Form 10-Q
period 1995-03-31
FIRST FINANCIAL BANCORP /OH/
filed 1995-05-08
CIK 708955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended      March 31, 1995
                               -------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _________________ to _________________

Commission file number 0-12379
                       -------


                           FIRST FINANCIAL BANCORP.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        Ohio                                31-1042001
     ----------------------------------------        --------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


         300 High Street, Hamilton, Ohio                       45011
   ----------------------------------------           --------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
                                                   -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                    -------  --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding at May 1, 1995
 -----------------------------                ------------------------------
 Common stock, $8.00 par value                          12,211,490

                            FIRST FINANCIAL BANCORP.

                                     INDEX



                                                                        Page No.

PART I-FINANCIAL INFORMATION

                Consolidated Balance Sheets -
                 March 31, 1995 and December 31, 1994                                        1

                Consolidated Statements of Earnings -
                 Three Months Ended
                 March 31, 1995 and 1994                                                     2

                Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994                                  3

                Notes to Consolidated Financial Statements                                   5

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               7


PART II-OTHER INFORMATION

                Item 4  Submission of Matters to a Vote of Security Holders                  12

                Item 6  Exhibits and Reports on Form 8-K                                     12


SIGNATURE                                                                                    13

                         PART I - FINANCIAL INFORMATION

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1995         1994
                                                      ------------  -----------
ASSETS
Cash and due from banks                                $   92,734   $  103,752
Interest-bearing deposits with other banks                  4,517        8,055
Federal funds sold and securities purchased
  under agreements to resell                                  198           97
Investment securities held-to-maturity
  (market value - $126,377 at March 31, 1995 and
   $140,319 at December 31, 1994)                         120,765      135,187
Investment securities available-for-sale,
  at market value                                         211,556      242,410
Loans
  Commercial                                              311,415      286,635
  Real estate-construction                                 24,292       29,273
  Real estate-mortgage                                    747,261      746,150
  Installment                                             297,747      285,412
  Credit card                                              13,850       15,599
  Lease financing                                          15,897       16,102
                                                       -----------  -----------
      Total loans                                       1,410,462    1,379,171
  Less
    Unearned income                                           312          304
    Allowance for loan losses                              18,904       18,609
                                                       -----------  -----------
      Net loans                                         1,391,246    1,360,258
Premises and equipment                                     37,750       37,999
Deferred income taxes                                       4,583        5,904
Accrued interest and other assets                          29,992       28,981
                                                       -----------  -----------
      TOTAL ASSETS                                     $1,893,341   $1,922,643
                                                       ===========  ===========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  184,417   $  201,331
  Interest-bearing                                      1,406,278    1,385,993
                                                       -----------  -----------
      Total deposits                                    1,590,695    1,587,324
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         74,336       81,609
  Other                                                     6,066       41,510
                                                       -----------  -----------
      Total short-term borrowings                          80,402      123,119
Accrued interest and other liabilities                     20,992       17,527
                                                       -----------  -----------
      TOTAL LIABILITIES                                 1,692,089    1,727,970
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 12,209,474 in 1995, 12,204,575 in 1994          97,676       97,637
Surplus                                                    15,074       15,027
Retained earnings                                          88,944       84,748
Unrealized net losses on securities available-for-sale       (384)      (2,712)
Restricted stock awards                                       (58)         (27)
                                                       -----------  -----------
      TOTAL SHAREHOLDERS' EQUITY                          201,252      194,673
                                                       -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,893,341  $ 1,922,643
                                                       ===========  ===========

                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                              Three months ended
                                                  March 31,
                                             --------------------
                                                1995       1994
                                             ---------  ---------
INTEREST INCOME
  Loans, including fees                      $  29,988  $  24,291
  Investment securities
    Taxable                                      3,998      4,632
    Tax-exempt                                   2,083      2,548
                                             ---------  ---------
      Total investment interest                  6,081      7,180
  Interest-bearing deposits with other banks        75        126
  Federal funds sold and securities
    purchased under agreements to resell            18        138
                                             ---------  ---------
      TOTAL INTEREST INCOME                     36,162     31,735
INTEREST EXPENSE
  Deposits                                      13,035     11,412
  Short-term borrowings                          1,460        188
  Long-term borrowings                               0         53
                                             ---------  ---------
      TOTAL INTEREST EXPENSE                    14,495     11,653
                                             ---------  ---------
      NET INTEREST INCOME                       21,667     20,082
  Provision for loan losses                        393        169
                                             ---------  ---------
      Net interest income after
        provision for loan losses               21,274     19,913
NONINTEREST INCOME
  Service charges on deposit accounts            2,022      1,978
  Trust income                                   1,894      1,797
  Investment securities gains                       13          6
  Other                                            944      1,323
                                             ---------  ---------
     TOTAL NONINTEREST INCOME                    4,873      5,104
NONINTEREST EXPENSES
  Salaries and employee benefits                 8,076      7,808
  Net occupancy expenses                         1,081      1,096
  Furniture and equipment expenses                 806        764
  Data processing expenses                       1,317      1,284
  Deposit insurance expense                        886        883
  State taxes                                      400        477
  Other                                          3,095      3,077
                                             ---------  ---------
     TOTAL NONINTEREST EXPENSES                 15,661     15,389
                                             ---------  ---------
Income before income taxes                      10,486      9,628
Income tax expense                               3,117      2,626
                                             ---------  ---------
     NET EARNINGS                            $   7,369  $   7,002
                                             =========  =========

Net earnings per common share                $    0.60  $    0.57
                                             =========  =========

Cash dividends declared per share            $    0.26  $    0.22
                                             =========  =========

Average shares outstanding                  12,206,529 12,210,706
                                            ========== ==========

                   See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                              Three months ended
                                                                     March 31,
                                                           ----------------------
                                                              1995         1994
                                                           ----------   ---------
OPERATING ACTIVITIES
  Net earnings                                             $  7,369     $  7,002
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                   393          169
    Provision for depreciation and amortization                 921          868
    Net amortization of investment security
      premiums and accretion of discounts                       400          523
    Deferred income taxes                                         0          953
    Realized investment security gains                          (13)          (6)
    Originations of mortgage loans held for sale             (1,760)     (24,208)
    Gains from sales of mortgage loans held for sale            (24)        (278)
    Proceeds from sale of mortgage loans held for sale        1,784       24,486
    Decrease (increase) in interest receivable                  771       (1,100)
    Increase in prepaid expenses                             (1,785)      (1,757)
    Increase in accrued expenses                              2,680          936
    Increase (decrease) in interest payable                   1,187         (256)
    Other                                                    (1,008)      (1,052)
                                                          ----------   ----------
      Net cash provided by operating activities              10,915        6,280

INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale       18,224        2,003
  Proceeds from calls, paydowns and maturities of
     securities available-for-sale                           23,227       20,839
  Purchases of securities available-for-sale                 (7,280)     (33,999)
  Proceeds from calls, paydowns and maturities of
     securities held-to-maturity                             14,375       10,035
  Purchases of securities held-to-maturity                      (15)      (5,249)
  Net decrease in interest-bearing deposits
     with other banks                                         3,538        8,367
  Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell           (101)      11,509
  Net increase in loans and leases                          (31,744)     (15,012)
  Recoveries from loans and leases previously charged off       269          242
  Proceeds from disposal of other real estate owned             541          378
  Purchases of premises and equipment                          (500)      (1,000)
                                                          ----------   ----------
      Net cash provided by (used in) investing activities    20,534       (1,887)

FINANCING ACTIVITIES
  Net increase in total deposits                              3,371        1,603
  Net decrease in short-term borrowings                     (42,717)        (464)
  Principal payments of long-term borrowings                      0       (1,857)
  Cash dividends declared                                    (3,174)      (2,627)
  Exercise of stock options                                      53          145
                                                          ----------   ----------
      Net cash used in financing activities                 (42,467)      (3,200)
                                                          ----------   ----------
        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (11,018)       1,193

Cash and cash equivalents at beginning of period            103,752       88,926
                                                          ----------   ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 92,734     $ 90,119
                                                          ==========   ==========

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                             Three months ended
                                                                    March 31,
                                                          -----------------------
                                                             1995         1994
                                                          ----------   ----------
Supplemental disclosures
  Interest paid                                            $ 13,308     $ 11,909
                                                          ==========   ==========
  Income taxes paid                                        $     85     $    161
                                                          ==========   ==========
  Recognition of deferred tax assets (liabilities)
      attributable to FASB Statement No. 115               $  1,321     $   (941)
                                                          ==========   ==========
  Acquisition of other real estate owned through
      foreclosure                                          $    101     $     75
                                                          ==========   ==========
  Issuance of restricted stock awards                      $     33
                                                          ==========
  Transfer of securities to available-for-sale upon
      adoption of FASB Statement No. 115                                $272,856
                                                                       ==========


                                                 See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. ("Bancorp"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Fayette Federal Savings Bank, Home Federal Bank - A Federal Savings Bank,
Union Bank & Trust Company, and The Clyde Savings Bank Company. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which currently exceeds 15 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

The Consolidated Statements of Cash Flows has been presented utilizing the indirect method. For purposes of the Consolidated Statements of Cash Flows, Bancorp considers cash and due from banks as cash and cash equivalents.

The assumed exercise of stock options would not have a materially dilutive effect, therefore, fully diluted earnings per share is not presented.


NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off-balance-sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance-sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit and commitments outstanding to extend credit is represented by the contractual amounts of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Following is a discussion of these transactions.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 1995, Bancorp had issued standby letters of credit aggregating $10,573,000 compared to $9,976,000 issued as of December 31, 1994. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $202,299,000 at March 31, 1995 and $216,802,000 at December 31, 1994. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  PENDING MERGERS
On December 29, 1994, Bancorp signed a Definitive Agreement of Merger with Peoples Bank and Trust Company, Sunman, Indiana. Subject to required shareholder and regulatory approvals, the merger of this $52 million bank is expected to be consummated during the third quarter of 1995 and be accounted for using the pooling-of-interests method of accounting.

On February 20, 1995, Bancorp signed a Definitive Agreement of Merger with Bright Financial Services, Inc., Flora, Indiana. Bright Financial Services, Inc. is a one-bank holding company whose only subsidiary is the $110 million Bright National Bank. Subject to required shareholder and regulatory approvals, this merger is also expected to be consummated during the third quarter of 1995 and be accounted for using the pooling-of-interests method of accounting.

NOTE 4:  ACCOUNTING CHANGES
Bancorp adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by FASB Statement No. 118 "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures" effective January 1, 1995. The adoption of the standard did not have a material impact on Bancorp's financial position or results of operations. For additional disclosures refer to the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ALLOWANCE FOR LOAN LOSSES and NONPERFORMING/UNDERPERFORMING ASSETS sections.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                               1995                              1994
                                            ----------    --------------------------------------------------
                                              Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                            ----------    ----------    ----------   ----------   ----------
                                                                 (Dollars in thousands)

Net Earnings                                $    7,369    $    6,516    $    7,161   $    7,494   $    7,002
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 1,394,024     1,345,953     1,291,400    1,232,887    1,188,826
  Investment securities (including
       available-for-sale)                     347,172       393,912       421,654      437,978      440,824
  Other earning assets                           7,056         5,696         9,761       16,616       30,909
                                            ----------    ----------    ----------   ----------   ----------
    Total Earning Assets                     1,748,252     1,745,561     1,722,815    1,687,481    1,660,559
  Total assets                               1,871,532     1,878,577     1,851,992    1,817,432    1,786,797
  Deposits                                   1,551,899     1,576,111     1,567,006    1,566,535    1,554,221
  Shareholders' equity                         197,050       192,414       191,555      187,922      182,983
Key Ratios:
  Average equity to average total assets        10.53%        10.24%        10.34%       10.34%       10.24%
  Return on average total assets                 1.57%         1.39%         1.55%        1.65%        1.57%
  Return on average equity                      14.96%        13.55%        14.95%       15.95%       15.31%
  Net interest margin (fully tax equivalent)     5.23%         5.30%         5.24%        5.26%        5.18%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $1,347,000 over the first quarter of 1994. However, net interest income declined slightly from the fourth quarter of 1994. The rise in interest rates during the fourth quarter of 1994 significantly impacted competitive pressures to raise core deposit rates during the first quarter of 1995. It is anticipated that it will be difficult to maintain the same high level of net interest margin realized in 1994 during 1995. The tax equivalent adjustment to interest income has gradually declined over the periods presented as a result of a decline in tax-exempt assets.

                                                                              QUARTER ENDED
                                                 1995                              1994
                                               --------    --------------------------------------------------
                                               Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                               --------    ----------    ----------   ----------   ----------
                                                                 (Dollars in thousands)
Interest income                                $36,162      $35,317       $33,913      $32,539      $31,735
Interest expense                                14,495       13,487        12,685       11,762       11,653
                                               -------      -------       -------      -------      -------
  Net interest income                           21,667       21,830        21,228       20,777       20,082
Tax equivalent adjustment to interest income     1,191        1,308         1,336        1,409        1,429
                                               -------      -------       -------      -------      -------
Net interest income (fully tax equivalent)     $22,858      $23,138       $22,564      $22,186      $21,511
                                               =======      =======       =======      =======      =======


RATE/VOLUME ANALYSIS
The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis. The impact of changes in volume and interest rates on net interest income is illustrated on the following page.

The increase in volume of earning assets outweighed the increase in interest-bearing liabilities, resulting in an increase to net interest income of $1,197,000 for the three months ended March 31, 1995 in comparison to the same period in 1994. The increase in rate for earning assets had a favorable effect on interest income and the increase in rate for interest-bearing liabilities had an unfavorable effect on interest expense. However, the effect on earning assets was greater resulting in an increase in net interest income of $388,000 year-to-date 1995 in comparison to the same period in 1994. The combined effect of rate and volume on earning assets caused interest income to increase by $4,427,000 year-to-date March 31, 1995 versus 1994. The combined effect on interest-bearing liabilities caused 1995's interest expense to increase by $2,842,000 year-to-date versus 1994, thus, providing the $1,585,000 increase in net interest income for the three months of 1995 over that reported for the same period in 1994.



                                          Three Months
                                             Ended             Change Due To:
                                          Mar. 31, 1995    -----------------------
                                            Over 1994        Rate         Volume
                                         --------------   ---------     ---------
                                                  (Dollars in thousands)
                    Interest income        $  4,427        $  2,697      $  1,730
                    Interest expense          2,842           2,309           533
                                           --------        --------      --------
                    Net interest income    $  1,585        $    388      $  1,197
                                           ========        ========      ========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 1995 was $7,337,000 which was an increase of $339,000 or 4.84% over that reported in the same period in 1994. This increase in net operating income can be primarily attributed to an increase in net interest income of $1,585,000 or 7.89%. The positive variance in net interest income was offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. Noninterest income for the first three months of 1995 decreased 4.53% in comparison to the same period in 1994 due to nonrecurring items in 1994. The majority of the nonrecurring items realized in 1994 were attributable to gains on the sale of loans.


INCOME TAXES
For the first three months of 1995, income tax expense was $3,117,000 compared to $2,626,000 for the same period in 1994, or an increase of $491,000. In 1995, $3,136,000 of the tax expense was related to operating income with a tax benefit of $19,000 related to securities transactions. In the first three months of 1994, income tax expense related to operating income was $2,624,000 with a tax expense related to securities transactions of $2,000. The significant increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $851,000 or 8.84% over that reported for the first three months of 1994 and a higher effective tax rate for the period in 1995. The higher effective tax rate was somewhat attributable to the effect of calls and decreased income from tax-exempt securities.


NET EARNINGS
Net earnings for the first three months of 1995 were $367,000 or 5.24% more than that recorded during the same period in 1994. As was discussed previously, net operating income was $7,337,000 which was 4.84% greater than the same period in 1994. Net securities gains through March 31, 1995 were $32,000 compared to $4,000 for the same period in 1994.

ALLOWANCE FOR LOAN LOSSES
Beginning in 1995, Bancorp adopted FASB Statement No. 114. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with FASB Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

At March 31, 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,142,000, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $423,000. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 1995, was approximately $1,148,000. For the quarter ended March 31, 1995, Bancorp recognized interest income on those impaired loans of $27,000. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                            Quarter Ended
                                            1995                 1994
                                          --------    --------------------------------------
                                           Mar. 31    Dec. 31   Sep. 30   Jun. 30   Mar. 31
                                          --------    --------  --------  --------  --------
                                                            (Dollars in thousands)

    Balance at beginning of period        $18,609     $18,441   $18,504   $18,367   $18,380
    Provision for loan losses                 393         611       298       190       169
    Loans charged off                        (367)       (713)     (643)     (372)     (424)
    Recoveries                                269         270       282       319       242
                                          --------    --------  --------  --------  --------
      Net charge offs                         (98)       (443)     (361)      (53)     (182)
                                          --------    --------  --------  --------  --------
    Balance at end of period              $18,904     $18,609   $18,441   $18,504   $18,367
                                          ========    ========  ========  ========  ========

    Ratios:
      Allowance to period end loans,
        net of unearned income              1.34%       1.35%     1.40%     1.46%     1.53%
      Recoveries to charge offs            73.30%      37.87%    43.86%    85.75%    57.08%
      Allowance as a multiple of
        net charge offs                   192.90X      42.01X    51.08X   349.13X   100.92X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets decreased $1,375,000 or 17.9% in the first quarter of 1995 when compared to the first quarter of 1994. In that same period, accruing loans past due 90 days or more decreased $399,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                              Quarter Ended
                                              1995               1994
                                           --------  --------------------------------------
                                            Mar. 31   Dec. 31   Sep. 30   Jun. 30   Mar. 31
                                           --------  --------  --------  --------  --------
                                                             (Dollars in thousands)

    Nonaccrual loans                       $ 3,457   $ 2,412   $ 2,938   $ 3,288   $ 3,952
    Restructured loans                       1,173     1,429     1,245     1,259       373
    OREO/ISF*                                1,669     2,116     2,164     2,953     3,349
                                           --------  --------  --------  --------  --------
      Total nonperforming assets             6,299     5,957     6,347     7,500     7,674
    Accruing loans past due
      90 days or more                          700       683       944       877     1,099
                                           --------  --------  --------  --------  --------
      Total underperforming assets         $ 6,999   $ 6,640   $ 7,291   $ 8,377   $ 8,773
                                           ========  ========  ========  ========  ========

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.45%     0.43%     0.48%     0.59%     0.64%
                                           ========  ========  ========  ========  ========
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.50%     0.48%     0.55%     0.66%     0.73%
                                           ========  ========  ========  ========  ========

    *Other real estate owned/In-substance foreclosure

In accordance with FASB Statement No. 114, a loan is classified as in-substance foreclosure when Bancorp has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which Bancorp had not taken possession of the collateral have not been reclassified to loans due to immateriality. At December 31, 1994, loans classified as in-substance foreclosure were $70,000.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 1995 Bancorp's deposit liabilities had increased by 0.21% from December 31, 1994. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $80,402,000 at March 31, 1995, compared to $123,119,000 at December 31, 1994. This higher short-term funding was required at December 31, 1994 in anticipation of maturing investment securities.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 1995, securities maturing in one year or less amounted to $94,169,000, representing 28.3% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 1995, amounted to $447,749,000, representing 23.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 1995, Bancorp had classified $211,556,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $500,000 for the first three months of 1995. In addition, remodeling is a planned and ongoing process given the 69 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 1995 were approximately $1,256,000. A significant portion of these commitments are associated with plans for an additional branch office at First National Bank of Southwestern Ohio. Management believes that Bancorp has sufficient liquidity to fund its current commitments.


CAPITAL ADEQUACY
The Federal Reserve established risk-based capital requirements for U.S. banking organizations which have been adopted by the Office of Thrift Supervision for savings and loan associations. Risk weights are assigned to on-and off-balance sheet items in arriving at risk-adjusted total assets. Regulatory capital is divided by risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital.

Fully phased-in guidelines require 4.00% for Tier 1 capital, which consists mainly of common shareholders' equity net of intangibles, and 8.00% for total capital (Tier 1 plus Tier 2 supplementary capital).

Bancorp's Tier 1 ratio at March 31, 1995, was 14.3% and its total capital ratio was 15.5%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.

                                                                   Quarter Ended
                                              1995                      1994
                                          ----------    ------------------------------------------------
                                            Mar. 31      Dec. 31       Sep. 30     Jun. 30     Mar. 31
                                          ----------    ----------    ----------  ----------  ----------
                                                                 (Dollars in thousands)
Tier I Capital:
Shareholder's equity                      $  201,252    $  194,673    $  194,033  $  190,060  $  187,396
  Less:  Intangible assets                     4,056         4,230         4,446       4,625       4,805
  Less:  Unrealized net securities
         (losses)/gains                         (384)       (2,712)         (934)       (571)      1,565
                                          ----------    ----------    ----------  ----------  ----------
Total Tier I Capital                      $  197,580    $  193,155    $  190,521  $  186,006  $  181,026
                                          ==========    ==========    ==========  ==========  ==========

Total Risk-Based Capital:
Tier I Capital                            $  197,580    $  193,155    $  190,521  $  186,006  $  181,026
Qualifying Allowance for Loan Losses          16,705        17,074        16,803      16,047      15,434
                                          ----------    ----------    ----------  ----------  ----------
Total Risk-Based Capital                  $  214,285    $  210,229    $  207,324  $  202,053  $  196,460
                                          ==========    ==========    ==========  ==========  ==========

Risk Weighted Assets                      $1,383,180    $1,365,882    $1,344,203  $1,283,793  $1,234,680
                                          ==========    ==========    ==========  ==========  ==========

Risk-Based Ratios:
  Tier I                                      14.28%        14.14%        14.17%      14.49%      14.66%
                                          ==========    ==========    ==========  ==========  ==========

  Total Risk-Based Capital                    15.53%        15.39%        15.42%      15.74%      15.91%
                                          ==========    ==========    ==========  ==========  ==========


ACCOUNTING AND REGULATORY MATTERS

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.


                           PART II-OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On April 25, 1995, Bancorp held its annual meeting of shareholders, the results of which follow:

            1)  Election of five directors:

                                                                                                     Abstentions/
                                                                     % of Total         Votes        Broker Non-
            Name                     Term          Votes For        Shares Voted       Against        Votes
            ----                     ----          ---------        ------------       -------       -----------
            Thomas C. Blake          3 years       10,769,045         99.84%            16,473       1,423,057
            F. Elden Houts           3 years       10,770,197         99.86%            15,321       1,423,057
            Charles T. Koehler       3 years       10,768,777         99.84%            16,741       1,423,057
            Lauren N. Patch          3 years       10,767,883         99.83%            17,635       1,423,057
            Paul G. Risser           3 years       10,744,014         99.61%            41,504       1,423,057

            Directors whose terms continue beyond the Annual Meeting in 1995:

            Class I Term expiring in 1996:

            Arthur W. Bidwell
            Carl R. Fiora
            Vaden Fitton
            Barry J. Levey
            Joseph L. Marcum

            Class II Term expiring in 1997:

            Richard J. Fitton
            Murph Knapke
            Stanley N. Pontius
            Barry S. Porter
            Joel H. Schmidt

            No other matters were brought before the meeting for a vote.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
            (b) Reports on Form 8-K

            During the quarter ended March 31, 1995, the registrant did not file any reports on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   FIRST FINANCIAL BANCORP.
                                                   -------------------------
                                                   (Registrant)



  Date      May 3, 1995                            /s/ Michael R. O'Dell
       ----------------------                      -------------------------
                                                   Michael R. O'Dell,
                                                   Comptroller