Form 10-Q
period 1995-06-30
FIRST FINANCIAL BANCORP /OH/
filed 1995-08-14
CIK 708955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended      June 30, 1995
                               --------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                   to
                              ------------------    ------------------
Commission file number 0-12379



                            FIRST FINANCIAL BANCORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                           31-1042001
--------------------------------------                 -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


    300 High Street, Hamilton, Ohio                            45011
---------------------------------------                 -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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

                          Yes   X       No
                             -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at August 1, 1995
    -----------------------------              -----------------------------
    Common stock, $8.00 par value                        12,567,476

                            FIRST FINANCIAL BANCORP.

                                     INDEX



                                                                     Page No.
                                                                     --------
PART I-FINANCIAL INFORMATION

                Consolidated Balance Sheets -
                 June 30, 1995 and December 31, 1994                    1

                Consolidated Statements of Earnings -
                 Six and Three Months Ended
                 June 30, 1995 and 1994                                 2

                Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1995 and 1994                3

                Notes to Consolidated Financial Statements              5

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7


PART II-OTHER INFORMATION

                Item 6  Exhibits and Reports on Form 8-K               13


SIGNATURE                                                              14

                         PART I - FINANCIAL INFORMATION
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                        June 30,   December 31,
                                                          1995         1994
                                                      ----------   -----------
ASSETS
Cash and due from banks                                $   99,632   $  103,752
Interest-bearing deposits with other banks                  4,923        8,055
Federal funds sold and securities purchased
  under agreements to resell                                8,660           97
Investment securities held-to-maturity
  (market value - $119,262 at June 30, 1995 and
   $140,319 at December 31, 1994)                         111,278      135,187
Investment securities available-for-sale,
  at market value (cost of $204,663 at June 30, 1995
  and $246,637 at December 31, 1994)                      205,911      242,410
Loans
  Commercial                                              322,840      286,635
  Real estate-construction                                 34,355       29,273
  Real estate-mortgage                                    736,281      746,150
  Installment                                             306,423      285,412
  Credit card                                              13,822       15,599
  Lease financing                                          15,350       16,102
                                                       ----------   ----------
      Total loans                                       1,429,071    1,379,171
  Less
    Unearned income                                           357          304
    Allowance for loan losses                              18,948       18,609
                                                       ----------   ----------
      Net loans                                         1,409,766    1,360,258
Premises and equipment                                     37,608       37,999
Deferred income taxes                                       3,907        5,904
Accrued interest and other assets                          30,002       28,981
                                                       ----------    ---------
      TOTAL ASSETS                                     $1,911,687   $1,922,643
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  189,818   $  201,331
  Interest-bearing                                      1,401,535    1,385,993
                                                       ----------   ----------
      Total deposits                                    1,591,353    1,587,324
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         70,280       81,609
  Other                                                    24,364       41,510
                                                       ----------   ----------
      Total short-term borrowings                          94,644      123,119
Accrued interest and other liabilities                     18,411       17,527
                                                       ----------   ----------
      TOTAL LIABILITIES                                 1,704,408    1,727,970
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 12,212,156 in 1995, 12,204,575 in 1994          97,697       97,637
Surplus                                                    15,120       15,027
Retained earnings                                          93,757       84,748
Unrealized net gain (losses) on securities
  available-for-sale, net of deferred income taxes            759       (2,712)
Restricted stock awards                                       (54)         (27)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY                          207,279      194,673
                                                       ----------   ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,911,687   $1,922,643
                                                       ==========   ==========

                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                            Six months ended     Three months ended
                                                 June 30,              June 30,
                                           -----------------------------------------
                                              1995       1994       1995      1994
                                           ----------  --------  --------- ---------
INTEREST INCOME
  Loans, including fees                    $  61,385  $  49,562  $  31,397 $   25,271
  Investment securities
    Taxable                                    7,738      9,231      3,740      4,599
    Tax-exempt                                 4,014      5,005      1,931      2,457
                                           ---------  ---------  ---------  ---------
      Total investment interest               11,752     14,236      5,671      7,056
  Interest-bearing deposits with
    other banks                                  139        208         64         82
  Federal funds sold and securities
    purchased under agreements to resell          30        268         12        130
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                   73,306     64,274     37,144     32,539
INTEREST EXPENSE
  Deposits                                    27,503     22,729     14,468     11,317
  Short-term borrowings                        2,468        600      1,008        412
  Long-term borrowings                             0         86          0         33
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  29,971     23,415     15,476     11,762
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     43,335     40,859     21,668     20,777
  Provision for loan losses                      619        359        226        190
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             42,716     40,500     21,442     20,587
NONINTEREST INCOME
  Service charges on deposit accounts          4,143      4,069      2,121      2,091
  Trust income                                 3,824      3,611      1,930      1,814
  Investment securities gains (losses)           251        (98)       238       (104)
  Other                                        1,919      2,240        975        917
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 10,137      9,822      5,264      4,718
NONINTEREST EXPENSES
  Salaries and employee benefits              15,915     15,674      7,839      7,866
  Net occupancy expenses                       2,141      2,091      1,060        995
  Furniture and equipment expenses             1,616      1,510        810        746
  Data processing expenses                     2,620      2,558      1,303      1,274
  Deposit insurance expense                    1,783      1,768        897        885
  State taxes                                    811        899        411        422
  Other                                        6,350      6,228      3,255      3,151
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               31,236     30,728     15,575     15,339
                                           ---------  ---------  ---------  ---------
Income before income taxes                    21,617     19,594     11,131      9,966
Income tax expense                             6,259      5,098      3,142      2,472
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  15,358  $  14,496  $   7,989  $   7,494
                                           =========  =========  =========  =========

Net earnings per common share              $    1.26  $    1.18  $    0.66  $    0.61
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.52  $    0.44  $    0.26  $    0.22
                                           =========  =========  =========  =========

Average shares outstanding                12,208,840 12,212,566 12,211,127 12,214,405
                                          ========== ========== ========== ==========

                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                           ----------------------
                                                              1995         1994
                                                           ----------   ---------
OPERATING ACTIVITIES
  Net earnings                                             $ 15,358     $ 14,496
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                   619          359
    Provision for depreciation and amortization               1,845        1,758
    Net amortization of investment security
      premiums and accretion of discounts                       743        1,038
    Deferred income taxes                                         0          (40)
    Realized investment security (gains) losses                (251)          98
    Originations of mortgage loans held for sale             (6,298)     (26,482)
    Gains from sales of mortgage loans held for sale           (117)        (290)
    Proceeds from sale of mortgage loans held for sale        6,415       26,772
    Decrease (increase) in interest receivable                  321       (1,592)
    Increase in prepaid expenses                             (1,453)        (710)
    Increase (decrease) in accrued expenses                     305         (469)
    Increase (decrease) in interest payable                   1,100         (131)
    Other                                                    (1,843)      (1,354)
                                                          ---------    ---------
      Net cash provided by operating activities              16,744       13,453

INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale       28,041          499
  Proceeds from calls, paydowns and maturities of
     securities available-for-sale                           29,484       67,622
  Purchases of securities available-for-sale                (15,683)     (76,300)
  Proceeds from calls, paydowns and maturities of
     securities held-to-maturity                             23,901       17,653
  Purchases of securities held-to-maturity                     (129)      (7,496)
  Net decrease in interest-bearing deposits
     with other banks                                         3,132       10,232
  Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell         (8,563)      22,798
  Net increase in loans and leases                          (50,612)     (75,946)
  Recoveries from loans and leases previously charged off       652          561
  Proceeds from disposal of other real estate owned             700          874
  Purchases of premises and equipment                        (1,113)      (2,092)
                                                          ---------    ---------
      Net cash provided by (used in) investing activities     9,810      (41,595)

FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                   4,029      (11,714)
  Net (decrease) increase in short-term borrowings          (28,475)      55,421
  Principal payments of long-term borrowings                      0       (2,418)
  Cash dividends declared                                    (6,349)      (5,198)
  Proceeds from exercise of stock options, net of shares
     purchased                                                  121          145
                                                          ---------    ---------
      Net cash (used in) provided by financing activities   (30,674)      36,236
                                                          ---------    ---------
        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (4,120)       8,094

Cash and cash equivalents at beginning of period            103,752       88,926
                                                          ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 99,632     $ 97,020
                                                          =========    =========

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                              Six months ended
                                                                 June  30,
                                                           ---------------------
                                                             1995         1994
                                                           --------     --------
Supplemental disclosures
  Interest paid                                            $ 30,057     $ 23,547
                                                           ========     ========
  Income taxes paid                                        $  5,685     $  4,905
                                                           ========     ========
  Recognition of deferred tax (liabilities) assets
      attributable to FASB Statement No. 115               $ (1,997)    $    231
                                                           ========     ========
  Acquisition of other real estate owned through
      foreclosure                                          $    207     $    176
                                                           ========     ========
  Issuance of restricted stock awards                      $     33
                                                           ========
  Transfer of securities to available-for-sale upon
      adoption of FASB Statement No. 115                                $272,856
                                                                        ========


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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 1995, Bancorp had issued standby letters of credit aggregating $8,109,000 compared to $9,976,000 issued as of December 31, 1994. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $226,237,000 at June 30, 1995 and $216,802,000 at December 31, 1994. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  PENDING MERGERS
On February 20, 1995, Bancorp signed a Definitive Agreement of Merger with Bright Financial Services, Inc., Flora, Indiana. Bright Financial Services, Inc. is a one-bank holding company whose only subsidiary is the $110 million Bright National Bank. Subject to required shareholder and regulatory approvals, this merger is expected to be consummated during the fourth quarter of 1995 and be accounted for using the pooling-of-interests method of accounting.

On May 22, 1995, Bancorp signed an Agreement in Principle to affiliate with F&M Bancorp of Rochester, Indiana. F&M Bancorp is a one-bank holding company with the $60 million Farmers & Merchants Bank as its only subsidiary. Subject to required shareholder and regulatory approval, this merger is expected to be consummated during the first quarter of 1996 and be accounted for using the pooling-of-interests method of accounting.

NOTE 4:  ACCOUNTING CHANGES
Bancorp adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by FASB Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. The adoption of the standard did not have a material impact on Bancorp's financial position or results of operations. For additional disclosures refer to the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ALLOWANCE FOR LOAN LOSSES and NONPERFORMING/UNDERPERFORMING ASSETS sections.

NOTE 5:  SUBSEQUENT EVENTS
On July 16, 1995, Bancorp issued 354,645 shares of its common stock in exchange for all the outstanding common stock of Peoples Bank and Trust Company, Sunman, Indiana. The acquisition of the $54 million bank has been accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, have not been restated for periods prior to July 16, 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                     FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                     1995                             1994
                                            ------------------------    ------------------------------------
                                              JUN. 30       MAR. 31       DEC. 31      SEP. 30      JUN. 30
                                            ----------    ----------    ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
NET EARNINGS                                $    7,989    $    7,369    $    6,516   $    7,161   $    7,494
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,418,520     1,394,024     1,345,953    1,291,400    1,232,887
  INVESTMENT SECURITIES (INCLUDING
       AVAILABLE-FOR-SALE)                     321,336       347,172       393,912      421,654      437,978
  OTHER EARNING ASSETS                           4,084         7,056         5,696        9,761       16,616
                                            ----------    ----------    ----------   ----------   ----------
    TOTAL EARNING ASSETS                     1,743,940     1,748,252     1,745,561    1,722,815    1,687,481
  TOTAL ASSETS                               1,868,384     1,871,532     1,878,577    1,851,992    1,817,432
  DEPOSITS                                   1,573,997     1,551,899     1,576,111    1,567,006    1,566,535
  SHAREHOLDERS' EQUITY                         203,469       197,050       192,414      191,555      187,922
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        10.89%        10.53%        10.24%       10.34%       10.34%
  RETURN ON AVERAGE TOTAL ASSETS                 1.71%         1.57%         1.39%        1.55%        1.65%
  RETURN ON AVERAGE EQUITY                      15.71%        14.96%        13.55%       14.95%       15.95%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.22%         5.23%         5.30%        5.24%        5.26%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $593,000 over the second quarter of 1994. However, net interest income declined slightly from the first quarter of 1995. The rise in interest rates during the fourth quarter of 1994 significantly impacted competitive pressures to raise core deposit rates during the first quarter of 1995. It is anticipated that it will be difficult to maintain the same high level of net interest margin realized in 1994 during 1995. The tax equivalent adjustment to interest income has gradually declined over the periods presented as a result of a decline in tax-exempt assets.

                                                                       QUARTER ENDED
                                                       1995                             1994
                                               --------------------       ---------------------------------
                                               JUN. 30      MAR. 31       DEC. 31      SEP. 30      JUN. 30
                                               --------     -------       -------      -------      -------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST INCOME                                $37,144      $36,162       $35,317      $33,913      $32,539
INTEREST EXPENSE                                15,476       14,495        13,487       12,685       11,762
                                               -------      -------       -------      -------      -------
  NET INTEREST INCOME                           21,668       21,667        21,830       21,228       20,777
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME     1,111        1,191         1,308        1,336        1,409
                                               -------      -------       -------      -------      -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $22,779      $22,858       $23,138      $22,564      $22,186
                                               =======      =======       =======      =======      =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, increases in rates had a significant impact on both interest income and interest expense for the six month and three month periods ended June 30, 1995 in comparison to 1994. The increase in rates had slightly more impact on interest income than interest expense. A significant increase in the volume of earning assets also contributed favorably to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                        SIX MONTHS                               THREE MONTHS
                          ENDED                                     ENDED
                       JUN. 30, 1995    CHANGE DUE TO:          JUNE. 30, 1995      CHANGE DUE TO:
                                      -------------------                       --------------------
                         OVER 1994      RATE      VOLUME          OVER 1994        RATE      VOLUME
                       -------------  --------   --------      ---------------  ---------   --------
                               (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
INTEREST INCOME          $  9,032     $  6,187   $  2,845        $    4,605     $   3,489   $ 1,116
INTEREST EXPENSE            6,556        5,758        798             3,714         3,446       268
                         --------     --------   --------        ----------     ---------   -------
NET INTEREST INCOME      $  2,476     $    429   $  2,047        $      891     $      43   $   848
                         ========     ========   ========        ==========     =========   =======

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 1995 was $15,131,000 which was an increase of $1,117,000 or 7.97% over that reported in the same period in 1994. This increase in net operating income can be primarily attributed to an increase in net interest income of $2,476,000 or 6.06%. Noninterest income for the first six months of 1995 increased 3.21% in comparison to the same period in 1994. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section.

Net operating income for the second quarter of 1995 increased $778,000 or 11.1% over the same period in 1994 due to the same reasons discussed above.

INCOME TAXES
For the first six months of 1995, income tax expense was $6,259,000 compared to $5,098,000 for the same period in 1994, or an increase of $1,161,000. In 1995, $6,235,000 of the tax expense was related to operating income with a tax expense of $24,000 related to securities transactions. In the first six months of 1994, income tax expense related to operating income was $5,678,000 with a tax benefit related to securities transactions of $580,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $1,674,000 or 8.50% over that reported for the first six months of 1994 and a higher effective tax rate for the period in 1995. The higher effective tax rate was somewhat attributable to the effect of calls and decreased income from tax-exempt securities.

For the second quarter of 1995, income tax expense was $3,142,000 compared to $2,472,000 for the same period in 1994, or an increase of $670,000. In 1995, $3,099,000 of the tax expense was related to operating income with a tax expense of $43,000 related to securities transactions. In the second quarter of 1994, income tax expense related to operating income was $3,054,000 with a tax benefit related to securities transactions of $582,000.

NET EARNINGS
Net earnings for the first six months of 1995 were $862,000 or 5.95% more than that recorded during the same period in 1994. As was discussed previously, net operating income was $15,131,000 which was 7.97% greater than the same period in 1994. Net securities gains through June 30, 1995 were $227,000 compared to $482,000 for the same period in 1994.

Net earnings for the quarter ending June 30, 1995 were $495,000 or 6.61% more than that recorded during the same period in 1994. Net operating income was $7,794,000 which was 11.1% greater than the same period in 1994. Net securities gains for the quarter ended June 30, 1995 were $195,000 compared to $478,000 for the same period in 1994.

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

At June 30, 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,070,000, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $420,000. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the six months and quarter ended June 30, 1995, was approximately $1,212,000 and $1,275,000, respectively. For the six months and quarter ended June 30, 1995, Bancorp recognized interest income on those impaired loans of $57,000 and $30,000, respectively. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.

                                                            QUARTER ENDED
                                                  1995                         1994
                                          --------------------     ----------------------------
                                           JUN. 30    MAR. 31      DEC. 31   SEP. 30   JUN. 30
                                          --------    --------     --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
    BALANCE AT BEGINNING OF PERIOD        $18,904     $18,609      $18,441   $18,504   $18,367
    PROVISION FOR LOAN LOSSES                 226         393          611       298       190
    LOANS CHARGED OFF                        (565)       (367)        (713)     (643)     (372)
    RECOVERIES                                383         269          270       282       319
                                          --------    --------     --------  --------  --------
      NET CHARGE OFFS                        (182)        (98)        (443)     (361)      (53)
                                          --------    --------     --------  --------  --------
    BALANCE AT END OF PERIOD              $18,948     $18,904      $18,609   $18,441   $18,504
                                          ========    ========     ========  ========  ========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME              1.33%       1.34%        1.35%     1.40%     1.46%
      RECOVERIES TO CHARGE OFFS            67.79%      73.30%       37.87%    43.86%    85.75%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                   104.11X     192.90X       42.01X    51.08X   349.13X

NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets decreased $827,000 or 11.0% in the second quarter of 1995 when compared to the second quarter of 1994. In that same period, accruing loans past due 90 days or more decreased $18,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                              QUARTER ENDED
                                                   1995                    1994
                                           ------------------  ----------------------------
                                            JUN. 30   MAR. 31   DEC. 31   SEP. 30   JUN. 30
                                           --------  --------  --------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
    NONACCRUAL LOANS                       $ 3,631   $ 3,457   $ 2,412   $ 2,938   $ 3,288
    RESTRUCTURED LOANS                       1,426     1,173     1,429     1,245     1,259
    OREO/ISF*                                1,616     1,669     2,116     2,164     2,953
                                           --------  --------  --------  --------  --------
      TOTAL NONPERFORMING ASSETS             6,673     6,299     5,957     6,347     7,500
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                          859       700       683       944       877
                                           --------  --------  --------  --------  --------
      TOTAL UNDERPERFORMING ASSETS         $ 7,532   $ 6,999   $ 6,640   $ 7,291   $ 8,377
                                           ========  ========  ========  ========  ========

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.47%     0.45%     0.43%     0.48%     0.59%
                                           ========  ========  ========  ========  ========
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.53%     0.50%     0.48%     0.55%     0.66%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 1995 Bancorp's deposit liabilities had increased by 25.4% from December 31, 1994. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $94,644,000 at June 30, 1995, compared to $123,119,000 at December 31, 1994. This higher short-term funding was required at December 31, 1994 in anticipation of maturing investment securities.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 1995, securities maturing in one year or less amounted to $75,344,000, representing 23.8% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 1995, amounted to $444,123,000, representing 23.2% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 1995, Bancorp had classified $205,911,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,113,000 for the first six months of 1995. In addition, remodeling is a planned and ongoing process given the 68 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 1995 were approximately $1,452,000. A significant portion of these commitments are associated with plans for an additional branch office at First National Bank of Southwestern Ohio. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier 1 ratio at June 30, 1995, was 14.4% and its total capital ratio was 15.6%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.

                                                                   QUARTER ENDED
                                                   1995                               1994
                                          ------------------------    ----------------------------------
                                            JUN. 30      MAR. 31       DEC. 31     SEP. 30     JUN. 30
                                          ----------    ----------    ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  207,279    $  201,252    $  194,673  $  194,033  $  190,060
  LESS:  INTANGIBLE ASSETS                     3,883         4,056         4,230       4,446       4,625
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                          759          (384)       (2,712)       (934)       (571)
                                          ----------    ----------    ----------  ----------  ----------
TOTAL TIER I CAPITAL                      $  202,637    $  197,580    $  193,155  $  190,521  $  186,006
                                          ==========    ==========    ==========  ==========  ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  202,637    $  197,580    $  193,155  $  190,521  $  186,006
QUALIFYING ALLOWANCE FOR LOAN LOSSES          17,603        17,290        17,074      16,803      16,047
                                          ----------    ----------    ----------  ----------  ----------
TOTAL RISK-BASED CAPITAL                  $  220,240    $  214,870    $  210,229  $  207,324  $  202,053
                                          ==========    ==========    ==========  ==========  ==========

RISK WEIGHTED ASSETS                      $1,408,270    $1,383,180    $1,365,882  $1,344,203  $1,283,793
                                          ==========    ==========    ==========  ==========  ==========

RISK-BASED RATIOS:
  TIER I                                      14.39%        14.28%        14.14%      14.17%      14.49%
                                          ==========    ==========    ==========  ==========  ==========

  TOTAL RISK-BASED CAPITAL                    15.64%        15.53%        15.39%      15.42%      15.74%
                                          ==========    ==========    ==========  ==========  ==========

ACCOUNTING AND REGULATORY MATTERS

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122 on accounting for mortgage servicing rights. This Statement is required to be adopted for financial statements for fiscal years beginning after December 15, 1995. Bancorp is in the process of analyzing the Statement and at this time its financial impact is unknown but is expected to be immaterial.

On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to retroactively lower the deposit insurance premiums commercial banks pay from $0.23 to $0.04 per $100 in insured deposits for well-capitalized institutions. At the time of filing, the FDIC had not finalized the effective date of this change, and therefore, the impact is not reflected in the June 30, 1995 Consolidated Financial Statements. This change, when finalized, is anticipated to have a positive impact on Bancorp's commercial banking subsidiaries. Premiums for thrifts were not revised. Bancorp currently has approximately $300,000,000 in deposits at its thrift subsidiaries insured under the Savings Association Insurance Fund (SAIF). Currently, the SAIF reserves are considered underfunded and regulatory discussions continue regarding options for restoring SAIF levels. These discussions include the possibility of a one-time charge to thrifts which could have a material negative impact on Bancorp's thrifts.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
            (b) Reports on Form 8-K

            During the quarter ended June 30, 1995, the registrant did not file any reports on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST FINANCIAL BANCORP.
                                        ------------------------------
                                        (Registrant)



Date  August 11, 1995                   /S/ MICHAEL R. O'DELL
      --------------------              ------------------------------
                                        Michael R. O'Dell,
                                        Comptroller