Form 10-Q
period 1995-09-30
FIRST FINANCIAL BANCORP /OH/
filed 1995-11-13
CIK 708955

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1995
                              -------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -------------
Commission file number 0-12379
                       -------


                            FIRST FINANCIAL BANCORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Ohio                                31-1042001
      -----------------------------------        --------------------------
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)


           300 High Street, Hamilton, Ohio                45011
      --------------------------------------     --------------------------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (513) 867-4700
                                                  -------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                 -------  --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding at November 1, 1995
  -----------------------------        ----------------------------------
  Common stock, $8.00 par value                  13,011,517

                            FIRST FINANCIAL BANCORP.

                                     INDEX



                                                                        Page No.
                                                                        --------
PART I-FINANCIAL INFORMATION

          Consolidated Balance Sheets -
           September 30, 1995 and December 31, 1994                          1

          Consolidated Statements of Earnings -
           Nine and Three Months Ended
           September 30, 1995 and 1994                                       2

          Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1994                     3

          Notes to Consolidated Financial Statements                         5

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8


PART II-OTHER INFORMATION

          Item 6  Exhibits and Reports on Form 8-K                           13


SIGNATURE                                                                    14

                         PART I - FINANCIAL INFORMATION
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                          1995         1994
                                                      ------------  -----------
ASSETS
Cash and due from banks                                $   93,539   $  103,752
Interest-bearing deposits with other banks                  5,512        8,055
Federal funds sold and securities purchased
  under agreements to resell                                8,006           97
Investment securities held-to-maturity, at cost
  (market value - $112,376 at September 30, 1995 and
   $140,319 at December 31, 1994)                         105,849      135,187
Investment securities available-for-sale,
  at market value (cost of $247,147 at September 30, 1995
  and $246,637 at December 31, 1994)                      248,540      242,410
Loans
  Commercial                                              321,846      286,635
  Real estate-construction                                 36,730       29,273
  Real estate-mortgage                                    753,777      746,150
  Installment                                             315,097      285,412
  Credit card                                              14,086       15,599
  Lease financing                                          14,968       16,102
                                                       -----------  -----------
      Total loans                                       1,456,504    1,379,171
  Less
    Unearned income                                           612          304
    Allowance for loan losses                              19,364       18,609
                                                       -----------  -----------
      Net loans                                         1,436,528    1,360,258
Premises and equipment                                     37,710       37,999
Deferred income taxes                                       3,964        5,904
Accrued interest and other assets                          29,741       28,981
                                                       -----------  -----------
      TOTAL ASSETS                                     $1,969,389   $1,922,643
                                                       ===========  ===========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  192,099   $  201,331
  Interest-bearing                                      1,448,951    1,385,993
                                                       -----------  -----------
      Total deposits                                    1,641,050    1,587,324
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         64,332       81,609
  Other                                                    21,645       41,510
                                                       -----------  -----------
      Total short-term borrowings                          85,977      123,119
Accrued interest and other liabilities                     21,801       17,527
      TOTAL LIABILITIES                                -----------  -----------
                                                        1,748,828    1,727,970
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 12,568,641 in 1995, 12,204,575 in 1994         100,549       97,637
Surplus                                                    14,241       15,027
Retained earnings                                         104,957       84,748
Unrealized net gain (losses) on securities
  available-for-sale, net of deferred income taxes            865       (2,712)
Restricted stock awards                                       (51)         (27)
                                                       -----------  -----------
      TOTAL SHAREHOLDERS' EQUITY                          220,561      194,673
                                                       -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,969,389   $1,922,643
                                                       ===========  ===========

              See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                            Nine months ended     Three months ended
                                              September 30,          September 30,
                                           ------------------------------------------
                                              1995       1994       1995       1994
                                           ----------  --------  ---------  ---------
INTEREST INCOME
  Loans, including fees                    $  94,305  $  76,459  $  32,920  $  26,897
  Investment securities
    Taxable                                   11,751     13,800      4,013      4,569
    Tax-exempt                                 5,758      7,349      1,744      2,344
                                           ---------  ---------  ---------  ---------
      Total investment interest               17,509     21,149      5,757      6,913
  Interest-bearing deposits with
    other banks                                  224        298         85         90
  Federal funds sold and securities
    purchased under agreements to resell         128        281         98         13
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  112,166     98,187     38,860     33,913
INTEREST EXPENSE
  Deposits                                    42,747     34,634     15,244     11,905
  Short-term borrowings                        3,376      1,342        908        742
  Long-term borrowings                             0        124          0         38
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  46,123     36,100     16,152     12,685
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     66,043     62,087     22,708     21,228
  Provision for loan losses                    1,151        657        532        298
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             64,892     61,430     22,176     20,930
NONINTEREST INCOME
  Service charges on deposit accounts          6,314      6,154      2,171      2,085
  Trust income                                 5,706      5,308      1,882      1,697
  Investment securities gains (losses)           300       (618)        49       (520)
  Other                                        2,908      3,179        989        939
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 15,228     14,023      5,091      4,201
NONINTEREST EXPENSES
  Salaries and employee benefits              24,321     23,446      8,406      7,772
  Net occupancy expenses                       3,260      3,165      1,119      1,074
  Furniture and equipment expenses             2,415      2,217        799        707
  Data processing expenses                     3,977      3,863      1,357      1,305
  Deposit insurance expense                    1,860      2,652         77        884
  State taxes                                  1,224      1,318        413        419
  Other                                        9,738      9,583      3,388      3,355
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               46,795     46,244     15,559     15,516
                                           ---------  ---------  ---------  ---------
Income before income taxes                    33,325     29,209     11,708      9,615
Income tax expense                             9,850      7,552      3,591      2,454
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  23,475  $  21,657  $   8,117  $   7,161
                                           =========  =========  =========  =========

Net earnings per common share              $    1.91  $    1.77  $    0.65  $    0.59
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.78  $    0.66  $    0.26  $    0.22
                                           =========  =========  =========  =========

Average shares outstanding                12,311,609 12,213,201 12,513,795 12,214,452
                                          ========== ========== ========== ==========

                                 See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                             Nine months ended
                                                                September 30,
                                                           ----------------------
                                                              1995         1994
                                                           ----------   ---------
OPERATING ACTIVITIES
  Net earnings                                             $ 23,475     $ 21,657
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 1,151          657
    Provision for depreciation and amortization               2,985        2,607
    Net amortization of investment security
      premiums and accretion of discounts                       864        1,507
    Deferred income taxes                                      (102)        (596)
    Realized investment security (gains) losses                (300)         618
    Originations of mortgage loans held for sale            (18,247)     (28,575)
    Gains from sales of mortgage loans held for sale           (254)        (322)
    Proceeds from sale of mortgage loans held for sale       18,501       28,897
    Increase in interest receivable                            (601)      (2,311)
    Increase in prepaid expenses                               (509)      (1,069)
    Increase in accrued expenses                              2,384          639
    Increase in interest payable                              1,744          479
    Other                                                      (345)      (2,230)
                                                          ----------   ----------
      Net cash provided by operating activities              30,746       21,958

INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale       34,188       33,715
  Proceeds from calls, paydowns and maturities of
     securities available-for-sale                           35,871       78,901
  Purchases of securities available-for-sale                (59,442)    (109,913)
  Proceeds from calls, paydowns and maturities of
     securities held-to-maturity                             37,236       28,105
  Purchases of securities held-to-maturity                     (520)      (9,159)
  Net decrease in interest-bearing deposits
     with other banks                                         3,740       10,725
  Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell         (1,184)      20,751
  Net increase in loans and leases                          (54,777)    (131,384)
  Recoveries from loans and leases previously charged off       881          843
  Proceeds from disposal of other real estate owned             833        1,667
  Cash acquired in merger                                     2,577            0
  Purchases of premises and equipment                        (2,232)      (2,954)
                                                          ----------   ----------
      Net cash used in investing activities                  (2,829)     (78,703)

FINANCING ACTIVITIES
  Net increase in total deposits                              8,506        5,403
  Net (decrease) increase in short-term borrowings          (37,142)      69,654
  Principal payments of long-term borrowings                      0       (3,983)
  Cash dividends declared                                    (9,617)      (7,903)
  Purchase of treasury stock                                      0         (189)
  Proceeds from exercise of stock options, net of shares
     purchased                                                  123          151
                                                          ----------   ----------
      Net cash (used in) provided by financing activities   (38,130)      63,133
                                                          ----------   ----------
        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (10,213)       6,388

Cash and cash equivalents at beginning of period            103,752       88,926
                                                          ----------   ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 93,539     $ 95,314
                                                          ==========   ==========

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                             Nine months ended
                                                               September  30,
                                                          -----------------------
                                                             1995         1994
                                                          ----------   ----------
Supplemental disclosures
  Interest paid                                            $ 45,171     $ 35,621
                                                          ==========   ==========
  Income taxes paid                                        $  8,260     $  6,734
                                                          ==========   ==========
  Recognition of deferred tax (liabilities) assets
      attributable to FASB Statement No. 115               $ (2,042)    $    486
                                                          ==========   ==========
  Acquisition of other real estate owned through
      foreclosure                                          $    371     $    192
                                                          ==========   ==========
  Issuance of restricted stock awards                      $     33
                                                          ==========
  Transfer of securities to available-for-sale upon
      adoption of FASB Statement No. 115                                $272,856
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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Fayette Federal Savings Bank, Home Federal Bank - A Federal Savings Bank,
Union Bank & Trust Company, The Clyde Savings Bank Company and Peoples Bank and Trust Company. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which currently exceeds 15 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 1995, Bancorp had issued standby letters of credit aggregating $9,871,000 compared to $9,976,000 issued as of December 31, 1994. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $211,802,000 at September 30, 1995 and $216,802,000 at December 31, 1994. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  BUSINESS COMBINATIONS
On July 16, 1995, Bancorp issued 354,645 shares of its common stock in exchange for all the outstanding common stock of Peoples Bank and Trust Company, Sunman, Indiana. The acquisition of the $54 million bank has been accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, have not been restated for periods prior to July 16, 1995.

NOTE 4:  PENDING MERGERS
On September 12, 1995, Bancorp announced the signing of a Definitive Agreement of Merger with F&M Bancorp of Rochester, Indiana. F&M Bancorp is a one-bank holding company with the $60 million Farmers & Merchants Bank as its only subsidiary. Bancorp intends to merge Farmers & Merchants Bank into Indiana Lawrence Bank. Subject to required shareholder and regulatory approval, this merger is expected to be consummated during the second quarter of 1996 and be accounted for using the pooling-of-interests method of accounting.

NOTE 5:  SUBSEQUENT EVENTS
On October 1, 1995, Bancorp issued 442,876 shares of its common stock in exchange for all the outstanding common stock of Bright Financial Services, Inc. (Bright Financial), Flora, Indiana. Upon consummation of the merger, Bright Financial was dissolved and its subsidiary, the $113 million Bright National Bank, became a wholly-owned subsidiary of Bancorp. Bancorp also acquired Bright Financial's 23.1911% joint venture investment in Independent Bankers Life Insurance of Indiana (Independent Bankers Life), operating out of Roachdale, Indiana. Independent Bankers Life is a joint venture of five community bank holding companies. The only purpose of this insurance company is to write credit life and disability insurance for consumer loans. This merger was accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, will not be restated for periods prior to October 1, 1995.

NOTE 6:  ACCOUNTING CHANGES
Bancorp adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by FASB Statement No. 118 "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures" effective January 1, 1995. The adoption of the standard did not have a material impact on Bancorp's financial position or results of operations. For additional disclosures refer to the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ALLOWANCE FOR LOAN LOSSES and NONPERFORMING/UNDERPERFORMING ASSETS sections.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                             1995                              1994
                                            --------------------------------------   -----------------------
                                              SEP. 30       JUN. 30       MAR. 31      DEC. 31      SEP. 30
                                            ----------    ----------    ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
NET EARNINGS                                $    8,117    $    7,989    $    7,369   $    6,516   $    7,161
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,449,366     1,418,520     1,394,024    1,345,953    1,291,400
  INVESTMENT SECURITIES                        332,720       321,336       347,172      393,912      421,654
  OTHER EARNING ASSETS                          13,269         4,084         7,056        5,696        9,761
                                            ----------    ----------    ----------   ----------   ----------
    TOTAL EARNING ASSETS                     1,795,355     1,743,940     1,748,252    1,745,561    1,722,815
  TOTAL ASSETS                               1,923,339     1,868,384     1,871,532    1,878,577    1,851,992
  DEPOSITS                                   1,618,998     1,573,997     1,551,899    1,576,111    1,567,006
  SHAREHOLDERS' EQUITY                         216,164       203,469       197,050      192,414      191,555
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        11.24%        10.89%        10.53%       10.24%       10.34%
  RETURN ON AVERAGE TOTAL ASSETS                 1.69%         1.71%         1.57%        1.39%        1.55%
  RETURN ON AVERAGE EQUITY                      15.02%        15.71%        14.96%       13.55%       14.95%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.28%         5.22%         5.23%        5.30%        5.24%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has gradually declined over the periods presented as a result of a decline in tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $1,152,000 over the third quarter of 1994. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the third quarter of 1995.

                                                                       QUARTER ENDED
                                                             1995                             1994
                                               ----------------------------------      --------------------
                                               SEP. 30      JUN. 30       MAR. 31      DEC. 31      SEP. 30
                                               -------      -------       -------      -------      -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME                                $38,860      $37,144       $36,162      $35,317      $33,913
INTEREST EXPENSE                                16,152       15,476        14,495       13,487       12,685
                                               -------      -------       -------      -------      -------
  NET INTEREST INCOME                           22,708       21,668        21,667       21,830       21,228
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME     1,008        1,111         1,191        1,308        1,336
                                               -------      -------       -------      -------      -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $23,716      $22,779       $22,858      $23,138      $22,564
                                               =======      =======       =======      =======      =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, increases in rates had a significant impact on both interest income and interest expense for the nine month and three month periods ended September 30, 1995 in comparison to 1994. The increase in rates had slightly more impact on interest income than interest expense. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                        NINE MONTHS                             THREE MONTHS
                          ENDED                                     ENDED
                       SEP. 30, 1995    CHANGE DUE TO:          SEP. 30, 1995       CHANGE DUE TO:
                                      -------------------                       -------------------
                         OVER 1994      RATE      VOLUME          OVER 1994        RATE      VOLUME
                       -------------  --------   --------      ---------------  ---------   -------
                               (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
INTEREST INCOME          $ 13,979     $  9,663   $  4,316        $    4,947     $   3,477   $ 1,470
INTEREST EXPENSE           10,023        8,930      1,093             3,467         3,174       293
                         --------     --------   --------        ----------     ---------   -------
NET INTEREST INCOME      $  3,956     $    733   $  3,223        $    1,480     $     303   $ 1,177
                         ========     ========   ========        ==========     =========   =======

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 1995 was $23,191,000 which was an increase of $2,036,000 or 9.62% over that reported in the same period in 1994. This increase in net operating income can be primarily attributed to an increase in net interest income of $3,956,000 or 6.37%. Noninterest income, excluding securities transactions, for the first nine months of 1995 increased 1.96% in comparison to the same period in 1994. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was only 1.19%. This marginal increase in noninterest expense was achievable in part due to the receipt of refunds from the Federal Deposit Insurance Corporation
(FDIC) on deposit insurance premiums paid. These refunds were received at Bancorp's commercial banking subsidiaries in the third quarter of 1995.

Net operating income for the third quarter of 1995 increased $919,000 or 12.9% over the same period in 1994 due to the same reasons discussed above.

INCOME TAXES
For the first nine months of 1995, income tax expense was $9,850,000 compared to $7,552,000 for the same period in 1994, or an increase of $2,298,000. In 1995, $9,834,000 of the tax expense was related to operating income with a tax expense of $16,000 related to securities transactions. In the first nine months of 1994, income tax expense related to operating income was $8,672,000 with a tax benefit related to securities transactions of $1,120,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $3,198,000 or 10.7% over that reported for the first nine months of 1994 and a higher effective tax rate for the period in 1995. The higher effective tax rate was primarily attributable to the effect of calls and decreased income from tax-exempt securities.

For the third quarter of 1995, income tax expense was $3,591,000 compared to $2,454,000 for the same period in 1994, or an increase of $1,137,000. In 1995, $3,599,000 of the tax expense was related to operating income with a tax benefit of $8,000 related to securities transactions. In the third quarter of 1994, income tax expense related to operating income was $2,994,000 with a tax benefit related to securities transactions of $540,000.

NET EARNINGS
Net earnings for the first nine months of 1995 were $1,818,000 or 8.39% greater than that recorded during the same period in 1994. As was discussed previously, net operating income was $23,191,000 which was 9.62% greater than the same period in 1994. Net securities gains through September 30, 1995 were $284,000 compared to $502,000 for the same period in 1994.

Net earnings for the quarter ending September 30, 1995 were $956,000 or 13.4% greater than that recorded during the same period in 1994. Net operating income was $8,060,000 which was 12.9% greater than the same period in 1994.
Net securities gains for the quarter ended September 30, 1995 were $57,000 compared to $20,000 for the same period in 1994.

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

At September 30, 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $863,000, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $513,000. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the nine months and quarter ended September 30, 1995, was approximately $1,478,000 and $2,001,000, respectively. For the nine months ended September 30, 1995, Bancorp recognized interest income on those impaired loans of $57,000. Bancorp did not recognize any interest income on impaired loans during the third quarter. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                            QUARTER ENDED
                                                      1995                       1994
                                          ----------------------------    ------------------
                                          SEP. 30   JUN. 30   MAR. 31     DEC. 31   SEP. 30
                                          --------  --------  --------    --------  --------
                                                         (DOLLARS IN THOUSANDS)
    BALANCE AT BEGINNING OF PERIOD        $18,948   $18,904   $18,609     $18,441   $18,504
    ALLOWANCE ACQUIRED THROUGH MERGER         206
    PROVISION FOR LOAN LOSSES                 532       226       393         611       298
    LOANS CHARGED OFF                        (551)     (565)     (367)       (713)     (643)
    RECOVERIES                                229       383       269         270       282
                                          --------  --------  --------    --------  --------
      NET CHARGE OFFS                        (322)     (182)      (98)       (443)     (361)
                                          --------  --------  --------    --------  --------
    BALANCE AT END OF PERIOD              $19,364   $18,948   $18,904     $18,609   $18,441
                                          ========  ========  ========    ========  ========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME              1.33%     1.33%     1.34%       1.35%     1.40%
      RECOVERIES TO CHARGE OFFS            41.56%    67.79%    73.30%      37.87%    43.86%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                    60.14X   104.11X   192.90X      42.01X    51.08X

NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets decreased $626,000 or 9.86% in the third quarter of 1995 when compared to the third quarter of 1994. In that same period, accruing loans past due 90 days or more decreased $63,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.


                                                              QUARTER ENDED
                                                         1995                   1994
                                           ----------------------------  ------------------
                                           SEP. 30   JUN. 30   MAR. 31   DEC. 31   SEP. 30
                                           --------  --------  --------  --------  --------
    NONACCRUAL LOANS                       $ 3,522   $ 3,631   $ 3,457   $ 2,412   $ 2,938
    RESTRUCTURED LOANS                         551       571     1,173     1,429     1,245
    OREO/ISF*                                1,648     1,616     1,669     2,116     2,164
                                           --------  --------  --------  --------  --------
      TOTAL NONPERFORMING ASSETS             5,721     5,818     6,299     5,957     6,347
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                          881       859       700       683       944
                                           --------  --------  --------  --------  --------
      TOTAL UNDERPERFORMING ASSETS         $ 6,602   $ 6,677   $ 6,999   $ 6,640   $ 7,291
                                           ========  ========  ========  ========  ========

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.39%     0.41%     0.45%     0.43%     0.48%
                                           ========  ========  ========  ========  ========
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.45%     0.47%     0.50%     0.48%     0.55%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 1995 Bancorp's deposit liabilities had increased by 3.38% from December 31, 1994. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $85,977,000 at September 30, 1995, compared to $123,119,000 at December 31, 1994. This higher level of short-term funding was required at December 31, 1994 in anticipation of maturing investment securities.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 1995, securities maturing in one year or less amounted to $74,809,000, representing 21.1% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 1995, amounted to $455,855,000, representing 23.2% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 1995, Bancorp had classified $248,540,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,232,000 for the first nine months of 1995. In addition, remodeling is a planned and ongoing process given the 69 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 1995 were approximately $253,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Fully phased-in guidelines require 4.00% for Tier I capital, which consists mainly of common shareholders' equity net of intangibles, and 8.00% for total capital (Tier I plus Tier II supplementary capital).

Bancorp's Tier I ratio at September 30, 1995, was 15.0% and its total capital ratio was 16.2%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.

                                                                   QUARTER ENDED
                                                           1995                         1994
                                          ----------------------------------    ----------------------
                                            SEP. 30     JUN. 30     MAR. 31       DEC. 31     SEP. 30
                                          ----------  ----------  ----------    ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  220,561  $  207,279  $  201,252    $  194,673  $  194,033
  LESS:  INTANGIBLE ASSETS                     3,711       3,883       4,056         4,230       4,446
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                          865         759        (384)       (2,712)       (934)
                                          ----------  ----------  ----------    ----------  ----------
TOTAL TIER I CAPITAL                      $  215,985  $  202,637  $  197,580    $  193,155  $  190,521
                                          ==========  ==========  ==========    ==========  ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  215,985  $  202,637  $  197,580    $  193,155  $  190,521
QUALIFYING ALLOWANCE FOR LOAN LOSSES          18,052      17,603      17,290        17,074      16,803
                                          ----------  ----------  ----------    ----------  ----------
TOTAL RISK-BASED CAPITAL                  $  234,037  $  220,240  $  214,870    $  210,229  $  207,324
                                          ==========  ==========  ==========    ==========  ==========

RISK WEIGHTED ASSETS                      $1,444,180  $1,408,270  $1,383,180    $1,365,882  $1,344,203
                                          ==========  ==========  ==========    ==========  ==========

RISK-BASED RATIOS:
  TIER I                                      14.96%      14.39%      14.28%        14.14%      14.17%
                                          ==========  ==========  ==========    ==========  ==========

  TOTAL RISK-BASED CAPITAL                    16.21%      15.64%      15.53%        15.39%      15.42%
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

On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to retroactively lower the deposit insurance premiums commercial banks pay from $0.23 to $0.04 per $100 in insured deposits for well-capitalized institutions. In September of 1995, Bancorp's commercial banking subsidiaries received refunds on excess deposit insurance premiums paid from June to September. Accordingly, these refunds are reflected in the September 30, 1995 Consolidated Financial Statements. Premiums for thrifts were not revised. Bancorp currently has approximately $300,000,000 in deposits at its thrift subsidiaries insured under the Savings Association Insurance Fund (SAIF). Currently, the SAIF reserves are considered underfunded and regulatory discussions continue regarding options for restoring SAIF levels. These discussions include the possibility of a one-time charge to thrifts in the fourth quarter of 1995 or early 1996, which could have a material negative impact on Bancorp's thrifts.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
            (b) Reports on Form 8-K

            During the quarter ended September 30, 1995, the registrant did not file any reports on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                       FIRST FINANCIAL BANCORP.
                                                       ------------------------
                                                       (Registrant)



  Date November 7, 1995                                /s/ Michael R. O'Dell
       ---------------------                           ------------------------
                                                       Michael R. O'Dell,
                                                       Comptroller