Form 10-K
period 1995-12-31
FIRST FINANCIAL BANCORP /OH/
filed 1996-03-22
CIK 708955

    ------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K
                                 ------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934
                         Commission File Number 0-12379

                            FIRST FINANCIAL BANCORP.
             (Exact name of registrant as specified in its charter)

                              -------------------

                      Ohio                                  31-1042001
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                 300 High Street                              45011
                 Hamilton, Ohio                             (Zip Code)
     (Address of principal executive offices)

      Registrant's telephone number, including area code:  (513) 867-4700

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, $8 Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X      No
                                 ----       ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of March 1, 1996, there were issued and outstanding 13,022,970 shares of Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock as of March 1, 1996, was $442,781,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

  Portions of the proxy statement dated March 15, 1996 for the annual meeting of shareholders to be held April 23, 1996 are incorporated by reference into
Part III.

    ------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX


                                                                                                               Page
                                                                                                               ----
PART I     Item 1         Business                                                                              F-1
           Item 2         Properties                                                                            F-5
           Item 3         Legal Proceedings                                                                     F-6
           Item 4         Submission of Matters to a Vote of Security Holders
                           (during the fourth quarter of 1995)                                                  F-6
           Additional Item - Executive Officers                                                                 F-6

----------------------------------------------------------------------------------------------------------------------------

PART II    Item 5         Market for the Registrant's Common Equity and Related
                           Shareholder Matters                                                                  F-7
           Item 6         Selected Financial Data                                                               F-7
           Item 7         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                  F-7
           Item 8         Financial Statements and Supplementary Data                                           F-10
           Item 9         Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                                  F-10

----------------------------------------------------------------------------------------------------------------------------

PART III   Item 10        Directors and Executive Officers of the Registrant                                    F-11
           Item 11        Executive Compensation                                                                F-11
           Item 12        Security Ownership of Certain Beneficial Owners and
                           Management                                                                           F-11
           Item 13        Certain Relationships and Related Transactions                                        F-11

----------------------------------------------------------------------------------------------------------------------------

PART IV    Item 14        Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K                                                                          F-12

----------------------------------------------------------------------------------------------------------------------------

SIGNATURES                                                                                                      F-14

                                     PART I
ITEM 1.  BUSINESS.
First Financial Bancorp.
------------------------
First Financial Bancorp., an Ohio corporation (Bancorp), is a bank and savings and loan holding company that engages in the business of commercial banking, and other permissible activities closely related to banking, through twelve wholly owned subsidiaries, First National Bank of Southwestern Ohio (First Southwestern), Van Wert National Bank (Van Wert National), Bright National Bank (Bright National), all national banking associations, Citizens Commercial Bank & Trust Company (Citizens Commercial), Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Union Trust Bank (Union Trust), Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), and Peoples Bank and Trust Company (Peoples
Bank), all Indiana banking corporations, Fidelity Federal Savings Bank (Fidelity Federal), and Home Federal Bank, A Federal Savings Bank (Home Federal), both federal savings banks. Bancorp provides management and similar services for its twelve subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its twelve subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 38 of Bancorp's Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see "Subsidiaries" on page F-2.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bancorp is also a savings and loan holding company under the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). As such, Bancorp is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities (see "Regulation" on page F- 3).

Bancorp faces strong competition from both financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, also offer a wide range of loan and deposit services that are directly competitive with those offered by Bancorp's subsidiaries. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Bancorp's subsidiaries. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from entities other than financial institutions will continue to grow.

The range of banking services provided by Bancorp's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. Fidelity Federal and Home Federal are full service savings banks with their primary business being the promotion of thrift through the solicitation of savings accounts from the general public and the promotion of home ownership through the granting of mortgage loans, primarily to finance the purchase, construction, and improvement of residential real estate. First

Southwestern, Citizens Commercial, Van Wert National, Citizens First, Clyde, and Bright National also offer lease financing. In addition, the institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp's subsidiaries, excluding the savings banks. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment--the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

At December 31, 1995, Bancorp and its subsidiaries employed 1,173 employees.

Bancorp's executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513)867-4700.

Subsidiaries
------------
First Southwestern was formed as the result of a consolidation of the First National Bank and Trust Company of Hamilton and the First National Bank of Middletown in 1980. On April 26, 1983, Bancorp acquired all of the outstanding capital stock of First Southwestern. At December 31, 1995, First Southwestern had 29 offices located in Butler, Warren, Preble, and Hamilton Counties in Ohio with total deposits of $769 million. First Southwestern has a total of 29 automated teller machines (ATM) of which four ATM's are at sites other than branches.

Bancorp acquired 100% of the outstanding stock of Citizens Commercial on April 29, 1983. Citizens Commercial operates five offices and two ATM's in Mercer County, Ohio, one of which is at a site other than a branch with deposits of $182 million at December 31, 1995.

On July 31, 1988, NB Banc Corp, the parent holding company of Van Wert National, merged into and out of existence with Bancorp leaving Van Wert National as a wholly owned subsidiary of Bancorp. Van Wert National operates five offices and has two ATM's in Van Wert County, Ohio with deposits of $104 million at December 31, 1995.

Union Trust merged with Bancorp on September 1, 1989, as a wholly owned subsidiary. Union Trust has one ATM and operates two offices in Randolph County, Indiana and had $36 million in deposits on December 31, 1995.

On September 1, 1989, ILB Financial Corp. was merged into and out of existence with Bancorp. ILB Financial Corp. was the one bank holding company of Indiana Lawrence. This merger resulted in Indiana Lawrence becoming a wholly owned subsidiary of Bancorp. As of December 31, 1995, Indiana Lawrence had deposits of $75 million, one ATM, and operated five offices in Wabash County, Indiana.

Fidelity Federal merged with Bancorp on September 21, 1990 as a wholly owned subsidiary. Fidelity Federal operates three offices in Grant County, Indiana. Total deposits at December 31, 1995 were $55 million.

Citizens First joined Bancorp on October 1, 1990 as two separate entities, Trustcorp Bank, Hartford City, and Trustcorp Bank, Dunkirk. These two entities were purchased from Society Corporation for cash. On that same date, Trustcorp Bank, Hartford City was renamed Citizens First State Bank of Hartford City and Trustcorp Bank, Dunkirk was renamed Citizens First State Bank of Dunkirk. On July 1, 1991, those two banks merged to become one wholly owned subsidiary of Bancorp. Citizens First operates four offices in Blackford County, Indiana, one office in Jay County, Indiana, and one office in Delaware County, Indiana. Citizens First has four ATM's of which one is at a site other than branches, and had total deposits of $88 million at December 31, 1995.

Bancorp purchased Home Federal on October 1, 1991. In November, 1995, Home Federal and Fayette Federal combined operations, with Fayette Federal operating as a division of Home Federal. Home Federal operates five offices in Butler County, Ohio, two offices in Hamilton County, Ohio, one office in Fayette County, Indiana and one office in Franklin County, Indiana, with total deposits of $241 million at December 31, 1995. Home Federal has five ATM's of which three are at sites other than branches.

On January 4, 1993, Jennings Union Bankcorp, the parent holding company of Union Bank, merged into and out of existence with Bancorp leaving Union Bank as a wholly owned subsidiary of Bancorp. Union Bank operates two offices in Jennings County, Indiana with total deposits at December 31, 1995 of $71 million.

On June 1, 1994, First Clyde Banc Corp., the parent holding company of Clyde, merged into and out of existence with Bancorp leaving Clyde as a wholly owned subsidiary of Bancorp. Clyde operates two offices and one ATM in Sandusky County in Ohio, with $60 million in total deposits as of December 31, 1995.

On July 16, 1995, Peoples Bank and Trust Company merged with Bancorp. Located in Sunman, Indiana, Peoples Bank operates one office in Ripley County, Indiana with total deposits of $43 million at December 31, 1995.

On October 1, 1995, Bright Financial Services, Inc., Flora, Indiana merged with and into Bancorp leaving its subsidiary, Bright National Bank, as a wholly owned Bancorp subsidiary. With deposits at December 31, 1995 of $103 million, Bright National operates four offices in Carroll County, Indiana, two offices in Tippecanoe County, Indiana and one office in Clinton County, Indiana.

Regulation
----------
First Southwestern, Van Wert National and Bright National, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Citizens Commercial and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Citizens Commercial, Van Wert National, Clyde, Peoples Bank and Bright National are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Citizens Commercial is also subject to regular examination by the Federal Reserve System. Union Trust, Indiana Lawrence, Citizens First, Union Bank and Peoples Bank, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal and Home Federal, as federal savings banks, are subject to supervision and regular examination by the Office of Thrift Supervision. Since

Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. All twelve institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

To the extent that the information below consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

Bancorp is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. As a bank holding company, Bancorp is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Prior to the passage of FIRREA, it was not possible for bank holding companies, such as Bancorp, to acquire "healthy" thrift institutions. Although such acquisitions are now authorized, mergers between bank holding companies and thrift institutions must be approved by the Federal Reserve Board and the Office of Thrift Supervision. Once a bank holding company acquires a thrift institution, it is then considered a savings and loan holding company, as well, which is subject to regulation and examination by the Office of Thrift Supervision. As a bank holding company located in the State of Ohio, Bancorp is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiaries without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by FIRREA. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has, by regulation, determined that certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management, are not related to credit transactions and are not permissible.

The Act and the regulations of the Board of Governors prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealing by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

The earnings of banks, and therefore the earnings of Bancorp (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of Bancorp cannot accurately be predicted.

Bancorp makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

ITEM 2.  PROPERTIES.
The registrant and its subsidiaries operate from 50 offices in Ohio, including Bancorp's executive office in Hamilton, Ohio and 26 offices in Indiana. Twenty-eight of the offices are located in Butler County, Ohio, of which four branches are built on leased land and there are seven branches wherein the land and building are leased. Excess space in three facilities is leased to third parties. Five offices are located in Mercer County, Ohio, five in Van Wert County, Ohio, three in Preble County, Ohio, three in Warren County, Ohio, three in Hamilton County, Ohio, and two in Sandusky County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Two offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana and one in Clinton County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the shareholders during the fourth quarter of 1995.

ADDITIONAL ITEM - EXECUTIVE OFFICERS.
Listed below are the Executive Officers of Bancorp as of December 31, 1995. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 23, 1996 or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

          Name              Age                        Position
----------------------      ---       -----------------------------------------------
Stanley N. Pontius          49        President and Chief Executive Officer, Director

Richard E. Weinman          61        Executive Vice President, Chief Financial
                                      Officer, Secretary, and Treasurer

James J. Ashburn            65        Senior Vice President

Rick L. Blossom             48        Senior Vice President, Chief Lending Officer



The following is a brief description of the business experience over the past five years of the individuals named above.

Stanley N. Pontius became Chief Executive Officer of Bancorp in July, 1992.
Mr. Pontius was Chief Operating Officer from March, 1991 until July, 1992.
Upon joining Bancorp in March, 1991 he assumed the responsibilities of President and Chief Operating Officer, as well as a director. He also became President, Chief Executive Officer, and a director of First Southwestern.
Prior to coming to Bancorp, Mr. Pontius served as President and Chief Executive Officer of Bank One, Mansfield, Mansfield, Ohio from 1988 to 1991.

Richard E. Weinman retired in the first quarter 1996, after forty years of service with First Southwestern and 12 years with Bancorp. Mr. Weinman became Executive Vice President, Chief Financial Officer, Secretary and Treasurer in December, 1994. Since December 30, 1988, Mr. Weinman had served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Bancorp. Mr. Weinman has served as Bancorp's Principal Financial Officer since its formation in 1982. In December of 1994, Mr. Weinman also became Executive Vice President and Chief Financial Officer of First Southwestern. Since October, 1991, Mr. Weinman had been Senior Vice President and Chief Financial Officer of First Southwestern. Mr. Weinman was Cashier of First Southwestern from November 1980 to October 1991. He served as Senior Vice President of First Southwestern for over five years.

James J. Ashburn became Senior Vice President of Bancorp on December 30, 1988. He had been Vice President of Bancorp since April, 1983. He has served as a Senior Vice President and Senior Trust Officer of First Southwestern for over five years.

Rick L. Blossom became Chief Lending Officer of Bancorp effective January 12, 1996. Mr. Blossom remains Senior Vice President of Bancorp, a position he has held since September 26, 1990. On January 12, 1996, he also became Executive Vice President of First Southwestern, retaining his Chief Lending Officer status. He previously held the title of Senior Vice President/Retail Lending of First Southwestern. On March 4, 1991, he was promoted to Chief Lending Officer of First Southwestern, while retaining his Senior Vice President status. He had served as First Vice President/Retail Lending of First Southwestern since March, 1989.

Michael R. O'Dell became Senior Vice President, Chief Financial Officer and secretary of Bancorp on January 12, 1996. He had served as Bancorp's Comptroller since December, 1994. Mr. O'Dell was also promoted to Senior Vice President and Chief Financial Officer of First Southwestern in January, 1996. He had served as First Vice President and Comptroller since 1991.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.
Bancorp had 3,938 common stock shareholders of record as of March 1, 1996. Bancorp's common equity is listed with the National Association of Securities Dealers, Inc. (NASDAQ) and is traded on the Over-the-Counter Market. The information contained on page 48 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.
The information contained in Table 1 on page 22 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information contained on pages 21 through 31 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference in response to this item.

The financial and statistical data presented on the following pages, when viewed along with the financial and statistical data presented in pages 21 through 48 of Bancorp's Annual Report to Shareholders, provides a detailed review of Bancorp's business activities.

Investment Portfolio
--------------------
At December 31, 1995, Bancorp's investment portfolio included no investments which were not issued by the U.S. Government, its agencies, or corporations and which exceeded ten percent of Bancorp's shareholders' equity.

Loan Portfolio
--------------
The following table shows the composition of Bancorp's loan portfolio at the end of each of the last five years:

                                                  December 31
                           -------------------------------------------------------
                               1995      1994        1993       1992       1991
                           ---------- ---------- ---------- ----------  ----------
                                             (Dollars in thousands)
Commercial                 $  340,942 $  286,635 $  247,052 $  237,935  $  236,050
Real estate--construction      41,845     29,273     31,597     15,283      28,831
Real estate--mortgage         788,805    746,150    665,390    658,689     701,150
Installment                   329,034    285,412    214,600    195,947     210,461
Credit card                    15,406     15,599     16,703     17,946      19,216
Lease financing                16,557     16,102     14,872     13,035      11,115
                           ---------- ---------- ---------- ----------  ----------
  Total loans              $1,532,589 $1,379,171 $1,190,214 $1,138,835  $1,206,823
                           ========== ========== ========== ==========  ==========

Nonperforming Assets
--------------------
The accrual of interest on a loan is discontinued and interest collected on such loan is credited to loan principal if, in the opinion of management, full collection of principal is doubtful. The following table summarizes Bancorp's nonaccrual loans, restructured loans, other real estate owned/in-substance foreclosures, and past due loans as of the end of each of the last five years:

                                                  December 31
                             ---------------------------------------------------
                              1995       1994       1993       1992        1991
                             -------    -------    -------    -------    -------
                                             (Dollars in thousands)
Nonaccrual loans             $ 2,764    $ 2,412    $ 4,679    $ 9,216    $18,847
Restructured loans               517      1,429        605        719      1,868
OREO and ISF*                  1,677      2,116      3,673      9,549      4,528
                             -------    -------    -------    -------    -------
  Total nonperforming assets $ 4,958    $ 5,957    $ 8,957    $19,484    $25,243
                             =======    =======    =======    =======    =======

Nonperforming assets as a
percent of total loans plus
OREO and ISF                    0.32%      0.43%      0.75%      1.70%      2.08%

Accruing loans past due
  90 days or more              1,071        683      1,321      1,547      1,940

*Other Real Estate Owned and In-Substance Foreclosures

As a result of management's continued effort to improve asset quality, OREO and ISF decreased $439,000 in 1995, $1,557,000 in 1994 and $5,876,000 in 1993. Of
the $5,021,000 increase in 1992 compared to 1991, approximately 30.0% was farming properties with the majority of the remaining increase being commercial real estate properties.

Of the $25.2 million in total nonperforming assets in 1991, 52.0% were a result of the acquisition of two financial institutions each of which had a large amount in nonperforming assets. These nonperforming assets were known in advance of the acquisitions and were taken into consideration in their pricing.

Potential Problem Loans
-----------------------
At December 31, 1995, Bancorp had $3,354,000 in loans for which payments were presently current, but the borrowers were experiencing financial difficulties. These loans are a combination of commercial, real estate, and installment loans and are not included as part of nonaccrual loans, nor are they included within restructured loans or loans past due 90 days or more and still accruing. However, these loans are subject to constant monitoring by management, and their status is reviewed on a continual basis. These loans were considered by management in determining the adequacy of the recorded allowance for loan losses at December 31, 1995.

Loan Loss Data
--------------

                                             1995     1994      1993      1992      1991
                                           -------   -------   -------   -------   -------
                                                             (Dollars in thousands)
Transactions in the allowance for loan losses:
Balance at January 1                       $18,609   $18,380   $17,014   $17,739   $14,061
Loans Charged off:
  Commercial                                   790       648     1,634     3,600     2,136
  Real estate--construction                                                1,059        64
  Real estate--mortgage                         26       124       320     1,763       726
  Installment and other
    consumer financing                       1,721     1,248     1,580     1,936     3,037
  Lease financing                              107       132       155        44        52
                                           -------   -------   -------   -------   -------
    Total loans charged off                  2,644     2,152     3,689     8,402     6,015
                                           -------   -------   -------   -------   -------

Recoveries of loans previously charged off:
  Commercial                                   546       384       538       346       505
  Real estate--construction                      8                            56        10
  Real estate--mortgage                         39        41        65       143       123
  Installment and other
    consumer financing                         592       653       676       582       558
  Lease financing                               17        35        29         7        21
                                           -------   -------   -------   -------   -------
    Total recoveries                         1,202     1,113     1,308     1,134     1,217
                                           -------   -------   -------   -------   -------

Net charge-offs                              1,442     1,039     2,381     7,268     4,798
Allowance acquired through mergers
  and acquisitions                           1,162                                   3,090
Provision for loan losses                    2,108     1,268     3,747     6,543     5,386
                                           -------   -------   -------   -------   -------

Balance at December 31                     $20,437   $18,609   $18,380   $17,014   $17,739
                                           =======   =======   =======   =======   =======

Ratios:
  Net charge-offs as a percent of:
    Average loans outstanding                0.10%     0.08%     0.21%     0.63%     0.56%
    Provision                               68.41%    81.94%    63.54%   111.08%    89.08%
    Allowance                                7.06%     5.58%    12.95%    42.72%    27.05%
  Allowance as a percent of:
    5 year moving average of
      net charge-offs                      603.64%   402.18%   347.24%   313.95%   381.86%
    Year-end loans, net of
      unearned income                        1.33%     1.35%     1.54%     1.50%     1.47%

Allocation of the Allowance for Loan Losses
-------------------------------------------
The following table shows an allocation of the allowance for loan losses for each of the five years indicated:


                                               December 31
                 ---------------------------------------------------------------------------
                      1995          1994           1993             1992          1991
                 -------------  -------------  -------------    ------------    ------------
                     $      %      $       %      $       %        $      %       $      %
                 -------  ----  -------  ----  -------  ----    ------   ----   ------  ----
Balance at End                           (Dollars in thousands)
of Period Appli-
cable to:
Commercial       $ 4,254   22%  $ 4,395   21%  $ 4,457   21%   $ 5,088   21%   $ 4,377   20%
Real estate-
 construction        210    3%      340    2%      300    3%        64    1%       462    2%
Real estate-
 mortgage          3,713   52%    2,552   54%    4,305   56%     4,796   58%     5,367   58%
Installment &
 credit card       4,184   22%    3,298   22%    3,104   19%     3,308   19%     4,316   19%
Lease financing      196    1%      154    1%      512    1%       733    1%       113    1%
Unallocated        7,880   N/A    7,870   N/A    5,702   N/A     3,025   N/A     3,104   N/A
                 -------  ----  -------  ----  -------  ----   -------  ----   -------  ----
                 $20,437  100%  $18,609  100%  $18,380  100%   $17,014  100%   $17,739  100%
                 =======  ====  =======  ====  =======  ====   =======  ====   =======  ====

$ - Dollar Amount

% - Percent of Loans in Each Category to Total Loans


Dividend Payout Ratio
---------------------
The dividend payout ratios for 1995, 1994 and 1993 were 42.5%, 41.9%, and 39.2%, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and report of independent auditors included on pages 32 through 47 of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 48 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information called for by Item 10 is contained under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 through 5 of Bancorp's Proxy Statement, dated March 15, 1996 with respect to the Annual Meeting of Shareholders to be held on April 23, 1996 which was filed pursuant to Regulation 14(A) of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in
Part I of this Form 10-K in partial response to Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.
The information appearing under "Meetings of the Board of Directors and Committees of the Board" on page 6, "Executive Compensation" on pages 7 through 11, and under "Compensation Committee Report" on pages 12 through 13 of Bancorp's Proxy Statement dated March 15, 1996 is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 and 3 of Bancorp's Proxy Statement dated March 15, 1996 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information appearing in Note 14 of the Notes to Consolidated Financial Statements included on page 44 of Bancorp's Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of the Report:                                                          Page*
                                                                                                       -----
     (1)   Report of Ernst & Young LLP, Independent Auditors    . . . . . . . . . . . . . .             47

           Consolidated Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . .             32

           Consolidated Statements of Earnings for year ended
           December 31, 1995, 1994 and 1993     . . . . . . . . . . . . . . . . . . . . . .             33

           Consolidated Statements of Cash Flows for year ended
           December 31, 1995, 1994 and 1993     . . . . . . . . . . . . . . . . . . . . . .             34

           Consolidated Statements of Changes in Shareholders' Equity
           for year ended December 31, 1995, 1994 and 1993    . . . . . . . . . . . . . . .             35

           Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .             36

     (2)   Financial Statement Schedules:

           Schedules to the consolidated financial statements
           required by Regulation S-X are not required under the
           related instructions, or are inapplicable, and therefore
           have been omitted    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             N/A





_______________________________________________________________________________
*THE PAGE NUMBERS INDICATED REFER TO PAGES OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 WHICH ARE INCORPORATED HEREIN BY REFERENCE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.


By: /s/ Stanley N. Pontius
    ---------------------------------
Stanley N. Pontius, Director
President and Chief Executive Officer

Date        2-27-96
-------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Signed) /s/ Richard J. Fitton                (Signed) /s/ Michael R. O'Dell
-----------------------------------------     ----------------------------------------
Richard J. Fitton, Director                   Michael R. O'Dell,
Chairman of the Board                         Senior Vice President, Chief Financial
                                              Officer, and Secretary

Date            2-27-96                        Date        2-27-96
    -------------------------------------          -----------------------------------

(Signed) /s/ Stanley N. Pontius               (Signed) /s/ Murph Knapke
-----------------------------------------     ----------------------------------------
Stanley N. Pontius                            Murph Knapke, Director
President and Chief Executive Officer

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Carl R. Fiora                    (Signed) /s/ Barry Levey
-----------------------------------------     ----------------------------------------
Carl R. Fiora, Director                       Barry Levey, Director

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Charles T. Koehler               (Signed) /s/ Arthur W. Bidwell
-----------------------------------------     ----------------------------------------
Charles T. Koehler, Director                  Arthur W. Bidwell, Director

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Elden Houts                      (Signed) /s/ Vaden Fitton
-----------------------------------------     ----------------------------------------
F. Elden Houts, Director                      Vaden Fitton, Director

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Lauren N. Patch                  (Signed) /s/ Don M. Cisle
-----------------------------------------     ----------------------------------------
Lauren N. Patch, Director                     Don M. Cisle, Director

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Thomas C. Blake                  (Signed) /s/ Joseph M. Gallina
-----------------------------------------     ----------------------------------------
Thomas C. Blake, Director                     Joseph M. Gallina, Comptroller

Date            2-27-96                       Date        2-27-96
    -------------------------------------         ------------------------------------

(Signed) /s/ Barry S. Porter
-----------------------------------------
Barry S. Porter, Director

Date            2-27-96
    -------------------------------------

                                                                            1995

                            FIRST FINANCIAL BANCORP
                                 ANNUAL REPORT

TABLE OF CONTENTS

Service Creed .............................................................   1
Letter to Shareholders ....................................................   3
Editorial Review ..........................................................   6
Affiliate Office Locations ................................................  17
Bancorp Board of Directors and Officers ...................................  20
Affiliate Directors and Officers ..........................................  20
Management's Discussion and Analysis ......................................  21
Consolidated Financial Statements .........................................  32
Notes to Consolidated Financial Statements ................................  36
Quarterly Financial and Common Stock Data .................................  48

                            SHAREHOLDER INFORMATION

                                 ANNUAL MEETING

                       The Annual Meeting of Shareholders
                       will be held in Hamilton, Ohio, at
                      the Fitton Center for Creative Arts,
                           101 South Monument Avenue,
               on Tuesday, April 23, 1996, beginning at 2:00 p.m.

                                   FORM 10-K

              Copies of First Financial Bancorp's Form 10-K may be
                            obtained by writing to:

                         Michael R. O'Dell, Comptroller
                            First Financial Bancorp
                         300 High Street, P.O. Box 476
                           Hamilton, Ohio 45012-0476

                               513-425-7573 (FAX)

                          TRANSFER AGENT AND REGISTRAR

                              First National Bank
                              of Southwestern Ohio
                                 Trust Division
                       2 North Main Street, P.O. Box 220
                          Middletown, Ohio 45042-0220
                                  513-425-7569
                               513-425-7573 (FAX)

                           NASDAQ OTC NATIONAL MARKET

                           Common Stock Symbol: FFBC

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is presented to facilitate the understanding of the financial position and results of operations of First Financial Bancorp. (Bancorp). It identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the consolidated financial statements and accompanying notes.

       Bancorp is a bank and savings and loan holding company headquartered in Hamilton, Ohio. As of December 31, 1995, Bancorp owned twelve subsidiaries located primarily in western Ohio and eastern and west-central Indiana. Also, as of December 31, 1995, Bancorp was in the process of incorporating a new subsidiary to be named First Finance Mortgage Company of Southwestern Ohio, Inc. Management currently intends to conduct business under the name of "First Finance." This new organization will be a finance company and is expected to open during the first quarter of 1996 in Fairfield, Ohio.

       On November 28, 1995, the Board of Directors approved a regular quarterly cash dividend of 30 cents per share payable January 2, 1996, to shareholders of record as of December 8, 1995.

       The major components of Bancorp's operating results for the past five years are summarized in Table 1 and discussed in greater detail on subsequent pages which should be read in conjunction with the statistical data and consolidated financial statements on pages 31 through 48.

RECENT AND PENDING MERGERS

       On September 11, 1995, Bancorp signed a Plan and Agreement of Merger with F&M Bancorp (F&M). F&M's only subsidiary, Farmers & Merchants Bank of Rochester (Farmers & Merchants), has its main office and one other office in Rochester, Indiana and one office in Kewanna, Indiana. Upon consummation of the merger, F&M will be merged out of existence and Farmers & Merchants will be merged with and into Indiana Lawrence Bank, a wholly owned subsidiary of Bancorp. Farmers & Merchants' offices will become branches of Indiana Lawrence Bank, the surviving entity. Subject to regulatory approval and approval by F&M's shareholders, the merger is expected to occur during the second quarter of 1996. Bancorp anticipates the merger will be accounted for using the pooling-of-interests accounting method.

       On October 1, 1995, Bancorp issued 442,876 shares of its common stock for all the outstanding common stock of Bright Financial Services, Inc. (Bright Financial). Upon consummation of the merger, Bright Financial was merged out of existence and its only subsidiary, Bright National Bank (Bright), became a wholly owned subsidiary of Bancorp. This merger was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements for prior periods have not been restated due to immateriality.

       On July 16, 1995, Bancorp issued 354,645 shares of its common stock for all the outstanding common stock of Peoples Bank and Trust Company (Peoples). Upon consummation of the merger, Peoples became a wholly owned subsidiary of Bancorp. This merger was accounted for using the pooling-of-interests accounting method. The consolidated financial statements for prior periods have not been restated due to immateriality.

       On June 1, 1994, Bancorp issued 287,699 shares of its common stock for all the outstanding common stock of First Clyde Banc Corp. Upon consummation of the merger, First Clyde Banc Corp was merged out of existence and its only subsidiary, The Clyde Savings Bank Company (Clyde), became a wholly owned subsidiary of Bancorp. This merger was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements, including earnings per share, have been restated for the periods prior to the merger to include the accounts and operations of Clyde.

       On February 1, 1994, Bancorp issued 198,386 shares of its common stock for all the outstanding shares of Highland Federal Savings Bank (Highland). Upon consummation of the merger, Highland was merged into Home Federal Bank, A Federal Savings Bank (Home Federal). Home Federal, a wholly owned subsidiary of Bancorp, was the surviving entity with Highland's offices becoming branches of Home Federal. This merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements, including earnings per share, have been restated for the periods prior to the merger to include the accounts and operations of Highland.

       On January 4, 1993, Bancorp issued 287,414 shares of its common stock for all the outstanding common stock of Jennings Union Bankcorp. Upon consummation of the merger, Jennings Union Bankcorp was merged out of existence and its only subsidiary, Union Bank & Trust Company (Union), became a wholly owned subsidiary of Bancorp. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements, including earnings per share, have been restated for the periods prior to the merger to include the accounts and operations of Union.

OVERVIEW OF OPERATIONS
----------------------

       Bancorp's earnings during 1995 reached a record $31,789,000 or $2.55 per share, representing a 12.8% growth over 1994's net earnings and a 10.4% increase over 1994 earnings per share. Net earnings in 1994 were $28,173,000 ($2.31 per share), reflecting an 11.8% increase from 1993 net earnings of $25,194,000 ($2.06 per share). The 1995 earnings increase was achieved primarily through an increase in net interest income. The 1994 earnings increase was achieved through an increase in net interest income and a reduction in the provision for loan losses, which was due to Bancorp's improved asset quality.

       Key industry performance ratios increased in 1995 over the previous two years. Bancorp's return on assets was 1.64%, 1.54% and 1.41% for 1995, 1994 and 1993, respectively. Bancorp's return on equity for 1995 was 15.0% compared to 14.9% and 14.5% for 1994 and 1993, respectively.

NET INTEREST INCOME
-------------------

       Net interest income, Bancorp's principal source of earnings, is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. Bancorp's net interest income for the years 1991 through 1995 is shown in Table 1. For analytical purposes, a section showing interest income on a tax equivalent basis is also presented in Table 1. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35.0% tax rate in 1995, 1994 and 1993 and a 34.0% tax rate in prior years.

       The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such earning assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets. Table 2 describes the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected Bancorp's net interest income during the years indicated. The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. Table 2 should be read in conjunction with the Statistical Information shown on page 31.

       Tax equivalent total interest income was $158,137,000 in 1995, an increase of $19,151,000 over 1994. Approximately $9,845,000 of this increase was due to an increase in average rates earned from 8.15% during 1994 to 8.75% during 1995. The increase

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


                          TABLE 1 * FINANCIAL SUMMARY

                 (Dollars in thousands, except per share data)


                                                              1995           1994           1993           1992            1991
                                                              -----          -----          ----           -----           -----
Summary of operations
Interest income                                          $   153,851     $   133,504    $   130,739    $   143,439    $   152,649
Tax equivalent adjustment                                      4,286           5,482          5,922          5,875          6,222
                                                             -------         -------         -------       -------         -------
  Interest income - tax equivalent                           158,137         138,986        136,661        149,314        158,871
Interest expense                                              63,516          49,587         51,880         66,958         85,140
                                                             -------         -------        -------        -------        -------
  Net interest income - tax equivalent                   $    94,621     $    89,399    $    84,781    $    82,356    $    73,731
                                                             =======         =======        =======        =======        =======

Interest income                                          $   153,851     $   133,504    $   130,739    $   143,439    $   152,649
Interest expense                                              63,516          49,587         51,880         66,958         85,140
                                                             -------         -------        -------        -------        -------
  Net interest income                                         90,335          83,917         78,859         76,481         67,509
Provision for loan losses                                      2,108           1,268          3,747          6,543          5,387
Noninterest income                                            20,558          17,462         19,589         19,814         16,124
Noninterest expenses                                          63,345          62,139         62,038         60,639         54,616
                                                             -------         -------         -------       -------        -------
  Income before income taxes and cumulative
     effect of changes in accounting principles               45,440          37,972         32,663         29,113         23,630
Income tax expense                                            13,651           9,799          7,469          7,343          5,030
  Income before cumulative effect of changes in              -------          -------        -------        -------        -------
     accounting principles                                    31,789          28,173         25,194         21,770         18,600
Cumulative effect of changes in accounting principles                                                        1,698
                                                              ------          -------        -------        -------        -------
  Net earnings                                           $    31,789     $    28,173    $    25,194    $    23,468    $    18,600
                                                             =======         =======        =======         =======       =======



Tax equivalent basis was calculated using a marginal federal income tax rate of 35.0% in 1995, 1994 and 1993 and a 34.0% tax rate for all other years presented

Per share data (1)

Income before cumulative effect of changes in
  accounting principles                                         2.55     $      2.31    $      2.06    $      1.77    $      1.51
Cumulative effect of changes in accounting principles                                                         0.14
                                                                ----            ----           ----           ----           ----
  Net earnings                                           $      2.55     $      2.31    $      2.06    $      1.91    $      1.51
                                                               ======          ======         ======          ====          =====
Cash dividends declared
  First Financial Bancorp                                $      1.08     $      0.98    $      0.82    $      0.74    $      0.66
  Jennings Union Bankcorp (2)                                    N/A             N/A                   $      2.00    $      2.00
  Highland Federal Savings Bank                                  N/A                    $      0.85    $      0.75    $      0.75
  First Clyde Banc Corp (3)                                      N/A     $      0.50    $      2.00    $      1.80    $      1.60
Average common shares outstanding (in thousands)              12,488          12,211         12,211         12,319         12,358
Selected year-end balances
Total assets                                             $ 2,103,375     $ 1,922,643    $ 1,810,673    $ 1,816,414    $ 1,860,955
Earning assets                                             1,941,274       1,764,616      1,670,009      1,662,413      1,721,867
Investment securities held-to-maturity                        93,522         135,187        438,461        457,919        319,266
Investment securities available-for-sale                     294,052         242,410
Investment securities held for sale                                                                                       123,572
Loans, net of unearned income                              1,532,016       1,378,867      1,189,790      1,137,482      1,204,860
Deposits                                                   1,785,562       1,587,324      1,580,546      1,604,053      1,663,310
Noninterest-bearing demand deposits                          220,061         201,331        182,192        181,696        155,888
Interest-bearing demand deposits                             302,119         266,601        277,444        249,531        224,274
Savings deposits                                             359,638         374,378        403,845        400,632        354,170
Time deposits                                                903,744         745,014        717,065        772,194        928,978
Long-term borrowings                                           2,820                          3,983          4,564          5,119
Shareholders' equity                                         234,175         194,673        181,252        167,694        154,207

Ratios based on average balances
Loans to deposits                                              89.01%          80.79%         74.14%         72.40%         73.54%
Net charge-offs to loans                                        0.10%           0.08%          0.21%          0.63%          0.44%
Shareholders' equity to
  Total assets                                                 10.98%          10.29%          9.73%          8.84%          8.77%
  Deposits                                                     13.06%          12.05%         11.10%          9.94%          9.82%
Return on Assets                                                1.64%           1.54%          1.41%          1.30%          1.11%
Return on Equity                                               14.97%          14.93%         14.54%         14.70%         12.64%
Net interest margin (tax equivalent basis)                      5.24%           5.25%          5.14%          4.91%          4.72%

(1) First Financial Bancorp's per share data has been restated for all stock dividends and material pooling-of-interests mergers through 1995.
(2) Jennings Union Bankcorp was the parent company of Union Bank & Trust Company and was merged out of existence on January 4, 1993.
(3) First Clyde Banc Corp was the parent company of The Clyde Savings Bank Company and was merged out of existence on June 1, 1994.

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


in rates earned was due to a general increase in market rates and to a shift in average asset balances of approximately $77,784,000 from securities into higher yielding loans. The remaining $9,306,000 of the $19,151,000 increase in tax equivalent total interest income was due to an increase of $101,889,000 in average total earning assets during 1995. Outstanding loan balances increased $182,082,000 while investment securities and other instruments decreased $80,193,000.

       Total interest expense was $63,516,000 in 1995, an increase of $13,929,000 over 1994. Most of the increase, approximately $9,923,000, was due to increases in average rates paid on deposits and borrowings, from 3.41% during 1994 to 4.19% during 1995. The increase in rates was primarily due to a general increase in market rates and to a shift in average balances of approximately $45,484,000 from lower rate interest-bearing demand and savings deposit accounts to higher rate time deposit accounts. The remaining $4,006,000 of the $13,929,000 increase was due to an increase of $64,344,000 in average total interest-bearing liabilities during 1995.

       Tax equivalent net interest income, the difference between tax equivalent total interest income and total interest expense, increased $5,222,000 during 1995. The $9,306,000 effect of the volume increase in earning assets was greater than the $4,006,000 effect of the volume increase in interest-bearing deposits, thereby contributing $5,300,000 to the increase in net interest income. This volume increase was slightly offset by rate influences on net interest income. The $9,845,000 effect of the rate increase in earning assets was less than the $9,923,000 effect of the rate increase in interest-bearing liabilities, resulting in a $78,000 decrease to net interest income.

       Nonaccruing loans were included in the daily average loan balances used in determining the yields in Table 2. Interest foregone on nonaccruing loans is disclosed in Note 9 of the Notes to Consolidated Financial Statements and is not considered to have a material effect on the reasonableness of these presentations. In addition, the amount of loan fees included in the interest income computation for 1995, 1994 and 1993 was $2,928,000, $2,742,000 and
$2,592,000, respectively.

       Bancorp's interest rate spread (the average rate on earning assets minus the average rate on interest-bearing liabilities) declined slightly from 4.74% for 1994 to 4.56% for 1995. This decrease was the result of the cost of interest-bearing liabilities increasing 78 basis points (a basis point equals 0.01%) while the yield on earning assets increased only 60 basis points. This trend is likely to continue into 1996. The 1994 interest rate spread of 4.74% was greater than the 1993 spread of 4.64% due to the yield on earning assets declining less than the cost of interest-bearing liabilities.

       As with Bancorp's interest rate spread, the net interest margin (net interest income on a tax equivalent basis divided by average earning assets) also declined, but by only one basis point. The net interest margin was 5.24%, 5.25% and 5.14% for 1995, 1994 and 1993, respectively.

       During 1995 and 1994, approximately $51,193,000 and $16,134,000, respectively, of tax-exempt municipal securities earning a tax equivalent yield of 13.4% and 12.5%, respectively, were called by their issuers or matured. Bancorp believes another $12,620,000 of municipal securities earning a tax equivalent yield of 11.9% may be called or mature during 1996. In the current economic environment, Bancorp may not be able to reinvest these funds in similar earning assets at acceptable risk levels. The loss of such tax-exempt municipal securities will likely continue to negatively influence the interest rate spread and net interest margin in the future.

NONINTEREST INCOME
------------------

       A listing of noninterest income for 1995, 1994 and 1993 is reported in Table 3. Noninterest income, excluding investment securities transactions, increased $1,002,000 or 5.21% in 1995, while 1994 showed a decrease of $444,000 or 2.26% from 1993.

       Service charges on deposit accounts increased $374,000 or 4.55% over 1994 primarily due to increases in noninterest-bearing demand deposit balances. Service charges during 1994 decreased $291,000 or 3.42% from 1993 mainly as a result of a decrease in the number of insufficient fund charges on checking accounts.

            TABLE 2 * VOLUME/RATE ANALYSIS - TAX EQUIVALENT BASIS(1)


                                                       1995 change from 1994 due to           1994 change from 1993 due to
                                                  ------------------------------------------------------------------------------
                                                      VOLUME         RATE       TOTAL       VOLUME          RATE        TOTAL
                                                  ------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest income
   Loans                                          $   15,884   $     8,238  $    24,122   $    9,015   $   (3,323)   $    5,692
   Investment securities (2)
     Taxable                                          (3,320)        1,684       (1,636)      (1,037)         (97)       (1,134)
     Tax-exempt                                       (3,129)         (312)      (3,441)      (1,188)        (324)       (1,512)
                                                  ----------   -----------   ----------   ----------   ----------    ----------
      Total investment securities interest (2)        (6,449)        1,372       (5,077)      (2,225)        (421)       (2,646)
   Interest-bearing deposits with other banks           (138)          101          (37)        (301)         111          (190)
   Federal funds sold and securities
     purchased under agreements to resell                  9           134          143         (716)         185          (531)
                                                  ----------   -----------   ----------   ----------   ----------    ----------
      Total                                            9,306         9,845       19,151        5,773       (3,448)        2,325
Interest expense
   Interest-bearing demand deposits                     (140)          182           42           30         (998)         (968)
   Savings deposits                                     (990)          430         (560)         139       (1,587)       (1,448)
   Time deposits                                       4,567         8,322       12,889         (467)        (937)       (1,404)
   Short-term borrowings                                 615         1,015        1,630        1,238          393         1,631
   Long-term borrowings                                  (46)          (26)         (72)        (198)          94          (104)
                                                  ----------   -----------   ----------   ----------   ----------    ----------
      Total                                            4,006         9,923       13,929          742       (3,035)       (2,293)
                                                  ----------   -----------   ----------   ----------   ----------    ----------
      Net interest income                         $    5,300   $       (78)  $    5,222   $    5,031   $     (413)   $    4,618
                                                  ==========   ===========   ==========   ==========   ==========    ==========

(1) Tax equivalent basis was calculated using a marginal federal income tax rate of 35.0%.
(2) Includes both investment securities held-to-maturity and investment securities available-for-sale.

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


       Trust revenues in 1995 increased $606,000 or 8.64% over 1994 and increased $592,000 or 9.21% in 1994 over 1993. The increase during 1995 was due to an increase of $115,609,000 in trust assets serviced, from $1,025,388,000 at December 31, 1994 to $1,140,997,000 at December 31, 1995. Nearly all of the increases in 1995 and 1994 are attributed to new business, estate settlement fees and growth in the number of accounts.

       Other income during 1995 increased $22,000 or 0.55% over 1994 primarily due to an increase in safe deposit box rental income, partially offset by a decrease in gains from sales of other real estate owned. The decrease in gains from sales of other real estate owned reflects a lower amount of foreclosed real estate properties held during 1995. See the "Asset Quality" section on page 26 for more information on other real estate owned.

       Other income in 1994 decreased $745,000 or 15.8% from 1993. A significant portion of 1994's decrease is due to reduced gains on the sale of loans and a decrease in the amount of safe deposit box rent. Bancorp's subsidiaries sell certain fixed rate mortgage loans immediately after origination. Due to interest rate increases which occurred in 1994, the demand for fixed rate mortgage loans decreased and resulted in a reduction in loan sale activity and related gains.

       Investment securities gains increased $2,094,000 in 1995, from a loss of $1,754,000 in 1994 to a gain of $340,000 in 1995. Net gains were recorded by Bancorp during 1995 primarily due to the proceeds from sales of $39,514,000 of securities available-for-sale. Bancorp recorded $1,754,000 gross losses on the sale of $82,735,000 of securities available-for-sale during 1994. A $71,000 loss was reported in 1993 due to the sale and call of $17,869,000 of investment securities.

       Bancorp expects 1996 noninterest income to increase over 1995 due to increased deposit balances, which would result in an increase in service charges on deposit accounts. In addition to the growth of deposits, Bancorp's subsidiaries conduct periodic reviews of noninterest income and service charges. Through the review of these charges, Bancorp is able to offset some increases in operational expenses. While Bancorp expects trust revenues to increase due to increased trust balances, trust revenues are based on the market value of the trust portfolios. These market values are, of course, dependent upon the condition of the economy.

NONINTEREST EXPENSES
--------------------

       A listing of noninterest expenses for 1995, 1994 and 1993 is reported in Table 3. Noninterest expenses in 1995 increased $1,206,000 or 1.94% over 1994 and 1994 expenses increased $101,000 or 0.16% over 1993. The stability of noninterest expenses reflects management's rigorous efforts to closely monitor and control these expenses.

       The largest component of noninterest expenses is salaries and employee benefits, which increased $1,966,000 or 6.28% over 1994 due to wage and salary increases, an increased number of employees (primarily due to the addition of two new subsidiaries during 1995) and increased expense relating to the pension plan covering substantially all employees of Bancorp and its subsidiaries. Salaries and employee benefits in 1994 rose $1,663,000 or 5.61% over 1993 due to wage and salary increases.

       Deposit insurance expenses decreased during 1995 primarily due to a decrease in the Bank Insurance Fund (BIF) premium charged by the Federal Deposit Insurance Corporation (FDIC) from a range of $0.23 to $0.31 per $100 of insured deposits to a range of $0.04 to $0.31 per $100, effective June 1, 1995. The FDIC lowered the BIF premium after meeting its capitalization target of $1.25 per $100 of deposits in May, 1995. The exact amount paid by a bank depends on its capitalization and other qualitative factors considered by the FDIC. Bancorp affiliates are considered well capitalized and have historically paid the minimum premium amount. Ten of Bancorp's twelve subsidiaries are insured by the BIF and received the premium reduction.

       Bancorp's remaining two affiliates are insured by the Savings Association Insurance Fund (SAIF). Also, one bank subsidiary purchased SAIF insured deposits from the Resolution Trust Corporation. These deposits continue to be insured by the SAIF. As the SAIF has not yet reached its capitalization target, SAIF insured institutions will continue paying the higher premium rates during the foreseeable future.

       Both the House of Representatives and the Senate are considering bills that would require an immediate recapitalization of the SAIF through the levying of a one-time special assessment on all SAIF insured institutions. The assessment, if passed and signed by the President, will be based on insured deposits as of March 31, 1995. The amount of the assessment will be determined by the FDIC's calculation

              TABLE 3 * NONINTEREST INCOME & NONINTEREST EXPENSES

---------------------------------------------------------------------------------------------------------------------------------
                                                            1995                       1994                      1993
---------------------------------------------------------------------------------------------------------------------------------
                                                                  % CHANGE                  % CHANGE                   % CHANGE
                                                                  INCREASE                  INCREASE                   INCREASE
                                                      TOTAL      (DECREASE)      TOTAL     (DECREASE)       TOTAL     (DECREASE)
                                                  -------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Noninterest income
   Service charges on deposit accounts            $     8,596         4.5%  $     8,222        (3.4%)  $     8,513         9.0%
   Trust revenues                                       7,623         8.6%        7,017         9.2%         6,425         8.7%
   Other                                                3,999         0.6%        3,977       (15.8%)        4,722        10.3%
                                                  -----------               -----------                -----------
     Subtotal                                          20,218         5.2%       19,216        (2.3%)       19,660         9.2%
   Investment securities gains (losses)                   340          N/M       (1,754)          N/M          (71)         N/M
                                                  -----------               -----------                -----------
     Total                                        $    20,558        17.7%  $    17,462       (10.9%)  $    19,589        (1.1%)
                                                  ===========       ======  ===========       ======   ===========        ======
Noninterest expenses
   Salaries and employee benefits                 $    33,262         6.3%  $    31,296         5.6%   $    29,633         4.9%
   Net occupancy                                        4,340         3.1%        4,211        (0.2%)        4,219         9.4%
   Furniture and equipment                              3,352        11.5%        3,006        (4.5%)        3,147        (2.5%)
   Data processing                                      5,165        (0.8%)       5,205         9.8%         4,741         0.3%
   Deposit insurance                                    2,204       (37.7%)       3,537         2.0%         3,468        (2.4%)
   State taxes                                          1,637        (5.2%)       1,726         1.3%         1,704         4.0%
   Other                                               13,385         1.7%       13,158       (13.0%)       15,126        (1.6%)
                                                  -----------               -----------                -----------
     Total                                        $    63,345         1.9%  $    62,139         0.2%   $    62,038         2.3%
                                                  ===========       ======  ===========       ======   ===========        ======

N/M = Not meaningful

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


of the amount needed to reach the $1.25 per $100 of insured deposits capitalization target. An assessment of between $0.80 and $0.85 per $100 of insured deposits is generally considered necessary to recapitalize the SAIF. If the assessment rate is $0.85 per $100, Bancorp estimates that its two SAIF insured subsidiaries and its bank subsidiary with SAIF insured deposits will be assessed an aggregate total of approximately $2,900,000. The Emerging Issues Task Force of the Financial Accounting Standards Board has issued an opinion that SAIF member institutions should not accrue a liability for the special assessment until the legislation is enacted and signed by the President. Accordingly, Bancorp has not accrued a liability for the potential assessment.

       The efficiency ratio (noninterest expenses as a percentage of noninterest income, excluding investment securities transactions, plus tax equivalent net interest income) reflects how much, on average, an institution expended to generate each dollar of revenue. The combined effect of an increase in net interest income with the stability of noninterest expenses resulted in improvements in the efficiency ratio. Bancorp's efficiency ratio for 1995, 1994 and 1993 was 55.2%, 57.2% and 59.4%, respectively.

       Salary and employee benefits are expected to show a moderate increase in 1996. The expense, however, will be especially dependent on the status of health care costs. Net occupancy and equipment will probably increase due to anticipated capital expenditures. Bancorp is in the process of converting all subsidiaries to a standard data processing system within the next three years. Conversion costs for these five subsidiaries and contractual increases based on inflation will result in increased data processing expenses. Once all the subsidiaries are converted to a standard data processing system, the costs should be maintained, if not decline. The reduction in FDIC expense, which was effective in mid-1995, will show a full year's effect in 1996. State franchise taxes are expected to increase at a minimal level.

INCOME TAXES
------------

       In August, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993, which was effective for tax years beginning on or after January 1, 1993. This act included a provision increasing the top corporate income tax rate from 34.0% to 35.0% for taxable income over $10,000,000.

       Net deferred tax assets at December 31, 1995, 1994 and 1993 were $3,369,000, $5,904,000 and $5,802,000, respectively. Due to Bancorp's strong historical earnings trend and the expectation that this trend will continue, management has determined that it is more likely than not that the net deferred tax asset will be realized. Therefore, no valuation allowance has been established. Management will continue to evaluate quarterly the need for a valuation allowance.

       Bancorp's tax expense in 1995 totaled $13,651,000 compared to $9,799,000 in 1994 and $7,469,000 in 1993, resulting in effective tax rates of 30.0%, 25.8% and 22.9% in 1995, 1994 and 1993, respectively. The increase in 1995's effective tax rate was primarily due to the absence of tax losses recognized on tax-exempt municipal securities called during 1994 and to a decline in average tax-exempt investments held during 1995 as compared to 1994.

       The tax effects of investment securities transactions was a tax expense of $17,000 during 1995 and tax benefits of $1,634,000 and $463,000 in 1994 and
1993, respectively.

       Further analysis of income taxes is presented in Note 10 of the Notes to Consolidated Financial Statements.

LOANS
-----

       Total loans, net of unearned income, increased $153,149,000 or 11.1% during 1995 and $189,077,000 or 15.9% in 1994. Approximately $101,444,000 of
the 1995 increase was due to the addition of two new subsidiaries. All loan categories, except credit cards, increased during 1995 and all loan categories, except real estate-construction and credit cards increased in 1994. A favorable market with respect to loan demand, combined with aggressive loan campaigns and the pursuit of new business, led to net increases during 1995 of $54,307,000 or 18.9% in commercial loans, $12,572,000 or 42.9% in construction loans, $42,655,000 or 5.72% in mortgage loans, $43,353,000 or 15.2% in installment loans, net of unearned income, and $455,000 or 2.83% in lease financing. Credit card lending decreased $193,000 or 1.24% during 1995.

       Bancorp's loans cover a broad range of borrowers characterizing the western Ohio and eastern and west-central Indiana markets. There were no loan concentrations of multiple borrowers in similar activities at December 31, 1995 which exceeded 10.0% of total loans.

       Bancorp's subsidiaries consist of community banks dedicated to meeting the financial needs of individuals and businesses living and operating in the communities they serve. Bancorp's loan portfolio is therefore primarily composed of residential and commercial real estate mortgage loans, commercial loans and installment loans. At December 31, 1995, real estate mortgage loans composed 51.5% of

                    TABLE 4 * LOAN MATURITY/RATE SENSITIVITY

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Maturity
                                                                           -----------------------------------------------------
                                                                                          AFTER ONE BUT
                                                                                WITHIN     WITHIN FIVE    AFTER FIVE
                                                                               ONE YEAR       YEARS         YEARS        TOTAL
                                                                           -----------------------------------------------------
                                                                                            (Dollars in thousands)
                               Commercial                                  $    208,676  $    72,426   $    59,840   $   340,942
                               Real estate - construction                        30,131        7,787         3,927        41,845
                                                                           -------------- ------------- ------------- ----------
                                    Total                                  $    238,807  $    80,213   $    63,767   $   382,787
                                                                           ============== ============= ============= ==========

                                                                                          Sensitivity to changes
                                                                                            in interest rates
                                                                                         -------------------------
                                                                                         PREDETERMINED   VARIABLE
                                                                                              RATE         RATE
                                                                                         -------------------------
                                                                                           (Dollars in thousands)
                               Due after one year but within five years                  $    19,904   $    60,309
                               Due after five years                                           14,742        49,025
                                                                                         -------------- ----------
                                    Total                                                $    34,646   $   109,334
                                                                                         ============== ==========

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


Bancorp's total loan portfolio and installment loans composed another 21.4% of the total loan portfolio. Commercial loans equaled 22.3% of the total portfolio and real estate-construction, credit card lending and lease financing made up the remaining 4.80% of the portfolio.

       Residential real estate mortgage loans are generally considered to be the safest loan investments because of the real estate securing the loans. Installment loans include unsecured loans, second mortgage loans, secured lines of credit, secured and unsecured home improvement loans, automobile loans, student loans and loans secured by savings, stocks or life insurance. Bancorp subsidiaries offer a wide variety of commercial loans, including small business loans, agricultural loans, equipment loans and lines of credit.

       In accordance with Bancorp's decentralized management structure and subject to Bancorp guidelines, credit underwriting and approval occur within the subsidiary originating the loan. Depending on the subsidiary, loan applications are approved by either a loan committee or by one or more loan personnel with designated approval authority. Loan committees are composed of senior management and loan personnel and, at some subsidiaries, members of the subsidiary's board of directors. Loan applications for principal amounts greater than a designated amount, which varies by subsidiary, require Bancorp approval. Any plans to purchase or sell a participation in a loan also require Bancorp approval.

       Bancorp subsidiaries receive requests to renew maturing loans as a normal part of business. Such requests are especially common with real estate loans that are scheduled to mature before being fully amortized and with commercial loans. The requests are reviewed by the subsidiary's loan committee or by designated loan personnel, as appropriate, and may be approved, approved with modifications or disapproved. Required modifications may include, among other items, a reduction in the loan balance, a change in the interest rate or the initiation of monthly principal payments.

       Table 4 indicates the contractual maturity of commercial loans and real estate-construction loans outstanding at December 31, 1995. Loans due after one year are classified according to their sensitivity to changes in interest rates.

ASSET QUALITY
-------------

       Bancorp's subsidiaries record a provision for loan losses (provision) in the Consolidated Statements of Earnings to provide for expected credit losses. Actual losses on loans and leases are charged against the allowance for loan losses (allowance), which is a reserve accumulated on the Consolidated Balance Sheets through the provision. The recorded values of the loans and leases actually removed from the Consolidated Balance Sheets are referred to as charge-offs and, after netting out recoveries on previously charged off assets, become net charge-offs. Bancorp's policy is to charge off loans when, in management's opinion, collection of principal is in doubt. All loans charged off are subject to continuous review and concerted efforts are made to maximize recovery.

       Management records the provision, on an individual subsidiary basis, in amounts sufficient to result in an allowance that will cover future risks believed to be inherent in the loan portfolio of each subsidiary. Management's evaluation in establishing the provision includes such factors as the historical loss and recovery experience, estimated future loss for loans, known deterioration in loans, periodic external loan evaluations, prevailing economic conditions that might have an impact on the portfolio and ratios of delinquencies and nonaccruals. The evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. The evaluation of these factors is completed at Bancorp's subsidiaries through a group of senior officers from the financial and lending areas.

       The provision increased from $1,268,000 in 1994 to $2,108,000 in 1995. The increase was primarily due to the increase in loan volume mentioned previously. The allowance on December 31, 1995 was $20,437,000 or 1.33% of loans, net of unearned income. This compares to $18,609,000 or 1.35% of loans, net of unearned income, at December 31, 1994. Although the balance of the allowance increased $1,828,000, the significant increase in total loans outstanding resulted in a constant allowance to loan ratio. The provision decreased $2,479,000 in 1994, from $3,747,000 in 1993 to $1,268,000 in 1994, due to improvement in asset quality.

       The level of nonaccrual and restructured loans and leases is an important element in assessing asset quality. Loans are classified nonaccrual when, in the opinion of management, collection of interest is doubtful. Nonaccrual loans at December 31, 1995, 1994 and 1993 were $2,764,000, $2,412,000 and $4,679,000, respectively.

       Loans are classified as restructured when management, to protect its investment, grants concessions to the debtor that it would not otherwise consider. Restructured loans at December 31, 1995, 1994 and 1993 were $517,000, $1,429,000 and $605,000, respectively.

       Another element associated with asset quality is Other Real Estate Owned
(OREO). OREO primarily represents properties acquired by Bancorp's subsidiaries through loan defaults by customers. The balances of OREO at December 31, 1995, 1994 and 1993 were $1,677,000, $2,116,000 and $3,673,000, respectively.

        Loans 90 days or more past due which were still accruing interest totaled $1,071,000, $683,000 and $1,321,000 at December 31, 1995, 1994 and
1993, respectively.

        Nonaccrual and restructured loans and leases and OREO are discussed or summarized in Notes 1 and 9 of the Notes to Consolidated Financial Statements.

        Bancorp adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," (SFAS No. 118) in January, 1995. SFAS No. 114 and SFAS No. 118 require that lenders measure an impaired loan, as defined in the statements, at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the creditor's recorded investment in the loan, the creditor must record a valuation allowance for the amount of the difference. Implementation of this statement did not have a material effect on Bancorp's allowance or provision.

INVESTMENT SECURITIES
---------------------

       Bancorp's investment securities increased $9,977,000 or 2.64% during 1995 to a balance of $387,574,000. The major portion of this growth was due to the addition of two new subsidiaries and occurred primarily in the U.S. government agencies and corporations component of the investments portfolio.

       Bancorp follows a conservative investment policy, investing primarily for interest rate risk management and liquidity management purposes. U.S. Treasury Securities, generally considered to have the least credit risk and the highest liquidity, composed 17.6% of Bancorp's investment portfolio at December 31, 1995. All U.S. Treasury Securities were classified as available-for-sale at that date and are available for liquidity management purposes. Another 27.1% of the investment portfolio is composed of securities issued by U.S. government agencies and corporations, primarily the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association
(FNMA), Student Loan Marketing Association (SLMA) and Federal Farm Credit Bank. Included in the U.S. government agencies and corporations securities category at December 31, 1995 were structured notes totaling $8,338,000. The structured notes held by Bancorp are multistep coupon debentures issued by the FHLB, FHLMC, FNMA and SLMA and, accordingly, are rated AAA. All U.S. government agency and corporation securities

FIRST FINANCIAL BANCORP  *  1995 ANNUAL REPORT  *  FIRST FINANCIAL BANCORP


were classified as available-for-sale at December 31, 1995 and are available for liquidity management purposes. Due to the government guarantees, U.S. government agency and corporation obligations are considered to have low credit risk and high liquidity.

       Investments in mortgage-backed securities (MBSs), including collateralized mortgage obligations (CMOs), composed 28.9% of the investment portfolio at December 31, 1995. MBSs represent participations in pools of mortgage loans, the principal and interest payments of which are passed to the security investors. MBSs are subject to prepayment risk, especially during periods of decreasing interest rates. Prepayments of the underlying mortgage loans may shorten the lives of the securities, thereby affecting yields to maturity and market values. Bancorp invests primarily in MBSs issued by U.S. government agencies, such as FHLMC, FNMA, and the Government National Mortgage Association (GNMA). Such securities, because of government agency guarantees, are considered to have low credit risk and high liquidity.

       CMOs totaled $62,937,000 at December 31, 1995, all of which were classified as available-for-sale. CMOs are collateralized by pools of mortgage loans or MBSs. Substantially all of the CMOs held by Bancorp are rated AAA by Standard & Poor's Corporation or similar rating agencies. Bancorp does not own any interest-only securities, principal-only securities, accrual bonds, inverse floaters or other high risk CMOs. All CMOs held as of December 31, 1995 passed the stress test required by the Federal Financial Institutions Examination Council at the last testing date and, therefore, are not considered high risk by regulatory definition.

       State, county, and municipal securities composed 21.8% of Bancorp's investment portfolio at December 31, 1995. The securities are diversified as to states and issuing authorities within states, thereby decreasing portfolio risk. Bancorp management views investments in state, county, and municipal securities as primarily long-term investments and, accordingly, about 86.3% of such investments at December 31, 1995 were classified as held-to-maturity.

       The remaining 4.60% of Bancorp's investment portfolio at December 31, 1995, termed "other securities," was primarily composed of stock ownership in the Indianapolis and Cincinnati District Federal Home Loan Banks and in the Federal Reserve Bank and in corporate debt securities. Bancorp invests only in corporate debt securities that are rated investment grade by nationally recognized rating organizations.

       Table 5 sets forth the maturities of investment securities held-to-maturity and investment securities available-for-sale as of December 31, 1995, and the average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent adjustments (using a 35.0% rate) have been made in calculating yields on tax-exempt obligations of state, counties and municipalities.

       At December 31, 1995, the market value of Bancorp's held-to-maturity investment securities portfolio exceeded the carrying value by $6,990,000. The available-for-sale investment securities are reported at their market value of $294,052,000, as required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115). See Note 8 of the Notes to Consolidated Financial Statements for additional information.

       Bancorp's federal funds sold and securities purchased under agreements to resell increased $14,705,000, from $97,000 at December 31, 1994 to $14,802,000 at December 31, 1995. The increase was primarily for liquidity purposes. Bancorp monitors this position as part of its asset/liability management.

       Bancorp adopted the provisions of SFAS No. 115 for investments held as of, or acquired after, January 1, 1994. Securities with a market value of $272,856,000 were reclassified as available-for-sale at that time. In accordance with SFAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. As of January 1, 1994, the cumulative effect (net of $1,960,000 in deferred income taxes) of adopting SFAS No. 115 was to increase shareholders' equity by $3,638,000 to reflect unrealized holding gains on securities classified as available-for-sale, previously carried at amortized cost or lower of cost or market.

                        TABLE 5 * INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Maturing
                               -----------------------------------------------------------------------------------------------------
                                                                 AFTER ONE BUT            AFTER FIVE BUT
                                       WITHIN ONE YEAR         WITHIN FIVE YEARS         WITHIN TEN YEARS          AFTER TEN YEARS
                                    AMOUNT       YIELD(1)     AMOUNT     YIELD(1)      AMOUNT      YIELD(1)      AMOUNT     YIELD(1)
                               -----------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Held-to-Maturity
Mortgage-backed securities (2)                            $      739       8.03%   $     4,775       6.75%   $   12,546        8.86%
State, county, and
   municipal securities        $     7,830       11.66%       35,783      12.10%        19,319      12.17%        9,846       12.55%
Other securities                       718        7.59%        1,966       7.87%
                               -----------                ----------               -----------               ----------
      Total                    $     8,548       11.32%   $   38,488      11.81%   $    24,094      11.10%   $   22,392       10.48%
                               ===========       =====    ==========      =====    ===========      =====    ==========       =====
Available-for-Sale
U.S. Treasury securities       $    53,871        5.92%   $   14,511       6.59%
Securities of other U.S.
   government agencies
   and corporations                 10,415        6.96%       83,021       6.74%   $     9,563       6.52%   $    1,905        6.65%
Mortgage-backed securities (2)         143        5.63%        6,487       5.90%         6,359       6.38%       81,080        5.98%
State, county, and
   municipal securities                727        8.09%        5,209       9.07%         4,048       7.20%        1,547        9.03%
Other securities                                               3,099       6.22%           106       7.01%       11,961        6.14%
                               -----------                ----------               -----------               ----------
      Total                    $    65,156        6.11%   $  112,327       6.77%   $    20,076       6.62%   $   96,493        6.06%
                               ===========       =====    ==========      =====    ===========      =====    ==========       =====

(1) Tax equivalent basis was calculated using a marginal federal income tax rate of 35.0%.
(2) 56.8% of the mortgage-backed securities maturing after five years are variable rate.

        In November, 1995, the Financial Accounting Standards Board (FASB) released a special report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide). The Guide permitted businesses to make a one-time reassessment of the classification of all securities held. Under the provisions of the Guide, a business was able to make a one-time reclassification of securities from held-to-maturity to available-for-sale without calling into question the intent to hold other debt securities to maturity. Such reassessment and reclassification was required to occur no later than December 31, 1995. Bancorp management analyzed the investment portfolio during this period and decided that classification adjustments were not needed.

        Bancorp does not use off-balance-sheet derivative financial instruments (such as interest rate swaps) as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

DEPOSITS AND BORROWINGS
-----------------------
        Bancorp's subsidiaries solicit deposits by offering a wide variety of savings and transaction accounts, including checking accounts, regular savings accounts, money market deposit accounts and time deposits of various maturities and rates. In accordance with Bancorp's decentralized management structure and in an effort to respond to local conditions, each Bancorp subsidiary designs and prices the savings and transaction accounts offered in its local marketing area.

        Total deposits increased $198,238,000 or 12.5% in 1995. Approximately $145,660,000 of this increase was due to the addition of two subsidiaries during 1995. Time deposits increased $158,730,000, interest-bearing demand accounts increased $35,518,000 and noninterest-bearing demand deposits increased $18,730,000. These increases were partially offset by a decline in savings deposits of $14,740,000. The average rate paid on time deposits increased 106 basis points, from 4.34% in 1994 to 5.40% in 1995, while the average rate paid on total interest-bearing deposits increased only 74 basis points, from 3.38% in 1994 to 4.12% in 1995.

        Table 6 shows the contractual maturity of time deposits of $100,000 and over that were outstanding at December 31, 1995. These deposits represented only 8.35% of total deposits.

        Short-term borrowings decreased from $123,119,000 at December 31, 1994 to $58,372,000 at December 31, 1995. This decrease in borrowings was due to increased deposit funding. Long-term borrowings at December 31, 1995 totaled $2,820,000, while no long-term borrowings were outstanding at December 31, 1994.

LIQUIDITY
---------
        Liquidity management is the process by which Bancorp ensures that adequate liquid funds are available for the corporation and its subsidiaries. These funds are necessary in order for Bancorp and its subsidiaries to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committees at Bancorp's subsidiaries.

        Liquidity may be used to fund capital expenditures. Capital expenditures were $3,615,000 for 1995 and $4,364,000 for 1994. Capital expenditures for 1995 included approximately $800,000 for construction of a new branch. Remodeling is a planned and ongoing process given the 76 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of December 31, 1995 were $2,276,000. A significant portion of these commitments are associated with plans for an additional branch office presently under construction and construction of a lockbox facility.

        Bancorp subsidiaries' source of funding is predominately deposits within each of their respective market areas. The deposit base is diversified between individuals, partnerships, corporations and public entities. This diversification helps Bancorp avoid dependence on large concentrations of funds. Bancorp does not solicit time deposits from brokers.

        Liquidity is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Bancorp utilizes advances from the Federal Home Loan Bank as a funding source. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $294,052,000 at December 31, 1995. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $8,548,000 at December 31, 1995. In addition, other types of assets--such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year--are sources of liquidity.

        Certain restrictions exist regarding the ability of Bancorp's subsidiaries to transfer funds to Bancorp (see Note 6 of the Notes to Consolidated Financial Statements). Management is not aware of any other events or regulatory requirements which, if implemented, are likely to have a material effect on Bancorp's liquidity.

INTEREST RATE SENSITIVITY
-------------------------
       Interest rate risk is the exposure to Bancorp's earnings and capital arising from changes in future interest rates. All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of Bancorp's net interest margin to swings in interest rates to assuring

    TABLE 6 * MATURITIES OF TIME DEPOSITS GREATER THAN OR EQUAL TO $100,000*

                                                  DECEMBER 31, 1995
                                                 --------------------
         Maturing in                            (Dollars in thousands)
          3 months or less                             $ 80,790
          3 months to 6 months                           25,561
          6 months to 12 months                          17,952
          over 12 months                                 24,791
                                                       --------
           Total                                       $149,094
                                                       ========

*All time deposits greater than or equal to $100,000 were in certificates of deposit.


that there is sufficient capital and liquidity to support future balance sheet growth. Bancorp manages interest rate risk through the asset/liability committees of Bancorp's subsidiaries. The asset/liability committees are comprised of bank officers from various disciplines. Each subsidiary committee establishes policies and rates which lead to the prudent investment of resources, the effective management of risks associated with changing interest rates, the existence of adequate liquidity and the earning of an adequate return on shareholders' equity.

        Bancorp has a holding company asset/liability committee, made up of representatives of various subsidiaries and various disciplines, whose function is to develop policies and guidelines for effective asset/liability management throughout Bancorp's subsidiaries.

        Table 7 shows Bancorp's interest rate sensitivity position based on the distribution of earning assets and interest-bearing liabilities among the maturity categories. Product lines repricing in time periods predetermined by contractual agreement are included in the respective maturity categories. Some products, such as federal funds and commercial loans which reprice overnight, are recorded in the 1-30 days category.

        Table 7 shows that, at December 31, 1995, Bancorp had a liability-sensitive position of $7,050,000 or 0.40% within a one-year maturity range. The liability-sensitive position indicates that maturing or repricing interest-sensitive liabilities exceeded maturing or repricing interest-sensitive assets within a one-year period. A liability-sensitive position suggests that a rising rate environment will negatively influence net interest income and a declining rate environment will positively influence net interest income. As evidenced by this low ratio, Bancorp's various asset/liability committees are devoted to protecting interest rate margins and net interest income during periods of rising interest rates.

        The rate sensitivity analysis presented in Table 7 is a static gap model. The balances in this table are distributed among future periods based primarily on contractual interest rate repricing dates or on contractual maturity dates. Distributions of interest-bearing demand deposits and savings deposits, neither of which have contractual maturity dates or set repricing dates, reflect management's current assumptions as to repricing frequency and to changes in deposit balances in reaction to interest rate levels. These assumptions are based on recent historical deposit account rate changes and changes in deposit balances. They are also influenced by the Federal Reserve Bank and other regulators' proposed guidelines for the measurement of interest rate risk.

        Another measurement technique used by Bancorp's subsidiaries to identify and manage exposure to changing interest rates is a simulation model that estimates the effect on net interest income and the market value of portfolio equity caused by changes in interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns. Liabilities are distributed based on historical deposit rate relationships to changes in market interest rate changes over long-term rate changes. These assumptions are based upon the individual markets and customers and include projections of how management expects to price in response to the marketplace and market rate changes. However, adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates and mix change.


                      TABLE 7 * RATE SENSITIVITY ANALYSIS

                                                                             DECEMBER 31, 1995
                                                                                                TOTAL 1 YEAR    OVER
                                             1-30 DAYS   31-90 DAYS   91-180 DAYS 181-365 DAYS    & UNDER      1 YEAR      TOTAL
                                                                             (Dollars in thousands)
Earning assets
   Loans, net of unearned income              $324,985     $107,134     $120,519     $288,327      $840,965   $691,051    $1,532,016
   Investment securities held-to-maturity
     Taxable                                     1,872          158                     1,809         3,839     18,831        22,670
     Tax-exempt                                  1,885        2,732        1,398        4,313        10,328     60,524        70,852
   Investment securities available-for-sale
     Taxable                                    65,210       19,927       19,112       33,264       137,513    145,460       282,973
     Tax-exempt                                    578          103          160                        841     10,238        11,079
                                              --------     --------     --------     --------      --------   --------    ----------
      Total investment securities               69,545       22,920       20,670       39,386       152,521    235,053       387,574
   Interest-bearing deposits with other banks    3,691          400        2,297          100         6,488        394         6,882
   Federal funds sold and securities
     purchased under agreements to resell       14,802                                               14,802                   14,802
                                               -------      -------      -------      -------     ---------    -------     ---------
      Total earning assets                     413,023      130,454      143,486      327,813     1,014,776    926,498     1,941,274
Interest-bearing liabilities
   Interest-bearing demand deposits            116,739                                 69,642       186,381    115,738       302,119
   Savings deposits                            110,452                                 85,093       195,545    164,093       359,638
   Time deposits                               119,599      134,417      137,083      189,139       580,238    323,506       903,744
   Short-term borrowings                        56,372                     2,000                     58,372                   58,372
   Long-term borrowings                              7          255           17        1,011         1,290      1,530         2,820
                                              --------     --------     --------     --------      --------   --------    ----------
      Total interest-bearing liabilities       403,169      134,672      139,100      344,885     1,021,826    604,867     1,626,693
                                              --------     --------     --------     --------      --------   --------    ----------
      Rate sensitivity gap                    $  9,854     $ (4,218)    $  4,386     $(17,072)   $   (7,050)  $321,631    $  314,581
                                              =========    =========    =========    ========    ==========   =========   ==========
      Cumulative gap                          $  9,854     $  5,636     $ 10,022     $ (7,050)                $314,581
                                              =========    =========    =========    ========    ==========   =========   ==========
      Cumulative gap as a
        percentage of earning assets               0.5%         0.3%         0.5%        (0.4%)                   16.2%
                                              =========    =========    =========    ========    ==========    =========   =========




CAPITAL ADEQUACY
----------------
        The Federal Reserve established risk-based capital requirements for U.S. banking organizations which have been adopted by the Office of Thrift Supervision for savings and loan associations. Risk weights are assigned to on-and off-balance sheet items in arriving at risk-adjusted total assets. Regulatory capital is divided by risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital.

        Regulatory guidelines require a 4.00% Tier 1 capital ratio and an 8.00% Total capital ratio. Tier 1 capital consists primarily of common shareholders' equity, net of intangibles, and total capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits.

        Bancorp's Tier 1 ratio at December 31, 1995 was 15.0% and its Total risk-based capital ratio was 16.2%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix, which affects both ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total capital ratio.

        Table 8 illustrates the risk-based capital calculations and ratios for the last two years.

                          TABLE 8 * RISK-BASED CAPITAL

                                                                                 DECEMBER 31,
                                                                               1995         1994
                                                                               -----        -----
                                                                            (Dollars in thousands)
                               Tier 1 capital
                                 Shareholders' equity                      $    234,175  $   194,673
                                 Less intangibles                                 3,770        4,230
                                 Less unrealized net investment
                                      securities gains (losses)                   1,437       (2,712)
                                                                           ------------  -----------
                                      Total Tier 1 capital                 $    228,968  $   193,155
                                                                           ============  ===========
                               Total risk-based capital
                                 Tier 1 capital                            $    228,968  $   193,155
                                 Qualifying allowance for loan losses            19,127       17,074
                                                                           ------------  -----------
                                      Total risk-based capital             $    248,095  $   210,229
                                                                           ============  ===========
                               Risk weighted assets                        $  1,530,181  $ 1,365,882
                                                                           ============  ===========
                               Risk-based ratios
                                      Tier 1                                       15.0%        14.1%
                                                                           ============  ===========
                                      Total risk-based capital                     16.2%        15.4%
                                                                           ============  ===========

                            STATISTICAL INFORMATION

                                           1995                       1994                          1993
                                                                   (Unaudited)
                                     BALANCE    INTEREST     YIELD   BALANCE  INTEREST      YIELD  BALANCE  INTEREST      YIELD
                                     -------    --------    -------  -------   -------      -----  -------  --------      -----
                                        (Daily average balances and interest rates: Tax equivalent basis; dollars in thousands)

Earning assets
   Loans (1)
     Commercial (2)                  $  316,414  $  32,581   10.30%  $  261,799  $ 23,594    9.01%  $  236,566  $ 19,768    8.36%
     Real estate (2)                    793,379     63,400    7.99%     725,468    55,053    7.59%     686,306    56,546    8.24%
     Installment
      and other consumer                321,978     32,131    9.98%     262,498    25,378    9.67%     220,726    22,043    9.99%
     Lease financing (2)                 15,580      1,217    7.81%      15,504     1,182    7.62%      14,191     1,158    8.16%
                                     ----------  ---------           ----------  --------           ----------  --------
      Total loans                     1,447,351    129,329    8.94%   1,265,269   105,207    8.31%   1,157,789    99,515    8.60%
   Investment securities (3)
     Taxable                            250,492     16,593    6.62%     302,307    18,229    6.03%     319,489    19,363    6.06%
     Tax-exempt (2)                      95,182     11,446   12.03%     121,151    14,887   12.29%     130,779    16,399   12.54%
                                     ----------  ---------           ----------  --------           ----------  --------
      Total investment securities (3)   345,674     28,039    8.11%     423,458    33,116    7.82%     450,268    35,762    7.94%
   Interest-bearing deposits
     with other banks                     5,932        351    5.92%       8,574       388    4.53%      15,676       578    3.69%
   Federal funds sold and securities
     purchased under agreements
     to resell                            7,319        418    5.71%       7,086       275    3.88%      26,803       806    3.01%
                                     ----------  ---------           ----------  --------           ----------  --------
   Total earning assets               1,806,276    158,137    8.75%   1,704,387   138,986    8.15%   1,650,536   136,661    8.28%

Nonearning assets
   Allowance for loan losses            (19,341)                        (18,554)                       (17,927)
   Cash and due from banks               75,904                          76,988                         74,477
   Accrued interest and other assets     71,076                          71,179                         74,755
                                     ----------                      ----------                     ----------
   Total assets                      $1,933,915                      $1,834,000                     $1,781,841
                                     ==========                      ==========                     ==========
Interest-bearing liabilities
   Deposits
     Interest-bearing demand         $  260,419      5,799    2.23%  $  266,841     5,757    2.16%  $  265,655     6,725    2.53%
     Savings                            358,517      9,212    2.57%     397,579     9,772    2.46%     392,649    11,220    2.86%
     Time                               822,289     44,402    5.40%     725,479    31,513    4.34%     736,031    32,917    4.47%
                                     ----------  ---------           ----------  --------           ----------  --------
      Total interest-bearing
         deposits                     1,441,225     59,413    4.12%   1,389,899    47,042    3.38%   1,394,335    50,862    3.65%
   Borrowed funds
     Short-term borrowings               74,744      4,051    5.42%      61,109     2,421    3.96%      27,618       790    2.86%
     Long-term borrowings                   783         52    6.64%       1,400       124    8.86%       4,120       228    5.53%
                                     ----------  ---------           ----------  --------           ----------  --------
      Total borrowed funds               75,527      4,103    5.43%      62,509     2,545    4.07%      31,738     1,018    3.21%
                                     ----------  ---------           ----------  --------           ----------  --------
   Total interest-bearing
     liabilities                      1,516,752     63,516    4.19%   1,452,408    49,587    3.41%   1,426,073    51,880    3.64%

Noninterest-bearing liabilities
   Noninterest-bearing demand
      deposits                          184,797                         176,128                        167,262
   Other liabilities                     19,970                          16,712                         15,179
   Shareholders' equity                 212,396                         188,752                        173,327
   Total liabilities and             ----------  ---------           ----------  --------           ----------  --------
     shareholders' equity            $1,933,915                      $1,834,000                     $1,781,841
                                     ==========                      ==========                     ==========
   Net interest income and
     interest rate spread                        $  94,621    4.56%              $ 89,399    4.74%              $ 84,781    4.64%
                                                 =========   =====               ========   =====               ========   =====
   Net interest margin                                        5.24%                          5.25%                          5.14%
                                                             =====                          =====                          =====

(1) Nonaccrual loans are included in average loan balance and loan fees are included in interest income.

(2) Interest income on tax-exempt investment securities and on certain tax-exempt loans and leases has been adjusted to a tax equivalent basis using a marginal federal income tax rate of 35.0%.

(3) Includes both investment securities held-to-maturity and investment securities available-for-sale in 1995 and 1994.


                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                                 1995       1994
                                                                                 ----       ----
                                                                             (Dollars in thousands)
Assets
   Cash and due from banks                                                 $    108,685  $   103,752
   Interest-bearing deposits with other banks                                     6,882        8,055
   Federal funds sold and securities purchased under agreements to resell        14,802           97
   Investment securities held-to-maturity
     (market value-$100,512 at December 31, 1995;
     $140,319 at December 31, 1994)                                              93,522      135,187
   Investment securities available-for-sale, at market                          294,052      242,410
   Loans
     Commercial                                                                 340,942      286,635
     Real estate-construction                                                    41,845       29,273
     Real estate-mortgage                                                       788,805      746,150
     Installment                                                                329,034      285,412
     Credit card                                                                 15,406       15,599
     Lease financing                                                             16,557       16,102
                                                                           ------------  -----------
         Total loans                                                          1,532,589    1,379,171
     Less
      Unearned income                                                               573          304
      Allowance for loan losses                                                  20,437       18,609
                                                                           ------------  -----------
         Net loans                                                            1,511,579    1,360,258
   Premises and equipment                                                        39,931       37,999
   Deferred income taxes                                                          3,369        5,904
   Accrued interest and other assets                                             30,553       28,981
                                                                           ------------  -----------
         Total assets                                                      $  2,103,375  $ 1,922,643
                                                                           ============  ===========

Liabilities
   Deposits
     Noninterest-bearing                                                   $    220,061  $   201,331
     Interest-bearing                                                         1,565,501    1,385,993
                                                                           ------------  -----------
         Total deposits                                                       1,785,562    1,587,324
   Short-term borrowings
     Federal funds purchased and securities sold under agreements to repurchase  49,483       81,609
     Other                                                                        8,889       41,510
                                                                           ------------  -----------
         Total short-term borrowings                                             58,372      123,119
   Long-term borrowings                                                           2,820
   Accrued interest and other liabilities                                        22,446       17,527
                                                                           ------------  -----------
         Total liabilities                                                    1,869,200    1,727,970

Shareholders' equity
   Common stock -- par value $8 per share
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 13,013,422 shares
      in 1995 and 12,204,575 shares in 1994                                     104,107       97,637
   Surplus                                                                       13,577       15,027
   Retained earnings                                                            115,102       84,748
   Unrealized net gains (losses) on investment securities
      available-for-sale, net of tax                                              1,437       (2,712)
   Restricted stock awards                                                          (48)         (27)
                                                                           ------------  -----------
         Total shareholders' equity                                             234,175      194,673
                                                                           ------------  -----------
         Total liabilities and shareholders' equity                        $  2,103,375  $ 1,922,643
                                                                           ============  ===========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               1995           1994          1993
                                                                            -----------   ----------    ----------
                                                                        (Dollars in thousands, except per share data)
Interest income
   Loans, including fees                                                    $   129,058   $  104,936    $   99,333
   Investment securities
     Taxable                                                                     16,593       18,229        19,363
     Tax-exempt                                                                   7,431        9,676        10,659
                                                                            -----------   ----------    ----------
      Total investment securities interest                                       24,024       27,905        30,022
   Interest-bearing deposits with other banks                                       351          388           578
   Federal funds sold and securities purchased under agreements to resell           418          275           806
                                                                            -----------   ----------    ----------
      Total interest income                                                     153,851      133,504       130,739
Interest expense
   Deposits                                                                      59,413       47,042        50,862
   Short-term borrowings                                                          4,051        2,421           790
   Long-term borrowings                                                              52          124           228
                                                                            -----------   ----------    ----------
      Total interest expense                                                     63,516       49,587        51,880
                                                                            -----------   ----------    ----------
      Net interest income                                                        90,335       83,917        78,859
   Provision for loan losses                                                      2,108        1,268         3,747
                                                                            -----------   ----------    ----------
      Net interest income after provision for loan losses                        88,227       82,649        75,112
Noninterest income
   Service charges on deposit accounts                                            8,596        8,222         8,513
   Trust revenues                                                                 7,623        7,017         6,425
   Investment securities gains (losses)                                             340       (1,754)          (71)
   Other                                                                          3,999        3,977         4,722
                                                                            -----------   ----------    ----------
      Total noninterest income                                                   20,558       17,462        19,589
Noninterest expenses
   Salaries and employee benefits                                                33,262       31,296        29,633
   Net occupancy                                                                  4,340        4,211         4,219
   Furniture and equipment                                                        3,352        3,006         3,147
   Data processing                                                                5,165        5,205         4,741
   Deposit insurance                                                              2,204        3,537         3,468
   State taxes                                                                    1,637        1,726         1,704
   Other                                                                         13,385       13,158        15,126
                                                                            -----------   ----------    ----------
      Total noninterest expenses                                                 63,345       62,139        62,038
                                                                            -----------   ----------    ----------
      Income before income taxes                                                 45,440       37,972        32,663
   Income tax expense                                                            13,651        9,799         7,469
                                                                            -----------   ----------    ----------
      Net earnings                                                          $    31,789   $   28,173    $   25,194
                                                                            ===========   ==========    ==========
Net earnings per share                                                      $      2.55   $     2.31    $     2.06
                                                                            ===========   ==========    ==========
Average shares outstanding                                                   12,488,168   12,210,753    12,211,405
                                                                            ===========   ==========    ==========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               1995           1994          1993
                                                                            -----------   ----------    ----------
                                                                                  (Dollars in thousands)
Operating activities
   Net earnings                                                            $  31,789     $  28,173     $  25,194
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Provision for loan losses                                                 2,108         1,268         3,747
     Provision for depreciation and amortization                               3,981         3,722         4,118
     Net amortization of premiums and accretion of discounts
      on investment securities                                                 1,114         2,025         2,077
     Deferred income taxes                                                       171         1,412          (450)
     Realized (gains) losses on investment securities                           (340)        1,754            71
     Originations of mortgage loans held for sale                            (33,009)      (30,046)      (93,189)
     Gains from sales of mortgage loans held for sale                           (501)         (348)       (1,281)
     Proceeds from sales of mortgage loans held for sale                      33,510        30,394        94,470
     Decrease (increase) in interest receivable                                  220        (3,969)        1,106
     Decrease (increase) in prepaid expenses                                     143           (48)       (1,126)
     Increase in accrued expenses                                              1,041           114         2,980
     Increase (decrease) in interest payable                                   1,638           470          (600)
     Other                                                                       (95)         (160)        1,118
                                                                           ---------     ---------     ---------
         Net cash provided by operating activities                            41,770        34,761        38,235
Investing activities
   Proceeds from sales of investment securities available-for-sale            39,514        82,735
   Proceeds from calls, paydowns and maturities of investment
    securities available-for-sale                                             58,798        90,212
   Purchases of investment securities available-for-sale                    (112,372)     (142,217)
   Proceeds from calls, paydowns and maturities of investment
    securities held-to-maturity                                               56,118        32,795
   Purchases of investment securities held-to-maturity                          (525)       (8,903)
   Proceeds from maturities of investment securities                                                      86,689
   Proceeds from sales and calls of investment securities                                                 17,869
   Purchases of investment securities                                                                    (87,378)
   Net decrease (increase) in interest-bearing deposits with other banks       2,470         9,366        (2,738)
   Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell                          (6,042)       24,240        28,223
   Net increase in loans and leases                                          (56,235)     (191,398)      (55,760)
   Proceeds from disposal of other real estate owned                           1,028         1,729         7,702
   Recoveries from loans and leases previously charged off                     1,202         1,113         1,308
   Cash acquired in merger with other financial institutions                   5,999
   Purchases of premises and equipment                                        (3,615)       (4,364)       (4,948)
                                                                           ---------     ---------     ---------
         Net cash used in investing activities                               (13,660)     (104,692)       (9,033)
Financing activities
   Net increase (decrease) in total deposits                                  54,765         6,778       (23,354)
   Net (decrease) increase in short-term borrowings                          (63,747)       93,984         1,967
   Proceeds from long-term borrowings                                             49
   Principal payments of long-term borrowings                                   (850)       (3,983)         (581)
   Cash dividends                                                            (13,521)      (11,809)       (9,865)
   Purchase of common stock                                                                   (388)       (2,087)
   Proceeds from exercise of stock options                                       127           151           296
                                                                           ---------     ---------     ---------
         Net cash (used in) provided by financing activities                 (23,177)       84,733       (33,624)
                                                                           ---------     ---------     ---------
         Increase (decrease) in cash and cash equivalents                      4,933        14,802        (4,422)
Cash and cash equivalents at beginning of year                               103,752        88,950        93,372
                                                                           ---------     ---------     ---------
         Cash and cash equivalents at end of year                          $ 108,685     $ 103,752     $  88,950
                                                                           =========     =========     =========
Supplemental disclosures
   Interest paid                                                           $  61,878     $  49,117     $  52,588
                                                                           =========     =========     =========
   Income taxes paid                                                       $  12,140     $   7,878     $   7,164
                                                                           =========     =========     =========
   Recognition of deferred tax (liabilities) assets attributable
    to SFAS No. 115                                                        $  (2,364)    $   1,514
                                                                           =========     =========
   Acquisition of other real estate owned through foreclosure              $     635
                                                                           =========
   Issuance of restricted stock awards                                     $      33                   $       8
                                                                           =========                   =========
   Transfer of investment securities to available-for-sale upon
    adoption of SFAS No. 115                                                             $ 272,856
                                                                                         =========

See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                COMMON                         UNREALIZED  RESTRICTED
                                                    COMMON      STOCK                RETAINED    GAINS       STOCK
                                                 STOCK SHARES   AMOUNT     SURPLUS   EARNINGS   (LOSSES)     AWARDS        TOTAL
                                                 ------------  ------      -------   --------   --------     ------        -----
                                                                    (Dollars in thousands)
Balances at December 31, 1992                      7,484,760   $ 59,878   $ 16,707   $ 91,139              $      (30)   $167,694
Net earnings                                                                           25,194                              25,194
Cash dividends declared
   (Bancorp - $0.82 per share; Highland Federal
   Savings Bank -  $0.85 per share; First Clyde
   Banc Corp - $2.00 per share)                                                        (9,865)                             (9,865)
Purchase of common stock                             (50,200)      (403)    (1,684)                                        (2,087)
Exercise of stock options,
   net of shares purchased                            10,636         85        211                                            296
Restricted stock awards                                  200          2          6                                 (8)
Employee stock awards                                    336          3         12                                             15
33.3% stock split                                  2,319,871     18,560               (18,560)
Amortization of restricted stock awards                                                                             5           5
                                                  ----------   --------   --------   --------              ----------    --------
     Balances at December 31, 1993                 9,765,603     78,125     15,252     87,908                     (33)    181,252
Adjustment to beginning balance for
   change in accounting method, net of
   income taxes of $1,960                                                                      $   3,638                    3,638
Change in unrealized gains (losses),
   net of income tax benefit of $3,474                                                            (6,350)                  (6,350)
Net earnings                                                                           28,173                              28,173
Cash dividends declared
   (Bancorp - $0.98 per share; First Clyde
   Banc Corp - $0.50 per share)                                                       (11,809)                            (11,809)
Purchase of common stock                             (10,000)       (80)      (308)                                          (388)
Exercise of stock options,
   net of shares purchased                             8,416         68         83                                            151
25.0% stock split                                  2,440,556     19,524               (19,524)
Amortization of restricted stock awards                                                                             6           6
                                                  ----------   --------   --------   --------   --------   ----------    --------
     Balances at December 31, 1994                12,204,575     97,637     15,027     84,748     (2,712)         (27)    194,673
Net earnings                                                                           31,789                              31,789
Cash dividends declared
   (Bancorp - $1.08 per share)                                                        (13,521)                            (13,521)
Shares issued in Peoples Bank and Trust
   Company merger                                    354,645      2,837       (867)     6,351                               8,321
Shares issued in Bright Financial Services, Inc.
   merger                                            442,876      3,543       (653)     5,735                               8,625
Change in unrealized gains (losses),
   net of income taxes of $2,364                                                                   4,149                    4,149
Exercise of stock options,
   net of shares purchased                            10,326         82         45                                            127
Restricted stock awards                                1,000          8         25                                (33)
Amortization of restricted stock awards                                                                            12          12
                                                  ----------   --------   --------   --------   --------   ----------    --------
     Balances at December 31, 1995                13,013,422   $104,107   $ 13,577   $115,102   $  1,437   $      (48)   $234,175
                                                  ==========   =======    ========   ========   ========   ==========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
NOTE 1 * SUMMARY OF
-------------------
SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

        Basis of presentation - The consolidated financial statements of First Financial Bancorp. (Bancorp), a bank and savings and loan holding company, principally serving western Ohio and eastern and west-central Indiana, include the accounts and operations of Bancorp and its 12 wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Interest on loans, securities and other earning assets is recognized primarily on the accrual basis. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 15 years. Core deposit intangibles are being amortized over varying periods, none of which currently exceeds 10 years.

        Investment securities - Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) on January 1, 1994. SFAS No. 115 classifies debt and equity securities in three categories: trading, held-to-maturity and available-for-sale.

        Bancorp does not hold any investment securities for trading purposes. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when Bancorp has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at aggregate fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

        The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary, are included in Investment securities gains (losses). The cost of securities sold is based on the specific identification method.

        Mortgage-backed securities - Since 1994, mortgage-backed securities have been recorded according to their classification under SFAS No. 115, as discussed above. Prior to 1994, mortgage-backed securities were stated at lower of aggregate cost or market. Aggregate cost is net of unearned discounts and premiums which are accreted or amortized into interest income using a method that approximates a level yield over the estimated remaining lives of the securities.

        Loans - Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount amortized as an adjustment to the related loan's yield. The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. This applies generally to all loans, including loans impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114). When interest accruals are suspended, interest income accrued in the current period is reversed, and interest accrued in the prior year is charged to the allowance for loan losses.

        Bancorp's subsidiaries sell certain fixed rate mortgage loans immediately after origination on a flow basis. Due to Bancorp's policy of selling loans on a flow basis, loans held for sale are not material and therefore not disclosed separately on the Consolidated Balance Sheets. Loans held for sale are carried at the lower of cost or market value.

        SFAS No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No.
122) was released in May, 1995. This statement requires that companies engaging in mortgage banking operations, that is, the selling of mortgage loans, recognize as separate assets the estimated value of rights to service mortgage loans for others. A company that acquires mortgage servicing rights either through origination or purchase of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans without mortgage servicing rights based on their relative fair values. This allocation increases the gain or decreases the loss from the sale of the mortgage loans and decreases income in the future as the mortgage servicing rights are amortized against servicing income. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Bancorp anticipates that the adoption of this statement, based on current mortgage sale levels, will not have a material impact on its consolidated financial position or earnings.

        Allowance for loan losses - The level of the allowance for loan losses is based upon management's evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level maintained is believed by management to be adequate to cover future potential losses. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged off.

        Bancorp adopted SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," in the first quarter of 1995. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a material effect on the consolidated financial statements.

        Lease financing - Bancorp principally uses the finance method of accounting for direct lease contracts. Under this method of accounting, a receivable is recorded for the total amount of lease payments due and estimated residual values. Lease income, represented by the excess of the total contract receivable plus estimated equipment residual value over the cost of the related equipment, is recorded over the terms of the leases at a level rate of return on the unrecovered net investment.

        Premises and equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred.

        Other real estate owned/in-substance foreclosures - Other real estate owned primarily represents properties acquired by Bancorp's subsidiaries through loan defaults by customers. In accordance with SFAS No. 114, a loan is classified as in-substance foreclosure when Bancorp's subsidiaries have taken possession of a collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which Bancorp's subsidiaries had not taken possession of the collateral have not been reclassified to loans due to immateriality. The property is recorded at the lower of cost or fair value less estimated costs to sell at the date acquired or when an in-substance foreclosure exists. Subsequently, the property is valued at the lower of the amount recorded when the property was placed into other real estate owned/in-substance foreclosures or fair value less estimated costs to sell based on periodic valuations performed by management. An allowance for losses on other real estate owned may be maintained for subsequent valuation adjustments on a specific property basis. Any gains or losses realized at the time of disposal are reflected in income.

        Income taxes - Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Bancorp and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate return basis, and remits to Bancorp amounts determined to be currently payable.

        Earnings per share - Earnings per share are based upon the weighted average number of common shares outstanding each year and include the effects of all mergers and stock splits, distributed in the form of stock dividends, declared through 1995. The assumed exercise of stock options would not have a materially dilutive effect.

        Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensaton," (SFAS No. 123) was released in October, 1995. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. Compensation expense is to be calculated using models that meet certain requirements described in SFAS No 123. Companies that choose not to record compensation expense for these grants must still disclose pro forma net income and earnings per share as if compensation expense had been recorded. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Bancorp is in the process of analyzing this statement and has not determined the impact that adoption will have on its consolidated financial position or earnings.

        Cash flow information - For purposes of the statement of cash flows, Bancorp considers cash and due from banks as cash and cash equivalents.

        Long-lived assets - SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was released in March, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that an asset's recorded value may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Bancorp anticipates that adoption of this statement will not have a material effect on its consolidated financial position or earnings.

        Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

NOTE 2 * RESTRICTIONS ON CASH
-----------------------------
AND DUE FROM BANK ACCOUNTS
--------------------------

        Bancorp's subsidiaries are required to maintain average reserve balances either in the form of vault cash or reserves held on deposit with the Federal Reserve Bank, Federal Home Loan Bank or in pass-through reserve accounts with correspondent banks. The average amounts of these required reserve balances for 1995 and 1994 were approximately $21,081,000 and $20,162,000, respectively.

NOTE 3 * BUSINESS COMBINATIONS
------------------------------

        On October 1, 1995, Bancorp issued 442,876 shares of its common stock in exchange for all the outstanding common stock of Bright Financial Services, Inc. (Bright Financial), Flora, Indiana. Upon consummation of the merger, Bright Financial was dissolved and its subsidiary, the $113 million Bright National Bank, became a wholly owned subsidiary of Bancorp. This merger was accounted for as an immaterial pooling-of-interests and the consolidated financial statements, including earnings per share, have not been restated for periods prior to October 1, 1995.

        On July 16, 1995, Bancorp issued 354,645 shares of its common stock in exchange for all the outstanding common stock of Peoples Bank and Trust Company, Sunman, Indiana. The merger with this $54 million bank has been accounted for as an immaterial pooling-of-interests and the consolidated financial statements, including earnings per share, have not been restated for periods prior to July 16, 1995.

        On September 11, 1995, Bancorp signed a Plan and Agreement of Merger with F&M Bancorp, Rochester, Indiana. F&M Bancorp is a one-bank holding company with the $60 million Farmers & Merchants Bank of Rochester as its only subsidiary. Upon consummation of the merger, Bancorp intends to dissolve F&M Bancorp and merge Farmers & Merchants Bank of Rochester into one of Bancorp's subsidiaries, Indiana Lawrence Bank. Subject to required shareholder and regulatory approval, this merger is expected to be consummated during the second quarter of 1996 and be accounted for using the pooling-of-interests method of accounting.





        Bancorp consummated the following business combinations in 1995, 1994 and 1993:

BUSINESS COMBINATIONS                          MERGER DATE      ASSETS      DEPOSITS  SHARES ISSUED
---------------------                         -------------     ------      --------  -------------
 Pooling-of-interests                                           (Dollars in thousands)
   Bright Financial Services, Inc.           October 1, 1995   $112,813      $ 98,251        442,876
   Peoples Bank and Trust Company            July 16, 1995       54,005        45,220        354,645
   The Clyde Savings Bank Company            June 1, 1994        68,280        60,664        287,699
   Highland Federal Savings Bank             February 1, 1994    52,173        43,599        198,386
   Union Bank & Trust Company                January 4, 1993     74,797        66,558        287,414

NOTE 4 * LEASE FINANCING
------------------------
       Leases included in the loan portfolio at December 31 were as follows:

                                          1995       1994
                                          ----       ----
                                      (Dollars in thousands)
Direct financing                   $     14,754  $    14,102
Leveraged                                 1,302        1,302
Non-recourse debt, principal
   and interest                            (936)        (936)
                                   -----------   -----------
Net rentals receivable                   15,120       14,468
Estimated residual value
   of leased assets                       4,184        4,131
Less unearned income                      2,747        2,497
                                   ------------  -----------
   Investment in leases, net       $     16,557  $    16,102
                                   ============  ===========

Direct financing lease payments receivable as of December 31, 1995 for the next five years and thereafter are as follows:

                                         DIRECT FINANCING LEASES
                                        ------------------------
                                         (Dollars in thousands)
1996                                       $      5,593
1997                                              4,343
1998                                              2,774
1999                                              1,467
2000                                                529
Thereafter                                           48

NOTE 5 * PREMISES AND EQUIPMENT
-------------------------------
Premises and equipment at December 31 were summarized as follows:

                                         1995        1994
                                         ----        -----
                                      (Dollars in thousands)
Land and land improvements         $      8,143  $     7,100
Buildings                                38,891       36,474
Furniture and fixtures                   28,423       25,961
Leasehold improvements                      387          344
Construction in progress                  2,269        2,538
                                   ------------  -----------
                                         78,113       72,417
Less accumulated depreciation
   and amortization                      38,182       34,418
                                   ------------  -----------
     Total                         $     39,931  $    37,999
                                   ============  ===========

NOTE 6 * RESTRICTIONS ON
------------------------
SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES
---------------------------------------
       Dividends paid by Bancorp are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of these subsidiaries to transfer funds to Bancorp in the form of cash dividends, loans or advances. The approval of the subsidiaries' respective primary federal regulators is required for Bancorp's subsidiaries to pay dividends in excess of regulatory limitations. As of December 31, 1995, Bancorp's subsidiaries had retained earnings of $105,303,000 of which $39,231,000 was available for distribution to Bancorp as dividends without prior regulatory approval.

NOTE 7 * FINANCIAL INSTRUMENTS
------------------------------
WITH OFF-BALANCE-SHEET RISK
---------------------------
       In the normal course of business, Bancorp offers a variety of financial instruments with off-balance-sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance-sheet derivative financial instruments (such as interest rate swaps) as defined in SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

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

       Standby letters of credit - These transactions are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. Bancorp has issued standby letters of credit aggregating $10,989,000 and $9,976,000 at December 31, 1995 and 1994,
respectively.

       Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

       Loan commitments - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include investment securities, real estate, inventory, plant or equipment. Bancorp had commitments outstanding to extend credit totaling $243,430,000 and $216,802,000 at December 31, 1995 and 1994,
respectively. Management does not anticipate any material losses as a result of these commitments.

NOTE 8 * INVESTMENT SECURITIES
------------------------------
       The net investment gain after taxes was $323,000 for the year ended December 31, 1995. There was a net investment loss after taxes of $120,000 for the year ended December 31, 1994 and a net investment gain after taxes of $392,000 for the year ended December 31, 1993. The applicable income tax effects were an expense of $17,000 in 1995 and benefits of $1,634,000 and $463,000 for 1994 and 1993, respectively.

       The carrying value of investment securities pledged to secure public deposits and for other purposes as required by law amounted to $169,522,000 at December 31, 1995.

       The following is a summary of investment securities as of December 31, 1995:

                                                                Held-to-Maturity                        Available-for-Sale
                                                      AMORTIZED    UNREALIZED      MARKET      AMORTIZED    UNREALIZED      MARKET
                                                        COST     GAINS   (LOSSES)   VALUE        COST      GAINS  (LOSSES)   VALUE
                                                      --------   -----   --------  ------      ---------   -----  --------  ------
                                                               (Dollars in thousands)                 (Dollars in thousands)
U.S. Treasury securities                                                                        $ 68,010   $  388  $ (16)  $ 68,382
Securities of U.S. government
  agencies and corporations                                                                      103,610    1,372    (78)   104,904
Mortgage-backed securities                             $ 18,060   $  699   $(104)  $18,655        93,831      489   (251)    94,069
State, county, and municipal securities                  72,778    6,380     (37)   79,121        11,195      344     (8)    11,531
Other securities                                          2,684       53      (1)    2,736        15,120      137    (91)    15,166
                                                       --------   ------   ------ --------      --------   ------  ------  --------
    Total                                              $ 93,522   $7,132   $(142) $100,512      $291,766   $2,730  $(444)  $294,052
                                                       ========   ======   ====== ========      ========   ======  ======  ========

The following is a summary of investment securities as of December 31, 1994:

                                                                Held-to-Maturity                        Available-for-Sale
                                                      AMORTIZED    UNREALIZED      MARKET      AMORTIZED    UNREALIZED      MARKET
                                                        COST     GAINS   (LOSSES)   VALUE        COST      GAINS  (LOSSES)   VALUE
                                                      ---------  -----   --------  ------      ---------   -----  --------   -----
                                                               (Dollars in thousands)                 (Dollars in thousands)
U.S. Treasury securities                                                                        $ 101,298         $  (954) $100,344
Securities of U.S. government
  agencies and corporations                                                                        63,743          (1,144)   62,599
Mortgage-backed securities                             $ 21,828   $  302 $  (769) $ 21,361         66,775  $   29  (2,429)   64,375
State, county, and municipal securities                 108,805    5,979    (360)  114,424          7,861     155     (71)    7,945
Other securities                                          4,554       42     (62)    4,534          6,960     187             7,147
                                                       --------   ------ -------  --------      ---------   ----- -------  --------
Total                                                  $135,187   $6,323 $(1,191) $140,319      $ 246,637  $  371 $(4,598) $242,410
                                                       ========   ====== =======  ========      =========   ===== =======  ========

       The carrying value of investment securities as of December 31, 1993, by category was as follows: U.S. Treasury $155,933,000, U.S. government agencies and corporations $26,416,000, mortgage-backed $114,169,000, state, county, and municipal $129,905,000, and other $12,038,000.

       During the year ended December 31, 1995, available-for-sale securities with a fair value at the date of sale of $39,220,000 were sold. The gross realized gains on such sales totaled $297,000 and the gross realized losses totaled $3,000.

       During the year ended December 31, 1994, available-for-sale securities with a fair value at the date of sale of $82,735,000 were sold. The gross realized gains on such sales totaled $3,000 and the gross realized losses totaled $1,553,000.

        During the year ended December 31, 1993, gross realized gains on investment securities totaled $12,000 and the gross realized losses totaled $83,000.

        The amortized cost and market value of investment securities, including mortgage-backed securities at December 31, 1995, by contractual maturity, are shown in the table below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Held-to-Maturity          Available-for-Sale
                                                          ------------------          ------------------
                                                          AMORTIZED     MARKET       AMORTIZED      MARKET
                                                            COST        VALUE          COST         VALUE
                                                          --------      ------        -------       ------
                                                                        (Dollars in thousands)
 Due in one year or less                                   $ 8,548     $  8,680      $ 64,924      $ 65,156
 Due after one year through five years                      38,488       41,367       110,889       112,327
 Due after five years through ten years                     24,094       26,120        19,829        20,076
 Due after ten years                                        22,392       24,345        96,124        96,493
                                                           -------     --------      --------      --------
    Total                                                  $93,522     $100,512      $291,766      $294,052
                                                           =======     ========      ========      ========

                                      39

NOTE 9 * LOANS
--------------
       Information as to nonaccrual and restructured loans at December 31 was as follows:

                                                                               1995         1994          1993
                                                                               ----         ----          ----
                                                                                    (Dollars in thousands)
                       Principal balance
                         Nonaccrual loans                                  $     2,764   $     2,412  $      4,679
                         Restructured loans                                        517         1,429           605
                                                                           -----------   -----------  ------------
                           Total                                           $     3,281   $     3,841  $      5,284
                                                                           ===========   ===========  ============
                       Interest income effect
                         Gross amount of interest that would
                           have been recorded at original rate             $       276   $       203  $        485
                         Interest included in income                               135            80           160
                                                                           -----------   -----------  ------------
                           Net impact on interest income                   $       141   $       123  $        325
                                                                           ===========   ===========  ============

       At December 31, 1995, there were no commitments outstanding to lend additional funds to borrowers with nonaccrual or restructured loans.

       The balances of other real estate acquired through loan foreclosures, in-substance foreclosures, repossessions or other workout situations, net of the related allowance, totaled $1,677,000, $2,116,000 and $3,673,000 at
December 31, 1995, 1994 and 1993, respectively.

       Changes in the allowance for loan losses for the three years ended December 31 were as follows:


                                                                               1995         1994          1993
                                                                               ----         ----          ----
                                                                                    (Dollars in thousands)
                       Balance at beginning of year                        $    18,609   $   18,380   $    17,014
                       Allowance acquired through mergers                        1,162
                       Provision for loan losses                                 2,108        1,268         3,747
                       Loans charged off                                        (2,644)      (2,152)       (3,689)
                       Recoveries                                                1,202        1,113         1,308
                                                                           -----------   -----------  -----------
                         Balance at end of year                            $    20,437  $    18,609   $    18,380
                                                                           ===========   ===========  ===========

       Bancorp did not have an allowance for other real estate owned at December 31, 1995 and 1994. At December 31, 1993, Bancorp had an allowance of $404,000 for other real estate owned.

       Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of these loans totaled $221,519,000, $186,114,000 and $173,667,000, at December 31, 1995, 1994
and 1993, respectively.

       Custodial escrow balances maintained in connection with these mortgage loans serviced were approximately $1,485,000, $1,297,000 and $1,343,000 at December 31, 1995, 1994 and 1993, respectively.

       Bancorp adopted SFAS No. 114, as amended by SFAS No. 118 in the first quarter of 1995.

       Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

       At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $889,000, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $514,000. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $1,325,000. For the year ended December 31, 1995, Bancorp recognized interest income on those impaired loans of $57,000. Bancorp recognizes income on impaired loans using the cash basis method.













NOTE 10 * INCOME TAXES
----------------------
Income tax expense consisted of the following components:

                                                                               1995         1994          1993
                                                                               ----         ----          ----
                                                                                    (Dollars in thousands)
              Current
                 Federal                                                   $    12,486   $    7,607   $     7,190
                 State                                                             994          780           729
                                                                           -----------   ----------   -----------
                    Total                                                       13,480        8,387         7,919
              Deferred expense (benefit)                                           171        1,412          (450)
                                                                           -----------   ----------   -----------
                    Income tax expense                                     $    13,651   $    9,799   $     7,469
                                                                           ===========   ==========   ===========

       The difference between the federal income tax rates, applied to income before income taxes, and the effective rates were due to the following:


                                                                               1995         1994          1993
                                                                               ----         ----          ----
                                                                                    (Dollars in thousands)
               Income taxes computed at federal statutory rate of 35%      $     15,904  $    13,290   $    11,432
               State income taxes, net of federal tax benefit                       646          507           474
               Effect of tax-exempt interest                                     (2,687)      (3,326)       (4,043)
               Other                                                               (212)        (672)         (394)
                                                                           ------------  -----------   -----------
                    Income tax expense                                     $     13,651  $     9,799   $     7,469
                                                                           ============  ===========   ===========

       At December 31, 1995, approximately $5,800,000 was included in Bancorp's retained earnings for which no provision for federal income taxes had been made. This amount represents an allocation of Bancorp's savings and loan affiliates' earnings to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create taxable income which would be subject to the then-current corporate tax rate.

       SFAS No. 109, "Accounting for Income Taxes," (SFAS No. 109) requires that deferred tax assets and liabilities be carried at the enacted tax rate. The enacted tax rate was 35% for years ended December 31, 1995, 1994 and 1993. The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 were as follows:


                                                                                 1995          1994
                                                                                 ----          ----
                                                                               (Dollars in thousands)
                       Deferred tax assets
                         Allowance for loan losses                              $ 6,091      $ 5,839
                         Other real estate owned                                    182          193
                         Postretirement benefits other
                           than pensions liability                                  939          949
                         Other                                                      196          443
                                                                                -------      -------
                           Total deferred tax assets                              7,408        7,424
                       Deferred tax liabilities
                         Tax greater than book depreciation                         536          335
                         Leasing activities                                       1,620        1,629
                         Federal Home Loan Bank stock basis difference              442          357
                         Prepaid pension asset                                       91          378
                         Deferred loan fees                                         237          105
                         Other                                                      263          230
                                                                                -------      -------
                           Total deferred tax liabilities                         3,189        3,034

                           Net deferred tax asset recognized through
                             the statement of earnings                            4,219        4,390
                           Net deferred tax (liability) asset from valuation
                             adjustments of investment securities available-for-
                             sale, recognized in equity section of balance sheet   (850)       1,514
                                                                                -------      -------
                               Total net deferred tax asset                     $ 3,369      $ 5,904
                                                                                =======      =======

       SFAS No. 109 requires that a valuation allowance be established if management has evidence that part or all of the deferred tax assets may not be realized. Management has determined that it is more likely than not that all of the deferred tax assets will be realized. Therefore, no valuation allowance is required at this time. Management examines the deferred tax assets quarterly and reassesses the need for a valuation allowance for future accounting periods.

NOTE 11 * EMPLOYEE BENEFIT PLAN
-------------------------------

        Bancorp and its subsidiaries have a non-contributory defined benefit pension plan covering substantially all employees. Benefits are based on age, years of service and the employee's compensation during a five year period of employment. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

        The following tables set forth the plan's funded status and amounts recognized in Bancorp's Consolidated Balance Sheets:

                                                                                  January 1,
                                                                               1995       1994
                                                                               ----       ----
                                                                            (Dollars in thousands)
Actuarial present value of accumulated plan benefits:

  Vested                                                                   $   15,364    $    15,597
  Nonvested                                                                     1,355            513
                                                                           ----------    -----------
     Total                                                                 $   16,719    $    16,110
                                                                            =========     ===========

                                                                                  December 31,
                                                                               1995         1994
                                                                               ----         ----
                                                                            (Dollars in thousands)
Reconciliation of funded status:
  Projected benefit obligation for service rendered to date                $   (21,883)  $   (19,989)
  Plan assets at fair value, primarily listed stocks, bonds and U.S. bonds      22,101        19,464
                                                                           -----------   -----------
     Plan assets in excess of (less than) projected benefit obligation             218          (525)
  Unrecognized net (gain) loss from past experience different from that assumed
     and effects of changes in assumptions                                        (175)        1,751
  Prior service cost not yet recognized in net periodic pension cost             2,083         2,327
  Unrecognized net asset at January 1, 1986, net of amortization                (2,103)       (2,452)
                                                                           -----------   -----------
     Net pension asset recognized in the balance sheets                    $        23   $     1,101
                                                                           ===========   ===========


The net periodic pension expense (benefit) included the following components:

                                                                                    Year ended December 31,
                                                                               1995           1994          1993
                                                                               ----           ----          ----
                                                                                 (Dollars in thousands)
   Service cost benefits earned during the period                          $     1,129   $     1,051   $      891
   Interest cost on projected benefit obligation                                 1,505         1,478        1,211
   Actual return on plan assets                                                 (4,300)          163       (1,389)
   Net amortization and deferral                                                 2,744        (2,013)        (820)
                                                                           -----------   -----------   ----------
       Net periodic pension expense (benefit)                              $     1,078   $       679   $     (107)
                                                                           ===========   ===========   ==========


                                                                                       December 31,
                                                                                     1995       1994
                                                                                     ----       ----
Assumptions used in the actuarial present value determinations of the projected benefit obligation were:

  Weighted-average discount rate used in determining projected benefit obligations   7.50%        7.50%
  Rate of increase in future compensation                                            3.50%        3.50%
  Long-term rate of return on plan assets                                            8.00%        8.00%

NOTE 12 * POSTRETIREMENT
------------------------
BENEFITS OTHER THAN PENSIONS
----------------------------
       Some Bancorp subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. Under the current policy, the health care plans are unfunded and pay medically necessary expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. Bancorp has reserved the right to change or eliminate these benefit plans.

       The following table sets forth the funded status and amounts recognized in Bancorp's Consolidated Balance Sheets:

                                                                                1995         1994
                                                                                ----         ----
                                                                            (Dollars in thousands)
Actuarial present value of accumulated benefits other than pension         $     2,297   $    2,474
Plan assets
                                                                           -----------   ----------
  Accumulated obligation in excess of plan assets                                2,297        2,474
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions                               404          170
                                                                           -----------   ----------
  Net postretirement liability recognized in the balance sheets            $     2,701  $     2,644
                                                                           ===========  ===========


Net periodic postretirement benefit cost includes the following components:




                                                                               1995         1994
                                                                               ----         ----
                                                                            (Dollars in thousands)
Interest cost on accumulated postretirement benefit obligation             $       179  $       166
Net amortization and deferral                                                                   (14)
                                                                           -----------   ----------
  Net periodic cost                                                        $       179  $       152
                                                                           ===========  ===========

       The discount rate used to determine the accumulated postretirement benefit obligation was 7.50% at December 31, 1995 and 1994. For 1995, the assumed health care cost trend rates used in determining the accumulated postretirement benefit obligation were 10.5% for the first eight years, 8.50% for the next five years and 6.50% thereafter. For 1994, the assumed trend was 10.5% for the first nine years, 8.50% for the next five years and 6.50% thereafter. If the health care cost trend rate assumptions were increased by 1.00%, the accumulated postretirement benefit obligation as of December 31, 1995 would be increased by approximately $216,000.

NOTE 13 * STOCK OPTIONS
-----------------------
       On April 28, 1992, the shareholders of Bancorp approved the 1991 Stock Incentive Plan. This plan provides incentive stock options and stock awards to certain key employees and non-qualified stock options to directors of Bancorp who are not employees for up to 605,000 common shares of Bancorp. The options are not exercisable for at least one year from the date of grant and are thereafter exercisable for such periods as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of Bancorp or its subsidiaries. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. Cancelled and expired options become available for issuance and are reflected in the "available for future grant" figure.
Bancorp makes no recognition in the financial statements of the options until such options are exercised. All options were granted at not less than the fair market value at the date of grant.

       Outstanding stock options have not been considered as common stock equivalents in the computation of earnings per share because the assumed exercise of stock options would not have a materially dilutive effect.

Activity in the plan for 1995, 1994 and 1993 is summarized as follows:

                                                            1995                        1994                      1993
                                                    NUMBER OF                   NUMBER OF                 NUMBER OF
                                                     SHARES    OPTION PRICE      SHARES    OPTION PRICE    SHARES    OPTION PRICE
                                                    ---------  ------------     --------   ------------   ---------  ------------
Outstanding at beginning of year                     139,928                     118,151                      76,908
Granted                                               13,564   $ 33.25-34.00      42,284   $ 30.60-32.40       68,584 $       25.20
Exercised                                            (24,386)  $ 21.95-33.25     (20,507)  $ 21.95-25.20      (27,341) $21.95-22.64
Cancelled                                             (2,016)  $       34.00
Expired                                               (2,016)  $       21.95
                                                     -------                     -------                     -------
   Outstanding at end of year                        125,074   $ 21.95-34.00     139,928  $ 21.95-32.40      118,151   $21.95-25.20
                                                     =======                     =======                     =======
   Exercisable at end of year                        111,510   $ 21.95-32.40      97,644  $ 21.95-25.20       49,566   $21.95-22.64
                                                     =======                     =======                     =======
   Available for future grant under
     the 1991 Stock Incentive Plan                   402,559                     412,091                     454,375
                                                     =======                     =======                     =======

                                       43

NOTE 14 * LOANS TO RELATED PARTIES
----------------------------------

        Loans to directors, executive officers, principal holders of Bancorp's common stock and certain related persons totaled $18,929,000 and $19,154,000 at December 31, 1995 and 1994, respectively.

        Activity of these loans was as follows:

                                        1995          1994
                                        ----          ----
                                      (Dollars in thousands)
Beginning balance                  $    19,154   $    18,274
Additions                                6,515         4,701
Collected                                6,740         3,821
Charged off                                  0             0
                                   -----------   -----------
  Ending balance                   $    18,929   $    19,154
                                   ===========   ===========
  Loans 90 days past due           $         0   $         0
                                   ===========   ===========

        Related parties of Bancorp, as defined above, were customers of and had transactions with subsidiaries of Bancorp in the ordinary course of business during the periods noted above. Additional transactions may be expected in the ordinary course of business in the future. All outstanding loans, commitments, financing leases, transactions in money market instruments and deposit relationships included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than a normal risk of collectibility or present other unfavorable features.

NOTE 15 * SHAREHOLDER RIGHTS PLAN
---------------------------------
        On November 26, 1993, Bancorp adopted a "shareholder rights plan" and declared a dividend of one "right" on each outstanding share of Bancorp common stock.

        Under the plan, each "right" would be distributed only on the 20th business day after any one of the following events occur: 1) A public announcement that a person or group has acquired 20 percent or more (an "acquiring person") of Bancorp's outstanding common shares, 2) The beginning of a tender offer or exchange offer that would result in a person or group owning 30 percent or more of the corporation's outstanding common shares, or 3) A declaration by the Board of Directors of a shareholder as an "adverse person." (An adverse person is a person who owns at least 10 percent of the common shares and attempts "greenmail," or is likely to cause a material adverse impact on the Bancorp - such as impairing customer relationships, harming the company's competitive position or hindering the Board's ability to effect a transaction it deems to be in the shareholders' best interest.)

        In the event of such a distribution, each "right" would entitle the holder to purchase, at an exercise price of $120, one share of common stock of the corporation. If a person or group acquires 30 percent or more of Bancorp's outstanding common shares or is declared an "adverse person" by the Board of Directors of the corporation, each "right" would entitle the holder to purchase, at an exercise price of $120, a number (to be determined under the plan) of shares of common stock of the corporation at a price equal to 50 percent of its then current market price. However, any "rights" held by an "acquiring person" or an "adverse person" could not be exercised.

        Additionally, each "right" holder would be entitled to receive common stock of any acquiring company worth two times the exercise price of the "right," should either of the following happen after a person becomes an "acquiring person": 1) Bancorp is acquired in a merger or other transaction - other than a merger which the independent directors determine to be in the best interest of Bancorp and its shareholders, or 2) 50 percent or more of Bancorp's assets or earning power is sold or transferred.

        Bancorp may redeem "rights" for $0.01 per "right" at any time prior to the 20th business day following the date when a person acquires 20 percent of the outstanding shares. Bancorp may NOT redeem the "rights" when a holder has become an "adverse person."

        The Board's adoption of this "rights" plan has no financial effect on Bancorp, is not dilutive to Bancorp shareholders, is not taxable to the corporation or its shareholders and will not change the way in which Bancorp common shares are traded. "Rights" are not exercisable until distributed; and all "rights" will expire at the close of business on December 6, 2003, unless earlier redeemed by Bancorp.

NOTE 16 * DISCLOSURES ABOUT FAIR
--------------------------------
VALUE OF FINANCIAL INSTRUMENTS
------------------------------

        The following methods and assumptions were used by Bancorp in estimating its fair value disclosures for financial instruments:

        Cash and short-term investments - The carrying amounts reported in the balance sheet for cash and short-term investments, such as interest-bearing deposits with other banks and federal funds sold, approximated the fair value of those instruments.

        Investment securities (including mortgage-backed securities) - Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments. Refer to Note 8 for further disclosure.

        Loans - For variable-rate loans that reprice frequently with no significant change in credit risk, fair values were based on carrying values. The fair values of other loans and leases, such as commercial real estate and consumer loans, were estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for similar remaining maturities. The carrying amount of accrued interest approximated its fair value.

        Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits was the amount payable on demand at the reporting date. The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date. The fair value of fixed-rate certificates of deposit was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest approximated its fair value.

        Borrowings - The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values. The fair value of long-term borrowings was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

        Commitments to extend credit and standby letters of credit - Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding and compensating balance and other covenants or requirements. Loan commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to expire without being drawn upon. The rates and terms of the commitments to extend credit and the standby letters of credit are competitive with those in Bancorp's market area. The carrying amounts are reasonable estimates of the fair value of these financial instruments. Carrying amounts which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial. Refer to Note 7 for additional information.

        Bancorp does not carry financial instruments which are held or issued for trading purposes.

        The estimated fair values of Bancorp's financial instruments at December 31 were as follows:





                                                                                     1995                     1994
                                                                          -----------------------------------------------------
                                                                           CARRYING        FAIR        CARRYING        FAIR
                                                                            VALUE          VALUE        VALUE          VALUE
                                                                          -----------------------------------------------------
                                                                                         (Dollars in thousands)
Financial assets
  Cash and short-term investments                                          $    130,369  $   130,369   $   111,904  $   111,904
  Investment securities held-to-maturity                                         93,522      100,512       135,187      140,319
  Investment securities available-for-sale                                      294,052      294,052       242,410      242,410
  Loans
     Commercial                                                                 340,942      335,377       286,635      289,151
     Real estate-construction                                                    41,845       41,650        29,273       28,881
     Real estate-mortgage                                                       788,805      761,190       746,150      732,439
     Installment, net of unearned income                                        328,461      359,679       285,108      279,868
     Credit card                                                                 15,406       15,042        15,599       15,397
     Leasing                                                                     16,557       15,642        16,102       16,848
     Less allowance for loan losses                                              20,437                     18,609
                                                                            -----------   ----------   -----------   ----------
       Net loans                                                              1,511,579    1,528,580     1,360,258    1,362,584
  Accrued interest receivable                                                    18,494       18,494        18,178       18,178

Financial liabilities
  Deposits
     Noninterest-bearing                                                        220,061      220,061       201,331      201,331
     Interest-bearing demand                                                    302,119      302,119       266,601      266,601
     Savings                                                                    359,638      359,638       374,378      374,378
     Time                                                                       903,744      895,303       745,014      734,918
                                                                            -----------   ----------   -----------   ----------
       Total deposits                                                         1,785,562    1,777,121     1,587,324    1,577,228
  Short-term borrowings                                                          58,372       58,372       123,119      123,119
  Long-term borrowings                                                            2,820        2,834
  Accrued interest payable                                                        6,125        6,125         3,672        3,672

NOTE 17 * FIRST FINANCIAL BANCORP. (PARENT
------------------------------------------
COMPANY ONLY) FINANCIAL INFORMATION
-----------------------------------


                        BALANCE SHEETS

                                                                                 December 31,
                                                                            ------------------------
                                                                               1995         1994
                                                                            ------------------------
                                                                            (Dollars in thousands)
Assets
  Cash                                                                     $     40,971  $     5,556
  Receivables from subsidiaries                                                                2,061
  Securities purchased under agreements to resell to affiliates                  15,000       30,279
  Investment in subsidiaries
     Commercial banks                                                           153,270      129,464
     Stock savings banks                                                         29,967       32,169
                                                                           ------------  -----------
       Total investment in subsidiaries                                         183,237      161,633
  Other assets                                                                      175          246
                                                                           ------------  -----------
       Total assets                                                        $    239,383  $   199,775
                                                                           ============  ===========

Liabilities
  Dividends payable                                                        $      3,904  $     3,905
  Other liabilities                                                               1,304        1,197
                                                                           ------------  -----------
       Total liabilities                                                          5,208        5,102
Shareholders' equity                                                            234,175      194,673
                                                                           ------------  -----------
       Total liabilities and shareholders' equity                          $    239,383  $   199,775
                                                                           ============  ===========

                            STATEMENTS OF EARNINGS

                                                                                   Year ended December 31,
                                                                           ----------------------------------------
                                                                                1995          1994         1993
                                                                           ----------------------------------------
                                                                                  (Dollars in thousands)
Income
  Interest income                                                          $         40  $        21   $         3
  Dividends from subsidiaries                                                    33,572       24,273        18,445
                                                                           ------------  -----------   -----------
     Total income                                                                33,612       24,294        18,448

Expenses
  Salaries and employee benefits                                                    966          863           638
  Other                                                                             608          500         1,003
                                                                           ------------  -----------   -----------
     Total expenses                                                               1,574        1,363         1,641
                                                                           ------------  -----------   -----------
     Income before income taxes and equity in undistributed
       net earnings of subsidiaries                                              32,038       22,931        16,807
Income tax (benefit) expense                                                        (95)          72          (813)
                                                                           ------------  -----------   -----------
     Income before equity in undistributed net earnings of subsidiaries          32,133       22,859        17,620
Equity in undistributed net earnings of subsidiaries                               (344)       5,314         7,574
                                                                           ------------  -----------   -----------
     Net earnings                                                          $     31,789  $    28,173   $    25,194
                                                                           ============  ===========   ===========


                            STATEMENT OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                           ----------------------------------------
                                                                                1995          1994         1993
                                                                           ----------------------------------------
                                                                                  (Dollars in thousands)
Operating activities
  Net earnings                                                             $     31,789  $    28,173   $     25,194
  Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Equity in undistributed net earnings of subsidiaries                         344       (5,314)       (7,574)
       Provision for amortization                                                    17           20          (189)
       Deferred income taxes                                                        104          (42)         (153)
       (Decrease) increase in dividends payable                                      (1)       1,400           291
       Increase (decrease) in accrued expenses                                      109           15          (400)
       Decrease (increase) in receivables                                         2,061         (572)       17,211
                                                                           ------------  -----------   -----------
         Net cash provided by operating activities                               34,423       23,680        34,380
Investing activities
  Securities purchased under agreements to resell to affiliates                  15,279       (7,702)      (22,577)
  Other                                                                             (43)         (61)          (28)
                                                                           ------------  -----------   -----------
         Net cash provided by (used in) investing activities                     15,236       (7,763)      (22,605)
Financing activities
  Cash dividends                                                                (13,521)     (11,809)       (9,865)
  Purchase of common stock                                                                      (388)       (2,087)
  Proceeds from exercise of stock options, net of shares purchased                  127          151           296
  Issuance of employee stock awards                                                                             15
  Principal payment of long-term borrowings                                        (850)
                                                                           ------------  -----------   -----------
         Net cash used in financing activities                                  (14,244)     (12,046)      (11,641)
                                                                           ------------  -----------   -----------
         Increase in cash                                                        35,415        3,871           134
Cash at beginning of year                                                         5,556        1,685         1,551
                                                                           ------------  -----------   -----------
         Cash at end of year                                               $     40,971  $     5,556   $     1,685
                                                                           ============  ===========   ===========


REPORT OF ERNST & YOUNG LLP,
----------------------------
INDEPENDENT AUDITORS
--------------------

        The Board of Directors and Shareholders
        First Financial Bancorp.

        We have audited the accompanying consolidated balance sheets of First Financial Bancorp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bancorp. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 1994 First Financial Bancorp. and subsidiaries changed their method of accounting for investment securities.

Ernst & Young LLP

Cincinnati, Ohio
January 16, 1996

                  QUARTERLY FINANCIAL AND COMMON STOCK DATA(1)

                                                                              (Unaudited)
                                                                            Three months ended
                                                         ------------------------------------------------------
                                                           MARCH 31        JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                         ------------------------------------------------------
                                                                (Dollars in thousands, except per share data)
     1995
       Interest income                                    $    36,162  $    37,144   $   38,860   $    41,685
       Interest expense                                        14,495       15,476       16,152        17,393
                                                          -----------  -----------   ----------   -----------
         Net interest income                                   21,667       21,668       22,708        24,292
       Provision for loan losses                                  393          226          532           957
       Noninterest income
         Investment securities gains                               13          238           49            40
         All other                                              4,860        5,026        5,042         5,290
       Noninterest expenses                                    15,661       15,575       15,559        16,550
                                                          -----------  -----------   ----------   -----------
         Income before income taxes                            10,486       11,131       11,708        12,115
       Income tax expense                                       3,117        3,142        3,591         3,801
                                                          -----------  -----------   ----------   -----------
         Net earnings                                     $     7,369  $     7,989   $    8,117   $     8,314
                                                          ===========  ===========   ==========   ===========
       Per share
         Net earnings                                     $      0.60  $      0.66   $     0.65   $      0.64
                                                          ===========  ===========   ==========   ===========
         Cash dividends paid                              $      0.32  $      0.26   $     0.26   $      0.26
                                                          ===========  ===========   ==========   ===========
         Market price
           High bid                                       $     34.75  $     34.50   $    35.50   $     35.25
                                                          ===========  ===========   ==========   ===========
           Low bid                                        $     32.50  $     33.00   $    33.00   $     33.00
                                                          ===========  ===========   ==========   ===========

     1994
       Interest income                                    $    31,735  $    32,539   $   33,913   $    35,317
       Interest expense                                        11,653       11,762       12,685        13,487
                                                          -----------  -----------   ----------   -----------
         Net interest income                                   20,082       20,777       21,228        21,830
       Provision for loan losses                                  169          190          298           611
       Noninterest income
         Investment securities gains (losses)                       6         (104)        (520)       (1,136)
         All other                                              5,098        4,822        4,721         4,575
       Noninterest expenses                                    15,389       15,339       15,516        15,895
                                                          -----------  -----------   ----------   -----------
         Income before income taxes                             9,628        9,966        9,615         8,763
       Income tax expense                                       2,626        2,472        2,454         2,247
                                                          -----------  -----------   ----------   -----------
         Net earnings                                     $     7,002  $     7,494   $    7,161   $     6,516
                                                          ===========  ===========   ==========   ===========
       Per share
         Net earnings                                     $      0.57  $      0.61   $     0.59   $      0.54
                                                          ===========  ===========   ==========   ===========
         Cash dividends paid                              $      0.22  $      0.22   $     0.22   $      0.22
                                                          ===========  ===========   ==========   ===========
         Market price
           High bid                                       $     39.80  $     31.60   $    32.20   $     33.75
                                                          ===========  ===========   ==========   ===========
           Low bid                                        $     29.20  $     30.00   $    30.20   $     29.50
                                                          ===========  ===========   ==========   ===========

The stock of First Financial Bancorp. is listed with the National Association of Securities Dealers, Inc. (NASDAQ), under the symbol
FFBC.

(1) All financial information for 1994 has been restated to reflect (a) the merger of Highland Federal Savings Bank into Home
Federal Bank, A Federal Savings Bank on February 1, 1994; (b) the merger with First Clyde Banc Corp on June 1, 1994; and (c) a five-for-four stock split distributed in the form of a 25.0 percent stock dividend on December 1, 1994. Both mergers were accounted for as a pooling-of-interests.


    (3)   Exhibits:

          Exhibit
          Number
          -------
          (3)a*           Articles of Incorporation

          (3)b*           Restated Code of Regulations, revised April 27, 1993 and incorporated herein by reference to Exhibit
                          (3)b to Form 10-K for the year ended December 31, 1993.

          (10)*           First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

          (11)            Computation of Consolidated Net Earnings Per Share for the Year Ended December 31, 1995, 1994 and 1993.

          (13)            Registrant's annual report to security holders for the year ended December 31, 1995.

          (22)            First Financial Bancorp. Subsidiaries.

          (23)            Consent of Ernst & Young LLP, Independent Auditors.

          (27)            Financial Data Schedule



(b) Reports on Form 8-K:

    During the fourth quarter of the year ended December 31, 1995, the registrant did not file any reports on Form 8-K.





--------------------------------------------------------------------------------
*COPIES OF THIS EXHIBIT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. SHAREHOLDERS MAY OBTAIN A COPY OF ANY EXHIBIT, UPON PAYMENT OF REPRODUCTION COSTS, BY WRITING JOSEPH M. GALLINA, COMPTROLLER, FIRST FINANCIAL BANCORP, 2 NORTH MAIN STREET, MIDDLETOWN, OHIO, 45042.