Form 10-K405
period 1995-12-31
FIRST FINANCIAL BANCORP /OH/
filed 1996-03-28
CIK 708955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended Dec. 31, 1995  Commission File Number 0-14773

                        NATIONAL BANCSHARES CORPORATION

                 Ohio                                  34-1518564
        State of incorporation                         I.R.S. Employer
                                                       Identification No.

                 112 West Market Street, Orrville, Ohio   44667
                     Address of principal executive offices

Registrant's telephone number: (330) 682-1010

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $10.00 Par Value
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  .    No      .
                                              -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $32,505,611.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996.
                    Common Stock, $10.00 Par Value:  915,651

Documents Incorporated by Reference:

- Portions of the registrant's Proxy Statement dated March 29,1996 and previously filed March 26, 1996, are incorporated by reference into Part III.
- Portions of the registrant's Annual Report to Shareholders, December 31, 1995 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index                                         Page
  Part I
    Item 1 - Business
      Description of Business                                           4
      Financial Ratios - Note 1                                         A23
      Daily Average Balance Sheets, Interest and Rates - Note 1         A22
      Volume and Rate Variance Analysis                                 5
      Rate Sensitivity Analysis                                         6
      Investment Portfolio                                              7
      Loan Portfolio                                                    8
      Summary of Loan Loss Experience                                   9
      Deposits                                                          10
    Item 2 - Properties                                                 4
    Item 3 - Legal Proceedings                                          4
    Item 4 - Submission of Matters to a Vote of Security Holders  - None

  Part II
    Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters - Note 1                   A9
    Item 6 - Selected Financial Data - Note 1                           A1
    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operation - Note 1                A2-7
    Item 8 - Financial Statements - Note 1                              A10-21
    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure - None

  Part III
    Item 10- Directors of the Registrant - Note 2                       B3
             Executive Officers of the Registrant                       4
    Item 11- Executive Compensation - Note 2                            B5
    Item 12- Security Ownership of Certain Beneficial
             Owners and Management - Note 2                             B3
    Item 13- Certain Relationships and Related Transactions Note 2      B7

  Part IV
    Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K
      Report of Deloitte & Touche, Independent Auditors                 A21
      Financial Statements: - Note 1
        Consolidated Balance Sheets as of December 31,
          1995 and 1994                                                 A10
        Consolidated Statements of Income for the Years Ended
          December 31, 1995, 1994 and 1993                              A11
        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1995, 1994 and 1993                        A13
        Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1995,
          1994 and 1993                                                 A12
        Notes to Financial Statements - Note 1                          A14-21
      Reports on Form 8-K filed in fourth quarter of 1995: None
      Exhibit Table                                                     12
  Signatures                                                            11

Appendix A - National Bancshares 1995 Annual Report to                  A
                 Shareholders

Note 1 - Incorporated by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1995 -- Appendix A

Note 2 - Incorporated by reference from the registrant's proxy statement dated March 29, 1996 previously filed with the SEC on March 26, 1996

Item 1 - Business:
National Bancshares Corporation (the "Company"), incorporated in 1985, is a one bank holding company for First National Bank, Orrville, Ohio (the "Bank"). The formation was approved by shareholders on April 24, 1986 and consummated on June 2, 1986. The Bank offers a full line of services usually found in any commercial bank operation, including checking accounts, savings accounts, certificates of deposit, personal loans, loans to business and industry, installment loans, safety deposit boxes and credit cards. The Bank does not have trust powers and, therefore, does not offer trust services. The Bank operates nine full service offices and one limited service office in a market area comprising most of Wayne County, portions of western Stark County, northeastern Holmes County and southern Medina County. There are approximately 17 other banking and thrift organizations in the immediate market area. No major elimination of services presently offered is anticipated in the immediate future.

The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. It is subject to supervision, examination and regulation by the Comptroller of the Currency. The Company is also subject to supervision, examination and regulation by the Federal Reserve System. Management is not currently aware of any regulatory recommendations which if were to be implemented would have a material effect on the registrant.

Item 2 - Properties:
The headquarters of the Company and the Bank are located in Orrville, Ohio.
The Bank has a total of ten banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility.

Item 3 - Legal Proceedings
There were no legal proceedings other than ordinary routine litigation incidental to business during 1995.

Item 10 - Executive Officers
The Executive Officers of the Company are as follows:

Name                    Age     Position
Charles J. Dolezal      43      President
                                President of First National Bank

Michael D. Hofstetter   43      Sr. Vice President & Secretary-Treasurer
                                Sr. Vice President & Controller of
                                First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the Bank during the past 5 years. Mr. Hofstetter was appointed Sr. Vice President and Secretary-Treasurer of the Company on January 1, 1990 and has been an executive officer of the Bank during the past 5 years.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances.

(Dollars in thousands)                 1995 versus 1994                   1994 versus 1993
                                     Increase (Decreases)               Increase (Decreases)
                                       Due to Changes In                  Due to Changes In
                                   ---------------------------        --------------------------
                                                        Net                               Net
                                   Volume      Rate     Change        Volume     Rate     Change
                                   ---------------------------        --------------------------
Interest Income
 Investment securities:
  Taxable                            $61       $65       $126          $310    ($373)      ($63)
  Nontaxable                         (20)      (24)       (44)           85      (31)        54
  (tax equivalent basis)*
 Federal funds sold                   91       135        226           (81)      98         17
 Loans (including
  nonaccrual loans)                  823       700      1,523           259     (116)       143
                                   ---------------------------        --------------------------

   Total interest Income
   (tax equivalent basis)*          $955      $876     $1,831          $573    ($422)      $151
                                   ===========================        ==========================

Interest Expense
 Deposits
  Interest bearing checking          $61       $86       $147           $34     ($29)        $5
  Savings                            (74)        1        (73)          114     (133)       (19)
  Time, $100,000
   and over                           90       107        197            (4)      47         43
  Time, other                        236       413        649           (74)     (36)      (110)
 Other funds purchased                84        63        147           (13)      20          7
                                   ---------------------------        --------------------------
   Total interest
    expense                         $397      $670     $1,067           $57    ($131)      ($74)
                                   ===========================        ==========================

Changes in net
 interest income (tax
 equivalent basis)*                 $558      $206       $764          $516    ($291)      $225
                                   ===========================        ==========================


* Tax equivalence based on highest statutory tax rates of 34%.

RATE SENSITIVITY ANALYSIS

The following table summarizes the repricing opportunities of interest bearing assets and liabilities

Gap Report
December 31, 1995
(Millions of dollars)
                                3 Months         6 Months         12 Months         1-5 Years         5+ Years
                             Period   Accum.   Period  Accum.   Period   Accum.   Period  Accum.    Period   Accum.
Rate sensitive assets:
 Fed funds sold               $9.3     $9.3     $0.0    $9.3     $0.0     $9.3     $0.0     $9.3     $0.0     $9.3
 Securities                    1.5      1.5      4.2     5.7      8.8     14.5     40.2     54.7     23.8     78.5
 Net loans                    24.1     24.1      8.6    32.7     18.2     50.9     19.5     70.4      5.6       76
                             -------------------------------------------------------------------------------------
TOTAL                        $34.9    $34.9    $12.8   $47.7    $27.0    $74.7    $59.7   $134.4    $29.4   $163.8
                             =====================================================================================

Rate sensitive
 liabilities:
  Checking (1)               $33.4    $33.4     $0.0   $33.4     $0.0    $33.4     $0.0   $33.4      $0.0    $33.4
  Savings (2)                  0.0      0.0      0.0     0.0      0.0      0.0     39.8    39.8       0.0     39.8
  Time                        18.7     18.7      8.1    26.8      8.7     35.5     13.1    48.6       0.1     48.7
  Money market borrow          3.3      3.3      0.0     3.3      0.0      3.3      0.0     3.3       0.0      3.3
  TT&L note account            0.4      0.4      0.0     0.4      0.0      0.4      0.0     0.4       0.0      0.4
                             -------------------------------------------------------------------------------------
TOTAL                        $55.8    $55.8     $8.1   $63.9     $8.7    $72.6    $52.9  $125.5      $0.1   $125.6
                             =====================================================================================



Rate sensitivity gap         -$20.9   -$20.9     $4.7  -$16.2    $18.3     $2.1     $6.8    $8.9     $29.3    $38.2

Gap percentage                  63%      63%     158%     75%     310%     103%     113%    107%    29400%     130%


Gap/total assets               -12%     -12%       3%     -9%      10%       1%       4%      5%       17%      22%

Gap/capital                    -89%     -89%      20%    -69%      78%       9%      29%     38%      125%     163%


(1) Checking includes NOW and MMDA
(2) Savings includes passbook and statement savings which do not have a preset repricing date and have been included in the 1-5 years due to the relative interest rate insensitivity.

The potential impact on the net interest margin from modestly rising interest would be relatively insignificant due to the short duration of mismatch within the first 12 months. If interest rates were to immediately increase by 200 basis points, this could cause an increase interest expense greater than interest income. The potential impact would equate to lowering the current net interest income by approximately 2.7% over the first 12 months.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company's investment securities held are summarized in the Annual Report to Shareholders (Appendix A, Page 15,
Note 3). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) at December 31, 1995 are as follows:


INVESTMENT PORTFOLIO

December 31, 1995
(Dollars in thousands)

                                Total               0 to 1 Year             1 to 5 Years          5 Years and Over
                         Amount         Yield      Amount      Yield       Amount      Yield       Amount      Yield
US Treasury              $ 22,054         7.3%  $   6,906        7.9%   $ 13,171         6.9%  $   1,977         8.1%
US Agencies                11,291         7.3%      1,566        9.4%      5,795         6.8%      3,930         7.2%
State & political
 subdivisions              17,171         9.2%        380       14.4%      4,531         8.8%     12,260         9.2%
Other securities           28,171         7.1%      5,586        7.0%     16,682         7.3%      5,903         6.7%
                         --------------------------------------------------------------------------------------------
TOTAL                     $78,687         7.6%   $ 14,438        7.9%   $ 40,179         7.3%    $24,070         8.2%
                         ============================================================================================

$2.8 million of investment securities have a remaining maturity more than 10 years. There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders' equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances are included in the Annual Report to Shareholders (Appendix A, Page 16, Note 4).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1995.

 Types of Loans                       0 to 1 Year   1 to 5 Years     5 and Over Years       Total
 (Dollars in Thousands)
 Commercial                                $8,927         $1,488                 $212     $10,627
 Real Estate Construction                    $771           $273                 $199      $1,243

 Above loans due beyond 1 year
 with:
 Predetermined interest rates                                                                $565
 Adjustable interest rates                                                                 $1,607

NONACCRUAL AND PAST DUE LOANS
Generally, recognition of interest income is discontinued where reasonable doubt exists as to the collectability of the interest. Income from nonaccrual loans is recorded when received. The difference between interest income recognized on such loans and income that would have been recognized at original contractual rates is immaterial. The bank generally places loans on a non-accrual status when a default of principal or interest has existed for 90 days or more. The bank generally does not renegotiate loans due to deterioration in the financial position of the borrower. The amounts of renegotiated loans are not considered material.

 (Dollars in Thousands)              12/31/95    12/31/94

 90 Days Past Due and Accruing           $138         $59
 Nonaccruing Loans                        $68        $111

POTENTIAL LOAN PROBLEMS
Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management and include in the above nonaccrual and past due loan totals. The amount shown below is the outstanding loan balance which has not been reduced by collateral values.

 (Dollars in Thousands)     12/31/95    12/31/94
 Loss                             $0          $0
 Doubtful                         80         104
 Substandard                     623         750
 OAEM                          1,036         957
 Watch                             9           7
                            --------------------
 Total                        $1,748      $1,818
                            ====================

LOAN CONCENTRATIONS
Due to the nature of our market area, it is management's opinion that there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in the Annual Report to Shareholders (Appendix A, Page 16, Note 4).

SUMMARY OF LOAN LOSS EXPERIENCE
The determination of the balance of the allowance for loan losses historically has been based on an overall analysis of the loan portfolio and reflects an amount, which, in management's judgment, is adequate to provide for potential loan losses. This analysis considers, among other things, the Company's loan loss experience, present and potential risks of the loan portfolio and general economic conditions. In addition, management considers the examinations of the loan portfolio by federal regulatory agencies and internal reviews and evaluations. The Company's allocation of the allowance for loan losses by category represents only an estimate for each category of loans based upon a detailed review of the loan portfolio by management.

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES
(Dollars in Thousands)                       1995            1994

Balance at the beginning of period           $891            $606
Loans charged off:
 Commercial & industrial                        3              20
 Real estate                                    0              15
 Consumer                                      38              14
                                           ----------------------
Total loans charged off                        41              49
                                           ----------------------

Recoveries of loans charged off:
 Commercial & industrial                        0              30
 Real estate                                    3              18
 Consumer                                      13             106
                                           ----------------------
Total recoveries                               16             154
                                           ----------------------
Net loans charged off                          25            -105
                                           ----------------------
Provision charged to
 operating expense                            180             180
                                           ----------------------
Balance at end of period                   $1,046            $891
                                           ======================

Net charge-offs to
 average loans                               0.03           -0.18
                                           ======================


DISTRIBUTION OF ALLOWANCE FOR


LOAN LOSSES BY CATEGORY
(Dollars in thousands)          December 31, 1995      December 31, 1994

                                            % of                   % of
                                Amount  Total Loans    Amount  Total Loans

Commercial & industrial           $113         17%        $97        16%
Real estate construction             0          2%          0         1%
Real estate mortgages               10         61%          5        69%
Consumer loans                      20         20%         10        14%
Unallocated                        903         N/A        779       N/A
                                ----------------------------------------
TOTAL                           $1,046        100%       $891       100%
                                ========================================

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1995, 1994 and 1993 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 22).

The summary of maturities of time deposits of $100,000 or more is included in the Annual Report to Shareholders (Appendix A, Page 17, Note 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NATIONAL BANCSHARES CORPORATION




DATE:           3-19-96         /s/ Charles J. Dolezal
          -----------------     -------------------------------------------
                                Charles J. Dolezal, President


DATE:           3-19-96         /s/ Michael D. Hofstetter
          -----------------     -------------------------------------------
                                Michael D. Hofstetter, Secretary-Treasurer
                                (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE:           3-19-96         /s/ Charles J. Dolezal
          -----------------     -------------------------------------------
                                Charles J. Dolezal, Chairman


DATE:           3-19-96         /s/ James F. Woolley
          -----------------     -------------------------------------------
                                James F. Woolley, Director


DATE:           3-19-96         /s/ James L. Gerber
          -----------------     -------------------------------------------
                                James L. Gerber, Director


DATE:           3-19-96         /s/ John E. Sprunger
          -----------------     -------------------------------------------
                                John E. Sprunger, Director


DATE:           3-19-96         /s/ Sara E. Balzarini
          -----------------     -------------------------------------------
                                Sara  E. Balzarini, Director


DATE:           3-19-96         /s/ John W. Kropf
          -----------------     -------------------------------------------
                                John W. Kropf, Director

EXHIBIT INDEX


 Exhibit No.                                                                  If incorporated by Reference,
 Under Reg.         Form 10-K                                                 Documents with Which Exhibit
 S-K, Item 601      Exhibit No.      Description of Exhibits                  was Previously Filed with SEC
 (3)(i)                              Amended Articles of Incorporation        Registration Statement S-4 filed
                                                                              3/31/86 File No. 33-03711
 (3)(ii)                             Code of Regulations                      Registration Statement S-4 filed
                                                                              3/31/86 File No. 33-03711
 (11)               A18              Computation of Earnings per Share        Incorporated by reference

 (12)               A18              Computation of Ratios                    Incorporated by reference
 (13)               A                1995 Annual Report to Shareholders       Incorporated by reference
 (21)               A1               Subsidiaries of the registrant           Incorporated by reference
 (23)                                Consent of Deloitte & Touche, L.L.P.
 (27)                                Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.