Form 10-Q
period 1996-03-31
FIRST FINANCIAL BANCORP /OH/
filed 1996-05-10
CIK 708955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1996
                              ------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ------------------
Commission file number 0-12379
                       -------


                            FIRST FINANCIAL BANCORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                                31-1042001
- -------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   300 High Street, Hamilton, Ohio                                  45011
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
                                                   -------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes X   No
                                                            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at May 1, 1996
- -----------------------------                     --------------------------
Common stock, $8.00 par value                               13,388,384

                            FIRST FINANCIAL BANCORP.

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------
 Part I-Financial Information

                  Consolidated Balance Sheets -
                   March 31, 1996 and December 31, 1995                                                       1

                  Consolidated Statements of Earnings -
                   Three Months Ended
                   March 31, 1996 and 1995                                                                    2

                  Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1996 and 1995                                                 3

                  Notes to Consolidated Financial Statements                                                  5

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                              7


 Part II-Other Information

                  Item 5  Other Information                                                                   12

                  Item 6  Exhibits and Reports on Form 8-K                                                    14


 Signatures                                                                                                   15




                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        March 31,   December 31,
ASSETS                                                    1996           1995
                                                      ------------  ------------
Cash and due from banks                                $   95,773   $  108,685
Interest-bearing deposits with other banks                  8,431        6,882
Federal funds sold and securities purchased
  under agreements to resell                                6,869       14,802
Investment securities held-to-maturity, at cost
  (market value - $94,346 at March 31, 1996 and
   $100,512 at December 31, 1995)                          88,206       93,522
Investment securities available-for-sale,
  at market value (cost of $270,461 at March 31, 1996
  and $291,766 at December 31, 1995)                      271,570      294,052
Loans
  Commercial                                              347,596      340,942
  Real estate-construction                                 38,103       41,845
  Real estate-mortgage                                    789,131      788,805
  Installment                                             333,918      329,034
  Credit card                                              13,521       15,406
  Lease financing                                          15,848       16,557
                                                       ----------   ----------
      Total loans                                       1,538,117    1,532,589
  Less
    Unearned income                                           665          573
    Allowance for loan losses                              20,659       20,437
                                                       ----------   ----------
      Net loans                                         1,516,793    1,511,579
Premises and equipment                                     40,074       39,931
Deferred income taxes                                       3,774        3,369
Accrued interest and other assets                          39,292       30,553
                                                       ----------   ----------
      TOTAL ASSETS                                     $2,070,782   $2,103,375
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  205,837   $  220,061
  Interest-bearing                                      1,560,319    1,565,501
                                                       ----------   ----------
      Total deposits                                    1,766,156    1,785,562
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         33,042       49,483
  Other                                                     3,869        8,889
                                                       ----------   ----------
      Total short-term borrowings                          36,911       58,372
Long-term borrowings                                        3,558        2,820
Accrued interest and other liabilities                     26,727       22,446
                                                       ----------   ----------
         TOTAL LIABILITIES                              1,833,352    1,869,200
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 13,022,970 in 1996 and 13,013,422 in 1995      104,184      104,107
Surplus                                                    13,793       13,577
Retained earnings                                         119,021      115,102
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes            695        1,437
Restricted stock awards                                      (263)         (48)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY                          237,430      234,175
                                                       ----------   ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,070,782   $2,103,375
                                                       ==========   ==========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                  Three months ended
                                                                       March 31,
                                                                 --------------------
                                                                    1996       1995
                                                                 ---------  ---------
INTEREST INCOME
  Loans, including fees                                          $  34,475  $  29,988
  Investment securities
    Taxable                                                          4,710      3,998
    Tax-exempt                                                       1,486      2,083
                                                                 ---------  ---------
      Total investment interest                                      6,196      6,081
  Interest-bearing deposits with
    other banks                                                        118         75
  Federal funds sold and securities
    purchased under agreements to resell                               148         18
                                                                 ---------  ---------
      TOTAL INTEREST INCOME                                         40,937     36,162
INTEREST EXPENSE
  Deposits                                                          16,198     13,035
  Short-term borrowings                                                557      1,460
  Long-term borrowings                                                  52          0
                                                                 ---------  ---------
      Total interest expense                                        16,807     14,495
                                                                 ---------  ---------
      NET INTEREST INCOME                                           24,130     21,667
  Provision for loan losses                                            606        393
                                                                 ---------  ---------
      Net interest income after
        provision for loan losses                                   23,524     21,274
NONINTEREST INCOME
  Service charges on deposit accounts                                2,183      2,022
  Trust income                                                       2,086      1,894
  Investment securities gains                                            0         13
  Other                                                                988        944
                                                                 ---------  ---------
     Total noninterest income                                        5,257      4,873
NONINTEREST EXPENSES
  Salaries and employee benefits                                     9,146      8,076
  Net occupancy expenses                                             1,215      1,081
  Furniture and equipment expenses                                     931        806
  Data processing expenses                                           1,169      1,317
  Deposit insurance expense                                            211        886
  State taxes                                                          416        400
  Other                                                              4,040      3,095
                                                                 ---------  ---------
     TOTAL NONINTEREST EXPENSES                                     17,128     15,661
                                                                 ---------  ---------
Income before income taxes                                          11,653     10,486
Income tax expense                                                   3,827      3,117
                                                                 ---------  ---------
     NET EARNINGS                                                $   7,826  $   7,369
                                                                 =========  =========

Net earnings per common share                                    $    0.60  $    0.60
                                                                 =========  =========

Cash dividends declared per share                                $    0.30  $    0.26
                                                                 =========  =========

Average shares outstanding                                      13,019,885 12,206,529
                                                                ========== ==========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                               1996         1995
                                                           -----------  ---------
OPERATING ACTIVITIES
  Net earnings                                             $  7,826     $  7,369
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                   606          393
    Provision for depreciation and amortization                 964          921
    Net amortization of investment security
      premiums and accretion of discounts                       156          400
    Realized investment security gains                            0          (13)
    Originations of mortgage loans held for sale            (10,226)      (1,760)
    Gains from sales of mortgage loans held for sale           (160)         (24)
    Proceeds from sale of mortgage loans held for sale       10,386        1,784
    Deferred income taxes                                        31            0
    Decrease in interest receivable                             489          771
    Increase in cash surrender value of life insurance       (7,990)           0
    Increase in prepaid expenses                               (646)      (1,785)
    Increase in accrued expenses                              3,482        2,680
    (Decrease) increase in interest payable                     (90)       1,187
    Other                                                       (43)      (1,008)
                                                          ----------   ----------
      Net cash provided by operating activities               4,785       10,915

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
           available-for-sale                                     0       18,224
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                56,776       23,227
  Purchases of investment securities available-for-sale     (35,470)      (7,280)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                   5,969       14,375
  Purchases of investment securities held-to-maturity          (650)         (15)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                        (1,549)       3,538
  Net decrease (increase) in federal funds sold and
     securities purchased under agreements to resell          7,933         (101)
  Net increase in loans and leases                           (6,016)     (31,744)
  Recoveries from loans and leases previously charged off       226          269
  Proceeds from disposal of other real estate owned              28          541
  Purchases of premises and equipment                          (975)        (500)
                                                          ----------   ----------
      Net cash provided by investing activities              26,272       20,534

FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                 (19,406)       3,371
  Net decrease in short-term borrowings                     (21,461)     (42,717)
  Increase in long-term borrowings                              738            0
  Cash dividends declared                                    (3,907)      (3,174)
  Proceeds from exercise of stock options, net of shares
     purchased                                                   67           53
                                                          ---------    ---------
      Net cash used in financing activities                 (43,969)     (42,467)
                                                          ---------    ---------
         DECREASE IN CASH AND CASH EQUIVALENTS              (12,912)     (11,018)
 Cash and cash equivalents at beginning of period           108,685      103,752
                                                          ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 95,773     $ 92,734
                                                          =========    =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                  March 31,
                                                          ----------------------
                                                               1996         1995
                                                          ----------   ---------
Supplemental disclosures
  Interest paid                                            $ 16,897     $ 13,308
                                                          ==========   =========
  Income taxes paid                                        $    332     $     85
                                                          ==========   =========
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115               $    436     $  1,321
                                                          ==========   =========
  Acquisition of other real estate owned through
      foreclosure                                          $     10     $    101
                                                          ==========   =========
  Issuance of restricted stock awards                      $    226     $     33
                                                          ==========   =========



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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company and Bright National Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which currently exceeds 15 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

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

NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off- balance-sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance-sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 1996, Bancorp had issued standby letters of credit aggregating $13,528,000 compared to $10,989,000 issued as of December 31, 1995. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $250,535,000 at March 31, 1996 and $243,430,000 at December 31, 1995. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  SUBSEQUENT EVENTS
On April 1, 1996 Bancorp issued 363,373 shares of its common stock in exchange for all the outstanding common stock of F&M Bancorp (F&M) of Rochester, Indiana. Upon consummation of the merger, F&M was merged out of existence and Farmers & Merchant's Bank of Rochester, F&M's only subsidiary, was merged with and into Indiana Lawrence Bank (Indiana Lawrence), a wholly owned subsidiary of Bancorp. Farmers & Merchants Bank of Rochester's offices became branches of Indiana Lawrence, the surviving entity. This merger was accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, will not be restated for periods prior to April 1, 1996.

NOTE 4:  ACCOUNTING CHANGES
In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122 on accounting for mortgage servicing rights, which Bancorp adopted effective January 1, 1996. The financial impact of adopting this statement was immaterial.

Bancorp is required to adopt SFAS No. 123 "Accounting for Stock-based Compensation" by December 31, 1996. Bancorp is in the process of analyzing this statement and does not anticipate the impact of adoption will have a material effect on its consolidated financial position or earnings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                               1996                               1995
                                            ----------    -------------------------------------------------
                                              Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (Dollars in thousands)

Net Earnings                                $    7,826    $    8,314    $    8,117   $    7,989   $    7,369
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 1,528,462     1,526,017     1,449,366    1,418,520    1,394,024
  Investment securities                        373,359       381,238       332,720      321,336      347,172
  Other earning assets                          18,482        28,359        13,269        4,084        7,056
                                            ----------    ----------    ----------   ----------   ----------
    Total Earning Assets                     1,920,303     1,935,614     1,795,355    1,743,940    1,748,252
  Total assets                               2,059,649     2,070,338     1,923,339    1,868,384    1,871,532
  Deposits                                   1,749,361     1,757,020     1,618,998    1,573,997    1,551,899
  Shareholders' equity                         236,539       232,471       216,164      203,469      197,050
Key Ratios:
  Average equity to average total assets        11.48%        11.23%        11.24%       10.89%       10.53%
  Return on average total assets                 1.52%         1.61%         1.69%        1.71%        1.57%
  Return on average equity                      13.23%        14.31%        15.02%       15.71%       14.96%
  Net interest margin (fully tax equivalent)     5.21%         5.22%         5.28%        5.22%        5.23%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has gradually declined over the periods presented as a result of a decline in tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $2,138,000 over the first quarter of 1995. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the first quarter of 1996. Increased calls and maturities of tax-exempt securities contributed to the gradual decrease of the tax equivalent adjustment to interest income.

                                                                       Quarter Ended
                                                 1996                               1995
                                              ----------    -------------------------------------------------
                                                Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                              ----------    ----------    ----------   ----------   ---------
                                                                    (Dollars in thousands)

Interest income                                $40,937      $41,685       $38,860      $37,144      $36,162
Interest expense                                16,807       17,393        16,152       15,476       14,495
                                               -------      -------       -------      -------      -------
  Net interest income                           24,130       24,292        22,708       21,668       21,667
Tax equivalent adjustment to interest income       866          976         1,008        1,111        1,191
                                               -------      -------       -------      -------      -------
Net interest income (fully tax equivalent)     $24,996      $25,268       $23,716      $22,779      $22,858
                                               =======      =======       =======      =======      =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, increases in rates had a significant impact on both interest income and interest expense for the three month period ended March 31, 1996 in comparison to 1995. The increase in rates had slightly more impact on interest income than interest expense. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                                                   Three Months
                                                      Ended         Change Due To:
                                                   Mar. 31, 1996    ----------------
                                                     Over 1995      Rate      Volume
                                                     ---------      ----      ------
                                                           (Dollars in thousands)
                            Interest income          $  4,775     $  1,133   $  3,642
                            Interest expense            2,312        1,092      1,220
                                                     --------     --------   --------
                            Net interest income      $  2,463     $     41   $  2,422
                                                     ========     ========   ========

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 1996 was $7,816,000 which was an increase of $479,000 or 6.53% over that reported in the same period in 1995. This increase in net operating income can be primarily attributed to an increase in net interest income of $2,463,000 or 11.4%. Noninterest income, excluding securities transactions, for the first three months of 1996 increased 8.17% in comparison to the same period in 1995. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 9.37%.

INCOME TAXES
For the first three months of 1996, income tax expense was $3,827,000 compared to $3,117,000 for the same period in 1995, or an increase of $710,000. In 1996, $3,837,000 of the tax expense was related to operating income with a tax benefit of $10,000 related to securities transactions. In the first three months of 1995, income tax expense related to operating income was $3,136,000 with a tax benefit related to securities transactions of $19,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $1,180,000 or 11.3% over that reported for the first three months of 1995 and a higher effective tax rate for the period in 1996. The higher effective tax rate was primarily attributable to significant calls of tax-exempt securities which decreased tax-exempt income.

NET EARNINGS
Net earnings for the first three months of 1996 were $457,000 or 6.20% greater than that recorded during the same period in 1995. As was discussed previously, net operating income was $7,816,000 which was 6.53% greater than the same period in 1995. Net securities gains through March 31, 1996 were $10,000 compared to $32,000 for the period ending March 31, 1995.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

At March 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,776,000 and $1,142,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $720,000 at March 31, 1996 and $423,000 at March 31, 1995. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective quarters ended March 31, 1996 and 1995, was approximately $1,785,000 and $1,148,000. For the three months ended March 31, 1996, Bancorp recognized interest income on those impaired loans of $16,000 compared to $27,000 for the same period in 1995. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                      Quarter Ended
                                           1996                               1995
                                        ----------    ---------------------------------------------
                                          Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                         (Dollars in thousands)
    Balance at beginning of period        $20,437       $19,364     $18,948     $18,904    $18,609
    Allowance acquired through merger                       956         206
    Provision for loan losses                 606           957         532         226        393
    Loans charged off                        (610)       (1,161)       (551)       (565)      (367)
    Recoveries                                226           321         229         383        269
                                          --------     ---------    --------    --------   --------
      Net charge offs                        (384)         (840)       (322)       (182)       (98)
                                          --------     ---------    --------    --------   --------
    Balance at end of period              $20,659       $20,437     $19,364     $18,948    $18,904
                                          ========     =========    ========    ========   ========

    Ratios:
      Allowance to period end loans,
        net of unearned income              1.34%          1.33%       1.33%       1.33%     1.34%
      Recoveries to charge offs            37.05%         27.65%      41.56%      67.79%    73.30%
      Allowance as a multiple of
        net charge offs                    53.80X         24.33X      60.14X     104.11X   192.90X

NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets decreased $282,000 or 4.48% in the first quarter of 1996 when compared to the first quarter of 1995, and in that same period, accruing loans past due 90 days or more increased $337,000. Nonperforming assets increased $1,059,000 or 21.4% in the first quarter of 1996 when compared to the fourth quarter of 1995. There were no individually large loans contributing to this increase. While the percentage increase may seem large, the level of nonperforming assets in the current quarter is similar to 1995 levels. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                              Quarter Ended
                                           1996                          1995
                                        ----------    ---------------------------------------------
                                          Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                             (Dollars in thousands)

    Nonaccrual loans                       $ 3,789      $ 2,764     $ 3,522     $ 3,631     $ 3,457
    Restructured loans                         582          517         551         571       1,173
    OREO/ISF*                                1,646        1,677       1,648       1,616       1,669
                                           --------     --------    --------    --------    -------
      Total nonperforming assets             6,017        4,958       5,721       5,818       6,299
    Accruing loans past due
      90 days or more                        1,037        1,071         881         859         700
                                           --------     --------    --------    --------    -------
      Total underperforming assets         $ 7,054      $ 6,029     $ 6,602     $ 6,677     $ 6,999
                                           ========     ========    ========    ========    =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.39%        0.32%       0.39%       0.41%       0.45%
                                           ========     ========    ========    ========    ========
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.46%        0.39%       0.45%       0.47%       0.50%
                                           ========     ========    ========   =========    ========

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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 1996 Bancorp's deposit liabilities had decreased by 1.09% from December 31, 1995. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $36,911,000 at March 31, 1996, compared to $58,372,000 at December 31, 1995.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 1996, securities maturing in one year or less amounted to $58,880,000, representing 16.4% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 1996, amounted to $447,513,000, representing 21.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 1996, Bancorp had classified $271,570,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $975,000 for the first three months of 1996. In addition, remodeling is a planned and ongoing process given the 77 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 1996 were approximately $1,045,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at March 31, 1996, was 15.1% and its total capital ratio was 16.3%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.

                                                                   Quarter Ended
                                             1996                               1995
                                          ----------    ----------------------------------------------
                                            Mar. 31       Dec. 31     Sep. 30     Jun. 30      Mar. 31
                                          ----------    ----------  ----------   ----------  ---------
                                                                 (Dollars in thousands)
Tier I Capital:
Shareholder's equity                      $  237,430    $  234,175  $  220,561   $  207,279  $  201,252
  Less:  Intangible assets                     3,601         3,770       3,711        3,883       4,056
  Less:  Unrealized net securities
         gains (losses)                          695         1,437         865          759        (384)
                                          ----------    ----------  ----------   ----------  ----------
Total Tier I Capital                      $  233,134    $  228,968  $  215,985   $  202,637  $  197,580
                                          ==========    ==========  ==========   ==========  ==========

Total Risk-Based Capital:
Tier I Capital                            $  233,134    $  228,968  $  215,985   $  202,637  $  197,580
Qualifying Allowance for Loan Losses          19,355        19,127      18,052       17,603      17,290
                                          ----------    ----------  ----------   ----------  ----------
Total Risk-Based Capital                  $  252,489    $  248,095  $  234,037   $  220,240  $  214,870
                                          ==========    ==========  ==========   ==========  ==========

Risk Weighted Assets                      $1,548,397    $1,530,181  $1,444,180   $1,408,270  $1,383,180
                                          ==========    ==========  ==========   ==========  ==========

Risk-Based Ratios:
  Tier I                                      15.06%        14.96%      14.96%       14.39%      14.28%
                                          ==========    ==========  ==========   ==========  ==========

  Total Risk-Based Capital                    16.31%        16.21%      16.21%       15.64%      15.53%
                                          ==========    ==========  ==========   ==========  ==========

ACCOUNTING AND REGULATORY MATTERS

On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to retroactively lower the deposit insurance premiums commercial banks pay from $0.23 to $0.04 per $100 in insured deposits for well-capitalized institutions. In September of 1995, Bancorp's commercial banking subsidiaries received refunds on excess deposit insurance premiums paid from June to September. Accordingly, these refunds are reflected in the September 30, 1995 Consolidated Financial Statements. Premiums for thrifts were not revised. Bancorp currently has approximately $300,000,000 in deposits at its thrift subsidiaries insured under the Savings Association Insurance Fund (SAIF). Currently, the SAIF reserves are considered underfunded and regulatory discussions continue regarding options for restoring SAIF levels. These discussions include the possibility of a one-time charge to thrifts in 1996, which could have a material negative impact on Bancorp's thrifts.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION


Item 5.  OTHER INFORMATION

The Registrant is setting forth on the following page an unaudited consolidated statement of earnings for the four months ended April 30, 1996. This financial statement covers the financial results of 30 days of post-merger combined operations of the Registrant and Farmers & Merchants Bank of Rochester.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Four months ended
                                                          April 30, 1996
                                                          --------------
INTEREST INCOME
  Loans, including fees                                     $  46,168
  Investment securities
    Taxable                                                     6,336
    Tax-exempt                                                  2,010
                                                            ---------
      Total investment securities interest                      8,346
  Interest-bearing deposits with other banks                      162
  Federal funds sold and securities
    purchased under agreements to resell                          245
                                                            ---------
      TOTAL INTEREST INCOME                                    54,921
INTEREST EXPENSE
  Deposits                                                     21,637
  Short-term borrowings                                           730
  Long-term borrowings                                             70
                                                            ---------
      TOTAL INTEREST EXPENSE                                   22,437
                                                            ---------
      NET INTEREST INCOME                                      32,484
  Provision for loan losses                                       883
                                                            ---------
      Net interest income after
        provision for loan losses                              31,601
NONINTEREST INCOME
  Service charges on deposit accounts                           2,951
  Trust income                                                  2,807
  Investment securities gains                                       1
  Other                                                         1,285
                                                            ---------
     Total noninterest income                                   7,044
NONINTEREST EXPENSES
  Salaries and employee benefits                               12,252
  Net occupancy expenses                                        1,625
  Furniture and equipment expenses                              1,267
  Data processing expenses                                      1,572
  Deposit insurance expense                                       268
  State taxes                                                     554
  Other                                                         5,322
                                                            ---------
     Total noninterest expenses                                22,860
                                                            ---------
Income before income taxes                                     15,785
Income tax expense                                              5,175
                                                            ---------
     NET EARNINGS                                           $  10,610
                                                            =========

Net earnings per common share                               $    0.81
                                                            =========

Average shares outstanding                                 13,111,198
                                                           ==========

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
              (b) Reports on Form 8-K

              During the quarter ended March 31, 1996, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     FIRST FINANCIAL BANCORP.
                                     ------------------------
                                     (Registrant)



/s/ Michael R. O'Dell                /s/ Joseph M. Gallina
- ---------------------                ---------------------
Michael R. O'Dell, Senior Vice       Joseph M. Gallina,
President, Chief Financial           Comptroller
Officer and Secretary                (Principal Accounting Officer)


Date       May 7, 1996               Date      May 7, 1996
     -----------------------------        ----------------