Form 10-Q
period 1996-06-30
FIRST FINANCIAL BANCORP /OH/
filed 1996-08-08
CIK 708955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended          JUNE 30, 1996
                              -----------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                   to
                               -----------------     -------------------

Commission file number 0-12379
                      ---------

                            FIRST FINANCIAL BANCORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                             31-1042001
          --------------------------------          -------------------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)          Identification No.)


              300 High Street, Hamilton, Ohio                 45011
          ----------------------------------------        -------------
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (513) 867-4700
                                                   --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X      No
                                               ------       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                   Outstanding at August 1, 1996
         -----------------------------       -----------------------------
         Common stock, $8.00 par value                13,359,110

                            FIRST FINANCIAL BANCORP.

                                      INDEX

                                                                      Page No.
                                                                      --------
 PART I-FINANCIAL INFORMATION

          Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                            1

          Consolidated Statements of Earnings -
           Six and Three Months Ended
           June 30, 1996 and 1995                                         2

          Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                        3

          Notes to Consolidated Financial Statements                      5

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8


 PART II-OTHER INFORMATION

          Item 6  Exhibits and Reports on Form 8-K                       14


 SIGNATURES                                                              15

                        PART I - FINANCIAL INFORMATION
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in thousands)


                                                            June 30,       December 31,
ASSETS                                                        1996             1995
                                                         ------------      ------------
Cash and due from banks                                  $   100,805       $   108,685
Interest-bearing deposits with other banks                     6,385             6,882
Federal funds sold and securities purchased
  under agreements to resell                                   4,451            14,802
Investment securities held-to-maturity, at cost
  (market value - $91,152 at June 30, 1996 and
   $100,512 at December 31, 1995)                             86,319            93,522
Investment securities available-for-sale,
  at market value (cost of $299,791 at June 30, 1996
  and $291,766 at December 31, 1995)                         299,419           294,052
Loans
  Commercial                                                 372,759           340,942
  Real estate-construction                                    34,488            41,845
  Real estate-mortgage                                       825,885           788,805
  Installment                                                351,468           329,034
  Credit card                                                 14,046            15,406
  Lease financing                                             15,684            16,557
                                                         -----------       -----------
      Total loans                                          1,614,330         1,532,589
  Less
    Unearned income                                            1,101               573
    Allowance for loan losses                                 21,605            20,437
                                                         -----------       -----------
      Net loans                                            1,591,624         1,511,579
Premises and equipment                                        41,498            39,931
Deferred income taxes                                          4,442             3,369
Accrued interest and other assets                             40,438            30,553
                                                         -----------       -----------
      TOTAL ASSETS                                       $ 2,175,381       $ 2,103,375
                                                         ===========       ===========
LIABILITIES
Deposits
  Noninterest-bearing                                    $   214,795       $   220,061
  Interest-bearing                                         1,596,609         1,565,501
                                                         -----------       -----------
      Total deposits                                       1,811,404         1,785,562
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                            70,108            49,483
  Other                                                       17,043             8,889
                                                         -----------       -----------
      Total short-term borrowings                             87,151            58,372
Long-term borrowings                                           4,541             2,820
Accrued interest and other liabilities                        23,446            22,446
                                                         -----------       -----------
         TOTAL LIABILITIES                                 1,926,542         1,869,200
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 13,388,884 in 1996 and 13,013,422 in 1995         107,111           104,107
Surplus                                                       12,611            13,577
Retained earnings                                            130,074           115,102
Unrealized net (losses) gains on investment securities
  available-for-sale, net of deferred income taxes              (244)            1,437
Treasury stock, at cost, 14,074 shares                          (464)                0
Restricted stock awards                                         (249)              (48)
                                                         -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                             248,839           234,175
                                                         -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 2,175,381       $ 2,103,375
                                                         ===========       ===========




             See notes to consolidated financial statements.

                  FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                              Six months ended     Three months ended
                                                   June 30,              June 30,
                                           ------------------------------------------
                                              1996       1995       1996      1995
                                           ---------  ---------  --------- ----------
INTEREST INCOME

  Loans, including fees                    $  70,112  $  61,385  $  35,637 $   31,397
  Investment securities
    Taxable                                    9,471      7,738      4,761      3,740
    Tax-exempt                                 3,045      4,014      1,559      1,931
                                           ---------  ---------  ---------  ---------
      Total investment interest               12,516     11,752      6,320      5,671
  Interest-bearing deposits with
    other banks                                  238        139        120         64
  Federal funds sold and securities
    purchased under agreements to resell         330         30        182         12
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                   83,196     73,306     42,259     37,144
INTEREST EXPENSE

  Deposits                                    32,646     27,503     16,448     14,468
  Short-term borrowings                        1,095      2,468        538      1,008
  Long-term borrowings                           115          0         63          0
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  33,856     29,971     17,049     15,476
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     49,340     43,335     25,210     21,668
  Provision for loan losses                    1,370        619        764        226
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             47,970     42,716     24,446     21,442
NONINTEREST INCOME

  Service charges on deposit accounts          4,525      4,143      2,342      2,121
  Trust income                                 4,160      3,824      2,074      1,930
  Investment securities (losses) gains            (3)       251         (3)       238
  Other                                        1,980      1,919        992        975
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 10,662     10,137      5,405      5,264
NONINTEREST EXPENSES

  Salaries and employee benefits              18,327     15,915      9,181      7,839
  Net occupancy expenses                       2,352      2,141      1,137      1,060
  Furniture and equipment expenses             1,891      1,616        960        810
  Data processing expenses                     2,354      2,620      1,185      1,303
  Deposit insurance expense                      393      1,783        182        897
  State taxes                                    838        811        422        411
  Other                                        7,762      6,350      3,722      3,255
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               33,917     31,236     16,789     15,575
                                           ---------  ---------  ---------  ---------
Income before income taxes                    24,715     21,617     13,062     11,131
Income tax expense                             7,844      6,259      4,017      3,142
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  16,871  $  15,358  $   9,045  $   7,989
                                           =========  =========  =========  =========

Net earnings per common share              $    1.28  $    1.26  $    0.68  $    0.66
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.60  $    0.52  $    0.30  $    0.26
                                           =========  =========  =========  =========

Average shares outstanding                13,203,147 12,208,840 13,386,410 12,211,127
                                          ========== ========== ========== ==========



                 See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                            ----------------------
                                                               1996         1995
                                                            ---------    ---------
OPERATING ACTIVITIES

  Net earnings                                              $  16,871    $  15,358
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                   1,344          619
    Provision for depreciation and amortization                 1,860        1,845
    Net amortization of investment security
      premiums and accretion of discounts                         320          743
    Realized investment security losses (gains)                     3         (251)
    Originations of mortgage loans held for sale              (20,026)      (6,298)
    Gains from sales of mortgage loans held for sale             (234)        (117)
    Proceeds from sale of mortgage loans held for sale         20,260        6,415
    Deferred income taxes                                          36            0
    (Increase) decrease in interest receivable                   (270)         321
    Increase in cash surrender value of life insurance         (8,073)           0
    Increase in prepaid expenses                                 (732)      (1,453)
    Increase in accrued expenses                                  882          305
    (Decrease) increase in interest payable                      (356)       1,100
    Other                                                        (734)      (1,843)
                                                            ---------    ---------
      Net cash provided by operating activities                11,151       16,744

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                             0       28,041
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                  89,648       29,484
  Purchases of investment securities available-for-sale       (87,836)     (15,683)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                     8,813       23,901
  Purchases of investment securities held-to-maturity          (1,600)        (129)
  Net decrease in interest-bearing deposits
     with other banks                                             497        3,132
  Net decrease (increase) in federal funds sold and
     securities purchased under agreements to resell           28,951       (8,563)
  Net increase in loans and leases                            (52,011)     (50,612)
  Recoveries from loans and leases previously charged off         565          652
  Proceeds from disposal of other real estate owned                53          700
  Cash acquired in merger                                       1,845            0
  Purchases of premises and equipment                          (2,416)      (1,113)
                                                            ---------    ---------
      Net cash (used in) provided by investing activities     (13,491)       9,810

FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                   (27,778)       4,029
  Net increase (decrease) in short-term borrowings             28,761      (28,475)
  Increase in long-term borrowings                              1,721            0
  Cash dividends declared                                      (7,923)      (6,349)
  Purchase of common stock                                       (464)           0
  Proceeds from exercise of stock options, net of shares
     purchased                                                    143          121
                                                            ---------    ---------
      Net cash used in financing activities                    (5,540)     (30,674)
                                                            ---------    ---------
         DECREASE IN CASH AND CASH EQUIVALENTS                 (7,880)      (4,120)
 Cash and cash equivalents at beginning of period             108,685      103,752
                                                            ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 100,805    $  99,632
                                                            =========    =========


                  FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                          ----------------------
                                                             1996         1995
                                                          ----------    --------
Supplemental disclosures
  Interest paid                                            $ 33,945     $ 30,057
                                                          ==========   =========
  Income taxes paid                                        $  7,849     $  5,685
                                                          ==========   =========
  Recognition of deferred tax assets (liabilities)
      attributable to FASB Statement No. 115               $    979     $ (1,997)
                                                          ==========   ==========
  Acquisition of other real estate owned through
      foreclosure                                          $    198     $    207
                                                          ==========   =========
  Issuance of restricted stock awards                      $    226     $     33
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

NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank and First Finance Mortgage Company of Southwestern Ohio. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which currently exceeds 15 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 1996, Bancorp had issued standby letters of credit aggregating $11,553,000 compared to $10,989,000 issued as of December 31, 1995. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $262,669,000 at June 30, 1996 and $243,430,000 at December 31, 1995. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  BUSINESS COMBINATIONS

On April 1, 1996 Bancorp issued 363,373 shares of its common stock in exchange for all the outstanding common stock of F&M Bancorp (F&M) of Rochester, Indiana. Upon consummation of the merger, F&M was merged out of existence and Farmers & Merchants Bank of Rochester, F&M's only subsidiary, was merged with and into Indiana Lawrence Bank (Indiana Lawrence), a wholly owned subsidiary of Bancorp. Farmers & Merchants Bank of Rochester's offices became branches of Indiana Lawrence, the surviving entity. This merger was accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, have not been restated for periods prior to April 1, 1996.

NOTE 4:  PENDING MERGERS AND ACQUISITIONS

On July 16, 1996 Bancorp signed a Plan and Agreement of Merger with Farmers State Bancorp (Farmers), a bank holding company which is headquartered in Liberty, Indiana. The proposed transaction is structured as a cash purchase. Farmers' wholly-owned subsidiary, Farmers State Bank, will become Bancorp's fourteenth affiliate with $63 million in assets. The bank has six offices, two in Union County, Indiana and the remaining four in Rush County, Indiana. The purchase is expected to be completed in the fourth quarter of 1996, after obtaining appropriate regulatory and shareholder approval.

Bancorp and Hastings Financial Corporation of Hastings, Michigan (Hastings) signed a Plan and Agreement of Merger on July 1, 1996. The proposed transaction is structured as an exchange of stock and will use the pooling-of-interests method of accounting. Hastings is a one-bank parent holding company of National Bank of Hastings (National). National has assets of $47 million, and operates two offices, one in Barry County and the other in Allegan County, Michigan. After obtaining appropriate regulatory and shareholder approval, the merger is expected to be consummated in the first quarter of 1997.

NOTE 5:  ACCOUNTING CHANGES

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                  FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                                      1996                              1995
                                            ------------------------    -----------------------------------
                                              Jun. 30       Mar. 31       Dec. 31      Sep. 30      Jun. 30
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (Dollars in thousands)
Net Earnings                                $    9,045    $    7,826    $    8,314   $    8,117   $    7,989
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 1,588,249     1,528,462     1,526,017    1,449,366    1,418,520
  Investment securities                        380,887       373,359       381,238      332,720      321,336
  Other earning assets                          22,283        18,482        28,359       13,269        4,084
                                            ----------    ----------    ----------   ----------   ----------
    Total Earning Assets                     1,991,419     1,920,303     1,935,614    1,795,355    1,743,940
  Total assets                               2,137,669     2,059,649     2,070,338    1,923,339    1,868,384
  Deposits                                   1,813,461     1,749,361     1,757,020    1,618,998    1,573,997
  Shareholders' equity                         247,468       236,539       232,471      216,164      203,469
Key Ratios:
  Average equity to average total assets        11.58%        11.48%        11.23%       11.24%       10.89%
  Return on average total assets                 1.69%         1.52%         1.61%        1.69%        1.71%
  Return on average equity                      14.62%        13.23%        14.31%       15.02%       15.71%
  Net interest margin (fully tax equivalent)     5.25%         5.21%         5.22%        5.28%        5.22%



NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $3,340,000 over the second quarter of 1995 and $1,123,000 over the first quarter of 1996. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the second quarter of 1996.


                                                                       Quarter Ended
                                                       1996                               1995
                                                ---------------------       ---------------------------------
                                                Jun. 30       Mar. 31       Dec. 31      Sep. 30      Jun. 30
                                                -------       -------       -------      -------      -------
                                                                    (Dollars in thousands)
Interest income                                 $42,259       $40,937       $41,685      $38,860      $37,144
Interest expense                                 17,049        16,807        17,393       16,152       15,476
                                                -------       -------       -------      -------      -------
  Net interest income                            25,210        24,130        24,292       22,708       21,668
Tax equivalent adjustment to interest income        909           866           976        1,008        1,111
                                                -------       -------       -------      -------      -------
Net interest income (fully tax equivalent)      $26,119       $24,996       $25,268      $23,716      $22,779
                                                =======       =======       =======      =======      =======


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, increases in rates had a significant impact on both interest income and interest expense for the six month period ended June 30, 1996 in comparison to 1995. The increase in rates had slightly more impact on interest income than interest expense. For the second quarter, changes in rates caused both interest income and interest expense to decrease, but had a greater effect on interest expense. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                            Six Months                         Three Months
                              Ended        Change Due To:          Ended        Change Due To:
                          Jun. 30, 1996  -------------------   Jun. 30, 1996  ----------------
                            Over 1995      Rate      Volume      Over 1995      Rate      Volume
                          -------------  --------   --------   -------------  --------   -------
                                                    (Dollars in thousands)
   Interest income          $  9,890     $    978   $  8,912    $  5,115       $ (137)   $ 5,252
   Interest expense            3,885          710      3,175       1,573         (354)     1,927
                            --------     --------   --------    --------       ------    -------
   Net interest income      $  6,005     $    268   $  5,737    $  3,542       $  217    $ 3,325
                            ========     ========   ========    ========       ======    =======


OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 1996 was $16,845,000 which was an increase of $1,714,000 or 11.3% over that reported in the same period in 1995. This increase in net operating income can be primarily attributed to an increase in net interest income of $6,005,000 or 13.9%. Noninterest income, excluding securities transactions, for the first six months of 1996 increased 7.88% in comparison to the same period in 1995. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 8.58%.

Net operating income for the second quarter of 1996 increased $1,235,000 or 15.8% over the same period in 1995 due to the same reasons discussed above.

INCOME TAXES

For the first six months of 1996, income tax expense was $7,844,000 compared to $6,259,000 for the same period in 1995, or an increase of $1,585,000. In 1996, $7,873,000 of the tax expense was related to operating income with a tax benefit of $29,000 related to securities transactions. In the first six months of 1995, income tax expense related to operating income was $6,235,000 with a tax expense related to securities transactions of $24,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $3,352,000 or 15.7% over that reported for the first six months of 1995 and a higher effective tax rate for the period in 1996. The higher effective tax rate was primarily attributable to significant calls of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the second quarter of 1996 was $4,017,000 compared to $3,142,000 for the same period in 1995, which was an increase of $875,000. Tax expense relating to operating income totaled $4,036,000 and $3,099,000 for the quarters ended June 30, 1996 and 1995, respectively, with a tax benefit of $19,000 in 1996 and a tax expense of $43,000 in 1995.

NET EARNINGS

Net earnings for the first six months of 1996 were $1,513,000 or 9.85% greater than that recorded during the same period in 1995. As was discussed previously, net operating income was $16,845,000 which was 11.3% greater than the same period in 1995. Net securities gains through June 30, 1996 were $26,000 compared to $227,000 for the period ending June 30, 1995.

Net earnings for the three months ended June 30, 1996 were $1,056,000 or 13.2% greater than the same period in 1995. As was discussed above, net operating income was $9,029,000 or 15.8% greater than second quarter 1995. Net securities gains for the second quarter of 1996 and 1995 were $16,000 and $195,000, respectively.

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

At June 30, 1996 and 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,612,000 and $2,070,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $437,000 at June 30, 1996 and $420,000 at June 30, 1995. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective six months and quarters ended June 30, was approximately $1,786,000 for both periods in 1996 and $1,212,000 and $1,275,000 in 1995. For the six months and quarter ended June 30, 1996, Bancorp recognized interest income on those impaired loans of $27,000 and $11,000, respectively, compared to $57,000 and $30,000 for the same periods in 1995. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                              Quarter Ended
                                                   1996                          1995
                                        ------------------------  ---------------------------------
                                          Jun. 30       Mar. 31     Dec. 31     Sep. 30     Jun. 30
                                        ----------    ----------  ----------   ---------  ---------
                                                         (Dollars In Thousands)
    Balance at beginning of period        $20,659       $20,437     $19,364     $18,948    $18,904
    Allowance acquired through merger         723                       956         206
    Provision for loan losses                 764           606         957         532        226
    Loans charged off                        (880)         (610)     (1,161)       (551)      (565)
    Recoveries                                339           226         321         229        383
                                          --------     ---------    --------    --------   -------
      Net Charge Offs                        (541)         (384)       (840)       (322)      (182)
                                          --------     ---------    --------    --------   --------
    Balance at end of period              $21,605       $20,659     $20,437     $19,364    $18,948
                                          ========     =========    ========    ========   =======

    Ratios:
      Allowance to period end loans,
        net of unearned income              1.34%          1.34%       1.33%       1.33%     1.33%
      Recoveries to charge offs            38.52%         37.05%      27.65%      41.56%    67.79%
      Allowance as a multiple of
        net charge offs                    39.94x         53.80x      24.33x      60.14x   104.11x


NONPERFORMING/UNDERPERFORMING ASSETS

The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $463,000 or 7.96% in the second quarter of 1996 when compared to the second quarter of 1995, and in that same period, accruing loans past due 90 days or more increased $339,000. Nonperforming assets increased $264,000 or 4.39% in the second quarter of 1996 when compared to the first quarter of 1996. There were no individually large loans contributing to this increase. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                              Quarter Ended
                                                  1996                           1995
                                        ------------------------  ---------------------------------
                                          Jun. 30       Mar. 31     Dec. 31     Sep. 30     Jun. 30
                                        ----------    ----------  ----------   ---------  ---------
                                                             (Dollars in thousands)
    Nonaccrual loans                       $ 3,931      $ 3,789     $ 2,764     $ 3,522     $ 3,631
    Restructured loans                         573          582         517         551         571
    OREO/ISF*                                1,777        1,646       1,677       1,648       1,616
                                           --------     --------    --------    --------    -------
      Total nonperforming assets             6,281        6,017       4,958       5,721       5,818
    Accruing loans past due
      90 days or more                        1,198        1,037       1,071         881         859
                                           --------     --------    --------    --------    -------
      Total underperforming assets         $ 7,479      $ 7,054     $ 6,029     $ 6,602     $ 6,677
                                           ========     ========    ========    ========    =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.39%        0.39%       0.32%       0.39%       0.41%
                                           ========     ========    ========    ========    ========
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.46%        0.46%       0.39%       0.45%       0.47%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 1996 Bancorp's deposit liabilities had increased by 1.45% from December 31, 1995. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings increased to $87,151,000 at June 30, 1996, compared to $58,372,000 at December 31, 1995.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 1996, securities maturing in one year or less amounted to $80,172,000, representing 20.8% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 1996, amounted to $478,196,000, representing 22.0% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 1996, Bancorp had classified $299,419,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,146,000 for the first six months of 1996. In addition, remodeling is a planned and ongoing process given the 80 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 1996 were approximately $645,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at June 30, 1996, was 15.2% and its total capital ratio was 16.4%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.

                                                                   Quarter Ended
                                                    1996                           1995
                                          ------------------------  ----------------------------------
                                            JUN. 30       MAR. 31     DEC. 31     SEP. 30      JUN. 30
                                          ----------    ----------  ----------   ----------  ---------
                                                                 (Dollars in thousands)
Tier I Capital:
Shareholder's equity                      $  248,839    $  237,430  $  234,175   $  220,561  $  207,279
  LEss:  Intangible assets                     3,432         3,601       3,770        3,711       3,883
  Less:  Unrealized net securities
         (losses) gains                         (244)          695       1,437          865         759
                                          ----------    ----------  ----------   ----------  ----------
Total Tier I Capital                      $  245,651    $  233,134  $  228,968   $  215,985  $  202,637
                                          ==========    ==========  ==========   ==========  ==========

Total RIsk-based Capital:
Tier I Capital                            $  245,651    $  233,134  $  228,968   $  215,985  $  202,637
Qualifying Allowance for Loan Losses          20,264        19,355      19,127       18,052      17,603
                                          ----------    ----------  ----------   ----------  ----------
Total Risk-based Capital                  $  265,915    $  252,489  $  248,095   $  234,037  $  220,240
                                          ==========    ==========  ==========   ==========  ==========

Risk Weighted Assets                      $1,621,113    $1,548,397  $1,530,181   $1,444,180  $1,408,270
                                          ==========    ==========  ==========   ==========  ==========

Risk-Based Ratios:
  Tier I                                      15.15%        15.06%      14.96%       14.96%      14.39%
                                          ==========    ==========  ==========   ==========  ==========

  Total Risk-Based Capital                    16.40%        16.31%      16.21%       16.21%      15.64%
                                          ==========    ==========  ==========   ==========  ==========


ACCOUNTING AND REGULATORY MATTERS

On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to retroactively lower the deposit insurance premiums commercial banks pay from $0.23 to $0.04 per $100 in insured deposits for well-capitalized institutions. In September of 1995, Bancorp's commercial banking subsidiaries received refunds on excess deposit insurance premiums paid from June to September 1995. Accordingly, these refunds are reflected in the September 30, 1995 Consolidated Financial Statements. Premiums for thrifts were not revised. Bancorp currently has approximately $300,000,000 in deposits at its thrift subsidiaries insured under the Savings Association Insurance Fund (SAIF). Currently, the SAIF reserves are considered underfunded and regulatory discussions continue regarding options for restoring SAIF levels. These discussions include the possibility of a one-time charge to thrifts in 1996, which could have a material negative impact on Bancorp's thrifts.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On April 23, 1996, Bancorp held its annual meeting of shareholders, the results of which follow:

          1)  Election of five directors:

                                                                                       Abstentions/
                                                            % of Total       Votes     Broker Non-
          Name                  Term       Votes For        Shares Voted     Against      Votes
          ----                  ----       ---------        ------------     -------   ------------
          Arthur W. Bidwell    3 years    11,958,660           99.12%        18,643      1,045,667
          Carl R. Fiora        3 years    11,958,725           99.12%        18,578      1,045,667
          Vaden Fitton         3 years    11,958,313           99.11%        18,990      1,045,667
          Barry J. Levey       3 years    11,959,057           99.13%        18,246      1,045,667
          Stephen S. Marcum    3 years    11,958,377           99.12%        18,926      1,045,667


          Directors whose terms continue beyond the Annual Meeting in 1996:

          Class II Term expiring in 1997:

          Richard J. Fitton
          Murph Knapke
          Stanley N. Pontius
          Barry S. Porter
          Joel H. Schmidt

          Class III Term expiring in 1998:

          Thomas C. Blake
          F. Elden Houts
          Charles T. Koehler
          Lauren N. Patch
          Donald M. Cisle

          2) Amend Corporation Regulations to provide the Board flexibility to obtain qualified directors to serve on the Board at times between the annual meetings of shareholders.

          11,768,121 shares, or 98.14% of the total shares voted, voted to adopt the amended corporate regulations. Of the total shares voted, 126,024 shares voted against the amendment of the regulations and there were 96,509 abstentions.

          No other matters were brought before the meeting for a vote.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (b) Reports on Form 8-K

          During the quarter ended June 30, 1996, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                FIRST FINANCIAL BANCORP.
                                                -------------------------------
                                                (Registrant)




/s/ Michael R. O'Dell                           /s/ Joseph M. Gallina
- -------------------------------                 -------------------------------
Michael R. O'Dell, Senior Vice                  Joseph M. Gallina,
President, Chief Financial                      Comptroller
Officer and Secretary                           (Principal Accounting Officer)



Date    August 7, 1996                          Date     August 7, 1996
     ------------------------                         ------------------------