Form 10-Q
period 1996-09-30
FIRST FINANCIAL BANCORP /OH/
filed 1996-11-13
CIK 708955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended  SEPTEMBER 30, 1996
                              ----------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from ___________________ to _______________


Commission file number 0-12379
                       -------

                            FIRST FINANCIAL BANCORP.
    --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                    31-1042001
    ---------------------------------------         ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

      300 High Street, Hamilton, Ohio                       45011
   ---------------------------------------         ---------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (513) 867-4700
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

                                Yes   X    No
                                   ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at November 1, 1996
         -----------------------------         ---------------------------------
         Common stock, $8.00 par value                     14,698,430

                            FIRST FINANCIAL BANCORP.

                                      INDEX

                                                                    Page No.
                                                                    --------

 Part I-Financial Information

            Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995                    1

            Consolidated Statements of Earnings -
             Nine and Three Months Ended
             September 30, 1996 and 1995                                 2

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995               3

            Notes to Consolidated Financial Statements                   5

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8


 Part II-Other Information

                  Item 6  Exhibits and Reports on Form 8-K              14


 Signatures                                                             14

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             September 30, December 31,
ASSETS                                                           1996           1995
                                                             -------------   ----------
Cash and due from banks                                        $ 108,207    $ 108,685
Interest-bearing deposits with other banks                         6,703        6,882
Federal funds sold and securities purchased
  under agreements to resell                                       1,676       14,802
Investment securities held-to-maturity, at cost
  (market value - $89,201 at September 30, 1996 and
   $100,512 at December 31, 1995)                                 84,112       93,522
Investment securities available-for-sale,
  at market value (cost of $295,311 at September 30, 1996
  and $291,766 at December 31, 1995)                             295,639      294,052
Loans
  Commercial                                                     387,638      340,942
  Real estate-construction                                        35,782       41,845
  Real estate-mortgage                                           835,581      788,805
  Installment                                                    360,456      329,034
  Credit card                                                     14,764       15,406
  Lease financing                                                 15,400       16,557
                                                              -----------  ----------
      Total loans                                              1,649,621    1,532,589
  Less
    Unearned income                                                1,269          573
    Allowance for loan losses                                     21,972       20,437
                                                              -----------  ----------
      Net loans                                                1,626,380    1,511,579
Premises and equipment                                            41,364       39,931
Deferred income taxes                                              4,231        3,369
Accrued interest and other assets                                 40,520       30,553
                                                              ----------   ----------
      TOTAL ASSETS                                            $2,208,832   $2,103,375
                                                              ===========  ==========
LIABILITIES
Deposits
  Noninterest-bearing                                         $  220,179   $  220,061
  Interest-bearing                                             1,600,271    1,565,501
                                                              -----------  ----------
      Total deposits                                           1,820,450    1,785,562
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                69,129       49,483
  Other                                                           35,187        8,889
                                                              -----------  ----------
      Total short-term borrowings                                104,316       58,372
Long-term borrowings                                               7,534        2,820
Accrued interest and other liabilities                            24,156       22,446
                                                              -----------  ----------
         TOTAL LIABILITIES                                     1,956,456    1,869,200
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 14,698,430 in 1996 and 13,013,422 in 1995             117,587      104,107
Surplus                                                           46,489       13,577
Retained earnings                                                 88,380      115,102
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes                   154        1,437
Restricted stock awards                                             (234)         (48)
                                                              -----------  -----------
      TOTAL SHAREHOLDERS' EQUITY                                 252,376      234,175
                                                              -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $2,208,832   $2,103,375
                                                              ===========  ===========
             See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                           Nine months ended     Three months ended
                                             September 30,          September 30,
                                           --------------------  --------------------
                                              1996       1995       1996       1995
                                           ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans, including fees                    $ 107,090  $  94,305  $  36,978  $  32,920
  Investment securities
    Taxable                                   14,377     11,751      4,906      4,013
    Tax-exempt                                 4,567      5,758      1,522      1,744
                                           ---------  ---------  ---------  ---------
      Total investment interest               18,944     17,509      6,428      5,757
  Interest-bearing deposits with
    other banks                                  339        224        101         85
  Federal funds sold and securities
    purchased under agreements to resell         405        128         75         98
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  126,778    112,166     43,582     38,860
INTEREST EXPENSE
  Deposits                                    49,113     42,747     16,467     15,244
  Short-term borrowings                        2,343      3,376      1,248        908
  Long-term borrowings                           193          0         78          0
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  51,649     46,123     17,793     16,152
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     75,129     66,043     25,789     22,708
  Provision for loan losses                    2,467      1,151      1,097        532
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             72,662     64,892     24,692     22,176
NONINTEREST INCOME
  Service charges on deposit accounts          6,848      6,314      2,323      2,171
  Trust income                                 6,223      5,706      2,063      1,882
  Investment securities (losses) gains           (17)       300        (14)        49
  Other                                        3,288      2,908      1,308        989
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 16,342     15,228      5,680      5,091
NONINTEREST EXPENSES
  Salaries and employee benefits              27,853     24,321      9,526      8,406
  Net occupancy expenses                       3,614      3,260      1,262      1,119
  Furniture and equipment expenses             2,882      2,415        991        799
  Data processing expenses                     3,562      3,977      1,208      1,357
  Deposit insurance expense                    2,732      1,860      2,339         77
  State taxes                                  1,267      1,224        429        413
  Other                                       11,674      9,738      3,912      3,388
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               53,584     46,795     19,667     15,559
                                           ---------  ---------  ---------  ---------
Income before income taxes                    35,420     33,325     10,705     11,708
Income tax expense                            10,969      9,850      3,125      3,591
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  24,451  $  23,475  $   7,580  $   8,117
                                           =========  =========  =========  =========

Net earnings per common share              $    1.68  $    1.73  $     .52  $    0.59
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.81  $    0.71  $    0.27  $    0.24
                                           =========  =========  =========  =========

Average shares outstanding                14,582,072 13,542,770 14,698,018 13,765,175
                                          ========== ========== ========== ==========

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine months ended
                                                              September 30,
                                                          ----------------------
                                                              1996        1995
                                                          ---------     --------
OPERATING ACTIVITIES
  Net earnings                                             $ 24,451     $ 23,475
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 2,467        1,151
    Provision for depreciation and amortization               2,963        2,985
    Net amortization of investment security
      premiums and accretion of discounts                       508          864
    Realized investment security losses (gains)                  17         (300)
    Originations of mortgage loans held for sale            (27,097)     (18,247)
    Gains from sales of mortgage loans held for sale           (381)        (254)
    Proceeds from sale of mortgage loans held for sale       27,478       18,501
    Deferred income taxes                                         8         (102)
    Increase in interest receivable                          (1,093)        (601)
    Increase in cash surrender value of life insurance       (8,132)           0
    Increase in prepaid expenses                               (872)        (509)
    Increase in accrued expenses                              1,608        2,384
    (Decrease) increase in interest payable                     (48)       1,744
    Other                                                    (1,547)        (345)
                                                          ----------   ----------
      Net cash provided by operating activities              20,330       30,746

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                       4,984       34,188
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale               109,020       35,871
  Purchases of investment securities available-for-sale    (108,268)     (59,442)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                  12,407       37,236
  Purchases of investment securities held-to-maturity        (2,985)        (520)
  Net decrease in interest-bearing deposits
     with other banks                                           179        3,740
  Net decrease (increase) in federal funds sold and
     securities purchased under agreements to resell         31,726       (1,184)
  Net increase in loans and leases                          (88,200)     (54,777)
  Recoveries from loans and leases previously charged off       861          881
  Proceeds from disposal of other real estate owned             749          833
  Cash acquired in merger                                     1,845        2,577
  Purchases of premises and equipment                        (2,336)      (2,232)
                                                          ----------   ----------
      Net cash used in investing activities                 (40,018)      (2,829)

FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                 (18,731)       8,506
  Net increase (decrease) in short-term borrowings           45,926      (37,142)
  Increase in long-term borrowings                            4,714            0
  Cash dividends                                            (11,931)      (9,617)
  Purchase of common stock                                     (994)           0
  Proceeds from exercise of stock options, net of shares
     purchased                                                  226          123
                                                          ----------   ----------
      Net cash provided by (used in) financing activities    19,210      (38,130)
                                                          ----------   ----------
         DECREASE IN CASH AND CASH EQUIVALENTS                 (478)     (10,213)
 Cash and cash equivalents at beginning of period           108,685      103,752
                                                          ----------   ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $108,207     $ 93,539
                                                          ==========   =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Nine months ended
                                                                September 30,
                                                           ---------------------
                                                             1996         1995
                                                           ---------   ---------

Supplemental disclosures
  Interest paid                                            $ 51,429     $ 45,171
                                                          ==========   =========
  Income taxes paid                                        $ 12,139     $  8,260
                                                          ==========   =========
  Recognition of deferred tax assets (liabilities)
      attributable to FASB Statement No. 115               $    740     $ (2,042)
                                                          ==========   ==========
  Acquisition of other real estate owned through
      foreclosure                                          $    210     $    371
                                                          ==========   =========
  Issuance of restricted stock awards                      $    226     $     33
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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

The Consolidated Statements of Cash Flows has been presented utilizing the indirect method. For purposes of the Consolidated Statements of Cash Flows, Bancorp considers cash and due from banks as cash and cash equivalents.

Average common shares outstanding have been adjusted for a 10% stock dividend declared by the Board of Directors on September 24, 1996. This dividend is payable on November 1, 1996 to shareholders of record as of October 9, 1996. Appropriately, shares outstanding and earnings and dividends per share in the accompanying financial statements have been restated to reflect the above-mentioned stock dividend. The 10% stock dividend was recorded by transferring the fair market value of the shares issued from retained earnings to common stock and surplus. The assumed exercise of stock options would not have a materially dilutive effect; therefore, fully diluted earnings per share is not presented.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 1996, Bancorp had issued standby letters of credit aggregating $9,502,000 compared to $10,989,000 issued as of December 31, 1995. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $268,794,000 at September 30, 1996 and $243,430,000 at December 31, 1995. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  BUSINESS COMBINATIONS
On April 1, 1996 Bancorp issued 363,373 shares of its common stock in exchange for all the outstanding common stock of F&M Bancorp (F&M) of Rochester, Indiana. Upon consummation of the merger, F&M was merged out of existence and Farmers & Merchants Bank of Rochester, F&M's only subsidiary, was merged with and into Indiana Lawrence Bank (Indiana Lawrence), a wholly owned subsidiary of Bancorp. Farmers & Merchants Bank of Rochester's offices became branches of Indiana Lawrence, the surviving entity. This merger was accounted for as an immaterial pooling-of-interests and, accordingly, the consolidated financial statements, including earnings per share, have not been restated for periods prior to April 1, 1996.

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

NOTE 5:  ACCOUNTING CHANGES
In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards ("SFAS") No. 122 on accounting for mortgage servicing rights, which Bancorp adopted effective January 1, 1996. The financial impact of adopting this statement was immaterial.

Bancorp is required to adopt SFAS No. 123, "Accounting for Stock-based Compensation," by December 31, 1996. Bancorp is in the process of analyzing this statement and does not anticipate the impact of adoption will have a material effect on its consolidated financial position or earnings.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was released in June 1996 and is effective for transactions occurring after December 31, 1996. Early adoption of SFAS No. 125 is not permitted. Under the provisions of SFAS No. 125, each party to a transaction recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered and derecognizes liabilities only when they have been extinguished. Transactions are to be separated into components and separate assets and liabilities may need to be recorded for the different components. Bancorp anticipates this statement will not have a material effect on its consolidated financial position or earnings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                                             1996                            1995
                                            --------------------------------------   ----------------------
                                             SEPT. 30       JUNE 30       MAR. 31      DEC. 31     SEPT. 30
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)


NET EARNINGS                                $    7,580    $    9,045    $    7,826   $    8,314   $    8,117
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,635,564     1,588,249     1,528,462    1,526,017    1,449,366
  INVESTMENT SECURITIES                        381,986       380,887       373,359      381,238      332,720
  OTHER EARNING ASSETS                          12,848        22,283        18,482       28,359       13,269
                                            ----------    ----------    ----------   ----------   ----------
    TOTAL EARNING ASSETS                     2,030,398     1,991,419     1,920,303    1,935,614    1,795,355
  TOTAL ASSETS                               2,180,410     2,137,669     2,059,649    2,070,338    1,923,339
  DEPOSITS                                   1,803,351     1,813,461     1,749,361    1,757,020    1,618,998
  SHAREHOLDERS' EQUITY                         249,941       247,468       236,539      232,471      216,164
KEY RATIOS:

  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        11.46%        11.58%        11.48%       11.23%       11.24%
  RETURN ON AVERAGE TOTAL ASSETS                 1.39%         1.69%         1.52%        1.61%        1.69%
  RETURN ON AVERAGE EQUITY                      12.13%        14.62%        13.23%       14.31%       15.02%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.25%         5.25%         5.21%        5.22%        5.28%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $2,952,000 over the third quarter of 1995 and $549,000 over the second quarter of 1996. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the third quarter of 1996.

                                                                       QUARTER ENDED

                                                                1996                            1995
                                               ------------------------------------      --------------------
                                               SEPT. 30       JUNE 30       MAR. 31      DEC. 31     SEPT. 30
                                               --------       -------       -------      -------     --------
                                                                    (DOLLARS IN THOUSANDS)

INTEREST INCOME                                 $43,582       $42,259       $40,937      $41,685      $38,860
INTEREST EXPENSE                                 17,793        17,049        16,807       17,393       16,152
                                                -------       -------       -------      -------      -------
  NET INTEREST INCOME                            25,789        25,210        24,130       24,292       22,708
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME        879           909           866          976        1,008
                                                -------       -------       -------      -------      -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)      $26,668       $26,119       $24,996      $25,268      $23,716
                                                =======       =======       =======      =======      =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, increases in rates had an impact on both interest income and interest expense for the nine month period ended September 30, 1996 in comparison to 1995. The increase in rates had slightly more impact on interest income than interest expense. For the third quarter, changes in rates caused both interest income and interest expense to decrease, but had a greater effect on interest expense. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.



                           NINE MONTHS                         THREE MONTHS
                              ENDED        CHANGE DUE TO:         ENDED         CHANGE DUE TO:
                         SEPT. 30, 1996  ------------------   SEPT. 30, 1996  ------------------
                            OVER 1995      RATE      VOLUME      OVER 1995      RATE     VOLUME
                          -------------  --------   --------   -------------  --------   -------
                                                    (DOLLARS IN THOUSANDS)

   INTEREST INCOME          $ 14,612     $   651    $ 13,961    $  4,722       $ (326)   $ 5,048
   INTEREST EXPENSE            5,526         248       5,278       1,641         (446)     2,087
                            --------     -------    --------    --------       ------    -------
   NET INTEREST INCOME      $  9,086     $   403    $  8,683    $  3,081       $  120    $ 2,961
                            ========     =======    ========    ========       ======    =======

OPERATING RESULTS
Bancorp's earnings were negatively impacted on September 30, 1996 when an omnibus appropriations package containing new deposit insurance legislation was enacted. Bancorp has three affiliates which have approximately $326,000,000 in deposits insured under the Savings Association Insurance Fund (SAIF). The assessment caused Bancorp's net earnings to decrease by $1,389,000. Bancorp's net operating income for the first nine months of 1996 was $24,434,000 which was an increase of $1,243,000 or 5.36% over that reported in the same period in 1995. If the SAIF assessment had not occurred, net operating income would have been up 11.3%. Net operating income represents net earnings before net securities transactions. This increase in net operating income can be primarily attributed to an increase in net interest income of $9,086,000 or 13.8%. Noninterest income, excluding securities transactions, for the first nine months of 1996 increased 9.59% in comparison to the same period in 1995. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 14.5%. The SAIF assessment was a significant factor in this increase.

Net operating income for the third quarter of 1996 had increased $918,000 over 1995 before the SAIF assessment occurred. Bancorp actually recorded a decrease in net operating income of $471,000 or 5.84 % over the same period in 1995 due to the same reasons discussed above.

INCOME TAXES
For the first nine months of 1996, income tax expense was $10,969,000 compared to $9,850,000 for the same period in 1995, or an increase of $1,119,000. In 1996, $11,003,000 of the tax expense was related to operating income with a tax benefit of $34,000 related to securities transactions. In the first nine months of 1995, income tax expense related to operating income was $9,834,000 with a tax expense related to securities transactions of $16,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $2,412,000 or 7.30% over that reported for the first nine months of 1995 and a higher effective tax rate for the period in 1996. The higher effective tax rate was primarily attributable to significant calls of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the third quarter of 1996 was $3,125,000 compared to $3,591,000 for the same period in 1995, which was a decrease of $466,000. Tax expense relating to operating income totaled $3,130,000 and $3,599,000 for the quarters ended September 30, 1996 and 1995, respectively, with tax benefits related to securities transactions of $5,000 and $8,000 for 1996 and 1995, respectively.

NET EARNINGS
Net earnings for the first nine months of 1996 were $976,000 or 4.16% greater than that recorded during the same period in 1995. Without the SAIF assessment, net earnings would have been $25,840,000 or $2,365,000 better than prior year. As was discussed previously, net operating income was $1,243,000 which was 5.36% greater than the same period in 1995. Net securities gains through September 30, 1996 were $17,000 compared to $284,000 for the period ending September 30, 1995.

Net earnings for the three months ended September 30, 1996 were $537,000 or 6.62% less than the same period in 1995. Net earnings would have been $8,969,000 or $852,000 higher than 1995 had the SAIF assessment not occurred. As was discussed above, net operating income was $471,000 or 5.84% less than third quarter 1995. The third quarter of 1996 reported a net security loss of $9,000 and 1995 reported a net security gain of $57,000.

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

In September, First Southwestern's management decided to replenish the reserve for charge-offs recognized during the month, creating the large variance in provision for loan losses from the quarter ended June 30, 1996 to September 30, 1996. At September 30, 1996 and 1995, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,482,000 and $863,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $834,000 at September 30, 1996 and $513,000 at September 30, 1995. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective nine months and quarters ended September 30 were approximately $1,847,000 and $1,976,000 in 1996 and $1,478,000 and $2,001,000 in 1995. For the nine months and quarter ended September 30, 1996, Bancorp recognized interest income on those impaired loans of $36,000 and $9,000, respectively. For the nine months ended September 30, 1995, Bancorp recognized interest income on those impaired loans of $57,000. Bancorp did not recognize any interest income on impaired loans during the third quarter of 1995. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.


                                                               QUARTER ENDED

                                                         1996                          1995
                                        ------------------------------------  ---------------------
                                         SEPT. 30       JUNE 30     MAR. 31     DEC. 31    SEPT. 30
                                        ----------    ----------  ----------   ---------  ---------
                                                         (DOLLARS IN THOUSANDS)

    BALANCE AT BEGINNING OF PERIOD        $21,605       $20,659     $20,437     $19,364    $18,948
    ALLOWANCE ACQUIRED THROUGH MERGER                       723                     956        206
    PROVISION FOR LOAN LOSSES               1,097           764         606         957        532
    LOANS CHARGED OFF                      (1,026)         (880)       (610)     (1,161)      (551)
    RECOVERIES                                296           339         226         321        229
                                          --------     ---------    --------    --------   -------
      NET CHARGE OFFS                        (730)         (541)       (384)       (840)      (322)
                                          --------     ---------    --------    --------   --------
    BALANCE AT END OF PERIOD              $21,972       $21,605     $20,659     $20,437    $19,364
                                          ========     =========    ========    ========   ========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME              1.33%          1.34%       1.34%       1.33%     1.33%
      RECOVERIES TO CHARGE OFFS            28.85%         38.52%      37.05%      27.65%    41.56%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                    30.10X         39.94X      53.80%      24.33X    60.14X

NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $932,000 or 16.3% in the third quarter of 1996 when compared to the third quarter of 1995, and in that same period, accruing loans past due 90 days or more increased $357,000. Nonperforming assets increased $372,000 or 5.92% in the third quarter of 1996 when compared to the second quarter of 1996. There were no individually large loans contributing to this increase. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                              QUARTER ENDED

                                                         1996                          1995
                                        ------------------------------------  ---------------------
                                         SEPT. 30       JUNE 30     MAR. 31     DEC. 31    SEPT. 30
                                        ----------    ----------  ----------   ---------  ---------
                                                             (DOLLARS IN THOUSANDS)

    NONACCRUAL LOANS                       $ 5,028      $ 3,931     $ 3,789     $ 2,764     $ 3,522
    RESTRUCTURED LOANS                         507          573         582         517         551
    OREO/ISF*                                1,118        1,777       1,646       1,677       1,648
                                           --------     --------    --------    --------    -------
      TOTAL NONPERFORMING ASSETS             6,653        6,281       6,017       4,958       5,721
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                        1,238        1,198       1,037       1,071         881
                                           --------     --------    --------    --------    -------
      TOTAL UNDERPERFORMING ASSETS         $ 7,891      $ 7,479     $ 7,054     $ 6,029     $ 6,602
                                           ========     ========    ========    ========    =======
    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                            .40%        0.39%       0.39%       0.32%       0.39%
                                           ========     ========    ========    ========    ========
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                            .48%        0.46%       0.46%       0.39%       0.45%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 1996 Bancorp's deposit liabilities had increased by 1.95% from December 31, 1995. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, short-term borrowings increased to $104,316,000 at September 30, 1996, compared to $58,372,000 at December 31, 1995, as one source of funding loan growth. Most of Bancorp's affiliates are currently utilizing advances from the Federal Home Loan Bank (FHLB). The balances of FHLB borrowings at September 30, 1996 and December 31, 1995 were $38,230,000 and $12,771,000, respectively.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 1996, securities maturing in one year or less amounted to $82,691,000, representing 21.8% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 1996, amounted to $501,244,000, representing 22.7% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 1996, Bancorp had classified $295,568,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,336,000 for the first nine months of 1996. In addition, remodeling is a planned and ongoing process given the 80 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 1996 were approximately $788,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at September 30, 1996 was 16.3% and its total capital ratio was 17.6%. While Bancorp's ratios are well above the guidelines, management will continue to monitor the asset mix, product pricing, and the allowance for loan losses, which are the areas determined to be most affected by these requirements. The following table illustrates the risk-based capital calculations and ratios for the past five quarters.



                                                                   QUARTER ENDED

                                                           1996                          1995
                                          ------------------------------------  ----------------------
                                           SEPT. 30       JUNE 30     MAR. 31     DEC. 31     SEPT. 30
                                          ----------    ----------  ----------   ----------  ---------
                                                                 (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  252,376    $  248,839  $  237,430   $  234,175  $  220,561
  LESS:  INTANGIBLE ASSETS                     1,528         1,586       1,644        1,701       1,512
  LESS:  UNREALIZED NET SECURITIES
         (LOSSES) GAINS                          154          (244)        695        1,437         865
                                          ----------    ----------  ----------   ----------  ----------
TOTAL TIER I CAPITAL                      $  250,694    $  247,497  $  235,091   $  231,037  $  218,184
                                          ==========    ==========  ==========   ==========  ==========
TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  250,694    $  247,497  $  235,091   $  231,037  $  218,184
QUALIFYING ALLOWANCE FOR LOAN LOSSES          19,263        18,833      17,947       17,758      16,856
                                          ----------    ----------  ----------   ----------  ----------
TOTAL RISK-BASED CAPITAL                  $  269,958    $  266,331  $  253,038   $  248,795  $  235,040
                                          ==========    ==========  ==========   ==========  ==========

RISK WEIGHTED ASSETS                      $1,538,359    $1,503,886  $1,433,051   $1,417,991  $1,345,951
                                          ==========    ==========  ==========   ==========  ==========

RISK-BASED RATIOS:
  TIER I                                      16.30%        16.46%      16.40%       16.29%      16.21%
                                          ==========    ==========  ==========   ==========  ==========

  TOTAL RISK-BASED CAPITAL                    17.55%        17.71%      17.66%       17.55%      17.46%
                                          ==========    ==========  ==========   ==========  ==========


ACCOUNTING AND REGULATORY MATTER
On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to retroactively lower the deposit insurance premiums commercial banks pay from $0.23 to $0.04 per $100 in insured deposits for well-capitalized institutions. In September of 1995, Bancorp's commercial banking subsidiaries received refunds on excess deposit insurance premiums paid from June to September 1995. Accordingly, these refunds are reflected in the September 30, 1995 Consolidated Financial Statements. Premiums for thrifts were not revised. On September 30, 1996 an omnibus appropriations package containing new deposit insurance legislation was enacted. This legislation states that in order to replenish the depleted thrift deposit insurance system the savings and loan industry must pay a one-time assessment rate of 65.7 cents per $100 in domestic deposits held as of March 31, 1995. Bancorp has three affiliates which have approximately $326,000,000 in deposits insured under the Savings Association Insurance Fund
(SAIF). The effect of this assessment is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (b) Reports on Form 8-K

         During the quarter ended September 30, 1996, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            FIRST FINANCIAL BANCORP.
                                            ------------------------
                                            (Registrant)

/s/ Michael R. O'Dell                        /s/ Joseph M. Gallina
-------------------------------             -------------------------------
Michael R. O'Dell, Senior Vice              Joseph M. Gallina,
President, Chief Financial                  Comptroller
Officer and Secretary                       (Principal Accounting Officer)

Date    November 8, 1996                    Date   November 8, 1996
     -----------------------------               -----------------------------