Form 10-K
period 1996-12-31
FIRST FINANCIAL BANCORP /OH/
filed 1997-03-20
CIK 708955

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934
                         Commission File Number 0-12379

                            FIRST FINANCIAL BANCORP.
             (Exact name of registrant as specified in its charter)

                                 -------------

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

                                 -------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of March 1, 1997, there were issued and outstanding 15,035,362 shares of Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the sales price of the last trade of such stock as of March 1, 1997, was $507,443,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II, and IV.

  Portions of the proxy statement dated March 17, 1997 for the annual meeting of shareholders to be held April 22, 1997 are incorporated by reference into
Part III.

                        FORM 10-K CROSS REFERENCE INDEX

                                                                                             Page
PART I         Item 1         Business                                                        F-1
               Item 2         Properties                                                      F-6
               Item 3         Legal Proceedings                                               F-6
               Item 4         Submission of Matters to a Vote of Security Holders
                               (during the fourth quarter of 1996)                            F-6
               Additional Item - Executive Officers                                           F-6

--------------------------------------------------------------------------------------------------

PART II        Item 5         Market for the Registrant's Common Equity and Related
                               Shareholder Matters                                            F-8
               Item 6         Selected Financial Data                                         F-8
               Item 7         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                            F-8
               Item 8         Financial Statements and Supplementary Data                     F-11
               Item 9         Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                            F-11

--------------------------------------------------------------------------------------------------

PART III       Item 10        Directors and Executive Officers of the Registrant              F-12
               Item 11        Executive Compensation                                          F-12
               Item 12        Security Ownership of Certain Beneficial Owners and
                               Management                                                     F-12
               Item 13        Certain Relationships and Related Transactions                  F-12

--------------------------------------------------------------------------------------------------

PART IV        Item 14        Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K                                                    F-13

--------------------------------------------------------------------------------------------------

SIGNATURES                                                                                    F-15

                                     PART I

ITEM 1.  BUSINESS.

FIRST FINANCIAL BANCORP.

First Financial Bancorp., an Ohio corporation (Bancorp), is a bank and savings and loan holding company that engages in the business of commercial banking, and other permissible activities closely related to banking, through fourteen wholly owned subsidiaries: First National Bank of Southwestern Ohio (First Southwestern), Van Wert National Bank (Van Wert National), Bright National Bank (Bright National), all national banking associations, Citizens Commercial Bank & Trust Company (Citizens Commercial), Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Union Trust Bank (Union Trust), Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), Peoples Bank and Trust Company (Peoples Bank), and Farmers State Bank (Farmers), all Indiana banking corporations, Fidelity Federal Savings Bank (Fidelity Federal), and Home Federal Bank, A Federal Savings Bank (Home Federal), both federal savings banks. First Finance Mortgage Company of Southwestern Ohio (First Finance), is Bancorp's only finance company. Bancorp provides management and similar services for its fourteen subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its fourteen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 37 of Bancorp's Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see "Subsidiaries" on page F-2.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bancorp is also a savings and loan holding company under the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). As such, Bancorp is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities (see "Regulation" on page F-4).

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

The range of banking services provided by Bancorp's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. Fidelity Federal and Home Federal are full service savings banks with their primary business being the promotion of thrift through the solicitation of savings accounts from the general public and the promotion of home ownership through the granting of mortgage loans, primarily to finance the purchase, construction, and improvement of residential real estate. First Southwestern, Citizens Commercial, Van Wert National, Citizens First, Clyde, and Bright National also offer lease financing. In addition, the institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp's subsidiaries, excluding the savings banks and the finance company. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment--the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.

At December 31, 1996, Bancorp and its subsidiaries employed 1,315 employees.

Bancorp's executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-4700.

SUBSIDIARIES

First Southwestern was formed as the result of a consolidation of the First National Bank and Trust Company of Hamilton and the First National Bank of Middletown in 1980. On April 26, 1983, Bancorp acquired all of the outstanding capital stock of First Southwestern. At December 31, 1996, First Southwestern had 31 offices located in Butler, Warren, Preble, and Hamilton Counties in Ohio with total deposits of $745 million. First Southwestern has a total of 30 automated teller machines (ATM) of which five ATM's are at sites other than branches.

Bancorp acquired 100% of the outstanding stock of Citizens Commercial on April 29, 1983. Citizens Commercial operates five offices and three ATM's in Mercer County, Ohio (one of which is at a site other than a branch) and had deposits of $174 million at December 31, 1996.

On July 31, 1988, NB Banc Corp, the parent holding company of Van Wert National, merged into and out of existence with Bancorp leaving Van Wert National as a wholly owned subsidiary of Bancorp. Van Wert National operates five offices and has two ATM's in Van Wert County, Ohio with deposits of $101 million at December 31, 1996.

Union Trust merged with Bancorp on September 1, 1989, as a wholly owned subsidiary. Union Trust has one ATM and operates two offices in Randolph County, Indiana and had $40 million in deposits on December 31, 1996.

On September 1, 1989, ILB Financial Corp. was merged into and out of existence with Bancorp. ILB Financial Corp. was the one bank holding company of Indiana Lawrence. This merger resulted in Indiana Lawrence becoming a wholly owned subsidiary of Bancorp. In April 1996, Bancorp's new affiliate, Farmers & Merchants Bank of Rochester, Rochester, Indiana was merged with Indiana Lawrence. As of December 31, 1996, Indiana Lawrence had deposits of $139 million, two ATM's, of which one is at a remote site, and operated five offices in Wabash County, Indiana and three offices in Fulton County, Indiana.

Fidelity Federal merged with Bancorp on September 21, 1990 as a wholly owned subsidiary. Fidelity Federal operates three offices in Grant County, Indiana and has one ATM. Total deposits at December 31, 1996 were $61 million.

Citizens First joined Bancorp on October 1, 1990 as two separate entities, Trustcorp Bank, Hartford City, and Trustcorp Bank, Dunkirk. These two entities were purchased from Society Corporation for cash. On that same date, Trustcorp Bank, Hartford City was renamed Citizens First State Bank of Hartford City and Trustcorp Bank, Dunkirk was renamed Citizens First State Bank of Dunkirk. On July 1, 1991, those two banks merged to become one wholly owned subsidiary of Bancorp. Citizens First operates four offices in Blackford County, Indiana, one office in Jay County, Indiana, and one office in Delaware County, Indiana. Citizens First has four ATM's of which one is at a site other than branches, and had total deposits of $89 million at December 31, 1996.

Bancorp purchased Home Federal on October 1, 1991. In November, 1995, Home Federal and Fayette Federal combined operations, with Fayette Federal operating as a division of Home Federal. Home Federal operates five offices in Butler County, Ohio, two offices in Hamilton County, Ohio, one office in Fayette County, Indiana and one office in Franklin County, Indiana, with total deposits of $234 million at December 31, 1996. Home Federal has six ATM's of which three are at sites other than branches.

On January 4, 1993, Jennings Union Bankcorp, the parent holding company of Union Bank, merged into and out of existence with Bancorp leaving Union Bank as a wholly owned subsidiary of Bancorp. Union Bank operates two offices in Jennings County, Indiana with total deposits at December 31, 1996 of $78 million. Union Bank has two ATM's, both of which are at sites other than branches.

On June 1, 1994, First Clyde Banc Corp., the parent holding company of Clyde, merged into and out of existence with Bancorp leaving Clyde as a wholly owned subsidiary of Bancorp. Clyde operates two offices and one ATM in Sandusky County in Ohio, with $59 million in total deposits as of December 31, 1996.

On July 16, 1995, Peoples Bank and Trust Company merged with Bancorp. Located in Sunman, Indiana, Peoples Bank operates one office in Ripley County, Indiana with total deposits of $46 million at December 31, 1996.

On October 1, 1995, Bright Financial Services, Inc., Flora, Indiana merged with and into Bancorp leaving its subsidiary, Bright National Bank, as a wholly owned Bancorp subsidiary. With deposits at December 31, 1996 of $116 million, Bright National operates four offices in Carroll County, Indiana, two offices in Tippecanoe County, Indiana and one office in Clinton County, Indiana.
Bright National has six ATM's.

First Finance Mortgage Company of Southwestern Ohio, Inc. (First Finance) began full operations on May 8, 1996. First Finance, incorporated and wholly owned by Bancorp, is a retail finance company and operates from an office in Fairfield, Ohio.

Bancorp purchased Farmers State Bancorp, Liberty, Indiana, on December 1, 1996. Farmers State Bancorp was dissolved, leaving its only subsidiary, Farmers State Bank, (Farmers) as a wholly owned Bancorp subsidiary. Farmers operates two offices in Union County, Indiana and four offices in Rush County, Indiana. At December 31, 1996, Farmers had total deposits of $55 million and has 1 ATM location.

REGULATION

First Southwestern, Van Wert National and Bright National, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Citizens Commercial and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Citizens Commercial, Van Wert National, Clyde, Peoples Bank and Bright National are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Citizens Commercial is also subject to regular examination by the Federal Reserve System. Union Trust, Indiana Lawrence, Citizens First, Union Bank, Peoples Bank and Farmers, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal and Home Federal, as federal savings banks, are subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. First Finance is subject to supervision and regular examinations by the State of Ohio Division of Consumer Finance. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

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

The Act and the regulations of the Board of Governors prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

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

ITEM 2.  PROPERTIES.

The registrant and its subsidiaries operate from 52 offices in Ohio, including Bancorp's executive office in Hamilton, Ohio, and 35 offices in Indiana. Thirty of the offices are located in Butler County, Ohio, of which four branches are built on leased land and there are seven branches wherein the land and building are leased. Excess space in three facilities is leased to third parties. Five offices are located in Mercer County, Ohio, five in Van Wert County, Ohio, three in Preble County, Ohio, three in Warren County, Ohio, three in Hamilton County, Ohio, and two in Sandusky County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Two offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, four in Rush County, Indiana, and one in Clinton County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders during the fourth quarter of 1996.

ADDITIONAL ITEM - EXECUTIVE OFFICERS.

Listed below are the Executive Officers of Bancorp as of December 31, 1996. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 22, 1997 or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.


      Name                  Age                        Position
-----------------           ---       ----------------------------------------------
Stanley N. Pontius          50        President and Chief Executive Officer, Director

James J. Ashburn            66        Senior Vice President

Rick L. Blossom             49        Senior Vice President, Chief Lending Officer

Michael R. O'Dell           45        Senior Vice President, Chief Financial Officer
                                      and Secretary

Michael T. Riley            46        Senior Vice President

Brian D. Moriarty           54        Senior Vice President

Joseph M. Gallina           41        Comptroller

The following is a brief description of the business experience over the past five years of the individuals named above.

Stanley N. Pontius became Chief Executive Officer of Bancorp in July 1992. Mr. Pontius was Chief Operating Officer from March 1991 until July 1992. Upon joining Bancorp in March, 1991 he assumed the responsibilities of President and Chief Operating Officer, as well as a director. He also became President, Chief Executive Officer, and a director of First Southwestern. Prior to coming to Bancorp, Mr. Pontius served as President and Chief Executive Officer of Bank One, Mansfield, Mansfield, Ohio from 1988 to 1991.

James J. Ashburn retired in the first quarter 1997. He became Senior Vice President of Bancorp on December 30, 1988. He had been Vice President of Bancorp since April 1983. He had served as a Senior Vice President and Senior Trust Officer of First Southwestern for over five years.

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

Michael R. O'Dell became Senior Vice President, Chief Financial Officer and Secretary of Bancorp on January 12, 1996. He had served as Bancorp's Comptroller since December 1994. Mr. O'Dell was also promoted to Senior Vice President and Chief Financial Officer of First Southwestern in January 1996. He had served as First Vice President and Comptroller of First Southwestern since 1991.

Michael T. Riley became Senior Vice President of Bancorp, responsible for communications and public relations, on January 12, 1996. Mr. Riley was also promoted to Senior Vice President of First Southwestern in January 1996, where his duties include marketing, data processing, and operations. He had served as First Vice President of Marketing since 1989.

Brian D. Moriarty became Senior Vice President of Bancorp, responsible for the human resources function, on January 12, 1996. Mr. Moriarty also became Senior Vice President of First Southwestern in January 1996, where he had been First Vice President since 1991.

Joseph M. Gallina became Comptroller of Bancorp effective January 12, 1996. He had served as Bancorp's Auditor since April 1, 1992. Prior to joining Bancorp in 1992, he worked for an international accounting firm and specialized in financial reporting and auditing of financial institutions. On January 12, 1996, Mr. Gallina was also appointed First Vice President of Acocunting and Financial Control of First Southwestern.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

Bancorp had 4,088 common stock shareholders of record as of March 1, 1997. Bancorp's common equity is listed with the National Association of Securities Dealers, Inc. (NASDAQ) and is traded on the Over-the-Counter Market. The information contained on page 48 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained in Table 1 on page 22 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained on pages 21 through 30 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference in response to this item.

The financial and statistical data presented on the following pages, when viewed along with the financial and statistical data presented in pages 21 through 48 of Bancorp's Annual Report to Shareholders, provides a detailed review of Bancorp's business activities.

INVESTMENT PORTFOLIO

At December 31, 1996, Bancorp's investment portfolio included no investments which were not issued by the U.S. Government, its agencies, or corporations and which exceeded ten percent of Bancorp's shareholders' equity.

LOAN PORTFOLIO

The following table shows the composition of Bancorp's loan portfolio at the end of each of the last five years:

                                                  December 31
                           --------------------------------------------------------
                               1996      1995       1994       1993        1992
                           ---------- ---------- ---------- ----------  -----------
                                             (Dollars in thousands)
Commercial                 $  398,034 $  340,942 $  286,635 $  247,052  $  237,935
Real estate--construction      43,262     41,845     29,273     31,597      15,283
Real estate--mortgage         863,414    788,805    746,150    665,390     658,689
Installment                   366,051    329,034    285,412    214,600     195,947
Credit card                    16,107     15,406     15,599     16,703      17,946
Lease financing                14,821     16,557     16,102     14,872      13,035
                           ---------- ---------- ---------- ----------  ----------
  Total loans              $1,701,689 $1,532,589 $1,379,171 $1,190,214  $1,138,835
                           ========== ========== ========== ==========  ==========

NONPERFORMING ASSETS

The accrual of interest on a loan is discontinued and interest collected on such loan is credited to loan principal if, in the opinion of management, full collection of principal is doubtful. The following table summarizes Bancorp's nonaccrual loans, restructured loans, other real estate owned/in-substance foreclosures, and past due loans as of the end of each of the last five years:

                                                       December 31
                                  ---------------------------------------------------
                                   1996       1995       1994       1993        1992
                                  -------    -------    -------    -------    -------
                                                  (Dollars in thousands)
Nonaccrual loans                  $ 4,850    $ 2,764    $ 2,412    $ 4,679    $ 9,216
Restructured loans                    890        517      1,429        605        719
OREO and ISF*                         264      1,677      2,116      3,673      9,549
                                  -------    -------    -------    -------    -------
  Total nonperforming assets      $ 6,004    $ 4,958    $ 5,957    $ 8,957    $19,484
                                  =======    =======    =======    =======    =======

Nonperforming assets as a
percent of total loans plus
OREO and ISF                         0.35%      0.32%      0.43%      0.75%      1.70%

Accruing loans past due
  90 days or more                 $   906    $ 1,071    $   683    $ 1,321    $ 1,547

*Other Real Estate Owned and In-Substance Foreclosures

As a result of management's continued effort to improve asset quality, OREO and ISF decreased $1,413,000 in 1996, $439,000 in 1995 and $1,557,000 in 1994.
While the dollar amount of nonaccrual loans has increased, the percentage of total nonperforming assets to total loans remains lower than historical levels.

POTENTIAL PROBLEM LOANS

At December 31, 1996, Bancorp had $1,195,000 in loans for which payments were presently current, but the borrowers were experiencing financial difficulties. These loans are a combination of commercial, real estate, and installment loans and are not included as part of nonaccrual loans, nor are they included within restructured loans or loans past due 90 days or more and still accruing. However, these loans are subject to constant monitoring by management, and their status is reviewed on a continual basis. These loans were considered by management in determining the adequacy of the recorded allowance for loan losses at December 31, 1996.

LOAN LOSS DATA

                                             1996     1995      1994      1993      1992
                                           -------   -------   -------   -------   -----
                                                       (Dollars in thousands)


Transactions in the allowance for
  loan losses:
Balance at January 1                       $20,437   $18,609   $18,380   $17,014   $17,739
Loans Charged off:
  Commercial                                 1,210       790       648     1,634     3,600
  Real estate--construction                                                          1,059
  Real estate--mortgage                        226        26       124       320     1,763
  Installment and other
    consumer financing                       2,340     1,721     1,248     1,580     1,936
  Lease financing                              187       107       132       155        44
                                           -------   -------   -------   -------   -------
    Total loans charged off                  3,963     2,644     2,152     3,689     8,402
                                           -------   -------   -------   -------   -------

Recoveries of loans previously charged off:
  Commercial                                   346       546       384       538       346
  Real estate--construction                                8                            56
  Real estate--mortgage                         54        39        41        65       143
  Installment and other
    consumer financing                         711       592       653       676       582
  Lease financing                               62        17        35        29         7
                                           -------   -------   -------   -------   -------
    Total recoveries                         1,173     1,202     1,113     1,308     1,134
                                           -------   -------   -------   -------   -------

Net charge-offs                              2,790     1,442     1,039     2,381     7,268
Allowance acquired through mergers
  and acquisitions                           1,592     1,162
Provision for loan losses                    3,433     2,108     1,268     3,747     6,543
                                           -------   -------   -------   -------   -------

Balance at December 31                     $22,672   $20,437   $18,609   $18,380   $17,014
                                           =======   =======   =======   =======   =======


Ratios:

  Net charge-offs as a percent of:
    Average loans outstanding                0.17%     0.10%     0.08%     0.21%     0.63%
    Provision                               81.27%    68.41%    81.94%    63.54%   111.08%
    Allowance                               12.31%     7.06%     5.58%    12.95%    42.72%
  Allowance as a percent of:
    5 year moving average of
      net charge-offs                      759.79%   603.64%   402.18%   347.24%   313.95%
    Year-end loans, net of
      unearned income                        1.33%     1.33%     1.35%     1.54%     1.50%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows an allocation of the allowance for loan losses for each of the five years indicated:

                                               December 31
                 -----------------------------------------------------------------------
                      1996          1995           1994           1993           1992
                 -------------  -------------  -------------  ------------   -----------
                     $      %      $       %      $       %      $       %      $      %
                 -------  ----  -------  ----  -------  ----  -------  ----  ------  ---
                                         (Dollars in thousands)

Balance at End
of Period Appli-
cable to:
Commercial       $ 4,826   23%  $ 4,254   22%  $ 4,395   21%  $ 4,457   21%  $ 5,088   21%
Real estate-
 construction        172    3%      210    3%      340    2%      300    3%       64    1%
Real estate-
 mortgage          3,510   51%    3,713   52%    2,552   54%    4,305   56%    4,796   58%
Installment &
 credit card       5,419   22%    4,184   22%    3,298   22%    3,104   19%    3,308   19%
Lease financing      327    1%      196    1%      154    1%      512    1%      733    1%
Unallocated        8,418   N/A    7,880   N/A    7,870   N/A    5,702   N/A    3,025   N/A
                 -------  ----  -------  ----  -------  ----  -------  ----  -------  ----
                 $22,672  100%  $20,437  100%  $18,609  100%  $18,380  100%  $17,014  100%
                 =======  ====  =======  ====  =======  ====  =======  ====  =======  ====

$ - Dollar Amount

% - Percent of Loans in Each Category to Total Loans


DIVIDEND PAYOUT RATIO

The dividend payout ratios for 1996, 1995 and 1994 were 48.1%, 42.5%, and 41.9%, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and report of independent auditors included on pages 31 through 47 of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 48 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 is contained under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 3 through 5 of Bancorp's Proxy Statement, dated March 17, 1997 with respect to the Annual Meeting of Shareholders to be held on April 22, 1997 which was filed pursuant to Regulation 14(A) of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in
Part I of this Form 10-K in partial response to Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under "Meetings of the Board of Directors and Committees of the Board" on page 16, "Executive Compensation" on pages 18 through 22, and under "Compensation Committee Report" on pages 24 through 26 of Bancorp's Proxy Statement dated March 17, 1997 is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 3 through 5 of Bancorp's Proxy Statement dated March 17, 1997 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing in Note 15 of the Notes to Consolidated Financial Statements included on page 44 of Bancorp's Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  Documents filed as a part of the Report:                                       Page*
                                                                                    ----
      (1)  Report of Ernst & Young LLP, Independent Auditors  ...................    47

           Consolidated Balance Sheets as of December 31, 1996 and 1995..........    31

           Consolidated Statements of Earnings for year ended
           December 31, 1996, 1995 and 1994  ....................................    32

           Consolidated Statements of Cash Flows for year ended
           December 31, 1996, 1995 and 1994  ....................................    33

           Consolidated Statements of Changes in Shareholders' Equity
           for year ended December 31, 1996, 1995 and 1994  .....................    34

           Notes to Consolidated Financial Statements............................    35

      (2)  Financial Statement Schedules:

           Schedules to the consolidated financial statements required by
           Regulation S-X are not required under the related instructions, or
           are inapplicable, and therefore have been omitted ....................    N/A


-------------------------------------------------------------------------------

*THE PAGE NUMBERS INDICATED REFER TO PAGES OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 WHICH ARE INCORPORATED HEREIN BY REFERENCE.



    (3)   Exhibits:

          Exhibit
          Number
          -------

          (3)a*  Articles of Incorporation, revised April 26,
                 1994 and incorporated herein by reference to Exhibit (3)a to Form 10-K for the year ended
                 December 31, 1994.

          (3)b   Restated Code of Regulations, revised April 23, 1996.

          (10)* First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

          (11) Computation of Consolidated Net Earnings Per Share for the Year Ended December 31, 1996, 1995 and 1994.

          (13) Registrant's annual report to security holders for the year ended December 31, 1996.

          (22)   First Financial Bancorp. Subsidiaries.

          (23)   Consent of Ernst & Young LLP, Independent Auditors.


(b)        Reports on Form 8-K:

           During the fourth quarter of the year ended December 31, 1996, the registrant did not file any reports on Form 8-K.

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

FIRST FINANCIAL BANCORP.

By: /s/ Stanley N. Pontius
   -----------------------------------
Stanley N. Pontius, Director
President and Chief Executive Officer

Date    3/19/97
    ----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Richard J. Fitton                         /s/ Michael R. O'Dell
--------------------------------------        ----------------------------------
Richard J. Fitton, Director                   Michael R. O'Dell,
Chairman of the Board                         Senior Vice President, Chief
                                              Financial Officer, and Secretary

Date    3/19/97                               Date   3/19/97

    ----------------------------------            ------------------------------

/s/ Stanley N. Pontius                        /s/ Charles T. Koehler
--------------------------------------        ----------------------------------
Stanley N. Pontius, Director                  Charles T. Koehler, Director
President and Chief Executive Officer

Date    3/19/97                               Date    3/11/97
    ----------------------------------            ------------------------------

/s/ Carl R. Fiora                             /s/ Lauren N. Patch
--------------------------------------        ----------------------------------
Carl R. Fiora, Director                       Lauren N. Patch, Director

Date    3/11/97                               Date    3/10/97
    ----------------------------------            ------------------------------

/s/ Don M. Cisle                              /s/ Thomas C. Blake
--------------------------------------        ----------------------------------
Don M. Cisle, Director                        Thomas C. Blake, Director

Date    3/10/97                               Date    3/11/97
    ----------------------------------            ------------------------------

/s/ Barry S. Porter                           /s/ F. Elden Houts
--------------------------------------        ----------------------------------
Barry S. Porter, Director                     F. Elden Houts, Director

Date    3/10/97                               Date    3/18/97
    ----------------------------------            ------------------------------

/s/ Murph Knapke                              /s/ Joseph M. Gallina
--------------------------------------        ----------------------------------
Murph Knapke, Director                        Joseph M. Gallina, Comptroller

Date    3/18/97                               Date    3/10/97
    ----------------------------------            ------------------------------