Form 10-Q
period 1997-03-31
FIRST FINANCIAL BANCORP /OH/
filed 1997-05-14
CIK 708955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1997
                              -----------------------------

                                       OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number       0-12379
                       --------------------

                            FIRST FINANCIAL BANCORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                          31-1042001
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     300 High Street, Hamilton, Ohio                            45011
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (513) 867-4700
                                                   ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X   No
                           -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at May 1, 1997
       -----------------------------        --------------------------
       Common stock, $8.00 par value                15,037,691

                            FIRST FINANCIAL BANCORP.

                                     INDEX

                                                           Page No.
                                                           --------
 Part I-Financial Information

         Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                  1

         Consolidated Statements of Earnings -
          Three Months Ended March 31, 1997 and 1996            2

         Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996            3

         Notes to Consolidated Financial Statements             5

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7

 Part II-Other Information

         Item 6  Exhibits and Reports on Form 8-K              12

 Signatures                                                    13

                         PART I - FINANCIAL INFORMATION
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Unaudited, dollars in thousands)

                                                           March 31,       December 31,
                                                             1997              1996
                                                           ---------       ------------
Assets
Cash and due from banks                                   $  110,896       $  110,767
Interest-bearing deposits with other banks                     3,774            5,079
Federal funds sold and securities purchased
  under agreements to resell                                  12,758           12,201
Investment securities held-to-maturity, at cost
  (market value - $70,835 at March 31, 1997 and
   $83,441 at December 31, 1996)                              67,496           78,945
Investment securities available-for-sale, at market          301,120          290,701
Loans
  Commercial                                                 411,270          398,034
  Real estate-construction                                    43,032           43,262
  Real estate-mortgage                                       875,460          863,414
  Installment                                                384,667          366,051
  Credit card                                                 14,818           16,107
  Lease financing                                             15,024           14,821
                                                          ----------       ----------
      Total loans                                          1,744,271        1,701,689
  Less
    Unearned income                                            1,376            1,425
    Allowance for loan losses                                 23,651           22,672
                                                          ----------       ----------
      Net loans                                            1,719,244        1,677,592
Premises and equipment                                        43,034           42,633
Deferred income taxes                                          3,524            2,802
Accrued interest and other assets                             46,805           40,991
                                                          ----------       ----------
      Total assets                                        $2,308,651       $2,261,711
                                                          ==========       ==========
Liabilities
Deposits
  Noninterest-bearing                                     $  230,298       $  238,415
  Interest-bearing                                         1,667,238        1,641,551
                                                          ----------       ----------
      Total deposits                                       1,897,536        1,879,966
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                            42,674           35,304
  Federal Home Loan Bank borrowings                           59,000           56,500
  Other                                                        2,281            1,975
                                                          ----------       ----------
      Total short-term borrowings                            103,955           93,779
Long-term borrowings                                          11,223            6,506
Accrued interest and other liabilities                        28,439           22,978
                                                          ----------       ----------
         Total liabilities                                 2,041,153        2,003,229
Shareholders' equity
Common stock - par value, $8 per share
  Authorized - 25,000,000 shares
  Issued - 15,050,158 in 1997 and 14,727,772 in 1996         120,401          117,822
Surplus                                                       45,336           47,125
Retained earnings                                            102,511           93,369
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes               129            1,162
Restricted stock awards                                         (421)            (220)
Treasury stock, at cost, 15,301 shares in 1997
  and 25,907 shares in 1996                                     (458)            (776)
                                                          ----------       ----------
      Total shareholders' equity                             267,498          258,482
                                                          ----------       ----------
      Total liabilities and shareholders' equity          $2,308,651       $2,261,711
                                                          ==========       ==========

                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                    Three months ended
                                                        March 31,
                                                  1997             1996
                                                --------        ---------
Interest income
  Loans, including fees                          $39,016          $34,475
  Investment securities
    Taxable                                        4,743            4,710
    Tax-exempt                                     1,337            1,486
                                                 -------          -------
      Total investment interest                    6,080            6,196
  Interest-bearing deposits with
    other banks                                       79              118
  Federal funds sold and securities
    purchased under agreements to resell             194              148
                                                 -------          -------
      Total interest income                       45,369           40,937
Interest expense
  Deposits                                        16,825           16,198
  Short-term borrowings                            1,148              557
  Long-term borrowings                               158               52
                                                 -------          -------
      Total interest expense                      18,131           16,807
                                                 -------          -------
      Net interest income                         27,238           24,130
  Provision for loan losses                          860              606
                                                 -------          -------
      Net interest income after
        provision for loan losses                 26,378           23,524
Noninterest income
  Service charges on deposit accounts              2,373            2,183
  Trust revenues                                   2,455            2,086
  Investment securities gains                          9                0
  Other                                            1,350              988
                                                 -------          -------
     Total noninterest income                      6,187            5,257
Noninterest expenses
  Salaries and employee benefits                  10,239            9,146
  Net occupancy                                    1,311            1,215
  Furniture and equipment                          1,111              931
  Data processing                                  1,228            1,169
  Deposit insurance                                   65              211
  State taxes                                        407              416
  Other                                            4,159            4,040
                                                 -------          -------
     Total noninterest expenses                   18,520           17,128
                                                 -------          -------
     Income before income taxes                   14,045           11,653
  Income tax expense                               4,631            3,827
                                                 -------          -------
     Net earnings                                $ 9,414          $ 7,826
                                                 =======          =======
Net earnings per common share                    $  0.63          $  0.55
                                                 =======          =======
Cash dividends declared per share                $  0.30          $  0.27
                                                 =======          =======
Average shares outstanding                    15,030,321       14,321,873
                                              ==========       ==========

                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                   1997           1996
                                                                --------        --------
Operating activities
  Net earnings                                                  $  9,414        $  7,826
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                        860             606
    Provision for depreciation and amortization                    1,243             964
    Net amortization of investment security
      premiums and accretion of discounts                            193             156
    Realized investment security gains                                (9)              0
    Originations of mortgage loans held for sale                 (10,673)        (10,226)
    Gains from sales of mortgage loans held for sale                (139)           (160)
    Proceeds from sale of mortgage loans held for sale            10,812          10,386
    Deferred income taxes                                            (82)             31
    (Increase) decrease in interest receivable                      (763)            489
    Increase in cash surrender value of life insurance            (3,193)         (7,990)
    Increase in prepaid expenses                                    (995)           (646)
    Increase in accrued expenses                                   3,977           3,482
    Increase (decrease) in interest payable                          147             (90)
    Other                                                            984             (43)
                                                                --------        --------
      Net cash provided by operating activities                   11,776           4,785

Investing activities
  Proceeds from sales of investment securities
     available-for-sale                                                0               0
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                     17,431          56,776
  Purchases of investment securities available-for-sale          (24,929)        (35,470)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                       12,022           5,969
  Purchases of investment securities held-to-maturity               (356)           (650)
  Net decrease (increase) in interest-bearing deposits
     with other banks                                              1,305          (1,549)
  Net decrease in federal funds sold and
     securities purchased under agreements to resell               5,343           7,933
  Net increase in loans and leases                               (14,483)         (6,016)
  Recoveries from loans and leases previously charged off            346             226
  Proceeds from disposal of other real estate owned                  149              28
  Cash and cash equivalents acquired in merger                     8,288               0
  Purchases of premises and equipment                               (605)           (975)
                                                                --------        --------
      Net cash provided by investing activities                    4,511          26,272

Financing activities
  Net decrease in total deposits                                 (26,586)        (19,406)
  Net increase (decrease) in short-term borrowings                10,176         (21,461)
  Net increase in long-term borrowings                             4,717             738
  Cash dividends declared                                         (4,510)         (3,907)
  Proceeds from exercise of stock options, net of shares
     purchased                                                        45              67
                                                                --------        --------
      Net cash used in financing activities                      (16,158)        (43,969)
                                                                --------        --------
         Increase (decrease) in cash and cash equivalents            129         (12,912)
 Cash and cash equivalents at beginning of period                110,767         108,685
                                                                --------        --------
        Cash and cash equivalents at end of period              $110,896        $ 95,773
                                                                ========        ========

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                             1997         1996
                                                           --------     --------
Supplemental disclosures
  Interest paid                                             $20,100      $16,897
                                                            =======      =======
  Income taxes paid                                         $   295      $   332
                                                            =======      =======
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115                $   610      $   436
                                                            =======      =======
  Acquisition of other real estate owned through
      foreclosure                                           $   238      $    10
                                                            =======      =======
  Issuance of restricted stock awards                       $   226      $   226
                                                            =======      =======



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

NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio, Farmers State Bank and National Bank of Hastings. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which currently exceeds 15 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

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

Average common shares outstanding have been adjusted for a 10% stock dividend declared by the Board of Directors on September 24, 1996, payable on November 1, 1996. Appropriately, shares outstanding and earnings and dividends per share in the accompanying financial statements have been restated to reflect the above-mentioned stock dividend. The 10% stock dividend was recorded by transferring the fair market value of the shares issued from retained earnings to common stock and surplus. The assumed exercise of stock options would not have a materially dilutive effect; therefore, fully diluted earnings per share is not presented.

NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Bancorp offers a variety of financial instruments with off- balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit and commitments outstanding to extend credit is represented by the contractual amounts of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Following is a discussion of these transactions.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 1997, Bancorp had issued standby letters of credit aggregating $10,985,000 compared to $9,706,000 issued as of December 31, 1996. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $293,053,000 at March 31, 1997 and $270,232,000 at December 31, 1996. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: BUSINESS COMBINATIONS

On January 1, 1997, Bancorp issued 322,386 shares of its common stock in exchange for all the outstanding common stock of Hastings Financial Corporation (Hastings) of Hastings, Michigan. Upon consummation of the merger, Hastings was merged out of existence and National Bank of Hastings, Hasting's only subsidiary became a wholly owned subsidiary of Bancorp. This merger was accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, were not restated for periods prior to January 1, 1997.

NOTE 4:  PENDING MERGERS AND ACQUISITIONS

On January 13, 1997, Bancorp signed a Plan and Agreement of Merger with Southeastern Indiana Bancorp (SIB). SIB's only subsidiary, Vevay Deposit Bank, has its main office and two other offices in Vevay, Indiana and an additional office in East Enterprise, Indiana. Under the terms of the merger agreement, Bancorp will pay $7,800,000 in cash for all the outstanding common stock of SIB. Upon consummation of the merger, SIB will be merged out of existence and Vevay Deposit Bank will become a wholly owned subsidiary of Bancorp. Subject to regulatory approval and approval by SIB's shareholders, the merger is expected to occur during the second quarter of 1997. The merger will be accounted for using the purchase method of accounting.

NOTE 5:  ACCOUNTING CHANGES

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was released in June 1996 and was effective for transactions occuring after December 31, 1996. Early adoption of SFAS No. 125 was not permitted. Under the provisions of SFAS No. 125, each party to a transaction recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered and derecognizes liabilities only when they have been extinguished. Transactions are to be separated into components and separate assets and liabilities may need to be recorded for the different components. The financial impact of adopting this statement was immaterial.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                               1997                               1996
                                              -------     --------------------------------------------------
                                              Mar. 31      Dec. 31        Sep. 30      Jun. 30      Mar. 31
                                              -------     ---------       -------      -------      --------
                                                                 (Dollars in thousands)
Net Earnings                                $    9,414    $    9,489    $    7,580   $    9,045   $    7,826
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 1,730,946     1,665,127     1,635,564    1,588,249    1,528,462
  Investment securities                        369,438       376,345       381,986      380,887      373,359
  Other earning assets                          20,266        15,131        12,848       22,283       18,482
                                            ----------    ----------    ----------   ----------   ----------
    Total Earning Assets                     2,120,650     2,056,603     2,030,398    1,991,419    1,920,303
  Total assets                               2,281,811     2,211,307     2,180,410    2,137,669    2,059,649
  Deposits                                   1,888,159     1,831,974     1,803,351    1,813,461    1,749,361
  Shareholders' equity                         266,008       255,733       249,941      247,468      236,539
Key Ratios:
  Average equity to average total assets        11.66%        11.56%        11.46%       11.58%       11.48%
  Return on average total assets                 1.65%         1.72%         1.39%        1.69%        1.52%
  Return on average equity                      14.16%        14.84%        12.13%       14.62%       13.23%
  Net interest margin (fully tax equivalent)     5.29%         5.31%         5.25%        5.25%        5.21%


NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $3,024,000 over the first quarter of 1996. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the first quarter of 1997.


                                                 1997               Quarter Ended 1996
                                               -------     -------------------------------------------
                                               Mar. 31      Dec. 31     Sep. 30    Jun. 30    Mar. 31
                                               -------     --------     -------    -------    --------
                                                                    (Dollars in thousands)
Interest income                                $45,369      $44,497     $43,582    $42,259    $40,937
Interest expense                                18,131       18,058      17,793     17,049     16,807
                                               -------      -------     -------    -------    -------
  Net interest income                           27,238       26,439      25,789     25,210     24,130
Tax equivalent adjustment to interest income       782          856         879        909        866
                                               -------      -------     -------    -------    -------
Net interest income (fully tax equivalent)     $28,020      $27,295     $26,668    $26,119    $24,996
                                               =======      =======     =======    =======    =======

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, average earning assets had an increase in rates, while average interest-bearing liabilities experienced a decrease in rates for the three month period ended March 31, 1997 in comparison to the same period in 1996. The rates had more impact on interest expense than interest income. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                               Three Months
                                   Ended          Change Due To:
                               Mar. 31, 1997    -------------------
                                 Over 1996       Rate       Volume
                               -------------    ------     --------
                                      (Dollars in thousands)
         Interest income            $4,432         $146     $4,286
         Interest expense            1,324         (362)     1,686
                                    ------         ----     ------
         Net interest income        $3,108         $508     $2,600
                                    ======         ====     ======

OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 1997 was $9,408,000 which was an increase of $1,592,000 or 20.4% over that reported in the same period in 1996. This increase in net operating income can be primarily attributed to an increase in net interest income of $3,108,000 or 12.9%. Noninterest income, excluding securities transactions, for the first three months of 1997 increased 17.5% in comparison to the same period in 1996 as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 8.13%.

INCOME TAXES

For the first three months of 1997, income tax expense was $4,631,000 compared to $3,827,000 for the same period in 1996, or an increase of $804,000. In 1997, $4,628,000 of the tax expense was related to operating income with a tax expense of $3,000 related to securities transactions. In the first three months of 1996, income tax expense related to operating income was $3,837,000 with a tax benefit related to securities transactions of $10,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $2,383,000 or 20.4% over that reported for the first three months of 1996 and a higher effective tax rate for the period in 1997. The higher effective tax rate was primarily attributable to significant calls of tax-exempt securities which decreased tax-exempt income.

NET EARNINGS

Net earnings for the first three months of 1997 were $1,588,000 or 20.3% greater than that recorded during the same period in 1996. As was discussed previously, net operating income was $9,408,000 which was 20.4% greater than the same period in 1996. Net securities gains through March 31, 1997 were $6,000 compared to $10,000 for the period ending March 31, 1996.

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

At March 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $3,458,000 and $1,776,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,415,000 at March 31, 1997 and $720,000 at March 31, 1996. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective quarters ended March 31, 1997 and 1996, was approximately $3,040,000 and $1,785,000. For the three months ended March 31, 1997, Bancorp recognized interest income on those impaired loans of $64,000 compared to $16,000 for the same period in 1996. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                         1997                     Quarter Ended 1996
                                        -------      ---------------------------------------------
                                        Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                        -------      --------     -------     -------     --------
                                                       (Dollars in thousands)
  Balance at beginning of period        $22,672       $21,972     $21,605     $20,659    $20,437
  Allowance acquired through merger         438           869                     723
  Provision for loan losses                 860           966       1,097         764        606
  Loans charged off                        (665)       (1,447)     (1,026)       (880)      (610)
  Recoveries                                346           312         296         339        226
                                        -------       -------     -------     -------    -------
    Net charge offs                        (319)       (1,135)       (730)       (541)      (384)
                                        -------       -------     -------     -------    -------
  Balance at end of period              $23,651       $22,672     $21,972     $21,605    $20,659
                                        =======       =======     =======     =======    =======
  Ratios:
    Allowance to period end loans,
      net of unearned income              1.36%          1.33%       1.33%       1.34%     1.34%
    Recoveries to charge offs            52.03%         21.56%      28.85%      38.52%    37.05%
    Allowance as a multiple of
      net charge offs                    74.14X         19.98X      30.10X      39.94X    53.80X

NONPERFORMING/UNDERPERFORMING ASSETS

The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $1,489,000 or 24.7% in the first quarter of 1997 when compared to the first quarter of 1996, and in that same period, accruing loans past due 90 days or more decreased $28,000. Nonperforming assets increased $1,502,000 or 25.0% in the first quarter of 1997 when compared to the fourth quarter of 1996. There were no individually large loans contributing to this increase. While the increase may seem large, the level of nonperforming assets as a percentage of loans in the current quarter has only increased a small amount compared to 1996 levels. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.



                                           1997                     Quarter Ended 1996
                                          -------      ---------------------------------------------
                                          Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                          -------      --------     -------     -------     --------
                                                             (Dollars in thousands)
    Nonaccrual loans                        $6,611       $4,850      $5,028      $3,931      $3,789
    Restructured loans                         550          890         507         573         582
    OREO/ISF*                                  345          264       1,118       1,777       1,646
                                            ------       ------      ------      ------      ------
      Total nonperforming assets             7,506        6,004       6,653       6,281       6,017
    Accruing loans past due
      90 days or more                        1,009          906       1,238       1,198       1,037
                                            ------       ------      ------      ------      ------
      Total underperforming assets          $8,515       $6,910      $7,891      $7,479      $7,054
                                            ======       ======      ======      ======      ======
    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.43%        0.35%       0.40%       0.39%       0.39%
                                            ======       ======      ======      ======      ======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.49%        0.41%       0.48%       0.46%       0.46%
                                            ======       ======      ======      ======      ======

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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 1997 Bancorp's deposit liabilities had increased by 0.93% from December 31, 1996. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings increased to $103,955,000 at March 31, 1997, compared to $93,779,000 at December 31, 1996.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 1997, securities maturing in one year or less amounted to $35,233,000, representing 9.56% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 1997, amounted to $474,231,000, representing 20.5% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 1997, Bancorp had classified $301,120,000 in investment securities available-for- sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $605,000 for the first three months of 1997. In addition, remodeling is a planned and ongoing process given the 90 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 1997 were approximately $615,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

CAPITAL ADEQUACY

The Federal Reserve established risk-based capital requirements for U.S. banking organizations which have been adopted by the Office of Thrift Supervision for savings and loan associations. Risk weights are assigned to on-and off-balance sheet items in arriving at risk-adjusted total assets. Regulatory capital is divided by risk-adjusted total assets, with the resulting ratios compared to minimum standards to determine whether a bank has adequate capital.

Regulatory guidelines require a 4.00% Tier 1 capital ratio, an 8.00% Total risk-based capital ratio and a 4.00% Leverage ratio. Tier 1 capital consists primarily of common shareholders' equity, net of intangibles, and Total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The Leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp's Tier I ratio at March 31, 1997, was 16.0%, its Total risked-based capital was 17.3% and its Leverage ratio was 11.5%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.

                                             1997                     Quarter Ended 1996
                                            -------      ---------------------------------------------
                                            Mar. 31       Dec. 31     Sep. 30     Jun. 30      Mar. 31
                                            -------      --------     -------     -------     --------
                                                                 (Dollars in thousands)
Tier I Capital:

Shareholder's equity                      $  267,498    $  258,482  $  252,376   $  248,839  $  237,430
  Less:  Intangible assets                     5,187         4,154       1,528        1,586       1,644
  Less:  Unrealized net securities
         gains (losses)                          129         1,162         154         (244)        695
                                          ----------    ----------  ----------   ----------  ----------
Total Tier I Capital                      $  262,182    $  253,166  $  250,694   $  247,497  $  235,091
                                          ==========    ==========  ==========   ==========  ==========

Total Risk-Based Capital:
Tier I Capital                            $  262,182    $  253,166  $  250,694   $  247,497  $  235,091
Qualifying Allowance for Loan Losses          20,468        19,856      19,263       18,833      17,947
                                          ----------    ----------  ----------   ----------  ----------
Total Risk-Based Capital                  $  282,650    $  273,022  $  269,957   $  266,330  $  253,038
                                          ==========    ==========  ==========   ==========  ==========
Risk Weighted Assets                      $1,637,465    $1,588,464  $1,538,359   $1,503,886  $1,433,051
                                          ==========    ==========  ==========   ==========  ==========

Risk-Based Ratios:
  Tier I                                      16.04%        15.94%      16.30%       16.46%      16.40%
                                          ==========    ==========  ==========   ==========  ==========
  Total Risk-Based Capital                    17.30%        17.19%      17.55%       17.71%      17.66%
                                          ==========    ==========  ==========   ==========  ==========
  Leverage                                    11.52%        11.83%
                                          ==========    ==========

ACCOUNTING AND REGULATORY MATTERS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 on earnings per share presentation. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. FASB Statement No. 128 requires the presentation of basic (excludes dilution) and fully diluted earnings per share.

The impact to Bancorp from adoption of this Statement is not expected to be material. Bancorp has presented earnings per share for the first quarter of 1997 of $0.63. Basic and diluted earnings per share for the same period calculated according to the new standard would also be $0.63.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                           PART II-OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
             (b) Reports on Form 8-K

             On February 12, 1997, Bancorp filed a Form 8-K reporting the unaudited consolidated statement of earnings for the month ended January 31, 1997 which covered the financial results of more than 30 days of post-merger combined operations of Bancorp and National Bank of Hastings. See "Note 3: Business Combinations" for further information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          FIRST FINANCIAL BANCORP.

                                          (Registrant)

/s/ Michael R. O'Dell                     /s/ Joseph M. Gallina
--------------------------------          ------------------------------------
    Michael R. O'Dell, Senior Vice            Joseph M. Gallina,
    President, Chief Financial                Comptroller
    Officer and Secretary                     (Principal Accounting Officer)





Date   May 13, 1997                       Date    May 13, 1997
    -----------------                         -------------------