Form 10-Q
period 1997-06-30
FIRST FINANCIAL BANCORP /OH/
filed 1997-08-14
CIK 708955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the quarterly period ended        JUNE 30, 1997
                                          ----------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                   to
                               -----------------    ---------------------
Commission file number 0-12379
                      ----------

                            FIRST FINANCIAL BANCORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                             31-1042001
------------------------------------------        -----------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

 300 High Street, Hamilton, Ohio                              45011
------------------------------------------        -----------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (513) 867-4700
                                                  -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       -----   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 1, 1997
----------------------------------            ---------------------------------
 Common stock, $8.00 par value                         15,045,477

                            FIRST FINANCIAL BANCORP.

                                      INDEX

                                                                                   Page No.
                                                                                   --------

 Part I-Financial Information
                  Consolidated Balance Sheets -
                   June 30, 1997 and December 31, 1996                                1

                  Consolidated Statements of Earnings -
                   Six and Three Months Ended June 30, 1997 and 1996                  2

                  Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1997 and 1996                            3

                  Notes to Consolidated Financial Statements                          5

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      8


 Part II-Other Information

                  Item 4 Submission of Matters to a Vote of Security Holders          14

                  Item 6  Exhibits and Reports on Form 8-K                            15


 Signatures                                                                           16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                           June 30,     December 31,
                                                             1997         1996
                                                          ------------  -----------
ASSETS
Cash and due from banks                                 $   120,547     $   110,767
Interest-bearing deposits with other banks                    2,106           5,079
Federal funds sold and securities purchased
  under agreements to resell                                  5,930          12,201
Investment securities held-to-maturity, at cost
  (market value - $69,638 at June 30, 1997 and
   $83,441 at December 31, 1996)                             65,981          78,945
Investment securities available-for-sale,
  at market value (cost of $310,428 at June 30, 1997
  and $288,829 at December 31, 1996)                        312,672         290,701
Loans
  Commercial                                                440,876         398,034
  Real estate-construction                                   40,470          43,262
  Real estate-mortgage                                      904,904         863,414
  Installment                                               395,876         366,051
  Credit card                                                15,390          16,107
  Lease financing                                            17,944          14,821
                                                        -----------     -----------
      Total loans                                         1,815,460       1,701,689
  Less
    Unearned income                                           1,473           1,425
    Allowance for loan losses                                24,553          22,672
                                                        -----------     -----------
      Net loans                                           1,789,434       1,677,592
Premises and equipment                                       43,518          42,633
Deferred income taxes                                         2,310           2,802
Accrued interest and other assets                            51,536          40,991
                                                        -----------     -----------
      TOTAL ASSETS                                      $ 2,394,034     $ 2,261,711
                                                        ===========     ===========
LIABILITIES
Deposits
  Noninterest-bearing                                   $   250,348     $   238,415
  Interest-bearing                                        1,695,009       1,641,551
                                                        -----------     -----------
      Total deposits                                      1,945,357       1,879,966
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                           73,174          35,304
  Federal Home Loan Bank borrowings                          64,500          56,500
  Other                                                       2,106           1,975
                                                        -----------     -----------
      Total short-term borrowings                           139,780          93,779
Long-term borrowings                                         11,161           6,506
Accrued interest and other liabilities                       23,225          22,978
                                                        -----------     -----------
         TOTAL LIABILITIES                                2,119,523       2,003,229
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 60,000,000 shares
  Issued - 15,050,158 in 1997 and 14,727,772 in 1996        120,401         117,822
Surplus                                                      45,302          47,125
Retained earnings                                           108,012          93,369
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes            1,398           1,162
Restricted stock awards                                        (395)           (220)
Treasury stock, at cost, 6,898 and 25,907 shares               (207)           (776)
                                                        -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                            274,511         258,482
                                                        -----------     -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 2,394,034     $ 2,261,711
                                                        ===========     ===========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                             Six months ended     Three months ended
                                                 June 30,              June 30,
                                             ----------------     ------------------
                                              1997       1996       1997      1996
                                              ----       ----       ----      ----
INTEREST INCOME
  Loans, including fees                    $  79,718  $  70,112  $  40,702 $   35,637
  Investment securities
    Taxable                                    9,858      9,471      5,115      4,761
    Tax-exempt                                 2,606      3,045      1,269      1,559
                                           ---------  ---------  ---------  ---------
      Total investment interest               12,464     12,516      6,384      6,320
  Interest-bearing deposits with
    other banks                                  133        238         54        120
  Federal funds sold and securities
    purchased under agreements to resell         321        330        127        182
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                   92,636     83,196     47,267     42,259
INTEREST EXPENSE
  Deposits                                    34,083     32,646     17,258     16,448
  Short-term borrowings                        2,538      1,095      1,390        538
  Long-term borrowings                           324        115        166         63
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  36,945     33,856     18,814     17,049
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     55,691     49,340     28,453     25,210
  Provision for loan losses                    1,983      1,370      1,123        764
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             53,708     47,970     27,330     24,446
NONINTEREST INCOME
  Service charges on deposit accounts          4,883      4,525      2,510      2,342
  Trust income                                 4,802      4,160      2,347      2,074
  Investment securities gains (losses)             7         (3)        (2)        (3)
  Other                                        2,725      1,980      1,375        992
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 12,417     10,662      6,230      5,405
NONINTEREST EXPENSES
  Salaries and employee benefits              20,221     18,327      9,982      9,181
  Net occupancy expenses                       2,502      2,352      1,191      1,137
  Furniture and equipment expenses             2,212      1,891      1,101        960
  Data processing expenses                     2,417      2,354      1,189      1,185
  Deposit insurance expense                      172        393        107        182
  State taxes                                    838        838        431        422
  Other                                        8,869      7,762      4,710      3,722
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               37,231     33,917     18,711     16,789
                                           ---------  ---------  ---------  ---------
Income before income taxes                    28,894     24,715     14,849     13,062
Income tax expense                             9,466      7,844      4,835      4,017
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  19,428  $  16,871  $  10,014  $   9,045
                                           =========  =========  =========  =========
Net earnings per common share              $    1.29  $    1.16  $    0.67  $    0.61
                                           =========  =========  =========  =========
Cash dividends declared per share          $    0.60  $    0.54  $    0.30  $    0.27
                                           =========  =========  =========  =========
Average shares outstanding                15,034,688 14,523,462 15,039,007 14,725,051
                                          ========== ========== ========== ==========

                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                           ----------------------
                                                              1997         1996
                                                           --------     ----------
OPERATING ACTIVITIES
  Net earnings                                             $ 19,428     $ 16,871
  Adjustments to reconcile net earnings to net cash
    provided by operating activities

    Provision for loan losses                                 1,983        1,370
    Provision for depreciation and amortization               2,462        1,860
    Net amortization of investment security
      premiums and accretion of discounts                       293          320
    Realized investment security (gains) losses                  (7)           3
    Originations of mortgage loans held for sale            (24,071)     (20,026)
    Gains from sales of mortgage loans held for sale           (324)        (234)
    Proceeds from sale of mortgage loans held for sale       24,395       20,260
    Deferred income taxes                                       481           36
    Increase in interest receivable                            (960)        (270)
    Increase in cash surrender value of life insurance       (3,158)      (8,073)
    Increase in prepaid expenses                             (1,362)        (732)
    (Decrease) increase in accrued expenses                  (1,031)         882
    Increase (decrease) in interest payable                      49         (356)
    Other                                                      (927)        (734)
                                                          ----------   ----------
      Net cash provided by operating activities              17,251       11,177

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                         501            0
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                42,073       89,648
  Purchases of investment securities available-for-sale     (45,112)     (87,836)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                  14,051        8,813
  Purchases of investment securities held-to-maturity          (806)      (1,600)
  Net decrease in interest-bearing deposits
     with other banks                                         2,973          497
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                    17,972       28,951
  Net increase in loans and leases                          (57,352)     (52,011)
  Recoveries from loans and leases previously charged off       543          565
  Proceeds from disposal of other real estate owned             379           53
  Cash acquired in merger                                     8,288        1,845
  Purchase of other financial institutions, net
     of cash acquired                                        (5,909)           0
  Purchases of premises and equipment                        (1,684)      (2,416)
                                                          ----------   ----------
      Net cash used in investing activities                 (24,083)     (13,491)

FINANCING ACTIVITIES
  Net decrease in total deposits                            (25,283)     (27,778)
  Net increase in short-term borrowings                      46,001       28,761
  Increase in long-term borrowings                            4,655        1,721
  Cash dividends declared                                    (9,023)      (7,923)
  Purchase of common stock                                        0         (464)
  Proceeds from exercise of stock options, net of shares
     purchased                                                  262          117
                                                          ----------   ---------
      Net cash provided by (used in) financing activities    16,612       (5,566)
                                                          ----------   ----------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     9,780       (7,880)
 Cash and cash equivalents at beginning of period           110,767      108,685
                                                          ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $120,547     $100,805
                                                          ==========   =========


                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                            --------------------
                                                             1997         1996
                                                             ----         ----

Supplemental disclosures
  Interest paid                                            $ 39,012     $ 33,945
                                                          ==========   =========
  Income taxes paid                                        $ 10,985     $  7,849
                                                          ==========   =========
  Recognition of deferred tax (liabilities) assets
      attributable to FASB Statement No. 115               $   (136)    $    979
                                                          ==========   =========
  Acquisition of other real estate owned through
      foreclosure                                          $    315     $    198
                                                          ==========   =========
  Issuance of restricted stock awards                      $    226     $    226
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

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Citizens Commercial Bank & Trust Company, Van Wert National Bank, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio, Farmers State Bank, National Bank of Hastings and Vevay Deposit Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Goodwill arising from the acquisition of subsidiaries is being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

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

NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with offbalance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 1997, Bancorp had issued standby letters of credit aggregating $20,087,000 compared to $9,706,000 issued as of December 31, 1996. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $303,705,000 at June 30, 1997 and $270,232,000 at December 31, 1996. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: BUSINESS COMBINATIONS
On June 1, 1997, Bancorp paid $7,800,000 in cash for all the outstanding common stock of Southeastern Indiana Bancorp (SIB). Upon consummation of the merger, SIB was merged out of existence and its only subsidiary, Vevay Deposit Bank, became a wholly owned subsidiary of Bancorp. Vevay Deposit Bank has its main office and two other offices in Vevay, Indiana and one office in East Enterprise, Indiana. This merger was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Vevay Deposit Bank's results of operations from the date of acquisition.

On January 1, 1997, Bancorp issued 322,386 shares of its common stock in exchange for all the outstanding common stock of Hastings Financial Corporation (Hastings) of Hastings, Michigan. Upon consummation of the merger, Hastings was merged out of existence and National Bank of Hastings, Hastings' only subsidiary became a wholly owned subsidiary of Bancorp. This merger was accounted for as an immaterial pooling-of-interests and accordingly, the consolidated financial statements, including earnings per share, were not restated for periods prior to January 1, 1997.

NOTE 4:  PENDING MERGERS AND ACQUISITIONS
On June 23, 1997, Bancorp announced its intentions to merge two of its wholly owned subsidiaries, Citizens Commercial Bank (Citizens) and Van Wert National Bank (Van Wert). The newly formed bank will be operating under a new name which has not yet been selected. Subject to regulatory approval, the merger is expected to be completed in the fourth quarter of 1997.

In addition, the combined banks plan to acquire a cluster of branches currently owned by KeyBank National Association (Key), Cleveland, Ohio. The group of Key offices includes 11 branches in Mercer, Auglaize, Allen, Paulding and Williams counties with deposits of approximately $240,000,000. This acquisition is also expected to be completed in the fourth quarter of 1997.

NOTE 5:  ACCOUNTING CHANGES
SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was released in June 1996 and was effective for transactions occurring after December 31, 1996. Early adoption of SFAS No. 125 was not permitted. Under the provisions of SFAS No. 125, each party to a transaction recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered and derecognizes liabilities only when they have been extinguished. Transactions are to be separated into components and separate assets and liabilities may need to be recorded for the different components. The financial impact of adopting this statement was immaterial.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA
                                                     1997                               1996
                                            -----------------------     ------------------------------------
                                               JUN. 30      MAR. 31        DEC. 31      SEP. 30      JUN. 30
                                            ----------   ----------     ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
NET EARNINGS                                $   10,014   $    9,414     $    9,489   $    7,580   $    9,045
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,770,479    1,730,946      1,665,127    1,635,564    1,588,249
  INVESTMENT SECURITIES                        373,697      369,438        376,345      381,986      380,887
  OTHER EARNING ASSETS                          12,549       20,266         15,131       12,848       22,283
                                            ----------   ----------     ----------   ----------   ----------
    TOTAL EARNING ASSETS                     2,156,725    2,120,650      2,056,603    2,030,398    1,991,419
  TOTAL ASSETS                               2,320,075    2,281,811      2,211,307    2,180,410    2,137,669
  DEPOSITS                                   1,907,229    1,888,159      1,813,974    1,803,351    1,813,461
  SHAREHOLDERS' EQUITY                         269,380      266,008        255,733      249,941      247,468
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        11.61%       11.66%         11.56%       11.46%       11.58%
  RETURN ON AVERAGE TOTAL ASSETS                 1.73%        1.65%          1.72%        1.39%        1.69%
  RETURN ON AVERAGE EQUITY                      14.87%       14.16%         14.84%       12.13%       14.62%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.41%        5.29%          5.31%        5.25%        5.25%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $3,079,000 over the second quarter of 1996 and $1,178,000 over the first quarter of 1997. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the second quarter of 1997.

                                                                  QUARTER ENDED
                                                     1997                           1996
                                               ------------------       -----------------------------
                                               JUN. 30    MAR. 31       DEC. 31    SEP. 30    JUN. 30
                                               -------    -------       -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME                                $47,267    $45,369       $44,497    $43,582    $42,259
INTEREST EXPENSE                                18,814     18,131        18,058     17,793     17,049
                                               -------    -------       -------    -------    -------
  NET INTEREST INCOME                           28,453     27,238        26,439     25,789     25,210
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME       745        782           856        879        909
                                               -------    -------       -------    -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $29,198    $28,020       $27,295    $26,668    $26,119
                                               =======    =======       =======    =======    =======

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, an increase in rates had a significant impact on both interest income and interest expense for the six month period and three month period ended June 30, 1997 in comparison to 1996. The increase in rates had more impact on interest income than interest expense. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                            SIX MONTHS                         THREE MONTHS
                              ENDED         CHANGE DUE TO:         ENDED        CHANGE DUE TO:
                          JUN. 30, 1997  -------------------   JUN. 30, 1997   -----------------
                            OVER 1996      RATE      VOLUME      OVER 1996       RATE      VOLUME
                          -------------  --------   --------   -------------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
   INTEREST INCOME          $  9,440     $  1,542   $  7,898    $  5,008       $  1,419   $  3,589
   INTEREST EXPENSE            3,089          524      2,565       1,765            258      1,507
                            --------     --------   --------    --------       --------   --------
   NET INTEREST INCOME      $  6,351     $  1,018   $  5,333    $  3,243       $  1,161   $  2,082
                            ========     ========   ========    ========       ========   ========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 1997 was $19,416,000 which was an increase of $2,571,000 or 15.3% over that reported in the same period in 1996. This increase in net operating income can be primarily attributed to an increase in net interest income of $6,351,000 or 12.9%. Noninterest income, excluding securities transactions, for the first six months of 1997 increased 16.4% in comparison to the same period in 1996 as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 9.77%.

Net operating income for the second quarter of 1997 increased $979,000 of 10.8% over the same period in 1996 due to the same reasons discussed above.

INCOME TAXES
For the first six months of 1997, income tax expense was $9,466,000 compared to $7,844,000 for the same period in 1996, or an increase of $1,622,000. In 1997, $9,471,000 of the tax expense was related to operating income with a tax benefit of $5,000 related to securities transactions. In the first six months of 1996, income tax expense related to operating income was $7,873,000 with a tax benefit related to securities transactions of $29,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $4,169,000 or 16.9% over that reported for the first six months of 1996 and a higher effective tax rate for the period in 1997. The higher effective tax rate was primarily attributable to significant calls and maturities of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the second quarter of 1997 was $4,835,000 compared to $4,017,000 for the same period in 1996, which was an increase of $818,000. Tax expense relating to operating income totaled $4,843,000 and $4,036,000 for the quarters ended June 30, 1997 and 1996, respectively, with tax benefits related to securities transactions of $8,000 in 1997 and $19,000 in 1996.

NET EARNINGS
Net earnings for the first six months of 1997 were $2,557,000 or 15.2% greater than that recorded during the same period in 1996. As was discussed previously, net operating income was $19,416,000 which was 15.3% greater than the same period in 1996. Net securities gains through June 30, 1997 were $12,000 compared to $26,000 for the period ending June 30, 1996.

Net earnings for the three months ended June 30, 1997 were $969,000 or 10.7% greater than the same period in 1996. As was discussed above, net operating income was $10,008,000 or 10.8% greater than second quarter 1996. Net security gains for the second quarter of 1997 and 1996 were $6,000 and $16,000, respectively.

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

At June 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $3,023,000 and $1,612,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,136,000 at June 30, 1997 and $437,000 at June 30, 1996. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective six months and quarters ended June 30, 1997 and 1996, was approximately $3,032,000 and $3,023,000 for 1997 and $1,786,000
for both periods in 1996. For the six months and quarter ended June 30, 1997, Bancorp recognized interest income on those impaired loans of $107,000 and $43,000 compared to $27,000 and $11,000 for the same periods in 1996. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                  QUARTER ENDED
                                                   1997                           1996
                                           ---------------------     ----------------------------------
                                            JUN. 30      MAR. 31      DEC. 31      SEP. 30      JUN. 30
                                           --------     --------     --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
    BALANCE AT BEGINNING OF PERIOD         $ 23,651     $ 22,672     $ 21,972     $ 21,605     $ 20,659
    ALLOWANCE ACQUIRED THROUGH MERGER           474          438          869                       723
    PROVISION FOR LOAN LOSSES                 1,123          860          966        1,097          764
    LOANS CHARGED OFF                          (892)        (665)      (1,447)      (1,026)        (880)
    RECOVERIES                                  197          346          312          296          339
                                           --------     --------     --------     --------     --------
      NET CHARGE OFFS                          (695)        (319)      (1,135)        (730)        (541)
                                           --------     --------     --------     --------     --------
    BALANCE AT END OF PERIOD               $ 24,553     $ 23,651     $ 22,672     $ 21,972     $ 21,605
                                           ========     ========     ========     ========     ========

    RATIOS:

      ALLOWANCE TO PERIOD END LOANS,

        NET OF UNEARNED INCOME                1.35%        1.36%        1.33%        1.33%        1.34%
      RECOVERIES TO CHARGE OFFS              22.09%       52.03%       21.56%       28.85%       38.52%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                      35.33X       74.14X       19.98X       30.10X       39.94X

NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $1,700,000 or 27.1% in the second quarter of 1997 when compared to the second quarter of 1996, and in that same period, accruing loans past due 90 days or more decreased $172,000. Nonperforming assets increased $475,000 or 6.33% in the second quarter of 1997 when compared to the first quarter of 1997. There were no individually large loans contributing to this increase. While the increase may seem large, the level of nonperforming assets as a percentage of loans in the current quarter has only increased a small amount compared to 1996 levels. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                                 QUARTER ENDED
                                                   1997                         1996
                                            -------------------     -------------------------------
                                            JUN. 30     MAR. 31     DEC. 31     SEP. 30     JUN. 30
                                            -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)
    NONACCRUAL LOANS                        $ 7,089     $ 6,611     $ 4,850     $ 5,028     $ 3,931
    RESTRUCTURED LOANS                          704         550         890         507         573
    OREO/ISF*                                   188         345         264       1,118       1,777
                                            -------     -------     -------     -------     -------
      TOTAL NONPERFORMING ASSETS              7,981       7,506       6,004       6,653       6,281
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                         1,026       1,009         906       1,238       1,198
                                            -------     -------     -------     -------     -------
      TOTAL UNDERPERFORMING ASSETS          $ 9,007     $ 8,515     $ 6,910     $ 7,891     $ 7,479
                                            =======     =======     =======     =======     =======
    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.44%       0.43%       0.35%       0.40%       0.39%
                                            =======     =======     =======     =======     =======
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.50%       0.49%       0.41%       0.48%       0.46%
                                            =======     =======     =======     =======     =======

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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 1997 Bancorp's deposit liabilities had increased by 3.48% from December 31, 1996. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $139,780,000 at June 30, 1997, compared to $93,779,000 at December 31, 1996, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 1997, securities maturing in one year or less amounted to $79,854,000, representing 21.1% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 1997, amounted to $552,886,000, representing 23.1% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 1997, Bancorp had classified $312,672,000 in investment securities available-forsale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,684,000 for the first six months of 1997. In addition, remodeling is a planned and ongoing process given the 94 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 1997 were approximately $615,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at June 30, 1997, was 15.5%, its Total risked-based capital was 16.7% and its Leverage ratio was 11.4%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.

                                                                   QUARTER ENDED
                                                    1997                           1996
                                          -----------------------   -----------------------------------
                                            JUN. 30      MAR. 31      DEC. 31     SEP. 30       JUN. 30
                                          ----------   ----------   ----------   ----------   ---------
                                                               (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  274,511   $  267,498   $  258,482   $  252,376   $  248,839
  LESS:  INTANGIBLE ASSETS                     8,926        5,187        4,154        1,528        1,586
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                        1,398          129        1,162          154         (244)
                                          ----------   ----------   ----------   ----------   ----------
TOTAL TIER I CAPITAL                      $  264,187   $  262,182   $  253,166   $  250,694   $  247,497
                                          ==========   ==========   ==========   ==========   ==========
TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  264,187   $  262,182   $  253,166   $  250,694   $  247,497
QUALIFYING ALLOWANCE FOR LOAN LOSSES          21,364       20,468       19,856       19,263       18,833
                                          ----------   ----------   ----------   ----------   ----------
TOTAL RISK-BASED CAPITAL                  $  285,551   $  282,650   $  273,022   $  269,957   $  266,330
                                          ==========   ==========   ==========   ==========   ==========
RISK WEIGHTED ASSETS                      $1,705,949   $1,637,465   $1,588,464   $1,538,359   $1,503,886
                                          ==========   ==========   ==========   ==========   ==========
RISK-BASED RATIOS:
  TIER I                                      15.49%       16.04%       15.94%       16.30%       16.46%
                                          ==========   ==========   ==========   ==========   ==========
  TOTAL RISK-BASED CAPITAL                    16.74%       17.30%       17.19%       17.55%       17.71%
                                          ==========   ==========   ==========   ==========   ==========
  LEVERAGE                                    11.43%       11.52%       11.83%
                                          ==========   ==========   ==========


ACCOUNTING AND REGULATORY MATTERS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 on earnings per share presentation. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. FASB Statement No. 128 requires the presentation of basic (excludes dilution) and fully diluted earnings per share.

The impact to Bancorp from adoption of this Statement is not expected to be material. Bancorp has presented earnings per share for the second quarter and for the six months ended June 30, 1997 of $0.67 and $1.29, respectively. Basic and diluted earnings per share for the same periods calculated according to the new standard would also be $0.67 and $1.29.

Considerable attention has been devoted by the press for the computer complications that may arise when the current century ends and the next century begins. Bancorp has recently retained the services of a consulting group who will assist Bancorp in determining what steps are needed to ensure that it's computer systems are compliant with Year 2000 issues. Bancorp estimates that this initial phase will cost approximately $600,000 and will occur in 1997. At this time the total dollar impact of all Year 2000 issues is unknown.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

              On April 22, 1997, Bancorp held its annual meeting of shareholders, the results of which follow:

              1)  Election of seven directors:

                                                                                                        Abstentions/
                                                                         % of Total         Votes       Broker Non-
              Name                        Term       Votes For           Shares Voted       Against        Votes
              ----                        ----       ---------           ------------       -------     ------------
              Richard L. Alderson         3 years    12,627,229            96.95%           157,983       239,466
              James C. Garland            3 years    12,641,978            97.06%           151,609       231,091
              Murph Knapke                3 years    12,644,409            97.08%           150,340       229,929
              Stanley N. Pontius          3 years    12,644,076            97.08%           156,122       224,480
              Barry S. Porter             3 years    12,643,864            97.08%           150,885       229,929
              Perry D. Thatcher           3 years    12,644,409            97.08%           150,340       229,929
              Steven C. Posey             2 years    12,591,809            96.68%           198,824       234,045

              Directors whose terms continue beyond the Annual Meeting in 1997:

              Class III Term expiring in 1998:

              Thomas C. Blake
              F. Elden Houts
              Charles T. Koehler
              Lauren N. Patch
              Donald M. Cisle

              Class I Term expiring in 1999:

              Arthur W. Bidwell
              Carl R. Fiora
              Vaden Fitton
              Barry J. Levey
              Stephen S. Marcum

              2) Amend Corporation Articles of Incorporation to increase the number of authorized common shares from 25,000,000 to 60,000,000.

                  12,221,264 shares, or 93.83% of the total shares voted, voted to adopt the amended Articles of Incorporation. Of the total shares voted, 456,486 shares voted against the amendment of the regulations and there were 346,928 abstentions.

              3)  Amend Corporation Regulations regarding Meetings of
                  Shareholders.

                  11,298,676 shares, or 86.75% of the total shares voted, voted to adopt the amended corporation regulations. Of the total shares voted, 731,549 shares voted against the amendment of the regulations and there were 994,453 abstentions.

              4)  Amend Corporation Regulations regarding Directors.

                  10,571,259 shares, or 81.16% of the total shares voted, voted to adopt the amended corporation regulations. Of the total shares voted, 472,446 shares voted against the amendment of the regulations and there were 1,980,973 abstentions.

              5)  Amend Corporation Regulations regarding Indemnification.

                  12,602,437 shares, or 96.76% of the total shares voted, voted to adopt the amended corporation regulations. Of the total shares voted, 83,639 shares voted against the amendment of the regulations and there were 338,602 abstentions.

              6) Amend Corporation Regulations regarding Corporate Seal and General.

                  11,990,821 shares, or 92.06% of the total shares voted, voted to adopt the amended corporation regulations. Of the total shares voted, 38,080 shares voted against the amendment of the regulations and there were 995,777 abstentions.

              7)  Amend Corporation Regulations regarding Code of Regulations.

                  11,554,826 shares, or 88.71% of the total shares voted, voted to adopt the amended corporation regulations. Of the total shares voted, 472,519 shares voted against the amendment of the regulations and there were 997,333 abstentions.

              No other matters were brought before the meeting for a vote.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

              3(i) Articles of Incorporation, Revised April 22, 1997

              3(ii) Amended and Restated Regulations

              (b) Reports on Form 8-K

             During the quarter ended June 30, 1997, the registrant did not file any reports on form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           FIRST FINANCIAL BANCORP.
                                           ------------------------
                                           (Registrant)

/s/ Michael R. O'Dell                      /s/ Joseph M. Gallina
-------------------------------            ---------------------------------
Michael R. O'Dell, Senior Vice             Joseph M. Gallina,
President, Chief Financial                 Comptroller
Officer and Secretary                      (Principal Accounting Officer)

Date       August 13, 1997                 Date      August 13, 1997
     -----------------------------              --------------------