Form 10-Q
period 1997-09-30
FIRST FINANCIAL BANCORP /OH/
filed 1997-11-13
CIK 708955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 1997
                              -------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -------------------

Commission file number 0-12379
                       -------


                            FIRST FINANCIAL BANCORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                            31-1042001
  -------------------------------                       --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


     300 High Street, Hamilton, Ohio                            45011
  ----------------------------------------                    ----------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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

                           Yes X    No
                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                      Outstanding at November 1, 1997
         -----------------------------        ----------------------------------
         Common stock, $8.00 par value                   16,553,992

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                     September 30,  December 31,
                                                          1997         1996
                                                      ------------  ----------
ASSETS
Cash and due from banks                                $  100,326   $  110,767
Interest-bearing deposits with other banks                  3,244        5,079
Federal funds sold and securities purchased
  under agreements to resell                                2,546       12,201
Investment securities held-to-maturity, at cost
  (market value - $63,621 at September 30, 1997 and
   $83,441 at December 31, 1996)                           60,122       78,945
Investment securities available-for-sale,
  at market value (cost of $312,563 at September 30, 1997
  and $288,829 at December 31, 1996)                      315,684      290,701
Loans
  Commercial                                              449,465      398,034
  Real estate-construction                                 56,434       43,262
  Real estate-mortgage                                    915,626      863,414
  Installment                                             408,186      366,051
  Credit card                                              15,802       16,107
  Lease financing                                          21,678       14,821
                                                       ----------   ----------
      Total loans                                       1,867,191    1,701,689
  Less
    Unearned income                                         1,470        1,425
    Allowance for loan losses                              24,875       22,672
                                                       ----------   ----------
      Net loans                                         1,840,846    1,677,592
Premises and equipment                                     43,357       42,633
Deferred income taxes                                       2,012        2,802
Accrued interest and other assets                          52,959       40,991
                                                       ----------   ----------
      TOTAL ASSETS                                     $2,421,096   $2,261,711
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  242,770   $  238,415
  Interest-bearing                                      1,697,332    1,641,551
                                                       ----------   ----------
      Total deposits                                    1,940,102    1,879,966
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         93,838       35,304
  Federal Home Loan Bank borrowings                        67,500       56,500
  Other                                                     2,216        1,975
                                                       ----------   ----------
      Total short-term borrowings                         163,554       93,779
Long-term borrowings                                       12,133        6,506
Accrued interest and other liabilities                     24,714       22,978
                                                       ----------   ----------
         TOTAL LIABILITIES                              2,140,503    2,003,229
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 60,000,000 shares
  Issued - 16,557,935 in 1997 and 14,727,772 in 1996      132,463      117,822
Surplus                                                   100,263       47,125
Retained earnings                                          46,291       93,369
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes          1,945        1,162
Restricted stock awards                                      (369)        (220)
Treasury stock, at cost, 0 and 25,907 shares                    0         (776)
                                                       ----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                          280,593      258,482
                                                       ----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,421,096   $2,261,711
                                                       ==========   ===========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                            Nine months ended     Three months ended
                                              September 30,          September 30,
                                            -----------------     ------------------
                                              1997      1996        1997      1996
                                            --------  -------     --------  --------
INTEREST INCOME
  Loans, including fees                    $ 122,298  $ 107,090  $  42,580  $  36,978
  Investment securities
    Taxable                                   14,917     14,377      5,059      4,906
    Tax-exempt                                 3,779      4,567      1,173      1,522
                                           ---------  ---------  ---------  ---------
      Total investment interest               18,696     18,944      6,232      6,428
  Interest-bearing deposits with
    other banks                                  180        339         47        101
  Federal funds sold and securities
    purchased under agreements to resell         380        405         59         75
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  141,554    126,778     48,918     43,582
INTEREST EXPENSE
  Deposits                                    51,810     49,113     17,727     16,467
  Short-term borrowings                        4,304      2,343      1,766      1,248
  Long-term borrowings                           489        193        165         78
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  56,603     51,649     19,658     17,793
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     84,951     75,129     29,260     25,789
  Provision for loan losses                    3,059      2,467      1,076      1,097
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             81,892     72,662     28,184     24,692
NONINTEREST INCOME
  Service charges on deposit accounts          7,560      6,848      2,677      2,323
  Trust income                                 7,024      6,223      2,222      2,063
  Investment securities gains (losses)            29        (17)        22        (14)
  Other                                        4,894      3,288      2,169      1,308
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 19,507     16,342      7,090      5,680
NONINTEREST EXPENSES
  Salaries and employee benefits              31,066     27,853     10,845      9,526
  Net occupancy expenses                       3,790      3,614      1,288      1,262
  Furniture and equipment expenses             3,298      2,882      1,086        991
  Data processing expenses                     3,680      3,562      1,263      1,208
  Deposit insurance expense                      263      2,732         91      2,339
  State taxes                                  1,277      1,267        439        429
  Other                                       14,003     11,674      5,134      3,912
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               57,377     53,584     20,146     19,667
                                           ---------  ---------  ---------  ---------
Income before income taxes                    44,022     35,420     15,128     10,705
Income tax expense                            14,364     10,969      4,898      3,125
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  29,658  $  24,451  $  10,230  $   7,580
                                           =========  =========  =========  =========

Net earnings per common share              $    1.79  $    1.52  $    0.62  $    0.47
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.85  $    0.75  $    0.30  $    0.25
                                           =========  =========  =========  =========

Average shares outstanding                16,543,523 16,040,280 16,554,080 16,167,821
                                          ========== ========== ========== ==========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                             Nine months ended
                                                                September 30,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
OPERATING ACTIVITIES
  Net earnings                                             $ 29,658     $ 24,451
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 3,059        2,467
    Provision for depreciation and amortization               3,761        2,963
    Net amortization of investment security
      premiums and accretion of discounts                       344          508
    Realized investment security (gains) losses                 (29)          17
    Originations of mortgage loans held for sale            (42,452)     (27,097)
    Gains from sales of mortgage loans held for sale           (529)        (381)
    Proceeds from sale of mortgage loans held for sale       42,981       27,478
    Deferred income taxes                                       450            8
    Increase in interest receivable                          (2,504)      (1,093)
    Increase in cash surrender value of life insurance       (3,289)      (8,132)
    Increase in prepaid expenses                               (977)        (872)
    (Decrease) increase in accrued expenses                    (108)       1,608
    Increase (decrease) in interest payable                      89          (48)
    Other                                                    (1,468)      (1,547)
                                                          ----------   ----------
      Net cash provided by operating activities              28,986       20,330

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                         501        4,984
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                85,659      109,020
  Purchases of investment securities available-for-sale     (90,959)    (108,268)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                  20,440       12,407
  Purchases of investment securities held-to-maturity        (1,240)      (2,985)
  Net decrease in interest-bearing deposits
     with other banks                                         1,835          179
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                    21,356       31,726
  Net increase in loans and leases                         (109,524)     (88,200)
  Recoveries from loans and leases previously charged off       745          861
  Proceeds from disposal of other real estate owned             448          749
  Cash acquired in merger                                     8,288        1,845
  Purchase of other financial institutions, net
     of cash acquired                                        (5,909)           0
  Purchases of premises and equipment                        (2,449)      (2,336)
                                                          ----------   ----------
      Net cash used in investing activities                 (70,809)     (40,018)

FINANCING ACTIVITIES
  Net decrease in total deposits                            (30,538)     (18,731)
  Net increase in short-term borrowings                      69,775       45,926
  Increase in long-term borrowings                            5,627        4,714
  Cash dividends declared                                   (13,990)     (11,931)
  Purchase of common stock                                        0         (994)
  Proceeds from exercise of stock options, net of shares
     purchased                                                  508          226
                                                          ----------   ---------
      Net cash provided by financing activities              31,382       19,210
                                                          ----------   ---------
         (DECREASE) IN CASH AND CASH EQUIVALENTS            (10,441)        (478)
 Cash and cash equivalents at beginning of period           110,767      108,685
                                                          ----------   ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $100,326     $108,207
                                                          ==========   =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine months ended
                                                               September 30,
                                                           ---------------------
                                                             1997         1996
                                                           ---------   ---------
Supplemental disclosures
  Interest paid                                            $ 58,472     $ 51,429
                                                          ==========   =========
  Income taxes paid                                        $ 16,465     $ 12,139
                                                          ==========   =========
  Recognition of deferred tax (liabilities) assets
      attributable to FASB Statement No. 115               $   (465)    $    740
                                                          ==========   =========
  Acquisition of other real estate owned through
      foreclosure                                          $    903     $    210
                                                          ==========   =========
  Issuance of restricted stock awards                      $    226     $    226
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

Average common shares outstanding have been adjusted for a 10% stock dividend declared by the Board of Directors on August 26, 1997, distributed on October 1, 1997. Appropriately, shares outstanding and earnings and dividends per share in the accompanying financial statements have been restated to reflect the above-mentioned stock dividend. The 10% stock dividend was recorded by transferring the fair market value of the shares issued from retained earnings to common stock and surplus. The assumed exercise of stock options would not have a materially dilutive effect; therefore, fully diluted earnings per share is not presented.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 1997, Bancorp had issued standby letters of credit aggregating $20,451,000 compared to $9,706,000 issued as of December 31, 1996. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $313,497,000 at September 30, 1997 and $270,232,000 at December 31, 1996. Management does not anticipate any material losses as a result of these commitments.

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

NOTE 4:  PENDING MERGERS AND ACQUISITIONS
On June 23, 1997, Bancorp announced its intentions to merge two of its wholly owned subsidiaries, Citizens Commercial Bank (Citizens) and Van Wert National Bank (Van Wert). The newly formed bank will be operating under a new name, Community First Bank & Trust. Subject to regulatory approval, the merger is expected to be completed in the fourth quarter of 1997.

In addition, the combined banks plan to acquire a cluster of branches currently owned by KeyBank National Association (Key), Cleveland, Ohio. The group of Key offices includes 11 branches in Mercer, Auglaize, Allen, Paulding and Williams counties with deposits of approximately $231,000,000. This acquisition is also expected to be completed in the fourth quarter of 1997.

On September 29, 1997, officials of First Financial Bancorp and Union State Bank signed an Agreement in Principle which is the first step toward First Financial's purchase of the Payne, Ohio, financial institution. The merger of the $60 million bank is expected to be completed in the first quarter of 1998 following appropriate regulatory and shareholder approval.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                            1997                              1996
                                            ------------------------------------    -----------------------
                                              SEP. 30      JUN. 30      MAR. 31       DEC. 31      SEP. 30
                                            ----------   ----------   ----------    ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)

NET EARNINGS                                $   10,230   $   10,014   $    9,414    $    9,489   $    7,580
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,836,612    1,770,479    1,730,946     1,665,127    1,635,564
  INVESTMENT SECURITIES                        372,769      373,697      369,438       376,345      381,986
  OTHER EARNING ASSETS                           7,070       12,549       20,266        15,131       12,848
                                            ----------   ----------    ---------     ---------   ----------
    TOTAL EARNING ASSETS                     2,216,451    2,156,725    2,120,650     2,056,603    2,030,398
  TOTAL ASSETS                               2,376,040    2,320,075    2,281,811     2,211,307    2,180,410
  DEPOSITS                                   1,925,615    1,907,229    1,888,159     1,813,974    1,803,351
  SHAREHOLDERS' EQUITY                         277,732      269,380      266,008       255,733      249,941
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        11.69%       11.61%       11.66%        11.56%       11.46%
  RETURN ON AVERAGE TOTAL ASSETS                 1.72%        1.73%        1.65%         1.72%        1.39%
  RETURN ON AVERAGE EQUITY                      14.73%       14.87%       14.16%        14.84%       12.13%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.41%        5.41%        5.29%         5.31%        5.25%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $3,294,000 over the third quarter of 1996 and $764,000 over the second quarter of 1997. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the third quarter of 1997.

                                                                    QUARTER ENDED
                                                            1997                        1996
                                               -----------------------------     -------------------
                                               SEP. 30    JUN. 30    MAR. 31     DEC. 31    SEP. 30
                                               -------    -------    -------     -------    --------
                                                               (DOLLARS IN THOUSANDS)

INTEREST INCOME                                $48,918    $47,267    $45,369     $44,497    $43,582
INTEREST EXPENSE                                19,658     18,814     18,131      18,058     17,793
                                               -------    -------    -------     -------    -------
  NET INTEREST INCOME                           29,260     28,453     27,238      26,439     25,789
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME       702        745        782         856        879
                                               -------    -------    -------     -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $29,962    $29,198    $28,020     $27,295    $26,668
                                               =======    =======    =======     =======    =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. The primary factor for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                           NINE MONTHS                          THREE MONTHS
                              ENDED        CHANGE DUE TO:          ENDED          CHANGE DUE TO:
                          SEP. 30, 1997  -------------------   SEP. 30, 1997   ------------------
                            OVER 1996      RATE      VOLUME      OVER 1996       RATE      VOLUME
                          -------------  --------   --------   -------------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
   INTEREST INCOME          $ 14,776     $  2,781   $ 11,995    $  5,336       $  1,256   $  4,080
   INTEREST EXPENSE            4,954          316      4,638       1,865            378      1,487
                            --------     --------   --------    --------       --------   --------
   NET INTEREST INCOME      $  9,822     $  2,465   $  7,357    $  3,471       $    878   $  2,593
                            ========     ========   ========    ========       ========   ========

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 1997 was $29,633,000 which was an increase of $5,199,000 or 21.3% over that reported in the same period in 1996. 1996 operations were negatively impacted by the Savings Association Insurance Fund (SAIF) one-time assessment legislation. This legislation impacted all entities with deposits insured under the SAIF fund. The assessment caused Bancorp's 1996 net earnings to decrease by $1,389,000. The increase in net operating income can also be attributed to an increase in net interest income of $9,822,000 or 13.1%. Noninterest income, excluding securities transactions, for the first nine months of 1997 increased 19.1% in comparison to the same period in 1996 as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. During the third quarter, planned software and hardware evaluation expenses of approximately $650,000 were incurred relating to Bancorp's multi-phased preparation for Year 2000 which were partially offset by other non-recurring income of approximately $500,000. Adjusting for the Year 2000 expenses and non-recurring income in 1997 and the SAIF assessment in 1996, net operating income increased 15.2%. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 7.08%.

Net operating income for the third quarter of 1997 increased $2,628,000 or 34.6% over the same period in 1996 due to the same reasons discussed above. Net operating income for the quarter increased 14.9%, adjusting for the Year 2000 expenses and non-recurring income in the third quarter of 1997 and the SAIF assessment in the third quarter of 1996.

INCOME TAXES
For the first nine months of 1997, income tax expense was $14,364,000 compared to $10,969,000 for the same period in 1996, or an increase of $3,395,000. In 1997, $14,360,000 of the tax expense was related to operating income with a tax expense of $4,000 related to securities transactions. In the first nine months of 1996, income tax expense related to operating income was $11,003,000, with a tax benefit related to securities transactions of $34,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $8,556,000 or 24.1% over that reported for the first nine months of 1996 and a higher effective tax rate for the period in 1997. The higher effective tax rate was primarily attributable to significant calls and maturities of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the third quarter of 1997 was $4,898,000 compared to $3,125,000 for the same period in 1996, which was an increase of $1,773,000. Tax expense relating to operating income totaled $4,889,000 and $3,130,000 for the quarters ended September 30, 1997 and 1996, respectively, with a tax expense related to securities transactions of $9,000 in 1997 and a tax benefit of $5,000 in 1996.

NET EARNINGS
Net earnings for the first nine months of 1997 were $5,207,000 or 21.3% greater than that recorded during the same period in 1996. As was discussed previously, net operating income was $29,633,000 which was 21.3% greater than the same period in 1996. Net securities gains through September 30, 1997 were $25,000 compared to $17,000 for the period ending September 30, 1996.

Net earnings for the three months ended September 30, 1997 were $2,650,000 or 35.0% greater than the same period in 1996. As was discussed above, net operating income was $10,217,000 or 34.6% greater than third quarter 1996. Net securities gains for the third quarter of 1997 were $13,000 and net securities losses for the same period in 1996 were $9,000.

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

At September 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,842,000 and $2,482,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $826,000 at September 30, 1997 and $834,000 at September 30, 1996. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective nine months and quarters ended September 30, 1997 and 1996, was approximately $2,929,000 and $2,726,000 for 1997 and $1,847,000 and $1,976,000 in 1996. For the nine months and quarter ended September 30, 1997, Bancorp recognized interest income on those impaired loans of $150,000 and $43,000 compared to $36,000 and $9,000 for the same periods in 1996. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                  QUARTER ENDED
                                                          1997                            1996
                                           ----------------------------------     ----------------------
                                            SEP. 30      JUN. 30      MAR. 31      DEC. 31      SEP. 30
                                           --------     --------     --------     --------     ---------

                                                              (DOLLARS IN THOUSANDS)
    BALANCE AT BEGINNING OF PERIOD         $ 24,553     $ 23,651     $ 22,672     $ 21,972     $ 21,605
    ALLOWANCE ACQUIRED THROUGH MERGER             0          474          438          869
    PROVISION FOR LOAN LOSSES                 1,076        1,123          860          966        1,097
    LOANS CHARGED OFF                          (956)        (892)        (665)      (1,447)      (1,026)
    RECOVERIES                                  202          197          346          312          296
                                           ---------    ---------    ---------    ---------    ---------
      NET CHARGE OFFS                          (754)        (695)        (319)      (1,135)        (730)
                                           ---------    ---------    ---------    ---------    ---------
    BALANCE AT END OF PERIOD               $ 24,875     $ 24,553     $ 23,651     $ 22,672     $ 21,972
                                           =========    =========    =========    =========    =========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME                1.33%        1.35%        1.36%        1.33%        1.33%
      RECOVERIES TO CHARGE OFFS              21.13%       22.09%       52.03%       21.56%       28.85%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                      32.99X       35.33X       74.14X       19.98X       30.10X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $1,095,000 or 16.5% in the third quarter of 1997 when compared to the third quarter of 1996, and in that same period, accruing loans past due 90 days or more decreased $449,000. Nonperforming assets decreased $233,000 or 2.92% in the third quarter of 1997 when compared to the second quarter of 1997. There were no individually large loans contributing to the increase in nonperforming assets from 1996 to 1997. While the 16.5% increase may seem large, the level of nonperforming assets as a percentage of loans in the current quarter has only increased a small amount compared to 1996 levels. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.


                                                                 QUARTER ENDED
                                                         1997                          1996
                                            -------------------------------     -------------------
                                            SEP. 30     JUN. 30     MAR. 31     DEC. 31     SEP. 30
                                            -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)

    NONACCRUAL LOANS                        $ 6,418     $ 7,089     $ 6,611     $ 4,850     $ 5,028
    RESTRUCTURED LOANS                          630         704         550         890         507
    OREO/ISF*                                   700         188         345         264       1,118
                                            -------     -------     -------     -------     -------
      TOTAL NONPERFORMING ASSETS              7,748       7,981       7,506       6,004       6,653
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                           789       1,026       1,009         906       1,238
                                            -------     -------     -------     -------     -------
      TOTAL UNDERPERFORMING ASSETS          $ 8,537     $ 9,007     $ 8,515     $ 6,910     $ 7,891
                                            =======     =======     =======     =======     =======

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.42%       0.44%       0.43%       0.35%       0.40%
                                            =======     =======     =======     =======     =======
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.46%       0.50%       0.49%       0.41%       0.48%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 1997 Bancorp's deposit liabilities had increased by 3.20% from December 31, 1996. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $163,554,000 at September 30, 1997, compared to $93,779,000 at December 31, 1996, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 1997, securities maturing in one year or less amounted to $73,086,000, representing 19.45% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 1997, amounted to $527,749,000, representing 21.8% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 1997, Bancorp had classified $315,684,000 in investment securities available- for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,449,000 for the first nine months of 1997. In addition, remodeling is a planned and ongoing process given the 93 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 1997 were approximately $875,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at September 30, 1997, was 15.5%, its Total risked-based capital was 16.8% and its Leverage ratio was 11.4%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.


                                                                   QUARTER ENDED
                                                         1997                             1996
                                          ------------------------------------   -----------------------
                                            SEP. 30      JUN. 30      MAR. 31     DEC. 31      SEP. 30
                                          ----------   ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  280,593   $  274,511   $  267,498   $  258,482   $  252,376
  LESS:  INTANGIBLE ASSETS                     8,684        8,926        5,187        4,154        1,528
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                        1,945        1,398          129        1,162          154
                                          ----------   ----------   ----------   ----------   ----------
TOTAL TIER I CAPITAL                      $  269,964   $  264,187   $  262,182   $  253,166   $  250,694
                                          ==========   ==========   ==========   ==========   ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  269,964   $  264,187   $  262,182   $  253,166   $  250,694
QUALIFYING ALLOWANCE FOR LOAN LOSSES          21,818       21,364       20,468       19,856       19,263
                                          ----------   ----------   ----------   ----------   ----------
TOTAL RISK-BASED CAPITAL                  $  291,782   $  285,551   $  282,650   $  273,022   $  269,957
                                          ==========   ==========   ==========   ==========   ==========

RISK WEIGHTED ASSETS                      $1,742,394   $1,705,949   $1,637,465   $1,588,464   $1,538,359
                                          ==========   ==========   ==========   ==========   ==========

RISK-BASED RATIOS:
  TIER I                                      15.49%       15.49%       16.04%       15.94%       16.30%
                                          ==========   ==========   ==========   ==========   ==========

  TOTAL RISK-BASED CAPITAL                    16.75%       16.74%       17.30%       17.19%       17.55%
                                          ==========   ==========   ==========   ==========   ==========

  LEVERAGE                                    11.40%       11.43%       11.52%       11.83%
                                          ==========   ==========   ==========   ==========

ACCOUNTING AND REGULATORY MATTERS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 on earnings per share presentation. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. FASB Statement No. 128 requires the presentation of basic (excludes dilution) and fully diluted earnings per share. The impact to Bancorp from adoption of this Statement is not material.

Considerable attention has been devoted by the press for the computer complications that may arise when the current century ends and the next century begins. Bancorp has retained the services of a consulting group who is assisting Bancorp in determining what steps are needed to ensure that its computer systems are compliant with Year 2000 issues. Bancorp has substantially completed this assessment phase for a cost of approximately $650,000. Bancorp is currently analyzing the recommendations of the consulting group, and at this time the total dollar impact of all Year 2000 issues is unknown.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             During the quarter ended September 30, 1997, the registrant did not file any reports on form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            FIRST FINANCIAL BANCORP.
                                            (Registrant)



/s/ Michael R. O'Dell                       /s/ Joseph M. Gallina
Michael R. O'Dell, Senior Vice                       Joseph M. Gallina,
President, Chief Financial                           Comptroller
Officer and Secretary                                (Principal Accounting Officer)


Date     November 13, 1997                  Date      November 13, 1997
     -----------------------------               ----------------------