Form 10-K
period 1997-12-31
FIRST FINANCIAL BANCORP /OH/
filed 1998-03-16
CIK 708955

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                --------------

      (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT Of 1934

                   For the fiscal year ended December 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          ACT OF 1934
                         Commission File Number 0-12379

                            FIRST FINANCIAL BANCORP.
              (Exact name of registrant as specified in its charter)
                                 --------------

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

        Registrant's telephone number, including area code: (513) 867-4700
                                --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 2,1998, there were issued and outstanding 16,554,190 shares of Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to The sales price of the last trade of such stock as of March 2, 1998, was $893,926,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement dated March 16, 1998 for the annual meeting of shareholders to be held April 28, 1998 are incorporated by reference into
Part III.

================================================================================

                         FORM 10-K CROSS REFERENCE INDEX


                                                                                                      Page
                                                                                                      ----

PART I         Item 1         Business                                                                F-1
               Item 2         Properties                                                              F-7
               Item 3         Legal Proceedings                                                       F-7
               Item 4         Submission of Matters to a Vote of Security Holders
                               (during the fourth quarter of 1997)                                    F-7
               Additional Item - Executive Officers                                                   F-7



PART II        Item 5         Market for the Registrant's Common Equity and Related
                               Shareholder Matters                                                    F-9
               Item 6         Selected Financial Data                                                 F-9
               Item 7         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                    F-9
               Item 7a        Quantitative and Qualitative Disclosures about
                               Market Risk                                                            F-13
               Item 8         Financial Statements and Supplementary Data                             F-13
               Item 9         Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                                    F-13

-----------------------------------------------------------------------------------------------------------

PART III       Item 10        Directors and Executive Officers of the Registrant                      F-14
               Item 11        Executive Compensation                                                  F-14
               Item 12        Security Ownership of Certain Beneficial Owners and
                               Management                                                             F-14
               Item 13        Certain Relationships and Related Transactions                          F-14

-----------------------------------------------------------------------------------------------------------

PART IV        Item 14        Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K                                                            F-15

-----------------------------------------------------------------------------------------------------------

SIGNATURES                                                                                            F-17

                                     PART I

ITEM 1.  BUSINESS.
First Financial Bancorp.
------------------------
First Financial Bancorp., an Ohio corporation (Bancorp), is a bank and savings and loan holding company that engages in the business of commercial banking, and other permissible activities closely related to banking, through fifteen wholly owned subsidiary financial institutions: First National Bank of Southwestern Ohio (First Southwestern), Bright National Bank (Bright National), and National Bank of Hastings (Hastings), all national banking associations, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Union Trust Bank (Union Trust), Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), Peoples Bank and Trust Company (Peoples Bank), Farmers State Bank (Farmers) and Vevay Deposit Bank (Vevay), all Indiana banking corporations, Fidelity Federal Savings Bank (Fidelity Federal), and Home Federal Bank, a Federal Savings Bank (Home Federal), both federal savings banks. First Finance Mortgage Company of Southwestern Ohio (dba Community First Finance) is Bancorp's only finance company. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its fifteen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 39 of Bancorp's Annual Report to Shareholders, which is incorporated by reference in response to this item.

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

The range of banking services provided by Bancorp's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. Fidelity Federal and Home Federal are full service savings banks with their primary business being the promotion of thrift through the solicitation of savings accounts from the general public and the promotion of home ownership through the granting of mortgage loans, primarily to finance the purchase, construction, and improvement of residential real estate. First Southwestern, Community First, Citizens First, Clyde, and Bright National also offer lease financing. In addition, the institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp's subsidiaries, excluding the savings banks and the finance company. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment--the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

At December 31, 1997, Bancorp and its subsidiaries employed 1,317 employees.

Bancorp's executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-4700.

Subsidiaries
------------
First Southwestern was formed as the result of a consolidation of the First National Bank and Trust Company of Hamilton and the First National Bank of Middletown in 1980. On April 26, 1983, Bancorp acquired all of the outstanding capital stock of First Southwestern. At December 31, 1997, First Southwestern had 30 offices located in Butler, Warren, Preble, and Hamilton Counties in Ohio with total deposits of $772 million. First Southwestern has a total of 29 automated teller machines (ATM) of which four ATMs are at sites other than branches.

Community First Bank & Trust joined Bancorp on November 1, 1997, as the merger of two of Bancorp's subsidiaries, the Citizens Commercial Bank & Trust Company and Van Wert National Bank, was completed. On December 8, 1997 Community First purchased the assets and assumed the liabilities of eleven branches of KeyBank National Association. As of December 31, 1997, Community First had deposits of $506 million and operates 21 offices in Auglaize, Allen, Mercer, Paulding, Williams and Van Wert Counties in Ohio. Community First operates nine ATMs, of which one is at a remote site.

Union Trust merged with Bancorp on September 1, 1989, as a wholly owned subsidiary. Union Trust has one ATM and operates three offices in Randolph County, Indiana and had $38 million in deposits on December 31, 1997.

On September 1, 1989, ILB Financial Corp. was merged into and out of existence with Bancorp. ILB Financial Corp. was the one bank holding company of Indiana Lawrence. This merger resulted in Indiana Lawrence becoming a wholly owned subsidiary of Bancorp. Upon merger in April 1996, Bancorp's new subsidiary, Farmers & Merchants Bank of Rochester, Rochester, Indiana was merged with Indiana Lawrence. As of December 31, 1997, Indiana Lawrence had deposits of $130 million, two ATMs, of which one is at a remote site, and operated five offices in Wabash County, Indiana and three offices in Fulton County, Indiana.

Fidelity Federal merged with Bancorp on September 21, 1990 as a wholly owned subsidiary. Fidelity Federal operates three offices in Grant County, Indiana and has one ATM. Total deposits at December 31, 1997 were $60 million.

Citizens First joined Bancorp on October 1, 1990 as two separate entities, Trustcorp Bank, Hartford City, and Trustcorp Bank, Dunkirk. These two entities were purchased from Society Corporation for cash. On that same date, Trustcorp Bank, Hartford City was renamed Citizens First State Bank of Hartford City and Trustcorp Bank, Dunkirk was renamed Citizens First State Bank of Dunkirk. On July 1, 1991, those two banks merged to become one wholly owned subsidiary of Bancorp. Citizens First operates four offices in Blackford County, Indiana, one office in Jay County, Indiana, and one office in Delaware County, Indiana. Citizens First has four ATMs of which one is at a site other than branches, and had total deposits of $82 million at December 31, 1997.

Bancorp purchased Home Federal on October 1, 1991. In November, 1995, Home Federal and Fayette Federal combined operations, with Fayette Federal operating as a division of Home Federal. Home Federal operates four offices in Butler County, Ohio, two offices in Hamilton County, Ohio, one office in Fayette County, Indiana and one office in Franklin County, Indiana, with total deposits of $231 million at December 31, 1997. Home Federal has six ATMs of which three are at sites other than branches.

On January 4, 1993, Jennings Union Bankcorp, the parent holding company of Union Bank, merged into and out of existence with Bancorp leaving Union Bank as a wholly owned subsidiary of Bancorp. Union Bank operates two offices in Jennings County, Indiana with total deposits at December 31, 1997 of $73 million. Union Bank has three ATMs, two of which are at sites other than branches.

On June 1, 1994, First Clyde Banc Corp., the parent holding company of Clyde, merged into and out of existence with Bancorp leaving Clyde as a wholly owned subsidiary of Bancorp. Clyde operates two offices and one ATM in Sandusky County, Ohio, with $58 million in total deposits as of December 31, 1997.

On July 16, 1995, Peoples Bank and Trust Company merged with Bancorp. Located in Sunman, Indiana, Peoples Bank operates two ATMs and one office in Ripley County, Indiana and one office in Dearborn County, Indiana with total deposits of $42 million at December 31, 1997.

On October 1, 1995, Bright Financial Services, Inc., Flora, Indiana merged with and into Bancorp leaving its subsidiary, Bright National, as a wholly owned Bancorp subsidiary. With deposits at December 31, 1997 of $108 million, Bright National operates four offices in Carroll County, Indiana, two offices in Tippecanoe County, Indiana and one office in Clinton County, Indiana.
Bright National has six ATMs.

First Finance began full operations on May 8, 1996. First Finance, incorporated and wholly owned by Bancorp, is a retail finance company and operates from an office in Fairfield, Ohio. In November 1997, First Finance opened a second office in Middletown, Ohio.

Bancorp purchased Farmers State Bancorp, Liberty, Indiana, on December 1, 1996. Farmers State Bancorp was merged into Bancorp and out of existence, leaving its only subsidiary, Farmers, as a wholly owned Bancorp subsidiary. Farmers operates two offices in Union County, Indiana and three offices in Rush County, Indiana. At December 31, 1997, Farmers had total deposits of $52 million and has 1 ATM location.

On January 1, 1997, Hastings Financial Corporation, a one bank holding company in Hastings, Michigan, was merged into Bancorp and out of existence. As a result of the merger, its only subsidiary, Hastings, became a wholly owned subsidiary of Bancorp. As of December 31, 1997, Hastings had $42 million in deposits and operates one office in Barry County, Michigan and one office in Allegan County, Michigan. Hastings operates three ATMs of which one is at a location other than a branch.

Bancorp purchased Southeastern Indiana Bancorp (SIB) on June 1, 1997. As a result of the purchase, SIB was merged into Bancorp and out of existence and its only subsidiary, Vevay, became a wholly owned subsidiary of Bancorp. Vevay has two ATMs and four offices in Switzerland County, Indiana and had deposits of $48 million as of December 31, 1997.

Regulation
----------
First Southwestern, Bright National and Hastings, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Community First, Clyde, Peoples Bank, Bright National, and Hastings are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First is also subject to regular examination by the Federal Reserve System. Union Trust, Indiana Lawrence, Citizens First, Union Bank, Peoples Bank, Farmers and Vevay, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal and Home Federal, as federal savings banks, are subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. First Finance is subject to supervision and regular examinations by the State of Ohio Division of Consumer Finance. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

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

Year 2000
---------
Many computer systems process transactions using two digits for the year of the transaction, rather than a full four digits. These systems may not function properly at the beginning of the year 2000. Bancorp has devoted significant time and attention to the Year 2000 issue, and will repair or replace non-compliant hardware and software prior to the new millennium.

Several regulatory agencies and authorities have issued regulations and guidelines which regulated financial institutions must use in measuring their progress. Five commonly recognized phases of Year 2000 remediation are awareness, assessment, renovation, validation, and implementation.

During 1997, the awareness phase was completed by Bancorp and each of its subsidiaries. Bancorp's Data Processing Steering Committee formalized their project plans for both Information Technology (IT) systems, computers and peripherals, and non-IT systems, elevators, security systems, etc. Bancorp assembled an Operating Committee, which meets at least weekly, to direct and implement all Year 2000 issues. In addition, Bancorp's work groups and consultants made several presentations to Bancorp's management and Board of Directors, who have pledged their support for this issue.

Bancorp has inventoried and assessed the magnitude of hardware and software programs which must be remediated, contacted vendors, identified resource needs, and appropriately hired or contracted for qualified personnel to guide Bancorp through the Year 2000 issue. A Year 2000 Loan Committee, comprised of senior lenders of Bancorp's affiliates, is assessing the impact of Year 2000 on lending customers and the related risks inherent in those loans as they relate to the year 2000.

Bancorp is currently in the renovation process, having completed the major demand deposit, savings, and certificate of deposit systems. Several ancillary systems have also been completed. Remaining mission critical systems are currently in the process of renovation or are scheduled to begin renovation during the second and third quarters of 1998. Management's goal is to have the renovation phase completed by the end of 1998.

Management has tested incremental changes made to renovated software applications, but has not yet validated overall Year 2000 compliance. Overall validation testing is anticipated to begin in the first quarter, 1999.

Implementation will follow satisfactory results of validation testing and is anticipated to be completed during the third quarter, 1999.

During 1997, Bancorp incurred approximately $700,000 in noninterest expense for costs related to Year 2000 issues. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $3,500,000 during 1998 and 1999, of which about $1,200,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

ITEM 2.  PROPERTIES.
The registrant and its subsidiaries operate from 61 offices in Ohio, including Bancorp's executive office in Hamilton, Ohio, 42 offices in Indiana and two in Michigan. Thirty of the offices are located in Butler County, Ohio, of which four branches are built on leased land and there are seven branches wherein the land and building are leased. Excess space in three facilities is leased to third parties. Nine offices are located in Mercer County, Ohio, six in Van Wert County, Ohio, two in Preble County, Ohio, three in Warren County, Ohio, three in Hamilton County, Ohio, two in Sandusky County, Ohio, one in Paulding County, Ohio, one in Allen County, Ohio, three in Auglaize County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Three offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, three in Rush County, Indiana, one in Clinton County, Indiana, one in Ripley County, Indiana, one in Dearborn County, Indiana, and four in Switzerland, County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. One office is located in Barry County, Michigan and one in Allegan County, Michigan. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the shareholders during the fourth quarter of 1997.

ADDITIONAL ITEM - EXECUTIVE OFFICERS.
On the following page are the Executive Officers of Bancorp as of December 31, 1997. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 28, 1998 or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

          Name              Age                        Position
---------------------       ---       -----------------------------------------------
Stanley N. Pontius          51        President and Chief Executive Officer, Director

Rick L. Blossom             50        Senior Vice President, Chief Lending Officer

Mark W. Immelt              52        Senior Vice President, Trust Services

Brian D. Moriarty           55        Senior Vice President, Human Resources

Michael R. O'Dell           46        Senior Vice President, Chief Financial Officer
                                      and Secretary

Michael T. Riley            47        Senior Vice President, Consumer Banking and
                                      Operations

Joseph M. Gallina           42        First Vice President, Comptroller


The following is a brief description of the business experience over the past five years of the individuals named above.

Stanley N. Pontius became Chief Executive Officer of Bancorp in July 1992. Upon joining Bancorp in March 1991, he assumed the responsibilities of President and Chief Operating Officer, as well as a director. He served as Chief Operating Officer until July 1992. Also in March 1991, he became President, Chief Executive Officer, and a director of First Southwestern. Effective July 1, 1997, Mr. Pontius was promoted to Chairman of the Board of First Southwestern; he retains the position of Chief Executive Officer but no longer serves as President.

Rick L. Blossom became Chief Lending Officer of Bancorp effective January 12, 1996. He remains Senior Vice President of Bancorp, a position he has held since September 26, 1990. On July 1, 1997, Mr. Blossom was promoted to President and Chief Operating Officer of First Southwestern. On January 12, 1996, he became Executive Vice President of First Southwestern, retaining his Chief Lending Officer status. He previously held the title of Senior Vice President/Retail Lending of First Southwestern, a position he held since March 1991.

Mark W. Immelt became Senior Vice President, Trust Services on July 1, 1997. Mr. Immelt joined Bancorp's lead bank, First Southwestern, in December 1996 as Senior Vice President and Senior Trust Officer, a position that he still retains. Before joining First Southwestern, he spent 28 years managing personal trust, corporate trust, employee benefit programs and private banking programs in the Northern Indiana Northeast Ohio area.

Brian D. Moriarty became Senior Vice President of Bancorp, responsible for the human resources function, on January 12, 1996. Mr. Moriarty also became Senior Vice President of First Southwestern in January 1996, where he had been First Vice President since 1991.

Michael R. O'Dell became Senior Vice President, Chief Financial Officer and Secretary of Bancorp on January 12, 1996. He had served as Bancorp's Comptroller since December 1994. Mr. O'Dell had served as Senior Vice President and Chief Financial Officer of First Southwestern from January 1996 to July 1997, and as First Vice President and Comptroller of First Southwestern from 1991 to July 1997.

Michael T. Riley became Senior Vice President of Bancorp, responsible for Marketing, data processing, operations and public relations, on January 12, 1996. Mr. Riley also became Senior Vice President of First Southwestern in January 1996, where his duties include marketing, data processing and operations. He had served as First Vice President of Consumer Banking for First Southwestern since 1989.

Joseph M. Gallina became Comptroller of Bancorp effective January 12, 1996. He had served as Bancorp's Auditor since April 1, 1992. Prior to joining Bancorp in 1992, he worked for an international accounting firm and specialized in financial reporting and auditing of financial institutions. Mr. Gallina also served as First Vice President of Accounting and Financial Control of First Southwestern from January 1996 to July 1997.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS. Bancorp had 4,119 common stock shareholders of record as of March 2, 1998. Bancorp's common equity is listed with the National Association of Securities Dealers, Inc. (NASDAQ) and is traded on The Nasdaq Stock Market. The information contained on page 50 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.
The information contained in Table 1 on page 24 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information contained on pages 23 through 32 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in response to this item.

The financial and statistical data presented on the following pages, when viewed along with the financial and statistical data presented in pages 23 through 50 of Bancorp's Annual Report to Shareholders, provides a detailed review of Bancorp's business activities.

Investment Portfolio
--------------------
At December 31, 1997, Bancorp's investment portfolio included no investments which were not issued by the U.S. Government, its agencies, or corporations and which exceeded ten percent of Bancorp's shareholders' equity.

Loan Portfolio
--------------
The following table shows the composition of Bancorp's loan portfolio at the end of each of the last five years:

                                                  December 31
                           --------------------------------------------------------
                               1997      1996        1995       1994       1993
                           ---------- ---------- ---------- ----------  -----------
                                             (Dollars in thousands)

Commercial                 $  502,919 $  398,034 $  340,942 $  286,635  $  247,052
Real estate--construction      63,308     43,262     41,845     29,273      31,597
Real estate--mortgage         927,985    863,414    788,805    746,150     665,390
Installment                   439,744    366,051    329,034    285,412     214,600
Credit card                    17,369     16,107     15,406     15,599      16,703
Lease financing                27,260     14,821     16,557     16,102      14,872
                           ---------- ---------- ---------- ----------  ----------
  Total loans              $1,978,585 $1,701,689 $1,532,589 $1,379,171  $1,190,214
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

                                                  December 31
                             ---------------------------------------------------
                              1997       1996       1995       1994        1993
                             -------    -------    -------    -------    -------
                                             (Dollars in thousands)

Nonaccrual loans             $ 5,257    $ 4,850    $ 2,764    $ 2,412    $ 4,679
Restructured loans             1,581        890        517      1,429        605
OREO and ISF*                    950        264      1,677      2,116      3,673
                             -------    -------    -------    -------    -------
  Total nonperforming assets $ 7,788    $ 6,004    $ 4,958    $ 5,957    $ 8,957
                             =======    =======    =======    =======    =======

Nonperforming assets as a
percent of total loans plus
OREO and ISF                    0.39%      0.35%      0.32%      0.43%      0.75%

Accruing loans past due
  90 days or more            $ 1,203    $   906    $ 1,071    $   683    $ 1,321

*Other Real Estate Owned and In-Substance Foreclosures


Potential Problem Loans
-----------------------
At December 31, 1997, Bancorp had $1,612,000 in loans for which payments were presently current, but the borrowers were experiencing financial difficulties. These loans are a combination of commercial, real estate, and installment loans and are not included as part of nonaccrual loans, nor are they included within restructured loans or loans past due 90 days or more and still accruing. However, these loans are subject to constant monitoring by management, and their status is reviewed on a continual basis. These loans were considered by management in determining the adequacy of the recorded allowance for loan losses at December 31, 1997.

Loan Loss Data
--------------

                                             1997     1996      1995      1994      1993
                                           -------   -------   -------   -------   -----

                                                                 (Dollars in thousands)
Transactions in the allowance for loan losses:

Balance at January 1                       $22,672   $20,437   $18,609   $18,380   $17,014
Loans Charged off:
  Commercial                                 1,072     1,210       790       648     1,634
  Real estate--construction                     28
  Real estate--mortgage                        247       226        26       124       320
  Installment and other
    consumer financing                       2,506     2,340     1,721     1,248     1,580
  Lease financing                               57       187       107       132       155
                                           -------   -------   -------   -------   -------
    Total loans charged off                  3,910     3,963     2,644     2,152     3,689
                                           -------   -------   -------   -------   -------

Recoveries of loans previously charged off:
  Commercial                                   273       346       546       384       538
  Real estate--construction                                          8
  Real estate--mortgage                         92        54        39        41        65
  Installment and other
    consumer financing                         619       711       592       653       676
  Lease financing                               15        62        17        35        29
                                           -------   -------   -------   -------   -------
    Total recoveries                           999     1,173     1,202     1,113     1,308
                                           -------   -------   -------   -------   -------

Net charge-offs                              2,911     2,790     1,442     1,039     2,381
Allowance acquired through mergers
  and acquisitions                           3,013     1,592     1,162
Provision for loan losses                    4,736     3,433     2,108     1,268     3,747
                                           -------   -------   -------   -------   -------

Balance at December 31                     $27,510   $22,672   $20,437   $18,609   $18,380
                                           =======   =======   =======   =======   =======



Ratios:
  Net charge-offs as a percent of:
    Average loans outstanding                0.16%     0.17%     0.10%     0.08%     0.21%
    Provision                               61.47%    81.27%    68.41%    81.94%    63.54%
    Allowance                               10.58%    12.31%     7.06%     5.58%    12.95%
  Allowance as a percent of:
    5 year moving average of
      net charge-offs                    1,302.19%   759.79%   603.64%   402.18%   347.24%
    Year-end loans, net of
      unearned income                        1.39%     1.33%     1.33%     1.35%     1.54%

Allocation of the Allowance for Loan Losses
-------------------------------------------
The following table shows an allocation of the allowance for loan losses for each of the five years indicated:


                                               December 31
                 ----------------------------------------------------------------------
                      1997          1996           1995           1994          1993
                 -------------  -------------  -------------  ------------  -----------
                     $      %      $       %      $       %      $      %      $      %
                 -------  ----  -------  ----  -------  ----  ------  ----  ------  ---
Balance at End                           (Dollars in thousands)
of Period Appli-
cable to:
Commercial       $ 5,372   26%  $ 4,826   23%  $ 4,254   22% $ 4,395   21% $ 4,457   21%
Real estate-
 construction        246    3%      172    3%      210    3%     340    2%     300    3%
Real estate-
 mortgage          5,320   47%    3,510   51%    3,713   52%   2,552   54%   4,305   56%
Installment &
 credit card       7,328   23%    5,419   22%    4,184   22%   3,298   22%   3,104   19%
Lease financing      483    1%      327    1%      196    1%     154    1%     512    1%
Unallocated        8,761   N/A    8,418   N/A    7,880   N/A   7,870   N/A   5,702   N/A
                 -------  ----  -------  ----  -------  ---- -------  ---- -------  ----
                 $27,510  100%  $22,672  100%  $20,437  100% $18,609  100% $18,380  100%
                 =======  ====  =======  ====  =======  ==== =======  ==== =======  ====


$ - Dollar Amount

% - Percent of Loans in Each Category to Total Loans


Dividend Payout Ratio
---------------------
The dividend payout ratios for 1997, 1996 and 1995 were 47.0 %, 48.1%, and 42.5%, respectively.


Forward-Looking Statements
--------------------------
Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues; income or loss; earnings or loss per share; the payment or non-payment of dividends; capital structure and other financial items; statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "intends," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the strength of the local economies in which operations are conducted; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the ability to achieve satisfactory results regarding the Year
2000 issue; and the success of Bancorp at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and Bancorp undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained on pages 30 and 31 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and report of independent auditors included on pages 33 through 49 of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 50 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information called for by Item 10 is contained under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 1 through 4 of Bancorp's Proxy Statement, dated March 16, 1998 with respect to the Annual Meeting of Shareholders to be held on April 28, 1998 which was filed pursuant to Regulation 14(A) of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in
Part I of this Form 10-K in partial response to Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.
The information appearing under "Meetings of the Board of Directors and Committees of the Board" on page 6, "Executive Compensation" on pages 6 through 11, and under "Compensation Committee Report" on pages 12 and 13 of Bancorp's Proxy Statement dated March 16, 1998 is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 1 through 4 of Bancorp's Proxy Statement dated March 16, 1998 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 46 of Bancorp's Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of the Report:                                                                    Page*
                                                                                                                 -----
      (1)  Report of Ernst & Young LLP, Independent Auditors  .........................................           49

           Consolidated Balance Sheets as of December 31, 1997 and 1996................................           33

           Consolidated Statements of Earnings for year ended
           December 31, 1997, 1996 and 1995  ..........................................................           34

           Consolidated Statements of Cash Flows for year ended
           December 31, 1997, 1996 and 1995  ..........................................................           35

           Consolidated Statements of Changes in Shareholders' Equity
           for year ended December 31, 1997, 1996 and 1995  ...........................................           36

           Notes to Consolidated Financial Statements..................................................           37

      (2)  Financial Statement Schedules:

           Schedules to the consolidated financial statements required by
           Regulation S-X are not required under the related instructions, or are inapplicable, and therefore
           have been omitted ..........................................................................                    N/A


-------------------------------------------------------------------------------
*THE PAGE NUMBERS INDICATED REFER TO PAGES OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 WHICH ARE INCORPORATED HEREIN BY REFERENCE.

           (3) Exhibits:

                 Exhibit
                 Number
                 ------
                 (3)a            Articles of Incorporation, as amended as of April 22, 1997.

                 (3)b            Amended and Restated Regulations, as of April 22, 1997.

                 (10)(iii)A(1)   First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24,
                                 1991 and incorporated herein by reference to a Registration Statement on
                                 Form S-8, Registration No. 33-46819.

                 (10)(iii)A(2)   Agreement between Stanley N. Pontius and First
                                 Financial Bancorp dated January 27, 1998.

                 (10)(iii)A(3)   Agreement between Rick L. Blossom and First
                                 Financial Bancorp dated January 27, 1998.

                 (10)(iii)A(4)   Agreement between Michael R. O'Dell and First
                                 Financial Bancorp dated January 27, 1998.

                 (10)(iii)A(5)   Agreement between Mark W. Immelt and First
                                 Financial Bancorp dated January 27, 1998.

                 (10)(iii)A(6)   Agreement between Michael T. Riley and First
                                 Financial Bancorp dated January 27, 1998.

                 (13)            Registrant's annual report to security holders for the year ended December
                                 31, 1997.

                 (21)            First Financial Bancorp. Subsidiaries.

                 (23)            Consent of Ernst & Young LLP, Independent Auditors.

                 (27)            Financial Data Schedule

--------------------------------------------------------------------------------
THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO A SECURITY HOLDER UPON REQUEST A COPY OF THE DOCUMENTS, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE (ANNUAL REPORT TO SHAREHOLDERS AND PROXY STATEMENT), AND WILL FURNISH ANY OTHER EXHIBIT UPON PAYMENT OF REPRODUCTIONS COSTS.




(b)        Reports on Form 8-K:

           During the fourth quarter of the year ended December 31, 1997, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.


By:/s/ Stanley N. Pontius
   ------------------------------------
Stanley N. Pontius, Director
President and Chief Executive Officer

Date   3/16/98
---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ F. Elden Houts                            /s/ Michael R. O'Dell
-----------------------------------           ----------------------------------------
F. Elden Houts, Director                      Michael R. O'Dell,
                                              Senior Vice President, Chief Financial
                                              Officer, and Secretary

Date   3/16/98                                Date  3/16/98
     ------------------------------                 ----------------------------------




/s/ Stanley N. Pontius                        /s/ Charles T. Koehler
-----------------------------------           ----------------------------------------
Stanley N. Pontius, Director                  Charles T. Koehler, Director
President and Chief Executive Officer

Date   3/16/98                                Date  3/16/98
     ------------------------------                 ----------------------------------




/s/ Murph Knapke                              /s/ Barry S. Porter
-----------------------------------           ----------------------------------------
Murph Knapke, Director                        Barry S. Porter, Director

Date   3/16/98                                Date  3/16/98
     ------------------------------                 ----------------------------------




/s/ Don M. Cisle                              /s/ Thomas C. Blake
-----------------------------------           ----------------------------------------
Don M. Cisle, Director                        Thomas C. Blake, Director

Date   3/16/98                                Date  3/16/98
     ------------------------------                 ----------------------------------

/s/ Steve Posey                                /s/ Joseph M. Gallina
-----------------------------------            ----------------------------------------
Steve Posey, Director                          Joseph M. Gallina, First Vice President
                                               and Comptroller

Date   3/16/98                                 Date 3/16/98
     ------------------------------                ------------------------------------