Form 10-Q
period 1998-03-31
FIRST FINANCIAL BANCORP /OH/
filed 1998-05-14
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended             MARCH 31, 1998
                                   ---------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ________________ to _________________

Commission file number 0-12379



                            FIRST FINANCIAL BANCORP.
             (Exact name of registrant as specified in its charter)


              Ohio                                              31-1042001
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)


                   300 High Street, Hamilton, Ohio        45011
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code   (513) 867-4700



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  _X_   No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at May 1, 1998
 Common stock, No par value                                 33,106,164

                            FIRST FINANCIAL BANCORP.

                                      INDEX



                                                                       Page No.
                                                                       --------

 PART I-FINANCIAL INFORMATION

       Consolidated Balance Sheets -
        March 31, 1998 and December 31, 1997                               1

       Consolidated Statements of Earnings -
        Three Months Ended March 31, 1998 and 1997                         2

       Consolidated Statements of Comprehensive Income -
        Three Months Ended March 31, 1998 and 1997                         3

       Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1998 and 1997                         4

       Notes to Consolidated Financial Statements                          6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8


 PART II-OTHER INFORMATION

       Item 5  Other Information                                          14

       Item 6  Exhibits and Reports on Form 8-K                           14


 SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                           March 31,        December 31,
                                                             1998               1997
                                                          ------------      --------------
ASSETS
Cash and due from banks                                   $   130,533       $   142,334
Interest-bearing deposits with other banks                      3,289             3,487
Federal funds sold and securities purchased
  under agreements to resell                                    4,091            18,773
Investment securities held-to-maturity, at cost
  (market value - $51,011 at March 31, 1998 and
   $60,961 at December 31, 1997)                               48,678            58,347
Investment securities available-for-sale, at market           365,540           332,617
Loans
  Commercial                                                  524,340           502,919
  Real estate-construction                                     59,566            63,308
  Real estate-mortgage                                        928,583           927,985
  Installment                                                 445,642           439,744
  Credit card                                                  15,907            17,369
  Lease financing                                              28,535            27,260
                                                          -----------       -----------
      Total loans                                           2,002,573         1,978,585
  Less
    Unearned income                                             2,144             1,554
    Allowance for loan losses                                  27,967            27,510
                                                          -----------       -----------
      Net loans                                             1,972,462         1,949,521
Premises and equipment                                         46,512            47,013
Deferred income taxes                                           3,227             3,070
Accrued interest and other assets                              84,027            80,949
                                                          -----------       -----------
      TOTAL ASSETS                                        $ 2,658,359       $ 2,636,111
                                                          ===========       ===========
LIABILITIES
Deposits
  Noninterest-bearing                                     $   276,142       $   314,051
  Interest-bearing                                          1,924,171         1,916,127
                                                          -----------       -----------
      Total deposits                                        2,200,313         2,230,178
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                             55,146            46,638
  Federal Home Loan Bank borrowings                            17,950             2,000
  Other                                                         1,189             3,650
                                                          -----------       -----------
      Total short-term borrowings                              74,285            52,288
Long-term borrowings                                           60,356            41,054
Accrued interest and other liabilities                         32,912            26,332
                                                          -----------       -----------
         TOTAL LIABILITIES                                  2,367,866         2,349,852
SHAREHOLDERS' EQUITY
Common stock - par value, $8 per share
  Authorized - 60,000,000 shares
  Issued - 33,121,560 in 1998 and 16,556,789 in 1997          132,486           132,464
Surplus                                                        99,895           100,129
Retained earnings                                              57,110            51,973
Accumulated other comprehensive income                          1,967             2,094
Restricted stock awards                                          (444)             (338)
Treasury stock, at cost, 17,126 shares in 1998
  and 1,319 shares in 1997                                       (521)              (63)
                                                          -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                              290,493           286,259
                                                          -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,658,359       $ 2,636,111
                                                          ===========       ===========

             See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                         Three months ended
                                                             March 31,
                                                   -----------------------------
                                                      1998              1997
                                                   -----------       -----------
INTEREST INCOME
  Loans, including fees                            $    45,911       $    39,016
  Investment securities
    Taxable                                              5,484             4,743
    Tax-exempt                                           1,070             1,337
                                                   -----------       -----------
      Total investment interest                          6,554             6,080
  Interest-bearing deposits with
    other banks                                             63                79
  Federal funds sold and securities
    purchased under agreements to resell                   160               194
                                                   -----------       -----------
      TOTAL INTEREST INCOME                             52,688            45,369
INTEREST EXPENSE
  Deposits                                              19,577            16,825
  Short-term borrowings                                    961             1,148
  Long-term borrowings                                     679               158
                                                   -----------       -----------
      TOTAL INTEREST EXPENSE                            21,217            18,131
                                                   -----------       -----------
      NET INTEREST INCOME                               31,471            27,238
  Provision for loan losses                              1,250               860
                                                   -----------       -----------
      Net interest income after
        provision for loan losses                       30,221            26,378
NONINTEREST INCOME
  Service charges on deposit accounts                    2,822             2,373
  Trust revenues                                         2,798             2,455
  Investment securities gains                               44                 9
  Other                                                  2,141             1,350
                                                   -----------       -----------
     Total noninterest income                            7,805             6,187
NONINTEREST EXPENSES
  Salaries and employee benefits                        11,986            10,239
  Net occupancy                                          1,422             1,311
  Furniture and equipment                                1,176             1,111
  Data processing                                        1,396             1,228
  Deposit insurance                                        100                65
  State taxes                                              399               407
  Other                                                  6,113             4,159
                                                   -----------       -----------
     Total noninterest expenses                         22,592            18,520
                                                   -----------       -----------
     Income before income taxes                         15,434            14,045
  Income tax expense                                     5,331             4,631
                                                   -----------       -----------
     NET EARNINGS                                  $    10,103       $     9,414
                                                   ===========       ===========

Net earnings per share - basic                     $      0.31       $      0.28
                                                   ===========       ===========

Net earnings per share - diluted                   $      0.30       $      0.28
                                                   ===========       ===========

Cash dividends declared per share                  $      0.15       $      0.14
                                                   ===========       ===========

Average shares outstanding                          33,110,192        33,066,708
                                                   ===========       ===========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                              1998      1997
                                                           ---------  ----------
NET INCOME                                                  $ 10,103   $ 9,414
  Other comprehensive income, net of tax:
    Unrealized gains on securities:
      Unrealized holding gains (losses) arising
          during period                                          154    (1,027)
      Less: reclassification adjustment for gains
       included in net income                                     27         6
                                                            --------   -------
  Other comprehensive income                                     127    (1,033)
                                                            --------   -------
  COMPREHENSIVE INCOME                                      $ 10,230   $ 8,381
                                                            ========   =======

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Three months ended
                                                                       March 31,
                                                               -------------------------
                                                                 1998             1997
                                                               ---------       ---------
OPERATING ACTIVITIES
  Net earnings                                                 $  10,103       $   9,414
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                      1,250             860
    Provision for depreciation and amortization                    1,933           1,243
    Net amortization of investment security
      premiums and accretion of discounts                             33             193
    Realized investment security gains                               (44)             (9)
    Originations of mortgage loans held for sale                 (40,392)        (10,673)
    Gains from sales of mortgage loans held for sale                (422)           (139)
    Proceeds from sale of mortgage loans held for sale            40,814          10,812
    Deferred income taxes                                            (29)            (82)
    Increase in interest receivable                               (1,594)           (763)
    Increase in cash surrender value of life insurance            (2,841)         (3,193)
    Increase in prepaid expenses                                    (230)           (995)
    Increase in accrued expenses                                   5,220           3,977
    Increase in interest payable                                     337             147
    Other                                                          1,743             984
                                                               ---------       ---------
      Net cash provided by operating activities                   15,881          11,776

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                                0               0
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                     32,956          17,431
  Purchases of investment securities available-for-sale          (66,192)        (24,929)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                       10,697          12,022
  Purchases of investment securities held-to-maturity               (925)           (356)
  Net decrease in interest-bearing deposits
     with other banks                                                198           1,305
  Net decrease in federal funds sold and
     securities purchased under agreements to resell              14,682           5,343
  Net increase in loans and leases                               (24,580)        (14,483)
  Recoveries from loans and leases previously charged off            259             346
  Proceeds from disposal of other real estate owned                   63             149
  Cash and cash equivalents acquired in merger                         0           8,288
  Purchases of premises and equipment                               (497)           (605)
                                                               ---------       ---------
      Net cash (used in) provided by investing activities        (33,339)          4,511

FINANCING ACTIVITIES
  Net decrease in total deposits                                 (29,865)        (26,586)
  Net increase in short-term borrowings                           21,997          10,176
  Net increase in long-term borrowings                            19,302           4,717
  Cash dividends declared                                         (4,967)         (4,510)
  Purchase of common stock                                        (1,068)              0
  Proceeds from exercise of stock options,
     net of shares purchased                                         258              45
                                                               ---------       ---------
      Net cash provided by (used in) financing activities          5,657         (16,158)
                                                               ---------       ---------

         DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS        (11,801)            129
 Cash and cash equivalents at beginning of period                142,334         110,767
                                                               ---------       ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 130,533       $ 110,896
                                                               =========       =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             1998         1997
                                                           -------       -------
Supplemental disclosures
  Interest paid                                            $20,881       $20,100
                                                           =======       =======
  Income taxes paid                                        $     0       $   295
                                                           =======       =======
  Recognition of deferred tax assets
    attributable to FASB Statement No. 115                 $    88       $   610
                                                           =======       =======
  Acquisition of other real estate owned through
    foreclosure                                            $   130       $   238
                                                           =======       =======
  Issuance of restricted stock awards                      $   220       $   226
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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, a Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (dba Community First Finance), Farmers State Bank, National Bank of Hastings, and Vevay Deposit Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

On April 28, 1998, the Board of Directors approved a 2 for 1 stock split, to be issued to shareholders of record as of May 8, 1998, and distributed on June 1, 1998. All per share amounts have been restated for all periods presented. Also, on April 28, 1998, the shareholders approved an amendment to the Articles of Incorporation to eliminate the par value of Bancorp's common shares.

NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off-balance sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit and commitments outstanding to extend credit is represented by the contractual amounts of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Following is a discussion of these transactions.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 1998, Bancorp had issued standby letters of credit aggregating $16,883,000 compared to $19,210,000 issued as of December 31, 1997. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $358,637,000 at March 31, 1998 and $335,092,000 at December 31, 1997. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: BUSINESS COMBINATIONS
Two of Bancorp's subsidiaries, The Citizens Commercial Bank & Trust Company and Van Wert National Bank, merged during November, 1997, to form Community First Bank & Trust (Community First). On December 8, 1997, Community First acquired 11 branches from KeyBank National Association. In addition to the 11 branches located in Mercer, Auglaize, Allen, Paulding, and Williams counties of Ohio, the transaction included the purchase of approximately $60 million of loans and the assumption of $246 million in deposits. Following the acquisition, Community First had total assets of $586 million and served 12 northwestern Ohio cities in six counties through a network of 21 offices.

On April 1, 1998, Bancorp paid $13.6 million for all the outstanding common stock of The Union State Bank (USB). Upon consummation of the merger, USB was merged into Community First and USB's only office in Payne, Ohio became Community First's 22nd branch office. The merger was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements will include The Union State Bank's results of operations from the date of acquisition.

NOTE 5:  ACCOUNTING CHANGES
SFAS No. 130, "Reporting Comprehensive Income," was issued in June, 1997, and was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a set of financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Bancorp adopted this statement effective January 1, 1998. See the Consolidated Statements Of Comprehensive Income.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was released in June, 1997, and was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 established standards for reporting information about operating segments. Operating segments are components of a business about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of this statement did not have a material impact on its financial statements.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                               1998                               1997
                                            ----------    -------------------------------------------------
                                              MAR. 31       DEC. 31       SEP. 30      JUN. 30      MAR. 31
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)

NET EARNINGS                                $   10,103    $   10,650    $   10,230   $   10,014   $    9,414
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 1,986,149     1,892,038     1,836,612    1,770,479    1,730,946
  INVESTMENT SECURITIES                        413,893       377,136       372,769      373,697      369,438
  OTHER EARNING ASSETS                          16,359        21,673         7,070       12,549       20,266
                                            ----------    ----------    ----------   ----------   ----------
    TOTAL EARNING ASSETS                     2,416,401     2,290,847     2,216,451    2,156,725    2,120,650
  TOTAL ASSETS                               2,628,149     2,472,131     2,376,040    2,320,075    2,281,811
  DEPOSITS                                   2,179,267     2,020,955     1,925,615    1,907,229    1,888,159
  SHAREHOLDERS' EQUITY                         290,111       283,541       277,732      269,380      266,008
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        11.04%        11.47%        11.69%       11.61%       11.66%
  RETURN ON AVERAGE TOTAL ASSETS                 1.54%         1.72%         1.72%        1.73%        1.65%
  RETURN ON AVERAGE EQUITY                      13.93%        15.02%        14.73%       14.87%       14.16%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     5.32%         5.43%         5.41%        5.41%        5.29%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $4,098,000 over the first quarter of 1997. Continued loan growth, particularly in commercial and installment loans, contributed to higher net interest income in the first quarter of 1998.

                                                                    QUARTER ENDED
                                                 1998                          1997
                                               -------      -----------------------------------------
                                               MAR. 31      DEC. 31     SEP. 30    JUN. 30    MAR. 31
                                               -------      -------     -------    -------    -------
                                                                    (DOLLARS IN THOUSANDS)

INTEREST INCOME                                $52,688      $50,631     $48,918    $47,267    $45,369
INTEREST EXPENSE                                21,217       20,230      19,658     18,814     18,131
                                               -------      -------     -------    -------    -------
  NET INTEREST INCOME                           31,471       30,401      29,260     28,453     27,238
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME       647          717         702        745        782
                                               -------      -------     -------    -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $32,118      $31,118     $29,962    $29,198    $28,020
                                               =======      =======     =======    =======    =======


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, average earning assets had an increase in rates, while average interest-bearing liabilities experienced a decrease in rates for the three month period ended March 31, 1998 in comparison to the same period in 1997. The rates had more impact on interest expense than interest income. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                                 THREE MONTHS
                                     ENDED         CHANGE DUE TO:
                                 MAR. 31, 1998     --------------
                                   OVER 1997      RATE      VOLUME
                                   ---------      ----      ------
                                         (DOLLARS IN THOUSANDS)
          INTEREST INCOME          $  7,319     $    885   $  6,434
          INTEREST EXPENSE            3,086       (2,085)     5,171
                                   --------     --------   --------
          NET INTEREST INCOME      $  4,233     $  2,970   $  1,263
                                   ========     ========   ========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 1998 was $10,073,000 which was an increase of $665,000 or 7.07% over that reported in the same period in 1997. This increase in net operating income can be primarily attributed to an increase in net interest income of $4,233,000 or 15.5%. Noninterest income, excluding securities transactions, for the first three months of 1998 increased 25.6% in comparison to the same period in 1997 as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 22.0%.

INCOME TAXES
For the first three months of 1998, income tax expense was $5,331,000 compared to $4,631,000 for the same period in 1997, or an increase of $700,000. In 1998, $5,317,000 of the tax expense was related to operating income with a tax expense of $14,000 related to securities transactions. In the first three months of 1997, income tax expense related to operating income was $4,628,000 with a tax expense related to securities transactions of $3,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $1,354,000 or 9.65% over that reported for the first three months of 1997 and a higher effective tax rate for the period in 1998. The higher effective tax rate was primarily attributable to significant calls of tax-exempt securities which decreased tax-exempt income.

NET EARNINGS
Net earnings for the first three months of 1998 were $10,103,000 or 7.32% greater than that recorded during the same period in 1997. As was discussed previously, net operating income was $10,073,000 which was 7.07% greater than the same period in 1997. Net securities gains through March 31, 1998 were $27,000 compared to $6,000 for the period ending March 31, 1997.

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

At March 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired with an allowance under FASB Statement No. 114 was $2,115,000 and $3,458,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,046,000 at March 31, 1998 and $1,415,000 at March 31, 1997. There were $16,000 in impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective quarters ended March 31, 1998 and 1997, was approximately $3,217,000 and $3,040,000. For the three months ended March 31, 1998, Bancorp recognized interest income on those impaired loans of $3,000 compared to $64,000 for the same period in 1997. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                        QUARTER ENDED
                                           1998                             1997
                                        ----------    ---------------------------------------------
                                          MAR. 31       DEC. 31     SEP. 30     JUN. 30     MAR. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                         (DOLLARS IN THOUSANDS)

    BALANCE AT BEGINNING OF PERIOD        $27,510       $24,875     $24,553     $23,651    $22,672
    ALLOWANCE ACQUIRED THROUGH MERGER                     2,101                     474        438
    PROVISION FOR LOAN LOSSES               1,250         1,677       1,076       1,123        860
    LOANS CHARGED OFF                      (1,052)       (1,401)       (956)       (888)      (665)
    RECOVERIES                                259           258         202         193        346
                                          -------       -------     -------     -------    -------
      NET CHARGE OFFS                        (793)       (1,143)       (754)       (695)      (319)
                                          -------       -------     -------     -------    -------
    BALANCE AT END OF PERIOD              $27,967       $27,510     $24,875     $24,553    $23,651
                                          =======       =======     =======     =======    =======

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME              1.40%          1.39%       1.33%       1.35%     1.36%
      RECOVERIES TO CHARGE OFFS            24.62%         18.42%      21.13%      22.09%    52.03%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                    35.27X         24.07X      32.99X      35.33X    74.14X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $1,308,000 or 17.4% in the first quarter of 1998 when compared to the first quarter of 1997, and in that same period, accruing loans past due 90 days or more increased $1,576,000. Nonperforming assets increased $1,026,000 or 13.2% in the first quarter of 1998 when compared to the fourth quarter of 1997. There were no individually large loans contributing to this increase. While the increase may seem large, the level of nonperforming assets as a percentage of loans in the current quarter has only increased a small amount compared to 1997 levels. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                                      QUARTER ENDED
                                           1998                            1997
                                        ----------    ---------------------------------------------
                                          MAR. 31       DEC. 31     SEP. 30     JUN. 30     MAR. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                             (DOLLARS IN THOUSANDS)

    NONACCRUAL LOANS                       $ 5,985      $ 5,257     $ 6,418     $ 7,089     $ 6,611
    RESTRUCTURED LOANS                       1,812        1,581         630         704         550
    OREO                                     1,017          950         700         188         345
                                           -------      -------     -------     -------     -------
      TOTAL NONPERFORMING ASSETS             8,814        7,788       7,748       7,981       7,506

    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                        2,585        1,203         789       1,026       1,009
                                           -------      -------     -------     -------     -------
      TOTAL UNDERPERFORMING ASSETS         $11,399      $ 8,991     $ 8,537     $ 9,007     $ 8,515
                                           =======      =======     =======     =======     =======

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO                               0.44%        0.39%       0.42%       0.44%       0.43%
                                           =======      =======     =======     =======     =======
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO                               0.57%        0.45%       0.46%       0.50%       0.49%
                                           =======      =======     =======    ========     =======

    *OTHER REAL ESTATE OWNED


LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 1998 Bancorp's deposit liabilities had decreased by 1.34% from December 31, 1997. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings increased to $74,285,000 at March 31, 1998, compared to $52,288,000 at December 31, 1997.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 1998, securities maturing in one year or less amounted to $58,365,000, representing 14.1% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 1998, amounted to $561,612,000, representing 21.1% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 1998, Bancorp had classified $365,540,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $497,000 for the first three months of 1998. In addition, remodeling is a planned and ongoing process given the 105 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 1998 were approximately

$1,460,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at March 31, 1998, was 12.9%, its Total risked-based capital was 14.1% and its Leverage ratio was 9.66%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the quarters presented.



                                                                         QUARTER ENDED
                                             1998                            1997
                                          ----------    ----------------------------------------------
                                            MAR. 31       DEC. 31     SEP. 30     JUN. 30      MAR. 31
                                          ----------    ----------  ----------   ----------  ---------
                                                                 (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                      $  290,493    $  286,259  $  280,593   $  274,511  $  267,498
  LESS:  INTANGIBLE ASSETS                    38,316        39,169       8,684        8,926       5,187
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                        1,967         2,094       1,945        1,398         129
                                          ----------    ----------  ----------   ----------  ----------
TOTAL TIER I CAPITAL                      $  250,210    $  244,996  $  269,964   $  264,187  $  262,182
                                          ==========    ==========  ==========   ==========  ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  250,210    $  244,996  $  269,964   $  264,187  $  262,182
QUALIFYING ALLOWANCE FOR LOAN LOSSES          24,313        23,591      21,818       21,364      20,468
                                          ----------    ----------  ----------   ----------  ----------
TOTAL RISK-BASED CAPITAL                  $  274,523    $  268,587  $  291,782   $  285,551  $  282,650
                                          ==========    ==========  ==========   ==========  ==========

RISK WEIGHTED ASSETS                      $1,941,265    $1,883,335  $1,742,394   $1,705,949  $1,637,465
                                          ==========    ==========  ==========   ==========  ==========

RISK-BASED RATIOS:
  TIER I                                       12.89%        13.01%      15.49%       15.49%      16.01%
                                          ==========    ==========  ==========   ==========  ==========

  TOTAL RISK-BASED CAPITAL                     14.14%        14.26%      16.75%       16.74%      17.26%
                                          ==========    ==========  ==========   ==========  ==========

  LEVERAGE                                      9.66%        10.07%      11.40%       11.43%      11.52%
                                          ==========    ==========  ==========   ==========  ==========

YEAR 2000
Many computer systems process transactions using two digits for the year of the transaction, rather than a full four digits. These systems may not function properly at the beginning of the year 2000. Bancorp has devoted significant time and attention to the Year 2000 issue, and will repair or replace non-compliant hardware and software prior to the new millennium.

Several regulatory agencies and authorities have issued regulations and guidelines which regulated financial institutions must use in measuring their progress. Five commonly recognized phases of Year 2000 remediation are awareness, assessment, renovation, validation and implementation.

During 1997, the awareness phase was completed by Bancorp and each of its subsidiaries. During 1998 Bancorp's Operating Committee continues to meet at least weekly to direct and implement all Year 2000 issues. In addition, Bancorp's work groups continue to make presentations to Bancorp's management and Board of Directors, who have pledged their support for this issue.

Bancorp has inventoried and assessed the magnitude of hardware and software programs which must be remediated, contacted vendors, identified resource needs and appropriately hired or contracted for qualified personnel to guide Bancorp through the Year 2000 issue. A Year 2000 Loan Committee, comprised of senior lenders of Bancorp's affiliates, is assessing the impact of Year 2000 on lending customers and the related risks inherent in those loans as they relate to the year 2000.

Bancorp is currently in the renovation process, having completed the major demand deposit, savings and certificate of deposit systems. Several ancillary systems have also been completed. Remaining mission critical systems are currently in the process of renovation or are scheduled to begin renovation during the second and third quarters of 1998. Management's goal is to have the renovation phase completed by the end of 1998.

Management has tested incremental changes made to renovated software applications, but has not yet validated overall Year 2000 compliance. Overall validation testing is anticipated to begin in the first quarter, 1999.

Implementation will follow satisfactory results of validation testing and is anticipated to be completed during the third quarter, 1999.

During the first quarter 1998, Bancorp incurred approximately $248,000 in noninterest expense for costs related to Year 2000 issues. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $3,500,000 for the remainder of 1998 and in 1999, of which about $1,325,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1997.

Management's analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 1997 Form 10-K.

ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.



                            PART II-OTHER INFORMATION

Item 5.      Other Information
             On April 28, 1998, the Board of Directors of Bancorp approved an amendment to the Rights Agreement dated as of November 23, 1993 providing for an exchange provision that would allow the Board of Directors, at its option, at any time after any person becomes either an Acquiring Person or an Adverse Person (as defined in the Rights Agreement) to exchange all or part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, subject to appropriate adjustments.


Item 6.      Exhibits and Reports on Form 8-K
              (a) Exhibits
                  3(i)         Articles of Incorporation, Revised April 28, 1998
                  4.1, 10.2    First Amendment to Rights Agreement
                  27           Financial Data Schedule

              (b) Reports on Form 8-K

             On March 26, 1998, Bancorp filed a Form 8-K on issues concerning Bancorp's Year 2000 preparations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 FIRST FINANCIAL BANCORP.
                                                 ----------------------------
                                                 (Registrant)



/s/ MICHAEL R. O'DELL                            /s/ JOSEPH M. GALLINA
-------------------------------                  ----------------------------
Michael R. O'Dell, Senior Vice                   Joseph M. Gallina,
President, Chief Financial                       Comptroller
Officer and Secretary                            (Principal Accounting Officer)


Date       May 14, 1998                          Date      May 14, 1998
     ---------------------------                      ---------------------