Form 10-Q
period 1998-06-30
FIRST FINANCIAL BANCORP /OH/
filed 1998-08-12
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended       JUNE 30, 1998
                                ------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                    to
                               ------------------    ---------------------
Commission file number 0-12379


                            FIRST FINANCIAL BANCORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                                 31-1042001
      -------------------------------                  ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      300 High Street, Hamilton, Ohio                   45011
 ----------------------------------------             ----------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
                                                     --------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                  -----      ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at August 1, 1998
  --------------------------                  -----------------------------
  Common stock, No par value                            33,106,861

                            FIRST FINANCIAL BANCORP.

                                      INDEX

                                                                      Page No.

 PART I - FINANCIAL INFORMATION

          Consolidated Balance Sheets -
           June 30, 1998 and December 31, 1997                           1

          Consolidated Statements of Earnings -
           Six Months and Three Months Ended June 30, 1998 and 1997      2

          Consolidated Statements of Comprehensive Income -
           Six Months and Three Months Ended June 30, 1998 and 1997      3

          Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                       4

          Notes to Consolidated Financial Statements                     6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8


PART II - OTHER INFORMATION

          Item 4  Submission of Matters to a Vote of Security Holders   15

          Item 6  Exhibits and Reports on Form 8-K                      16


SIGNATURES                                                              17

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)


                                                        June 30,   December 31,
                                                          1998         1997
                                                          ----         ----
ASSETS
Cash and due from banks                                $  125,990   $  142,334
Interest-bearing deposits with other banks                  3,578        3,487
Federal funds sold and securities purchased
  under agreements to resell                                6,811       18,773
Investment securities held-to-maturity, at cost
  (market value - $43,763 at June 30, 1998 and
   $60,961 at December 31, 1997)                           41,706       58,347
Investment securities available-for-sale,
  at market value (cost of $350,407 at June 30, 1998
  and $329,261 at December 31, 1997)                      352,932      332,617
Loans
  Commercial                                              562,754      502,919
  Real estate-construction                                 59,325       63,308
  Real estate-mortgage                                    972,248      927,985
  Installment                                             455,862      439,744
  Credit card                                              15,917       17,369
  Lease financing                                          28,322       27,260
                                                       ----------   ----------
      Total loans                                       2,094,428    1,978,585
  Less
    Unearned income                                         2,448        1,554
    Allowance for loan losses                              28,917       27,510
                                                       ----------   ----------
      Net loans                                         2,063,063    1,949,521
Premises and equipment                                     47,947       47,013
Deferred income taxes                                       3,215        3,070
Accrued interest and other assets                          92,551       80,949
                                                       ----------   ----------
      TOTAL ASSETS                                     $2,737,793   $2,636,111
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  303,719   $  314,051
  Interest-bearing                                      1,957,966    1,916,127
                                                       ----------   ----------
      Total deposits                                    2,261,685    2,230,178
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         56,428       46,638
  Federal Home Loan Bank borrowings                        32,950        2,000
  Other                                                     1,510        3,650
                                                       ----------   ----------
      Total short-term borrowings                          90,888       52,288
Long-term borrowings                                       62,247       41,054
Accrued interest and other liabilities                     27,357       26,332
                                                       ----------   ----------
      TOTAL LIABILITIES                                 2,442,177    2,349,852
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 60,000,000 shares
  Issued - 33,125,023 in 1998 and 16,558,108 in 1997      231,837      232,593
Retained earnings                                          63,212       51,973
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes          1,584        2,094
Restricted stock awards                                      (484)        (338)
Treasury stock, at cost, 18,162 and 1,319 shares             (533)         (63)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY                          295,616      286,259
                                                       ----------   ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,737,793   $2,636,111
                                                       ==========   ==========


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                             Six months ended     Three months ended
                                                 June 30,              June 30,
                                             ----------------     ------------------
                                              1998       1997       1998      1997
                                              ----       ----       ----      ----
INTEREST INCOME
  Loans, including fees                    $  93,704  $  79,718  $  47,793 $   40,702
  Investment securities
    Taxable                                   11,064      9,858      5,580      5,115
    Tax-exempt                                 2,065      2,606        995      1,269
                                           ---------  ---------  ---------  ---------
      Total investment interest               13,129     12,464      6,575      6,384
  Interest-bearing deposits with
    other banks                                  133        133         70         54
  Federal funds sold and securities
    purchased under agreements to resell         300        321        140        127
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  107,266     92,636     54,578     47,267
INTEREST EXPENSE
  Deposits                                    39,829     34,083     20,252     17,258
  Short-term borrowings                        1,766      2,538        805      1,390
  Long-term borrowings                         1,445        324        766        166
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  43,040     36,945     21,823     18,814
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     64,226     55,691     32,755     28,453
  Provision for loan losses                    2,448      1,983      1,198      1,123
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             61,778     53,708     31,557     27,330
NONINTEREST INCOME
  Service charges on deposit accounts          5,761      4,883      2,939      2,510
  Trust income                                 5,519      4,802      2,721      2,347
  Investment securities gains (losses)           337          7        293         (2)
  Other                                        4,066      2,725      1,925      1,375
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 15,683     12,417      7,878      6,230
NONINTEREST EXPENSES
  Salaries and employee benefits              24,209     20,221     12,223      9,982
  Net occupancy expenses                       2,800      2,502      1,378      1,191
  Furniture and equipment expenses             2,422      2,212      1,246      1,101
  Data processing expenses                     2,700      2,417      1,304      1,189
  Deposit insurance expense                      198        172         98        107
  State taxes                                    841        838        442        431
  Other                                       12,166      8,869      6,053      4,710
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               45,336     37,231     22,744     18,711
                                           ---------  ---------  ---------  ---------
Income before income taxes                    32,125     28,894     16,691     14,849
Income tax expense                            10,954      9,466      5,623      4,835
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  21,171  $  19,428  $  11,068  $  10,014
                                           =========  =========  =========  =========

Net earnings per share - basic             $    0.64  $    0.59  $    0.33  $    0.30
                                           =========  =========  =========  =========
Net earnings per share - diluted           $    0.64  $    0.59  $    0.33  $    0.30
                                           =========  =========  =========  =========
Cash dividends declared per share          $    0.30  $    0.27  $    0.15  $    0.14
                                           =========  =========  =========  =========

Average shares outstanding                33,108,633 33,076,315 33,107,092 33,085,817
                                          ========== ========== ========== ==========

                       See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                             Six months ended     Three months ended
                                                 June 30,              June 30,
                                             ----------------     ------------------
                                              1998       1997       1998      1997
                                              ----       ----       ----      ----

NET INCOME                                 $  21,171   $ 19,428  $  11,068 $  10,014
  Other comprehensive income, net of tax:
    Unrealized gains on securities:
          Unrealized holding gains (losses)
          arising during period                  731       (223)       577       804
          Less: reclassification adjustment
          for gains included in net income       221         12        194         6
                                           ---------   --------  ---------  --------
  Other comprehensive income (loss)              510       (235)       383       798
                                           ---------   --------  ---------  --------
  COMPREHENSIVE INCOME                     $  21,681   $ 19,193  $  11,451  $ 10,812
                                           =========   ========  =========  ========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                              ----------------
                                                               1998         1997
                                                               ----         ----

OPERATING ACTIVITIES
  Net earnings                                             $ 21,171     $ 19,428
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 2,448        1,983
    Provision for depreciation and amortization               4,075        2,462
    Net amortization of investment security
      premiums and accretion of discounts                       148          293
    Realized investment security gains                         (337)          (7)
    Originations of mortgage loans held for sale            (92,671)     (24,071)
    Gains from sales of mortgage loans held for sale         (1,253)        (324)
    Proceeds from sale of mortgage loans held for sale       93,924       24,395
    Deferred income taxes                                       (32)         481
    Increase in interest receivable                             (23)        (960)
    Increase in cash surrender value of life insurance       (4,764)      (3,158)
    Increase (decrease) in prepaid expenses                    (553)      (1,362)
    Increase (decrease) in accrued expenses                     756       (1,031)
    Increase in interest payable                                220           49
    Other                                                    (4,191)        (927)
                                                          ---------    ---------
      Net cash provided by operating activities              18,918       17,251

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                      17,058          501
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                77,588       42,073
  Purchases of investment securities available-for-sale     (95,501)     (45,112)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                  19,582       14,051
  Purchases of investment securities held-to-maturity        (2,000)        (806)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                           (91)       2,973
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                    11,998       17,972
  Net increase in loans and leases                          (78,692)     (57,352)
  Recoveries from loans and leases previously charged off       549          543
  Proceeds from disposal of other real estate owned           1,060          379
  Cash acquired in merger                                         0        8,288
  Purchase of other financial institutions, net
     of cash acquired                                       (12,231)      (5,909)
  Purchases of premises and equipment                        (2,520)      (1,684)
                                                          ---------    ---------
      Net cash used in investing activities                 (63,200)     (24,083)

FINANCING ACTIVITIES
  Net decrease in total deposits                            (21,291)     (25,283)
  Net increase in short-term borrowings                      38,600       46,001
  Net increase in long-term borrowings                       21,193        4,655
  Cash dividends declared                                    (9,932)      (9,023)
  Purchase of common stock                                   (1,101)           0
  Proceeds from exercise of stock options, net of shares
     purchased                                                  469          262
                                                          ---------    ---------
      Net cash provided by financing activities              27,938       16,612
                                                          ---------    ---------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (16,344)       9,780
 Cash and cash equivalents at beginning of period           142,334      110,767
                                                          ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $125,990     $120,547
                                                          =========    =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Six months ended
                                                                June 30,
                                                           ----------------
                                                          1998         1997
                                                          ----         ----
Supplemental disclosures
  Interest paid                                         $ 42,662     $ 39,012
                                                       =========    =========
  Income taxes paid                                     $ 10,800     $ 10,985
                                                       =========    =========
  Recognition of deferred tax assets (liabilities)
      attributable to FASB Statement No. 115            $    321     $   (136)
                                                       =========   ==========
  Acquisition of other real estate owned through
      foreclosure                                       $    332     $    315
                                                       =========    =========
Issuance of restricted stock awards                     $    220     $    226
                                                       =========    =========


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

On April 28, 1998, the Board of Directors approved a 2 for 1 stock split, issued to shareholders of record as of May 8, 1998, and distributed on June 1, 1998. All per share amounts have been restated for all periods presented. Also on April 28, 1998, the shareholders approved an amendment to the Articles of Incorporation to eliminate the par value of Bancorp's common shares.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 1998, Bancorp had issued standby letters of credit aggregating $17,089,000 compared to $19,210,000 issued as of December 31, 1997. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $356,963,000 at June 30, 1998 and $335,092,000 at December 31, 1997. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: BUSINESS COMBINATIONS
On April 1, 1998, Bancorp paid $13.6 million in cash for all the outstanding common stock of The Union State Bank (USB). Upon consummation of the merger, USB was merged into Community First and USB's only office in Payne, Ohio became Community First's 22nd branch office. The merger was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include The Union State Bank's results of operations from the date of acquisition.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was released in June, 1997, and was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 established standards for reporting information about operating segments. Operating segments are components of a business about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of this statement did not have a material impact on Bancorp's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                     1998                                1997
                                            -----------------------     ------------------------------------
                                              JUN. 30      MAR. 31        DEC. 31      SEP. 30      JUN. 30
                                            ----------   ----------     ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)

Net Earnings                                $   11,068   $   10,103     $   10,650   $   10,230   $   10,014
Average Consolidated Balance Sheet items:
  Loans less unearned income                 2,059,142    1,986,149      1,892,038    1,836,612    1,770,479
  Investment securities                        417,942      413,893        377,136      372,769      373,697
  Other earning assets                          15,635       16,359         21,673        7,070       12,549
                                            ----------   ----------     ----------   ----------   ----------
    Total Earning Assets                     2,492,719    2,416,401      2,290,847    2,216,451    2,156,725
  Total Assets                               2,705,412    2,628,149      2,472,131    2,376,040    2,320,075
  Deposits                                   2,261,056    2,179,267      2,020,955    1,925,615    1,907,229
  Shareholders' Equity                         292,555      290,111        283,541      277,732      269,380
Key Ratios:
  Average equity to average total assets        10.81%       11.04%         11.47%       11.69%       11.61%
  Return on average total assets                 1.64%        1.54%          1.72%        1.72%        1.73%
  Return on average equity                      15.17%       13.93%         15.02%       14.73%       14.87%
  Net interest margin (fully tax equivalent)     5.37%        5.39%          5.39%        5.36%        5.43%

The net interest margin (fully tax equivalent) for prior quarters has been restated to conform to the current quarter's calculation which annualized data based on number of days in the quarter. The restatements were not material.

NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $4,156,000 over the second quarter of 1997 and $1,236,000 over the first quarter of 1998. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the second quarter of 1998.

                                                                  QUARTER ENDED
                                                     1998                           1997
                                               ------------------       -----------------------------
                                               JUN. 30    MAR. 31       DEC. 31    SEP. 30    JUN. 30
                                               -------    -------       -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)

Interest income                                $54,578    $52,688       $50,631    $48,918    $47,267
Interest expense                                21,823     21,217        20,230     19,658     18,814
                                               -------    -------       -------    -------    -------
  Net interest income                           32,755     31,471        30,401     29,260     28,453
Tax equivalent adjustment to interest income       599        647           717        702        745
                                               -------    -------       -------    -------    -------
Net interest income (fully tax equivalent)     $33,354    $32,118       $31,118    $29,962    $29,198
                                               =======    =======       =======    =======    =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, an increase in volume had a significant impact on both interest income and interest expense for the six month and three month periods ended June 30, 1998 in comparison to 1997. The increase in volume had more impact on interest income than interest expense. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                           SIX MONTHS                          THREE MONTHS
                              ENDED        CHANGE DUE TO:          ENDED           CHANGE DUE TO:
                          JUN. 30, 1998  -------------------   JUN. 30, 1998    -----------------
                            OVER 1997      RATE      VOLUME      OVER 1997        RATE      VOLUME
                          -------------  --------   --------   -------------    --------   -------
                                                (DOLLARS IN THOUSANDS)
   Interest income          $ 14,630     $     829  $ 13,801      $  7,311       $    (46)  $  7,357
   Interest expense            6,095            88     6,007         3,009           (139)     3,148
                            --------     ---------   -------      --------       --------   --------
   Net interest income      $  8,535     $     741   $ 7,794      $  4,302       $     93   $  4,209
                            ========     =========   =======      ========       ========   ========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 1998 was $20,950,000 which was an increase of $1,534,000 or 7.90% over that reported in the same period in 1997. This increase in net operating income can be primarily attributed to an increase in net interest income of $8,535,000 or 15.3%. Noninterest income, excluding securities transactions, for the first six months of 1998 increased 23.7% in comparison to the same period in 1997 as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 21.8%. Most operating income and expense amounts were greater in 1998 versus 1997 due to the cash purchase of KeyBank branches on December 8, 1997 and the cash purchase of The Union State Bank on April 1, 1998.

Net operating income for the second quarter of 1998 increased $866,000 or 8.65% over the same period in 1997 due to the same reasons discussed above.

INCOME TAXES
For the first six months of 1998, income tax expense was $10,954,000 compared to $9,466,000 for the same period in 1997, or an increase of $1,488,000. In 1998, $10,838,000 of the tax expense was related to operating income with a tax expense of $116,000 related to securities transactions. In the first six months of 1997, income tax expense related to operating income was $9,471,000 with a tax benefit related to securities transactions of $5,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $2,901,000 or 10.0% over that reported for the first six months of 1997 and a higher effective tax rate for the period in 1998. The higher effective tax rate was primarily attributable to significant calls and maturities of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the second quarter of 1998 was $5,623,000 compared to $4,835,000 for the same period in 1997, which was an increase of $788,000. Tax expense relating to operating income totaled $5,524,000 and $4,843,000 for the quarters ended June 30, 1998 and 1997, respectively, with tax expense (benefit) related to securities transactions of $99,000 in 1998 and $8,000 in 1997.

NET EARNINGS
Net earnings for the first six months of 1998 were $1,743,000 or 8.97% greater than that recorded during the same period in 1997. As was discussed previously, net operating income was $20,950,000 which was 7.90% greater than the same period in 1997. Net securities gains through June 30, 1998 were $221,000 compared to $12,000 for the period ending June 30, 1997.

Net earnings for the three months ended June 30, 1998 were $1,054,000 or 10.5% greater than the same period in 1997. As was discussed above, net operating income was $10,874,000 or 8.65% greater than second quarter 1997. Net securities gains for the second quarter of 1998 and 1997 were $194,000 and $6,000, respectively.

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

At June 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $5,244,000 and $3,023,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $2,030,000 at June 30, 1998 and $1,136,000 at June 30, 1997. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective six months and quarters ended June 30, 1998 and 1997, was approximately $2,759,000 and $2,306,000 for 1998 and
$3,032,000 and $3,023,000 for 1997. For the six months and quarter ended June 30, 1998, Bancorp recognized interest income on those impaired loans of $51,000 and $48,000 compared to $107,000 and $43,000 for the same periods in 1997. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                    QUARTER ENDED
                                                   1998                             1997
                                           ---------------------     ----------------------------------
                                            JUN. 30      MAR. 31      DEC. 31      SEP. 30      JUN. 30
                                           --------     --------     --------     --------     --------

                                                              (DOLLARS IN THOUSANDS)

    Balance at beginning of period         $ 27,967     $ 27,510     $ 24,875     $ 24,553     $ 23,651
    Allowance acquired through merger           806            0        2,101            0          474
    Provision for loan losses                 1,198        1,250        1,677        1,076        1,123
    Loans charged off                        (1,344)      (1,052)      (1,401)        (956)        (888)
    Recoveries                                  290          259          258          202          193
                                           --------     --------     --------     --------     --------
      Net charge offs                        (1,054)        (793)      (1,143)        (754)        (695)
                                           --------     --------     --------     --------     --------
    Balance at end of period               $ 28,917     $ 27,967     $ 27,510     $ 24,875     $ 24,553
                                           ========     ========     ========     ========     ========

    Ratios:
      Allowance to period end loans,
        net of unearned income                1.38%        1.40%        1.39%        1.33%        1.35%
      Recoveries to charge offs              21.58%       24.62%       18.42%       21.13%       21.73%
      Allowance as a multiple of
        net charge offs                      27.44X       35.27X       24.07X       32.99X       35.33X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets decreased $1,268,000 or 15.9% in the second quarter of 1998 when compared to the second quarter of 1997, and in that same period, accruing loans past due 90 days or more increased $720,000. Nonperforming assets decreased $2,101,000 or 23.8% in the second quarter of 1998 when compared to the first quarter of 1998. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, are classified as "Accruing loans 90 days or more past due" until they become current.

                                                                   QUARTER ENDED
                                                   1998                          1997
                                            -------------------     -------------------------------
                                            JUN. 30     MAR. 31     DEC. 31     SEP. 30     JUN. 30
                                            -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)

    Nonaccrual loans                        $ 5,306     $ 5,985     $ 5,257     $ 6,418     $ 7,089
    Restructured loans                        1,170       1,812       1,581         630         704
    OREO/ISF*                                   237       1,017         950         700         188
                                            -------     -------     -------     -------     -------
      Total nonperforming assets              6,713       8,814       7,788       7,748       7,981
    Accruing loans past due
      90 days or more                         1,746       2,585       1,203         789       1,026
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $ 8,459     $11,399     $ 8,991     $ 8,537     $ 9,007
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.32%       0.44%       0.39%       0.42%       0.44%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.40%       0.57%       0.45%       0.46%       0.50%
                                            =======     =======     =======     =======     =======

    *Other real estate owned/in-substance foreclosure


LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 1998 Bancorp's deposit liabilities had increased by 1.41% from December 31, 1997. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $90,888,000 at June 30, 1998, compared to $52,288,000 at December 31, 1997, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 1998, securities maturing in one year or less amounted to $52,297,000, representing 13.3% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 1998, amounted to $600,155,000, representing 21.9% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 1998, Bancorp had classified $352,932,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,520,000 for the first six months of 1998. In addition, remodeling is a planned and ongoing process given the 107 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 1998 were approximately $2,260,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio, and an 8.00% Total risk-based capital ratio. A minimum of 3.00% leverage ratio is required for bank holding companies that either are rated composite "1" under the BOPEC rating system or have implemented the Board's risk-based capital market risk measure. The minimum leverage ratio for all other bank holding companies is 4.0%. Tier 1 capital consists primarily of common shareholders' equity, net of intangibles, and Total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The Leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp's Tier I ratio at June 30, 1998, was 12.6%, its Total risked-based capital was 13.8% and its Leverage ratio was 9.45%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.


                                                                   QUARTER ENDED
                                                    1998                           1997
                                          -----------------------   -----------------------------------
                                            JUN. 30      MAR. 31      DEC. 31     SEP. 30       JUN. 30
                                          ----------   ----------   ----------   ----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Tier I Capital:
Shareholder's equity                      $  295,616   $  290,493   $  286,259   $  280,593   $  274,511
  Less:  Intangible assets                    42,321       38,316       39,169        8,684        8,926
  Less:  Unrealized net securities
         gains (losses)                        1,584        1,967        2,094        1,945        1,398
                                          ----------   ----------   ----------   ----------   ----------
Total Tier I Capital                      $  251,711   $  250,210   $  244,996   $  269,964   $  264,187
                                          ==========   ==========   ==========   ==========   ==========

Total Risk-Based Capital:
Tier I Capital                            $  251,711   $  250,210   $  244,996   $  269,964   $  264,187
Qualifying Allowance for Loan Losses          25,122       24,313       23,591       21,818       21,364
                                          ----------   ----------   ----------   ----------   ----------
Total Risk-BASED Capital                  $  276,833   $  274,523   $  268,587   $  291,782   $  285,551
                                          ==========   ==========   ==========   ==========   ==========

Risk Weighted Assets                      $2,005,962   $1,941,265   $1,883,335   $1,742,394   $1,705,949
                                          ==========   ==========   ==========   ==========   ==========

Risk-Based Ratios:
  Tier I                                      12.55%       12.89%       13.01%       15.49%       15.49%
                                          ==========   ==========   ==========   ==========   ==========

  Total Risk-Based Capital                    13.80%       14.14%       14.26%       16.75%       16.74%
                                          ==========   ==========   ==========   ==========   ==========

  Leverage                                     9.45%        9.66%       10.07%       11.40%       11.43%
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

Bancorp has inventoried and assessed the magnitude of hardware and software programs which must be remediated, contacted vendors, identified resource needs and appropriately hired or contracted for qualified personnel to guide Bancorp through the Year 2000 issue. A Year 2000 Loan Committee, comprised of senior lenders of Bancorp's affiliates, has assessed the impact of Year 2000 on lending customers and the related risks inherent in those loans as they relate to the year 2000.

Bancorp is currently in the renovation process, having completed the major demand deposit, savings and certificate of deposit systems. Several ancillary systems have also been completed. Remaining mission critical systems are currently in the process of renovation or are scheduled to begin renovaton during the third quarter of 1998. Management's goal is to have the renovation phase completed by the end of 1998.

Management has tested incremental changes made to renovated software applications, but has not yet validated overall Year 2000 compliance. Overall validation testing is anticipated to begin in the first quarter, 1999.

Implementation will follow satisfactory results of validation testing and is anticipated to be completed during the third quarter, 1999.

During the second quarter 1998, Bancorp incurred approximately $378,000 in noninterest expense for costs related to Year 2000 issues, bringing 1998 total costs to approximately $626,000. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $3,000,000 for the remainder of 1998 and in 1999, of which about $1,325,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

FORWARD-LOOKING INFORMATION The Form 10-Q shoud be read in conjunction with the consoliidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1997.

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

                            PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

              On April 28, 1998, Bancorp held its annual meeting of shareholders, the results of which follow:

              1)  Election of three directors:

                                                                          % of Total         Votes
              Name                        Term          Votes For        Shares Voted       Withheld
              ----                        ----          ---------        ------------       --------
              Donald M. Cisle             3 years       14,220,932           99.67%          157,983
              F. Elden Houts              3 years       14,224,656           99.70%          151,609
              Corrine R. Finnerty         3 years       14,199,418           99.52%          150,340

              Directors whose terms continue beyond the Annual Meeting in 1998:

              Class I Term expiring in 1999:

              Arthur W. Bidwell
              Carl R. Fiora
              Vaden Fitton
              Barry J. Levey
              Stephen S. Marcum
              Steven C. Posey

              Class II Term expiring in 2000:

              Richard L. Alderson
              James C. Garland
              Murph Knapke
              Stanley N. Pontius
              Barry S. Porter
              Perry D. Thatcher


              2) Amend Corporation Articles of Incorporation to eliminate par value of shares

                  14,089,726 shares, or 98.78% of the total shares voted, voted to adopt the amended Articles of Incorporation. Of the total shares voted, 76,728 shares voted against the amendment of the regulations and there were 101,232 abstentions.

              No other matters were brought before the meeting for a vote.

Item 6.       Exhibits and Reports on Form 8-K
                (a) Exhibits
                     27   Financial Data Schedule

                (b) Reports on Forn 8-K
                     During the quarter ended June 30, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             FIRST FINANCIAL BANCORP.
                                             ------------------------------
                                             (Registrant)



/s/ Michael R. O'Dell                        /s/ Joseph M. Gallina
------------------------------               ------------------------------
Michael R. O'Dell, Senior Vice               Joseph M. Gallina,
President, Chief Financial                   Comptroller
Officer and Secretary                        (Principal Accounting Officer)


Date August   12, 1998                       Date      August   12, 1998
     --------------------------                   -------------------------