Form 10-Q
period 1998-09-30
FIRST FINANCIAL BANCORP /OH/
filed 1998-11-12
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended             SEPTEMBER 30, 1998
                              -------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from____________________ to________________

Commission file number 0-12379


                      FIRST FINANCIAL BANCORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                  31-1042001
  ----------------------------------------          -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


       300 High Street, Hamilton, Ohio                     45011
  ----------------------------------------             -------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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
                                    Yes X  No
                                       ----  ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                    Outstanding at November 12, 1998
         -----------------------------        ----------------------------------
         Common stock, No par value                     32,909,629

                            FIRST FINANCIAL BANCORP.

                                      INDEX

                                                                                     Page No.
                                                                                     --------
 PART I-FINANCIAL INFORMATION

                  Consolidated Balance Sheets -
                   September 30, 1998 and December 31, 1997                              1

                  Consolidated Statements of Earnings -
                   Nine Months and Three Months Ended September 30, 1998 and 1997        2

                  Consolidated Statements of Comprehensive Income -
                   Nine Months and Three Months Ended September 30, 1998 and 1997        3

                  Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1998 and 1997                         4

                  Notes to Consolidated Financial Statements                             6

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         8


 PART II-OTHER INFORMATION

                  Item 6  Exhibits and Reports on Form 8-K                               14


 SIGNATURES                                                                              15

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                      September 30, December 31,
                                                          1998         1997
                                                      ------------  ----------
ASSETS
Cash and due from banks                                $  123,398   $  142,334
Interest-bearing deposits with other banks                  2,677        3,487
Federal funds sold and securities purchased
  under agreements to resell                                4,850       18,773
Investment securities held-to-maturity, at cost
  (market value - $40,551 at September 30, 1998
  and $60,961 at December 31, 1997)                        37,926       58,347
Investment securities available-for-sale,
  at market value (cost of $329,212 at September 30, 1998
  and $329,261 at December 31, 1997)                      333,489      332,617
Loans
  Commercial                                              593,730      502,919
  Real estate-construction                                 75,846       63,308
  Real estate-mortgage                                  1,011,366      927,985
  Installment                                             469,565      439,744
  Credit card                                              16,405       17,369
  Lease financing                                          29,150       27,260
                                                       ----------   ----------
      Total loans                                       2,196,062    1,978,585
  Less
    Unearned income                                         2,626        1,554
    Allowance for loan losses                              29,397       27,510
                                                       -----------  ----------
      Net loans                                         2,164,039    1,949,521
Premises and equipment                                     48,602       47,013
Deferred income taxes                                       2,614        3,070
Accrued interest and other assets                          92,122       80,949
                                                       ----------   ----------
      TOTAL ASSETS                                     $2,809,717   $2,636,111
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  283,543   $  314,051
  Interest-bearing                                      1,965,059    1,916,127
                                                       ----------   ----------
      Total deposits                                    2,248,602    2,230,178
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         61,790       46,638
  Federal Home Loan Bank borrowings                        67,950        2,000
  Other                                                       468        3,650
                                                       ----------   ----------
      Total short-term borrowings                         130,208       52,288
Long-term borrowings                                      101,216       41,054
Accrued interest and other liabilities                     27,307       26,332
                                                       ----------   ----------
      TOTAL LIABILITIES                                 2,507,333    2,349,852
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 60,000,000 shares
  Issued - 33,125,023 in 1998 and 16,558,108 in 1997      231,767      232,593
Retained earnings                                          69,422       51,973
Unrealized net gains on investment securities
  available-for-sale, net of deferred income taxes          2,707        2,094
Restricted stock awards                                      (444)        (338)
Treasury stock, at cost, 37,694 and 1,319 shares           (1,068)         (63)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY                          302,384      286,259
                                                       ----------   ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,809,717   $2,636,111
                                                       ==========   ==========


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                             Nine months ended     Three months ended
                                               September 30,          September 30,
                                           --------------------  --------------------
                                              1998       1997       1998      1997
                                           ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans, including fees                    $ 143,294  $ 122,298  $  49,590  $  42,580
  Investment securities
    Taxable                                   16,299     14,917      5,235      5,059
    Tax-exempt                                 2,931      3,779        866      1,173
                                           ---------  ---------  ---------  ---------
      Total investment interest               19,230     18,696      6,101      6,232
  Interest-bearing deposits with
    other banks                                  213        180         80         47
  Federal funds sold and securities
    purchased under agreements to resell         370        380         70         59
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  163,107    141,554     55,841     48,918
INTEREST EXPENSE
  Deposits                                    60,213     51,810     20,384     17,727
  Short-term borrowings                        3,311      4,304      1,545      1,766
  Long-term borrowings                         2,400        489        955        165
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  65,924     56,603     22,884     19,658
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     97,183     84,951     32,957     29,260
  Provision for loan losses                    4,066      3,059      1,618      1,076
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             93,117     81,892     31,339     28,184
NONINTEREST INCOME
  Service charges on deposit accounts          8,812      7,560      3,051      2,677
  Trust income                                 8,426      7,024      2,907      2,222
  Investment securities gains                    494         29        157         22
  Other                                        6,444      4,894      2,378      2,169
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 24,176     19,507      8,493      7,090
NONINTEREST EXPENSES
  Salaries and employee benefits              36,418     31,066     12,209     10,845
  Net occupancy expenses                       4,246      3,790      1,446      1,288
  Furniture and equipment expenses             3,602      3,298      1,180      1,086
  Data processing expenses                     4,133      3,680      1,433      1,263
  Deposit insurance expense                      347        263        149         91
  State taxes                                  1,289      1,277        448        439
  Other                                       18,313     14,003      6,147      5,134
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               68,348     57,377     23,012     20,146
                                           ---------  ---------  ---------  ---------
Income before income taxes                    48,945     44,022     16,820     15,128
Income tax expense                            16,598     14,364      5,644      4,898
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  32,347  $  29,658  $  11,176  $  10,230
                                           =========  =========  =========  =========

Net earnings per share-basic               $    0.98  $    0.90  $    0.34  $    0.31
                                           =========  =========  =========  =========

Net earnings per share-diluted             $    0.97  $    0.89  $    0.34  $    0.31
                                           =========  =========  =========  =========

Cash dividends declared per share          $    0.45  $    0.43  $    0.15  $    0.15
                                           =========  =========  =========  =========

Average shares outstanding                33,107,710 33,087,047  33,105,893 33,108,160
                                          ========== ==========  ========== ==========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                             Nine months ended     Three months ended
                                               September 30,         September 30,
                                           ---------------------  -------------------
                                              1998       1997        1998      1997
                                           ----------  ---------  ---------  --------
NET INCOME                                 $  32,347   $ 29,658   $ 11,176   $ 10,230
  Other comprehensive income, net of tax:
    Unrealized gains on securities:
          Unrealized holding gains
       arising during period                     935        808      1,224        560
          Less: reclassification adjustment
       for gains included in net income          322         25        101         13
                                           ----------  ---------  ---------  --------
  Other comprehensive income                     613        783      1,123        547
                                           ----------  ---------  ---------  --------
  COMPREHENSIVE INCOME                     $  32,960   $ 30,441   $ 12,299   $ 10,777
                                           ==========  =========  =========  ========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                             Nine months ended
                                                                September 30,
                                                          -----------------------
                                                              1998         1997
                                                          ----------   ----------
OPERATING ACTIVITIES
  Net earnings                                             $ 32,347     $ 29,658
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 4,066        3,059
    Provision for depreciation and amortization               6,128        3,761
    Net amortization of investment security
      premiums and accretion of discounts                       195          344
    Realized investment security gains                         (494)         (29)
    Originations of mortgage loans held for sale           (117,161)     (42,452)
    Gains from sales of mortgage loans held for sale         (1,609)        (529)
    Proceeds from sale of mortgage loans held for sale      118,770       42,981
    Deferred income taxes                                        59          450
    Increase in interest receivable                          (1,570)      (2,504)
    Increase in cash surrender value of life insurance       (5,250)      (3,289)
    Decrease (increase) in prepaid expenses                      44         (977)
    Increase (decrease) in accrued expenses                   1,977         (108)
    Increase in interest payable                                456           89
    Other                                                    (3,515)      (1,468)
                                                          ---------    ---------
      Net cash provided by operating activities              34,443       28,986
INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                      31,387          501
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale               110,160       85,659
  Purchases of investment securities available-for-sale    (121,234)     (90,959)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                  23,577       20,440
  Purchases of investment securities held-to-maturity        (2,100)      (1,240)
  Net decrease in interest-bearing deposits
     with other banks                                           810        1,835
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                    13,959       21,356
  Net increase in loans and leases                         (182,252)    (109,524)
  Recoveries from loans and leases previously charged off       814          745
  Proceeds from disposal of other real estate owned           1,139          448
  Cash acquired in merger                                         0        8,288
  Purchase of other financial institutions, net
     of cash acquired                                       (12,231)      (5,909)
  Purchases of premises and equipment                        (4,177)      (2,449)
                                                          ---------    ---------
      Net cash used in investing activities                (140,148)     (70,809)
FINANCING ACTIVITIES
  Net decrease in total deposits                            (34,374)     (30,538)
  Net increase in short-term borrowings                      77,920       69,775
  Increase in long-term borrowings                           60,162        5,627
  Cash dividends declared                                   (14,899)     (13,990)
  Purchase of common stock                                   (2,828)           0
  Proceeds from exercise of stock options, net of shares
     purchased                                                  788          508
                                                          ---------    ---------
      Net cash provided by financing activities              86,769       31,382
                                                          ---------    ---------
         DECREASE IN CASH AND CASH EQUIVALENTS              (18,936)     (10,441)
 Cash and cash equivalents at beginning of period           142,334      110,767
                                                          ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $123,398     $100,326
                                                          =========    =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Nine months ended
                                                               September 30,
                                                          ----------------------
                                                             1998         1997
                                                          ----------   ---------
Supplemental disclosures
  Interest paid                                            $ 65,310     $ 58,472
                                                           ========     ========
  Income taxes paid                                        $ 14,920     $ 16,465
                                                           ========     ========
  Recognition of deferred tax liabilities
      attributable to FASB Statement No. 115               $   (307)    $   (465)
                                                           ========     ========
  Acquisition of other real estate owned through
      foreclosure                                          $  1,048     $    903
                                                           ========     ========
  Issuance of restricted stock awards                      $    215     $    226
                                                           ========     ========


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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (d.b.a. Community First Finance), Farmers State Bank, National Bank of Hastings, and Vevay Deposit Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 1998, Bancorp had issued standby letters of credit aggregating $17,298,000 compared to $19,210,000 issued as of December 31, 1997. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $425,307,000 at September 30, 1998 and $335,092,000 at December 31, 1997. Management does not anticipate any material losses as a result of these commitments.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                            1998                              1997
                                            ------------------------------------    -----------------------
                                              SEP. 30      JUN. 30      MAR. 31       DEC. 31      SEP. 30
                                            ----------   ----------   ----------    ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
NET EARNINGS                                $   11,176   $   11,068   $   10,103    $   10,650   $   10,230
Average consolidated balance sheet items:
  Loans less unearned income                 2,144,456    2,059,142    1,986,149     1,892,038    1,836,612
  Investment securities                        397,993      417,942      413,893       377,136      372,769
  Other earning assets                          10,433       15,635       16,359        21,673        7,070
                                            ----------   ----------    ---------     ---------   ----------
    Total earning assets                     2,552,882    2,492,719    2,416,401     2,290,847    2,216,451
  Total assets                               2,779,792    2,705,412    2,628,149     2,472,131    2,376,040
  Deposits                                   2,256,427    2,261,056    2,179,267     2,020,955    1,925,615
  Shareholders' equity                         300,228      292,555      290,111       283,541      277,732
KEY RATIOS:
  Average equity to average total assets        10.80%       10.81%       11.04%        11.47%       11.69%
  Return on average total assets                 1.60%        1.64%        1.54%         1.72%        1.72%
  Return on average equity                      14.77%       15.17%       13.93%        15.02%       14.73%
  Net interest margin (fully tax equivalent)     5.21%        5.37%        5.39%         5.39%        5.36%


NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $3,531,000 over the third quarter of 1997 and $139,000 over the second quarter of 1998. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the third quarter of 1998. This growth in earning assets resulted in an increase in net interest income even though the net interest margin had decreased.

Bancorp's net interest margin ranks very high when compared to its peers. However, given the outlook for interest rates and the competitive environment that exists in the banking industry, loan growth will occur only at lower margins than previously earned. As such, the trend in the compression of the margin is expected to continue as Bancorp increases income through quality loan growth.

                                                                    QUARTER ENDED
                                                            1998                        1997
                                               -----------------------------     ------------------
                                               SEP. 30    JUN. 30    MAR. 31     DEC. 31    SEP. 30
                                               -------    -------    -------     -------    -------
                                                               (DOLLARS IN THOUSANDS)
Interest income                                $55,841    $54,578    $52,688     $50,631    $48,918
Interest expense                                22,884     21,823     21,217      20,230     19,658
                                               -------    -------    -------     -------    -------
  Net interest income                           32,957     32,755     31,471      30,401     29,260
Tax equivalent adjustment to interest income       536        599        647         717        702
                                               -------    -------    -------     -------    -------
Net interest income (fully tax equivalent)     $33,493    $33,354    $32,118     $31,118    $29,962
                                               =======    =======    =======     =======    =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, an increase in volume had a significant impact on both interest income and interest expense for the nine months ended September 30, 1998 in comparison to 1997. The increase in volume had more impact on interest income than interest expense. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                           Nine months                         Three months
                              ended        Change due to:         ended          Change due to:
                          Sep. 30, 1998  -------------------  Sep. 30, 1998    -----------------
                            over 1997      Rate      Volume      over 1997       Rate      Volume
                          -------------  --------   --------   -------------   --------   -------
                                                  (Dollars in thousands)
   Interest income          $ 21,553     $    394   $ 21,159    $  6,923      $   (440)  $  7,363
   Interest expense            9,321          474      8,847       3,226           395      2,831
                            --------     --------   --------    --------       -------   --------
   Net interest income      $ 12,232     $    (80)  $ 12,312    $  3,697      $   (835)  $  4,532
                            ========     ========   ========    ========      ========   ========

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 1998 was $32,025,000 which was an increase of $2,392,000 or 8.07% over that reported in the same period in 1997. The increase in net operating income can partially be attributed to an increase in net interest income of $12,232,000 or 14.4%. Noninterest income, excluding securities transactions, for the first nine months of 1998 increased 21.6% in comparison to the same period in 1997 primarily as a result of new services and fees. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 19.1%. Most operating income and expense amounts were greater in 1998 versus 1997 due to the cash purchase of KeyBank branches on December 8, 1997 and the cash purchase of The Union State Bank on April 1, 1998.

Net operating income for the third quarter of 1998 increased $858,000 or 8.40% over the same period in 1997 due to the same reasons discussed above.

INCOME TAXES
For the first nine months of 1998, income tax expense was $16,598,000 compared to $14,364,000 for the same period in 1997, or an increase of $2,234,000. In 1998, $16,426,000 of the tax expense was related to operating income with a tax expense of $172,000 related to securities transactions. In the first nine months of 1997, income tax expense related to operating income was $14,360,000, with a tax expense related to securities transactions of $4,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $4,458,000 or 10.1% over that reported for the first nine months of 1997 and a higher effective tax rate for the period in 1998. The higher effective tax rate was primarily attributable to significant calls and maturities of tax-exempt securities which decreased tax-exempt income.

Income tax expense for the third quarter of 1998 was $5,644,000 compared to $4,898,000 for the same period in 1997, which was an increase of $746,000. Tax expense relating to operating income totaled $5,588,000 and $4,889,000 for the quarters ended September 30, 1998 and 1997, respectively, with a tax expense related to securities transactions of $56,000 in 1998 and a tax expense of $9,000 in 1997.

NET EARNINGS
Net earnings for the first nine months of 1998 were $2,689,000 or 9.07% greater than that recorded during the same period in 1997. As was discussed previously, net operating income was $32,025,000 which was 8.07% greater than the same period in 1997. Net securities gains through September 30, 1998 were $322,000 compared to $25,000 for the period ending September 30, 1997.

Net earnings for the three months ended September 30, 1998 were $946,000 or 9.25% greater than the same period in 1997. As was discussed above, net operating income was $858,000 or 8.40% greater than third quarter 1997. Net securities gains for the third quarter of 1998 and 1997 were $101,000 and $13,000, respectively.

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

At September 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $4,738,000 and $2,842,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,853,000 at September 30, 1998 and $826,000 at September 30, 1997. There were no impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective nine months and quarters ended September 30, 1998 and 1997, was approximately $3,644,000 and $5,384,000 for 1998 and $2,929,000 and $2,726,000 in 1997. For the nine months and quarter ended September 30, 1998, Bancorp recognized interest income on those impaired loans of $80,000 and $29,000 compared to $150,000 and $43,000 for the same periods in 1997. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                  Quarter Ended
                                                          1998                            1997
                                           ----------------------------------     ---------------------
                                            Sep. 30      Jun. 30      Mar. 31      Dec. 31      Sep. 30
                                           --------     --------     --------     --------     --------

                                                              (Dollars in thousands)
    Balance at beginning of period         $ 28,917     $ 27,967     $ 27,510     $ 24,875     $ 24,553
    Allowance acquired through merger             0          806            0        2,101            0
    Provision for loan losses                 1,618        1,198        1,250        1,677        1,076
    Loans charged off                        (1,403)      (1,344)      (1,052)      (1,401)        (956)
    Recoveries                                  265          290          259          258          202
                                           ---------    ---------    ---------    ---------    --------
      Net charge offs                        (1,138)      (1,054)        (793)      (1,143)        (754)
                                           ---------    ---------    ---------    ---------    ---------
    Balance at end of period               $ 29,397     $ 28,917     $ 27,967     $ 27,510     $ 24,875
                                           =========    =========    =========    =========    ========

    Ratios:
      Allowance to period end loans,
        net of unearned income                1.34%        1.38%        1.40%        1.39%        1.33%
      Recoveries to charge offs              18.89%       21.58%       24.62%       18.42%       21.13%
      Allowance as a multiple of
        net charge offs                      25.83X       27.44X       35.27X       24.07X       32.99X

NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $614,000 or 7.92% in the third quarter of 1998 when compared to the third quarter of 1997, and in that same period, accruing loans past due 90 days or more increased $1,204,000. Nonperforming assets increased $1,649,000 in the third quarter of 1998 when compared to the second quarter of 1998 however, nonperforming assets as a percent of loans has remained consistent over the periods presented. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                                 Quarter Ended
                                                         1998                          1997
                                            -------------------------------     -------------------
                                            Sep. 30     Jun. 30     Mar. 31     Dec. 31     Sep. 30
                                            -------     -------     -------     -------     -------
                                                             (Dollars in thousands)
    Nonaccrual loans                        $ 6,993     $ 5,306     $ 5,985     $ 5,257     $ 6,418
    Restructured loans                          512       1,170       1,812       1,581         630
    OREO/ISF*                                   857         237       1,017         950         700
                                            -------     -------     -------     -------     -------
      Total nonperforming assets              8,362       6,713       8,814       7,788       7,748
    Accruing loans past due
      90 days or more                         1,993       1,746       2,585       1,203         789
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $10,355     $ 8,459     $11,399     $ 8,991     $ 8,537
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.38%       0.32%       0.44%       0.39%       0.42%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.47%       0.40%       0.57%       0.45%       0.46%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 1998 Bancorp's deposit liabilities had increased by 8.26% from December 31, 1997. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $130,208,000 at September 30, 1998, compared to $52,288,000 at December 31, 1997, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 1998, securities maturing in one year or less amounted to $44,936,000, representing 12.1% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 1998, amounted to $635,876,000, representing 22.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 1998, Bancorp had classified $333,489,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $4,177,000 for the first nine months of 1998. In addition, remodeling is a planned and ongoing process given the 106 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 1998 were approximately $1,375,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at September 30, 1998, was 12.6%, its Total risked-based capital was 13.8% and its Leverage ratio was 9.44%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

                                                                   Quarter Ended
                                                         1998                             1997
                                          ------------------------------------   ----------------------
                                            Sep. 30      Jun. 30      Mar. 31     Dec. 31       Sep. 30
                                          ----------   ----------   ----------   ----------   ---------
Tier I capital:                                                (Dollars in thousands)
SHAREHOLDER'S EQUITY                      $  302,384   $  295,616   $  290,493   $  286,259   $  280,593
  Less:  Intangible assets                    41,382       42,321       38,316       39,169        8,684
  Less:  Unrealized net securities
         gains                                 2,707        1,584        1,967        2,094        1,945
                                          ----------   ----------   ----------   ----------   ----------
Total Tier I capital                      $  258,295   $  251,711   $  250,210   $  244,996   $  269,964
                                          ==========   ==========   ==========   ==========   ==========

Total risk-based capital:
Tier I Capital                            $  258,295   $  251,711   $  250,210   $ 244,996    $  269,964
Qualifying allowance for loan losses          25,711       25,122       24,313      23,591        21,818
                                          ----------   ----------   ----------   ---------    ----------
Total risk-based capital                  $  284,006   $  276,833   $  274,523   $ 268,587    $  291,782
                                          ==========   ==========   ==========   =========    ==========

Risk weighted assets                      $2,053,120   $2,005,962   $1,941,265   $1,883,335   $1,742,394
                                          ==========   ==========   ==========   ==========   ==========

Risk-based ratios:
  Tier I                                      12.58%       12.55%       12.89%       13.01%       15.49%
                                          ==========   ==========   ==========   ==========   ==========

  Total risk-based capital                    13.83%       13.80%       14.14%       14.26%       16.75%
                                          ==========   ==========   ==========   ==========   ==========

  Leverage                                     9.44%        9.45%        9.66%       10.07%       11.40%
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

During 1997, the awareness phase was completed by Bancorp and each of its subsidiaries. During 1998, Bancorp's Operating Committee continues to meet at least weekly to direct and implement all Year 2000 tasks. In addition, Bancorp's work groups continue to make presentations to Bancorp's management and Board of Directors, who have pledged their support for this issue.

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

Management has also assessed non-information technology systems and issues.

Bancorp is currently in the renovation process of information technology systems, having completed the major deposit systems and most of the loan systems. Most mission critical ancillary systems have also been completed. Remaining mission critical systems are currently in the process of renovation or are scheduled to begin renovation during the fourth quarter of 1998. Management's goal is to have the mission critical renovation phase completed by the end of 1998. Non-information technology systems are substantially compliant as of the end of third quarter 1998.

Management has tested incremental changes made to renovated software applications, but has not yet validated overall Year 2000 compliance. Overall validation testing is anticipated to begin in first quarter 1999.

Implementation will follow satisfactory results of validation testing and is anticipated to be completed during third quarter 1999.

Management of Bancorp believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, Bancorp has not yet completed all necessary phases of the Year 2000 program. In the event that the Bancorp does not complete any additional phases, it may be unable to properly process customer transactions in a timely and accurate manner. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect Bancorp. For example, Bancorp could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Bancorp has developed contingency plans in the event any particular system may not function properly. The contingency plans for information technology systems primarily call for manual intervention where required. Management has also developed contingency plans to support our reliance on transportation, communication and outside vendors.

During third quarter 1998, Bancorp incurred approximately $402,000 in noninterest expense for costs related to Year 2000 issues, bringing 1998 total costs to approximately $1,028,000. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $2,778,000 for the remainder of 1998 and in 1999, of which about $1,500,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1997.

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



                            PART II-OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a) Report on Form 8-K

             On August 31, 1998, Bancorp filed a Form 8-K regarding the announcement of two stock repurchase programs.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               FIRST FINANCIAL BANCORP.
                                               ------------------------
                                               (Registrant)



/s/ Michael R. O'Dell                          /s/ Joseph M. Gallina
----------------------------------             ---------------------------------
Michael R. O'Dell, Senior Vice                 Joseph M. Gallina,
President, Chief Financial                     Comptroller
Officer and Secretary                          (Principal Accounting Officer)


Date     November 12, 1998                     Date      November 12, 1998
     -----------------------------                 -----------------------------