Form 10-K
period 1998-12-31
FIRST FINANCIAL BANCORP /OH/
filed 1999-03-30
CIK 708955

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                                --------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(a) OF THE ACT:
                           Common Stock, no par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X      No
                                    -----       -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of March 2, 1999, there were issued and outstanding 36,237,836 shares of Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the sales price of the last trade of such stock as of March 2, 1999, was $903,681,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.

  Portions of the proxy statement dated March 23, 1999 for the annual meeting of shareholders to be held April 27, 1999 are incorporated by reference into
Part III.

                         FORM 10-K CROSS REFERENCE INDEX

                                                                                PAGE
                                                                                ----
PART I       Item 1      Business                                                F-1
             Item 2      Properties                                              F-5
             Item 3      Legal Proceedings                                       F-6
             Item 4      Submission of Matters to a Vote of Security Holders
                         (during the fourth quarter of 1998)                     F-6
             Additional Item - Executive Officers                                F-6

-------------------------------------------------------------------------------------

PART II      Item 5      Market for the Registrant's Common Equity and Related
                          Shareholder Matters                                    F-8
             Item 6      Selected Financial Data                                 F-8
             Item 7      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                    F-8
             Item 7a     Quantitative and Qualitative Disclosures about
                          Market Risk                                            F-12
             Item 8      Financial Statements and Supplementary Data             F-12
             Item 9      Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                    F-12

-------------------------------------------------------------------------------------

PART III     Item 10     Directors and Executive Officers of the Registrant      F-13
             Item 11     Executive Compensation                                  F-13
             Item 12     Security Ownership of Certain Beneficial Owners and
                          Management                                             F-13
             Item 13     Certain Relationships and Related Transactions          F-13

-------------------------------------------------------------------------------------

PART IV      Item 14     Exhibits, Financial Statement Schedules, and Reports
                          on Form 8-K                                            F-14

-------------------------------------------------------------------------------------

SIGNATURES                                                                       F-17

                                     PART I

ITEM 1.  BUSINESS.

FIRST FINANCIAL BANCORP.

First Financial Bancorp., an Ohio corporation (Bancorp), is a bank and savings and loan holding company that engages in the business of commercial banking, and other permissible activities closely related to banking, through fifteen wholly owned subsidiary financial institutions: First National Bank of Southwestern Ohio (First Southwestern), Bright National Bank (Bright National), and National Bank of Hastings (Hastings), all national banking associations, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Union Trust Bank (Union Trust), Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), Peoples Bank and Trust Company (Peoples Bank), Farmers State Bank (Farmers) and Vevay Deposit Bank (Vevay), all Indiana banking corporations, Fidelity Federal Savings Bank (Fidelity Federal), and Home Federal Bank, a Federal Savings Bank (Home Federal), both federal savings banks. First Finance Mortgage Company of Southwestern Ohio (First Finance) is Bancorp's only finance company. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its fifteen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 17 of Bancorp's Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see "Subsidiaries" on page F-2.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bancorp is also a savings and loan holding company under the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). As such, Bancorp is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities (see "Regulation" on page F-3).

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

The range of banking services provided by Bancorp's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. First Southwestern, Community First, Citizens First, Clyde, and Bright National also offer lease financing. In addition, Bancorp's financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp's subsidiaries, excluding the savings banks and the finance company. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment--the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

At December 31, 1998, Bancorp and its subsidiaries employed 1,338 employees.

Bancorp's executive office is located at 300 High Street, Hamilton, Ohio 45012, and its telephone number is (513) 867-4700.

SUBSIDIARIES

The following table lists each of Bancorp's subsidiaries, their acquisition dates, the number of offices that each subsidiary has, total deposits, and the number of ATMs owned by each subsidiary:

                                                                                 DEPOSITS
                                                             ACQUISITION          12/31/98      NUMBER OF
      SUBSIDIARY/LOCATION                   DATE             ($ IN 000)           OFFICES         ATMS
      -------------------                -----------         ----------          ---------      -------
      FIRST SOUTHWESTERN/
        HAMILTON, OHIO                04/26/83              $811,843             30             30
      COMMUNITY FIRST/

        CELINA/VAN WERT, OHIO          04/29/83              531,644       21             12
      UNION TRUST/
        UNION CITY, INDIANA            09/01/89               42,488        3              2
      INDIANA LAWRENCE/
        NORTH MANCHESTER, INDIANA      09/01/89              132,981        8              3
      FIDELITY FEDERAL/
        MARION, INDIANA                09/21/90               62,207        3              1
      CITIZENS FIRST/
        HARTFORD CITY, INDIANA         10/01/90               85,437        6              4
      HOME FEDERAL/
        HAMILTON, OHIO                 10/01/91              231,962        7              5
      UNION BANK/
        NORTH VERNON, INDIANA          01/04/93               80,456        3              4
      CLYDE/CLYDE, OHIO                06/01/94               60,376        2              1
      PEOPLES BANK/
        SUNMAN, INDIANA                07/16/95               46,967        2              2
      BRIGHT NATIONAL/
        FLORA, INDIANA                 10/01/95              111,031        7              6
      FIRST FINANCE/
        FAIRFIELD, OHIO                05/08/96                N/A          2             N/A
      FARMERS/
        LIBERTY, INDIANA               12/01/96               50,918        5              1

                                                                                 DEPOSITS
                                                             ACQUISITION          12/31/98      NUMBER OF
      SUBSIDIARY/LOCATION                   DATE             ($ IN 000)           OFFICES         ATMS
      -------------------                -----------         ----------          ---------      -------
      HASTINGS/
        HASTINGS, MICHIGAN            01/01/97              49,227               2              2
      VEVAY/VEVAY, INDIANA            06/01/97              48,026               4              2

Community First was formed on November 1, 1997 as a result of the merger of two of Bancorp's affiliates, the Citizens Commercial Bank & Trust Company and Van Wert National Bank. On December 8, 1997, Community First purchased the assets and assumed the liabilities of eleven branches of KeyBank National Association. The purchase of The Union State Bank, completed on April 1, 1998, resulted in the addition of another branch and $53 million in deposits for Community First.

In April 1996, Bancorp acquired Farmers & Merchants Bank of Rochester, Rochester, Indiana (F&M). Upon completion of the merger F&M was merged with Indiana Lawrence.

In November 1995, Home Federal combined operations with Fayette Federal, resulting in Fayette Federal operating as a division of Home Federal.

REGULATION

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

Bancorp is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. As a bank holding company, Bancorp is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Prior to the passage of FIRREA, it was not possible for bank holding companies, such as Bancorp, to acquire "healthy" thrift institutions. Although such acquisitions are now authorized, mergers between bank holding companies and thrift institutions must be approved by the Federal Reserve Board and the Office of Thrift Supervision. When a bank holding company acquires a thrift institution, it is then considered a savings and loan holding company which subjects the bank holding company to regulation and examination by the Office of Thrift Supervision. As a bank holding company located in the State of Ohio, Bancorp is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana, Michigan, and Kentucky. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

The Act and the regulations of the Board of Governors prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves, including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

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

YEAR 2000

The information contained on page 5 of the Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) section of Bancorp's Annual Report to Shareholders for the year ended
December 31, 1998 is incorporated herein by reference in response to this item.

ITEM 2.  PROPERTIES.

The registrant and its subsidiaries operate from 61 offices in Ohio, including Bancorp's executive office in Hamilton, Ohio, 42 offices in Indiana and two in Michigan. Thirty of the offices are located in Butler County, Ohio, of which four branches are built on leased land and there are seven branches wherein the land and building are leased. Excess space in three facilities is leased to third parties. Nine offices are located in Mercer County, Ohio, six in Van Wert County, Ohio, two in Preble County, Ohio, three in Warren County, Ohio, three in Hamilton County, Ohio, two in Sandusky County, Ohio, two in Paulding County, Ohio, one in Allen County, Ohio, three in Auglaize County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Three offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, three in Rush County, Indiana, one in Clinton County, Indiana, one in Ripley County, Indiana, one in Dearborn County, Indiana, and four in Switzerland, County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. One office is located in Barry County, Michigan and one in Allegan County, Michigan. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders during the fourth quarter of 1998.

ADDITIONAL ITEM - EXECUTIVE OFFICERS.

Shown in the table below are the Executive Officers of Bancorp as of December 31, 1998. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 27, 1999 or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

          NAME              AGE                    POSITION
---------------------      -----     ---------------------------------------
STANLEY N. PONTIUS          52        PRESIDENT AND CHIEF EXECUTIVE OFFICER, DIRECTOR

RICK L. BLOSSOM             51        SENIOR VICE PRESIDENT, CHIEF LENDING OFFICER

MARK W. IMMELT              53        SENIOR VICE PRESIDENT, TRUST SERVICES

BRIAN D. MORIARTY           56        SENIOR VICE PRESIDENT, HUMAN RESOURCES

MICHAEL R. O'DELL           47        SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                      AND SECRETARY

MICHAEL T. RILEY            48        SENIOR VICE PRESIDENT, CONSUMER BANKING AND
                                      OPERATIONS

C. DOUGLAS LEFFERSON        34        FIRST VICE PRESIDENT, COMPTROLLER

The following is a brief description of the business experience over the past five years of the individuals named above.

Stanley N. Pontius became Chief Executive Officer of Bancorp in July 1992. Upon joining Bancorp in March 1991, he assumed the responsibilities of President and Chief Operating Officer, as well as a director. He served as Chief Operating Officer until July 1992. Also in

March 1991, he became President, Chief Executive Officer, and a director of First Southwestern. Effective July 1, 1997, Mr. Pontius was promoted to Chairman of the Board of First Southwestern and retained the position of Chief Executive Officer until November 24, 1998.

Rick L. Blossom became Chief Lending Officer of Bancorp effective January 12, 1996. He remains Senior Vice President of Bancorp, a position he has held since September 26, 1990. On November 24, 1998, Mr. Blossom was promoted to President and Chief Executive Officer of First Southwestern. Mr. Blossom had served as First Southwestern's President and Chief Operating Officer since July 1, 1997. On January 12, 1996, he became Executive Vice President of First Southwestern, retaining his Chief Lending Officer status. He previously held the title of Senior Vice President/Retail Lending of First Southwestern, a position he held since March 1991.

Mark W. Immelt became Senior Vice President of Bancorp Trust Services on July 1, 1997. Mr. Immelt joined First Southwestern in December 1996 as Senior Vice President and Senior Trust Officer, a position that he still retains. Before joining First Southwestern, he spent 28 years managing personal trust, corporate trust, employee benefit programs and private banking programs in the Northern Indiana and Northeast Ohio area.

Brian D. Moriarty became Senior Vice President of Bancorp, responsible for the human resources function, on January 12, 1996. Mr. Moriarty also became Senior Vice President of First Southwestern in January 1996, where he had been First Vice President since 1991.

Michael R. O'Dell became Senior Vice President, Chief Financial Officer and Secretary of Bancorp on January 12, 1996. He had served as Bancorp's Comptroller since December 1994. Mr. O'Dell had served as Senior Vice President and Chief Financial Officer of First Southwestern from January 1996 to July 1997, and as First Vice President and Comptroller of First Southwestern from 1991 to January 1996.

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

C. Douglas Lefferson became First Vice President and Comptroller of Bancorp effective November 25, 1998. He had served as Vice President and Chief Financial Officer of First Southwestern since July 1997. Mr. Lefferson previously held the title of Vice President and Comptroller of First Southwestern since December 1995 and Assistant Vice President and Assistant Comptroller since 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

Bancorp had 4,321 common stock shareholders of record as of February 22, 1999. Bancorp's common equity is listed with the National Association of Securities Dealers, Inc. (NASDAQ) and is traded on The NASDAQ Stock Market. The information contained on page 28 of the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained in Table 1 on page 2 of the Management's Discussion and Analysis section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in the Management's Discussion and Analysis section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in response to this item.

The financial and statistical data presented on the following pages, when viewed along with the financial and statistical data presented in pages 1 through 28 of Management's Discussion and Analysis, Consolidated Financial Statements, and Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, provides a detailed review of Bancorp's business activities.

INVESTMENT PORTFOLIO

At December 31, 1998, Bancorp's investment portfolio included no investments which were not issued by the U.S. Government, its agencies, or corporations and which exceeded ten percent of Bancorp's shareholders' equity.

LOAN PORTFOLIO

The table below shows the composition of Bancorp's loan portfolio at the end of each of the last five years:

                                                  DECEMBER 31
                           -------------------------------------------------------
                               1998      1997        1996       1995       1994
                           ---------- ---------- ---------- ----------  ----------
                                             (DOLLARS IN THOUSANDS)
COMMERCIAL                 $  631,906 $  502,919 $  398,034 $ 340,942   $  286,635
REAL ESTATE--CONSTRUCTION      72,518     63,308     43,262    41,845       29,273
REAL ESTATE--MORTGAGE       1,042,579    927,985    863,414   788,805      746,150
INSTALLMENT                   474,783    439,744    366,051   329,034      285,412
CREDIT CARD                    18,521     17,369     16,107    15,406       15,599
LEASE FINANCING                29,212     27,260     14,821    16,557       16,102
                           ---------- ---------- ---------- ----------  ----------
  TOTAL LOANS              $2,269,519 $1,978,585 $1,701,689 $1,532,589  $1,379,171
                           ========== ========== ========== ==========  ==========

NONPERFORMING ASSETS

The accrual of interest on a loan is discontinued and interest collected on such loan is credited to loan principal if, in the opinion of management, full collection of principal is doubtful. The table on the following page summarizes Bancorp's nonaccrual loans, restructured loans, other real estate owned, and past due loans as of the end of each of the last five years:

                                                  DECEMBER 31
                             --------------------------------------------------
                               1998       1997       1996       1995       1994
                             --------   --------   --------   --------   ------
                                             (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS             $ 6,152    $ 5,257    $ 4,850    $ 2,764    $ 2,412
RESTRUCTURED LOANS                78      1,581        890        517      1,429
OREO*                            221        950        264      1,677      2,116
                             -------    -------    -------    -------    -------
  TOTAL NONPERFORMING ASSETS $ 6,451    $ 7,788    $ 6,004    $ 4,958    $ 5,957
                             =======    =======    =======    =======    =======
NONPERFORMING ASSETS AS A


                                                                             F-9

PERCENT OF TOTAL LOANS PLUS
OREO                            0.28%      0.39%      0.35%      0.32%      0.43%

ACCRUING LOANS PAST DUE
  90 DAYS OR MORE            $ 1,839    $ 1,203    $   906    $ 1,071    $   683

*OTHER REAL ESTATE OWNED

POTENTIAL PROBLEM LOANS

At December 31, 1998, Bancorp had $191,000 in loans for which payments were presently current, but the borrowers were experiencing financial difficulties. These loans are a combination of commercial, real estate, and installment loans and are not included as part of nonaccrual loans, restructured loans or loans past due 90 days or more and still accruing. However, these loans are subject to constant monitoring by management, and their status is reviewed on a continual basis. These loans were considered by management in determining the adequacy of the recorded allowance for loan losses at December 31, 1998.

LOAN LOSS DATA

                                             1998      1997      1996      1995      1994
                                           -------   -------   -------   -------   ------
                                                         (DOLLARS IN THOUSANDS)

TRANSACTIONS IN THE ALLOWANCE FOR LOAN LOSSES:

BALANCE AT JANUARY 1                       $27,510   $22,672   $20,437   $18,609   $18,380
LOANS CHARGED OFF:
  COMMERCIAL                                 1,861     1,072     1,210       790       648
  REAL ESTATE--CONSTRUCTION                               28
  REAL ESTATE--MORTGAGE                        329       247       226        26       124
  INSTALLMENT AND OTHER
    CONSUMER FINANCING                       3,276     2,506     2,340     1,721     1,248
  LEASE FINANCING                              293        57       187       107       132
                                           -------   -------   -------   -------   -------
    TOTAL LOANS CHARGED OFF                  5,759     3,910     3,963     2,644     2,152
                                           -------   -------   -------   -------   -------
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF:
  COMMERCIAL                                   246       273       346       546       384
  REAL ESTATE--CONSTRUCTION                                                    8
  REAL ESTATE--MORTGAGE                         58        92        54        39        41
  INSTALLMENT AND OTHER
    CONSUMER FINANCING                         712       619       711       592       653
  LEASE FINANCING                               34        15        62        17        35
                                           -------   -------   -------   -------   -------
    TOTAL RECOVERIES                         1,050       999     1,173     1,202     1,113
                                           -------   -------   -------   -------   -------
NET CHARGE-OFFS                              4,709     2,911     2,790     1,442     1,039
ALLOWANCE ACQUIRED THROUGH MERGERS
  AND ACQUISITIONS                             806     3,013     1,592     1,162
PROVISION FOR LOAN LOSSES                    6,077     4,736     3,433     2,108     1,268
                                           -------   -------   -------   -------   -------
BALANCE AT DECEMBER 31                     $29,684   $27,510   $22,672   $20,437   $18,609
                                           =======   =======   =======   =======   =======
RATIOS:
  NET CHARGE-OFFS AS A PERCENT OF:
    AVERAGE LOANS OUTSTANDING                0.22%     0.16%     0.17%     0.10%     0.08%
    PROVISION                               77.49%    61.47%    81.27%    68.41%    81.94%
    ALLOWANCE                               15.86%    10.58%    12.31%     7.06%     5.58%
  ALLOWANCE AS A PERCENT OF:
    5 YEAR MOVING AVERAGE OF
      NET CHARGE-OFFS                    1,151.35% 1,302.19%   759.79%   603.64%   402.18%
    YEAR-END LOANS, NET OF
      UNEARNED INCOME                        1.31%     1.39%     1.33%     1.33%     1.35%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows an allocation of the allowance for loan losses for each of the five years indicated:

                                               DECEMBER 31
                 ----------------------------------------------------------------------
                      1998           1997           1996           1995          1994
                 -------------  -------------  -------------  ------------  -----------
                    $      %      $       %      $       %      $      %      $     %
                 ------- ----  -------  ----  -------  ----  ------  ----  ------  ---
                                        (DOLLARS IN THOUSANDS)
BALANCE AT END
OF PERIOD APPLI-
CABLE TO:
COMMERCIAL       $ 6,472   28%  $ 5,372   26%  $ 4,826   23% $ 4,254   22% $ 4,395   21%
REAL ESTATE-
 CONSTRUCTION        910    3%      246    3%      172    3%     210    3%     340    2%
REAL ESTATE-
 MORTGAGE          5,018   46%    5,320   47%    3,510   51%   3,713   52%   2,552   54%
INSTALLMENT &
 CREDIT CARD       8,448   22%    7,328   23%    5,419   22%   4,184   22%   3,298   22%
LEASE FINANCING      630    1%      483    1%      327    1%     196    1%     154    1%
UNALLOCATED        8,206   N/A    8,761   N/A    8,418   N/A   7,880   N/A   7,870   N/A
                 -------  ----  -------  ----  -------  ---- -------  ---- -------  ----
                 $29,684  100%  $27,510  100%  $22,672  100% $20,437  100% $18,609  100%
                 =======  ====  =======  ====  =======  ==== =======  ==== =======  ====

$ - DOLLAR AMOUNT

% - PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

DIVIDEND PAYOUT RATIO

The dividend payout ratios for 1998, 1997 and 1996 were 46.1%, 47.0%, and 48.1%, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward- looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues; income or loss; earnings or loss per share; the payment or non-payment of dividends; capital structure and other financial items, statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "intends," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information contained on pages 8 and 9 of the Management's Discussion and Analysis section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and report of independent auditors included on pages 11 through 27 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 28 of the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 is contained under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 through 4 of Bancorp's Proxy Statement, dated March 23, 1999 with respect to the Annual Meeting of Shareholders to be held on April 27, 1999, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in
Part I of this Form 10-K in partial response to Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under "Meetings of the Board of Directors and Committees of the Board" on page 11, "Executive Compensation" on pages 12 through 16, and under "Compensation Committee Report" on pages 18 and 19 of Bancorp's Proxy Statement dated March 23, 1999 is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 through 4 of Bancorp's Proxy Statement dated March 23, 1999 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 24 of Bancorp's Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of the Report:                                                     PAGE*
                                                                                                  ----

           (1)        Report of Ernst & Young LLP, Independent Auditors  ........................  27

                      Consolidated Balance Sheets as of December 31, 1998 and 1997...............  11

                      Consolidated Statements of Earnings for year ended
                      December 31, 1998, 1997, and 1996  ........................................  12

                      Consolidated Statements of Comprehensive Income for year ended
                      December 31, 1998, 1997, and 1996..........................................  12

                      Consolidated Statements of Cash Flows for year ended
                      December 31, 1998, 1997, and 1996  ........................................  13

                      Consolidated Statements of Changes in Shareholders' Equity
                      for year ended December 31, 1998, 1997 and 1996  ..........................  14

                      Notes to Consolidated Financial Statements.................................  15

           (2)        Financial Statement Schedules:

                      Schedules to the consolidated financial statements
                      required by Regulation S-X are not required under the
                      related instructions, or are inapplicable, and therefore
                      have been omitted .........................................................  N/A

--------------------------------------------------------------------------------

*The page numbers indicated refer to pages of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 which are incorporated herein by reference.


(3)         Exhibits:

            Exhibit
            Number
            -------
            (3)a                            Articles of Incorporation, as amended as of April 28, 1998.

            (3)b                            Amended and Restated Regulations, as of April 22, 1997 and incorporated herein by reference to Form10-K for year ended December 31, 1997.
                                            File No. 000-12379.

            (4)                             Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993.

            (4.1)                           First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Form 10-Q for the quarter ended March
                                            31, 1998.

            (10.1)                          See Exhibit (4) above.

            (10.2)                          See Exhibit (4.1) above.

            (10)(iii)A(1)                   First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24,
                                            1991 and incorporated herein by reference to a Registration Statement on
                                            Form S-8, Registration No. 33-46819.

            (10)(iii)A(2)                   Agreement between Stanley N. Pontius and First Financial Bancorp dated
                                            January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

            (10)(iii)A(3)                   Agreement between Rick L. Blossom and First Financial Bancorp dated
                                            January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

            (10)(iii)A(4)                   Agreement between Michael R. O'Dell and First Financial Bancorp dated
                                            January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

            (10)(iii)A(5)                   Agreement between Mark W. Immelt and First Financial Bancorp dated
                                            January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

            (10)(iii)A(6)                   Agreement between Michael T. Riley and First Financial Bancorp dated
                                            January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

            (10)(iii)A(7)                   First Financial Bancorp Dividend Reinvestment and Share Purchase Plan,
                                            Dated April 24, 1997 and incorporated herein by reference to a Registration
                                            Statement on Form S-3, Registration No. 333-25745.

            (13)                            Registrant's annual report to security holders for the year ended December
                                            31, 1998.

            (21)                            First Financial Bancorp. Subsidiaries.

                                                                            F-16

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

(b)  Reports on Form 8-K:

     During the fourth quarter of the year ended December 31, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:   /s/ Stanley N. Pontius
--------------------------------------
Stanley N. Pontius, Director
President and Chief Executive Officer

Date    March 23, 1999
    ----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Stanley N. Pontius                                          /s/ Michael R. O'Dell
--------------------------------------                             --------------------------------------
Stanley N. Pontius, Director                                       Michael R. O'Dell
President and Chief Executive Officer                              Senior Vice President, Chief Financial
                                                                   Officer, and Secretary

Date    March 23, 1999                                             Date    March 23, 1999
    ----------------------------------                                -----------------------------------

   /s/ Barry S. Porter                                                /s/ Carl R. Fiora
--------------------------------------                             --------------------------------------
Barry S. Porter, Director                                          Carl R. Fiora, Director

Date    March 23, 1999                                             Date    March 23, 1999
    ----------------------------------                                -----------------------------------

   /s/ Vaden Fitton                                                   /s/ Perry D. Thatcher
--------------------------------------                             --------------------------------------
Vaden Fitton, Director                                             Perry D. Thatcher, Director

Date    March 23, 1999                                             Date    March 23, 1999
    ----------------------------------                                -----------------------------------

   /s/ Arthur W. Bidwell                                             /s/ Stephen S. Marcum
--------------------------------------                             --------------------------------------
Arthur W. Bidwell, Director                                       Stephen S. Marcum, Director

Date    March 23, 1999                                            Date    March 23, 1999
    ----------------------------------                                -----------------------------------

   /s/ Richard L. Alderson                                           /s/ Steven C. Posey
--------------------------------------                             --------------------------------------
Richard L. Alderson, Director                                     Steven C. Posey, Director

Date    March 23, 1999                                            Date    March 23, 1999
    ----------------------------------                                ----------------------------------

/s/ C. Douglas Lefferson
--------------------------------------
C. Douglas Lefferson, First Vice President
and Comptroller

Date    March 23, 1999
    ----------------------------------
