Form 10-Q
period 1999-03-31
FIRST FINANCIAL BANCORP /OH/
filed 1999-05-17
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended             MARCH 31, 1999
                                  ---------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                   to
                               ----------------     ------------------

Commission file number 0-12379
                       -------

                            FIRST FINANCIAL BANCORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                        31-1042001
--------------------------------                  --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


   300 High Street, Hamilton, Ohio                         45011
----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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
                                    Yes X       No
                                       -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 1, 1999
------------------------------             ------------------------------------
  Common stock, No par value                           36,250,299

                           FIRST FINANCIAL BANCORP.


                                    INDEX



                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

                Consolidated Balance Sheets -
                 March 31, 1999 and December 31, 1998                       1

                Consolidated Statements of Earnings -
                 Three Months Ended March 31, 1999 and 1998                 2

                Consolidated Statements of Comprehensive Income -
                 Three Months Ended March 31, 1999 and 1998                 3

                Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998                 4

                Notes to Consolidated Financial Statements                  6

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              8


PART II - OTHER INFORMATION

                Item 6  Exhibits and Reports on Form 8-K                   15

SIGNATURES                                                                 16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                        March 31,   December 31,
ASSETS                                                     1999         1998
                                                       ----------   -----------
Cash and due from banks                                $  124,222   $  136,489
Interest-bearing deposits with other banks                  9,029        2,498
Federal funds sold and securities purchased
  under agreements to resell                               11,354        4,921
Investment securities held-to-maturity, at cost
  (market value - $33,746 at March 31, 1999 and
   $37,214 at December 31, 1998)                           32,087       34,920
Investment securities available-for-sale, at market       288,971      313,175
Loans
  Commercial                                              641,344      631,906
  Real estate-construction                                 75,634       72,518
  Real estate-mortgage                                  1,060,070    1,042,579
  Installment                                             494,882      474,783
  Credit card                                              16,793       18,521
  Lease financing                                          35,361       29,212
                                                       ----------   ----------
      Total loans                                       2,324,084    2,269,519
  Less
    Unearned income                                         2,803        2,646
    Allowance for loan losses                              30,502       29,684
                                                       ----------   ----------
      Net loans                                         2,290,779    2,237,189
Premises and equipment                                     52,181       50,902
Goodwill                                                   31,039       31,416
Other intangibles                                          11,126       11,164
Deferred income taxes                                       1,565        1,261
Accrued interest and other assets                          53,182       47,169
                                                       ----------   ----------
      TOTAL ASSETS                                     $2,905,535   $2,871,104
                                                       ==========   ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  304,936   $  323,763
  Interest-bearing                                      2,012,361    2,002,833
                                                       ----------   ----------
      Total deposits                                    2,317,297    2,326,596
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         43,580       44,720
  Federal Home Loan Bank borrowings                        88,000       64,000
  Other                                                       482          643
                                                       ----------   ----------
      Total short-term borrowings                         132,062      109,363
Long-term borrowings                                      116,165      105,335
Accrued interest and other liabilities                     32,465       27,877
                                                       ----------   ----------
         TOTAL LIABILITIES                              2,597,989    2,569,171
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 60,000,000 shares
  Issued - 36,320,338 in 1999 and 36,320,338 in 1998      297,687      298,285
Retained earnings                                          11,062        5,366
Accumulated comprehensive income                            1,162        1,835
Restricted stock awards                                      (509)        (408)
Treasury stock, at cost, 70,039 shares in 1999
  and 118,638 shares in 1998                               (1,856)      (3,145)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY                          307,546      301,933
                                                       ----------   ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,905,535   $2,871,104
                                                       ==========   ==========

             See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                  Three months ended
                                                                       March 31,
                                                                 --------------------
                                                                    1999       1998
                                                                 ---------  ---------
INTEREST INCOME
  Loans, including fees                                          $  50,701  $  45,911
  Investment securities
    Taxable                                                          4,239      5,484
    Tax-exempt                                                         785      1,070
                                                                 ---------  ---------
      Total investment interest                                      5,024      6,554
  Interest-bearing deposits with
    other banks                                                         54         63
  Federal funds sold and securities
    purchased under agreements to resell                                29        160
                                                                 ---------  ---------
      TOTAL INTEREST INCOME                                         55,808     52,688
INTEREST EXPENSE
  Deposits                                                          19,074     19,577
  Short-term borrowings                                              1,257        871
  Long-term borrowings                                               1,369        769
                                                                 ---------  ---------
      TOTAL INTEREST EXPENSE                                        21,700     21,217
                                                                 ---------  ---------
      NET INTEREST INCOME                                           34,108     31,471
  Provision for loan losses                                          1,939      1,250
                                                                 ---------  ---------
      Net interest income after
        provision for loan losses                                   32,169     30,221
NONINTEREST INCOME
  Service charges on deposit accounts                                3,059      2,822
  Trust revenues                                                     3,396      2,798
  Investment securities gains                                           17         44
  Other                                                              2,300      2,141
                                                                 ---------  ---------
     Total noninterest income                                        8,772      7,805
NONINTEREST EXPENSES
  Salaries and employee benefits                                    13,028     11,986
  Net occupancy                                                      1,574      1,422
  Furniture and equipment                                            1,257      1,176
  Data processing                                                    1,450      1,396
  Deposit insurance                                                    119        100
  State taxes                                                          476        399
  Amortization of intangibles                                          943        947
  Other                                                              4,958      5,166
                                                                 ---------  ---------
     Total noninterest expenses                                     23,805     22,592
                                                                 ---------  ---------
     Income before income taxes                                     17,136     15,434
  Income tax expense                                                 6,006      5,331
                                                                 ---------  ---------
     NET EARNINGS                                                $  11,130  $  10,103
                                                                 =========  =========

Net earnings per share - basic                                   $    0.31  $    0.28
                                                                 =========  =========

Net earnings per share - diluted                                 $    0.31  $    0.28
                                                                 =========  =========

Cash dividends declared per share                                $    0.15  $    0.14
                                                                 =========  =========

Average shares outstanding                                      36,225,639 36,421,422
                                                                ========== ==========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                              1999      1998
                                                           ---------  ---------
NET INCOME                                                 $  11,130  $ 10,103
  Other comprehensive income, net of tax:
    Unrealized gains on securities:
      Unrealized holding losses arising
          during period                                         (663)     (100)
      Less: reclassification adjustment for gains
       included in net income                                     10        27
                                                            --------   -------
  Other comprehensive income                                    (673)     (127)
                                                            --------   -------
  COMPREHENSIVE INCOME                                      $ 10,457   $ 9,976
                                                            ========   =======

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                  March 31,
                                                            -------------------
                                                              1999         1998
                                                            -------     -------
OPERATING ACTIVITIES
  Net earnings                                             $ 11,130     $ 10,103
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 1,939        1,250
    Provision for depreciation and amortization               3,084        1,933
    Net amortization of investment security
      premiums and accretion of discounts                        79           33
    Realized investment security gains                          (17)         (44)
    Originations of mortgage loans held for sale            (60,767)     (40,392)
    Gains from sales of mortgage loans held for sale           (988)        (422)
    Proceeds from sale of mortgage loans held for sale       61,755       40,814
    Deferred income taxes                                    (1,059)         (29)
    Increase in interest receivable                          (1,114)      (1,594)
    Increase in cash surrender value of life insurance       (3,252)      (2,841)
    Increase in prepaid expenses                             (1,164)        (230)
    Increase in accrued expenses                              4,201        5,220
    (Decrease)increase in interest payable                     (231)         337
    Other                                                      (249)       1,743
                                                           --------     --------
      Net cash provided by operating activities              13,347       15,881
INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                       9,989            0
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                36,470       32,956
  Purchases of investment securities available-for-sale     (23,474)     (66,192)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                   2,934       10,697
  Purchases of investment securities held-to-maturity             0         (925)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                        (6,531)         198
  Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell         (6,433)      14,682
  Net increase in loans and leases                          (55,838)     (24,580)
  Recoveries from loans and leases previously charged off       268          259
  Proceeds from disposal of other real estate owned             102           63
  Cash and cash equivalents acquired in merger                    0            0
  Purchases of premises and equipment                        (2,443)        (497)
                                                           --------     --------
      Net cash used in investing activities                 (44,956)     (33,339)
FINANCING ACTIVITIES
  Net decrease in total deposits                             (9,299)     (29,865)
  Net increase in short-term borrowings                      22,699       21,997
  Net increase in long-term borrowings                       10,830       19,302
  Cash dividends declared                                    (5,436)      (4,967)
  Purchase of common stock                                        0       (1,068)
  Proceeds from exercise of stock options,
     net of shares purchased                                    548          258
                                                           --------     --------
      Net cash provided by financing activities              19,342        5,657
                                                           --------     --------
         DECREASE IN CASH AND CASH EQUIVALENTS              (12,267)     (11,801)
  Cash and cash equivalents at beginning of period          136,489      142,334
                                                           --------     --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $124,222     $130,533
                                                           ========     ========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             1999         1998
                                                          ----------   ---------
Supplemental disclosures
  Interest paid                                            $ 21,931     $ 20,881
                                                          ==========   =========
  Income taxes paid                                        $    904     $      0
                                                          ==========   =========
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115               $    386     $     88
                                                          ==========   =========
  Acquisition of other real estate owned through
      foreclosure                                          $     67     $    130
                                                          ==========   =========
Issuance of restricted stock awards                        $    146     $    220
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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, a Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio, Farmers State Bank, National Bank of Hastings, and Vevay Deposit Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

On April 27, 1999, the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 60,000,000 to 160,000,000.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 1999, Bancorp had issued standby letters of credit aggregating $16,426,000 compared to $17,242,000 issued as of December 31, 1998. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $484,731,000 at March 31, 1999 and $422,481,000 at December 31, 1998. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: PENDING MERGERS AND ACQUISITIONS
On December 31, 1998, First Financial Bancorp. and Hebron Bancorp, Inc., Hebron, Kentucky, signed a Plan and Agreement of Merger. This represents Bancorp's first association with a Kentucky bank. Hebron Bancorp, Inc., is the parent company of Hebron Deposit Bank (Hebron). Hebron has $107 million in assets.

On December 16, 1998, First Financial Bancorp. and Sand Ridge Financial Corporation, Highland, Indiana, signed a Plan and Agreement of Merger. Sand Ridge Financial Corporation is the parent company of Sand Ridge Bank (Sand Ridge). Sand Ridge has $527 million in assets.

Both mergers are expected to be completed in the second quarter of 1999 and be accounted for as a pooling-of-interests. In conjunction with these acquisitions, Bancorp expects to have a one-time merger and restructuring charge. These expenses are expected to be recorded in the second quarter of 1999 and were estimated to be approximately $4.6 million after tax.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                               1999                               1998
                                            ----------    -------------------------------------------------
                                              Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (Dollars in thousands)
Net Earnings                                $   11,130    $   11,759    $   11,176   $   11,068   $   10,103
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 2,284,291     2,217,337     2,144,456    2,059,142    1,986,149
  Investment securities                        334,279       365,157       397,993      417,942      413,893
  Other earning assets                           7,421        14,540        10,433       15,635       16,359
                                            ----------    ----------    ----------   ----------   ----------
    Total Earning Assets                     2,625,991     2,597,034     2,552,882    2,492,719    2,416,401
  Total assets                               2,845,859     2,814,166     2,779,792    2,705,412    2,628,149
  Deposits                                   2,295,495     2,293,307     2,256,427    2,261,056    2,179,267
  Shareholders' equity                         303,681       301,068       300,228      292,555      290,111
Key Ratios:
  Average equity to average total assets        10.67%        10.70%        10.80%       10.81%       11.04%
  Return on average total assets                 1.59%         1.66%         1.60%        1.64%        1.56%
  Return on average equity                      14.86%        15.50%        14.77%       15.17%       14.12%
  Net interest margin (fully tax equivalent)     5.35%         5.26%         5.21%        5.37%        5.39%


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $2,517,000 over the first quarter of 1998. Continued loan growth in all major loan categories and improved interest bearing liability pricing contributed to higher net interest income in the first quarter of 1999.

                                                                          Quarter Ended
                                                 1999                          1998
                                               -------      -----------------------------------------
                                               Mar. 31      Dec. 31     Sep. 30    Jun. 30    Mar. 31
                                               -------      -------     -------    -------    -------
                                                                    (Dollars in thousands)
Interest income                                $55,808      $56,404     $55,841    $54,578    $52,688
Interest expense                                21,700       22,523      22,884     21,823     21,217
                                               -------      -------     -------    -------    -------
  Net interest income                           34,108       33,881      32,957     32,755     31,471
Tax equivalent adjustment to interest income       527          536         536        599        647
                                               -------      -------     -------    -------    -------
Net interest income (fully tax equivalent)     $34,635      $34,417     $33,493    $33,354    $32,118
                                               =======      =======     =======    =======    =======


RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated on the following page. As shown, average earning assets had a decrease in rates for the three month period ended March 31, 1999 in comparison to the same period in 1998. The Federal Reserve initiated three 25 basis point rate decreases in the fourth quarter of 1998. This action has resulted in lower average earning asset yields in the first quarter of 1999, as anticipated. Bancorp's management routinely evaluates and implements strategies to limit or offset this effect to every extent possible. Bancorp has effectively lowered its interest bearing liability costs as one means of offsetting a lower earning asset yield. The primary factor, however, for increased net interest income for the periods presented was a significant increase in the volume of earning assets. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.



                                                   Three Months
                                                      Ended          Change Due To:
                                                   Mar. 31, 1999  -------------------
                                                     Over 1998      Rate      Volume
                                                   -------------  --------   --------
                                                           (Dollars in thousands)

                            Interest income          $  3,120     $ (1,360)  $  4,480
                            Interest expense              483       (1,265)     1,748
                                                     --------     --------   --------
                            Net interest income      $  2,637     $    (95)  $  2,732
                                                     ========     ========   ========



OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 1999 was $11,120,000 which was an increase of $1,044,000 or 10.4% over that reported in the same period in 1998. This increase in net operating income can be primarily attributed to an increase in net interest income of $2,637,000 or 8.38%. The increase in net interest income was driven by the loan growth and effective interest bearing liability pricing as discussed previously. Noninterest income, excluding securities transactions, for the first three months of 1999 increased 12.8% in comparison to the same period in 1998 as a result of continued strong growth in trust fee income and fees on deposit accounts. These positive variances were offset by increases in provision for loan losses, noninterest expense and income tax expense. The increase in income tax expense is discussed in the next section. The increase in noninterest expense was 5.37% primarily as a result of increased salary and employee benefit expense.

INCOME TAXES
For the first three months of 1999, income tax expense was $6,006,000 compared to $ 5,331,000 for the same period in 1998, or an increase of $675,000. In 1999, $5,999,000 of the tax expense was related to operating income with a tax expense of $7,000 related to securities transactions. In the first three months of 1998, income tax expense related to operating income was $5,315,000 with a tax expense related to securities transactions of $16,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $1,728,000 or 11.2% over that reported for the first three months of 1998 and a slightly higher effective tax rate for the period in 1999.

NET EARNINGS
Net earnings for the first three months of 1999 were $11,130,000 or 10.2% greater than that recorded during the same period in 1998. As was discussed previously, net operating income was $11,120,000 which was 10.4% greater than the same period in 1998. Net securities gains through March 31, 1999 were $10,000 compared to $27,000 for the period ending March 31, 1998.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to cover losses inherent in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based on Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

At March 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired with an allowance under FASB Statement No. 114 was $2,283,000 and $2,115,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $359,000 at March 31, 1999 and $1,046,000 at March 31, 1998. There were $56,000 and $16,000 in 1998 and
1999, respectively, in impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective quarters ended March 31, 1999 and 1998 was approximately $2,335,000 and $3,217,000. For the three months ended March 31, 1999, Bancorp recognized interest income on those impaired loans of $14,000 compared to $3,000 for the same period in 1998. Bancorp recognizes income on impaired loans using the cash basis method. The table below indicates the activity in the allowance for loan losses for the quarters presented.

                                                                      Quarter Ended
                                           1999                            1998
                                        ----------    ---------------------------------------------
                                          Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                         (Dollars in thousands)

    Balance at beginning of period       $ 29,684       $29,397     $28,917     $27,967    $27,510
    Allowance acquired through merger           0             0           0         806          0
    Provision for loan losses               1,939         2,011       1,618       1,198      1,250
    Loans charged off                      (1,389)       (1,960)     (1,403)     (1,344)    (1,052)
    Recoveries                                268           236         265         290        259
                                         --------     ---------    --------    --------    -------
      Net charge offs                      (1,121)       (1,724)     (1,138)     (1,054)      (793)
                                         --------     ---------    --------    --------   --------
    Balance at end of period              $30,502       $29,684     $29,397     $28,917    $27,967
                                         ========     =========    ========    ========   ========

    Ratios:
      Allowance to period end loans,
        net of unearned income              1.31%          1.31%       1.34%       1.38%     1.40%
      Recoveries to charge offs            19.29%         12.04%      18.89%      21.58%    24.62%
      Allowance as a multiple of
        net charge offs                    27.21X         17.22X      25.83X      27.44X    35.27X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Bancorp's loan quality remains high when compared to peers and industry standards. Nonperforming assets decreased $2,287,000 or 25.9% in the first quarter of 1999 when compared to the first quarter of 1998, and in that same period, accruing loans past due 90 days or more decreased $139,000. Restructured loans decreased 68.5% from the first quarter of 1999 compared to first quarter 1998. OREO (other real estate owned) decreased 84.8% over the same period. Some of the improvement is due to nonperforming assets being charged off. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current, are transferred to nonaccrual loans. However, those loans, which management feels will become current, and therefore accruing, will be classified as "Accruing loans 90 days or more past due" until they become current.

                                                                      Quarter Ended
                                           1999                            1998
                                        ----------    ---------------------------------------------
                                          Mar. 31       Dec. 31     Sep. 30     Jun. 30     Mar. 31
                                        ----------    ----------  ----------   ---------  ---------
                                                             (Dollars in thousands)
    Nonaccrual loans                       $ 5,792      $ 6,152     $ 6,993     $ 5,306     $ 5,985
    Restructured loans                         570           78         512       1,170       1,812
    OREO                                       165          221         857         237       1,017
                                           -------      -------     -------     -------     -------
      Total nonperforming assets             6,527        6,451       8,362       6,713       8,814

    Accruing loans past due
      90 days or more                        2,446        1,839       1,993       1,746       2,585
                                           -------      -------     -------     -------     -------
      Total underperforming assets         $ 8,973      $ 8,290     $10,355     $ 8,459     $11,399
                                           =======      =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO                               0.28%        0.28%       0.38%       0.32%       0.44%
                                           =======      =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO                               0.39%        0.37%       0.47%       0.40%       0.57%
                                           =======      =======     =======     =======     =======

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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 1999 Bancorp's deposit liabilities had decreased slightly by 0.40% from December 31, 1998. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings increased to $132,062,000 at March 31, 1999, compared to $109,363,000 at December 31, 1998, an increase of 20.8%.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 1999, securities maturing in one year or less amounted to $30,521,000 representing 9.51% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 1999, amounted to $581,093,000 representing 20.0% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 1999, Bancorp had classified $288,971,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,443,000 for the first three months of 1999. In addition, remodeling is a planned and ongoing process given the 109 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 1999 were approximately $1,052,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at March 31, 1999, was 12.5%, its Total risked-based capital was 13.8% and its Leverage ratio was 9.50%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the quarters presented.


                                                                         Quarter Ended
                                             1999                            1998
                                          ----------    ----------------------------------------------
                                            Mar. 31       Dec. 31     Sep. 30     Jun. 30      Mar. 31
                                          ----------    ----------  ----------   ----------  ---------
                                                                 (Dollars in thousands)
Tier I Capital:
Shareholder's equity                      $  307,546    $  301,933  $  302,384   $  295,616  $  290,493
  Less:  Intangible assets                    39,802        40,605      41,382       42,321      38,316
  Less:  Unrealized net securities
         gains (losses)                        1,162         1,835       2,707        1,584       1,967
                                          ----------    ----------  ----------   ----------  ----------
Total Tier I Capital                      $  266,582    $  259,493  $  258,295   $  251,711  $  250,210
                                          ==========    ==========  ==========   ==========  ==========

Total Risk-Based Capital:
Tier I Capital                            $  266,582    $  259,493  $  258,295   $  251,711  $  250,210
Qualifying Allowance for Loan Losses          26,662        26,903      25,711       25,122      24,313
                                          ----------    ----------  ----------   ----------  ----------
Total Risk-Based Capital                  $  293,244    $  286,396  $  284,006   $  276,833  $  274,523
                                          ==========    ==========  ==========   ==========  ==========

Risk Weighted Assets                      $2,129,089    $2,149,489  $2,053,120   $2,005,962  $1,941,265
                                          ==========    ==========  ==========   ==========  ==========

Risk-Based Ratios:
  Tier I                                      12.52%        12.07%      12.58%       12.55%      12.89%
                                          ==========    ==========  ==========   ==========  ==========

  Total Risk-Based Capital                    13.77%        13.32%      13.83%       13.80%      14.14%
                                          ==========    ==========  ==========   ==========  ==========

  Leverage                                     9.50%         9.36%       9.44%        9.45%       9.66%
                                          ==========    ==========  ==========   ==========  ==========

YEAR 2000 ISSUES

Many computer systems process transactions using two digits for the year of the transaction, rather than a full four digits. As a result, these systems may not function properly at the beginning of the year 2000 without some proactive hardware or software change. Bancorp has devoted significant time and attention to the Year 2000 issue, and will repair or replace non-compliant hardware and software prior to the new millennium.

Several regulatory agencies and authorities have issued regulations and guidelines that financial institutions must use in measuring their progress toward Year 2000 preparedness. Five commonly recognized phases of Year 2000 remediation are awareness, assessment, renovation, validation and implementation.

During 1997 and 1998, the awareness and assessment phases were completed for all systems and service providers. Additionally, renovations were completed for mission critical systems and validation is well underway. As in 1997 and 1998, Bancorp's Year 2000 Operating Committee continued to meet regularly during 1999 to direct and oversee all significant Year 2000 tasks. The Operating Committee regularly updates senior management and the Board of Directors, who have pledged their full support to the Year 2000 project.

Bancorp has inventoried and assessed the many hardware and software programs that must be remediated. A vendor management program is bringing those relationships into compliance. Bancorp realized in early 1997 that qualified personnel were required to guide the organization through the Year 2000 Project. Some Bancorp associates were reallocated, some new employees were hired and contract staff have been used.

Our Year 2000 Loan Committee, comprised of affiliate senior lenders, has assessed the impact of Year 2000 on commercial and retail borrowers and has taken steps to mitigate the risk that is inherent in those loans. Our Asset/Liability Committee and Operating Committee have assessed and estimated the impact of liquidity and currency demands that may occur during the latter part of 1999 and the impact into the year 2000. Management of each subsidiary is taking steps to insure that they have appropriate funding resources and currency on hand to meet anticipated customer demands.

Bancorp's computer systems fall into three broad categories: those processed through a service bureau relationship, those processed in-house, and those processed on a personal computer or client/server platform. The service bureau systems were renovated, validated, and implemented in 1998. The mission critical in-house systems were renovated in 1998 and validation was completed in first quarter, 1999. The mission critical personal computer and client/server systems were renovated in 1998 and all but one has been validated. Validation of this system is in progress and will be completed in the second quarter, 1999. Bancorp's Year 2000 Team continues to renovate and validate those systems that are less critical in nature. Implementation follows successful validation testing and this phase is anticipated to be substantially completed by mid-year 1999.

Bancorp has spent a great deal of time ensuring that it has an effective program in place to address and resolve the Year 2000 issue in a timely manner. Should Bancorp successfully complete its Year 2000 program, however, it will not be isolated from potential impact. General disruptions in the economy or at other significant service providers, such as telecommunication and utility companies, could adversely affect Bancorp. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

To mitigate both controlled and uncontrolled risks, Bancorp has developed contingency plans in the event any particular system may not function properly. The contingency plans for information technology systems primarily call for manual intervention where required. Management has also developed contingency plans to support our reliance on transportation, communication, outside vendors, etc. where possible.

During first quarter 1999, Bancorp incurred approximately $240,000 in noninterest expense for costs related to Year 2000 issues, bringing the total amount charged to operations since 1997 to $2,131,000. An additional $212,000 was capitalized, bringing the total amount capitalized to $348,000. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $2,016,000, of which about $1,315,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

This Year 2000 information is designated as a "Year 2000 Readiness Disclosure" falling under the provision of the "Year 2000 Information and Readiness Disclosure Act."

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1998.

Management's analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 1998 Form 10-K.

ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
              (a) Exhibits
                  27     Financial Data Schedule

              (b) Reports on Form 8-K
                  During the quarter ended March 31, 1999, the registrant did not file any reports on Form 8-K

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             FIRST FINANCIAL BANCORP.
                                             ------------------------
                                             (Registrant)



/s/ Michael R. O'Dell                        /s/ C. Douglas Lefferson
----------------------------------           -------------------------------
Michael R. O'Dell, Senior Vice               C. Douglas Lefferson
President, Chief Financial                   Comptroller
Officer and Secretary                        (Principal Accounting Officer)


Date       May 14, 1999                      Date      May 14, 1999
     -----------------------------                --------------------------