Form 10-Q
period 1999-06-30
FIRST FINANCIAL BANCORP /OH/
filed 1999-08-06
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended              JUNE 30, 1999
                              --------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-12379


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

                                 Yes  X     No
                                     ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at July 30, 1999
    --------------------------                ----------------------------
    Common stock, No par value                        42,593,864

                            FIRST FINANCIAL BANCORP.

                                      INDEX


                                                                                            Page No.
                                                                                            --------
 PART I-FINANCIAL INFORMATION

                  Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998                                          1

                  Consolidated Statements of Earnings -
                   Six and Three Months Ended June 30, 1999 and 1998                            2

                  Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1999 and 1998                                      3

                  Consolidated Statements of Changes in Shareholders' Equity
                   Six Months Ended June 30, 1999 and 1998                                      5

                  Notes to Consolidated Financial Statements                                    6

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                               10


 PART II-OTHER INFORMATION

                  Item 4  Submission of Matters to a Vote of Security Holders                  18

                  Item 6  Exhibits and Reports on Form 8-K                                     19


 SIGNATURES                                                                                    20

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                              June 30,        December 31,
                                                                1999             1998
                                                            ------------      -----------
ASSETS
Cash and due from banks                                      $  144,856       $  164,500
Interest-bearing deposits with other banks                        3,933            2,598
Federal funds sold and securities purchased
  under agreements to resell                                     18,973            8,654
Investment securities held-to-maturity, at cost
  (market value - $39,832 at June 30, 1999 and
   $40,159 at December 31, 1998)                                 38,631           37,782
Investment securities available-for-sale,
  at market value                                               515,593          550,394
Loans
  Commercial                                                    739,293          767,684
  Real estate-construction                                       85,341           74,205
  Real estate-mortgage                                        1,387,543        1,227,905
  Installment                                                   584,678          537,156
  Credit card                                                    26,252           21,306
  Lease financing                                                38,745           29,212
                                                             ----------       ----------
      Total loans                                             2,861,852        2,657,468
  Less
    Unearned income                                               3,830            3,322
    Allowance for loan losses                                    37,505           34,800
                                                             ----------       ----------
      Net loans                                               2,820,517        2,619,346
Premises and equipment                                           58,085           57,980
Deferred income taxes                                             7,447            3,072
Goodwill                                                         30,662           31,416
Other intangibles                                                10,802           11,164
Accrued interest and other assets                                72,468           53,029
                                                             ----------       ----------
      TOTAL ASSETS                                           $3,721,967       $3,539,935
                                                             ==========       ==========
LIABILITIES
Deposits
  Noninterest-bearing                                        $  381,206       $  392,999
  Interest-bearing                                            2,532,158        2,479,068
                                                             ----------       ----------
      Total deposits                                          2,913,364        2,872,067
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                               68,357           59,159
  Federal Home Loan Bank borrowings                             213,450           94,678
  Other                                                           3,822            1,227
                                                             ----------       ----------
      Total short-term borrowings                               285,629          155,064
Long-term borrowings                                            131,421          120,777
Accrued interest and other liabilities                           30,395           33,762
                                                             ----------       ----------
         TOTAL LIABILITIES                                    3,360,809        3,181,670
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 42,657,988 in 1999 and 36,320,338 in 1998            305,991          306,709
Retained earnings                                                59,807           50,160
Accumulated comprehensive income                                 (2,470)           4,949
Restricted stock awards                                            (467)            (408)
Treasury stock, at cost, 64,224 and 118,638 shares               (1,703)          (3,145)
                                                             ----------       ----------
      TOTAL SHAREHOLDERS' EQUITY                                361,158          358,265
                                                             ----------       ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $3,721,967       $3,539,935
                                                             ==========       ==========


      See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                              Six months ended             Three months ended
                                                   June 30,                     June 30,
                                          ------------------------      -------------------------
                                             1999          1998            1999          1998
                                          -----------   -----------     -----------   -----------
INTEREST INCOME
  Loans, including fees                   $   118,967   $   108,735     $    60,479   $    55,311
  Investment securities
    Taxable                                    11,760        14,881           5,790         7,811
    Tax-exempt                                  4,654         4,154           2,301         2,075
                                          -----------   -----------     -----------   -----------
      Total investment interest                16,414        19,035           8,091         9,886
  Interest-bearing deposits with
    other banks                                   145           137              89            72
  Federal funds sold and securities
    purchased under agreements to resell          216           470             145           235
                                          -----------   -----------     -----------   -----------
      TOTAL INTEREST INCOME                   135,742       128,377          68,804        65,504
INTEREST EXPENSE
  Deposits                                     47,767        49,684          23,998        25,513
  Short-term borrowings                         4,018         2,109           2,467         1,015
  Long-term borrowings                          3,213         1,723           1,311           877
                                          -----------   -----------     -----------   -----------
      TOTAL INTEREST EXPENSE                   54,998        53,516          27,776        27,405
                                          -----------   -----------     -----------   -----------
      NET INTEREST INCOME                      80,744        74,861          41,028        38,099
  Provision for loan losses                     3,910         3,158           1,378         1,528
                                          -----------   -----------     -----------   -----------
      Net interest income after
        provision for loan losses              76,834        71,703          39,650        36,571
NONINTEREST INCOME
  Service charges on deposit accounts           7,752         6,967           4,037         3,575
  Trust income                                  6,695         5,604           3,258         2,760
  Investment securities gains (losses)             47           475              (8)          302
  Other                                         5,593         5,087           2,704         2,457
                                          -----------   -----------     -----------   -----------
     Total noninterest income                  20,087        18,133           9,991         9,094
NONINTEREST EXPENSES
  Salaries and employee benefits               30,160        27,882          15,153        14,068
  Net occupancy expenses                        3,517         3,333           1,688         1,695
  Furniture and equipment expenses              3,128         2,809           1,572         1,346
  Data processing expenses                      3,275         3,123           1,602         1,508
  Deposit insurance expense                       293           236             151           115
  State taxes                                     990           841             485           363
  Amortization of intangibles                   1,867         1,988             924         1,041
  Merger and restructuring                      6,930             0           6,930             0
  Other                                        12,694        12,206           6,682         6,037
                                          -----------   -----------     -----------   -----------
     Total noninterest expenses                62,854        52,418          35,187        26,173
                                          -----------   -----------     -----------   -----------
Income before income taxes                     34,067        37,418          14,454        19,492
Income tax expense                             12,271        12,413           5,739         6,402
                                          -----------   -----------     -----------   -----------
     NET EARNINGS                         $    21,796   $    25,005     $     8,715   $    13,090
                                          ===========   ===========     ===========   ===========

Net earnings per share - basic            $      0.51   $      0.58     $      0.20   $      0.31
                                          ===========   ===========     ===========   ===========
Net earnings per share - diluted          $      0.51   $      0.58     $      0.20   $      0.30
                                          ===========   ===========     ===========   ===========
Cash dividends declared per share         $      0.30   $      0.28     $      0.15   $      0.14
                                          ===========   ===========     ===========   ===========

Average shares outstanding                 42,576,824    42,757,252      42,590,211    42,755,451
                                          ===========   ===========     ===========   ===========

                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                   Six months ended
                                                                        June 30,
                                                                ------------------------
                                                                  1999            1998
                                                                ---------      ---------
OPERATING ACTIVITIES
  Net earnings                                                  $  21,796      $  25,005
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                       3,910          3,158
    Provision for depreciation and amortization                     4,645          4,583
    Net amortization of investment security
      premiums and accretion of discounts                             330            186
    Realized investment security gains                                (47)          (475)
    Originations of mortgage loans held for sale                  (60,093)       (92,671)
    Gains from sales of mortgage loans held for sale               (1,662)        (1,253)
    Proceeds from sale of mortgage loans held for sale             61,755         93,924
    Deferred income taxes                                             181         (1,216)
    Increase in interest receivable                                (2,426)          (713)
    Increase in cash surrender value of life insurance            (12,234)        (4,764)
    Decrease (increase) in prepaid expenses                           862           (646)
    (Decrease) increase in accrued expenses                          (375)           765
    (Decrease) increase in interest payable                          (152)           680
    Other                                                          (6,217)        (5,949)
                                                                ---------      ---------
      Net cash provided by operating activities                    10,273         20,614

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                             9,989         31,179
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                      98,171        132,150
  Purchases of investment securities available-for-sale           (89,801)      (210,282)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                         4,180         20,282
  Purchases of investment securities held-to-maturity                (845)        (2,000)
  Net increase in interest-bearing deposits
     with other banks                                              (1,335)           (91)
  Net (increase) decrease in federal funds sold and
     securities purchased under agreements to resell              (10,319)         8,076
  Net increase in loans and leases                               (208,610)       (90,122)
  Recoveries from loans and leases previously charged off           2,074            711
  Proceeds from disposal of other real estate owned                   243          1,060
  Net cash used in purchase of financial institutions                   0        (12,231)
  Purchases of premises and equipment                              (4,601)        (2,963)
                                                                ---------      ---------
      Net cash used in investing activities                      (200,854)      (124,231)

FINANCING ACTIVITIES
  Net increase in total deposits                                   41,297         31,001
  Net increase in short-term borrowings                           130,565         40,721
  Net increase in long-term borrowings                             10,644         17,733
  Cash dividends declared                                         (12,150)        (9,932)
  Purchase of common stock                                              0         (1,101)
  Proceeds from exercise of stock options, net of shares
     purchased                                                        581            469
                                                                ---------      ---------
      Net cash provided by financing activities                   170,937         78,891
                                                                ---------      ---------
        DECREASE IN CASH AND CASH EQUIVALENTS                     (19,644)       (24,726)
 Cash and cash equivalents at beginning of period                 164,500        168,362
                                                                ---------      ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 144,856      $ 143,636
                                                                =========      =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Six months ended
                                                           June 30,
                                                     --------------------
                                                      1999         1998
                                                     -------     --------
Supplemental disclosures
  Interest paid                                      $54,634     $52,882
                                                     =======     =======
  Income taxes paid                                  $13,335     $13,874
                                                     =======     =======
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115         $ 4,556     $   524
                                                     =======     =======
  Acquisition of other real estate owned through
      foreclosure                                    $   381     $   509
                                                     =======     =======
Issuance of restricted stock awards                  $   143     $   220
                                                     =======     =======
Non-cash transfer from securities available-for-
 sale to securities held-to-maturity                 $ 4,020     $     0
                                                     =======     =======


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six months ended
                                                                 June 30,
                                                         ------------------------
                                                           1999           1998
                                                         ---------      ---------
Balance at December 31, 1997, as previously reported                    $ 286,259
Adjusted for pooling-of-interests:
 Sand Ridge Financial Corporation                                          39,681
 Hebron Bancorp, Inc.                                                      10,326
                                                                        ---------
Balances at January 1, as restated                       $ 358,265        336,266
Net earnings                                                21,796         25,005
Other comprehensive income, net of taxes:
Change in unrealized gains on securities,
 available for sale                                         (7,419)          (715)
                                                         ---------      ---------
Comprehensive income                                        14,377         24,290
Cash dividends declared                                    (12,150)        (9,932)
Purchase of common stock                                         0         (2,169)
Exercise of stock options, net shares purchased                582            726
Restricted stock awards                                          0             (3)
Amortization of restricted stock awards                         84             74
                                                         ---------      ---------
Balance at June 30                                       $ 361,158      $ 349,252
                                                         =========      =========

                 See notes to consolidated financial statements

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


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (dba Community First Finance), Farmers State Bank, National Bank of Hastings, Vevay Deposit Bank, Sand Ridge Bank, and Hebron Deposit Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

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


NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp does not use off- balance sheet derivative financial instruments (such as interest rate swaps) as defined in the Financial Accounting Standards Board's (FASB) Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 1999, Bancorp had issued standby letters of credit aggregating $16,427,000 compared to $18,022,000 issued as of December 31, 1998. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $460,217,000 at June 30, 1999 and $531,433,000 at December 31, 1998. Management does not anticipate any material losses as a result of these commitments.


NOTE 3: BUSINESS COMBINATIONS

On June 1, 1999, Bancorp issued 1,222,650 shares of its common stock for all the outstanding common stock of Hebron Bancorp, Inc. Upon consummation of the merger, Hebron Bancorp, Inc. was merged out of existence and its only subsidiary, Hebron Deposit Bank, became a wholly owned subsidiary of Bancorp. The $110 million bank is Bancorp's first presence in Kentucky. The acquisition was accounted for as a pooling of interests, and accordingly, the consolidated financial statements, including earnings per share, have been restated for the periods prior to the acquisition to include the accounts and operations of Hebron Bancorp, Inc.

Also on June 1, 1999, Bancorp issued 5,115,000 shares of its common stock for all the outstanding common stock of Sand Ridge Financial Corporation. Upon consummation, Sand Ridge Financial Corporation was merged out of existence and its only subsidiary, Sand Ridge Bank, became a wholly owned subsidiary of Bancorp. The merger with this $545 million bank was accounted for as a pooling of interests, and accordingly, the consolidated financial statements, including earnings per share, have been restated for the periods prior to the acquisition to include the accounts and operations of Sand Ridge Financial Corporation.

A disclosure of the separate results of operations of the combined entities for the three months and six months ended June 30, 1999 is not applicable due to the June 1, 1999 merger date. However, separate results of operations for the three and six months ended June 30, 1998 were as follows:

                                      Six months     Three months
                                        Ended           Ended
                                    June 30, 1998    June 30, 1998
                                    -------------    -------------

Net interest income
         Bancorp                        $64,226         $32,755
         Sand Ridge                       8,589           4,341
         Hebron                           2,046           1,003
                                        -------         -------
                  Combined              $74,861         $38,099
                                        =======         =======


Net income
         Bancorp                        $21,171         $11,068
         Sand Ridge                       3,029           1,619
         Hebron                             805             403
                                        -------         -------
                  Combined              $25,005         $13,090
                                        =======         =======


NOTE 4: MERGER AND RESTRUCTURING CHARGES

In December 1998, Bancorp announced plans for a merger and restructuring charge to coincide with its mergers with Sand Ridge Financial Corporation (Sand Ridge) and Hebron Bancorp, Inc. (Hebron). As discussed in NOTE 3: BUSINESS COMBINATIONS, Bancorp completed these mergers on June 1, 1999. In the second quarter of 1999, Bancorp recorded merger and restructuring charges of approximately $6.9 million before taxes or $5.5 million after taxes.

This merger and restructuring charge consists of two general components. The first component was for merger related charges of approximately $2.9 million before taxes, or $2.8 million after taxes, for investment banking and other professional services specifically associated with the Sand Ridge and Hebron mergers. Investment banking fees and other professional services such as legal, accounting, and consulting represented $2.4 million of the $2.9 million pre-tax merger charge. The remaining approximately $500,000 was incurred primarily for system conversions and personnel charges. Of the merger related charges, $2.6 million have been paid.

The second component included in the overall merger and restructuring charges of $5.5 million after taxes relates to restructuring charges for the planned consolidation of some operational functions including the sale of four facilities and more effective use of existing properties. Under its restructuring plan, Bancorp also discontinued its accounts receivable financing line of business and has merged two of its affiliates, Union Trust Bank, Union City, Indiana into Community First Bank & Trust, Celina, Ohio. The restructuring component totaled approximately $4.0 million before taxes and $2.7 million after taxes. Of the $4.0 million pre-tax restructuring component, approximately $1.6 million was accrued for disposals of properties, $1.1 million was a provision for loan losses associated with the discontinuance of the accounts receivable financing line of business, and $1.3 million was related to the consolidation of operational functions and affiliate restructuring. The disposals of property are expected to be completed by year end 1999. The majority of the losses associated with the discontinuance of accounts receivable financing have been recognized. Of the $1.3 million related to operational and affiliate restructuring, approximately $300,000 has been paid. The majority of the remaining portion is expected to be paid by year end 1999.

NOTE 5: COMPREHENSIVE INCOME

In 1998, Bancorp adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income. Bancorp elected to present the required disclosures in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the six months ended June 30, 1999 are shown below.


                                                        Six months ended
                                                             June 30,
                                                      ----------------------
                                                       1999            1998
                                                      -------        -------
Other comprehensive income, net of tax:
Unrealized holding losses arising during period       $(7,378)       $  (403)
Less: reclassification adjustment
      for gains included in net income                     41            312
                                                      -------        -------
 Other comprehensive income (loss)                    $(7,419)       $  (715)
                                                      =======        =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                        1999                                1998
                                               -----------------------     ------------------------------------
                                                JUN. 30      MAR. 31        DEC. 31      SEP. 30      JUN. 30
                                               ----------   ----------     ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET EARNINGS                                   $    8,715   $   13,081     $   13,825   $   12,212   $   13,090
NET EARNINGS--ADJUSTED (a)                         14,169       13,081         13,825       12,212       13,090
NET EARNINGS PER SHARE-BASIC                         0.20         0.31           0.32         0.29         0.31
NET EARNINGS PER SHARE-DILUTED                       0.20         0.31           0.32         0.28         0.30
NET EARNINGS PER SHARE-DILUTED-ADJUSTED (a)          0.33         0.31           0.32         0.28         0.30
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                    2,796,591    2,657,522      2,579,649    2,491,872    2,397,119
  INVESTMENT SECURITIES                           558,475      577,436        604,180      618,246      640,964
  OTHER EARNING ASSETS                             48,240       10,678         25,382       13,828       22,008
                                               ----------   ----------     ----------   ----------   ----------
    TOTAL EARNING ASSETS                        3,403,306    3,245,636      3,209,211    3,123,946    3,060,091
  TOTAL ASSETS                                  3,640,444    3,505,738      3,465,309    3,398,206    3,314,406
  DEPOSITS                                      2,907,268    2,827,604      2,851,581    2,770,731    2,789,183
  SHAREHOLDERS' EQUITY                            368,271      360,234        357,986      355,647      345,344
KEY RATIOS:
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS           10.12%       10.28%         10.33%       10.47%       10.42%
  RETURN ON AVERAGE TOTAL ASSETS                    0.96%        1.51%          1.58%        1.43%        1.58%
  RETURN ON AVERAGE TOTAL ASSETS--ADJUSTED (a)      1.56%        1.51%          1.58%        1.43%        1.58%
  RETURN ON AVERAGE EQUITY                          9.49%       14.73%         15.32%       13.62%       15.20%
  RETURN ON AVERAGE EQUITY--ADJUSTED (a)           15.36%       14.73%         15.32%       13.62%       15.20%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)        4.99%        5.13%          5.01%        4.99%        5.15%


(a) Excluding after-tax merger and restructuring charges of $5.5 million in the second quarter of 1999.

NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $3,081,000 over the second quarter of 1998 and $1,286,000 over the first quarter of 1999. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the second quarter of 1999.

                                                                QUARTER ENDED
                                                     1999                             1998
                                               ------------------       -----------------------------
                                               JUN. 30    MAR. 31       DEC. 31    SEP. 30    JUN. 30
                                               -------    -------       -------    -------    -------
                                                             (DOLLARS IN THOUSANDS)

INTEREST INCOME                                $68,804    $66,938       $67,473    $66,820    $65,504
INTEREST EXPENSE                                27,776     27,222        28,229     28,689     27,405
                                               -------    -------       -------    -------     ------
  NET INTEREST INCOME                           41,028     39,716        39,244     38,131     38,099
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME     1,312      1,338         1,253      1,189      1,160
                                               -------    -------       -------    -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $42,340    $41,054       $40,497    $39,320    $39,259
                                               =======    =======       =======    =======    =======

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table on the following page. As shown, an increase in volume had a significant impact on both interest income and interest expense for the six month and three month periods ended June 30, 1999 in comparison to 1998. The increase in volume had more impact on interest income than interest expense. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                            SIX MONTHS                        THREE MONTHS
                              ENDED        CHANGE DUE TO:        ENDED           CHANGE DUE TO:
                          JUN. 30, 1999  -------------------  JUN. 30, 1999    -------------------
                            OVER 1998      RATE      VOLUME     OVER 1998        RATE      VOLUME
                            --------     ---------   -------    --------       --------   --------
                                                  (DOLLARS IN THOUSANDS)
   INTEREST INCOME          $  7,365     $  (6,035) $ 13,400    $  3,300       $ (3,774)  $  7,074
   INTEREST EXPENSE            1,482        (4,134)    5,616         371         (2,492)     2,863
                            --------     ---------   -------    --------       --------   --------
   NET INTEREST INCOME      $  5,883     $  (1,901)  $ 7,784    $  2,929       $ (1,282)  $  4,211
                            ========     =========   =======    ========       ========   ========



OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 1999 was $21,755,000 which was a decrease of $2,938,000 or 11.9% from that reported in the same period in 1998. This decrease in net operating income can be attributed to merger and restructuring charges of $6,930,000 as discussed in Note 4. Net operating income, excluding the merger and restructuring charges, net of tax, of $5,454,000, increased $2,516,000 or 10.2% over 1998. The increase in core net operating income (net operating income excluding the merger and restructuring charges) can be primarily attributed to an increase in net interest income of $5,883,000 or 7.86% for the first six months of 1999 compared to the same period in 1998. The increase in net interest income was driven by loan growth. Noninterest income excluding securities transactions, for the first six months of 1999 increased $2,382,000 or 13.5% over the comparable period in 1998. Continued strong growth in service charges on deposit accounts and trust fees led to the increased noninterest income. Noninterest expense excluding the merger and restructuring charge increased $3,506,000 or 6.69% primarily as a result of increased salary and benefit expenses.

It is anticipated that initiatives taken in relation to the restructuring charge in the second quarter of 1999 will have a positive financial impact going forward. The disposal of unnecessary nonearning assets decreases future operating expenses such as depreciation and maintenance costs. The discontinuation of unprofitable product lines decreases risk, expenses and allows for reallocation of people and assets. The consolidation of operations provides operational synergies and allows for future growth. Reference NOTE 4:
MERGER AND RESTRUCTURING CHARGES for further details.

Net operating income, excluding merger and restructuring charges for the second quarter of 1999 increased $1,274,000 or 9.88% over the same period in 1998 due to the same reasons discussed above.

Bancorp's adjusted diluted earnings per share on a "cash basis", which excludes the effect of amortization of goodwill and core deposits, tax effected when applicable, and merger and restructuring charges, were $0.67 for the first six months of 1999 which is a 9.84% increase over the $0.61 for the same period in 1998. Adjusted diluted earnings per share on a "cash basis" for the second quarter of 1999 were $0.35, a 9.38% increase over the $0.32 figure for the second quarter of 1998. These calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

INCOME TAXES

For the first six months of 1999, income tax expense was $12,271,000 compared to $12,413,000 for the same period in 1998, or a decrease of $142,000. In 1999, $12,265,000 of the tax expense was related to operating income with a tax expense of $6,000 related to securities transactions. In the first six months of 1998, income tax expense related to operating income was $12,250,000 and $163,000 relating to securities transactions. The higher effective tax rate was primarily attributable to merger expenses not being an allowed taxable deduction.

Income tax expense for the second quarter of 1999 was $5,739,000 compared to $6,402,000 for the same period in 1998, which was a decrease of $663,000. Tax expense relating to operating income totaled $5,752,000 and $6,285,000 for the quarters ended June 30, 1999 and 1998, respectively, with a tax benefit related to securities transactions of $13,000 for 1999 and a tax expense related to securities transactions of $102,000 for 1998. A tax benefit related to restructuring charges included in taxes on operating income for 1999 was $1,476,000.

NET EARNINGS

Net earnings for the first six months of 1999 were $3,209,000 or 12.8% below that recorded during the same period in 1998. Net earnings excluding merger and restructuring charges were $27,250,000 or 8.98% greater than the prior year for reasons discussed in the Operating Results section. Net securities gains through June 30, 1999 were $41,000 compared to $312,000 for the period ending June 30, 1998. Merger and restructuring charges, net of taxes, were $5,454,000 for 1999.

Net earnings for the three months ended June 30, 1999 were $4,375,000 or 33.4% less than the same period in 1998. Net securities gains for the second quarter of 1999 and 1998 were $5,000 and $200,000, respectively. Merger and restructuring charges were $5,454,000 for the second quarter 1999. Net earnings excluding the merger and restructuring charge for the three months ended June 30, 1999 were $14,169,000, or 8.24% greater than the same period in 1998.

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

At June 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,170,000 and $6,198,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $437,000 at June 30, 1999 and $2,160,000 at June 30, 1998. At June 30, 1999, there were $33,000 in impaired loans that, as a result of write-downs, did not have an allowance for loan losses. At June 30, 1998, there were no loans in this category. The average recorded investment in impaired loans for the respective six months and quarters ended June 30, 1999 and 1998, was approximately $3,715,000 and $3,624,000 for 1999 and $3,591,000
and $3,236,000 for 1998. For the six months and quarter ended June 30, 1999, Bancorp recognized interest income on those impaired loans of $32,000 and $14,000 compared to $60,000 and $53,000 for the same periods in 1998. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.


                                                                          QUARTER ENDED
                                                           1999                              1998
                                                   ---------------------     ----------------------------------
                                                    JUN. 30      MAR. 31      DEC. 31      SEP. 30      JUN. 30
                                                   --------     --------     --------     --------     --------
                                                                      (DOLLARS IN THOUSANDS)

    BALANCE AT BEGINNING OF PERIOD                 $ 36,319     $ 34,800     $ 34,169     $ 33,715     $ 32,451
    ALLOWANCE ACQUIRED THROUGH MERGER                     0            0            0            0          806
    PROVISION FOR DISCONTINUED PRODUCT LINE           1,100
    PROVISION FOR LOAN LOSSES                         1,378        2,532        2,351        2,738        1,528
    LOANS CHARGED OFF                                (2,762)      (1,617)      (3,148)      (2,619)      (1,445)
    RECOVERIES                                        1,470          604        1,428          335          375
                                                   --------     --------     --------     --------     --------
      NET CHARGE OFFS                                (1,292)      (1,013)      (1,720)      (2,284)      (1,070)
                                                   --------     --------     --------     --------     --------
    BALANCE AT END OF PERIOD                       $ 37,505     $ 36,319     $ 34,800     $ 34,169     $ 33,715
                                                   ========     ========     ========     ========     ========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME                         1.31%        1.34%        1.31%        1.34%        1.38%
      RECOVERIES TO CHARGE OFFS                       53.22%       37.35%       45.36%       12.79%       25.95%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                               29.03X       35.85X       20.23X       14.96X       31.51X


NONPERFORMING/UNDERPERFORMING ASSETS

The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $216,000 or 2.01% in the second quarter of 1999 when compared to the second quarter of 1998, and in that same period, accruing loans past due 90 days or more increased $2,050,000. Nonperforming assets increased $2,090,000 or 23.6% in the second quarter of 1999 when compared to the first quarter of 1999. Nonperforming and underperforming assets as a percent of loans remained consistent with prior periods. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, are classified as "Accruing loans 90 days or more past due" until they become current.


                                                                 QUARTER ENDED
                                                   1999                           1998
                                            -------------------     -------------------------------
                                            JUN. 30     MAR. 31     DEC. 31     SEP. 30     JUN. 30
                                            -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)

    NONACCRUAL LOANS                        $ 9,219     $ 7,151     $ 7,481     $ 8,446     $ 7,620
    RESTRUCTURED LOANS                        1,411       1,566         691       1,280       2,512
    OREO/ISF*                                   332         155         221       1,057         614
                                            -------     -------     -------     -------     -------
      TOTAL NONPERFORMING ASSETS             10,962       8,872       8,393      10,783      10,746
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                         3,796       2,446       1,839       1,993       1,746
                                            -------     -------     -------     -------     -------
      TOTAL UNDERPERFORMING ASSETS          $14,758     $11,318     $10,232     $12,776     $12,492
                                            =======     =======     =======     =======     =======

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                            0.38%       0.33%       0.32%       0.42%       0.44%
                                            =======     =======     =======     =======     =======
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                            0.52%       0.42%       0.39%       0.50%       0.51%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 1999, Bancorp's deposit liabilities had increased by 1.44% from December 31, 1998. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $285,629,000 at June 30, 1999, compared to $155,064,000 at December 31, 1998, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 1999, securities maturing in one year or less amounted to $49,504,000, representing 8.93% of the total of the investment securities portfolio. In addition, other types of assets, such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 1999, amounted to $726,008,000, representing 19.5% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 1999, Bancorp had classified $515,593,000 in investment securities available-for-sale, of which approximately $192,000,000 were pledged to secure public deposits. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $4,601,000 for the first six months of 1999. In addition, remodeling is a planned and ongoing process given the 116 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 1999 were approximately $2,321,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at June 30, 1999, was 12.2%, its Total risked-based capital was 13.4% and its Leverage ratio was 9.01%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix, which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.


                                                                        QUARTER ENDED
                                                         1999                           1998
                                               -----------------------   ------------------------------------
                                                 JUN. 30      MAR. 31      DEC. 31     SEP. 30       JUN. 30
                                               ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
TIER I CAPITAL:
SHAREHOLDER'S EQUITY                           $  361,158   $  364,250   $  358,265   $  359,542   $  349,252
  LESS:  NON-QUALIFYING INTANGIBLE ASSETS          38,992       39,802       40,605       41,382       42,321
  LESS:  UNREALIZED NET SECURITIES
         GAINS (LOSSES)                            (2,470)       3,041        4,949        6,455        3,924
                                               ----------   ----------   ----------   ----------   ----------
TOTAL TIER I CAPITAL                           $  324,636   $  321,407   $  312,711   $  311,705   $  303,007
                                               ==========   ==========   ==========   ==========   ==========
TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                                 $  324,636   $  321,407   $  312,711   $  311,705   $  303,007
QUALIFYING ALLOWANCE FOR LOAN LOSSES               33,462       31,517       31,742       30,290       29,533
                                               ----------   ----------   ----------   ----------   ----------
TOTAL RISK-BASED CAPITAL                       $  358,098   $  352,924   $  344,453   $  341,995   $  332,540
                                               ==========   ==========   ==========   ==========   ==========

RISK WEIGHTED ASSETS                           $2,672,881   $2,516,585   $2,536,301   $2,419,170   $2,358,523
                                               ==========   ==========   ==========   ==========   ==========
RISK-BASED RATIOS:
  TIER I                                            12.15%       12.77%       12.33%       12.88%       12.85%
                                               ==========   ==========   ==========   ==========   ==========

  TOTAL RISK-BASED CAPITAL                          13.40%       14.02%       13.58%       14.14%       14.10%
                                               ==========   ==========   ==========   ==========   ==========

  LEVERAGE                                           9.01%        9.27%        9.13%        9.29%        9.26%
                                               ==========   ==========   ==========   ==========   ==========

YEAR 2000

Many computer systems process transactions using two digits for the year of the transaction, rather than a full four digits. As a result, these systems may not function properly at the beginning of the year 2000 without some proactive hardware and software change. Bancorp has devoted significant time and attention to the Year 2000 issue, and will repair or replace non-compliant hardware and software prior to the new millennium.

Several regulatory agencies and authorities have issued regulations and guidelines that financial institutions must use in measuring their progress toward Year 2000 preparedness. Five commonly recognized phases of Year 2000 remediation are awareness, assessment, renovation, validation and implementation.

During 1997 and 1998, the awareness and assessment phases was completed for all systems and service providers. Additionally, renovation was completed for mission critical systems in 1998 and validation was completed in 1999. As in 1997 and 1998, Bancorp's Year 2000 Operating Committee continued to meet regularly during 1999 to direct and oversee all significant Year 2000 tasks. The Operating Committee regularly updates senior management and the Board of Directors, who have pledged their full support to the Year 2000 project.

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

Our Year 2000 Loan Committee, comprised of affiliate senior lenders, has assessed the impact of Year 2000 on commercial and retail borrowers and has taken steps to mitigate the risk that is inherent in those loans. Our Asset/Liability Committee and Operating Committee have assessed and estimated the impact of liquidity and currency demands that may occur during the latter part of 1999, and the impact into the year 2000. Management of each subsidiary is taking steps to insure that they have appropriate funding resources and currency on hand to meet anticipated customer demands.

As Bancorp grows and as Year 2000 approaches, Bancorp, as well as many other financial institutions, is developing plans to rely on alternative sources of funding, if needed. Many of Bancorp's affiliates have executed agreements with the Federal Home Loan Bank for their "Year 2000 Liquidity Line of Credit" with guaranteed lines of $160 million. As of June 30, 1999, three affiliates have completed the necessary legal documentation and pre-pledged collateral through eligible investment securities or loan assets to the Federal Reserve Discount Window. Other Bancorp affiliates are in the process of completing the necessary requirements respective to the Federal Reserve Discount Window. Management is also reviewing strategies to fund asset growth and provide liquidity with other alternative sources including brokered deposits and loans on life insurance policies. Management is of the opinion that its liquidity plans are adequate to fund future growth and provide liquidity on an as needed basis.

Bancorp's computer systems fall into three broad categories: those processed through a service bureau relationship, those processed in-house, and those processed on a personal computer or client/server platform. The service bureau systems were renovated, validated, and implemented in 1998. The mission critical in-house systems were renovated in 1998 and validation was completed in first quarter, 1999. The mission critical personal computer and client/server systems were renovated in 1998 and have been validated. Bancorp's Year 2000 Team continues to renovate and validate those systems that are less critical in nature. Implementation follows successful validation testing and this phase was completed by mid-year, 1999.

Bancorp has spent a great deal of time ensuring that it has an effective program in place to address and resolve the Year 2000 issue in a timely manner. Should Bancorp successfully complete its Year 2000 program, however, it will not be isolated from potential impact. General disruptions in the economy or at other significant service providers such as telecommunication and utility companies could adversely affect Bancorp. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

During second quarter 1999, Bancorp incurred approximately $308,000 in noninterest expense for costs related to Year 2000 issues, bringing the total amount charged to operations since 1997 to $2,439,000. An additional $432,000 was capitalized, bringing the total amount capitalized to $779,000. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $972,000, of which about $448,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

This Year 2000 information is designated as a "Year 2000 Readiness Disclosure" falling under the provision of the "Year 2000 Information and Readiness Disclosure Act."

FORWARD-LOOKING INFORMATION

The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

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

                            PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

              On April 27, 1999, Bancorp held its annual meeting of shareholders, the results of which follow:

              1)  Election of four directors:


                                                                      % of Total        Votes
              Name                        Term       Votes For       Shares Voted      Withheld
              ----                        ----       ---------       ------------      --------
              Martin J. Bidwell           3 years    29,374,348         99.23%         227,332
              Carl R. Fiora               3 years    29,458,822         99.52%         142,858
              Barry J. Levey              3 years    29,421,822         99.39%         179,858
              Stephen S. Marcum           3 years    29,428,650         99.42%         173,030
              Steven C. Posey             3 years    29,423,947         99.40%         177,733

              Directors whose terms continue beyond the Annual Meeting in 1999:

              Class II Term expiring in 2000:

              Richard L. Alderson
              James C. Garland
              Murph Knapke
              Stanley N. Pontius
              Barry S. Porter
              Perry D. Thatcher

              Class III Term expiring in 2000:

              Donald M. Cisle
              Corinne R. Finnerty
              F. Elden Houts


              The following proposals were approved by the shareholders:

              2) Amend Corporation's Articles of Incorporation to increase the total number of shares the corporation is authorized to issue to 160,000,000 common shares, without par value.

                  27,557,701 shares, or 76.05% of the total shares outstanding, voted to adopt the amended Articles of Incorporation. Of the total shares voted, 1,740,059 shares voted against the amendment of the regulations, there were 303,920 abstentions and no broker non-votes.

              3) Approval of the Corporation's 1999 Stock Incentive Plan for Officers and Employees.

                  23,970,468 shares, or 80.98% of the total shares voted, voted to adopt the amended Articles of Incorporation. Of the total shares voted, 2,296,956 shares voted against the amendment of the regulations, there were 270,822 abstentions and 3,063,434 broker non-votes.

              4) Approval of the Corporation's 1999 Stock Option Plan for Non-Employee Directors.

                  23,704,854 shares, or 80.08% of the total shares voted, voted to adopt the amended Articles of Incorporation. Of the total shares voted, 2,497,554 shares voted against the amendment of the regulations and there were 308,877 abstentions, and 3,090,395 broker non-votes.


              No other matters were brought before the meeting for a vote.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                (a) Exhibits
                    3   Articles of Incorporation, revised April 27, 1999

                    27  Financial Data Schedule

                (b) Reports on Form 8-K
                    During the quarter ended June 30, 1999, the registrant filed a Form 8-K dated June 16, 1999, reporting the merger of Sand Ridge Financial Corporation for 5,115,000 shares of the Corporation's common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            FIRST FINANCIAL BANCORP.
                            ------------------------
                                  (Registrant)



/s/ Michael R. O'Dell                          /s/ C. Douglas Lefferson
----------------------------------             --------------------------------
Michael R. O'Dell, Senior Vice                 C. Douglas Lefferson,
President, Chief Financial                     Comptroller
Officer and Secretary                          (Principal Accounting Officer)


Date    August 5, 1999                         Date August 5, 1999
     -----------------------------                 ----------------------------