Form 10-Q
period 1999-09-30
FIRST FINANCIAL BANCORP /OH/
filed 1999-11-10
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1999
                              -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ---------------     -----------------
Commission file number 0-12379
                       -------

                            FIRST FINANCIAL BANCORP.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                         31-1042001
----------------------------------------        --------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


    300 High Street, Hamilton, Ohio                         45011
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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

                                    Yes  X   No
                                        ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at October 29, 1999
--------------------------                ----------------------------------
Common stock, No par value                            42,605,280

                            FIRST FINANCIAL BANCORP.

                                      INDEX


                                                                       Page No.
 Part I-Financial Information

        Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                            1

        Consolidated Statements of Earnings -
         Nine and Three Months Ended September 30, 1999 and 1998             2

        Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998                       3

        Consolidated Statements of Changes in Shareholders' Equity
         Nine Months Ended September 30, 1999 and 1998                       5

        Notes to Consolidated Financial Statements                           6

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      10


 Part II-Other Information

        Item 6  Exhibits and Reports on Form 8-K                            18


 Signatures                                                                 19



                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                     September 30,  December 31,
ASSETS                                                    1999         1998
                                                      ------------  -----------
Cash and due from banks                                $  168,256   $  164,500
Interest-bearing deposits with other banks                 12,659        2,598
Federal funds sold and securities purchased
  under agreements to resell                                  895        8,654
Investment securities held-to-maturity, at cost
  (market value - $37,487 at September 30, 1999 and
   $40,159 at December 31, 1998)                           36,843       37,782
Investment securities available-for-sale,
  at market value                                         511,906      550,394
Loans
  Commercial                                              781,977      689,524
  Real estate-construction                                110,939       74,205
  Real estate-mortgage                                  1,417,329    1,306,065
  Installment                                             616,277      537,156
  Credit card                                              20,552       21,306
  Lease financing                                          45,881       29,212
                                                       -----------  -----------
      Total loans                                       2,992,955    2,657,468
  Less
    Unearned income                                         4,119        3,322
    Allowance for loan losses                              38,729       34,800
                                                       -----------  -----------
      Net loans                                         2,950,107    2,619,346
Premises and equipment                                     57,534       57,980
Deferred income taxes                                       6,666        3,072
Goodwill                                                   30,454       31,416
Other intangibles                                          10,558       11,164
Accrued interest and other assets                          74,504       51,113
                                                       -----------  -----------
      TOTAL ASSETS                                     $3,860,382   $3,538,019
                                                       ===========  ===========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  391,578   $  392,999
  Interest-bearing                                      2,529,568    2,479,068
                                                       -----------  -----------
      Total deposits                                    2,921,146    2,872,067
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         79,369       59,159
  Federal Home Loan Bank borrowings                       302,750       94,678
  Other                                                     4,709        1,227
                                                       -----------  -----------
      Total short-term borrowings                         386,828      155,064
Long-term borrowings                                      152,345      120,777
Accrued interest and other liabilities                     32,123       31,846
                                                       -----------  -----------
      TOTAL LIABILITIES                                 3,492,442    3,179,754
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 42,657,988 in 1999 and 36,320,338 in 1998      305,812      306,709
Retained earnings                                          67,952       50,160
Accumulated comprehensive income                           (3,987)       4,949
Restricted stock awards                                      (427)        (408)
Treasury stock, at cost, 53,161 and 118,638 shares         (1,410)      (3,145)
                                                       -----------  -----------
      TOTAL SHAREHOLDERS' EQUITY                          367,940      358,265
                                                       -----------  -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,860,382   $3,538,019
                                                       ===========  ===========

                See notes to consolidated financial statements.


                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                            Nine months ended     Three months ended
                                               September 30,         September 30,
                                           --------------------  --------------------
                                              1999       1998       1999      1998
                                           ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans, including fees                    $ 182,946  $ 166,041  $  63,979  $  57,306
  Investment securities
    Taxable                                   17,614     22,069      5,854      7,188
    Tax-exempt                                 6,958      6,277      2,304      2,123
                                           ---------  ---------  ---------  ---------
      Total investment interest               24,572     28,346      8,158      9,311
  Interest-bearing deposits with
    other banks                                  204        220         59         83
  Federal funds sold and securities
    purchased under agreements to resell         294        590         78        120
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST INCOME                  208,016    195,197     72,274     66,820
INTEREST EXPENSE
  Deposits                                    71,988     75,213     24,221     25,529
  Short-term borrowings                        8,413      3,829      4,395      1,901
  Long-term borrowings                         4,866      3,163      1,653      1,259
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  85,267     82,205     30,269     28,689
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                    122,749    112,992     42,005     38,131
  Provision for loan losses                    6,027      5,896      2,117      2,738
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses            116,722    107,069     39,888     35,393
NONINTEREST INCOME
  Service charges on deposit accounts         12,027     10,725      4,275      3,758
  Trust income                                 9,950      8,552      3,255      2,948
  Investment securities gains                     56        722          9        247
  Other                                        8,547      8,026      2,954      2,939
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 30,580     28,025     10,493      9,892
NONINTEREST EXPENSES
  Salaries and employee benefits              45,714     42,055     15,554     14,173
  Net occupancy expenses                       5,323      4,829      1,806      1,661
  Furniture and equipment expenses             4,703      4,468      1,575      1,494
  Data processing expenses                     4,842      4,758      1,567      1,635
  Deposit insurance expense                      418        394        125        164
  State taxes                                  1,567      1,321        577        480
  Amortization of intangibles                  2,784      3,020        917      1,032
  Merger and restructuring                     6,930          0          0          0
  Other                                       19,487     18,432      6,793      6,220
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               91,768     79,277     28,914     26,859
                                           ---------  ---------  ---------  ---------
Income before income taxes                    55,534     55,844     21,467     18,426
Income tax expense                            19,203     18,627      6,932      6,214
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  36,331  $  37,217  $  14,535  $  12,212
                                           =========  =========  =========  =========

Net earnings per share - basic             $    0.85  $    0.87  $    0.34  $    0.29
                                           =========  =========  =========  =========
Net earnings per share - diluted           $    0.85  $    0.87  $    0.34  $    0.28
                                           =========  =========  =========  =========
Cash dividends declared per share          $    0.45  $    0.42  $    0.15  $    0.14
                                           =========  =========  =========  =========

Average shares outstanding                42,584,029 42,756,200 42,598,204 42,754,132
                                          ========== ========== ========== ==========

                 See notes to consolidated financial statements.



                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)
                                                             Nine months ended
                                                               September 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------   ---------
OPERATING ACTIVITIES
  Net earnings                                            $  36,331    $  37,217
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 6,027        5,896
    Provision for depreciation and amortization               6,930        6,890
    Net amortization of investment security
      premiums and accretion of discounts                       166          382
    Realized investment security gains                          (56)        (722)
    Originations of mortgage loans held for sale           (171,273)    (117,161)
    Gains from sales of mortgage loans held for sale         (2,374)      (1,609)
    Proceeds from sale of mortgage loans held for sale      173,647      118,770
    Deferred income taxes                                     1,914           94
    Increase in interest receivable                          (4,106)      (2,458)
    Increase in cash surrender value of life insurance      (16,609)      (5,250)
    Decrease in prepaid expenses                              1,233           92
    Increase in accrued expenses                              1,363        2,291
    (Decrease) increase in interest payable                    (576)         614
    Other                                                    (2,629)      (6,671)
                                                          ----------   ---------
      Net cash provided by operating activities              29,988       38,375

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                      14,482       49,776
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale               119,866      178,656
  Purchases of investment securities available-for-sale    (114,679)    (262,546)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                   6,110       24,467
  Purchases of investment securities held-to-maturity          (906)      (2,100)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                       (10,061)         810
  Net decrease in federal funds sold and
     securities purchased under agreements to resell          7,759        9,862
  Net increase in loans and leases                         (341,441)    (200,937)
  Recoveries from loans and leases previously charged off     3,050        1,046
  Proceeds from disposal of other real estate owned             369        1,139
  Purchase of financial institutions, net of cash aquired         0      (12,231)
  Purchases of premises and equipment                        (5,345)      (4,840)
                                                          ----------   ----------
      Net cash used in investing activities                (320,796)    (216,898)

FINANCING ACTIVITIES
  Net increase in total deposits                             49,079       32,206
  Net increase in short-term borrowings                     231,764       87,420
  Net increase in long-term borrowings                       31,568       56,520
  Cash dividends declared                                   (18,540)     (14,899)
  Purchase of common stock                                        0       (2,828)
  Proceeds from exercise of stock options, net of shares
     purchased                                                  693          788
                                                          ----------   ----------
      Net cash provided by financing activities             294,564      159,207
                                                          ----------   ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,756      (19,316)
 Cash and cash equivalents at beginning of period           164,500      168,362
                                                          ----------   ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 168,256    $ 149,046
                                                          ==========   ==========


                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                             Nine months ended
                                                               September 30,
                                                          ------------------------
                                                             1999         1998
                                                          ----------    ----------
Supplemental disclosures
  Interest paid                                           $  85,842     $  81,433
                                                          ==========    ==========
  Income taxes paid                                       $  16,955     $  18,580
                                                          ==========    ==========
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115              $   3,039     $     812
                                                          ==========    ==========
  Acquisition of other real estate owned through
      foreclosure                                         $     529     $   1,225
                                                          ==========    ==========
Issuance of restricted stock awards                       $     146     $     215
                                                          ==========    ==========
Non-cash transfer from securities available-for-
 sale to securities held-to-maturity                      $   4,020     $       0
                                                          ==========    ==========


                 See notes to consolidated financial statements.



                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
                                                               Nine months ended
                                                                  September 30,
                                                           ------------------------
                                                               1999          1998
                                                           ----------   -----------
Balance at December 31, 1997, as previously reported                    $  286,259
Adjusted for pooling-of-interests:
 Sand Ridge Financial Corporation                                           39,681
 Hebron Bancorp, Inc.                                                       10,316
                                                                        ----------
Balances at January 1, as restated                         $ 358,265       336,256
Net earnings                                                  36,331        37,217
Other comprehensive income, net of taxes:
Change in unrealized gains on securities,
 available for sale                                           (8,936)        1,820
                                                           ----------   -----------
Comprehensive income                                          27,395        39,037
Cash dividends declared                                      (18,540)      (14,899)
Purchase of common stock                                           0        (2,828)
Exercise of stock options, net shares purchased                  693           788
Restricted stock awards                                            0            (8)
Amortization of restricted stock awards                          127           112
                                                           ----------   -----------
Balance at September 30                                    $ 367,940    $  358,458
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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 1999, Bancorp had issued standby letters of credit aggregating $18,084,000 compared to $18,022,000 issued as of December 31, 1998. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $514,973,000 at September 30, 1999 and $531,433,000 at December 31, 1998. Management does not anticipate any material losses as a result of these commitments.


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

A disclosure of the separate results of operations of the combined entities for the three months and nine months ended September 30, 1999 is not applicable due to the June 1, 1999 merger date. However, separate results of operations for the three and nine months ended September 30, 1998 were as follows:


                                Nine months              Three months
                                   Ended                    Ended
                             September 30, 1998        September 30, 1998
                             ------------------        ------------------
Net interest income
         Bancorp                  $   97,183                $   32,957
         Sand Ridge                   12,816                     4,227
         Hebron                        2,993                       947
                                  ----------                ----------
                  Combined        $  112,992                $   38,131
                                  ==========                ==========


Net income
         Bancorp                  $   32,347                $   11,176
         Sand Ridge                    3,702                       673
         Hebron                        1,168                       363
                                  ----------                ----------
                  Combined        $   37,217                $   12,212
                                  ==========                ==========


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

This merger and restructuring charge consists of two general components. The first component was for merger related charges of approximately $2.9 million before taxes, or $2.8 million after taxes, for investment banking and other professional services specifically associated with the Sand Ridge and Hebron mergers. Investment banking fees and other professional services such as legal, accounting, and consulting represented $2.4 million of the $2.9 million pre-tax merger charge. The remaining approximately $500,000 was incurred primarily for system conversions and personnel charges. Of the merger related charges, $2.7 million have been paid.

The second component included in the overall merger and restructuring charges of $5.5 million after taxes relates to restructuring charges for the planned consolidation of some operational functions including the sale of four facilities and more effective use of existing properties. Under its restructuring plan, Bancorp also discontinued its accounts receivable financing line of business and has merged two of its affiliates, Union Trust Bank, Union City, Indiana into Community First Bank & Trust, Celina, Ohio. The restructuring component totaled approximately $4.0 million before taxes and $2.7 million after taxes. Of the $4.0 million pre-tax restructuring component, approximately $1.6 million was accrued for disposals of properties, $1.1 million was a provision for loan losses associated with the discontinuance of the accounts receivable financing line of business, and $1.3 million was related to the consolidation of operational functions and affiliate restructuring. The disposals of property are expected to be completed by year end 1999. At September 30, 1999, approximately $1.3 million of the original $1.6 million accrued for disposals of property remained. The majority of the losses associated with the discontinuance of accounts receivable financing have been recognized. Of the $1.3 million related to operational and affiliate restructuring, approximately $440,000 has been paid. The majority of the remaining portion is expected to be paid by year end 1999.

NOTE 5: COMPREHENSIVE INCOME
In 1998, Bancorp adopted FASB No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of comprehensive income. Bancorp elected to present the required disclosures in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the nine months ended September 30, 1999 and 1998 are shown below.


                                                                  Nine months ended
                                                                    September 30,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
 Other comprehensive income, net of tax:
 Unrealized holding losses arising during period               $(8,867)     $ 2,292
 Less: reclassification adjustment
       for gains included in net income                             69          472
                                                               --------     --------
  Other comprehensive income (loss)                            $(8,936)     $ 1,820
                                                               ========     ========


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                                                 1999                             1998
                                               --------------------------------------   -----------------------
                                                  Sep. 30      Jun. 30        Mar. 31      Dec. 31      Sep. 30
                                               ----------   ----------     ----------   ----------   ----------
                                                         (Dollars in thousands, except per share data)

Net earnings                                   $   14,535   $    8,715     $   13,825   $   13,825   $   12,212
Net earnings--adjusted (a)                                      14,169
Net earnings per share-basic                         0.34         0.20           0.31         0.32         0.29
Net earnings per share-diluted                       0.34         0.20           0.31         0.32         0.28
Net earnings per share-diluted-adjusted (a)                       0.33
Average consolidated balance sheet items:
  Loans less unearned income                    2,933,882    2,796,591      2,657,522    2,579,649     2,491,872
  Investment securities                           549,441      558,475        577,436      604,180       618,246
  Other earning assets                             12,787       18,576         10,678       25,382        13,828
                                               ----------   ----------     ----------   ----------    ----------
    Total earning assets                        3,496,110    3,373,642      3,245,636    3,209,211     3,123,946
  Total assets                                  3,757,969    3,610,779      3,505,738    3,465,309     3,398,206
  Deposits                                      2,892,952    2,907,268      2,827,604    2,851,581     2,770,731
  Shareholders' equity                            366,022      368,271        360,234      357,986       355,647
Key Ratios:
  Average equity to average total assets             9.74%       10.20%         10.28%       10.33%        10.47%
  Return on average total assets                     1.53%        0.97%          1.51%        1.57%         1.43%
  Return on average total assets--adjusted (a)                    1.57%
  Return on average equity                          15.75%        9.49%         14.73%       15.24%        13.62%
  Return on average equity--adjusted (a)                         15.36%
  Net interest margin (fully tax equivalent)         4.92%        5.03%          5.13%        5.01%         4.99%

(a) Excluding after-tax merger and restructuring charges of $5.5 million in the second quarter of 1999.


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $4,003,000, or 10.2%, over the third quarter of 1998 and $983,000 over the second quarter of 1999. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the third quarter of 1999.



                                                                    Quarter Ended
                                                            1999                        1998
                                               -----------------------------     ------------------
                                               Sep. 30    Jun. 30    Mar. 31     Dec. 31    Sep. 30
                                               -------    -------    -------     -------    -------
                                                               (Dollars in thousands)

Interest income                                $72,274    $68,804    $66,938     $67,473    $66,820
Interest expense                                30,269     27,776     27,222      28,229     28,689
                                               -------    -------    -------     -------    -------
  Net interest income                           42,005     41,028     39,716      39,244     38,131
Tax equivalent adjustment to interest income     1,318      1,312      1,338       1,253      1,189
                                               -------    -------    -------     -------    -------
Net interest income (fully tax equivalent)     $43,323    $42,340    $41,054     $40,497    $39,320
                                               =======    =======    =======     =======    =======

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, an increase in volume had a significant impact on both interest income and interest expense for the nine month and three month periods ended September 30, 1999 in comparison to 1998. The increase in volume had more impact on interest income than interest expense. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                           Nine Months                             Three Months
                              Ended        Change Due To:              Ended          Change Due To:
                          Sep. 30, 1999  -------------------       Sep. 30, 1999   -------------------
                            Over 1998       Rate     Volume          Over 1998       Rate      Volume
                          -------------  ---------  --------       -------------   ---------  --------
                                                     (Dollars in thousands)
   Interest income          $ 12,819     $ (7,756)  $20,575          $  5,454      $ (2,298)  $  7,752
   Interest expense            3,062       (5,608)    8,670             1,580        (1,833)     3,413
                            --------     ---------  -------          --------      ---------  --------
   Net interest income      $  9,757     $ (2,148)  $11,905          $  3,874      $   (465)  $  4,339
                            ========     =========  =======          ========      =========  ========



OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 1999 was $36,262,000 which was a decrease of $483,000 or 1.31% from that reported in the same period in 1998. This decrease in net operating income can be attributed to merger and restructuring charges of $6,930,000 as discussed in Note 4. Net operating income, excluding the merger and restructuring charges, net of tax, of $5,454,000, increased $4,971,000 or 13.5% over 1998. The increase in core net operating income (net operating income excluding the merger and restructuring charges) can be primarily attributed to an increase in net interest income of $9,757,000 or 8.64% for the first nine months of 1999 compared to the same period in 1998. The increase in net interest income was driven by loan growth. Noninterest income excluding securities transactions for the first nine months of 1999 increased $3,221,000 or 11.8% over the comparable period in 1998. Continued strong growth in service charges on deposit accounts and trust fees led to the increased noninterest income. Noninterest expense excluding the merger and restructuring charge increased $5,561,000 or 7.01% primarily as a result of increased salary and benefit expenses.

It is anticipated that initiatives taken in relation to the restructuring charge in the second quarter of 1999 will have a positive financial impact going forward. The disposal of unnecessary nonearning assets decreases future operating expenses such as depreciation and maintenance costs. The discontinuation of unprofitable product lines decreases risk and expenses, as well as allows for reallocation of people and assets. The consolidation of operations provides operational synergies and allows for future growth. Reference Note 4: Merger and Restructuring Charges for further details.

Net operating income for the third quarter of 1999 increased $2,455,000 or 20.4% over the same period in 1998 due to increased net interest income, lower provision for loan losses, and higher noninterest income, partially offset by increased noninterest expense. The increased net interest income was driven by loan growth.

Bancorp's adjusted diluted earnings per share on a "cash basis", which excludes the effect of amortization of goodwill and core deposits, (tax effected when applicable), and merger and restructuring charges, were $1.02 for the first nine months of 1999 which is a 10.9% increase over the $0.92 for the same period in 1998. Adjusted diluted earnings per share on a "cash basis" for the third quarter of 1999 were $0.36, a 20.0% increase over the $0.30 figure for the third quarter of 1998. These calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

INCOME TAXES
For the first nine months of 1999, income tax expense was $19,203,000 compared to $18,627,000 for the same period in 1998, or an increase of $576,000. In 1999, $19,216,000 of the tax expense was related to operating income with a tax benefit of $13,000 related to securities transactions. In the first nine months of 1998, income tax expense related to operating income and securities transactions was $18,377,000 and $250,000, respectively. The higher effective tax rate was primarily attributable to merger expenses not being an allowed taxable deduction.

Income tax expense for the third quarter of 1999 was $6,932,000 compared to $6,214,000 for the same period in 1998, which was an increase of $718,000. Tax expense relating to operating income totaled $6,951,000 and $6,127,000 for the quarters ended September 30, 1999 and 1998, respectively, with a tax benefit related to securities transactions of $19,000 for 1999 and a tax expense related to securities transactions of $87,000 for 1998. A tax benefit related to restructuring charges included in taxes on operating income for 1999 was $1,476,000.

NET EARNINGS
Net earnings for the first nine months of 1999 were $36,331,000 or 2.38% below that recorded during the same period in 1998. Net earnings excluding merger and restructuring charges were $41,785,000 or 12.3% greater than the prior year for reasons discussed in the Operating Results section. Net securities gains through September 30, 1999 were $69,000 compared to $472,000 for the period ending September 30, 1998. Merger and restructuring charges, net of taxes, were $5,454,000 for 1999.

Net earnings for the three months ended September 30, 1999 were $14,535,000 or 19.0% more than the same period in 1998. Net securities gains for the third quarter of 1999 and 1998 were $28,000 and $160,000, respectively.

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

At September 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,761,000 and $5,687,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $492,000 at September 30, 1999 and $1,999,000 at September 30, 1998. At September 30, 1999, there were $31,000 in impaired loans that, as a result of write-downs, did not have an allowance for loan losses. At September 30, 1998, there were no loans in this category. The average recorded investment in impaired loans for the respective nine months and quarters ended September 30, 1999 and 1998, was approximately $3,299,000 and $2,479,000 for 1999 and $4,521,000 and $6,351,000 for 1998. For
the nine months and quarter ended September 30, 1999, Bancorp recognized interest income on those impaired loans of $40,000 and $8,000 compared to $94,000 and $34,000 for the same periods in 1998. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.


                                                                  Quarter Ended
                                                          1999                            1998
                                           ----------------------------------     ---------------------
                                            Sep. 30      Jun. 30      Mar. 31      Dec. 31      Sep. 30
                                           --------     --------     --------     --------     --------
                                                              (Dollars in thousands)
    Balance at beginning of period         $ 37,505     $ 36,319     $ 34,800     $ 34,169     $ 33,715
    Provision for discontinued product line       0        1,100            0            0            0
    Provision for loan losses                 2,117        1,378        2,532        2,351        2,738
    Loans charged off                        (1,869)      (2,762)      (1,617)      (3,148)      (2,619)
    Recoveries                                  976        1,470          604        1,428          335
                                           ---------    ---------    ---------    ---------    ---------
      Net charge offs                          (893)      (1,292)      (1,013)      (1,720)      (2,284)
                                            --------    ---------    ---------    ---------    ---------
    Balance at end of period               $ 38,729     $ 37,505     $ 36,319     $ 34,800     $ 34,169
                                           =========    =========    =========    =========    =========

    Ratios:
      Allowance to period end loans,
        net of unearned income                1.30%        1.31%        1.34%        1.31%        1.34%
      Recoveries to charge offs              52.22%       53.22%       37.35%       45.36%       12.79%
      Allowance as a multiple of
        net charge offs                      43.37X       29.03X       35.85X       20.23X       14.96X




NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets increased $1,355,000 or 12.6% in the third quarter of 1999 when compared to the third quarter of 1998, and in that same period, accruing loans past due 90 days or more increased $1,325,000. Nonperforming assets increased $1,176,000 or 10.7% in the third quarter of 1999 when compared to the second quarter of 1999. While the dollar amount of nonperforming assets increased, when viewed relative to Bancorp's loan growth, nonperforming and underperforming assets as a percent of loans remained consistent with prior periods. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans, which management feels will become current and, therefore accruing, are classified as "Accruing loans 90 days or more past due" until they become current.

                                                                 Quarter Ended
                                                       1999                          1998
                                          -------------------------------     -------------------
                                          Sep. 30     Jun. 30     Mar. 31     Dec. 31     Sep. 30
                                          -------     -------     -------     -------     -------
                                                                   (Dollars in thousands)

    Nonaccrual loans                        $10,430     $ 9,219     $ 7,151     $ 7,481     $ 8,446
    Restructured loans                        1,354       1,411       1,566         691       1,280
    OREO/ISF*                                   354         332         155         221       1,057
                                            -------     -------     -------     -------     -------
      Total nonperforming assets             12,138      10,962       8,872       8,393      10,783
    Accruing loans past due
      90 days or more                         3,318       3,796       2,446       1,839       1,993
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $15,456     $14,758     $11,318     $10,232     $12,776
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.41%       0.38%       0.33%       0.32%       0.42%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.52%       0.52%       0.42%       0.39%       0.50%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 1999, Bancorp's deposit liabilities had increased by 1.71% from December 31, 1998. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $386,828,000 at September 30, 1999, compared to $155,064,000 at December 31, 1998, as one source of funding loan growth.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 1999, securities maturing in one year or less amounted to $44,628,000, representing 8.13% of the total of the investment securities portfolio. In addition, other types of assets, such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 1999, amounted to $756,821,000, representing 19.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 1999, Bancorp had classified $511,906,000 in investment securities available-for-sale, of which approximately $212,984,000 were pledged to secure public deposits. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $5,434,000 for the first nine months of 1999. In addition, remodeling is a planned and ongoing process given the 116 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 1999 were approximately $3,066,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at September 30, 1999, was 13.1%, its Total risk-based capital was 14.4% and its Leverage ratio was 9.04%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix, which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.


                                                                 Quarter Ended
                                                       1999                            1998
                                        -----------------------------------     -----------------------
                                           Sep. 30     Jun. 30      Mar. 31       Dec. 31     Sep. 30
                                        ----------  ----------   ----------     ----------   ----------
                                                          (Dollars in thousands)
Tier I Capital:
Shareholder's equity                     $  367,940   $  361,158   $  364,250   $  358,265   $  358,458
  Less:  Non-qualifying intangible assets    38,364       38,992       39,802       40,605       41,382
  Less:  Unrealized net securities
         gains (losses)                      (3,987)      (2,470)       3,041        4,949        6,455
                                         ----------   ----------   ----------   ----------   ----------
Total Tier I Capital                     $  333,563   $  324,636   $  321,407   $  312,711   $  310,621
                                         ==========   ==========   ==========   ==========   ==========

Total Risk-Based Capital:
Tier I Capital                           $  333,563   $  324,636   $  321,407   $  312,711   $  310,621
Qualifying Allowance for Loan Losses         31,873       33,462       31,517       31,742       30,290
                                         ----------   ----------   ----------   ----------   ----------
Total Risk-Based Capital                 $  365,436   $  358,098   $  352,924   $  344,453   $  340,911
                                         ==========   ==========   ==========   ==========    =========

Risk Weighted Assets                     $2,543,019   $2,672,881   $2,516,585   $2,536,301   $2,419,170
                                         ==========   ==========   ==========   ==========   ==========

Risk-Based Ratios:
  Tier I                                     13.12%       12.15%       12.77%       12.33%       12.84%
                                         ==========   ==========   ==========   ==========   ==========

  Total Risk-Based Capital                   14.37%       13.40%       14.02%       13.58%       14.09%
                                         ==========   ==========   ==========   ==========   ==========

  Leverage                                    9.04%        9.01%        9.27%        9.13%        9.25%
                                         ==========   ==========   ==========   ==========   ==========




YEAR 2000
Many computer systems process transactions using two digits for the year of the transaction, rather than a full four digits. As a result, these systems may not function properly at the beginning of the year 2000 without some proactive hardware and software change. Bancorp has devoted significant time and attention to the Year 2000 issue, and is now Year 2000 ready regarding checking accounts, savings accounts, certificates of deposit, Individual Retirement Accounts, loan and lease accounts, automated teller machines, physical facilities, etc. Bancorp continues testing and validating against undetected problems and communicating with key business partners regarding Year 2000 preparedness.

Several regulatory agencies and authorities have issued regulations and guidelines that financial institutions must use in measuring their progress toward Year 2000 preparedness. Five commonly recognized phases of Year 2000 remediation are awareness, assessment, renovation, validation and implementation. Bancorp's computer systems fall into three broad categories: those processed through a service bureau relationship, those processed in-house, and those processed on a personal computer or client/server platform. All mission critical computer systems in these categories have been renovated and validated and implementation has occurred.

As in 1997 and 1998, Bancorp's Year 2000 Operating Committee continued to meet regularly during 1999 to direct and oversee all significant Year 2000 tasks. The Operating Committee regularly updates senior management and the Board of Directors, who have given their full support to the Year 2000 project.

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

As Bancorp grows and as Year 2000 approaches, Bancorp, as well as many other financial institutions, is developing plans to rely on alternative sources of funding, if needed. Many of Bancorp's affiliates have executed agreements with the Federal Home Loan Bank for their "Year 2000 Liquidity Line of Credit" making guaranteed lines of $201,000,000 available to them. Eleven affiliates have completed the necessary legal documentation and pre-pledged collateral consisting of eligible investment securities or loan assets to the Federal Reserve Discount Window. Other Bancorp affiliates are in the process of completing the necessary requirements respective to the Federal Reserve Discount Window. Management is also reviewing strategies to fund asset growth and provide liquidity with other alternative sources including brokered deposits. Management is of the opinion that its liquidity plans are adequate to fund future growth and provide liquidity on an as needed basis.

Bancorp has spent a great deal of time ensuring that it has an effective program in place that addresses and resolves the Year 2000 issue. However, Bancorp may not be isolated from the potential impact of events beyond its control. General disruptions in the economy or at other significant service providers such as telecommunication and utility companies could adversely affect Bancorp. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

During third quarter 1999, Bancorp incurred approximately $231,000 in noninterest expense for costs related to Year 2000 issues, bringing the total amount charged to operations since 1997 to $2,670,000. An additional $377,000 was capitalized, bringing the total amount capitalized to $1,156,000. Based on management's current assessment and anticipated reprogramming costs, Bancorp expects to spend an additional $398,000, of which about $82,000 will be capitalized. However, there can be no assurance as to the accuracy of these estimates.

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

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
                (a) Exhibits
                     27    Financial Data Schedule

                (b) Reports on Form 8-K
                    During the quarter ended September 30, 1999, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            FIRST FINANCIAL BANCORP.
                            ------------------------
                                  (Registrant)



/s/ Michael R. O'Dell                           /s/ C. Douglas Lefferson
------------------------------                  -------------------------------
Michael R. O'Dell, Senior Vice                  C. Douglas Lefferson,
President, Chief Financial                      Comptroller
Officer and Secretary                           (Principal Accounting Officer)


Date       November 10, 1999                    Date      November 10, 1999
      ------------------------                        -------------------------