Form 10-K
period 1999-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2000-03-21
CIK 708955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                    --------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934
                         Commission File Number 0-12379

                            FIRST FINANCIAL BANCORP.
             (Exact name of registrant as specified in its charter)

                                    --------

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

                                    --------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to be file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X     No
                                                          ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of February 18, 2000, there were issued and outstanding 46,789,754 shares of Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock as of February 18, 2000, was $865,610,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.

   Portions of the proxy statement dated March 21, 2000 for the annual meeting of shareholders to be held April 25, 2000 are incorporated by reference into
Part III.

                         FORM 10-K CROSS REFERENCE INDEX



                                                                                                                      Page
                                                                                                                      ----
PART I         Item 1         Business                                                                                 F-1
               Item 2         Properties                                                                               F-5
               Item 3         Legal Proceedings                                                                        F-6
               Item 4         Submission of Matters to a Vote of Security Holders
                               (during the fourth quarter of 1999)                                                     F-6
               Additional Item - Executive Officers                                                                    F-6

----------------------------------------------------------------------------------------------------------------------------

PART II        Item 5         Market for the Registrant's Common Equity and Related
                               Shareholder Matters                                                                     F-8
               Item 6         Selected Financial Data                                                                  F-8
               Item 7         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                                     F-8
               Item 7a        Quantitative and Qualitative Disclosures about
                               Market Risk                                                                             F-9
               Item 8         Financial Statements and Supplementary Data                                              F-9
               Item 9         Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                                                     F-9

----------------------------------------------------------------------------------------------------------------------------

PART III       Item 10        Directors and Executive Officers of the Registrant                                       F-10
               Item 11        Executive Compensation                                                                   F-10
               Item 12        Security Ownership of Certain Beneficial Owners and
                               Management                                                                              F-10
               Item 13        Certain Relationships and Related Transactions                                           F-10

----------------------------------------------------------------------------------------------------------------------------

PART IV        Item 14        Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K                                                                             F-11

----------------------------------------------------------------------------------------------------------------------------

SIGNATURES                                                                                                             F-14

                                     PART I
ITEM 1.  BUSINESS.
FIRST FINANCIAL BANCORP.
First Financial Bancorp., an Ohio corporation (Bancorp), is a bank and savings and loan holding company that engages in the business of commercial banking, and other permissible activities closely related to banking, through seventeen wholly owned subsidiary institutions: First National Bank of Southwestern Ohio (First Southwestern), Bright National Bank (Bright National), and National Bank of Hastings (Hastings), all national banking associations, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), Peoples Bank and Trust Company (Peoples Bank), Farmers State Bank (Farmers), Vevay Deposit Bank (Vevay), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, Hebron Deposit Bank (Hebron), a Kentucky banking corporation, Fidelity Federal Savings Bank (Fidelity Federal), and Home Federal Bank, a Federal Savings Bank (Home Federal), both federal savings banks. First Finance Mortgage Company of Southwestern Ohio (First Finance) is Bancorp's only finance company and First Financial Bancorp Service Corporation (Service Corporation) is Bancorp's operations subsidiary. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its seventeen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 19 of Bancorp's Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see "Subsidiaries" on pages F-2 and F-3.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bancorp is also a savings and loan holding company under the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). As such, Bancorp is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities. The recent passage of the Gramm-Leach-Bliley Act of 1999, however, has created new opportunities for Bancorp by lifting some of the long-standing prohibitions against certain non-banking activities (see "Regulation" on page F-3).

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

The range of banking services provided by Bancorp's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. First Southwestern, Community First, Indiana Lawrence, Union Bank, Clyde, and Bright National also offer lease financing. In addition, Bancorp's financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp's subsidiaries, excluding the savings banks, the finance company and the service corporation. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment--the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

At December 31, 1999, Bancorp and its subsidiaries employed 1,871 employees.

Bancorp's executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-4700.

SUBSIDIARIES
The following table lists each of Bancorp's subsidiaries, their acquisition dates, the number of offices that each subsidiary has, total deposits, and the number of ATMs owned by each subsidiary:

                                                                Deposits
                                           Acquisition          12/31/99          Number of        Number of
   Subsidiary/Location                       Date              ($ in 000)          Offices            ATMs
   -------------------                     ----------          ----------          --------           ----
   First Southwestern/
     Hamilton, Ohio                        04/26/83              $853,955              30               33
   Community First/
     Celina/Van Wert, Ohio                 04/29/83               589,944              24               14
   Indiana Lawrence/
     North Manchester, Indiana             09/01/89               126,923               8                3
   Fidelity Federal/
     Marion, Indiana                       09/21/90                82,176               3                1
   Citizens First/
     Hartford City, Indiana                10/01/90                82,306               6                4
   Home Federal/
     Hamilton, Ohio                        10/01/91               257,554               7                6
   Union Bank/
     North Vernon, Indiana                 01/04/93                83,599               3                4
   Clyde/
     Clyde, Ohio                           06/01/94                73,377               2                2
   Peoples Bank/
     Sunman, Indiana                       07/16/95                46,588               2                3
   Bright National/
     Flora, Indiana                        10/01/95               127,406               7                6
   First Finance/
     Fairfield, Ohio                       05/08/96                   N/A               3               N/A
   Farmers/
     Liberty, Indiana                      12/01/96                50,207               5                 1

                                                                Deposits
                                         Acquisition            12/31/99        Number of         Number of
 Subsidiary/Location                        Date               ($ in 000)        Offices             ATMs
 -------------------                     -----------           ----------       ---------         -------
Hastings/
   Hastings, Michigan                    01/01/97                48,624             2                  3
Vevay/
    Vevay, Indiana                       06/01/97                44,322             4                  2
Sand Ridge/
    Highland, Indiana                    06/01/99               454,174             5                 18
Hebron/
    Hebron, Kentucky                     06/01/99                90,165             3                  4
Service Corporation/
    Middletown, Ohio                     06/01/99                  N/A              1                  0

Community First was formed on November 1, 1997 as a result of the merger of two of Bancorp's affiliates, the Citizens Commercial Bank & Trust Company and Van Wert National Bank. On December 8, 1997, Community First purchased the assets and assumed the liabilities of eleven branches of KeyBank National Association. The purchase of The Union State Bank, completed on April 1, 1998, resulted in the addition of another branch and $53 million in deposits for Community First. On June 30, 1999, Union Trust Bank, a wholly owned subsidiary of Bancorp, merged into Community First.

In April 1996, Bancorp acquired Farmers & Merchants Bank of Rochester, Rochester, Indiana (F&M). Upon completion of the merger F&M was merged with Indiana Lawrence.

In November 1995, Home Federal combined operations with Fayette Federal, resulting in Fayette Federal operating as a division of Home Federal.

Regulation
----------
First Southwestern, Bright National and Hastings, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Community First, Clyde, Peoples Bank, Bright National, and Hastings are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First is also subject to regular examination by the Federal Reserve System. Indiana Lawrence, Citizens First, Union Bank, Peoples Bank, Farmers, Vevay, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Hebron is subject to supervision and regular examination by the Kentucky Department of Financial Institutions. Fidelity Federal and Home Federal, as federal savings banks, are subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. First Finance is subject to supervision and regular examinations by the State of Ohio Division of Consumer Finance. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

To the extent that the following information consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

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

The Act was recently amended by the Gramm-Leach-Bliley Act of 1999 (the Gramm
Act), which was enacted on November 12, 1999. The Gramm Act also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the Gramm Act, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The Gramm Act allows financial holding companies to engage in certain financial activities that are not permitted for bank holding companies. The Gramm Act provides a list of activities that are "financial in nature" and therefore permitted for financial holding companies. The list includes: lending, investing or safeguarding money or securities; underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing financial or investment advice; issuing or selling interests in pools of assets that a bank could hold; underwriting, dealing or making markets in securities; and, subject to certain conditions, merchant banking or insurance portfolio investing. The Board of Governors has the authority to determine that other activities are permitted for financial holding companies, if those activities satisfy certain criteria.

On March 13, 2000, Bancorp filed an election with the Board of Governors to become a financial holding company in order to take advantage of the expanded activities available to financial holding companies. The election will become effective on April 13, 2000, unless the Board of Governors notifies Bancorp prior to that time that the election is ineffective. The Board of Governors may notify

Bancorp prior to April 13th that the election is effective. Bancorp anticipates that its election will become effective.

The Gramm Act establishes the concept of functional regulation for bank holding companies and financial holding companies, which means that the authority to regulate will be determined by the nature of the activity involved. Bank holding companies, financial holding companies and their subsidiaries will be supervised by the regulatory agency that has traditionally regulated the particular activity in question, while the Board of Governors will serve as an "umbrella supervisor." Upon becoming a financial holding company, Bancorp and its affiliates will continue to be supervised by the various regulatory agencies as described above. However, if Bancorp expands its activities into new areas, those activities may be subject to the supervision of regulatory agencies that have not previously supervised Bancorp's activities.

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

YEAR 2000
The information contained on page 5 of the Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in response to this item.

ITEM 2.  PROPERTIES.
The registrant and its subsidiaries operate from 61 offices in Ohio, including Bancorp's executive office in Hamilton, Ohio, 42 offices in Indiana, three in Kentucky and two in Michigan. Thirty of the offices are located in Butler County, Ohio, of which four branches are built on leased land and there are seven branches wherein the land and building are leased. Excess space in three facilities is leased to third parties. Three offices are located in Warren County, Ohio of which one is leased. Nine offices are located in Mercer County, Ohio, six in Van Wert County, Ohio, two in Preble County, Ohio, three in Hamilton County, Ohio, two in Sandusky County, Ohio, two in Paulding County, Ohio, one in Allen County, Ohio, three in Auglaize County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Five offices are in Lake County, Indiana of which two are leased. Three offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, three in Rush County, Indiana, one in Clinton County, Indiana, one in Ripley County, Indiana, one in Dearborn County, Indiana, and four in Switzerland, County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. One office is located in Barry County, Michigan and one in Allegan County, Michigan. Three offices are located in Boone County, Kentucky. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the shareholders during the fourth quarter of 1999.

ADDITIONAL ITEM - EXECUTIVE OFFICERS.
Shown in the table below are the Executive Officers of Bancorp as of December 31, 1999. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 25, 2000, or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

          Name                             Age                                   Position
---------------------                     ----                   ------------------------------------------------
Stanley N. Pontius                         53                    President and Chief Executive Officer, Director

Mark W. Immelt                             54                    Senior Vice President, Trust Services

Brian D. Moriarty                          57                    Senior Vice President, Human Resources

Michael R. O'Dell                          48                    Senior Vice President, Chief Financial Officer
                                                                 and Secretary

Michael T. Riley                           49                    Senior Vice President, Consumer Banking and
                                                                 Operations

C. Douglas Lefferson                       35                    First Vice President, Comptroller

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

Mark W. Immelt became Senior Vice President of Bancorp Trust Services on July 1, 1997. Mr. Immelt joined First Southwestern in December 1996 as Senior Vice President and Senior Trust Officer. In December 1999, he was promoted to President and Chief Executive Officer of First Southwestern. Before joining First Southwestern, he spent 28 years managing personal trust, corporate trust, employee benefit programs and private banking programs in the Northern Indiana and Northeast Ohio area.

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

Michael T. Riley became Senior Vice President of Bancorp, responsible for marketing, data processing, operations and public relations, on January 12, 1996. Mr. Riley became President and Chief Executive Officer of First Financial Bancorp Service Corporation on May 24, 1999. Mr. Riley had served as Senior Vice President of First Southwestern from January 1996 to May 1999, and First Vice President of Consumer Banking for First Southwestern since 1989.

C. Douglas Lefferson became First Vice President and Comptroller of Bancorp effective November 25, 1998. He had served as Vice President and Chief Financial Officer of First Southwestern since July 1997. Mr. Lefferson previously held the title of Vice President and Comptroller of First Southwestern since December 1995 and Assistant Vice President and Assistant Comptroller since 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.
Bancorp had 4,747 common stock shareholders of record as of February 18, 2000. Bancorp's common equity is listed with the National Association of Securities Dealers, Inc. (NASDAQ) and is traded on The NASDAQ Stock Market. The information contained on page 31 of the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA.
The information contained in Table 1 on page 2 of the Management's Discussion and Analysis section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information contained in the Management's Discussion and Analysis section, (pages 1 through 31) of Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in response to this item.

DIVIDEND PAYOUT RATIO
The dividend payout ratios for 1999, 1998 and 1997 were 50.8%, 42.1%, and 43.3%, respectively.

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues; income or loss; earnings or loss per share; the payment or non-payment of dividends; capital structure and other financial items, statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "intends," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the strength of the local economies in which operations are conducted; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices that may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the ability to achieve satisfactory results regarding the Year 2000 issue; and the success of Bancorp at managing the risks involved in the foregoing.

Such forward-looking statements are meaningful only on the date when such statements are made and Bancorp undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information contained on pages 10 and 11 of the Management's Discussion and Analysis section of Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and report of independent auditors included on pages 13 through 30 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 31 of the Notes to Consolidated Financial Statements in Bancorp's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information called for by Item 10 is contained under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 through 4 of Bancorp's Proxy Statement, dated March 21, 2000 with respect to the Annual Meeting of Shareholders to be held on April 25, 2000, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in
Part I of this Form 10-K in partial response to Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.
The information appearing under "Meetings of the Board of Directors and Committees of the Board" on page 5, "Executive Compensation" on pages 6 through 11, and under "Compensation Committee Report" on pages 13 and 14 of Bancorp's Proxy Statement dated March 21, 2000 is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" on pages 2 through 4 of Bancorp's Proxy Statement dated March 21, 2000 is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 26 of Bancorp's Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Documents filed as a part of the Report:                                                                Page*
                                                                                                              -----

      (1)  Report of Ernst & Young LLP, Independent Auditors  ......................................           30

           Consolidated Balance Sheets as of December 31, 1999 and 1998.............................           13

           Consolidated Statements of Earnings for year ended
           December 31, 1999, 1998, and 1997  ......................................................           14

           Consolidated Statements of Cash Flows for year ended
           December 31, 1999, 1998, and 1997  ......................................................           15

           Consolidated Statements of Changes in Shareholders' Equity
           for year ended December 31, 1999, 1998, and 1997  .......................................           16

           Notes to Consolidated Financial Statements...............................................           17

      (2)  Financial Statement Schedules:

           Schedules to the consolidated financial statements required by
           Regulation S-X are not required under the related instructions, or are inapplicable, and therefore
           have been omitted .......................................................................          N/A






--------------------------------------------------------------------------------
*The page numbers indicated refer to pages of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 which are incorporated herein by reference.

(3)    Exhibits:

       Exhibit
       Number
       ------
       3.1               Articles  of  Incorporation,  as amended as of April 27, 1999 and  incorporated  herein by reference to Form 10-Q for the quarter ended June 30, 1999.

       3.2               Amended and Restated  Regulations,  as of April 22, 1997 and  incorporated  herein by reference to
                         Form10-K for year ended December 31, 1997. File No.  000-12379.

       4.1               Rights  Agreement  between First Financial  Bancorp and First National Bank of  Southwestern  Ohio
                         dated as of November  23, 1993 and  incorporated  herein by  reference to Form 10-K for year ended
                         December 31, 1998.  File No. 000-12379.

       4.2               First Amendment to Rights Agreement dated as of May 1, 1998 and  incorporated  herein by reference to Form 10-Q for the quarter ended March 31, 1998.

       10.1              First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on  Form S-8, Registration No. 33-46819.

       10.2              Agreement  between  Stanley N.  Pontius and First  Financial  Bancorp  dated  January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

       10.3              Agreement between Rick L. Blossom and First Financial Bancorp dated January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

       10.4              Agreement between Michael R. O'Dell and First Financial Bancorp dated January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

       10.5              Agreement between Mark W. Immelt and First Financial Bancorp dated January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

       10.6              Agreement between Michael T. Riley and First Financial Bancorp dated January 27, 1998 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

       10.7              Agreement between Brian D. Moriarty and First Financial Bancorp dated January 27, 1998.

       10.8              First Financial Bancorp.  Dividend  Reinvestment and Share Purchase Plan, Dated April 24, 1997 and
                         incorporated  herein by  reference  to a  Registration  Statement  on Form S-3,  Registration  No.
                         333-25745.

       10.9              First Financial  Bancorp.  1999 Stock  Incentive Plan for Officers and Employees,  dated April 27,
                         1999 and incorporated  herein by reference to a Registration  Statement on Form S-8,  Registration
                         No. 333-86781.

       10.10             First Financial  Bancorp.  1999 Stock Incentive Plan for Non-Employee  Directors,  dated April 27,
                         1999 and incorporated  herein by reference to a Registration  Statement on Form S-8,  Registration
                         No. 333-86781.

       10.11             First Financial Bancorp. Director Fee Stock Plan dated May 25, 1999.

       13                Registrant's annual report to security holders for the year ended December 31, 1999.

       21                First Financial Bancorp. Subsidiaries.

       23                Consent of Ernst & Young LLP, Independent Auditors.

       27                Financial Data Schedule

--------------------------------------------------------------------------------
The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.



(b)        Reports on Form 8-K:

           On November 4, 1999, Bancorp filed a Form 8-K regarding the announcement of the retirement of Rick L. Blossom, Senior Vice President and Chief Lending Officer of Bancorp and President and Chief Executive Officer of First National Bank of Southwestern Ohio, the lead bank, on December 3, 1999.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.


By:  /s/ Stanley N. Pontius
   ----------------------------------
Stanley N. Pontius, Director
President and Chief Executive Officer

Date 2/22/00
    ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ Stanley N. Pontius                                                   /s/  Michael R. O'Dell
-----------------------------------------------------------------      --------------------------------------------------
Stanley N. Pontius, Director                                            Michael R. O"Dell
President and Chief Executive Officer                                  Senior Vice President, Chief Financial
                                                                       Officer, and Secretary

Date          2/22/00                                                  Date     2/22/00
    ----------------------------------------------------------------       -----------------------------------------------



       /s/ James C. Garland                                                     /s/ Murph Knapke
-----------------------------------------------------------------      --------------------------------------------------
James C. Garland, Director                                             Murph Knapke, Director


Date          2/22/00                                                  Date     2/22/00
    ----------------------------------------------------------------       -----------------------------------------------



          /s/ Donald  M. Cisle                                                   /s/ Steve Posey
-----------------------------------------------------------------      --------------------------------------------------
Donald M. Cisle, Director                                              Steven C. Posey, Director


Date          2/22/00                                                  Date     2/22/00
    ----------------------------------------------------------------       -----------------------------------------------




         /s/  Steven S. Marcum                                                   /s/ Barry S. Porter
-----------------------------------------------------------------      --------------------------------------------------
   Steven S. Marcum, Director                                          Barry S. Porter, Director


Date           2/22/00                                                 Date     2/22/00
    ----------------------------------------------------------------       -----------------------------------------------

           /s/ Bruce E. Leep                                                      /s/ Corinne R. Finnerty
----------------------------------------------------------------       ------------------------------------------------------
Bruce E. Leep, Director                                                Corinne R. Finnerty, Director


Date           2/22/00                                                 Date     2/22/00
    ------------------------------------------------------------           --------------------------------------------------


           /s/ Perry D. Thatcher                                                   /s/ Carl R. Fiora
----------------------------------------------------------------       ------------------------------------------------------
Perry D. Thatcher, Director                                            Carl R. Fiora, Director


Date           2/22/00                                                 Date     2/22/00
    ------------------------------------------------------------           --------------------------------------------------


           /s/ F. Elden Houts                                                       /s/ Dan. R. Dalton
----------------------------------------------------------------       ------------------------------------------------------
F. Elden Houts, Director                                               Dan R. Dalton, Director


Date            2/22/00                                                Date     2/22/00
    ------------------------------------------------------------           --------------------------------------------------


          /s/ Richard L. Alderson                                                  /s/ Martin J. Bidwell
----------------------------------------------------------------       ------------------------------------------------------
Richard L. Alderson, Director                                          Martin J. Bidwell, Director


Date            2/22/00                                                Date     2/22/00
    -------------------------------------------------------------          --------------------------------------------------



          /s/ C. Douglas Lefferson
-----------------------------------------------------------------
C. Douglas Lefferson, First Vice President
and Comptroller

Date            2/22/00
    -------------------------------------------------------------