Form 10-Q
period 2000-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2000-05-11
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended     MARCH 31, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ________________ to _________________

Commission file number 0-12379
                       -------

                            FIRST FINANCIAL BANCORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Ohio                               31-1042001
     ----------------------------------------        --------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)


         300 High Street, Hamilton, Ohio                      45011
     ----------------------------------------        --------------------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
                                                   ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  X    No
                                                ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at April 28, 2000
          --------------------------             -----------------------------
          Common stock, No par value                       46,545,096

                            FIRST FINANCIAL BANCORP.

                                      INDEX


                                                                        Page No.
                                                                        --------
 Part I-Financial Information

          Consolidated Balance Sheets -
           March 31, 2000 and December 31, 1999                              1

          Consolidated Statements of Earnings -
           Three Months Ended March 31, 2000 and 1999                        2

          Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                        3

          Consolidated Statements of Changes in Shareholders" Equity
           Three Months Ended March 31, 2000 and 1999                        5

          Notes to Consolidated Financial Statements                         6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9


 Part II-Other Information

          Item 6  Exhibits and Reports on Form 8-K                          15


 Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                        March 31,   December 31,
                                                           2000         1999
                                                       -----------  ----------
ASSETS
Cash and due from banks                                $  171,741   $  225,837
Interest-bearing deposits with other banks                 13,290        8,867
Federal funds sold and securities purchased
  under agreements to resell                                  451        5,621
Investment securities held-to-maturity, at cost
  (market value - $32,485 at March 31, 2000 and
   $32,498 at December 31, 1999)                           31,880       31,765
Investment securities available-for-sale, at market       544,759      490,126
Loans
  Commercial                                              776,881      769,454
  Real estate-construction                                121,798      111,458
  Real estate-mortgage                                  1,469,340    1,467,591
  Installment                                             632,029      623,091
  Credit card                                              20,743       22,408
  Lease financing                                          45,983       46,508
                                                       -----------  ----------
      Total loans                                       3,066,774    3,040,510
  Less
    Unearned income                                         4,263        4,134
    Allowance for loan losses                              40,192       39,340
                                                       -----------  ----------
      Net loans                                         3,022,319    2,997,036
Premises and equipment                                     58,950       59,004
Goodwill                                                   29,699       30,077
Other intangibles                                          10,042       10,522
Deferred income taxes                                       8,290        8,008
Accrued interest and other assets                          80,851       73,830
                                                       -----------  ----------
      TOTAL ASSETS                                     $3,972,272   $3,940,693
                                                       ===========  ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  417,941   $  408,712
  Interest-bearing                                      2,632,846    2,582,501
                                                       -----------  ----------
      Total deposits                                    3,050,787    2,991,213
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                        101,148       83,353
  Federal Home Loan Bank borrowings                       270,550      294,235
  Other                                                     1,848        4,530
                                                       -----------  ----------
      Total short-term borrowings                         373,546      382,118
Long-term borrowings                                      142,856      161,799
Accrued interest and other liabilities                     31,897       33,024
                                                       -----------  ----------
        TOTAL LIABILITIES                               3,599,086    3,568,154

SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 46,913,096 in 2000 and 46,869,107 in 1999      374,237      373,447
Retained earnings                                          12,700        5,904
Accumulated comprehensive income                           (7,165)      (6,398)
Restricted stock awards                                    (1,107)        (414)
Treasury stock, at cost, 295,600 shares in 2000
  and 0 shares in 1999                                     (5,479)           0
                                                       -----------  ----------
      TOTAL SHAREHOLDERS' EQUITY                          373,186      372,539
                                                       -----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,972,272   $3,940,693
                                                       ===========  ==========


             See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                            Three months ended
                                                                  March 31,
                                                          ----------------------
                                                            2000          1999
                                                          -------        -------
INTEREST INCOME
  Loans, including fees                                   $67,110        $58,488
  Investment securities
    Taxable                                                 6,320          5,970
    Tax-exempt                                              2,165          2,353
                                                          -------        -------
      Total investment interest                             8,485          8,323
  Interest-bearing deposits with
    other banks                                               131             56
  Federal funds sold and securities
    purchased under agreements to resell                       41             71
                                                          -------        -------
      TOTAL INTEREST INCOME                                75,767         66,938
INTEREST EXPENSE
  Deposits                                                 26,011         23,769
  Short-term borrowings                                     5,323          1,551
  Long-term borrowings                                      1,838          1,902
                                                          -------        -------
      TOTAL INTEREST EXPENSE                               33,172         27,222
                                                          -------        -------
      NET INTEREST INCOME                                  42,595         39,716
  Provision for loan losses                                 2,361          2,532
                                                          -------        -------
      Net interest income after
        provision for loan losses                          40,234         37,184
NONINTEREST INCOME
  Service charges on deposit accounts                       4,322          3,715
  Trust revenues                                            3,588          3,437
  Investment securities gains                                  14             55
  Other                                                     2,228          2,889
                                                          -------        -------
     Total noninterest income                              10,152         10,096
NONINTEREST EXPENSES
  Salaries and employee benefits                           16,316         15,007
  Net occupancy                                             1,929          1,829
  Furniture and equipment                                   1,566          1,556
  Data processing                                           1,976          1,673
  Deposit insurance                                           147            142
  State taxes                                                 625            505
  Amortization of intangibles                                 842            943
  Other                                                     6,020          6,012
                                                          -------        -------
     Total noninterest expenses                            29,421         27,667
                                                          -------        -------
     Income before income taxes                            20,965         19,613
  Income tax expense                                        7,095          6,532
                                                          -------        -------
     NET EARNINGS                                         $13,870        $13,081
                                                          =======        =======

Net earnings per share - basic                            $  0.30        $  0.28
                                                          =======        =======
Net earnings per share - diluted                          $  0.30        $  0.28
                                                          =======        =======
Cash dividends declared per share                         $  0.15        $  0.14
                                                          =======        =======

Average basic shares outstanding                       46,812,024     46,819,427
                                                       ==========     ==========
Average diluted shares outstanding                     46,906,676     46,991,822
                                                       ==========     ==========

                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                  March 31,
                                                          ---------------------
                                                              2000         1999
                                                          ---------   ---------
OPERATING ACTIVITIES
  Net earnings                                            $  13,870   $  13,081
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 2,361       2,532
    Provision for depreciation and amortization               2,298       3,348
    Net (accretion) amortization of investment security
      premiums and accretion of discounts                       (85)        273
    Realized investment security gains                          (14)        (55)
    Originations of mortgage loans held for sale            (17,742)    (60,767)
    Gains from sales of mortgage loans held for sale           (197)       (988)
    Proceeds from sale of mortgage loans held for sale       17,939      61,755
    Deferred income taxes                                        87      (1,331)
    Increase in interest receivable                            (759)       (982)
    Increase in cash surrender value of life insurance       (4,047)     (3,252)
    Increase in prepaid expenses                             (1,571)     (1,162)
    Increase in accrued expenses                              5,113       5,108
    Increase (decrease) in interest payable                     798        (604)
    Decrease in dividends payable                            (6,980)       (795)
    Other                                                      (819)     (1,975)
                                                          ---------   ---------
      Net cash provided by operating activities              10,252      14,186
INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                           0      12,483
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                12,307      52,766
  Purchases of investment securities available-for-sale     (40,878)    (37,516)
  Proceeds from, paydowns and maturities of
     investment securities held-to-maturity                   2,119       3,281
  Purchases of investment securities held-to-maturity        (2,120)          0
  Net increase in interest-bearing deposits
     with other banks                                        (4,423)     (6,531)
  Net decrease (increase) in federal funds sold and
     securities purchased under agreements to resell          5,170      (6,421)
  Net increase in loans and leases                          (55,817)    (63,618)
  Recoveries from loans and leases previously charged off       580         604
  Proceeds from disposal of other real estate owned             544         102
  Purchases of premises and equipment                        (1,353)     (2,620)
                                                          ---------   ---------
      Net cash used in investing activities                 (83,871)    (47,470)
FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                  59,574     (17,725)
  Net (decrease) increase in short-term borrowings           (8,572)     21,200
  Net (decrease) increase in long-term borrowings           (18,943)      9,100
  Cash dividends declared                                    (7,074)     (5,778)
  Purchase of common stock                                   (5,479)          0
  Proceeds from exercise of stock options,
     net of shares purchased                                     17         548
                                                          ---------   ---------
      Net cash provided by financing activities              19,523       7,345
                                                          ---------   ---------
        DECREASE IN CASH AND CASH EQUIVALENTS               (54,096)    (25,939)
  Cash and cash equivalents at beginning of period          225,837     164,500
                                                          ---------   ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 171,741   $ 138,561
                                                          =========   =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
Supplemental disclosures
  Interest paid                                            $ 32,374     $ 27,930
                                                           ========     ========
  Income taxes paid                                        $  2,763     $  1,162
                                                           ========     ========
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115               $    369     $    629
                                                           ========     ========
  Acquisition of other real estate owned through
      foreclosure                                          $    450     $     67
                                                           ========     ========
  Issuance of restricted stock awards                      $    772     $    143
                                                           ========     ========
  Securitization of loans                                  $ 27,206     $      0
                                                           ========     ========




                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS" EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
Balances at January 1, as restated                     $ 372,539      $ 358,265
Net earnings                                              13,870         13,081
Other comprehensive income, net of taxes:
Change in unrealized gains on securities,
 available for sale                                         (767)        (1,908)
                                                       ---------      ---------
Comprehensive income                                      13,103         11,173
Cash dividends declared                                   (7,074)        (5,778)
Purchase of common stock                                  (5,479)             0
Exercise of stock options, net shares purchased               17            548
Amortization of restricted stock awards                       80             42
                                                       ---------      ---------
Balance at March 31                                    $ 373,186      $ 364,250
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


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a financial holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Union Trust Bank, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, a Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (dba Community First Finance), Farmers State Bank, National Bank of Hastings, Vevay Deposit Bank, Sand Ridge Bank, Hebron Deposit Bank, and First Financial Service Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which currently exceeds 10 years.

Bancorp received authorization from the Federal Reserve on March 13, 2000 to convert from a bank and savings and loan holding company to a financial holding company. Bancorp is now permitted to own and operate insurance agencies and certain other financial services firms under the provisions of the Gramm-Leach-Bliley Act enacted on November 12, 1999.

On March 29, 2000, Bancorp signed a letter of intent to purchase the Ohio City Insurance Agency which was founded in 1997 with headquarters in Ohio City, Ohio. Bancorp completed the purchase of the Ohio City Insurance Agency on May 1, 2000. The financial impact of Ohio City Insurance Agency and the purchase price for the transaction are not material.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 2000, Bancorp had issued standby letters of credit aggregating $18,780,000 compared to $18,028,000 issued as of December 31, 1999. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $510,251,000 at March 31, 2000 and $508,366,000 at December 31, 1999. Management does not anticipate any material losses as a result of these commitments.


NOTE 3: COMPREHENSIVE INCOME
In 1998, Bancorp adopted FASB No. 130, Reporting Comprehensive Income. The statement establishes standards for the reporting and display of comprehensive income. Bancorp elected to present the required disclosures in the Consolidated Statement of Changes in Shareholders Equity. Disclosure of the reclassification adjustments for the three months ended March 31, 2000 and 1999 are shown below.

                                                           Three months ended
                                                                March  31,
                                                          ---------------------
                                                            2000         1999
                                                          -------       -------
Other comprehensive income, net of tax:
Unrealized holding losses arising during period           $  (759)      $(1,874)
Less: reclassification adjustment
      for gains included in net income                          8            34
                                                          -------       -------
 Other comprehensive loss                                 $  (767)      $(1,908)
                                                          =======       =======

NOTE 4: MERGER AND RESTRUCTURING CHARGES
In the second quarter of 1999, Bancorp recorded merger and restructuring charges of approximately $6.9 million before taxes or $5.5 million after taxes to coincide with its mergers with Sand Ridge Financial Corporation (Sand Ridge) and Hebron Bancorp, Inc. (Hebron) and its plan for some operational consolidation, affiliate restructuring and the discontinuation of a product line.

The components of these charges and the remaining unpaid amounts at December 31, 1999 and March 31, 2000 are shown in the following table. During the first quarter, based on current information, estimated liabilities associated with the merger and restructuring charges were reduced by $353,000. As of March 31, 2000, of the four facilities to be disposed of, two properties have been sold and one facility remains to be sold. Bancorp has decided to retain one property for use in another capacity due to a new initiative at an affiliate. Bancorp expects that the remaining balance in the liability account will be substantially utilized during 2000.


(Dollars in thousands)
                                               Charges                 Remaining
                                               Accrued     Liability   Liability
Description of Charges                         in 1999      12/31/99    3/31/00
----------------------                         -------      --------    -------
Merger costs                                    $2,899       $  219     $   25
Disposals of property                            1,574          115        115
Discontinued product line                        1,100          167        167
Operations/affiliate restructuring               1,357          523        197
                                                ------       ------     ------
         Total                                  $6,930       $1,024     $  504
                                                ======       ======     ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                               2000                               1999
                                            ----------    --------------------------------------------------
                                              Mar. 31       Dec. 31       Sep. 30      Jun. 30      Mar. 31
                                            ----------    ----------    ----------   ----------   ---------
                                                                 (Dollars in thousands)

Net earnings                                $   13,870    $   13,992    $   14,535   $    8,715   $   13,081
Net earnings-adjusted (a)                                                                14,169
Net earnings per share-basic                      0.30          0.30          0.31         0.19         0.28
Net earnings per share-diluted                    0.30          0.30          0.31         0.19         0.28
Net earnings per share-diluted-adjusted (a)                                                0.30
Average Consolidated Balance Sheet Items:
  Loans less unearned income                 3,066,552     3,022,313     2,933,882    2,796,591    2,657,522
  Investment securities                        536,148       531,709       549,441      558,475      577,436
  Other earning assets                          13,304        13,958        12,787       18,576       10,678
                                            ----------    ----------    ----------   ----------   ----------
    Total earning assets                     3,616,004     3,567,980     3,496,110    3,373,642    3,245,636
  Total assets                               3,904,639     3,865,437     3,757,969    3,610,779    3,505,738
  Deposits                                   2,990,226     2,985,289     2,892,952    2,907,268    2,827,604
  Shareholders' equity                         372,424       369,442       366,022      368,271      360,234
Key Ratios:
  Average equity to average total assets          9.54%         9.56%         9.74%       10.20%       10.28%
  Return on average total assets                  1.43%         1.44%         1.53%        0.97%        1.51%
  Return on average total assets-adjusted (a)                                              1.57%
  Return on average equity                       14.98%        15.03%        15.75%        9.49%       14.73%
  Return on average equity-adjusted (a)                                                   15.36%
  Net interest margin (fully tax equivalent)      4.88%         4.86%         4.92%        5.03%        5.13%

(a) Excluding after-tax merger and restructuring charges of $5.5 million in the second quarter of 1999.


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. The tax equivalent adjustment to interest income has been declining due to increased calls and maturities of tax-exempt securities. As shown below, net interest income on a fully tax equivalent basis has increased $2,787,000 or 6.79% over the first quarter of 1999. Continued loan growth in all major loan categories contributed to higher net interest income in the first quarter of 2000.

                                                                    Quarter Ended
                                                 2000                          1999
                                               -------      ------------------------------------------
                                               Mar. 31      Dec. 31     Sep. 30    Jun. 30    Mar. 31
                                               -------      -------     -------    -------    -------
                                                                 (Dollars in thousands)
Interest income                                $75,767      $74,382     $72,274    $68,804    $66,938
Interest expense                                33,172       31,927      30,269     27,776     27,222
                                               -------      -------     -------    -------    -------
  Net interest income                           42,595       42,455      42,005     41,028     39,716
Tax equivalent adjustment to interest income     1,246        1,278       1,318      1,312      1,338
                                               -------      -------     -------    -------    -------
Net interest income (fully tax equivalent)     $43,841      $43,733     $43,323    $42,340    $41,054
                                               =======      =======     =======    =======    =======


RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the primary factor for the increased net interest income was the increased volume of average earning assets, specifically, a 15.4% increase in average loans, somewhat offset by the increased volume of interest-bearing liabilities. Also, the recent increase in interest rates had a greater impact on interest-bearing liabilities than on earning assets, thereby effectively causing a reduction to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                                        Three Months
                                           Ended          Change Due To:
                                        Mar. 31, 2000  -------------------
                                          Over 1999      Rate      Volume
                                          --------     ---------  --------
                                                (Dollars in thousands)
                 Interest income          $  8,829     $  1,084   $  7,745
                 Interest expense            5,950        2,311      3,639
                                          --------     ---------  --------
                 Net interest income      $  2,879     $ (1,227)  $  4,106
                                          ========     =========  ========

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 2000 was $13,862,000 which was an increase of $815,000 or 6.25% over that reported in the same period in 1999. This increase in net operating income can be primarily attributed to an increase in net interest income of $2,879,000 or 7.25%. The increase in net interest income was driven by the loan growth. Noninterest income, excluding securities transactions, for the first three months of 2000 increased $97,000 or 0.97% in comparison to the same period in 1999. Continued strong growth in service charges on deposit accounts was offset by the decrease in gain on loan sales. The increase in trust fees was less than has been the trend due to lower market values on several large holdings. The increase in noninterest expense was 6.34% primarily as a result of increased salary and employee benefit expense.

Bancorp's adjusted diluted earnings per share on a "cash basis", which excludes the effect of amortization of goodwill and core deposits, (tax effected when applicable), were $0.31 for the first three months of 2000 which is a 6.90% increase over the $0.29 for the same period in 1999. These calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

INCOME TAXES
For the first three months of 2000, income tax expense was $7,095,000 compared to $6,532,000 for the same period in 1999, or an increase of $563,000. In 2000, $7,089,000 of the tax expense was related to operating income with a tax expense of $6,000 related to securities transactions. In the first three months of 1999, income tax expense related to operating income was $6,511,000 with a tax expense related to securities transactions of $21,000. The increase in taxes on operating income was due to the increase in operating income before taxes and securities transactions of $1,393,000 or 7.14% over that reported for the first three months of 1999 and a slightly higher effective tax rate for the period in 2000.

NET EARNINGS
Net earnings for the first three months of 2000 were $13,870,000 or 6.03% greater than that recorded during the same period in 1999. As was discussed previously, net operating income was $13,862,000 which was 6.25% greater than the same period in 1999. Net securities gains through March 31, 2000 were $8,000 compared to $34,000 for the period ending March 31, 1999.

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

At March 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired with an allowance under FASB Statement No. 114 was $6,141,000 and $3,191,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $2,426,000 at March 31, 2000 and $492,000 at March 31, 1999. There were $55,000 and $56,000 in 2000 and
1999, respectively in impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective quarters ended March 31, 2000 and 1999, was approximately $3,706,000 and $2,973,000. For the three months ended March 31, 2000, Bancorp recognized interest income on those impaired loans of $5,000 compared to $17,000 for the same period in 1999. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.

                                                                           Quarter Ended
                                                    2000                                1999
                                                  --------       -----------------------------------------------------
                                                  Mar. 31        Dec. 31        Sep. 30        Jun. 30        Mar. 31
                                                  --------       --------       --------       --------       --------
                                                                         (Dollars in thousands)

     Balance at beginning of period               $ 39,340       $ 38,729       $ 37,505       $ 36,319       $ 34,800
     Provision for discontinued product lines                                                     1,100
     Provision for loan losses                       2,361          3,205          2,117          1,378          2,532
     Loans charged off                              (2,089)        (3,113)        (1,869)        (2,762)        (1,617)
     Recoveries                                        580            519            976          1,470            604
                                                  --------       --------       --------       --------       --------
       Net charge offs                              (1,509)        (2,594)          (893)        (1,292)        (1,013)
                                                  --------       --------       --------       --------       --------
     Balance at end of period                     $ 40,192       $ 39,340       $ 38,729       $ 37,505       $ 36,319
                                                  ========       ========       ========       ========       ========

     Ratios:
       Allowance to period end loans,
         net of unearned income                       1.31%          1.30%          1.30%          1.31%          1.34%
       Recoveries to charge offs                     27.76%         16.67%         52.22%         53.22%         37.35%
       Allowance as a multiple of
         net charge offs                             26.63X         15.17X         43.37X         29.03X         35.85X


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets have increased $8,335,000 in the first quarter of 2000 when compared to the first quarter of 1999. While it appears that the nonperforming assets have increased significantly, loan volume has also increased significantly. In the first quarter of 2000 when compared to the first quarter of 1999, accruing loans past due 90 days or more decreased $194,000. Restructured loans have decreased $929,000, primarily due to one unsecured commercial loan which was moved to nonaccrual status the first quarter of 2000. Nonaccrual loans have increased $7,868,000, which is composed primarily of commercial, multi-family and 1-4 family residential investment properties. Other real estate owned increased $1,396,000 in the first quarter of 2000 compared to the first quarter of 1999, primarily from foreclosures on commercial, multi-family and 1-4 family residential mortgage loans. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing, are classified as "Accruing loans 90 days or more past due" until they become current.

                                                                          Quarter Ended
                                               2000                            1999
                                             -------      ----------------------------------------------
                                             Mar. 31      Dec. 31      Sep. 30      Jun. 30      Mar. 31
                                             -------      -------      -------      -------      -------
                                                             (Dollars in thousands)

     Nonaccrual loans                        $15,019      $11,283      $10,430      $ 9,219      $ 7,151
     Restructured loans                          637        2,244        1,354        1,411        1,566
     OREO                                      1,551        1,707          354          332          155
                                             -------      -------      -------      -------      -------
       Total nonperforming assets             17,207       15,234       12,138       10,962        8,872

     Accruing loans past due
       90 days or more                         2,252        2,777        3,318        3,796        2,446
                                             -------      -------      -------      -------      -------
       Total underperforming assets          $19,459      $18,011      $15,456      $14,758      $11,318
                                             =======      =======      =======      =======      =======

     Nonperforming assets as a percent
       of loans, net of unearned income
       plus OREO                                0.56%        0.50%        0.41%        0.38%        0.33%
                                             =======      =======      =======      =======      =======
     Underperforming assets as a percent
       of loans, net of unearned income
       plus OREO                                0.64%        0.59%        0.52%        0.52%        0.42%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the first quarter of 2000 Bancorp's deposit liabilities had increased by 1.99% from December 31, 1999. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $373,546,000 at March 31, 2000, compared to $382,118,000 at
December 31, 1999, a decrease of $8,572,000 or 2.24%.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2000, securities maturing in one year or less amounted to $35,854,000 representing 6.22% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2000, amounted to $741,015,000 representing 18.7% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2000, Bancorp had classified $544,759,000 in investment securities available-for-sale, of which approximately $229,341,000 were pledged to secure public deposits. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,353,000 for the first three months of 2000. In addition, remodeling is a planned and ongoing process given the 115 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 2000 were approximately $1,635,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

One balance sheet management item of note, Bancorp's cash and due from banks decreased significantly as Y2K reserves were reduced to normal levels.

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

Bancorp's Tier I ratio at March 31, 2000, was 12.4%, its Total risked-based capital was 13.7% and its Leverage ratio was 8.88%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the quarters presented.

                                                                                         Quarter Ended
                                                  2000                                        1999
                                              -----------       -----------------------------------------------------------------
                                                Mar. 31           Dec. 31           Sep. 30           Jun. 30           Mar. 31
                                              -----------       -----------       -----------       -----------       -----------
                                                                 (Dollars in thousands)
     Tier I Capital:
     Shareholder's equity                     $   373,186       $   372,539       $   367,940       $   361,158       $   364,250
       Less:  Certain intangibles                  36,854            37,610            38,364            38,992            39,802
       Less:  Accumulated comprehensive
              Income                               (7,165)           (6,398)           (3,987)           (2,470)            3,041
                                              -----------       -----------       -----------       -----------       -----------
     Total Tier I capital                     $   343,497       $   341,327       $   333,563       $   324,636       $   321,407
                                              ===========       ===========       ===========       ===========       ===========

     Total risk-based capital:
     Tier I capital                           $   343,497       $   341,327       $   333,563       $   324,636       $   321,407
     Qualifying allowance for loan losses          34,617            35,636            35,280            33,462            31,517
                                              -----------       -----------       -----------       -----------       -----------
     Total risk-based capital                 $   378,114       $   376,963       $   368,843       $   358,098       $   352,924
                                              ===========       ===========       ===========       ===========       ===========

     Risk Weighted Assets                     $ 2,763,814       $ 2,847,221       $ 2,818,936       $ 2,672,881       $ 2,516,585
                                              ===========       ===========       ===========       ===========       ===========

     Risk-based ratios:
       Tier I                                       12.43%            11.99%            11.83%            12.15%            12.77%
                                              ===========       ===========       ===========       ===========       ===========

       Total risk-based capital                     13.68%            13.24%            13.08%            13.40%            14.02%
                                              ===========       ===========       ===========       ===========       ===========

       Leverage                                      8.88%             8.92%             9.04%             9.01%             9.27%
                                              ===========       ===========       ===========       ===========       ===========

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1999.

Management's analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 1999 Form 10-K.

ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
             ---------------------------------
              (a) Exhibits
                  27     Financial Data Schedule

              (b) Reports on Form 8-K
                  During the quarter ended March 31, 2000, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 FIRST FINANCIAL BANCORP.
                                                 ------------------------
                                                 (Registrant)



/s/ Michael R. O'Dell                            /s/ C. Douglas Lefferson
-----------------------------------------        ------------------------
Michael R. O'Dell, Senior Vice                   C. Douglas Lefferson
President, Chief Financial                       Comptroller
Officer and Secretary                            (Principal Accounting Officer)


Date       May 11, 2000                          Date      May  11, 2000
     ------------------------------------             --------------------------