Form 10-Q
period 2000-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2000-08-10
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended                JUNE 30, 2000
                              ------------------------------------------------
         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ______________________ to _____________________

Commission file number 0-12379
                      ---------


                            FIRST FINANCIAL BANCORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                      31-1042001
---------------------------------------------     --------------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


     300 High Street, Hamilton, Ohio                         45011
---------------------------------------------     --------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (513) 867-4700
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

                                Yes X   No
                                   ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 2000
--------------------------------              ---------------------------------
 Common stock, No par value                               46,319,380

                            FIRST FINANCIAL BANCORP.

                                      INDEX



                                                                      Page No.
                                                                      ---------
 Part I-Financial Information

      Consolidated Balance Sheets -
       June 30, 2000 and December 31, 1999                                 1

      Consolidated Statements of Earnings -
        Six and Three Months Ended June 30, 2000 and 1999                  2

      Consolidated Statements of Cash Flows -
        Six and Three Months Ended June 30, 2000 and 1999                  3

      Consolidated Statements of Changes in Shareholders  Equity
        Six Months Ended June 30, 2000 and 1999                            5

      Notes to Consolidated Financial Statements                           6

      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       9


 Part II-Other Information


      Item 4  Submission of Matters to a Vote of Security Holders         15

      Item 6  Exhibits and Reports on Form 8-K                            15


 Signatures                                                               16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)


                                                        June 30,    December 31,
                                                          2000         1999
                                                      ------------  ------------
ASSETS
Cash and due from banks                                $  205,417   $  225,837
Interest-bearing deposits with other banks                  4,771        8,867
Federal funds sold and securities purchased
  under agreements to resell                               10,005        5,621
Investment securities held-to-maturity, at cost
  (market value - $30,993 at June 30, 2000 and
   $32,498 at December 31, 1999)                           30,441       31,765
Investment securities available-for-sale,
  at market value                                         558,086      490,126
Loans
  Commercial                                              793,046      769,454
  Real estate-construction                                113,695      111,458
  Real estate-mortgage                                  1,478,369    1,467,591
  Installment                                             642,709      623,091
  Credit card                                              21,165       22,408
  Lease financing                                          48,514       46,508
                                                       -----------  ----------
      Total loans                                       3,097,498    3,040,510
  Less
    Unearned income                                         4,289        4,134
    Allowance for loan losses                              40,238       39,340
                                                       -----------  ----------
      Net loans                                         3,052,971    2,997,036
Premises and equipment                                     58,859       59,004
Deferred income taxes                                       8,402        8,008
Goodwill                                                   29,465       30,077
Other intangibles                                           9,516       10,522
Accrued interest and other assets                          83,187       73,830
                                                       -----------  ----------
      TOTAL ASSETS                                     $4,051,120   $3,940,693
                                                       ===========  ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  420,631   $  408,712
  Interest-bearing                                      2,599,031    2,582,501
                                                       -----------  ----------
      Total deposits                                    3,019,662    2,991,213
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                        106,148       83,353
  Federal Home Loan Bank borrowings                       344,350      294,235
  Other                                                     4,011        4,530
                                                       -----------  ----------
      Total short-term borrowings                         454,509      382,118
Long-term borrowings                                      163,902      161,799
Accrued interest and other liabilities                     35,588       33,024
                                                       -----------  ----------
      TOTAL LIABILITIES                                 3,673,661    3,568,154
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 46,921,638 in 2000 and 46,869,107 in 1999      374,310      373,447
Retained earnings                                          20,079        5,904
Accumulated comprehensive income                           (6,870)      (6,398)
Restricted stock awards                                    (1,030)        (414)
Treasury stock, at cost, 496,900 and 0 shares              (9,030)           0
                                                       -----------   ---------
      TOTAL SHAREHOLDERS' EQUITY                          377,459      372,539
                                                       -----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $4,051,120   $3,940,693
                                                       ===========  ==========


                  See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                             Six months ended     Three months ended
                                                  June 30,              June 30,
                                           --------------------  --------------------
                                              2000       1999       2000      1999
                                           ----------  --------  --------- -------
INTEREST INCOME
  Loans, including fees                    $ 136,443  $ 118,967  $  69,333  $  60,479
  Investment securities
    Taxable                                   13,326     11,760      7,006      5,790
    Tax-exempt                                 4,305      4,654      2,140      2,301
                                           ---------  ---------  ---------  ---------
      Total investment interest               17,631     16,414      9,146      8,091
  Interest-bearing deposits with
    other banks                                  354        145        223         89
  Federal funds sold and securities
    purchased under agreements to resell         113        216         72        145
                                           ---------  ---------  ---------- ---------
      TOTAL INTEREST INCOME                  154,541    135,742     78,774     68,804
INTEREST EXPENSE
  Deposits                                    53,702     47,767     27,691     23,998
  Short-term borrowings                       11,019      4,018      5,696      2,467
  Long-term borrowings                         3,857      3,213      2,019      1,311
                                           ---------  ---------  ---------  ---------
      TOTAL INTEREST EXPENSE                  68,578     54,998     35,406     27,776
                                           ---------  ---------  ---------  ---------
      NET INTEREST INCOME                     85,963     80,744     43,368     41,028
  Provision for loan losses                    4,583      3,910      2,222      1,378
                                           ---------  ---------  ---------  ---------
      Net interest income after
        provision for loan losses             81,380     76,834     41,146     39,650
NONINTEREST INCOME
  Service charges on deposit accounts          8,954      7,752      4,632      4,037
  Trust income                                 7,171      6,695      3,583      3,258
  Investment securities gains (losses)            25         47         11         (8)
  Other                                        4,852      5,593      2,624      2,704
                                           ---------  ---------  ---------  ---------
     Total noninterest income                 21,002     20,087     10,850      9,991
NONINTEREST EXPENSES
  Salaries and employee benefits              33,145     30,160     16,829     15,153
  Net occupancy expenses                       3,676      3,517      1,747      1,688
  Furniture and equipment expenses             3,171      3,128      1,605      1,572
  Data processing expenses                     3,783      3,275      1,807      1,602
  Deposit insurance expense                      262        293        115        151
  State taxes                                  1,231        990        606        485
  Amortization of intangibles                  1,660      1,867        818        924
  Merger and restructuring                      (353)     6,930          0      6,930
  Other                                       13,200     12,694      6,827      6,682
                                           ---------  ---------  ---------  ---------
     Total noninterest expenses               59,775     62,854     30,354     35,187
                                           ---------  ---------  ---------  ---------
Income before income taxes                    42,607     34,067     21,642     14,454
Income tax expense                            14,388     12,271      7,293      5,739
                                           ---------  ---------  ---------  ---------
     NET EARNINGS                          $  28,219  $  21,796  $  14,349  $   8,715
                                           =========  =========  =========  =========

Net earnings per share - basic             $    0.60  $    0.47  $    0.31  $    0.19
                                           =========  =========  =========  =========
Net earnings per share - diluted           $    0.60  $    0.47  $    0.31  $    0.19
                                           =========  =========  =========  =========
Cash dividends declared per share          $    0.30  $    0.28  $    0.15  $    0.14
                                           =========  =========  =========  =========

Average basic shares outstanding          46,660,600 46,834,316 46,509,890 46,849,041
                                          ========== ========== ========== ==========
Average diluted shares outstanding        46,748,991 46,983,023 46,592,020 46,974,060
                                          ========== ========== ========== ==========


                  See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                             Six months ended
                                                                  June 30,
                                                          ----------------------
                                                              2000        1999
                                                          -----------  ---------
OPERATING ACTIVITIES
  Net earnings                                            $  28,219    $  21,796
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                 4,583        3,910
    Provision for depreciation and amortization               4,572        4,645
    Net amortization of investment security
      premiums and accretion of discounts                      (233)         330
    Realized investment security gains                          (25)         (47)
    Originations of mortgage loans held for sale            (68,168)     (60,093)
    Gains from sales of mortgage loans held for sale           (487)      (1,662)
    Proceeds from sale of mortgage loans held for sale       68,655       61,755
    Deferred income taxes                                      (136)         181
    Increase in interest receivable                          (1,892)      (2,426)
    Increase in cash surrender value of life insurance       (4,630)     (12,234)
    (Increase) decrease in prepaid expenses                  (1,262)         862
    Increase (decrease) in accrued expenses                     739         (375)
    Increase (decrease) in interest payable                     819         (152)
    Other                                                      (720)      (6,217)
                                                          ----------   ----------
      Net cash provided by operating activities              30,034       10,273

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                           0        9,989
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                25,849       98,171
  Purchases of investment securities available-for-sale     (53,752)     (89,801)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                   4,544        4,180
  Purchases of investment securities held-to-maturity        (3,005)        (845)
  Net decrease (increase) in interest-bearing deposits
     with other banks                                         4,096       (1,335)
  Net increase in federal funds sold and
     securities purchased under agreements to resell         (4,384)     (10,319)
  Net increase in loans and leases                         (103,250)    (208,610)
  Recoveries from loans and leases previously charged off     1,207        2,074
  Proceeds from disposal of other real estate owned           1,037          243
  Purchases of premises and equipment                        (2,755)      (4,601)
                                                          ----------   ----------
      Net cash used in investing activities                (130,413)    (200,854)

FINANCING ACTIVITIES
  Net increase in total deposits                             28,449       41,297
  Net increase in short-term borrowings                      72,391      130,565
  Net increase in long-term borrowings                        2,103       10,644
  Cash dividends declared                                   (14,044)     (12,150)
  Purchase of common stock                                   (9,030)           0
  Proceeds from exercise of stock options, net of shares
     purchased                                                   90          581
                                                          ----------   ---------
      Net cash provided by financing activities              79,959      170,937
                                                          ----------   ---------
        DECREASE IN CASH AND CASH EQUIVALENTS               (20,420)     (19,644)
 Cash and cash equivalents at beginning of period           225,837      164,500
                                                          ----------   ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 205,417    $ 144,856
                                                          ==========   =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Six months ended
                                                                 June 30,
                                                          ----------------------
                                                             2000         1999
                                                          ----------   ---------
Supplemental disclosures
  Interest paid                                           $  67,759     $  54,634
                                                          ==========    =========
  Income taxes paid                                       $  17,058     $  13,335
                                                          ==========    =========
  Recognition of deferred tax assets
      attributable to FASB Statement No. 115              $     243     $   4,556
                                                          ==========    =========
  Acquisition of other real estate owned through
      foreclosure                                         $     788     $     381
                                                          ==========    =========
  Issuance of restricted stock awards                     $     773     $     143
                                                          ==========    =========
  Securitization of loans                                 $  40,737     $       0
                                                          ==========    =========
  Non-cash transfer from securities available-for-
      sale to securities held-to-maturity                 $       0     $   4,020
                                                          ==========    =========


                  See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Six months ended
                                                                   June 30,
                                                           -----------------------
                                                             2000          1999
                                                           ---------    ----------
Balances at January 1, as restated                         $ 372,539    $  358,265
Net earnings                                                  28,219        21,796
Other comprehensive income, net of taxes:
Change in unrealized gains on securities,
 available for sale                                             (472)       (7,419)
                                                           ----------   -----------
Comprehensive income                                          27,747        14,377
Cash dividends declared                                      (14,044)      (12,150)
Purchase of common stock                                      (9,030)            0
Exercise of stock options, net shares purchased                   90           582
Amortization of restricted stock awards                          157            84
                                                           ----------   ----------
Balance at June 30                                         $ 377,459    $  361,158
                                                           ==========   ==========


                  See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. ("Bancorp"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.


NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a financial holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Home Federal Bank, A Federal Savings Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (dba Community First Finance), Farmers State Bank, National Bank of Hastings, Vevay Deposit Bank, Sand Ridge Bank, Hebron Deposit Bank, First Financial Service Corporation, and Ohio City Insurance Agency. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

On July 21, 2000, Bancorp merged its wholly-owned subsidiary, Home Federal Bank, a Federal Savings Bank, Hamilton, Ohio, into another of its wholly-owned subsidiaries, First National Bank of Southwestern Ohio, Hamilton, Ohio, as an in-market consolidation. Savings are expected to be slightly accretive following the transition of thrift customers to bank customers.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 2000, Bancorp had issued standby letters of credit aggregating $18,596,000 compared to $18,028,000 issued as of December 31, 1999. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $499,952,000 at June 30, 2000 and $508,366,000 at December 31, 1999. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME
In 1998, Bancorp adopted FASB No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of comprehensive income. Bancorp elected to present the required disclosures in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the six months ended June 30, 2000 and 1999 are shown below.

                                                           Six months ended
                                                               June  30,
                                                      --------------------------
                                                         2000             1999
                                                      ---------        ---------
 Other comprehensive income, net of tax:
 Unrealized holding losses arising during period       $  (428)        $ (7,378)
 Less: reclassification adjustment
       for gains included in net income                     44               41
                                                       --------        ---------
  Other comprehensive income (loss)                    $  (472)        $ (7,419)
                                                       ========        =========

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

The components of these charges and the remaining unpaid amounts at December 31, 1999 and June 30, 2000 are shown in the following table. During the first six months, based on current information, estimated liabilities associated with the merger and restructuring charges were reduced by $353,000. As of June 30, 2000, of the four facilities to be disposed of, two properties have been sold, Bancorp has decided to retain one property for use in another capacity, and one facility remains to be sold. Bancorp expects that the remaining balance in the liability account will be substantially utilized during 2000.


(Dollars in thousands)

                                    Charges            Remaining
                                    Accrued  Liability Liability
Description of Charges              in 1999  12/31/99   6/30/00
----------------------              -------  --------- ---------
Merger costs                         $2,899   $  219     $  25
Disposals of property                 1,574      115       115
Discontinued product line             1,100      167       104
Operations/affiliate restructuring    1,357      523       151
                                     ------  -------     -----
         Total                       $6,930   $1,024     $ 396
                                     ======   ======     =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                          2000                              1999
                                               -------------------------    --------------------
                                                  Jun. 30      Mar. 31        Dec. 31      Sep. 30      Jun. 30
                                               ----------   ----------     ----------   ----------   ----------
                                                         (Dollars in thousands, except per share data)
Net earnings                                   $   14,349   $   13,870     $   13,992   $   14,535   $    8,715
Net earnings--adjusted (a)                                                                               14,169
Net earnings per share-basic                         0.31         0.30           0.30         0.31         0.19
Net earnings per share-diluted                       0.31         0.30           0.30         0.31         0.19
Net earnings per share-diluted-adjusted (a)                                                                0.30
Net earnings per share-diluted-adjusted
   cash basis (b)                                    0.32         0.31           0.31         0.32         0.32
Average consolidated balance sheet items:
  Loans less unearned income                    3,087,245    3,066,552      3,022,313    2,933,882     2,796,591
  Investment securities                           569,683      536,148        531,709      549,441       558,475
  Other earning assets                             19,624       13,304         13,958       12,787        18,576
                                               ----------   ----------     ----------   ----------    ----------
    Total earning assets                        3,676,552    3,616,004      3,567,980    3,496,110     3,373,642
  Total assets                                  3,965,393    3,904,639      3,865,437    3,757,969     3,610,779
  Deposits                                      3,037,649    2,990,226      2,985,289    2,892,952     2,907,268
  Shareholders' equity                            374,507      372,424        369,442      366,022       368,271
Key Ratios:
  Average equity to average total assets            9.44%        9.54%          9.56%        9.74%        10.20%
  Return on average total assets                    1.46%        1.43%          1.44%        1.53%         0.97%
  Return on average total assets--adjusted (a)                                                             1.57%
  Return on average equity                         15.41%       14.98%         15.03%       15.75%         9.49%
  Return on average equity--adjusted (a)                                                                  15.36%
  Net interest margin (fully tax equivalent)        4.88%        4.88%          4.86%        4.92%         5.03%

(a) Excluding after-tax merger and restructuring charges of $5.5 million in the second quarter of 1999.
(b) Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. the cash basis calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. As shown below, net interest income on a fully tax equivalent basis has increased $ 762,000 or 1.74%, over the first quarter of 2000 and $2,263,000 or 5.34% over the second quarter of 1999. Continued loan growth, in all major categories of loans, contributed to higher net interest income in the second quarter of 2000.


                                                                    QUARTER ENDED
                                                      2000                        1999
                                               -------------------   ------------------------------
                                               Jun. 30    Mar. 31    Dec. 31     Sep. 31    Jun. 30
                                               -------    -------    -------     -------    -------
                                                               (Dollars in thousands)

Interest income                                $78,774    $75,767    $74,382     $72,274    $68,804
Interest expense                                35,406     33,172     31,927      30,269     27,776
                                               -------    -------    -------     -------    -------
  Net interest income                           43,368     42,595     42,455      42,005     41,028
Tax equivalent adjustment to interest income     1,235      1,246      1,278       1,318      1,312
                                               -------    -------    -------     -------    -------
Net interest income (fully tax equivalent)     $44,603    $43,841    $43,733     $43,323    $42,340
                                               =======    =======    =======     =======    =======

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, an increase in volume had a significant impact on both interest income and interest expense for the six month and three month periods ended June 30, 2000 in comparison to 1999. The increase in volume had more impact on interest income than interest expense. However, the recent increase in rates affected interest expense more than interest income, giving a negative effect to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                                                                    Three Months
                            Six Months                                 Ended
                              Ended        Change Due To:          Jun. 30, 2000      Change Due To:
                          Jun. 30, 2000  -------------------                       -----------------
                            Over 1999       Rate     Volume          Over 1999       Rate      Volume
                          -------------  ---------  --------       -------------   ---------  -------
                                                    (Dollars in Thousands)
   Interest income          $ 18,799     $  4,661   $14,138          $  9,970      $  3,592   $  6,378
   Interest expense           13,580        6,682     6,898             7,630         4,378      3,252
                            --------     ---------  -------          --------      ---------  --------
   Net interest income      $  5,219     $ (2,021)  $ 7,240          $  2,340      $   (786)  $  3,126
                            ========     =========  =======          ========      =========  ========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 2000 was $28,175,000 which was an increase of $6,420,000 or 29.5 % over that reported in the same period in 1999. The 2000 net operating income included a non-recurring expense of $700,000 related to the in-market consolidation of two of Bancorp's affiliates (Home Federal Bank, a Federal Savings Bank into First National Bank of Southwestern
Ohio). The 1999 net operating income included merger and restructuring charges of $6,930,000 as discussed in Note 4. Net operating income, excluding the non-recurring expense in 2000 and the merger and restructuring charges in 1999, increased $1,401,000 or 5.14% over 1999. The increase in net operating income, excluding the non-recurring items, can be primarily attributed to an increase in net interest income of $5,219,000 or 6.46% for the first six months of 2000 compared to the same period in 1999. The increase in net interest income was driven by loan growth. Noninterest income excluding securities transactions for the first six months of 2000 increased $937,000 or 4.68% over the comparable period in 1999. Continued strong growth in service charges on deposit accounts was offset by the decrease in gain on loan sales. The increase in trust fees was less than has been the trend due to lower market values on several large holdings. Noninterest expense, excluding the Home Federal related accrual in 2000 and the merger and restructuring charge in 1999, increased $3,151,000 or 5.63% primarily as a result of increased salary and benefit expenses. The $700,000 accrual in 2000 for the Home Federal consolidation relates primarily to severance and therefore, was recorded in salary and benefits expenses.

Net operating income for the second quarter of 2000 increased $5,603,000 or 64.3% over the same three month period in 1999. Net operating income, excluding the non-recurring Home Federal related accrual in June 2000 and the merger and restructuring charge in June 1999, increased $625,000 or 4.41%. The increase for the quarter was due to increased net interest income and higher noninterest income, partially offset by increased noninterest expense. These categories were affected by the same items discussed in the preceding paragraph.


INCOME TAXES
For the first six months of 2000, income tax expense was $14,388,000 compared to $12,271,000 for the same period in 1999, or an increase of $2,117,000. In 2000, $14,407,000 of the tax expense was related to operating income with a tax benefit of $19,000 related to securities transactions. In the first six months of 1999, income tax expense related to operating income and securities transactions was $12,264,000 and $6,000, respectively. The higher effective tax rate in 1999 was primarily attributable to merger expenses not being an allowed taxable deduction.

Income tax expense for the second quarter of 2000 was $7,293,000 compared to $5,739,000 for the same period in 1999, which was an increase of $1,554,000. Tax expense relating to operating income totaled $7,318,000 and $5,752,000 for the quarters ended June 30, 2000 and 1999, respectively, with a tax benefit related to securities transactions of $25,000 for 2000 and $13,000 for 1999. A tax benefit related to restructuring charges included in taxes on operating income for 1999 was $1,476,000.

NET EARNINGS
Net earnings for the first six months of 2000 were $ 6,423,000 or 29.5% above that recorded during the same period in 1999. Net earnings excluding the 2000 Home Federal accrual and the 1999 merger and restructuring charges were $1,445,000 or 5.30% greater than the prior year for reasons discussed in the Operating Results section. Net securities gains through June 30, 2000 were $44,000 compared to $41,000 for the period ending June 30, 1999. Merger and restructuring charges, net of taxes, were $5,454,000 for 1999.

Net earnings for the three months ended June 30, 2000 were $5,634,000 or 64.6% more than the same period in 1999. Excluding 2000's Home Federal accrual and 1999's merger and restructuring charges, net earnings were $656,000 or 4.63% greater in 2000. Net securities gains for the second quarter of 2000 and 1999 were $36,000 and $5,000, respectively.

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

At June 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $6,496,000 and $2,170,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $3,585,000 at June 30, 2000 and $437,000 at June 30, 1999. There were $46,000 and $31,000 in 2000 and 1999, respectively, in impaired loans that as a result of write-downs did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective six months and quarters ended June 30, 2000 and 1999, was approximately $5,096,000 and $6,475,000 for 2000 and $3,715,000 and $3,624,000
for 1999. For the six months and quarter ended June 30, 2000, Bancorp recognized interest income on those impaired loans of $48,000 and $44,000 compared to $32,000 and $14,000 for the same periods in 1999. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.

                                                                  Quarter Ended
                                                   2000                             1999
                                           ---------------------     -------------------
                                            Jun. 30      Mar. 31      Dec. 31      Sep. 30      Jun. 30
                                           --------     --------     --------     --------     --------
                                                              (Dollars in thousands)

    Balance at beginning of period         $ 40,192     $ 39,340     $ 38,729     $ 37,505     $ 36,319
    Provision for discontinued product line       0            0            0            0        1,100
    Provision for loan losses                 2,222        2,361        3,205        2,117        1,378
    Loans charged off                        (2,803)      (2,089)      (3,113)      (1,869)      (2,762)
    Recoveries                                  627          580          519          976        1,470
                                           ---------    ---------    ---------    ---------    --------
      Net charge offs                        (2,176)      (1,509)      (2,594)        (893)      (1,292)
                                            --------    ---------    ---------    ---------    ---------
    Balance at end of period               $ 40,238     $ 40,192     $ 39,340     $ 38,729     $ 37,505
                                           =========    =========    =========    =========    ========

    Ratios:
      Allowance to period end loans,
        net of unearned income                1.30%        1.31%        1.30%        1.30%        1.31%
      Recoveries to charge offs              22.37%       27.76%       16.67%       52.22%       53.22%
      Allowance as a multiple of
        Net charge offs                      18.49X       26.63X       15.17X       43.37X       29.03X


NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets have increased $6,645,000 in the second quarter of 2000 when compared to the second quarter of 1999. While the nonperforming assets have increased significantly, loan volume has also increased significantly. In the second quarter of 2000 when compared to the second quarter of 1999, accruing loans past due 90 days or more decreased $921,000. Restructured loans have decreased $735,000 primarily due to one unsecured commercial loan that was moved to nonaccrual status the first quarter of 2000. Nonaccrual loans have increased $6,367,000, which is composed primarily of commercial, multi-family and 1-4 family residential investment properties. Other real estate owned increased $1,013,000 in the second quarter of 2000 compared to the second quarter of 1999, primarily from foreclosures on commercial, multi-family and 1-4 family residential mortgage loans. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as "Accruing loans 90 days or more past due" until they become current.

                                                                 Quarter Ended
                                                    2000                          1999
                                            -------------------     -------------------------------
                                            Jun. 30     Mar. 31     Dec. 31     Sep. 30     Jun. 30
                                            -------     -------     -------     -------     -------
                                                                   (Dollars in thousands)
    Nonaccrual loans                        $15,586     $15,019     $11,283     $10,430     $ 9,219
    Restructured loans                          676         637       2,244       1,354       1,411
    OREO/ISF*                                 1,345       1,551       1,707         354         332
                                            -------     -------     -------     -------     -------
      Total nonperforming assets             17,607      17,207      15,234      12,138      10,962
    Accruing loans past due
      90 days or more                         2,875       2,252       2,777       3,318       3,796
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $20,482     $19,459     $18,011     $15,456     $14,758
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.57%       0.56%       0.50%       0.41%       0.38%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus OREO/ISF                           0.66%       0.64%       0.59%       0.52%       0.52%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the second quarter of 2000, Bancorp's deposit liabilities had increased by 0.95% from December 31, 1999. There continues to be increased emphasis by Bancorp on deposits as evidenced by the recent appointment of chief deposit officers at each affiliate. Another source of funding is through short-term borrowings. As part of Bancorp's asset/liability management strategy, Bancorp's short-term borrowings increased to $454,509,000 at June 30, 2000, compared to $382,118,000 at December 31, 1999, an increase of $72,391,000 or 18.9%.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2000, securities maturing in one year or less amounted to $37,614,000, representing 6.39% of the total of the investment securities portfolio. In addition, other types of assets, such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2000, amounted to $712,091,000, representing 17.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 2000, Bancorp had classified $558,086,000 in investment securities available-for-sale, of which approximately $236,094,000 were pledged to secure public deposits. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,755,000 for the first six months of 2000. In addition, remodeling is a planned and ongoing process given the 115 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 2000 were approximately $1,110,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

One balance sheet item of note, Bancorp's cash and due from banks decreased significantly as Y2K has passed and cash reserves were reduced to normal levels.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio and an 8.00% Total risk-based capital ratio. A minimum 3.00% Leverage ratio is required for bank holding companies that either are rated composite "1" under the BOPEC rating system or have implemented the Board's risk-based capital market risk measure. The minimum leverage ratio for all other bank holding companies is 4.0%. Tier 1 capital consists primarily of common shareholders' equity, net of intangibles, and Total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The Leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp's Tier I ratio at June 30, 2000, was 11.8%, its Total risk-based capital was 13.1% and its Leverage ratio was 8.86%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix, which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last two years.

                                                                 Quarter Ended
                                                   2000                             1999
                                         -----------------------   ---------------------
                                           Jun. 30      Mar. 31      Dec. 31      Sep. 30      Jun. 30
                                         ----------   ----------   ----------   ----------   ---------
                                                               (Dollars in thousands)
Tier I Capital:
Shareholder's equity                     $  377,459   $  373,186   $  372,539   $  367,940   $  361,158
  Less:  Non-qualifying intangible assets    36,256       36,854       37,610       38,364       38,992
  Less:  Unrealized net securities
         losses                              (6,870)      (7,165)      (6,398)      (3,987)      (2,470)
                                         ----------   ----------   ----------   ----------   ----------
Total Tier I Capital                     $  348,073   $  343,497   $  341,327   $  333,563   $  324,636
                                         ==========   ==========   ==========   ==========   ==========

Total Risk-Based Capital:
Tier I Capital                           $  348,073   $  343,497   $  341,327   $  333,563   $  324,636
Qualifying Allowance for Loan Losses         36,826       36,295       35,636       35,280       33,462
                                         ----------   ----------   ----------   ----------   ----------
Total Risk-Based Capital                 $  384,899   $  379,792   $  376,963   $  368,843   $  358,098
                                         ==========   ==========   ==========   ==========   ==========

Risk Weighted Assets                     $2,942,675   $2,899,705   $2,847,221   $2,818,936   $2,672,881
                                         ==========   ==========   ==========   ==========   ==========

Risk-Based Ratios:
  Tier I                                     11.83%       11.85%       11.99%       11.83%       12.15%
                                         ==========   ==========   ==========   ==========   ==========

  Total Risk-Based Capital                   13.08%       13.10%       13.24%       13.08%       13.40%
                                         ==========   ==========   ==========   ==========   ==========

  Leverage                                    8.86%        8.88%        8.92%        9.04%        9.01%
                                         ==========   ==========   ==========   ==========   ==========


FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

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

                            PART II-OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

         On April 25, 2000 Bancorp held its annual meeting of shareholders, the results of which follow:

1)       Election of six directors:

                                                                              % of
                                                                              Total                 Votes
                Name                        Term         Votes for         Shares Voted            Withheld
                ----                        ----         ---------         ------------            --------
                Richard L. Alderson       3 years       38,717,414            98.89%                 433,906
                James C. Garland          3 years       38,794,734            99.09%                 356,586
                Murph Knapke              3 years       38,799,291            99.10%                 352,029
                Stanley N. Pontius        3 years       38,212,363            97.60%                 938,957
                Barry S. Porter           3 years       38,785,566            99.07%                 365,754
                Perry D. Thatcher         3 years       38,712,155            98.88%                 439,165


                Directors whose terms continue beyond the Annual Meeting in 2000:

                Class III Term expiring in 2001:

                Donald M. Cisle
                Dan R. Dalton
                Corinne R. Finnerty
                F. Elden Houts
                Bruce E. Leep

                Class I expiring in 2002:

                Martin J. Bidwell
                Carl R. Fiora
                Barry J. Levey
                Stephen S. Marcum
                Steven C. Posey

                No other matters were brought before the meeting for a vote.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                (a) Exhibits
                     27    Financial Data Schedule

                (b) Reports on Form 8-K
                    During the quarter ended June 30, 2000, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                FIRST FINANCIAL BANCORP.
                                                ------------------------
                                                      (Registrant)



/s/ Michael R. O'Dell                           /s/ C. Douglas Lefferson
-----------------------------------------       ------------------------
Michael R. O'Dell, Senior Vice                  C. Douglas Lefferson,
President, Chief Financial                      Comptroller
Officer and Secretary                           (Principal Accounting Officer)


Date     August 10, 2000                        Date August 10, 2000
     -------------------------                      --------------------