Form 10-Q
period 2000-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2000-11-13
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 2000
                              ------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _____________________

COMMISSION FILE NUMBER 0-12379
                       -------

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

                                          YES _X_    NO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                          OUTSTANDING AT OCTOBER 31, 2000
  --------------------------               -------------------------------
  COMMON STOCK, NO PAR VALUE                         46,274,791

                            FIRST FINANCIAL BANCORP.

                                      INDEX



                                                                                     PAGE NO.
                                                                                     --------

 PART I-FINANCIAL INFORMATION

                  CONSOLIDATED BALANCE SHEETS -
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                              1

                  CONSOLIDATED STATEMENTS OF EARNINGS -
                   NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999               2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS -
                   NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999               3

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS" EQUITY
                   NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                         5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9


 PART II-OTHER INFORMATION


                  ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                              15


 SIGNATURES                                                                             16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                             September 30,          December 31,
                                                                  2000                  1999
                                                              -----------           -----------

ASSETS
Cash and due from banks                                       $   168,196           $   225,837
Interest-bearing deposits with other banks                         15,490                 8,867
Federal funds sold and securities purchased
  under agreements to resell                                        2,647                 5,621
Investment securities held-to-maturity, at cost
  (market value - $28,966 at September 30, 2000 and
   $32,498 at December 31, 1999)                                   28,394                31,765
Investment securities available-for-sale,
  at market value                                                 557,395               490,126
Loans
  Commercial                                                      789,082               769,454
  Real estate-construction                                        108,318               111,458
  Real estate-mortgage                                          1,465,642             1,467,591
  Installment                                                     636,660               623,091
  Credit card                                                      21,674                22,408
  Lease financing                                                  47,202                46,508
                                                              -----------           -----------
       Total loans                                              3,068,578             3,040,510
  Less
    Unearned income                                                 4,177                 4,134
    Allowance for loan losses                                      40,487                39,340
                                                              -----------           -----------
       Net loans                                                3,023,914             2,997,036
Premises and equipment                                             58,805                59,004
Goodwill                                                           29,242                30,077
Other intangibles                                                   9,195                10,522
Deferred income taxes                                               6,553                 8,008
Accrued interest and other assets                                  86,483                73,830
                                                              -----------           -----------
       TOTAL ASSETS                                           $ 3,986,314           $ 3,940,693
                                                              ===========           ===========
LIABILITIES
Deposits
  Noninterest-bearing                                         $   412,792           $   408,712
  Interest-bearing                                              2,669,627             2,582,501
                                                              -----------           -----------
       Total deposits                                           3,082,419             2,991,213
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                                 45,892                83,353
  Federal Home Loan Bank borrowings                               267,000               294,235
  Other                                                             2,892                 4,530
                                                              -----------           -----------
       Total short-term borrowings                                315,784               382,118
Long-term borrowings                                              166,778               161,799
Accrued interest and other liabilities                             35,302                33,024
                                                              -----------           -----------
         TOTAL LIABILITIES                                      3,600,283             3,568,154
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 46,925,351 in 2000 and 46,869,107 in 1999              374,327               373,447
Retained earnings                                                  28,306                 5,904
Accumulated comprehensive income                                   (3,821)               (6,398)
Restricted stock awards                                              (950)                 (414)
Treasury stock, at cost, 650,110 in 2000 and 0
   Shares in 1999                                                 (11,831)                    0
                                                              -----------           -----------
       TOTAL SHAREHOLDERS' EQUITY                                 386,031               372,539
                                                              -----------           -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 3,986,314           $ 3,940,693
                                                              ===========           ===========



                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                         Nine months ended                           Three months ended
                                                           September 30,                                September 30,
                                                -----------------------------------          ----------------------------------
                                                    2000                   1999                  2000                  1999
                                                ------------           ------------          ------------          ------------
INTEREST INCOME
  Loans, including fees                         $    207,432           $    182,946          $     70,989          $     63,979
  Investment securities
    Taxable                                           20,752                 17,614                 7,426                 5,854
    Tax-exempt                                         6,395                  6,958                 2,090                 2,304
                                                ------------           ------------          ------------          ------------
      Total investment interest                       27,147                 24,572                 9,516                 8,158
  Interest-bearing deposits with
    other banks                                          548                    204                   194                    59
  Federal funds sold and securities
    purchased under agreements to resell                 170                    294                    57                    78
                                                ------------           ------------          ------------          ------------
      TOTAL INTEREST INCOME                          235,297                208,016                80,756                72,274
INTEREST EXPENSE
  Deposits                                            83,982                 71,988                30,280                24,221
  Short-term borrowings                               16,805                  8,413                 5,786                 4,395
  Long-term borrowings                                 6,097                  4,866                 2,240                 1,653
                                                ------------           ------------          ------------          ------------
      TOTAL INTEREST EXPENSE                         106,884                 85,267                38,306                30,269
                                                ------------           ------------          ------------          ------------
      NET INTEREST INCOME                            128,413                122,749                42,450                42,005
  Provision for loan losses                            7,257                  6,027                 2,674                 2,117
                                                ------------           ------------          ------------          ------------
      Net interest income after
        provision for loan losses                    121,156                116,722                39,776                39,888
NONINTEREST INCOME
  Service charges on deposit accounts                 13,866                 12,027                 4,912                 4,275
  Trust income                                        10,782                  9,950                 3,611                 3,255
  Investment securities gains                             37                     56                    12                     9
  Other                                                7,880                  8,547                 3,028                 2,954
                                                ------------           ------------          ------------          ------------
     Total noninterest income                         32,565                 30,580                11,563                10,493
NONINTEREST EXPENSES
  Salaries and employee benefits                      48,600                 45,714                15,455                15,554
  Net occupancy expenses                               5,547                  5,323                 1,871                 1,806
  Furniture and equipment expenses                     4,791                  4,703                 1,620                 1,575
  Data processing expenses                             5,434                  4,842                 1,651                 1,567
  Deposit insurance expense                              386                    418                   124                   125
  State taxes                                          1,833                  1,567                   602                   577
  Amortization of intangibles                          2,531                  2,784                   837                   917
  Merger and restructuring                              (353)                 6,930                     0                     0
  Other                                               19,749                 19,487                 6,583                 6,793
                                                ------------           ------------          ------------          ------------
     Total noninterest expenses                       88,518                 91,768                28,743                28,914
                                                ------------           ------------          ------------          ------------
Income before income taxes                            65,203                 55,534                22,596                21,467
Income tax expense                                    21,815                 19,203                 7,427                 6,932
                                                ------------           ------------          ------------          ------------
     NET EARNINGS                               $     43,388           $     36,331          $     15,169          $     14,535
                                                ============           ============          ============          ============

Net earnings per share-basic                    $       0.93           $       0.78          $       0.33          $       0.31
                                                ============           ============          ============          ============

Net earnings per share-diluted                  $       0.93           $       0.77          $       0.33          $       0.31
                                                ============           ============          ============          ============

Cash dividends declared per share               $       0.45           $       0.41          $       0.15          $       0.14
                                                ============           ============          ============          ============

Average basic shares outstanding                  46,543,979             46,842,241            46,313,272            46,857,834
                                                ============           ============          ============          ============

Average diluted shares outstanding                46,630,579             46,981,464            46,396,280            46,972,639
                                                ============           ============          ============          ============


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                        Nine months ended
                                                                          September 30,
                                                                   -----------------------------
                                                                     2000                1999
                                                                   ---------           ---------
OPERATING ACTIVITIES
  Net earnings                                                     $  43,388           $  36,331
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                          7,257               6,027
    Provision for depreciation and amortization                        7,384               6,930
    Net amortization of investment security
      premiums and accretion of discounts                               (379)                166
    Realized investment security gains                                   (37)                (56)
    Originations of mortgage loans held for sale                    (147,652)           (171,273)
    Gains from sales of mortgage loans held for sale                    (754)             (2,374)
    Proceeds from sale of mortgage loans held for sale               148,406             173,647
    Deferred income taxes                                               (157)              1,914
    Increase in interest receivable                                   (3,135)             (4,106)
    Increase in cash surrender value of life insurance                (5,927)            (16,609)
    Decrease (increase) in prepaid expenses                           (1,213)              1,233
    (Decrease) increase in accrued expenses                             (806)              1,363
    Increase (decrease) in interest payable                            2,975                (576)
    Other                                                             (3,383)             (2,629)
                                                                   ---------           ---------
      Net cash provided by operating activities                       45,967              29,988
INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available-for-sale                                                    0              14,482
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                         42,969             119,866
  Purchases of investment securities available-for-sale              (65,236)           (114,679)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                            6,707               6,110
  Purchases of investment securities held-to-maturity                 (3,005)               (906)
  Net decrease in interest-bearing deposits
     with other banks                                                 (6,623)            (10,061)
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                              2,974               7,759
  Net increase in loans and leases                                   (78,036)           (341,441)
  Recoveries from loans and leases previously charged off              1,775               3,050
  Proceeds from disposal of other real estate owned                    2,035                 369
  Purchases of premises and equipment                                 (4,309)             (5,345)
                                                                   ---------           ---------
      Net cash used in investing activities                         (100,749)           (320,796)
FINANCING ACTIVITIES
  Net increase in total deposits                                      91,206              49,079
  Net (decrease) increase in short-term borrowings                   (66,334)            231,764
  Increase in long-term borrowings                                     4,979              31,568
  Cash dividends declared                                            (20,987)            (18,540)
  Purchase of common stock                                           (11,831)                  0
  Proceeds from exercise of stock options, net of shares
     purchased                                                           108                 693
                                                                   ---------           ---------
      Net cash provided by financing activities                       (2,859)            294,564
                                                                   ---------           ---------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (57,641)              3,756
 Cash and cash equivalents at beginning of period                    225,837             164,500
                                                                   ---------           ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 168,196           $ 168,256
                                                                   =========           =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Nine months ended
                                                                 September 30,
                                                          --------------------------
                                                            2000              1999
                                                          --------          --------
Supplemental disclosures
  Interest paid                                           $103,910          $ 85,842
                                                          ========          ========
  Income taxes paid                                       $ 24,746          $ 16,955
                                                          ========          ========
  Recognition of deferred tax liabilities
      attributable to FASB Statement No. 115              $  1,612          $  3,039
                                                          ========          ========
  Acquisition of other real estate owned through
      foreclosure                                         $  1,389          $    529
                                                          ========          ========
  Issuance of restricted stock award                      $    773          $    146
                                                          ========          ========
  Securitization of loans                                 $ 40,737          $      0
                                                          ========          ========
  Non-cash transfer from securities available-
      for-sale to securities held-to-maturity             $      0          $  4,020
                                                          ========          ========


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)



                                                                  Nine months ended
                                                                    September 30,
                                                            -----------------------------
                                                              2000                1999
                                                            ---------           ---------

Balances at January 1, as restated                          $ 372,539           $ 358,265
Net Earnings                                                   43,388              36,331
Other comprehensive income, net of taxes:
Changes in unrealized gains on securities,
   Available for sale                                           2,577              (8,936)
                                                            ---------           ---------
Comprehensive income                                           45,965              27,395
Cash dividends declared                                       (20,987)            (18,540)
Purchase of common stock                                      (11,831)                  0
Exercise of stock options, net of shares purchased                108                 693
Amortization of restricted stock awards                           237                 127
                                                            ---------           ---------
Balance at September 30                                     $ 386,031           $ 367,940
                                                            =========           =========




                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. ("Bancorp"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a financial holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, First Finance Mortgage Company of Southwestern Ohio (d.b.a. Community First Finance), Farmers State Bank, National Bank of Hastings, Vevay Deposit Bank, Sand Ridge Bank, Hebron Deposit Bank, First Financial Service Corporation, and Ohio City Insurance Agency. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 2000, Bancorp had issued standby letters of credit aggregating $22,454,000 compared to $18,028,000 issued as of December 31, 1999. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $496,297,000 at September 30, 2000 and $508,366,000 at December 31, 1999. Management does not anticipate any material losses as a result of these commitments.


NOTE 3: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the nine months ended September 30, 2000 and 1999 are shown in the table below.

                                                       Nine months ended
                                                         September  30,
                                                   -------------------------
                                                     2000             1999
                                                   -------          --------

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising
       during period                               $2,629           $(8,867)
Less: reclassification adjustment
      for gains included in net income                 52                69
                                                   ------           -------
 Other comprehensive income (loss)                 $2,577           $(8,936)
                                                   ======           =======


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

The components of these charges and the remaining unpaid amounts at December 31, 1999 and September 30, 2000 are shown in the following table. During the first nine months, based on current information, estimated liabilities associated with the merger and restructuring charges were reduced by $353,000. As of September 30, 2000, of the four facilities to be disposed of, two properties have been sold, Bancorp has decided to retain one property for use in another capacity, and one facility remains to be sold. Bancorp expects that the remaining balance in the liability account will be substantially utilized during 2000.

                                          Charges                    Remaining
                                          Accrued      Liability     Liability
Description of Charges                    in 1999      12/31/99       9/30/00
----------------------                    -------      --------       -------
                                                (Dollars in thousands)

Merger costs                              $2,899        $  219        $  0
Disposals of property                      1,574           115          95
Discontinued product line                  1,100           167         104
Operations/affiliate restructuring         1,357           523          58
                                          ------        ------        ----
         Total                            $6,930        $1,024        $257
                                          ======        ======        ====

NOTE 5:  SUBSEQUENT EVENTS

On October 24, 2000, Bancorp's Board of Directors authorized an additional stock repurchase program to repurchase up to five percent, or approximately 2.3 million, of the outstanding shares of First Financial Bancorp common stock in the open market or in privately negotiated transactions. The share purchase program is for general corporate purposes including future stock dividends. At valuation levels at the time of announcement, Bancorp believes stock repurchase provides an attractive investment opportunity in addition to managing its strong capital position. Stock repurchases at price levels at the time of announcement will be accretive to earnings per share and return on equity, thereby enhancing long-term shareholder value.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                                        2000                                     1999
                                                   --------------------------------------------       ---------------------------
                                                     SEP. 30          JUN. 30          MAR. 31         DEC. 31           SEP. 30
                                                     -------          -------          -------         -------           -------
                                                                                  (DOLLARS IN THOUSANDS)

NET EARNINGS                                       $   15,169       $   14,349       $   13,870       $   13,992       $   14,535
NET EARNINGS PER SHARE-BASIC                             0.33             0.31             0.30             0.30             0.31
NET EARNINGS PER SHARE-DILUTED                           0.33             0.31             0.30             0.30             0.31
NET EARNINGS PER SHARE-DILUTED-CASH BASIS (a)            0.34             0.32             0.31             0.31             0.32
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                        3,087,025        3,087,245        3,066,552        3,022,313        2,933,882
  INVESTMENT SECURITIES                               587,117          569,683          536,148          531,709          549,441
  OTHER EARNING ASSETS                                 15,358           19,624           13,304           13,958           12,787
                                                   ----------       ----------       ----------       ----------       ----------
    TOTAL EARNING ASSETS                            3,689,500        3,676,552        3,616,004        3,567,980        3,496,110
  TOTAL ASSETS                                      3,980,154        3,965,393        3,904,639        3,865,437        3,757,969
  DEPOSITS                                          3,032,342        3,037,649        2,990,226        2,985,289        2,892,952
  SHAREHOLDERS' EQUITY                                380,200          374,507          372,424          369,442          366,022
KEY RATIOS
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS                 9.55%            9.44%            9.54%            9.56%            9.74%
  RETURN ON AVERAGE TOTAL ASSETS                         1.52%            1.46%            1.43%            1.44%            1.53%
  RETURN ON AVERAGE EQUITY                              15.87%           15.41%           14.98%           15.03%           15.75%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)             4.71%            4.88%            4.88%            4.86%            4.92%


(a) EXCLUDING THE EFFECT OF AMORTIZATION OF GOODWILL AND CORE DEPOSITS, TAX EFFECTED WHEN APPLICABLE. THE CASH BASIS CALCULATIONS WERE SPECIFICALLY FORMULATED BY BANCORP AND MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.

NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. Year-to-date net interest income on a fully tax equivalent basis increased 4.25%, while the third quarter 2000 increased 0.76% over the same quarter in 1999. The principal reason for these increases was an increase in earning assets, the effects of which were somewhat offset by a decrease in the net interest margin. From a linked quarter basis (third quarter 2000 compared to second quarter 2000) net interest income on a fully tax equivalent basis decreased $948,000 or 2.13%. Factors contributing to the decrease from the preceding quarter included funding cost. The increased funding cost was a result of pressure prevalent throughout the financial services industry due in part to the interest rate environment and to one additional day of interest expense in the third quarter compared to the second quarter. Additionally, higher loan fees were received in the second quarter than in the third quarter.

                                                                    QUARTER ENDED
                                                            2000                        1999
                                               -----------------------------     ------------------
                                               SEP. 30    JUN. 30    MAR. 31     DEC. 31    SEP. 30
                                               -------    -------    -------     -------    -------
                                                               (DOLLARS IN THOUSANDS)

INTEREST INCOME                                $80,756    $78,774    $75,767     $74,382    $72,274
INTEREST EXPENSE                                38,306     35,406     33,172      31,927     30,269
                                               -------    -------    -------     -------    -------
  NET INTEREST INCOME                           42,450     43,368     42,595      42,455     42,005
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME     1,205      1,235      1,246       1,278      1,318
                                               -------    -------    -------     -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $43,655    $44,603    $43,841     $43,733    $43,323
                                               =======    =======    =======     =======    =======

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, an increase in volume had a significant impact on both interest income and interest expense for the nine months ended September 30, 2000 in comparison to 1999. The increase in volume had more impact on interest income than interest expense. However, the recent increase in rates affected interest expense more than interest income, giving a negative effect to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                           NINE MONTHS                         THREE MONTHS
                              ENDED        CHANGE DUE TO:          ENDED          CHANGE DUE TO:
                          SEP. 30, 2000  -------------------   SEP. 30, 2000   -----------------
                            OVER 1999      RATE      VOLUME      OVER 1999       RATE      VOLUME
                          -------------  --------   --------   -------------   --------   -------
                                                    (DOLLARS IN THOUSANDS)

   INTEREST INCOME         $  27,281     $  9,012   $ 18,269    $  8,482      $  4,370   $  4,112
   INTEREST EXPENSE           21,617       12,824      8,793       8,037         6,176      1,861
                           ----------    ---------  ---------   ---------     ---------  --------
   NET INTEREST INCOME     $   5,664     $ (3,812)  $  9,476    $    445      $ (1,806)  $  2,251
                           ==========    =========  =========   =========     =========  ========


OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 2000 was $43,336,000 which was an increase of $7,074,000 or 19.5% over that reported in the same period in 1999. The 2000 net operating income included a non-recurring expense of $700,000 related to the in-market consolidation of two of Bancorp's affiliates (Home Federal Bank, a Federal Savings Bank, into First National Bank of Southwestern
Ohio). The 1999 net operating income included merger and restructuring charges of $6,930,000 as discussed in Note 4. Net operating income, excluding the non-recurring expense in 2000 and the merger and restructuring charges in 1999, increased $2,081,000 or 4.99% over 1999. The increase in net operating income, excluding the non-recurring items, can be primarily attributed to an increase in net interest income of $5,663,000 or 4.61% for the first nine months of 2000 compared to the same period in 1999. The increase in net interest income was driven by loan growth. The provision for loan losses increased 20.4% over 1999 while the allowance for loan losses ratio increased to 1.32% from 1.30%. Noninterest income excluding securities transactions for the first nine months of 2000 increased $2,004,000 or 6.57% over the comparable period in 1999. Continued strong growth in service charges on deposit accounts was offset by a decrease in gain on loan sales. Gains on loan sales recorded in other noninterest income were down $1,630,000 from the prior year due to the interest rate environment. The increase in trust fees was less than has been the trend due to lower market values on several large holdings. Noninterest expense, excluding the Home Federal related accrual in 2000 and the merger and restructuring charge in 1999, increased $2,979,000 or approximately 4.00% primarily as a result of increased salary and benefit expenses. The $700,000 accrual in 2000 for the Home Federal consolidation relates primarily to severance and therefore, was recorded in salary and benefits expenses.

Net operating income for the third quarter of 2000 increased $654,000 or 4.51% over the same three month period in 1999. The increase for the quarter was due to increased net interest income and increases in all major noninterest income categories coupled with a slight decrease in noninterest expense. The favorable variances were partially offset by an increase in the provision for loan losses.

INCOME TAXES

For the first nine months of 2000, income tax expense was $21,815,000 compared to $19,203,000 for the same period in 1999, or an increase of $2,612,000. In 2000, $21,830,000 of the tax expense was related to operating income with a tax benefit of $15,000 related to securities transactions. In the first nine months of 1999, income tax expense related to operating income was $19,216,000, with a tax benefit related to securities transactions of $13,000. The higher effective tax rate in 1999 was primarily attributable to merger expenses not being an allowed taxable deduction.

Income tax expense for the third quarter of 2000 was $7,427,000 compared to $6,932,000 for the same period in 1999, which was an increase of $495,000. Tax expense relating to operating income totaled $7,423,000 and $6,951,000 for the quarters ended September 30, 2000 and 1999, respectively, with a tax expense related to securities transactions of $4,000 in 2000 and a tax benefit of $19,000 in 1999.


NET EARNINGS

Net earnings for the first nine months of 2000 were $43,388,000 or 19.4% greater than that recorded during the same period in 1999. Net earnings excluding the 2000 Home Federal accrual for its merger with First Southwestern and the 1999 merger and restructuring charges were $2,079,000 or 4.98% greater than the prior year for reasons discussed in the Operating Results section. Net securities gains through September 30, 2000 were $52,000 compared to $69,000 for the period ending September 30, 1999.

Net earnings for the three months ended September 30, 2000 were $15,169,000 or 4.36% greater than the same period in 1999. Net securities gains for the third quarter of 2000 and 1999 were $8,000 and $28,000, respectively.


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

At September 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $6,547,000 and $1,761,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $3,222,000 at September 30, 2000 and $492,000 at September 30, 1999. At September 30, 2000 and 1999,
there were $35,000 and $31,000, respectively, that as a result of write-downs, did not have an allowance for loan losses. The average recorded investment in impaired loans for the respective nine months and quarters ended September 30, 2000 and 1999, was approximately $5,228,000 and $6,709,000 for 2000 and
$3,299,000 and $2,479,000 in 1999. For the nine months and quarter ended September 30, 2000, Bancorp recognized interest income on those impaired loans of $58,000 and $20,000 compared to $40,000 and $8,000 for the same periods in 1999. Bancorp recognizes income on impaired loans using the cash basis method. The table on the following page indicates the activity in the allowance for loan losses for the quarters presented.

                                                              QUARTER ENDED
                                                        1999                                   1999
                                      ---------------------------------------         -----------------------
                                      SEP. 30         JUN. 30         MAR. 31         DEC. 31         SEP. 30
                                      -------         -------        --------         -------         -------

                                                          (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING OF PERIOD        $ 40,238        $ 40,192        $ 39,340        $ 38,729        $ 37,505
PROVISION FOR LOAN LOSSES                2,674           2,222           2,361           3,205           2,117
LOANS CHARGED OFF                       (2,993)         (2,803)         (2,089)         (3,113)         (1,869)
RECOVERIES                                 568             627             580             519             976
                                      --------        --------        --------        --------        --------
  NET CHARGE OFFS                       (2,425)         (2,176)         (1,509)         (2,594)           (893)
                                      --------        --------        --------        --------        --------
BALANCE AT END OF PERIOD              $ 40,487        $ 40,238        $ 40,192        $ 39,340        $ 38,729
                                      ========        ========        ========        ========        ========

RATIOS:
  ALLOWANCE TO PERIOD END LOANS,
    NET OF UNEARNED INCOME                1.32%           1.30%           1.31%           1.30%           1.30%
  RECOVERIES TO CHARGE OFFS              18.98%          22.37%          27.76%          16.67%          52.22%
  ALLOWANCE AS A MULTIPLE OF
    NET CHARGE OFFS                      16.70X          18.49X          26.63X          15.17X          43.37X



NONPERFORMING/UNDERPERFORMING ASSETS

The table below shows the categories which are included in nonperforming and underperforming assets.

Nonperforming assets have increased $5,982,000 in the third quarter of 2000 when compared to the third quarter of 1999. The trend in nonperforming assets as a percent of loans has remained relatively stable, while increasing slightly over the last several quarters. In the third quarter of 2000 when compared to the third quarter of 1999, restructured loans have decreased $633,000 primarily due to one unsecured commercial loan that was moved to nonaccrual status the first quarter of 2000. Nonaccrual loans have increased $6,050,000, which is composed primarily of commercial, multi-family and 1-4 family residential investment properties. Other real estate owned increased $565,000 in the third quarter of 2000 compared to the third quarter of 1999, primarily from foreclosures on commercial, multi-family and 1-4 family residential mortgage loans. Accruing loans past due 90 days or more increased $1,775,000. This increase was comprised of some 12 loans of which approximately 65% were secured by residential mortgages. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as "Accruing loans 90 days or more past due" until they become current.

                                                             QUARTER ENDED
                                                     2000                           1999
                                        -------------------------------     -------------------
                                        SEP. 30     JUN. 30     MAR. 31     DEC. 31     SEP. 30
                                        -------     -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)

NONACCRUAL LOANS                        $16,480     $15,586     $15,019     $11,283     $10,430
RESTRUCTURED LOANS                          721         676         637       2,244       1,354
OREO/ISF*                                   919       1,345       1,551       1,707         354
                                        -------     -------     -------     -------     -------
  TOTAL NONPERFORMING ASSETS             18,120      17,607      17,207      15,234      12,138
ACCRUING LOANS PAST DUE
  90 DAYS OR MORE                         5,093       2,875       2,252       2,777       3,318
                                        -------     -------     -------     -------     -------
  TOTAL UNDERPERFORMING ASSETS          $23,213     $20,482     $19,459     $18,011     $15,456
                                        =======     =======     =======     =======     =======

NONPERFORMING ASSETS AS A PERCENT
  OF LOANS, NET OF UNEARNED INCOME
  PLUS OREO/ISF                           0.59%       0.57%       0.56%       0.50%       0.41%
                                        =======     =======     =======     =======     =======
UNDERPERFORMING ASSETS AS A PERCENT
  OF LOANS, NET OF UNEARNED INCOME
  PLUS OREO/ISF                           0.76%       0.66%       0.64%       0.59%       0.52%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. At the end of the third quarter of 2000 Bancorp's deposit liabilities had increased by 3.04% from December 31, 1999. Another source of funding is through short-term borrowings. Bancorp's short-term borrowings decreased to $315,784,000 at September 30, 2000, compared to $382,118,000 at December 31, 1999.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2000, securities maturing in one year or less amounted to $32,856,000, representing 5.61% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2000, amounted to $710,894,000, representing 17.8% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 2000, Bancorp had classified $557,395,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $4,309,000 for the first nine months of 2000. In addition, remodeling is a planned and ongoing process given the 112 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 2000 were approximately $2,926,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.


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

Bancorp's Tier I ratio at September 30, 2000, was 12.1%, its Total risked-based capital was 13.4% and its Leverage ratio was 8.98%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the Total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

                                                                   QUARTER ENDED
                                                          2000                             1999
                                          ------------------------------------   ----------------------
                                            SEP. 30      JUN. 30      MAR. 31     DEC. 31       SEP. 30
                                          ----------   ----------   ----------   ----------   ---------
TIER I CAPITAL:                                                (DOLLARS IN THOUSANDS)

SHAREHOLDER'S EQUITY                      $  386,031   $  377,459   $  373,186   $  372,539   $  367,940
  LESS:  INTANGIBLE ASSETS                    35,675       36,256       36,854       37,610       38,364
  LESS:  UNREALIZED NET SECURITIES
         LOSSES                               (3,821)     (6,870)      (7,165)      (6,398)      (3,987)
                                          -----------  ----------   ----------   ----------   ----------
TOTAL TIER I CAPITAL                      $  354,177   $  348,073   $  343,497   $  341,327   $  333,563
                                          ==========   ==========   ==========   ==========   ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  354,177   $  348,073   $  343,497   $  341,327   $  333,563
QUALIFYING ALLOWANCE FOR LOAN LOSSES          36,578       36,826       36,295       35,636       35,280
                                          ----------   ----------   ----------    ---------   ----------
TOTAL RISK-BASED CAPITAL                  $  390,755   $  384,899   $  379,792   $  376,963   $  368,843
                                          ==========   ==========   ==========   ==========   ==========

RISK WEIGHTED ASSETS                      $2,922,338   $2,942,675   $2,899,705   $2,847,221   $2,818,936
                                          ==========   ==========   ==========   ==========   ==========

RISK-BASED RATIOS:
  TIER I                                      12.12%       11.83%       11.85%       11.99%       11.83%
                                          ==========   ==========   ==========   ==========   ==========

  TOTAL RISK-BASED CAPITAL                    13.37%       13.08%       13.10%       13.24%       13.08%
                                          ==========   ==========   ==========   ==========   ==========

  LEVERAGE                                     8.98%        8.86%        8.88%        8.92%        9.04%
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

                            PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Agreement between Stanley N. Pontius and First Financial Bancorp. dated August 4, 2000.

                  10.2 Agreement between Michael R. O'Dell and First Financial Bancorp. dated August 4, 2000.

                  10.3 Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000.

                  10.4 Agreement between Michael T. Riley and First Financial Bancorp. dated August 4, 2000.

                  10.5 Agreement between Brian D. Moriarty and First Financial Bancorp. dated August 4, 2000.

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 2000, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         FIRST FINANCIAL BANCORP.
                                         ------------------------
                                         (Registrant)



/s/ Michael R. O'Dell                     /s/ C. Douglas Lefferson
-------------------------------           ------------------------
Michael R. O'Dell, Senior Vice            C. Douglas Lefferson
President, Chief Financial                Comptroller
Officer and Secretary                     (Principal Accounting Officer)


Date     November 8, 2000                 Date      November 8, 2000
     --------------------------                 ---------------------