Form 10-K
period 2000-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2001-03-20
CIK 708955

Part I
PART II
PART III
PART IV
EX-10.10 First Financial Director Fee Stock Plan
EX-13 Annual Report
EX-21 First Financial Bancorp Subsidiaries
EX-23 Consent of Ernst & Young LLP Indpt. Auditors

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 High Street Hamilton, Ohio (Address of principal executive offices)	45011 (Zip Code)

Registrant’s telephone number, including area code: (513) 867-4700

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

Yes   X        No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

      As of February 26, 2001, there were issued and outstanding 45,788,371 shares of registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of February 26, 2001, was $726,890,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Documents Incorporated by Reference:

      Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

      Portions of the proxy statement dated March 20, 2001 for the annual meeting of shareholders to be held April 24, 2001 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

Part I

Item 1. Business.

First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (Bancorp), is a financial holding company that engages in the business of commercial banking, and other permissible activities that are financial in nature, through seventeen wholly owned subsidiary institutions: First National Bank of Southwestern Ohio (First Southwestern), Bright National Bank (Bright National), and National Bank of Hastings (Hastings), all national banking associations, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Union Bank & Trust Company (Union Bank), Peoples Bank and Trust Company (Peoples Bank), Farmers State Bank (Farmers), Vevay Deposit Bank (Vevay), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, Hebron Deposit Bank (Hebron), a Kentucky banking corporation, and Fidelity Federal Savings Bank (Fidelity Federal), a federal savings bank. First Finance Mortgage Company of Southwestern Ohio (First Finance) is Bancorp’s only finance company, First Financial Bancorp Service Corporation (Service Corporation) is Bancorp’s operations subsidiary, and Ohio City Insurance Agency, Inc. (Ohio City) is Bancorp’s insurance agency. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its seventeen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 19 of Bancorp’s Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see “Subsidiaries” on pages F-2 and F-3.

Originally formed as a bank holding company, Bancorp elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLBA) effective April 13, 2000. As a financial holding company, Bancorp is limited to conducting activities that are financial in nature as defined under the GLBA. Bancorp’s activities are subject to strict regulation by various state and federal regulatory authorities including the Board of Governors of the Federal Reserve System (Board fo Governors) which, in accordance with the GLBA, serves as an “umbrella supervisor” to all financial holding companies (see “Regulation” on page F-3).

Bancorp faces strong competition from both financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, also offer a wide range of loan and deposit services that are directly competitive with those offered by Bancorp’s subsidiaries. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Bancorp’s subsidiaries. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from entities other than financial institutions will continue to grow.

The range of banking services provided by Bancorp’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. First Southwestern, Community First, Indiana Lawrence, Union Bank, Clyde, Bright

National, and Sand Ridge also offer lease financing. In addition, Bancorp's financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp’s subsidiaries, excluding the savings banks, the finance company, the insurance agency, and the service corporation. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment—the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

At December 31, 2000, Bancorp and its subsidiaries employed 1,789 employees.

Bancorp’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-4700.

Subsidiaries

The following table lists each of Bancorp’s subsidiaries, their acquisition dates, total deposits, the number of offices that each subsidiary has, and the number of ATMs owned by each subsidiary:

		Deposits
	Acquisition	12/31/00	Number of	Number of
Subsidiary/Location	Date	($ in 000)	Offices	ATMs

First Southwestern/

Hamilton, Ohio	04/26/83	$1,079,278	34	37

Community First/

Celina/Van Wert, Ohio	04/29/83	658,203	23	14

Indiana Lawrence/

North Manchester, Indiana	09/01/89	139,348	8	3

Fidelity Federal/

Marion, Indiana	09/21/90	81,816	3	1

Citizens First/

Hartford City, Indiana	10/01/90	88,750	6	4

Union Bank/

North Vernon, Indiana	01/04/93	105,816	3	4

Clyde/

Clyde, Ohio	06/01/94	80,353	3	3

Peoples Bank/

Sunman, Indiana	07/16/95	96,717	4	3

Bright National/

Flora, Indiana	10/01/95	135,540	7	6

First Finance/

Fairfield, Ohio	05/08/96	N/A	3	N/A

		Deposits
	Acquisition	12/31/00	Number of	Number of
Subsidiary/Location	Date	($ in 000)	Offices	ATMs

Farmers/

Liberty, Indiana	12/01/96	54,214	4	2

Hastings/

Hastings, Michigan	01/01/97	54,199	2	3

Vevay/

Vevay, Indiana	06/01/97	50,323	3	3

Sand Ridge/

Highland, Indiana	06/01/99	446,094	6	19

Hebron/

Hebron, Kentucky	06/01/99	93,831	3	4

Service Corporation/

Middletown, Ohio	06/01/99	N/A	1	0

Ohio City/

Ohio City, Ohio	12/29/00	N/A	1	0

In July 2000, Bancorp merged its wholly-owned subsidiary, Home Federal Bank, a Federal Savings Bank, Hamilton, Ohio, into another of its wholly-owned subsidiaries, First Southwestern, as an in-market consolidation.

Regulation

First Southwestern, Bright National and Hastings, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Community First, Clyde, Peoples Bank, Bright National, and Hastings are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First is also subject to regular examination by the Federal Reserve System. Indiana Lawrence, Citizens First, Union Bank, Peoples Bank, Farmers, Vevay, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Hebron is subject to supervision and regular examination by the Kentucky Department of Financial Institutions. Fidelity Federal, as a federal savings bank, is subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. First Finance is subject to supervision and regular examinations by the State of Ohio Division of Consumer Finance. Ohio City is subject to licensing and other requirements imposed by the Ohio Department of Insurance. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

To the extent that the following information consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

As a bank holding company that has elected status as a financial holding company, Bancorp is subject to the provisions of the Bank Holding Company Act of 1956 as amended (the Act). The Act requires bank holding companies to register under the Act and to be subject to supervision and examination by the Board of Governors. Bancorp is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Following the passage of Financial Institutions Reform, Recovery, and Enforcement Act of 1989, bank holding companies may acquire thrift institutions subject to approval by the Board of Governors and the Office of Thrift Supervision and ongoing regulation and examination by the Office of Thrift Supervision. As a financial holding company located in the State of Ohio, Bancorp is not permitted to acquire a bank located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana, Michigan, and Kentucky. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

The Act was amended by the Gramm-Leach-Bliley Act of 1999 (the GLBA), which was enacted on November 12, 1999. The GLBA also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the GLBA, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The GLBA allows financial holding companies to engage in certain financial activities that are not permitted for bank holding companies. The GLBA provides a list of activities that are “financial in nature” and therefore permitted for financial holding companies. The list includes: lending, investing or safeguarding money or securities; underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing financial or investment advice; issuing or selling interests in pools of assets that a bank could hold; underwriting, dealing or making markets in securities; and, subject to certain conditions, merchant banking or insurance portfolio investing. The Board of Governors has the authority to determine that other activities are permitted for financial holding companies, if those activities satisfy certain criteria.

On April 13, 2000, Bancorp’s election with the Board of Governors to become a financial holding company became effective. Bancorp may now take advantage of the expanded activities available to financial holding companies.

The GLBA establishes the concept of functional regulation for bank holding companies and financial holding companies, which means that the authority to regulate will be determined by the nature of the activity involved. Bank holding companies, financial holding companies and their subsidiaries will be supervised by the regulatory agency that has traditionally regulated the particular activity in question, while the Board of Governors will serve as an “umbrella supervisor.” However, if Bancorp expands its activities into new areas, those activities may be subject to the supervision of regulatory agencies that have not previously supervised Bancorp’s activities.

The earnings of banks, and therefore the earnings of Bancorp (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors. An important function of the Board of Governors is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

Monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of Bancorp cannot accurately be predicted.

Bancorp makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

Item 2. Properties.

The registrant and its subsidiaries operate from 63 offices in Ohio, including Bancorp’s executive office in Hamilton, Ohio, 45 offices in Indiana, three in Kentucky and two in Michigan. Twenty-nine of the offices are located in Butler County, Ohio, of which four branches are built on leased land and ten branches wherein the land and building are leased. Excess space in one facility is leased to third parties. Four offices are located in Hamilton County, Ohio wherein the land and building are leased for two of the offices. Three offices are located in Auglaize county, of which one building is leased and where part of the land is leased for one office. Seven offices are located in Mercer County, Ohio, five in Van Wert County, Ohio, two in Preble County, Ohio, three in Warren County, Ohio, two in Sandusky County, Ohio, two in Paulding County, Ohio, one in Allen County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which one office is built on leased land with a purchase option on the land. Six offices are in Lake County, Indiana of which three are leased. Three offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, four in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, four in Carroll County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, two in Rush County, Indiana, one in Clinton County, Indiana, one in Ripley County, Indiana, one in Dearborn County, Indiana, and three in Switzerland, County, Indiana. One office is located in Delaware County, Indiana, of which both the land and building are leased. One office is located in Barry County, Michigan and one in Allegan County, Michigan. Three offices are located in Boone County, Kentucky. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

Item 3. Legal Proceedings.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2000.

Additional Item — Executive Officers.

Shown in the table below are the Executive Officers of Bancorp as of December 31, 2000. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 24, 2001, or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

Name	Age	Position

Stanley N. Pontius	54	President and Chief Executive Officer, Director

Mark W. Immelt	55	Senior Vice President, Trust Services

Brian D. Moriarty	58	Senior Vice President, Human Resources

Michael R. O’Dell	49	Senior Vice President, Chief Financial Officer and Secretary

Michael T. Riley	50	Senior Vice President, Consumer Banking and Operations

C. Douglas Lefferson	36	First Vice President, Comptroller

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

Michael R. O’Dell became Senior Vice President, Chief Financial Officer and Secretary of Bancorp on January 12, 1996. He had served as Bancorp’s Comptroller since December 1994. Mr. O’Dell had served as Senior Vice President and Chief Financial Officer of First Southwestern from January 1996 to July 1997, and as First Vice President and Comptroller of First Southwestern from 1991 to January 1996.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

Bancorp had 4,726 common stock shareholders of record as of February 26, 2001. Bancorp’s common equity is listed on The Nasdaq Stock Market®. The information contained on page 31 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in response to this item.

Item 6. Selected Financial Data.

The information contained in Table 1 on page 2 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Management's Discussion and Analysis section, (pages 1 through 31) of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in response to this item.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues; income or loss; earnings or loss per share; the payment or non-payment of dividends; capital structure and other financial items, statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

The information contained on pages 10 and 11 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and report of independent auditors included on pages 13 through 30 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 31 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with accountants on any accounting or financial disclosure occurred during the periods covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information called for by Item 10 is contained under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 through 4 of Bancorp’s Proxy Statement, dated March 20, 2001 with respect to the Annual Meeting of Shareholders to be held on April 24, 2001, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to “Additional Item — Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.

Item 11. Executive Compensation.

The information appearing under “Meetings of the Board of Directors and Committees of the Board” on page 5, “Executive Compensation” on pages 7 through 13, and under “Compensation Committee Report” on pages 14 and 15 of Bancorp’s Proxy Statement dated March 20, 2001 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 through 4 of Bancorp’s Proxy Statement dated March 20, 2001 is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 26 of Bancorp’s Annual Report to Shareholders is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of the Report:		Page*

	(1)	Report of Ernst & Young LLP, Independent Auditors	30

		Consolidated Balance Sheets as of December 31, 2000 and 1999	13

		Consolidated Statements of Earnings for year ended December 31, 2000, 1999, and 1998	14

		Consolidated Statements of Cash Flows for year ended December 31, 2000, 1999, and 1998	15

		Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2000, 1999, and 1998	16

		Notes to Consolidated Financial Statements	17

	(2)	Financial Statement Schedules:

		Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*	The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2000 which are incorporated herein by reference.

(3) Exhibits:

Exhibit
Number

3.1	Articles of Incorporation, as amended as of April 27, 1999 and incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1999.

3.2	Amended and Restated Regulations, as of April 22, 1997 and incorporated herein by reference to Form 10-K for year ended December 31, 1997. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993 and incorporated herein by reference to Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998.

10.1	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.2	Agreement between Stanley N. Pontius and First Financial Bancorp. dated August 4,2000 and incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2000.

10.3	Agreement between Michael R. O’Dell and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2000.

10.4	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4,2000 and incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2000.

10.5	Agreement between Michael T. Riley and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2000.

10.6	Agreement between Brian D. Moriarty and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2000.

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, Dated April 24, 1997 and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

Exhibit
Number

10.9	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.10	First Financial Bancorp. Director Fee Stock Plan Amended and Restated effective February 27, 2001.

13	Registrant’s annual report to security holders for the year ended December 31, 2000.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Auditors.

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.

(b) Reports on Form 8-K:

During the fourth quarter of the year ended December 31, 2000, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:   /s/ Stanley N. Pontius
Stanley N. Pontius, Director
President and Chief Executive Officer

Date   2/27/01

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley N. Pontius	/s/ Michael R. O'Dell

Stanley N. Pontius, Director President and Chief Executive Officer	Michael R. O'Dell Senior Vice President, Chief Financial Officer, and Secretary

Date 2/27/01	Date 2/27/01

/s/ James C. Garland	/s/ Barry J. Levey

James C. Garland, Director	Barry J. Levey, Director

Date 2/27/01	Date 2/27/01

/s/ Barry S. Porter	/s/ Murph Knapke

Barry S. Porter, Director	Murph Knapke, Director

Date 2/27/01	Date 2/27/01

/s/ Martin J. Bidwell	/s/ Richard L. Alderson

Martin J. Bidwell, Director	Richard L. Alderson, Director

Date 2/27/01	Date 2/27/01

SIGNATURES (CONT’D)

/s/ F. Elden Houts	/s/ Steven C. Posey

F. Elden Houts, Director	Steven C. Posey, Director

Date 2/27/01	Date 2/27/01

/s/ Corinne R. Finnerty	/s/ Carl R. Fiora

Corinne R. Finnerty, Director	Carl R. Fiora, Director

Date 2/27/01	Date 2/27/01

/s/ Bruce E. Leep	/s/ Steven S. Marcum

Bruce E. Leep, Director	Steven S. Marcum, Director

Date 2/27/01	Date 2/27/01

/s/ Perry D. Thatcher	/s/ Donald M. Cisle

Perry D. Thatcher, Director	Donald M. Cisle, Director

Date 2/27/01	Date 2/27/01

/s/ Dan R. Dalton	/s/ C. Douglas Lefferson

Dan R. Dalton, Director	C. Douglas Lefferson, First Vice President and Comptroller

Date 2/27/01	Date 2/27/01