Form 10-Q
period 2001-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2001-05-14
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 2001
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               _________________    __________________

COMMISSION FILE NUMBER 0-12379
                       -------

                            FIRST FINANCIAL BANCORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              OHIO                                  31-1042001
  -------------------------------               -------------------
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    300 HIGH STREET, HAMILTON, OHIO                   45011
    -------------------------------                -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (513) 867-4700
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
                                    YES  X  NO
                                        ---    ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                           OUTSTANDING AT APRIL 30, 2001
   --------------------------                 -----------------------------
   COMMON STOCK, NO PAR VALUE                         47,709,239

                            FIRST FINANCIAL BANCORP.

                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I-FINANCIAL INFORMATION

           CONSOLIDATED BALANCE SHEETS -
            MARCH 31, 2001 AND DECEMBER 31, 2000                          1

           CONSOLIDATED STATEMENTS OF EARNINGS -
            THREE MONTHS ENDED MARCH 31, 2001 AND 2000                    2

           CONSOLIDATED STATEMENTS OF CASH FLOWS -
            THREE MONTHS ENDED MARCH 31, 2001 AND 2000                    3

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THREE MONTHS ENDED MARCH 31, 2001 AND 2000                    5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9


 PART II-OTHER INFORMATION


           ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                      15


 SIGNATURES                                                              16

                         PART I - FINANCIAL INFORMATION
                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)


                                                        March 31,   December 31,
                                                           2001         2000
                                                        ---------   ------------
ASSETS
Cash and due from banks                                $  137,845    $  182,058
Interest-bearing deposits with other banks                  3,459         3,248
Federal funds sold and securities purchased
  under agreements to resell                               63,240         4,040
Investment securities held-to-maturity, at cost
  (market value - $25,025 at March 31, 2001 and
   $25,433 at December 31, 2000)                           24,256        24,800
Investment securities available-for-sale,
  at market value                                         565,503       564,762
Loans
  Commercial                                              801,508       787,436
  Real estate-construction                                 82,569        97,571
  Real estate-mortgage                                  1,422,678     1,438,339
  Installment                                             603,891       618,489
  Credit card                                              21,869        24,182
  Lease financing                                          43,422        46,068
                                                       ----------    ----------
       Total loans                                      2,975,937     3,012,085
  Less
    Unearned income                                         4,081         4,019
    Allowance for loan losses                              39,541        39,349
                                                       ----------    ----------
       Net loans                                        2,932,315     2,968,717

Premises and equipment                                     57,708        58,466
Goodwill                                                   28,490        28,860
Other intangibles                                           8,953         8,878
Deferred income taxes receivable                                0           691
Accrued interest and other assets                          89,694        87,992
                                                       ----------    ----------
       TOTAL ASSETS                                    $3,911,463    $3,932,512
                                                       ==========    ==========
LIABILITIES
Deposits
  Noninterest-bearing                                  $  392,510    $  419,878
  Interest-bearing                                      2,740,889     2,731,550
                                                       ----------    ----------
       Total deposits                                   3,133,399     3,151,428
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         42,975        53,581
  Federal Home Loan Bank borrowings                        29,500        85,500
  Other                                                    14,428         7,487
                                                       ----------    ----------
       Total short-term borrowings                         86,903       146,568
Long-term borrowings                                      254,691       205,216
Deferred income taxes payable                               1,742             0
Accrued interest and other liabilities                     38,162        34,168
                                                       ----------    ----------
       TOTAL LIABILITIES                                3,514,897     3,537,380
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 48,573,757 in 2001 and 46,927,736 in 2000      396,767       374,336
Retained earnings                                          10,149        36,225
Accumulated comprehensive income                            5,819         1,955
Restricted stock awards                                    (3,391)      (16,518)
Treasury stock, at cost, 713,818 in 2001 and 940,610
   Shares in 2000                                         (12,778)         (866)
                                                       ----------    ----------
       TOTAL SHAREHOLDERS' EQUITY                         396,566       395,132
                                                       ----------    ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,911,463    $3,932,512
                                                       ==========    ==========


                See notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                        Three months ended
                                                             March 31
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
INTEREST INCOME
  Loans, including fees                                $  67,587 $   66,615
  Investment securities
    Taxable                                                7,107      6,320
    Tax-exempt                                             1,995      2,165
                                                       --------- ----------
      Total investment interest                            9,102      8,485
  Interest-bearing deposits with
    other banks                                               68        131
  Federal funds sold and securities
    purchased under agreements to resell                     242         41
                                                       --------- ----------
      Total interest income                               76,999     75,272
INTEREST EXPENSE
  Deposits                                                32,135     26,011
  Short-term borrowings                                    1,371      5,323
  Long-term borrowings                                     3,048      1,838
                                                       --------- ----------
      TOTAL INTEREST EXPENSE                              36,554     33,172
                                                       --------- ----------
      NET INTEREST INCOME                                 40,445     42,100
  Provision for loan losses                                2,528      2,361
                                                       --------- ----------
      Net interest income after
        provision for loan losses                         37,917     39,739
NONINTEREST INCOME
  Service charges on deposit accounts                      4,890      4,322
  Trust income                                             4,038      3,588
  Investment securities gains                                148         14
  Other                                                    3,785      3,027
                                                       --------- ----------
     Total noninterest income                             12,861     10,951
NONINTEREST EXPENSES
  Salaries and employee benefits                          16,042     16,316
  Net occupancy expenses                                   1,970      1,929
  Furniture and equipment expenses                         1,594      1,566
  Data processing expenses                                 1,770      1,976
  Deposit insurance expense                                  150        147
  State taxes                                                497        625
  Amortization of intangibles                                691        853
  Merger and restructuring                                     0       (353)
  Other                                                    7,121      6,666
                                                       --------- ----------
     Total noninterest expenses                           29,835     29,725
                                                       --------- ----------
Income before income taxes                                20,943     20,965
Income tax expense                                         6,930      7,095
                                                       --------- ----------
     NET EARNINGS                                      $  14,013  $  13,870
                                                       =========  =========
Net earnings per share-basic                           $    0.29  $    0.28
                                                      ========== ==========

Net earnings per share-diluted                         $    0.29  $    0.28
                                                      ========== ==========

Cash dividends declared per share                      $    0.15  $    0.14
                                                      ========== ==========

Average basic shares outstanding                      48,094,239 49,152,625
                                                      ========== ==========

Average diluted shares outstanding                    48,162,385 49,252,010
                                                      ========== ==========


                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                               Three months ended
                                                                     March 31,
                                                               ------------------
                                                                  2001       2000
                                                                  ----       ----
OPERATING ACTIVITIES
  Net earnings                                                 $ 14,013     $ 13,870
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                     2,528        2,361
    Provision for depreciation and amortization                   2,214        2,298
    Net amortization of investment security
      premiums and accretion of discounts                          (125)         (85)
    Realized investment security gains                             (148)         (14)
    Originations of mortgage loans held for sale                (30,162)     (17,957)
    Gains from sales of mortgage loans held for sale               (415)        (197)
    Proceeds from sale of mortgage loans held for sale           30,040       17,939
    Deferred income taxes                                           141           87
    Decrease (increase) in interest receivable                    1,800         (759)
    Increase in cash surrender value of life insurance           (1,079)      (4,047)
    Increase in prepaid expenses                                   (942)      (1,571)
    Increase in accrued expenses                                  3,295        5,113
    Increase in interest payable                                    212          798
    Increase (decrease) in dividends payable                        284       (6,980)
    Other                                                          (398)        (604)
                                                              ---------     --------
      Net cash provided by operating activities                  21,258       10,252
INVESTING ACTIVITIES
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                    62,263       12,307
  Purchases of investment securities available-for-sale         (56,670)     (68,084)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                       4,439        2,119
  Purchases of investment securities held-to-maturity            (3,800)      (2,120)
  Net decrease (increase) in interest-bearing deposits
     with other banks                                              (211)      (4,423)
  Net (increase) decrease in federal funds sold and securities
     purchased under agreements to resell                       (59,200)       5,170
  Net (decrease) increase in loans and leases                    32,948      (28,611)
  Recoveries from loans and leases previously charged off           550          580
  Proceeds from disposal of other real estate owned                 377          544
  Purchases of premises and equipment                            (1,204)      (1,353)
                                                              ---------     --------
      Net cash used in investing activities                     (20,508)     (83,871)
FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                     (18,029)      59,574
  Net decrease in short-term borrowings                         (59,665)      (8,572)
  Net increase (decrease) in long-term borrowings                49,475      (18,943)
  Cash dividends declared                                        (7,199)      (7,074)
  Purchase of common stock                                       (9,554)      (5,479)
  Proceeds from exercise of stock options, net of shares
     purchased                                                        9           17
                                                              ---------    ---------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (44,963)      19,523
                                                              ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS                   (44,213)     (54,096)
 Cash and cash equivalents at beginning of period               182,058      225,837
                                                              ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 137,845    $ 171,741
                                                              =========    =========

                   FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2001         2000
                                                           ---------    --------
Supplemental disclosures
  Interest paid                                            $ 36,342     $ 32,374
                                                           ========     ========
  Income taxes paid                                        $  2,325     $  2,763
                                                           ========     ========
  Recognition of deferred tax liabilities
      attributable to FASB Statement No. 115               $ (2,292)    $    369
                                                           ========     ========
  Acquisition of other real estate owned through
      foreclosure                                          $    376     $    450
                                                           ========     ========
  Issuance of restricted stock award                       $  2,826     $    772
                                                           ========     ========
  Securitization of loans                                  $      0     $ 27,206
                                                           ========     ========

                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in Thousands)


                                                    Three months ended
                                                          March 31,
                                                 ---------------------------
                                                    2001             2000
                                                 -----------     -----------
Balances at January 1                            $  395,132      $   372,539
Net Earnings                                         14,013           13,870
Other comprehensive income, net of taxes:
Changes in unrealized gains on securities,
   Available for sale                                 3,864             (767)
                                                 ----------      -----------
Comprehensive income                                 17,877           13,103
Cash dividends declared                              (7,199)          (7,074)
Purchase of common stock                             (9,554)          (5,479)
Exercise of stock options, net of shares purchased        9               17
Amortization of restricted stock awards                 301               80
                                                 ----------      -----------
Balance at March 31                              $  396,566      $   373,186
                                                 ==========      ===========

                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

During the first quarter of 2001, Bancorp proceeded with a multi-phased regionalization strategy which will consolidate its fourteen current banking affiliates into four regional financial institutions. This plan, announced January 25, 2001, will continue throughout 2001 and 2002. It is management's expectation that the cost for this undertaking will dilute 2001 earnings per share by approximately five cents. Beginning in 2002, annually recurring benefits are estimated to be accretive to earnings per share by two to four cents.

The first of Bancorp's new regional affiliates will be formed in the last half of 2001 when four of the holding company's financial institutions in southeastern Indiana (Peoples Bank and Trust Company, Sunman; Farmers State Bank, Liberty; Union Bank & Trust Company, North Vernon; and Vevay Deposit Bank, Vevay) will merge under the new name, Heritage Community Bank.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

Certain credit card and merchant fees have been reclassified from net interest income into noninterest income and noninterest expense. While the amounts reclassified are not material, Bancorp initiated this reclassification based on a survey of peers and best industry practices available in order to provide the most comparable data. This change began in 2001, and all prior periods have been restated, including appropriate ratios, to reflect these reclassifications.

On February 27, 2001, the Board of Directors approved a 5% stock dividend, issued to shareholders of record as of March 9, 2001 and distributed April 2, 2001. All per share amounts have been restated for all periods presented.

Under a previously approved program to repurchase common shares to satisfy restricted stock awards and stock options, Bancorp repurchased 231,800 shares and under an additional previously approved program for general corporate purposes, Bancorp repurchased 348,900 shares during the first quarter of 2001.


NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. Bancorp had not used off-balance sheet derivative financial instruments, such as futures, forward contracts, option contracts, interest rate swaps, or other financial instruments with similar characteristics as of March 31, 2001.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of March 31, 2001, Bancorp had issued standby letters of credit aggregating $26,767,000 compared to $26,813,000 issued as of December 31, 2000. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $470,080,000 at March 31, 2001 and $484,894,000 at December 31, 2000. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the three months ended March 31, 2001 and 2000 are shown in the table below.

                                                         Three months ended
                                                               March 31,
                                                         ------------------
                                                           2001         2000
                                                        ----------    --------
                                                          (Dollars in thousands)
NET INCOME                                               $ 14,013      $ 13,870
 Other comprehensive income, net of tax:
 Unrealized holding gains (losses) arising
        during period                                       3,954          (759)
 Less: reclassification adjustment
       for gains included in net income                        90             8
                                                         --------      --------
  Other comprehensive income (loss)                         3,864          (767)
                                                         --------      --------
COMPREHENSIVE INCOME                                     $ 17,877      $ 13,103
                                                         ========      ========


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                               2001                            2000
                                            ----------   ------------------------------------------------
                                              MAR. 31      DEC. 31      SEP. 30       JUN. 30     MAR. 31
                                            ----------   ----------   ----------    ----------  ---------
                                                                   (DOLLARS IN THOUSANDS)
NET EARNINGS                                $   14,013   $   14,834   $   15,169    $   14,349  $   13,870
NET EARNINGS PER SHARE-BASIC (a)                  0.29         0.31         0.31          0.29        0.28
NET EARNINGS PER SHARE-DILUTED (a)                0.29         0.31         0.31          0.29        0.28
NET EARNINGS PER SHARE-DILUTED-CASH
  BASIS (a)(b)                                    0.30         0.32         0.32          0.31        0.29
AVERAGE CONSOLIDATED BALANCE SHEET ITEMS:
  LOANS LESS UNEARNED INCOME                 2,988,791    3,045,340    3,087,025     3,087,245   3,066,552
  INVESTMENT SECURITIES                        582,627      585,968      587,117       569,683     536,148
  OTHER EARNING ASSETS                          22,169       13,177       15,358        19,624      13,304
                                            ----------   ----------    ---------     ---------  ----------
    TOTAL EARNING ASSETS                     3,593,587    3,644,485    3,689,500     3,676,552   3,616,004
  TOTAL ASSETS                               3,865,828    3,927,920    3,980,154     3,965,393   3,904,639
  DEPOSITS                                   3,117,272    3,132,501    3,032,342     3,037,649   2,990,226
  SHAREHOLDERS' EQUITY                         394,882      390,866      380,200       374,507     372,424
KEY RATIOS
  AVERAGE EQUITY TO AVERAGE TOTAL ASSETS        10.21%        9.95%        9.55%         9.44%       9.54%
  RETURN ON AVERAGE TOTAL ASSETS                 1.47%        1.50%        1.52%         1.46%       1.43%
  RETURN ON AVERAGE EQUITY                      14.39%       15.10%       15.87%        15.41%      14.98%
  NET INTEREST MARGIN (FULLY TAX EQUIVALENT)     4.69%        4.61%        4.65%         4.82%       4.82%

(a) ALL PER SHARE DATA HAS BEEN RESTATED FOR A 5% STOCK DIVIDEND DECLARED FEBRUARY 27, 2001.

(b) EXCLUDING THE EFFECT OF AMORTIZATION OF GOODWILL AND CORE DEPOSITS, TAX EFFECTED WHEN APPLICABLE. THE CASH BASIS CALCULATIONS WERE SPECIFICALLY FORMULATED BY BANCORP AND MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.


NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. Net interest income on a fully tax equivalent basis decreased 4.07% for the three months ended March 31, 2001 compared to the same period in 2000. Since the first quarter of 2000, net interest income was impacted by the effects of: changes in interest rates, loan sales designed to improve liquidity, the implementation of a plan for controlled loan growth, and the softening of loan demand which began in the fourth quarter of 2000. From a linked quarter basis (first quarter 2001 compared to fourth quarter 2000) net interest income on a fully tax equivalent basis decreased $647,000 or 1.53%. The decline in net interest income was largely driven by year-end loan sales that were initiated to enhance liquidity. Because of a slowing loan demand, Bancorp was unable to replace those average balances. Additionally, higher loan fees were received in the fourth quarter, 2000 than in the first quarter, 2001.

                                                                       QUARTER ENDED
                                                 2001                       2000
                                               -------    ----------------------------------------
                                               MAR. 31    DEC. 31    SEP. 30    JUN. 30    MAR. 31
                                               -------    -------    -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME                                $76,999    $79,556    $80,243     $78,232    $75,272
INTEREST EXPENSE                                36,554     38,540     38,306      35,406     33,172
                                               -------    -------    -------     -------    -------
  NET INTEREST INCOME                           40,445     41,016     41,937      42,826     42,100
TAX EQUIVALENT ADJUSTMENT TO INTEREST INCOME     1,137      1,213      1,205       1,235      1,246
                                               -------    -------    -------     -------    -------
NET INTEREST INCOME (FULLY TAX EQUIVALENT)     $41,582    $42,229    $43,142     $44,061    $43,346
                                               =======    =======    =======     =======    =======


RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, an increase in rate had a significant impact on both interest income and interest expense for the three months ended March 31, 2001 in comparison to 2000. However, the increase in rates affected interest expense more than interest income, giving a negative effect to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                                        THREE MONTHS
                                           ENDED          CHANGE DUE TO:
                                       MAR. 31, 2001    -------------------
                                          OVER 2000      RATE      VOLUME
                                        -------------   -------   ---------
                                    (DOLLARS IN THOUSANDS)
                 INTEREST INCOME         $   1,727     $  2,196   $   (469)
                 INTEREST EXPENSE            3,382        3,932       (550)
                                         ----------    ---------  ---------
                 NET INTEREST INCOME     $  (1,655)    $ (1,736)  $     81
                                         ==========    =========  ========

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 2001 was $13,923,000 which was an increase of $61,000 or 0.44% over that reported in the same period in 2000. Core net operating income, which excludes $209,000 of expenses after-tax in 2001 associated with Bancorp's regionalization strategy and adjustment of $229,000 after-tax related to unused merger charges in the first quarter of 2000, increased $499,000 or 3.67%. The increase in net operating income can be primarily attributed to an increase in noninterest income of $1,910,000 or 17.4% for the three months of 2001 compared to the same period in 2000. All noninterest income areas increased. Service charges on deposit accounts continued its strong growth with a 13.1% increase over 2000, as well as trust fees with a 12.5% increase. Investment securities gains increased from $14,000 to $148,000 as a result of called securities. The "other" category of noninterest income increased 25% over the first quarter 2000. The increase in other income is a result of increased gains on loan sales, credit insurance, third-party mutual fund income, and key executive life insurance income. This increase in noninterest income was offset by a decrease in net interest income of $1,655,000 or 3.93%. Also, the provision for loan losses increased 7.07% over 2000 while the allowance for loan losses ratio increased to 1.33% from 1.31%. Noninterest expense increase $110,000 or approximately 0.37%. Core expense numbers have improved as Bancorp realized savings associated with the in-market consolidation of two affiliates, First National Bank of Southwestern Ohio and Home Federal Bank, a Federal Savings Bank.

INCOME TAXES
For the first three months of 2001, income tax expense was $6,930,000 compared to $7,095,000 for the same period in 2000, or a decrease of $165,000. In 2001, $6,872,000 of the tax expense was related to operating income with a tax expense of $58,000 related to securities transactions. In the first three months of 2000, income tax expense related to operating income was $7,089,000, with a tax expense related to securities transactions of $6,000.


NET EARNINGS
Net earnings for the first three months of 2001 were $14,013,000 or 1.03% greater than that recorded during the same period in 2000. Net securities gains through March 31, 2001 were $90,000 compared to $8,000 for the period ending March 31, 2001.


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

At March 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $4,525,000 and $6,141,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,680,000 at March 31, 2001 and $2,426,000 at March 31, 2000. At March 31, 2001 and 2000, there were $49,000 and
$55,000, respectively, that as a result of write-downs, did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2001 and 2000, was approximately $6,830,000 and $3,706,000. For the three months ended March 31, 2001, Bancorp recognized interest income on those impaired loans of $58,000 compared to $5,000 for the same period in 2000. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

                                                                  QUARTER ENDED
                                             2001                             2000
                                           --------     -----------------------------------------------
                                            MAR. 31      DEC. 31      SEP. 30      JUN. 30      MAR. 31
                                           --------     --------      -------     --------     --------

                                                              (DOLLARS IN THOUSANDS)

    BALANCE AT BEGINNING OF PERIOD         $ 39,349     $ 40,487     $ 40,238     $ 40,192     $ 39,340
    PROVISION FOR LOAN LOSSES                 2,528        4,043        2,674        2,222        2,361
    LOANS CHARGED OFF                        (2,886)      (5,759)      (2,993)      (2,803)      (2,089)
    RECOVERIES                                  550          578          568          627          580
                                           ---------    ---------    ---------    ---------    --------
      NET CHARGE OFFS                        (2,336)      (5,181)      (2,425)      (2,176)      (1,509)
                                           ---------    ---------    ---------    ---------    ---------
    BALANCE AT END OF PERIOD               $ 39,541     $ 39,349     $ 40,487     $ 40,238     $ 40,192
                                           =========    =========    =========    =========    ========

    RATIOS:
      ALLOWANCE TO PERIOD END LOANS,
        NET OF UNEARNED INCOME                1.33%        1.31%        1.32%        1.30%        1.31%
      RECOVERIES TO CHARGE OFFS              19.06%       10.04%       18.98%       22.37%       27.76%
      ALLOWANCE AS A MULTIPLE OF
        NET CHARGE OFFS                      16.93X        7.59X       16.70X       18.49X       26.63X

NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

Total nonperforming assets are slightly higher than first quarter of 2000, but have decreased $1,105,000 or 5.9% from the fourth quarter. The trend in nonperforming assets as a percent of loans has remained relatively stable. In the first quarter of 2001 when compared to the first quarter of 2000, restructured loans have decreased $558,000. Nonaccrual loans have increased $2,028,000, which is composed primarily of commercial, multi-family and 1-4 family residential investment properties. Other real estate owned decreased $538,000 in the first quarter of 2001 compared to the first quarter of 2000. Accruing loans past due 90 days or more increased $1,570,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as "Accruing loans 90 days or more past due" until they become current. With a general slowdown in the economy and considerable discussion about credit quality in the financial services industry, Bancorp will continue to closely monitor the quality of its loan portfolio.

                                                                 QUARTER ENDED
                                              2001                         2000
                                            -------     -------------------------------------------
                                            MAR. 31     DEC. 31     SEP. 30     JUN. 30     MAR. 31
                                            -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)

    NONACCRUAL LOANS                        $16,489     $17,346     $16,480     $15,586     $15,019
    RESTRUCTURED LOANS                           79         265         721         676         637
    OREO                                      1,013       1,075         919       1,345       1,551
                                            -------     -------     -------     -------     -------
      TOTAL NONPERFORMING ASSETS             17,581      18,686      18,120      17,607      17,207
    ACCRUING LOANS PAST DUE
      90 DAYS OR MORE                         3,822       2,414       5,093       2,875       2,252
                                            -------     -------     -------     -------     -------
      TOTAL UNDERPERFORMING ASSETS          $21,403     $21,100     $23,213     $20,482     $19,459
                                            =======     =======     =======     =======     =======

    NONPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.59%       0.62%       0.59%       0.57%       0.56%
                                            =======     =======     =======     =======     =======
    UNDERPERFORMING ASSETS AS A PERCENT
      OF LOANS, NET OF UNEARNED INCOME
      PLUS OREO/ISF                           0.72%       0.70%       0.76%       0.66%       0.64%
                                            =======     =======     =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Total average deposits are up 4.25% from the prior year and down slightly over the linked quarter reflecting seasonal fluctuations. Short-term borrowings decreased $59,665,000 from the preceding quarter, while long-term borrowings increased $49,475,000 in conjunction with asset/liability management strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2001, securities maturing in one year or less amounted to $41,227,000, representing 6.99% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2001, amounted to $722,720,000, representing 18.5% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2001, Bancorp had classified $565,503,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,204,000 for the first three months of 2001. In addition, remodeling is a planned and ongoing process given the 113 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 2001 were approximately $1,050,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio and an 8.00% total risk-based capital ratio. A minimum 3.00% Leverage ratio is required for bank holding companies that either are rated composite "1" under the BOPEC rating system or have implemented the Board's risk-based capital market risk measure. The minimum leverage ratio for all other bank holding companies is 4.0%. Tier 1 capital consists primarily of common shareholders' equity, net of certain intangibles, and total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp's Tier I ratio at March 31, 2001, was 12.5%, its total risked-based capital was 13.7% and its leverage ratio was 9.20%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

                                                                        QUARTER ENDED
                                             2001                            2000
                                          ----------   -------------------------------------------------
                                            MAR. 31      DEC. 31      SEP. 30     JUN. 30       MAR. 31
                                          ----------   ----------    ---------   ----------   ---------
TIER I CAPITAL:                                                (DOLLARS IN THOUSANDS)
SHAREHOLDER'S EQUITY                      $  396,566   $  395,132   $  386,031   $  377,459   $  373,186
  LESS:  INTANGIBLE ASSETS                    34,326       34,957       35,675       36,256       36,854
  LESS:  UNREALIZED NET SECURITIES
         LOSSES                                5,819        1,955       (3,821)      (6,870)      (7,165)
                                          ----------   ----------   ----------   ----------   ----------
TOTAL TIER I CAPITAL                      $  356,421   $  358,220   $  354,177   $  348,073   $  343,497
                                          ==========   ==========   ==========   ==========   ==========

TOTAL RISK-BASED CAPITAL:
TIER I CAPITAL                            $  356,421   $  358,220   $  354,177   $  348,073   $  343,497
QUALIFYING ALLOWANCE FOR LOAN LOSSES          35,745       35,945       36,578       36,826       36,295
                                          ----------   ----------   ----------    ---------   ----------
TOTAL RISK-BASED CAPITAL                  $  392,166   $  394,165   $  390,755   $  384,899   $  379,792
                                          ==========   ==========   ==========   ==========   ==========

RISK WEIGHTED ASSETS                      $2,859,625   $2,872,181   $2,922,338   $2,942,675   $2,899,705
                                          ==========   ==========   ==========   ==========   ==========

RISK-BASED RATIOS:
  TIER I                                      12.48%       12.47%       12.12%       11.83%       11.85%
                                          ==========   ==========   ==========   ==========   ==========

  TOTAL RISK-BASED CAPITAL                    13.73%       13.72%       13.37%       13.08%       13.10%
                                          ==========   ==========   ==========   ==========   ==========

  LEVERAGE                                     9.30%        9.20%        8.98%        8.86%        8.88%
                                          ==========   ==========   ==========   ==========   ==========


FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2000.

Management's analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2000 Form 10-K.


ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp's liquidity, capital resources, or operations.

                            PART II-OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (b)  Reports on Form 8-K

            During the quarter ended March 31, 2001, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   First Financial Bancorp.
                                                   ------------------------
                                                   (Registrant)



/s/ Michael R. O'Dell                             /s/ C. Douglas Lefferson
-----------------------------------------         ------------------------
Michael R. O'Dell, Senior Vice                    C. Douglas Lefferson
President, Chief Financial                        Comptroller
Officer and Secretary                             (Principal Accounting Officer)


Date     May 14, 2001                             Date      May 14, 2001
     ---------------------------------                  ---------------------