Form 10-Q
period 2001-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2001-08-08
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended               JUNE 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                   to
                               -----------------    -----------------

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

                                    Yes  X  No
                                        ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 31, 2001
----------------------------                   --------------------------------
 Common stock, No par value                               47,281,539

                            FIRST FINANCIAL BANCORP.

                                      INDEX


                                                                                       Page No.
                                                                                       --------

 Part I-Financial Information

                  Consolidated Balance Sheets -
                   June 30, 2001 and December 31, 2000                                   1

                  Consolidated Statements of Earnings -
                   Six and Three Months Ended June 30, 2001 and 2000                     2

                  Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2001 and 2000                               3

                  Consolidated Statements of Changes in Shareholders' Equity
                   Six Months Ended June 30, 2001 and 2000                               5

                  Notes to Consolidated Financial Statements                             6

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         9


 Part II-Other Information


                  Item 4  Submission of Matters to a Vote of Security Holders           15

                  Item 6  Exhibits and Reports on Form 8-K                              15


 Signatures                                                                             16

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                                            June 30,   December 31,
ASSETS                                                       2001         2000
                                                         -----------    -----------
Cash and due from banks                                  $   175,264    $   182,058
Interest-bearing deposits with other banks                    19,911          3,248
Federal funds sold and securities purchased
  under agreements to resell                                  53,205          4,040
Investment securities held-to-maturity, at cost
  (market value - $23,371 at June 30, 2001 and
   $25,433 at December 31, 2000)                              22,620         24,800
Investment securities available-for-sale,
  at market value                                            571,075        564,762
Loans
  Commercial                                                 795,415        787,436
  Real estate-construction                                    82,294         97,571
  Real estate-mortgage                                     1,379,133      1,438,339
  Installment                                                595,497        618,489
  Credit card                                                 21,769         24,182
  Lease financing                                             40,830         46,068
                                                         -----------    -----------
       Total loans                                         2,914,938      3,012,085
  Less
    Unearned income                                            3,365          4,019
    Allowance for loan losses                                 40,642         39,349
                                                         -----------    -----------
       Net loans                                           2,870,931      2,968,717
Premises and equipment                                        57,216         58,466
Goodwill                                                      28,119         28,860
Other intangibles                                              8,885          8,878
Deferred income taxes receivable                                   0            691
Accrued interest and other assets                             89,883         87,992
                                                         -----------    -----------
       TOTAL ASSETS                                      $ 3,897,109    $ 3,932,512
                                                         ===========    ===========
LIABILITIES
Deposits
  Noninterest-bearing                                    $   417,409    $   419,878
  Interest-bearing                                         2,720,619      2,731,550
                                                         -----------    -----------
       Total deposits                                      3,138,028      3,151,428
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                            41,987         53,581
  Federal Home Loan Bank borrowings                           21,500         85,500
  Other                                                       21,449          7,487
                                                         -----------    -----------
       Total short-term borrowings                            84,936        146,568
Long-term borrowings                                         252,301        205,216
Deferred income taxes payable                                  1,592              0
Accrued interest and other liabilities                        27,535         34,168
                                                         -----------    -----------
         TOTAL LIABILITIES                                 3,504,392      3,537,380
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 48,573,757 in 2001 and 46,927,736 in 2000         396,767        374,336
Retained earnings                                             12,847         36,225
Accumulated comprehensive income                               5,506          1,955
Restricted stock awards                                       (3,135)          (866)
Treasury stock, at cost, 1,132,318 in 2001 and 940,610
   Shares in 2000                                            (19,268)       (16,518)
                                                         -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                            392,717        395,132
                                                         -----------    -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 3,897,109    $ 3,932,512
                                                         ===========    ===========



                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                           ---------------------------    ---------------------------
                                               2001           2000            2001           2000
                                           ------------   ------------    ------------   ------------
INTEREST INCOME
  Loans, including fees                    $    132,232   $    135,406    $     64,645   $     68,791
  Investment securities
    Taxable                                      14,035         13,326           6,928          7,006
    Tax-exempt                                    3,932          4,305           1,937          2,140
                                           ------------   ------------    ------------   ------------
      Total investment interest                  17,967         17,631           8,865          9,146
  Interest-bearing deposits with
    other banks                                     285            354             217            223
  Federal funds sold and securities
    purchased under agreements to resell          1,368            113           1,126             72
                                           ------------   ------------    ------------   ------------
      TOTAL INTEREST INCOME                     151,852        153,504          74,853         78,232
INTEREST EXPENSE
  Deposits                                       62,541         53,702          30,406         27,691
  Short-term borrowings                           2,001         11,019             630          5,696
  Long-term borrowings                            6,778          3,857           3,730          2,019
                                           ------------   ------------    ------------   ------------
      TOTAL INTEREST EXPENSE                     71,320         68,578          34,766         35,406
                                           ------------   ------------    ------------   ------------
      NET INTEREST INCOME                        80,532         84,926          40,087         42,826
  Provision for loan losses                      11,055          4,583           8,527          2,222
                                           ------------   ------------    ------------   ------------
      Net interest income after
        provision for loan losses                69,477         80,343          31,560         40,604
NONINTEREST INCOME
  Service charges on deposit accounts            10,009          8,954           5,119          4,632
  Trust income                                    7,878          7,171           3,840          3,583
  Investment securities gains                       190             25              42             11
  Other                                           8,417          6,484           4,632          3,456
                                           ------------   ------------    ------------   ------------
     Total noninterest income                    26,494         22,634          13,633         11,682
NONINTEREST EXPENSES
  Salaries and employee benefits                 31,880         33,145          15,838         16,829
  Net occupancy expenses                          3,903          3,676           1,933          1,747
  Furniture and equipment expenses                3,253          3,171           1,659          1,605
  Data processing expenses                        3,639          3,783           1,869          1,807
  Deposit insurance expense                         301            262             151            115
  State taxes                                     1,006          1,231             509            606
  Amortization of intangibles                     1,360          1,694             669            841
  Merger and restructuring                            0           (353)              0              0
  Other                                          14,492         13,761           7,371          7,094
                                           ------------   ------------    ------------   ------------
     Total noninterest expenses                  59,834         60,370          29,999         30,644
                                           ------------   ------------    ------------   ------------
Income before income taxes                       36,137         42,607          15,194         21,642
Income tax expense                               12,293         14,388           5,363          7,293
                                           ------------   ------------    ------------   ------------
     NET EARNINGS                          $     23,844   $     28,219    $      9,831   $     14,349
                                           ============   ============    ============   ============

Net earnings per share-basic               $       0.50   $       0.58    $       0.21   $       0.29
                                           ============   ============    ============   ============

Net earnings per share-diluted             $       0.50   $       0.57    $       0.21   $       0.29
                                           ============   ============    ============   ============

Cash dividends declared per share          $       0.30   $       0.28    $       0.15   $       0.14
                                           ============   ============    ============   ============

Average basic shares outstanding             47,865,021     48,993,630      47,638.323     48,835,385
                                           ============   ============    ============   ============

Average diluted shares outstanding           48,000,132     49,086,441      47,705,288     48,921,621
                                           ============   ============    ============   ============


                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                               Six months ended
                                                                    June 30,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
OPERATING ACTIVITIES
  Net earnings                                              $  23,844    $  28,219
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                  11,055        4,583
    Provision for depreciation and amortization                 4,522        4,572
    Net amortization of investment security
      premiums and accretion of discounts                        (112)        (233)
    Realized investment security gains                           (190)         (25)
    Originations of mortgage loans held for sale              (89,365)     (68,532)
    Gains from sales of mortgage loans held for sale           (1,241)        (487)
    Proceeds from sale of mortgage loans held for sale         89,579       68,655
    Deferred income taxes                                         216         (136)
    Decrease (increase) in interest receivable                  3,042       (1,892)
    Increase in cash surrender value of life insurance         (1,227)      (4,630)
    Increase in prepaid expenses                               (1,163)      (1,262)
    (Increase) decrease in accrued expenses                    (4,362)         739
    (Decrease) increase in interest payable                    (1,488)         819
    Other                                                      (1,906)        (356)
                                                            ---------    ---------
      Net cash provided by operating activities                31,204       30,034

INVESTING ACTIVITIES
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                 107,986       25,849
  Purchases of investment securities available-for-sale      (108,524)     (53,752)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                     6,628        4,544
  Purchases of investment securities held-to-maturity          (4,300)      (3,005)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                         (16,663)       4,096
  Net increase in federal funds sold and securities
     purchased under agreements to resell                     (49,165)      (4,384)
  Net decrease (increase) in loans and leases                  84,063     (103,250)
  Recoveries from loans and leases previously charged off       1,109        1,207
  Proceeds from disposal of other real estate owned               848        1,037
  Purchases of premises and equipment                          (1,666)      (2,755)
                                                            ---------    ---------
      Net cash provided by (used in) investing activities      20,316     (130,413)

FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                   (13,400)      28,449
  Net (decrease) increase in short-term borrowings            (61,632)      72,391
  Net increase in long-term borrowings                         47,085        2,103
  Cash dividends declared                                     (14,332)     (14,044)
  Purchase of common stock                                    (16,044)      (9,030)
  Proceeds from exercise of stock options, net of shares
     purchased                                                      9           90
                                                            ---------    ---------
      Net cash (used in) provided by financing activities     (58,314)      79,959
                                                            ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS                  (6,794)     (20,420)
 Cash and cash equivalents at beginning of period             182,058      225,837
                                                            ---------    ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 175,264    $ 205,417
                                                            =========    =========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                   (Dollars in thousands)
                                                      Six months ended
                                                          June 30,
                                                   --------------------
                                                       2001        2000
                                                   --------    --------
Supplemental disclosures
  Interest paid                                    $ 72,808    $ 67,759
                                                   ========    ========
  Income taxes paid                                $ 15,451    $ 17,058
                                                   ========    ========
  Recognition of deferred tax liabilities
      attributable to FASB Statement No. 115       $ (2,067)   $    243
                                                   ========    ========
  Acquisition of other real estate owned through
      foreclosure                                  $  1,559    $    788
                                                   ========    ========
  Issuance of restricted stock award               $  2,826    $    773
                                                   ========    ========
  Securitization of loans                          $      0    $ 40,737
                                                   ========    ========



                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)


                                                         Six months ended
                                                             June 30,
                                                     ----------------------
                                                        2001         2000
                                                     ---------    ---------

Balances at January 1                                $ 395,132    $ 372,539
Net Earnings                                            23,844       28,219
Other comprehensive income, net of taxes:
Changes in unrealized gains on securities,
   Available for sale                                    3,551         (472)
                                                     ---------    ---------
Comprehensive income                                    27,395       27,747
Cash dividends declared                                (14,332)     (14,044)
Purchase of common stock                               (16,044)      (9,030)
Exercise of stock options, net of shares purchased           9           90
Amortization of restricted stock awards                    557          157
                                                     ---------    ---------
Balance at June 30                                   $ 392,717    $ 377,459
                                                     =========    =========




                See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

During the first six months of 2001, Bancorp proceeded with a multi-phased regionalization strategy which will consolidate its fourteen current banking affiliates into four regional financial institutions. This plan, announced January 25, 2001, will continue throughout 2001 and 2002. It is management's expectation that the cost for this undertaking will dilute 2001 earnings per share by approximately five cents. Beginning in 2002, annually recurring benefits are estimated to be accretive to earnings per share by two to four cents.

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

Under a previously approved program to repurchase common shares to satisfy restricted stock awards and stock options, Bancorp repurchased 276,000 shares and under an additional previously approved program for general corporate purposes, Bancorp repurchased 723,200 shares during the first half of 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combination, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Bancorp will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1,172,000 ($0.02 per share) per year. During 2002, Bancorp will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives, if any, as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of Bancorp.


NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. As of June 30, 2001, Bancorp had not used off-balance sheet derivative financial instruments, such as futures, forward contracts, option contracts, interest rate swaps, or other financial instruments with similar characteristics.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of June 30, 2001, Bancorp had issued standby letters of credit aggregating $27,381,000 compared to $26,813,000 issued as of December 31, 2000. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $463,367,000 at June 30, 2001 and $484,894,000 at December 31, 2000. Management does not anticipate any material losses as a result of these commitments.


NOTE 3: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the six months ended June 30, 2001 and 2000 are shown in the table below.

                                               Six months ended
                                                   June 30,
                                             -------------------
                                               2001        2000
                                             --------   --------
                                            (Dollars in thousands)

NET INCOME                                   $ 23,844   $ 28,219
 Other comprehensive income, net of tax:
 Unrealized holding gains (losses) arising
        during period                           3,669       (428)
 Less: reclassification adjustment
       for gains included in net income           118         44
                                             --------   --------
  Other comprehensive income (loss)             3,551       (472)
                                             --------   --------
COMPREHENSIVE INCOME                         $ 27,395   $ 27,747
                                             ========   ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                                             2001                             2000
                                                   ------------------------    ---------------------------------------
                                                     Jun. 30       Mar. 31      Dec. 31       Sep. 30       Jun. 30
                                                   ----------    ----------    ----------    ----------    ----------
                                                                   (Dollars in thousands)

Net Earnings                                       $    9,831    $   14,013    $   14,834    $   15,169    $   14,349
Net earnings per share-basic (a)                         0.21          0.29          0.31          0.31          0.29
Net earnings per share-diluted (a)                       0.21          0.29          0.31          0.31          0.29
Net earnings per share-diluted-cash basis (a)(b)         0.21          0.30          0.32          0.32          0.31
Average Consolidated Balance Sheet Items:
  Loans less unearned income                        2,934,168     2,988,791     3,045,340     3,087,025     3,087,245
  Investment securities                               586,151       582,627       585,968       587,117       569,683
  Other earning assets                                126,961        22,169        13,177        15,358        19,624
                                                   ----------    ----------    ----------    ----------    ----------
    Total Earning Assets                            3,647,280     3,593,587     3,644,485     3,689,500     3,676,552
  Total assets                                      3,917,884     3,866,043     3,927,920     3,980,154     3,965,393
  Deposits                                          3,175,336     3,117,272     3,132,501     3,032,342     3,037,649
  Shareholders' equity                                395,114       394,882       390,866       380,200       374,507
Key Ratios
  Average equity to average total assets                10.08%        10.21%         9.95%         9.55%         9.44%
  Return on average total assets                         1.01%         1.47%         1.50%         1.52%         1.46%
  Return on average equity                               9.98%        14.39%        15.10%        15.87%        15.41%
  Net interest margin (fully tax equivalent)             4.53%         4.69%         4.61%         4.65%         4.82%

(a) All per share data has been restated for a 5% stock dividend declared February 27, 2001.
(b) Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. The cash basis calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.



NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. Net interest income on a fully tax equivalent basis decreased 6.52% for the quarter ended June 30, 2001 compared to the same period in 2000. Since the second quarter of 2000, net interest income was effected by a dramatic drop in interest rates and its impact on variable rate loans and the softening of loan demand which began in the fourth quarter of 2000. An increase in interest expense due to planned growth in core deposit balances also contributed to the decline in net interest income. This is part of a larger asset/liability strategy to create a stable funding base and to impact future income opportunities from increased client relationships and deposit fee income. From a linked quarter basis (second quarter 2001 compared to first quarter 2001) net interest income on a fully tax equivalent basis decreased $395,000 or 0.95%. The decline in linked quarter net interest income was due to lower interest income impacted by a shift into lower-margin fed funds sold as loan demand softened and deposits grew, partially offset by improved interest expense. The shift into fed funds sold improved Bancorp's liquidity position.

                                                                   Quarter Ended
                                                       2001                       2000
                                               ------------------    -----------------------------
                                               Jun. 30    Mar. 31    Dec. 31    Sep. 30    Jun. 30
                                               -------    -------    -------    -------    -------
                                                               (Dollars in thousands)
Interest income                                $74,853    $76,999    $79,556     $80,243    $78,232
Interest expense                                34,766     36,554     38,540      38,306     35,406
                                               -------    -------    -------     -------    -------
  Net interest income                           40,087     40,445     41,016      41,937     42,826
Tax equivalent adjustment to interest income     1,100      1,137      1,213       1,205      1,235
                                               -------    -------    -------     -------    -------
Net interest income (fully tax equivalent)     $41,187    $41,582    $42,229     $43,142    $44,061
                                               =======    =======    =======     =======    =======


RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, for the six month period, decreased earning asset balances had the most significant impact on interest income while decreased interest bearing liability balances did not offset increased liability costs. For the three month period, the primary influence on net interest income was the decrease in interest income resulting from dramatic downward rate movement. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.


                            Six Months                                    Three Months
                               Ended        Change Due To:                   Ended          Change Due To:
                           June 30, 2001  -------------------            June 30, 2001   ---------------------
                             Over 2000      Rate      Volume               Over 2000       Rate       Volume
                           -------------  --------   --------            --------------  ---------  ----------
                                 (Dollars in thousands)                          (Dollars in thousands)
   Interest income         $  (1,652)    $   (573)  $ (1,079)            $     (3,379)   $ (2,760)  $   (619)
   Interest expense            2,742        3,925     (1,183)                    (640)        (12)      (628)
                           ----------    ---------  ---------             ------------    --------  ---------
   Net interest income     $  (4,394)    $ (4,498)  $    104             $     (2,739)   $ (2,748)  $      9
                           ==========    =========  =========            =============   =========  ==========


OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 2001 was $23,725,000 which was a decrease of $4,449,000 or 15.8% over that reported in the same period in 2000. The decrease in net operating income can be primarily attributed to the increase in the provision for loan losses of $6,472,000 as well as the decline in the net interest income of $4,394,000. The provision expense exceeded net charge-offs by $1,293,000 for the first six months of 2001, which contributed to Bancorp's reserve to loan ratio increasing to 1.40% from the year-end 2000 ratio of 1.31%.

The decrease in net operating income was offset by an increase in noninterest income of $3,860,000 or 17.1% for the six months of 2001 compared to the same period in 2000. All noninterest income areas increased. Service charges on deposit accounts continued its strong growth with a 11.8% increase over 2000, as well as trust fees with a 9.86% increase. Investment securities gains increased from $25,000 to $190,000 as a result of called securities. The "other" category of noninterest income increased 29.8% over the same period in 2000. The increase in other income is a result of increased gains on loan sales, credit insurance, third-party mutual fund income, and key executive life insurance income. Noninterest expense decreased $536,000 or approximately 0.89%. Core expense numbers have improved as Bancorp realized savings associated with the in-market consolidation of two affiliates, First National Bank of Southwestern Ohio and Home Federal Bank, a Federal Savings Bank.

INCOME TAXES
For the first six months of 2001, income tax expense was $12,293,000 compared to $14,388,000 for the same period in 2000, or a decrease of $2,095,000. In 2001, $12,221,000 of the tax expense was related to operating income with a tax expense of $72,000 related to securities transactions. In the first six months of 2000, income tax expense related to operating income was $14,407,000, with a tax expense related to securities transactions of $19,000.

Income tax expense for the second quarter of 2001 was $5,363,000, a decrease of $1,930,000 when compared to $7,293,000 reported for the same period in 2000. Tax expense relating to operating income totaled $5,349,000 and $7,318,000 for the quarters ended June 30, 2001 and 2000, respectively, with a tax expense related to securities transactions of $14,000 for 2001 and a tax benefit also related to securities transactions of $13,000 for 2000.


NET EARNINGS
Net earnings for the first six months of 2001 were $23,844,000 or $0.50 in diluted earnings per share compared to $28,219,000 or $0.57 in diluted earnings per share for the same period in 2000. Net securities gains through June 30, 2001 were $118,000 compared to $44,000 for the period ending June 30, 2001.

Net earnings for the second quarter of 2001 were $9,831,000 or $0.21 in diluted earnings per share versus $14,349,000 or $0.29 for the second quarter of 2000. Net securities gains for the second quarter of 2001 and 2000 were $28,000 and $36,000, respectively.


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

At June 30, 2001 and 2000, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,819,000 and $6,496,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $980,000 at June 30, 2001 and $3,585,000 at June 30, 2000. At June 30, 2001 and 2000, there were $1,501,000 and $46,000, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended June 30, 2001 and 2000, was approximately $4,282,000 and $5,096,000. For the six months and quarter ended June 30, 2001, Bancorp recognized interest income on those impaired loans of $117,000 and $60,000 compared to $48,000 and $44,000 for the same periods in 2000. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

                                                              Quarter Ended
                                                    2001                            2000
                                           ----------------------    ------------------------------------
                                            Jun. 30      Mar. 31      Dec. 31      Sep. 30      Jun. 30
                                           ---------    ---------    ---------    ---------    ----------
                                                              (Dollars in thousands)

    Balance at beginning of period         $ 39,541     $ 39,349     $ 40,487     $ 40,238     $ 40,192
    Provision for loan losses                 8,527        2,528        4,043        2,674        2,222
    Loans charged off                        (7,985)      (2,886)      (5,759)      (2,993)      (2,803)
    Recoveries                                  559          550          578          568          627
                                           ---------    ---------    ---------    ---------    ----------
      Net charge offs                        (7,426)      (2,336)      (5,181)      (2,425)      (2,176)
                                           ---------    ---------    ---------    ---------    ---------
    Balance at end of period               $ 40,642     $ 39,541     $ 39,349     $ 40,487     $ 40,238
                                           =========    =========    =========    =========    ==========

    Ratios:
      Allowance to period end loans,
        net of unearned income                 1.40%        1.33%        1.31%        1.32%        1.30%
      Recoveries to charge offs                7.00%       19.06%       10.04%       18.98%       22.37%
      Allowance as a multiple of
        net charge offs                        5.47X       16.93X        7.59X       16.70X       18.49X


NONPERFORMING/UNDERPERFORMING ASSETS
The table below shows the categories which are included in nonperforming and underperforming assets.

The trend in nonperforming assets as a percent of loans has remained relatively stable. All categories of nonperforming assets as of June 30, 2001 have increased over prior periods indicative of the effects of a softening economy. While Bancorp's level of nonperforming assets is in-line with its peers, management remains cautious about the continued effects of the economic slowdown. Nonperforming assets do not consist of any one large credit or groups of credits or concentrations in any particular industry. Nonaccrual loans are composed primarily of commercial, multi-family and 1-4 family residential investment properties. Accruing loans past due 90 days or more decreased $1,497,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as "Accruing loans 90 days or more past due" until they become current. With a general slowdown in the economy and considerable discussion about credit quality in the financial services industry, Bancorp will continue to closely monitor the quality of its loan portfolio.

                                                                 Quarter Ended
                                                    2001                          2000
                                            -------------------     -------------------------------
                                            Jun. 30     Mar. 31     Dec. 31     Sep. 30     Jun. 30
                                            -------     -------     -------     -------     -------
                                                             (Dollars in thousands)

    Nonaccrual loans                        $17,341     $16,489     $17,346     $16,480     $15,586
    Restructured loans                          953          79         265         721         676
    Other real estate owned                   1,684       1,013       1,075         919       1,345
                                            -------     -------     -------     -------     -------
      Total nonperforming assets             19,978      17,581      18,666      18,120      17,607
    Accruing loans past due
      90 days or more                         2,325       3,822       2,414       5,093       2,875
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $22,303     $21,403     $21,100     $23,213     $20,482
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus other real estate owned             0.69%       0.59%       0.62%       0.59%       0.57%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      plus other real estate owned             0.77%       0.72%       0.70%       0.76%       0.66%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Total year-to-date average deposits are up 4.40% from the prior year. Quarterly average deposits are up slightly from the linked quarter and the same quarter last year. Short-term borrowings decreased $61,632,000 from year end, while long-term borrowings increased $47,085,000 in conjunction with asset/liability management strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2001, securities maturing in one year or less amounted to $52,837,000, representing 8.90% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2001, amounted to $796,616,000, representing 20.4% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 2001, Bancorp had classified $571,075,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,666,000 for the first six months of 2001. In addition, remodeling is a planned and ongoing process given the 110 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 2001 were approximately $415,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.


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

Bancorp's Tier I ratio at June 30, 2001, was 12.5%, its total risked-based capital was 13.8% and its leverage ratio was 9.10%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.


                                                                  Quarter Ended
                                                    2001                            2000
                                          ----------------------    ------------------------------------
                                            Jun. 30      Mar. 31      Dec. 31     Sep. 30       Jun. 30
                                          ----------   ----------    ---------   ----------   -----------
Tier I Capital:                                                (Dollars in thousands)
Shareholder's equity                      $  392,717   $  396,566   $  395,132   $  386,031   $  377,459
  Less:  Intangible assets                    33,690       34,326       34,957       35,675       36,256
  Less:  Unrealized net securities
         Losses                                5,506       5,819        1,955       (3,821)      (6,870)
                                          -----------  ----------   ----------   ----------   ----------
Total Tier I Capital                      $  353,521   $  356,421   $  358,220   $  354,177   $  348,073
                                          ==========   ==========   ==========   ==========   ==========

Total Risk-Based Capital:
Tier I Capital                            $  353,521   $  356,421   $  358,220   $  354,177   $  348,073
Qualifying Allowance for Loan Losses          35,294       35,745       35,945       36,578       36,826
                                          ----------   ----------   ----------    ---------   ----------
Total Risk-Based Capital                  $  388,815   $  392,166   $  394,165   $  390,755   $  384,899
                                          ==========   ==========   ==========   ==========   ==========

Risk Weighted Assets                      $2,818,162   $2,855,829   $2,872,181   $2,922,338   $2,942,675
                                          ==========   ==========   ==========   ==========   ==========

Risk-Based Ratios:
  Tier I                                       12.54%       12.48%       12.47%       12.12%       11.83%
                                          ==========   ==========   ==========   ==========   ==========

  Total Risk-Based Capital                     13.80%       13.73%       13.72%       13.37%       13.08%
                                          ==========   ==========   ==========   ==========   ==========

  Leverage                                      9.10%        9.30%        9.20%        8.98%        8.86%
                                          ==========   ==========   ==========   ==========   ==========



FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2000.

Management's analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2000 Form 10-K.


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

                            PART II-OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             On April 24,2001, Bancorp held its annual meeting of shareholders, the results of which follow:

             1)     Election of four directors:

                                                             % of Total    Votes
             Name                    Term       Votes For   Shares Voted  Withheld
             ----                    ----       ---------   ------------  --------
             Donald M. Cisle        3 years     38,958,254     97.49%    1,001,996
             Dan R. Dalton          3 years     38,369,886     96.02%    1,590,364
             Corinne R. Finnerty    3 years     39,780,436     99.55%      179,814
             Bruce E. Leep          3 years     39,737,728     99.44%      222,522

             Directors whose terms continue beyond the Annual Meeting in 2001:

             Class 1 expiring in 2002:

             Martin J. Bidwell
             Carl R. Fiora
             Barry J. Levey
             Stephen S. Marcum
             Steve C. Posey

             Directors whose terms continue beyond the Annual Meeting in 2001:

             Class 1 expiring in 2003:

             Richard L. Alderson
             James C. Garland
             Murph Knapke
             Stanley N. Pontius
             Barry S. Porter
             Perry D. Thatcher


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (b)  Reports on Form 8-K
                  During the quarter ended June 30, 2001, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         FIRST FINANCIAL BANCORP.
                                         -------------------------
                                         (Registrant)



/s/ Michael R. O'Dell                    /s/ C. Douglas Lefferson
--------------------------------         --------------------------------------
Michael R. O'Dell, Senior Vice           C. Douglas Lefferson
President, Chief Financial               Comptroller
Officer and Secretary                    (Principal Accounting Officer)


Date     August 8, 2001                  Date      August 8, 2001
     ---------------------------         -------------------------------------