Form 10-Q
period 2001-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2001-11-09
CIK 708955

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.c. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number 0-12379
                       -------


                            FIRST FINANCIAL BANCORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Ohio                                  31-1042001
  ----------------------------------------         ----------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


       300 High Street, Hamilton, Ohio                      45011
  ----------------------------------------         ----------------------
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

                                    Yes  X   No
                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at November 2, 2001
       ----------------------------        -----------------------------------
        Common stock, No par value                  46,844,427

                            FIRST FINANCIAL BANCORP.

                                      INDEX



                                                                        Page No.
                                                                        --------

 Part I-Financial Information

        Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000                          1

        Consolidated Statements of Earnings -
         Nine and Three Months Ended September 30, 2001 and 2000           2

        Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2001 and 2000                     3

        Consolidated Statements of Changes in Shareholders' Equity
         Nine Months Ended September 30, 2001 and 2000                     5

        Notes to Consolidated Financial Statements                         6

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9


 Part II-Other Information


        Item 6  Exhibits and Reports on Form 8-K                          16


 Signatures                                                               17

                         PART I - FINANCIAL INFORMATION
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)


                                                      September 30,  December 31,
ASSETS                                                    2001          2000
                                                      ------------  ------------
Cash and due from banks                                $  155,532    $  182,058
Interest-bearing deposits with other banks                 17,117         3,248
Federal funds sold and securities purchased
  under agreements to resell                               31,312         4,040
Investment securities held-to-maturity, at cost
  (market value - $22,401 at September 30, 2001 and
   $25,433 at December 31, 2000)                           21,618        24,800
Investment securities available-for-sale,
  at market value                                         575,513       564,762
Loans
  Commercial                                              789,000       787,436
  Real estate-construction                                 78,280        97,571
  Real estate-mortgage                                  1,350,703     1,438,339
  Installment                                             598,923       618,489
  Credit card                                              21,431        24,182
  Lease financing                                          38,524        46,068
                                                       -----------   ------------
       Total loans                                      2,876,861     3,012,085
  Less
    Unearned income                                         2,659         4,019
    Allowance for loan losses                              41,168        39,349
                                                       -----------   ------------
       Net loans                                        2,833,034     2,968,717
Premises and equipment                                     58,286        58,466
Goodwill                                                   27,748        28,860
Other intangibles                                           8,849         8,878
Deferred income taxes receivable                                0           691
Accrued interest and other assets                          90,468        87,992
                                                       -----------   ------------
       TOTAL ASSETS                                    $3,819,477    $3,932,512
                                                       ===========   ============
LIABILITIES
Deposits
  Noninterest-bearing                                  $  402,878    $  419,878
  Interest-bearing                                      2,661,759     2,731,550
                                                       -----------   ------------
       Total deposits                                   3,064,637     3,151,428
Short-term borrowings
  Federal funds purchased and securities sold
    under agreements to repurchase                         44,815        53,581
  Federal Home Loan Bank borrowings                             0        85,500
  Other                                                    28,711         7,487
                                                       -----------   ------------
       Total short-term borrowings                         73,526       146,568
Long-term borrowings                                      252,227       205,216
Deferred income taxes payable                               3,634             0
Accrued interest and other liabilities                     31,484        34,168
                                                       -----------   ------------
         TOTAL LIABILITIES                                3,425,508     3,537,380
SHAREHOLDERS' EQUITY
Common stock - no par value
  Authorized - 160,000,000 shares
  Issued - 48,570,608 in 2001 and 46,927,736 in 2000      396,681       374,336
Retained earnings                                          17,896        36,225
Accumulated comprehensive income                            8,833         1,955
Restricted stock awards                                    (2,818)         (866)
Treasury stock, at cost, 1,575,049 in 2001 and 940,610
   shares in 2000                                         (26,623)      (16,518)
                                                       -----------   ------------
       TOTAL SHAREHOLDERS' EQUITY                         393,969       395,132
                                                       -----------   ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,819,477    $3,932,512
                                                       ===========   ===========



                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Nine months ended     Three months ended
                                                 September 30,         September 30,
                                            --------------------   -------------------
                                               2001      2000         2001     2000
                                            --------- ----------   --------- ---------
INTEREST INCOME
  Loans, including fees                     $ 194,372 $  205,882  $  62,140  $ 70,476
  Investment securities
    Taxable                                    20,790     20,752      6,755     7,426
    Tax-exempt                                  5,835      6,395      1,903     2,090
                                            ---------  ---------  ---------  ---------
      Total investment interest                26,625     27,147      8,658     9,516
  Interest-bearing deposits with
    other banks                                   475        548        190       194
  Federal funds sold and securities
    purchased under agreements to resell        1,814        170        446        57
                                            ---------  ---------  ---------  --------
      TOTAL INTEREST INCOME                   223,286    233,747     71,434    80,243
INTEREST EXPENSE
  Deposits                                     88,831     83,982     26,290    30,280
  Short-term borrowings                         2,634     16,805        633     5,786
  Long-term borrowings                          9,940      6,097      3,162     2,240
                                            ---------  ---------  ---------  --------
      TOTAL INTEREST EXPENSE                  101,405    106,884     30,085    38,306
                                            ---------  ---------  ---------  --------
      NET INTEREST INCOME                     121,881    126,863     41,349    41,937
  Provision for loan losses                    16,261      7,257      5,206     2,674
                                            ---------  ---------  ---------  --------
      Net interest income after
        provision for loan losses             105,620    119,606     36,143    39,263
NONINTEREST INCOME
  Service charges on deposit accounts          15,075     13,866      5,066     4,912
  Trust income                                 11,579     10,782      3,701     3,611
  Investment securities gains                     198         37          8        12
  Other                                        12,444     10,409      4,027     3,926
                                            ---------  ----------  --------  ---------
     Total noninterest income                  39,296     35,094     12,802    12,461
NONINTEREST EXPENSES
  Salaries and employee benefits               48,772     48,600     16,892    15,455
  Net occupancy expenses                        5,679      5,547      1,776     1,871
  Furniture and equipment expenses              4,741      4,791      1,488     1,620
  Data processing expenses                      5,294      5,434      1,655     1,651
  Deposit insurance expense                       457        386        156       124
  State taxes                                   1,485      1,833        479       602
  Amortization of intangibles                   2,012      2,531        662       837
  Merger and restructuring                          0       (353)         0         0
  Other                                        22,054     20,728      7,552     6,968
                                            ---------  ---------   --------  ---------
     Total noninterest expenses                90,494     89,497     30,660    29,128
                                            ---------  ---------   --------  --------
Income before income taxes                     54,422     65,203     18,285    22,596
Income tax expense                             18,466     21,815      6,173     7,427
                                            ---------  ---------   --------  --------
     NET EARNINGS                           $  35,956  $  43,388   $ 12,112  $ 15,169
                                            =========  =========   ========  ========

Net earnings per share-basic                $    0.75  $    0.89  $   0.26   $   0.31
                                            =========  =========  ========   ========

Net earnings per share-diluted              $    0.75  $    0.89  $   0.26   $   0.31
                                            =========  =========  ========   ========

Cash dividends declared per share           $    0.45  $    0.42  $   0.15   $   0.14
                                            =========  =========  ========   ========

Average basic shares outstanding           47,643,081 48,871,178 47,206,438 48,628,936
                                           ========== ========== ========== ==========

Average diluted shares outstanding         47,832,478 48,962,105 47,260,724 48,716,094
                                           ========== ========== ========== ==========


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                Nine months ended
                                                                   September 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
OPERATING ACTIVITIES
  Net earnings                                                 $ 35,956     $ 43,388
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for loan losses                                    16,261        7,257
    Provision for depreciation and amortization                   6,623        7,384
    Net amortization of investment security
      premiums and accretion of discounts                           (74)        (379)
    Realized investment security gains                             (198)         (37)
    Originations of mortgage loans held for sale               (137,152)    (148,324)
    Gains from sales of mortgage loans held for sale             (2,021)        (754)
    Proceeds from sale of mortgage loans held for sale          137,629      148,406
    Deferred income taxes                                           254         (157)
    Decrease (increase) in interest receivable                    2,928       (3,135)
    Increase in cash surrender value of life insurance           (1,233)      (5,927)
    Increase in prepaid expenses                                     78       (1,213)
    (Increase) decrease in accrued expenses                         785         (806)
    (Decrease) increase in interest payable                      (4,091)       2,975
    Other                                                        (1,156)      (2,711)
                                                              ----------   ----------
      Net cash provided by operating activities                  54,589       45,967

INVESTING ACTIVITIES
  Proceeds from calls, paydowns and maturities of
     investment securities available-for-sale                   159,983       42,969
  Purchases of investment securities available-for-sale        (159,715)     (65,236)
  Proceeds from calls, paydowns and maturities of
     investment securities held-to-maturity                       7,909        6,707
  Purchases of investment securities held-to-maturity            (4,520)      (3,005)
  Net (increase) decrease in interest-bearing deposits
     with other banks                                           (13,869)      (6,623)
  Net increase in federal funds sold and securities
     purchased under agreements to resell                       (27,272)       2,974
  Net decrease (increase) in loans and leases                   114,989      (78,036)
  Recoveries from loans and leases previously charged off         2,104        1,775
  Proceeds from disposal of other real estate owned               1,204        2,035
  Purchases of premises and equipment                            (4,235)      (4,309)
                                                              ----------   ----------
      Net cash provided by (used in) investing activities        76,578     (100,749)

FINANCING ACTIVITIES
  Net (decrease) increase in total deposits                     (86,791)      91,206
  Net (decrease) increase in short-term borrowings              (73,042)     (66,334)
  Net increase in long-term borrowings                           47,011        4,979
  Cash dividends declared                                       (21,395)     (20,987)
  Purchase of common stock                                      (23,493)     (11,831)
  Proceeds from exercise of stock options, net of shares
     purchased                                                       17          108
                                                              ----------   ----------
      Net cash (used in) provided by financing activities      (157,693)      (2,859)
                                                              ----------   -----------
        DECREASE IN CASH AND CASH EQUIVALENTS                   (26,526)     (57,641)
 Cash and cash equivalents at beginning of period               182,058      225,837
                                                              ----------   -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 155,532    $ 168,196
                                                              ==========   ===========

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        (Unaudited, dollars in thousands)


                                                       Nine months ended
                                                          September 30,
                                                    ------------------------
                                                        2001         2000
                                                    -----------  -----------
Supplemental disclosures
  Interest paid                                      $105,496     $103,910
                                                    ==========   ===========
  Income taxes paid                                  $ 17,781     $ 24,746
                                                    ==========   ===========
  Recognition of deferred tax liabilities
      attributable to FASB Statement No. 115         $ (4,071)    $  1,612
                                                    ==========   ===========
  Acquisition of other real estate owned through
      foreclosure                                    $  2,329     $  1,389
                                                    ==========   ===========
  Issuance of restricted stock award                 $  2,826     $    773
                                                    ==========   ===========
  Securitization of loans                            $      0     $ 40,737
                                                    ==========   ===========


                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Unaudited, dollars in thousands)

                                                        Nine months ended
                                                          September 30,
                                                -----------------------------
                                                    2001             2000
                                                -----------      ------------
Balances at January 1, as restated               $  395,132      $   372,539
Net earnings                                         35,956           43,388
Other comprehensive income, net of taxes:
Changes in unrealized gains on securities,
   Available for sale                                 6,878            2,577
                                                 -----------     ------------
Comprehensive income                                 42,834           45,965
Cash dividends declared                             (21,395)         (20,987)
Purchase of common stock                            (23,493)         (11,831)
Exercise of stock options, net of shares purchased       75              108
Restricted stock award                                  (58)               0
Amortization of restricted stock awards                 874              237
                                                 -----------     ------------
Balance at December 31                           $  393,969      $   386,031
                                                 ===========     ============



                 See notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. ("Bancorp"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a financial holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Union Bank & Trust Company, The Clyde Savings Bank Company, Peoples Bank and Trust Company, Bright National Bank, Farmers State Bank, National Bank of Hastings, Vevay Deposit Bank, Sand Ridge Bank, Hebron Deposit Bank, First Financial Bancorp Service Corporation, and Flagstone Insurance Agency. All significant intercompany transactions and accounts have been eliminated in consolidation. Intangible assets arising from the acquisition of subsidiaries are being amortized over varying periods, none of which exceeds 25 years. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

During the first nine months of 2001, Bancorp proceeded with a multi-phased regionalization strategy which will consolidate its fourteen current banking affiliates into four regional financial institutions. This plan, announced January 25, 2001, will continue throughout 2001 and 2002. It is management's expectation that the cost for this undertaking will dilute 2001 earnings per share by approximately five cents. Beginning in 2002, annually recurring benefits are estimated to be accretive to earnings per share by two to four cents.

The first of Bancorp's new regional affiliates will be formed in November of 2001 when four of the holding company's financial institutions in southeastern Indiana (Peoples Bank and Trust Company, Sunman; Farmers State Bank, Liberty; Union Bank & Trust Company, North Vernon; and Vevay Deposit Bank, Vevay) will merge under the new name, Heritage Community Bank.

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

Under a previously approved program to repurchase common shares to satisfy restricted stock awards and stock options, Bancorp repurchased 276,000 shares and under an additional previously approved program for general corporate purposes, Bancorp repurchased 1,171,800 shares during the first nine months of 2001.

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

NOTE 2:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated financial statements, and accordingly, they are not. As of September 30, 2001, Bancorp had not used off-balance sheet derivative financial instruments, such as futures, forward contracts, option contracts, interest rate swaps, or other financial instruments with similar characteristics.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers' contractual default. As of September 30, 2001, Bancorp had issued standby letters of credit aggregating $27,274,000 compared to $26,813,000 issued as of December 31, 2000. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $479,439,000 at September 30, 2001 and $484,894,000 at December 31, 2000. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the "Consolidated Statements of Changes in Shareholders' Equity". Disclosure of the reclassification adjustments for the nine months ended September 30, 2001 and 2000 are shown in the table below.

                                                        Nine months ended
                                                          September 30,
                                                 ----------------------------
                                                     2001              2000
                                                 ------------       ------------
                                                     (Dollars in thousands)
NET INCOME                                         $35,956             $43,388
 Other comprehensive income, net of tax:
 Unrealized holding gains (losses) arising
        during period                                7,002               2,629
 Less: reclassification adjustment

       for gains included in net income                124                  52
                                                ----------          ----------
  Other comprehensive income (loss)                  6,878               2,577
                                                ----------          ----------
COMPREHENSIVE INCOME                               $42,834             $45,965
                                                ==========          ==========

NOTE 4:  SUBSEQUENT EVENT
On October 17, 2001, First Financial Bancorp entered into an agreement with Blue River Bancshares, Inc., to purchase certain assets and assume certain liabilities of a division of Blue River operating under the name First Community Bank of Fort Wayne, Indiana. This division has assets of approximately $25 million with two branch locations in Fort Wayne. Subject to regulatory approval and upon consummation, these branches will operate as part of Bancorp's Community First Bank & Trust affiliate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                                                            2001                             2000
                                            ------------------------------------   -----------------------
                                              Sep. 30      Jun. 31      Mar. 31       Dec. 31     Sep. 30
                                            ----------   ----------   ----------    ----------  ----------
                                                                   (Dollars in thousands)
Net earnings                                $   12,112   $    9,831   $   14,013    $   14,834  $   15,169
Net earnings per share-basic (a)                  0.26         0.21         0.29          0.31        0.31
Net earnings per share-diluted (a)                0.26         0.21         0.29          0.31        0.31
Net earnings per share-diluted-cash basis (a)(b)  0.27         0.21         0.30          0.32        0.32
Average consolidated balance sheet items:
  Loans less unearned income                 2,890,307    2,934,168    2,988,791     3,045,340   3,087,025
  Investment securities                        591,386      586,151      582,627       585,968     587,117
  Other earning assets                          66,161      126,961       22,169        13,177      15,358
                                            ----------   ----------    ---------     ---------  ----------
    Total earning assets                     3,547,854    3,647,280    3,593,587     3,644,485   3,689,500
  Total assets                               3,825,105    3,917,884    3,866,043     3,927,920   3,980,154
  Deposits                                   3,072,824    3,175,336    3,117,272     3,132,501   3,032,342
  Shareholders' equity                         396,384      395,114      394,882       390,866     380,200
Key Ratios
  Average equity to average total assets        10.36%       10.08%       10.21%         9.95%       9.55%
  Return on average total assets                 1.26%        1.01%        1.47%         1.50%       1.52%
  Return on average equity                      12.12%        9.98%       14.39%        15.10%      15.87%
  Net interest margin (fully tax equivalent)     4.74%        4.53%        4.69%         4.61%       4.65%


(a) All per share data has been restated for a 5% stock dividend declared February 27, 2001.
(b) Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. the cash basis calculations were specifically formulated by bancorp and may not be comparable to similarly titled measures reported by other companies.

NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets. Net interest income on a fully tax equivalent basis decreased 1.65% for the quarter ended September 30, 2001 compared to the same period in 2000. Since the third quarter of 2000, net interest income was effected by a dramatic drop in interest rates, as well as the softening of commercial and installment loan demand. In contrast, residential real estate loan demand remained high due to refinancing activity into lower fixed-rate loans. At this point in the interest-rate cycle, Bancorp's current strategy is to sell the majority of these mortgage loans while retaining the servicing and customer relationships. Interest expense decreased as a result of the decline in interest rates and the strategy to allow for runoff of some higher-priced deposits, given a decline in loan demand. From a linked quarter basis (third quarter 2001 compared to second quarter 2001) net interest income on a fully tax equivalent basis increased $1,245,000 or 3.02%. The increase in linked quarter net interest income was due to the lagged impact of the repricing of time deposits and a shift out of lower-margin assets.

                                                                   Quarter Ended
                                                            2001                        2000
                                               -----------------------------    ------------------
                                               Sep. 30    Jun. 30    Mar. 31    Dec. 31    Sep. 30
                                               -------    -------    -------    -------    -------
                                                               (Dollars in thousands)
Interest income                                $71,434    $74,853    $76,999     $79,556    $80,243
Interest expense                                30,085     34,766     36,554      38,540     38,306
                                               -------    -------    -------     -------    -------
  Net interest income                           41,349     40,087     40,445      41,016     41,937
Tax equivalent adjustment to interest income     1,083      1,100      1,137       1,213      1,205
                                               -------    -------    -------     -------    -------
Net interest income (fully tax equivalent)     $42,432    $41,187    $41,582     $42,229    $43,142
                                               =======    =======    =======     =======    =======


RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, the dramatic decrease in market interest rates had a significant effect on Bancorp's rates impacting both interest income and interest expense for the nine months ended September 30, 2001 in comparison to 2000. The decrease in volume of earning assets had a negative impact on net interest income for the same period partially offset by lower interest-bearing liabilities. For the three month period, the decrease in volume of earning assets had a more significant impact than the decrease in interest-bearing liabilities. The decline in rates effected interest income less than interest expense thus somewhat offsetting the decline due to volume. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

                            Nine Months                                   Three Months
                               Ended                                         Ended
                        September 30, 2001  Change Due To:            September 30, 2001    Change Due To:
                                          -------------------                            --------------------
                             Over 2000      Rate      Volume               Over 2000       Rate       Volume
                           -------------  --------   --------            --------------  ---------  ---------
                            (Dollars in thousands)                          (Dollars in thousands)
   Interest income         $ (10,461)    $ (6,373)  $ (4,088)            $     (8,809)   $ (5,806)  $ (3,003)
   Interest expense           (5,479)      (2,449)    (3,030)                  (8,221)     (6,327)    (1,894)
                           ----------    ---------  ---------             ------------    --------  ---------
   Net interest income     $  (4,982)    $ (3,924)  $ (1,058)            $       (588)   $    521   $ (1,109)
                           ==========    =========  =========            =============   =========  =========



OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 2001 was $35,832,000 which was a decrease of $7,504,000 or 17.3% from that reported in the same period in 2000. The decrease in net operating income can be primarily attributed to the increase in the provision for loan losses of $9,004,000 as well as the decline in the net interest income of $4,983,000. The provision expense exceeded net charge-offs by $1,819,000 for the first nine months of 2001, which contributed to Bancorp's reserve to loan ratio increasing to 1.43% from the year-end 2000 ratio of 1.31%.

The decrease in net operating income was offset by an increase in noninterest income of $4,202,000 or 12.0% for the nine months of 2001 compared to the same period in 2000. All noninterest income areas increased. Service charges on deposit accounts continued its strong growth with a 8.72% increase over 2000, as well as trust fees with a 7.39% increase. Investment securities gains increased from $37,000 to $198,000 as a result of called securities. The "other" category of noninterest income increased 19.6% over the same period in 2000. The increase in other income is a result of increased gains on loan sales, credit insurance sales, and third-party mutual fund income. Noninterest expense increased $996,000 or approximately 1.11%. Core expense numbers have remained relatively flat as Bancorp realized savings associated with the in-market consolidation of two affiliates, First National Bank of Southwestern Ohio and Home Federal Bank, a Federal Savings Bank. Adjusting for merger and restructuring expenses in 2000 and Project Renaissance in 2001, noninterest expenses increased approximately $194,000 or 0.20%.

Third quarter total noninterest expense was slightly higher than the linked quarter due to the recognition of some Project Renaissance expenses. Project Renaissance expenses in the category of salaries and employees benefits for the quarter were approximately $700,000 and related to severance and salary expenses related to the project. Lower net occupancy and furniture and equipment expenses on a linked-quarter basis were primarily the result of the discontinuation of Bancorp's finance company.

INCOME TAXES
For the first nine months of 2001, income tax expense was $18,466,000 compared to $21,815,000 for the same period in 2000, or a decrease of $3,349,000. In 2001, $18,392,000 of the tax expense was related to operating income with a tax expense of $74,000 related to securities transactions. In the first nine months of 2000, income tax expense related to operating income was $21,830,000, with a tax benefit related to securities transactions of $15,000.

Income tax expense for the third quarter of 2001 was $6,173,000, a decrease of $1,254,000 when compared to $7,427,000 reported for the same period in 2000. Tax expense relating to operating income totaled $5,349,000 and $7,423,000 for the quarters ended September 30, 2001 and 2000, respectively, with a tax expense related to securities transactions of $12,000 for 2001 and $14,000 for 2000.

NET EARNINGS
Net earnings for the first nine months of 2001 were $35,956,000 or $0.75 in diluted earnings per share compared to $43,388,000 or $0.89 in diluted earnings per share for the same period in 2000. Net securities gains through September 30, 2001 were $124,000 compared to $52,000 for the period ending September 30, 2001.

Net earnings for the third quarter of 2001 were $12,112,000 or $0.26 in diluted earnings per share versus $15,169,000 or $0.31 for the third quarter of 2000. Net securities gains for the third quarter of 2001 and 2000 were $6,000 and $8,000, respectively.

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

The loan loss provision totaled $5,206,000 for the third quarter and $16,261,000 for the first nine months of 2001. This compares to $2,674,000 and $7,257,000 for the corresponding periods in 2000. Provision expense exceeded net chargeoffs by $1,819,000 in the first nine months of 2001, contributing to Bancorp's increasing the reserve to loan ratio to 1.43% in the third quarter of 2001 from 1.32% in September of 2000. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At September 30, 2001 and 2000, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,117,000 and $6,547,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,600,000 at September 30, 2001 and $3,222,000 at September 30, 2000. At September 30, 2001 and 2000,
there were $335,000 and $35,000, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000, was approximately $4,894,000 and $5,228,000. The average recorded investment in impaired loans for the quarter ended September 30, 2001 and 2000, was approximately $3,606,000 and $3,299,000. For the nine months and quarter ended September 30, 2001, Bancorp recognized interest income on those impaired loans of $132,000 and $14,000 compared to $58,000 and $20,000 for the same periods in 2000. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.


                                                                      Quarter Ended
                                                           2001                            2000
                                           ----------------------------------      --------------------
                                            Sep. 30      Jun. 30      Mar. 31      Dec. 31      Sep. 30
                                           --------     --------      -------     --------     --------

                                                              (Dollars in thousands)

    Balance at beginning of period         $ 40,642     $ 39,541     $ 39,349     $ 40,487     $ 40,238
    Provision for loan losses                 5,206        8,527        2,528        4,043        2,674
    Loans charged off                        (5,675)      (7,985)      (2,886)      (5,759)      (2,993)
    Recoveries                                  995          559          550          578          568
                                           ---------    ---------    ---------    ---------    ---------
      Net charge offs                        (4,680)      (7,426)      (2,336)      (5,181)      (2,425)
                                           ---------    ---------    ---------    ---------    ---------
    Balance at end of period               $ 41,168     $ 40,642     $ 39,541     $ 39,349     $ 40,487
                                           =========    =========    =========    =========    =========

    Ratios:
      Allowance to period end loans,
        Net of unearned income                1.43%        1.40%        1.33%        1.31%        1.32%
      Recoveries to charge offs              17.53%        7.00%       19.06%       10.04%       18.98%
      Allowance as a multiple of
        Net charge offs                       8.80x        5.47x       16.93x        7.59x       16.70x


NONPERFORMING/UNDERPERFORMING ASSETS
The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Nonaccrual loans as of September 30, 2001 have increased over prior periods indicative of the effects of a softening economy. While Bancorp's level of nonperforming assets is in-line with its peers, management remains cautious about the continued effects of the economic slowdown. Nonperforming assets do not consist of any one large credit or groups of credits or concentrations in any particular industry. Nonaccrual loans are composed primarily of commercial, multi-family and 1-4 family residential properties. Accruing loans past due 90 days or more increased $921,000. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as "Accruing loans 90 days or more past due" until they become current. With a general slowdown in the economy and considerable discussion about credit quality in the financial services industry, Bancorp will continue to closely monitor the quality of its loan portfolio.


                                                                 Quarter Ended

                                                         2001                           2000
                                            -------------------------------     -------------------
                                            Sep. 30     Jun. 30     Mar. 31     Dec. 31     Sep. 30
                                            -------     -------     -------     -------     -------
                                                             (Dollars in thousands)

    Nonaccrual loans                        $22,534     $17,341     $16,489     $17,346     $16,480
    Restructured loans                          666         953          79         265         721
    Other real estate owned                   2,053       1,684       1,013       1,075         919
                                            -------     -------     -------     -------     -------
      Total nonperforming assets             25,253      19,978      17,581      18,686      18,120
    Accruing loans past due
      90 days or more                         3,246       2,325       3,822       2,414       5,093
                                            -------     -------     -------     -------     -------
      Total underperforming assets          $28,499     $22,303     $21,403     $21,100     $23,213
                                            =======     =======     =======     =======     =======

    Nonperforming assets as a percent
      of loans, net of unearned income
      plus other real estate owned            0.88%       0.69%       0.59%       0.62%       0.59%
                                            =======     =======     =======     =======     =======
    Underperforming assets as a percent
      of loans, net of unearned income
      Plus other real estate owned            0.99%       0.77%       0.72%       0.70%       0.76%
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

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Total year-to-date average deposits are up 3.36% from the prior year. Quarterly average deposits are up slightly from the linked quarter and the same quarter last year. Short-term borrowings decreased $73,042,000 from year end, while long-term borrowings increased $47,011,000 in conjunction with asset/liability management strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2001, securities maturing in one year or less amounted to $69,517,000, representing 11.64% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2001, amounted to $748,815,000, representing 19.61% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 2001, Bancorp had classified $575,513,000 in investment securities available-for-sale. Management examines Bancorp's liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $4,235,000 for the first nine months of 2001. In addition, remodeling is a planned and ongoing process given the 110 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 2001 were approximately $365,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp's Tier I ratio at September 30, 2001, was 12.6%, its total risked-based capital was 13.8% and its leverage ratio was 9.28%. While Bancorp subsidiaries' ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

                                                                   Quarter Ended

                                                          2001                            2000
                                          ------------------------------------   -----------------------
                                            Sep. 30      Jun. 30      Mar. 31     Dec. 31       Sep. 30
                                          ----------   ----------    ---------   ----------   ----------
Tier I Capital:                                                (Dollars in thousands)
Shareholder's equity                      $  393,969   $  392,717   $  396,566   $  395,132   $  386,031
  Less:  Intangible assets                    33,066       33,690       34,326       34,957       35,675
  Less:  Unrealized net securities
         gains (losses)                        8,832        5,506        5,819        1,955       (3,821)
                                          ----------   ----------   ----------   ----------   ----------
Total Tier I Capital                      $  352,071   $  353,521   $  356,421   $  358,220   $  354,177
                                          ==========   ==========   ==========   ==========   ==========

Total Risk-based Capital:
Tier I Capital                            $  352,071   $  353,521   $  356,421   $  358,220   $  354,177
Qualifying allowance for loan losses          35,082       35,294       35,745       35,945       36,578
                                          ----------   ----------   ----------    ---------   ----------
Total Risk-based Capital                  $  387,153   $  388,815   $  392,166   $  394,165   $  390,755
                                          ==========   ==========   ==========   ==========   ==========

Risk Weighted Assets                      $2,800,521   $2,818,162   $2,855,829   $2,872,181   $2,922,338
                                          ==========   ==========   ==========   ==========   ==========

Risk-based Ratios:
  Tier I                                      12.57%       12.54%       12.48%       12.47%       12.12%
                                          ==========   ==========   ==========   ==========   ==========

  Total Risk-based Capital                    13.82%       13.80%       13.73%       13.72%       13.37%
                                          ==========   ==========   ==========   ==========   ==========

  Leverage                                     9.28%        9.10%        9.30%        9.20%        8.98%
                                          ==========   ==========   ==========   ==========   ==========




FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2000.

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

                            PART II-OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K
          During the quarter ended September 30, 2001, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              FIRST FINANCIAL BANCORP.
                                              -------------------------
                                              (Registrant)



/s/ Michael R. O'Dell                         /s/ C. Douglas Lefferson
----------------------------------            ----------------------------------
Michael R. O'Dell, Senior Vice                C. Douglas Lefferson
President, Chief Financial                    Comptroller
Officer and Secretary                         (Principal Accounting Officer)


Date   November 8, 2001                       Date   November 8, 2001
     -----------------------------                 -----------------------------