Form 10-K
period 2001-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2002-03-15
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes    X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

     As of February 22, 2002, there were issued and outstanding 46,517,646 shares of registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of February 22, 2002, was $744,282,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Documents Incorporated by Reference:

     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement dated March 15, 2002 for the annual meeting of shareholders to be held April 23, 2002 are incorporated by reference into Part III.

Part I
PART II
PART III
PART IV
SIGNATURES
Exhibit 10.5
Exhibit 13
Exhibit 21
Exhibit 23

FORM 10-K CROSS REFERENCE INDEX

Part I

Item 1. Business.

First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (Bancorp), is a financial holding company that engages in the business of commercial banking, and other permissible activities that are financial in nature, through thirteen wholly owned subsidiary institutions: First National Bank of Southwestern Ohio (First Southwestern), Bright National Bank (Bright National), and National Bank of Hastings (Hastings), all national banking associations, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Heritage Community Bank (Heritage), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, Hebron Deposit Bank (Hebron), a Kentucky banking corporation, and Fidelity Federal Savings Bank (Fidelity Federal), a federal savings bank. First Financial Bancorp Service Corporation (Service Corporation) is Bancorp’s operations subsidiary, and Flagstone Insurance and Financial Services Holding Company (Flagstone) is Bancorp’s insurance agency. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its thirteen subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 19 of Bancorp’s Annual Report to Shareholders, which is incorporated by reference in response to this item.

Bancorp was formed in 1982 for the purpose of becoming the parent holding company of First Southwestern. For additional information, please see “Subsidiaries” on pages F-2 and F-3.

Originally formed as a bank holding company, Bancorp elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLBA) effective April 13, 2000. As a financial holding company, Bancorp is limited to conducting activities that are financial in nature as defined under the GLBA. Bancorp’s activities are subject to strict regulation by various state and federal regulatory authorities including the Board of Governors of the Federal Reserve System (Board of Governors) which, in accordance with the GLBA, serves as an “umbrella supervisor” to all financial holding companies (see “Regulation” on page F-3).

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

The range of banking services provided by Bancorp’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. First Southwestern, Community First, Indiana Lawrence, Heritage, Clyde, Bright National, and Sand Ridge also offer lease financing. In addition, Bancorp’s financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp’s subsidiaries, excluding the savings banks, the insurance agency, and the service corporation. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp and its subsidiaries operate in one business segment—the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

At December 31, 2001, Bancorp and its subsidiaries employed 1,832 employees.

Bancorp’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-4700.

Subsidiaries
The following table lists each of Bancorp’s subsidiaries, their acquisition dates, the number of offices that each subsidiary has, total deposits, and the number of ATMs owned by each subsidiary:

		Deposits
	Acquisition	12/31/01	Number of	Number of
Subsidiary/Location	Date	($in 000)	Offices	ATMs

First Southwestern/ Hamilton, Ohio	04/26/83	$1,045,613	38	37
Community First/ Celina/Van Wert, Ohio	04/29/83	662,479	24	14
Indiana Lawrence/ North Manchester, Indiana	09/01/89	123,832	8	3
Fidelity Federal/ Marion, Indiana	09/21/90	83,362	3	1
Citizens First/ Hartford City, Indiana	10/01/90	84,620	5	4
Clyde/ Clyde, Ohio	06/01/94	76,549	3	4
Heritage/ Columbus, Indiana	01/04/93	294,082	15	13
Bright National/ Flora, Indiana	10/01/95	123,836	7	6
Hastings/ Hastings, Michigan	01/01/97	52,034	2	3
Sand Ridge/ Highland, Indiana	06/01/99	463,814	6	18
Hebron/ Hebron, Kentucky	06/01/99	94,412	3	4
Service Corporation/ Middletown, Ohio	06/01/99	N/A	1	0
Flagstone/ Celina, Ohio	12/29/00	N/A	1	0

Bancorp merged four of its wholly owned subsidiaries, Union Bank & Trust Company, Peoples Bank and Trust Company, Farmers State Bank, and Vevay Deposit Bank to form Heritage in November 2001.

In July 2000, Bancorp merged its wholly owned subsidiary, Home Federal Bank, a Federal Savings Bank, Hamilton, Ohio, into another of its wholly-owned subsidiaries, First Southwestern, as an in-market consolidation.

On June 30, 1999, Union Trust Bank, a wholly owned subsidiary of Bancorp, merged into Community First. On December 31, 2001, Community First purchased certain assets and assumed certain liabilities of a division of Blue River Bancshares operating under the name First Community Bank of Fort Wayne, Indiana. This division has two branch locations in Fort Wayne.

Regulation
 First Southwestern, Bright National and Hastings, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Southwestern, Community First, Clyde, Heritage, Bright National, Hastings, and Sand Ridge are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First, Heritage, and Sand Ridge are also subject to regular examination by the Federal Reserve System. Indiana Lawrence, Citizens First, Heritage, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Hebron is subject to supervision and regular examination by the Kentucky Department of Financial Institutions. Fidelity Federal as a federal savings bank, is subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. Flagstone is subject to licensing and other requirements imposed by the Ohio Department of Insurance. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

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

The Act was amended by the Gramm-Leach-Bliley Act of 1999, which was enacted on November 12, 1999. The GLBA also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the GLBA, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The GLBA allows financial holding companies to engage in certain financial activities that are not permitted for bank holding companies. The GLBA provides a list of activities that are “financial in nature” and therefore permitted for financial holding companies. The list includes: lending, investing or safeguarding money or securities; underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing financial or investment advice; issuing or selling interests in pools of assets that a bank could hold; underwriting, dealing or making markets in securities; and, subject to certain conditions, merchant banking or insurance portfolio investing. The Board of Governors has the authority to determine that other activities are permitted for financial holding companies, if those activities satisfy certain criteria.

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

Item 2. Properties.
 The registrant and its subsidiaries operate from 61 offices in Ohio, including Bancorp’s executive office in Hamilton, Ohio, 49 offices in Indiana, three in Kentucky and two in Michigan. Twenty-seven of the offices are located in Butler County, Ohio, of which five branches are built on leased land and seven branches are located in buildings and on land that are leased. Excess space in one facility is leased to third parties. Seven offices are located in Hamilton County, Ohio wherein the land and building are leased for five of the offices. Four offices are located in Auglaize County, Ohio, of which one building is leased and where part of the land is leased for one office. Three offices are located in Sandusky County, Ohio, wherein the land and building is leased for one office. Seven offices are located in Mercer County, Ohio, four in Van Wert County, Ohio, two in Preble County, Ohio, three in Warren County, Ohio, two in Paulding County, Ohio, one in Allen County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which two are leased. Six offices are in Lake County, Indiana of which three are leased. Four offices are in Carroll County, Indiana, of which one is located in a building and on land that is leased. Two offices are located in Tippecanoe County, wherein the land and building are leased for one office. There is one office located in Bartholomew County, Clinton County, Dearborn County, Delaware County, and Jefferson County, Indiana, wherein the land and building are leased for each. Three offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, three in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, two in Tippecanoe County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, two in Rush County, Indiana, one in Ripley County, Indiana, and three in Switzerland, County, Indiana. One office is located in Barry County, Michigan and one in Allegan County, Michigan. Three offices are located in Boone County, Kentucky. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

Item 3. Legal Proceedings.
 Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
 No matters were submitted to the shareholders during the fourth quarter of 2001.

Additional Item — Executive Officers.
 Shown in the table below are the Executive Officers of Bancorp as of December 31, 2001. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 23, 2002, or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

Name	Age	Position

Stanley N. Pontius	55	President and Chief Executive Officer, Director
James C. Hall	40	Executive Vice President
Mark W. Immelt	56	Senior Vice President, Trust Services
Brian D. Moriarty	59	Senior Vice President, Human Resources
C. Thomas Murrell	58	Senior Vice President and Chief Lending Officer
Michael R. O’Dell(1)	50	Senior Vice President, Chief Financial Officer, and Secretary
C. Douglas Lefferson(2)	37	First Vice President, Comptroller

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

James C. Hall became Executive Vice President of Bancorp on June 4, 2001. Since 1991, Mr. Hall has progressed through three Bancorp affiliates. He joined Home Federal Bank, a Federal Savings Bank as Executive Vice President. In 1996, he moved to Fidelity where he served as President and Chief Executive Officer. In 1999, he was named President and Chief Operating Officer of Sand Ridge.

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

(1)	On January 11, 2002, Michael R. O’Dell retired as Chief Financial Officer of Bancorp. He continues to serve as Senior Vice President and Secretary.

(2)	On January 11, 2002, C. Douglas Lefferson was promoted to Senior Vice President and Chief Financial Officer of Bancorp.

Brian D. Moriarty became Senior Vice President of Bancorp, responsible for the human resources function, on January 12, 1996. Mr. Moriarty also became Senior Vice President of First Southwestern in January 1996, where he had been First Vice President since 1991.

C. Thomas Murrell joined Bancorp on April 30, 2001 as Senior Vice President and Chief Lending Officer. Prior to joining Bancorp, Mr. Murrell spent most of his thirty years in banking in Kentucky, with his most recent position at Firstar, N.A. in Cincinnati, Ohio.

Michael R. O’Dell became Senior Vice President, Chief Financial Officer and Secretary of Bancorp on January 12, 1996. He had served as Bancorp’s Comptroller since December 1994. Mr. O’Dell had served as Senior Vice President and Chief Financial Officer of First Southwestern from January 1996 to July 1997, and as First Vice President and Comptroller of First Southwestern from 1991 to January 1996. Mr. O’Dell served as Chief Financial Officer throughout 2001. On January 11, 2002, Mr. O’Dell retired as Chief Financial Officer and was succeeded by C. Douglas Lefferson. Mr. O’Dell continues to serve as Senior Vice President and Secretary of Bancorp.

C. Douglas Lefferson became First Vice President and Comptroller of Bancorp effective November 25, 1998. He had served as Vice President and Chief Financial Officer of First Southwestern since July 1997. Mr. Lefferson previously held the title of Vice President and Comptroller of First Southwestern since December 1995 and Assistant Vice President and Assistant Comptroller since 1993. Effective January 11, 2002, Mr. Lefferson was promoted to Senior Vice President and Chief Financial Officer of Bancorp.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder
Matters.
 Bancorp had 4,700 common stock shareholders of record as of February 22, 2002. Bancorp’s common equity is listed on The Nasdaq Stock Market®. The information contained on page 31 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in response to this item.

Item 6. Selected Financial Data.
 The information contained in Table 1 on page 2 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.
 The information contained in the Management’s Discussion and Analysis section, (pages 1 through 31) of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in response to this item.

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

Such forward-looking statements are meaningful only on the date when such statements are made, and Bancorp undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
 The information contained on page 10 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.
 The consolidated financial statements and report of independent auditors included on pages 13 through 30 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 31 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.
 None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
 Information called for by Item 10 is contained under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 through 4 of Bancorp’s Proxy Statement, dated March 15, 2002 with respect to the Annual Meeting of Shareholders to be held on April 23, 2002, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

Reference is also made to “Additional Item — Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.

Item 11. Executive Compensation.
 The information appearing under “Meetings of the Board of Directors and Committees of the Board” on page 5, “Executive Compensation” on pages 7 through 13, and “Compensation Committee Report” on pages 14 and 15 of Bancorp’s Proxy Statement dated March 15, 2002 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
 The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 through 4 of Bancorp’s Proxy Statement dated March 15, 2002 is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.
 The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 27 of Bancorp’s Annual Report to Shareholders is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as a part of the Report:

		Page*

(1)	Report of Ernst & Young LLP, Independent Auditors	30

	Consolidated Balance Sheets as of December 31, 2001 and 2000	13

	Consolidated Statements of Earnings for year ended December 31, 2001, 2000, and 1999	14

	Consolidated Statements of Cash Flows for year ended December 31, 2001, 2000, and 1999	15

	Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2001, 2000, and 1999	16

	Notes to Consolidated Financial Statements	17

(2)	Financial Statement Schedules:

	Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 which are incorporated herein by reference.

(3)	Exhibits:

Exhibit Number

	3.1	Articles of Incorporation, as amended as of April 27, 1999 and incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

	3.2	Amended and Restated Regulations, as of April 22, 1997 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

	4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993 and incorporated herein by reference to Form 10-K for year ended December 31, 1998. File No. 000-12379.

	4.2	First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

	10.1	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

	10.2	Agreement between Stanley N. Pontius and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

	10.3	Agreement between Michael R. O’Dell and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

	10.4	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

	10.5	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001.

	10.6	Agreement between Brian D. Moriarty and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

	10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

	10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.10	First Financial Bancorp. Director Fee Stock Plan Amended Effective as of February 27, 2001 and incorporated herein by reference to Form10-K for the year ended December 31, 2000. File No. 000-12379

13	Registrant’s annual report to shareholders for the year ended December 31, 2001.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Auditors.

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.

(b)	Reports on Form 8-K:

During the fourth quarter of the year ended December 31, 2001, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:
/s/ Stanley N. Pontius, Director
President and Chief Executive Officer

Date       2/26/02

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley N. Pontius Stanley N. Pontius, Director President and Chief Executive Officer	/s/ Michael R. O’Dell Michael R. O’Dell Senior Vice President and Secretary

Date 2/26/02	Date 2/26/02

/s/ C. Douglas Lefferson C. Douglas Lefferson, Senior Vice President and Chief Financial Officer	/s/ James C. Garland James C. Garland, Director

Date 2/26/02	Date 2/26/02

/s/ Richard L. Alderson Richard L. Alderson, Director	/s/ Donald M. Cisle Donald M. Cisle, Director

Date 2/26/02	Date 2/26/02

/s/ Martin J. Bidwell Martin J. Bidwell, Director	/s/ Steven C. Posey Steven C. Posey, Director

Date 2/26/02	Date 2/26/02

SIGNATURES (CONT’D)

/s/ Perry D. Thatcher Perry D. Thatcher, Director	/s/ Steven S. Marcum Steven S. Marcum, Director

Date 2/26/02	Date 2/26/02

/s/ Barry S. Porter Barry S. Porter, Director	/s/ Bruce S. Leep Bruce S. Leep, Director

Date 2/26/02	Date 2/26/02

/s/ Murph Knapke Murph Knapke, Director

Date 2/26/02

/s/ Corinne R. Finnerty Corinne R. Finnerty, Director

Date 2/26/02