Form 10-Q
period 2002-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2002-05-13
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 High Street, Hamilton, Ohio	45011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 867-4700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common stock, No par value	46,185,588

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands)

	March 31,	December 31,
	2002	2001

Assets
Cash and due from banks	$146,113	$211,130

Interest-bearing deposits with other banks	21,767	13,671

Federal funds sold and securities purchased under agreements to resell	26,586	3,381

Investment securities held-to-maturity, at cost (market value — $23,072 at March 31, 2002 and $21,547 at December 31, 2001)	22,470	20,890

Investment securities available-for-sale, at market value	625,752	595,600

Loans

Commercial	759,778	804,683

Real estate-construction	80,919	75,785

Real estate-mortgage	1,322,089	1,346,235

Installment	578,626	588,549

Credit card	20,772	22,846

Lease financing	31,617	36,139

Total loans	2,793,801	2,874,237

Less

Unearned income	1,442	1,988

Allowance for loan losses	46,876	46,784

Net loans	2,745,483	2,825,465

Premises and equipment	60,215	60,575

Goodwill	27,379	27,379

Other intangibles	9,241	8,842

Deferred income taxes receivable	1,357	0

Accrued interest and other assets	84,450	87,861

Total assets	$3,770,813	$3,854,794

Liabilities

Deposits

Noninterest-bearing	$422,007	$448,330

Interest-bearing	2,588,328	2,636,763

Total deposits	3,010,335	3,085,093

Short-term borrowings

Federal funds purchased and securities sold under agreements to repurchase	57,909	67,641

Other	28,108	25,811

Total short-term borrowings	86,017	93,452

Long-term borrowings	261,285	260,345

Deferred income taxes payable	0	1,388

Accrued interest and other liabilities	32,401	29,973

Total liabilities	3,390,038	3,470,251

Shareholders’ equity

Common stock – no par value

Authorized - 160,000,000 shares

Issued - 48,558,614 in 2002 and 48,570,346 in 2001	396,613	396,631

Retained earnings	23,679	18,244

Accumulated comprehensive income	2,896	5,348

Restricted stock awards	(5,215)	(2,563)

Treasury stock, at cost, 2,213,653 in 2002 and 1,970,411 shares in 2001	(37,198)	(33,117)

Total shareholders’ equity	380,775	384,543

Total liabilities and shareholders’ equity	$3,770,813	$3,854,794

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,

	2002	2001

Interest income

Loans, including fees	$54,077	$67,587

Investment securities

Taxable	6,450	7,107

Tax-exempt	1,848	1,995

Total investment interest	8,298	9,102

Interest-bearing deposits with other banks	137	68

Federal funds sold and securities purchased under agreements to resell	198	242

Total interest income	62,710	76,999

Interest expense

Deposits	17,823	32,135

Short-term borrowings	387	1,371

Long-term borrowings	3,454	3,048

Total interest expense	21,664	36,554

Net interest income	41,046	40,445

Provision for loan losses	5,640	2,528

Net interest income after provision for loan losses	35,406	37,917

Noninterest income

Service charges on deposit accounts	4,747	4,890

Trust income	3,986	4,038

Investment securities gains	4	148

Other	6,031	3,785

Total noninterest income	14,768	12,861

Noninterest expenses

Salaries and employee benefits	17,795	16,042

Net occupancy expenses	1,930	1,970

Furniture and equipment expenses	1,745	1,594

Data processing expenses	1,867	1,770

Deposit insurance expense	145	150

State taxes	487	497

Amortization of intangibles	223	681

Other	7,267	7,131

Total noninterest expenses	31,459	29,835

Income before income taxes	18,715	20,943

Income tax expense	6,314	6,930

Net earnings	$12,401	$14,013

Net earnings per share-basic	$0.27	$0.29

Net earnings per share-diluted	$0.27	$0.29

Cash dividends declared per share	$0.15	$0.15

Average basic shares outstanding	46,504,814	48,094,239

Average diluted shares outstanding	46,678,785	48,162,385

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2002	2001

Operating activities

Net earnings	$12,401	$14,013

Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	5,640	2,528

Provision for depreciation and amortization	1,908	2,214

Net amortization of investment security premiums and accretion of discounts	193	(125)

Realized investment security gains	(4)	(148)

Originations of mortgage loans held for sale	(83,143)	(30,157)

Gains from sales of mortgage loans held for sale	(1,635)	(420)

Proceeds from sale of mortgage loans held for sale	83,889	30,040

Deferred income taxes	(1,274)	141

Decrease in interest receivable	1,374	1,800

Increase in cash surrender value of life insurance	(164)	(1,079)

Increase in prepaid expenses	(595)	(942)

Increase in accrued expenses	4,608	3,295

(Decrease) increase in interest payable	(1,304)	212

Other	2,298	(114)

Net cash provided by operating activities	24,192	21,258

Investing activities

Proceeds from calls, paydowns and maturities of investment securities available-for-sale	60,299	62,263

Purchases of investment securities available-for-sale	(94,620)	(56,670)

Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	1,184	4,439

Purchases of investment securities held-to-maturity	(2,706)	(3,800)

Net increase in interest-bearing deposits with other banks	(8,096)	(211)

Net increase in federal funds sold and securities purchased under agreements to resell	(23,205)	(59,200)

Net decrease in loans and leases	71,900	32,948

Recoveries from loans and leases previously charged off	838	550

Proceeds from disposal of other real estate owned	1,790	377

Purchases of premises and equipment	(1,282)	(1,204)

Net cash provided by (used in) investing activities	6,102	(20,508)

Financing activities

Net decrease in total deposits	(74,758)	(18,029)

Net decrease in short-term borrowings	(7,435)	(59,665)

Net increase in long-term borrowings	940	49,475

Cash dividends declared	(6,966)	(7,199)

Purchase of common stock	(7,104)	(9,554)

Proceeds from exercise of stock options, net of shares purchased	12	9

Net cash used in financing activities	(95,311)	(44,963)

Decrease in cash and cash equivalents	(65,017)	(44,213)

Cash and cash equivalents at beginning of period	211,130	182,058

Cash and cash equivalents at end of period	$146,113	$137,845

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2002	2001

Supplemental disclosures

Interest paid	$22,969	$36,342

Income taxes paid	$13	$2,325

Recognition of deferred tax liabilities attributable to FASB Statement No. 115	$1,471	$(2,292)

Acquisition of other real estate owned through foreclosure	$1,604	$376

Issuance of restricted stock award	$3,190	$2,826

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2002	2001

Balances at January 1	$384,543	$395,132

Net earnings	12,401	14,013

Other comprehensive income, net of taxes:

Changes in unrealized (losses) gains on securities, Available for sale	(2,452)	3,864

Comprehensive income	9,949	17,877

Cash dividends declared	(6,966)	(7,199)

Purchase of common stock	(7,104)	(9,554)

Exercise of stock options, net of shares purchased	12	9

Restricted stock award	(197)	0

Amortization of restricted stock awards	538	301

Balance at March 31	$380,775	$396,566

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (“Bancorp”), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a financial holding company, include the accounts of Bancorp and its wholly-owned subsidiaries – First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, The Clyde Savings Bank Company, Heritage Community Bank, Bright National Bank, National Bank of Hastings, Sand Ridge Bank, Hebron Deposit Bank, First Financial Bancorp Service Corporation, and Flagstone Insurance Agency. All significant intercompany transactions and accounts have been eliminated in consolidation.

During the first quarter, no conversions or mergers occurred with regard to Project Renaissance, Bancorp’s multi-phased regionalization and expansion project to consolidate the company’s 14 banks into 4 regional affiliates. The Project Renaissance conversion/merger plan is progressing as currently planned.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with accounting principles generally accepted in the United States.

Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 430,500 shares during the first quarter of 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combination, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

Bancorp applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1,172,000 ($0.02 per share) per year. During 2002, Bancorp will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives, if any, as of January 1, 2002. Goodwill impairment, if any, will be recognized as a cumulative effect of a change in accounting principle.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Accounting principles generally accepted in the United States do not require these financial instruments to be recorded in the consolidated balance sheets, statements of earnings, changes in shareholders’ equity, or cash flows. However, a discussion of these instruments follows.

Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit and commitments outstanding to extend credit is represented by the contractual amounts of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Following is a discussion of these transactions.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of March 31, 2002, Bancorp had issued standby letters of credit aggregating $24,961,000 compared to $24,516,000 issued as of December 31, 2001. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates their customers’ creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $497,510,000 at March 31, 2002 and $477,689,000 at December 31, 2001. Management does not anticipate any material losses as a result of these commitments.

Bancorp’s board of directors approved a policy authorizing the use of certain derivative products as a tool for the management of interest rate risk. Approved derivatives include interest rate caps, floors, and swaps. These instruments will allow Bancorp to meet the needs of its customers, yet reduce the interest rate risk associated with certain transactions. Bancorp did not use off-balance-sheet derivative financial instruments (such as interest rate swaps) as defined in Statement of Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the first quarter of 2002.

NOTE 3: GOODWILL

Effective January 1, 2002, goodwill is no longer amortized. Net earnings for the first three months of 2001, adjusted to exclude goodwill amortization expense recognized during that period is shown below.

Reported net earnings	$14,013	$0.29

Goodwill amortization	293	0.01

Net earnings, excluding goodwill amortization	$14,306	$0.30

NOTE 4: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the quarter ended March 31, 2002 and 2001 are shown in the table below.

	Three months ended
	March 31,

	2002	2001

	(Dollars in thousands)
Net Income	$12,401	$14,013

Other comprehensive income, net of tax:

Unrealized holding (losses) gains arising during period	(2,450)	3,954

Less: reclassification adjustment for gains included in net income	2	90

Other comprehensive (loss) income	(2,452)	3,864

Comprehensive income	$9,949	$17,877

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

	2002	2001

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollars in thousands, except per share data)
Net earnings	$12,401	$7,353	$12,112	$9,831	$14,013

Net earnings per share-basic	0.27	0.16	0.26	0.21	0.29

Net earnings per share-diluted	0.27	0.16	0.26	0.21	0.29

Net earnings per share-diluted-cash basis (a)	0.27	0.17	0.27	0.21	0.30

Average consolidated balance sheet items:

Loans less unearned income	2,824,667	2,851,415	2,890,307	2,934,168	2,988,791

Investment securities	626,323	604,463	591,386	586,151	582,627

Other earning assets	115,802	81,911	66,161	126,961	22,169

Total earning assets	3,566,792	3,537,789	3,547,854	3,647,280	3,593,587

Total assets	3,839,190	3,821,300	3,825,105	3,917,884	3,866,043

Deposits	3,036,585	3,080,510	3,072,824	3,175,336	3,117,272

Shareholders’ equity	388,976	396,754	396,384	395,114	394,882

Key Ratios

Average equity to average total assets	10.13%	10.38%	10.36%	10.08%	10.21%

Return on average total assets	1.31%	0.76%	1.26%	1.01%	1.47%

Return on average equity	12.93%	7.35%	12.12%	9.98%	14.39%

Net interest margin (fully tax equivalent)	4.79%	4.73%	4.74%	4.53%	4.69%

(a)	Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. The cash basis calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

NET INTEREST INCOME

Net interest income, Bancorp’s principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, interest income presented in the table below has been adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings which facilitates a comparison between taxable and tax-exempt assets.

Net interest income on a fully tax equivalent basis increased 1.27% for the quarter ended March 31, 2002 compared to the same period in 2001. A dramatic drop in market interest rates since the first quarter of 2001 led to significant reductions in both interest income and interest expense. A decrease in average outstanding loan balances of 5.49% from the first quarter of 2001 also contributed to reduced interest income. At this point in the interest-rate cycle, Bancorp’s current strategy is to sell the majority of mortgage loans it originates while retaining the servicing and customer relationships. This strategy contributed to the decline in average outstanding loan balances. Commercial and installment loan demand, while showing signs of strengthening, was softer than first quarter 2001. Lease financing balances, although not a large portion of the overall loan portfolio, decreased significantly from the comparable period in 2001 as Bancorp put less emphasis on automobile leasing. A 44.5% reduction in interest expense on deposit accounts, however, more than offset the reduced loan interest resulting in the 1.27% increase in net interest income when comparing first quarter 2002 with first quarter 2001. On a linked quarter basis (first quarter 2002 compared to fourth quarter 2001) net interest income on a fully tax equivalent basis decreased $60,000 or 0.14%.

	Quarter Ended
	2002	2001

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollars in thousands)
Interest income	$62,710	$66,459	$71,434	$74,853	$76,999

Interest expense	21,664	25,375	30,085	34,766	36,554

Net interest income	41,046	41,084	41,349	40,087	40,445

Tax equivalent adjustment to interest income	1,063	1,085	1,083	1,100	1,137

Net interest income (fully tax equivalent)	$42,109	$42,169	$42,432	$41,187	$41,582

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, the dramatic decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for the quarter ended March 31, 2002 in comparison to 2001. The decrease in volume of earning assets had a negative impact on net interest income for the same period partially offset by lower interest-bearing liabilities. The decline in rates affected interest income less than interest expense thus more than offsetting the decline due to volume. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Three Months
	Ended
	March 31, 2002	Change Due To:

	Over 2001	Rate	Volume

	(Dollars in thousands)
Interest income	$(14,289)	$(13,719)	$(570)

Interest expense	(14,890)	(14,440)	(450)

Net interest income	$601	$721	$(120)

OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 2002 was $12,399,000 which was a decrease of $1,524,000 or 11.0% from that reported in the same period in 2001. The decrease in net operating income can be primarily attributed to the increase in the provision for loan losses of $3,112,000 to establish adequate reserves (see Allowance for Loan Losses and Nonperforming/Underperforming Assets sections for further discussion). The decrease in net operating income was offset by an increase in net interest income of $601,000 or 1.49% and an increase in noninterest income of $1,907,000 or 14.8% for the three months of 2002 compared to the same period in 2001. In regard to the major components of noninterest income, service charge income was down slightly, $143,000 or 2.92%, from the first quarter of last year. Trust fee revenues were relatively flat when compared to the same period in 2001, down $52,000. The other category of noninterest income was up significantly over the prior year with an increase of $2,246,000 or 59.3%. The increase in other noninterest income was driven by an increase of $1,215,000 in gains on sale of mortgage loans. The first quarter of 2002 also contained a $223,000 non-recurring life insurance gain. Additionally ongoing insurance revenue and sales of third-party mutual funds contributed to the increase. Investment securities gains decreased to $4,000 from $148,000.

Total noninterest expense increased 5.44% from $29,835,000 in the first quarter of 2001 to $31,459,000. The majority of this increase was related to a $1,753,000 or 10.9% increase in the largest category of noninterest expense—salaries and employee benefits. Almost half of the increase in this category was due to ongoing Project Renaissance expenses, a substantial portion of which relates to one-time severance costs.

INCOME TAXES

For the first three months of 2002, income tax expense was $6,314,000 compared to $6,930,000 for the same period in 2001, or a decrease of $616,000. In 2002, $6,312,000 of the tax expense was related to operating income with a tax expense of $2,000 related to securities transactions. In the first three months of 2001, income tax expense related to operating income was $6,872,000, with a tax expense related to securities transactions of $58,000.

NET EARNINGS

Net earnings for the first three months of 2002 were $12,401,000 or $0.27 in diluted earnings per share compared to $14,013,000 or $0.29 in diluted earnings per share for the same period in 2001. Net securities gains through March 31, 2002 were $2,000 compared to $90,000 for the period ending March 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on Bancorp’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The loan loss provision totaled $5,640,000 for the first quarter of 2002 compared to $2,528,000 for the first quarter of 2001. Bancorp continued to maintain appropriate reserves as the reserve to loan ratio increased to 1.68%, up from 1.33% a year ago and 1.63% last quarter. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At March 31, 2002 and 2001, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,830,000 and $4,525,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $216,000 at March 31, 2002 and $1,680,000 at March 31, 2001. At March 31, 2002 and 2001, there were $1,207,000 and $49,000, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2002 and 2001, was approximately $1,825,000 and $6,830,000. For the quarter ended March 31, 2002, Bancorp recognized interest income on those impaired loans of $6,000 compared to $58,000 for the same period in 2001. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2002		2001

	Mar. 31		Dec. 31		Sep. 30		Jun. 30		Mar. 31

	(Dollars in thousands)
Balance at beginning of period	$46,784		$41,168		$40,642		$39,541		$39,349

Allowance acquired through mergers	0		1,462		0		0		0

Provision for loan losses	5,640		10,552		5,206		8,527		2,528

Loans charged off	(6,386)		(7,086)		(5,675)		(7,985)		(2,886)

Recoveries	838		688		995		559		550

Net charge offs	(5,548)		(6,398)		(4,680)		(7,426)		(2,336)

Balance at end of period	$46,876		$46,784		$41,168		$40,642		$39,541

Ratios:

Allowance to period end loans, net of unearned income	1.68%		1.63%		1.43%		1.40%		1.33%

Recoveries to charge offs	13.12%		9.71%		17.53%		7.00%		19.06%

Allowance as a multiple of net charge offs	8.45	X	7.31	X	8.80	X	5.47	X	16.93	X

NONPERFORMING/UNDERPERFORMING ASSETS

The table on the following page shows the categories which are included in nonperforming and underperforming assets.

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $10,786,000 to $32,189,000 in the first quarter of 2002 from the $21,403,000 in the first quarter of 2001. On a linked quarter basis, total underperforming assets decreased $796,000.

Nonaccrual loans as of March 31, 2002 have increased over prior periods indicative of the effects of a softening economy during the latter half of 2001. Bancorp’s level of nonperforming assets is in-line with its peers and did stabilize in the first quarter. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. At December 31, 2001, Bancorp carried an agricultural credit of approximately $6,900,000 in nonaccrual loans as discussed in the 2001 Form 10-K. Bancorp has settled this credit. As a result of the settlement, approximately $2,500,000 was charged-off in the first quarter of 2002; and Bancorp received payment for the approximate balance in the second quarter. The agreement was finalized subsequent to March 31, 2002, but prior to this filing. Therefore, Bancorp carried the remaining balance of approximately $4,400,000 in nonperforming assets at quarter end.

Accruing loans past due 90 days or more decreased $124,000 from the same quarter last year and $1,030,000 from last quarter. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management feels will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current.

	Quarter Ended
	2002	2001

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollars in thousands)
Nonaccrual loans	$25,926	$24,628	$22,534	$17,341	$16,489

Restructured loans	453	1,291	666	953	79

Other real estate owned	2,112	2,338	2,053	1,684	1,013

Total nonperforming assets	28,491	28,257	25,253	19,978	17,581

Accruing loans past due 90 days or more	3,698	4,728	3,246	2,325	3,822

Total underperforming assets	$32,189	$32,985	$28,499	$22,303	$21,403

Nonperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.02%	0.98%	0.88%	0.69%	0.59%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.15%	1.15%	0.99%	0.77%	0.72%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Total year-to-date average deposits have decreased 2.59% from the prior year. Short-term borrowings decreased $7,435,000 from year end, while long-term borrowings increased $940,000 in conjunction with asset/liability management strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2002, securities maturing in one year or less amounted to $81,215,000, representing 12.5% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2002, amounted to $710,838,000, representing 18.9% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2002, Bancorp had classified $625,752,000 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,282,000 for the first three months of 2002. In addition, remodeling is a planned and ongoing process given the 107 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 2002 were approximately $13,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio and an 8.00% total risk-based capital ratio. A minimum 3.00% Leverage ratio is required for bank holding companies that either are rated composite “1” under the BOPEC rating system or have implemented the Board’s risk-based capital market risk measure. The minimum leverage ratio for all other bank holding companies is 4.0%. Tier 1 capital consists primarily of common shareholders’ equity, net of certain intangibles, and total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp’s Tier I ratio at March 31, 2002, was 12.6%, its total risked-based capital was 13.9% and its leverage ratio was 9.09%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

		Quarter Ended
	2002	2001

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

		(Dollars in thousands)
Tier I Capital:
Shareholder’s equity	$380,775	$384,543	$393,969	$392,717	$396,566

Less: Intangible assets	31,839	32,465	33,066	33,690	34,326

Less: Unrealized net securities gains (losses)	2,896	5,348	8,832	5,506	5,819

Total Tier I Capital	$346,040	$346,730	$352,071	$353,521	$356,421

Total Risk-Based Capital:

Tier I Capital	$346,040	$346,730	$352,071	$353,521	$356,421

Qualifying Allowance for Loan Losses	34,407	35,111	35,083	35,294	35,745

Total Risk-Based Capital	$380,447	$381,841	$387,154	$388,815	$392,166

Risk Weighted Assets	$2,740,088	$2,797,210	$2,800,521	$2,818,162	$2,855,829

Risk-Based Ratios:

Tier I	12.63%	12.40%	12.57%	12.54%	12.48%

Total Risk-Based Capital	13.88%	13.65%	13.82%	13.80%	13.73%

Leverage	9.09%	9.07%	9.28%	9.10%	9.30%

FORWARD-LOOKING INFORMATION

The Form 10-Q should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2001.

Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2001 Annual Report on Form 10-K.

ACCOUNTING AND REGULATORY MATTERS

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp’s liquidity, capital resources, or operations.

PART II-OTHER INFORMATION

Item 5.	Other Information

Dan R. Dalton, a director of First Financial Bancorp. since 1999 and a director of Heritage Community Bank, resigned as a director of First Financial Bancorp., effective April 30, 2002, due to the demands of other responsibilities. Mr. Dalton, who is Dean of the Kelley School of Business at Indiana University, will continue as a director of Heritage Community Bank.

Item 6.	Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

During the quarter ended March 31, 2002, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ C. Douglas Lefferson C. Douglas Lefferson, Senior Vice President and Chief Financial Officer	/s/ J. Franklin Hall J. Franklin Hall Vice President and Comptroller (Principal Accounting Officer)

Date May 10, 2002	Date May 10, 2002