Form 10-Q
period 2002-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2002-08-12
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      JUNE 30, 2002

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

Yes     X         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2002

Common stock, No par value	45,812,693

FIRST FINANCIAL BANCORP.

INDEX

Page No.

Part I-Financial Information

Part II-Other Information

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	18

Signatures	19

PART I — FINANCIAL INFORMATION

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands)

	June 30,	December 31,
	2002	2001

Assets

Cash and due from banks	$162,710	$211,130

Interest-bearing deposits with other banks	10,083	13,671

Federal funds sold and securities purchased under agreements to resell	3,160	3,381

Investment securities held-to-maturity, at cost (market value - $22,128 at June 30, 2002 and $21,547 at December 31, 2001)	21,507	20,890

Investment securities available-for-sale, at market value	614,358	595,600

Loans

Commercial	780,555	804,683

Real estate-construction	82,221	75,785

Real estate-mortgage	1,305,000	1,346,235

Installment	575,870	588,549

Credit card	21,039	22,846

Lease financing	28,239	36,139

Total loans	2,792,924	2,874,237

Less

Unearned income	1,046	1,988

Allowance for loan losses	47,709	46,784

Net loans	2,744,169	2,825,465

Premises and equipment	58,125	60,575

Goodwill	27,379	27,379

Other intangibles	9,120	8,842

Accrued interest and other assets	84,236	87,861

Total assets	$3,734,847	$3,854,794

Liabilities

Deposits

Noninterest-bearing	$409,468	$448,330

Interest-bearing	2,536,640	2,636,763

Total deposits	2,946,108	3,085,093

Short-term borrowings

Federal funds purchased and securities sold under agreements to repurchase	46,027	67,641

Other	64,648	25,811

Total short-term borrowings	110,675	93,452

Long-term borrowings	261,294	260,345

Deferred income taxes payable	2,307	1,388

Accrued interest and other liabilities	28,480	29,973

Total liabilities	3,348,864	3,470,251

Shareholders’ equity

Common stock - no par value

Authorized - 160,000,000 shares

Issued - 48,558,614 in 2002 and 48,570,346 in 2001	396,375	396,631

Retained earnings	30,204	18,244

Accumulated comprehensive income	9,307	5,348

Restricted stock awards	(4,792)	(2,563)

Treasury stock, at cost, 2,632,507 shares in 2002 and 1,970,411 shares in 2001	(45,111)	(33,117)

Total shareholders’ equity	385,983	384,543

Total liabilities and shareholders’ equity	$3,734,847	$3,854,794

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income

Loans, including fees	$106,845	$132,232	$52,768	$64,645

Investment securities	13,158	14,035	6,708	6,928

Taxable

Tax-exempt	3,663	3,932	1,815	1,937

Total investment interest	16,821	17,967	8,523	8,865

Interest-bearing deposits with other banks	234	285	97	217

Federal funds sold and securities purchased under agreements to resell	295	1,368	97	1,126

Total interest income	124,195	151,852	61,485	74,853

Interest expense

Deposits	33,690	62,541	15,867	30,406

Short-term borrowings	808	2,001	421	630

Long-term borrowings	6,970	6,778	3,516	3,730

Total interest expense	41,468	71,320	19,804	34,766

Net interest income	82,727	80,532	41,681	40,087

Provision for loan losses	9,044	11,055	3,404	8,527

Net interest income after provision for loan losses	73,683	69,477	38,277	31,560

Noninterest income

Service charges on deposit accounts	9,674	10,009	4,927	5,119

Trust income	7,854	7,878	3,868	3,840

Investment securities gains	9	190	5	42

Other	11,189	8,417	5,158	4,632

Total noninterest income	28,726	26,494	13,958	13,633

Noninterest expenses

Salaries and employee benefits	35,954	31,880	18,159	15,838

Net occupancy expenses	3,933	3,903	2,003	1,933

Furniture and equipment expenses	3,530	3,253	1,785	1,659

Data processing expenses	3,881	3,639	2,014	1,869

Deposit insurance expense	287	301	142	151

State taxes	935	1,006	448	509

Amortization of intangibles	435	1,350	212	669

Other	14,924	14,502	7,657	7,371

Total noninterest expenses	63,879	59,834	32,420	29,999

Income before income taxes	38,530	36,137	19,815	15,194

Income tax expense	12,698	12,293	6,384	5,363

Net earnings	$25,832	$23,844	$13,431	$9,831

Net earnings per share-basic	$0.56	$0.50	$0.29	$0.21

Net earnings per share-diluted	$0.56	$0.50	$0.29	$0.21

Cash dividends declared per share	$0.30	$0.30	$0.15	$0.15

Average basic shares outstanding	46,316,229	47,865,021	46,129,716	47,638,323

Average diluted shares outstanding	46,445,758	48,000,132	46,214,803	47,705,288

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,

	2002	2001

Operating activities

Net earnings	$25,832	$23,844

Adjustments to reconcile net earnings to net cash provided by operating activities

Provision for loan losses	9,044	11,055

Provision for depreciation and amortization	4,830	4,522

Net amortization of investment security premiums and accretion of discounts	398	(112)

Realized investment security gains	(9)	(190)

Originations of mortgage loans held for sale	(123,386)	(89,365)

Gains from sales of mortgage loans held for sale	(2,339)	(1,241)

Proceeds from sale of mortgage loans held for sale	124,424	89,579

Deferred income taxes	(1,553)	216

Decrease in interest receivable	2,782	3,042

Increase in cash surrender value of life insurance	(371)	(1,227)

Increase in prepaid expenses	(1,797)	(1,163)

Increase (decrease) in accrued expenses	616	(4,362)

Decrease in interest payable	(1,771)	(1,488)

Other	4,105	(1,906)

Net cash provided by operating activities	40,805	31,204

Investing activities

Proceeds from calls, paydowns and maturities of investment securities available-for-sale	109,480	107,986

Purchases of investment securities available-for-sale	(122,317)	(108,524)

Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	2,495	6,628

Purchases of investment securities held-to-maturity	(2,991)	(4,300)

Net decrease (increase) in interest-bearing deposits with other banks	3,588	(16,663)

Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	221	(49,165)

Net decrease in loans and leases	67,708	84,063

Recoveries from loans and leases previously charged off	1,648	1,109

Proceeds from disposal of other real estate owned	2,609	848

Purchases of premises and equipment	(1,738)	(1,666)

Net cash provided by investing activities	60,703	20,316

Financing activities

Net decrease in total deposits	(138,985)	(13,400)

Net increase (decrease) in short-term borrowings	17,223	(61,632)

Net increase in long-term borrowings	949	47,085

Cash dividends declared	(13,872)	(14,332)

Purchase of common stock	(16,008)	(16,044)

Proceeds from exercise of stock options, net of shares purchased	765	9

Net cash used in financing activities	(149,928)	(58,314)

Decrease in cash and cash equivalents	(48,420)	(6,794)

Cash and cash equivalents at beginning of period	211,130	182,058

Cash and cash equivalents at end of period	$162,710	$175,264

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,

	2002	2001

Supplemental disclosures

Interest paid	$43,240	$72,808

Income taxes paid	$9,206	$15,451

Recognition of deferred tax liabilities attributable to FASB Statement No. 115	$(2,472)	$(2,067)

Acquisition of other real estate owned through foreclosure	$2,896	$1,559

Issuance of restricted stock award	$3,190	$2,826

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six months ended
	June 30,

	2002	2001

Balances at January 1	$384,543	$395,132

Net Earnings	25,832	23,844

Other comprehensive income, net of taxes:

Changes in unrealized gains on securities, Available for sale	3,959	3,551

Comprehensive income	29,791	27,395

Cash dividends declared	(13,872)	(14,332)

Purchase of common stock	(16,008)	(16,044)

Exercise of stock options, net of shares purchased	765	9

Restricted stock awards	(197)	0

Amortization of restricted stock awards	961	557

Balance at June 30	$385,983	$392,717

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a financial holding company as of June 30, 2002, include the accounts of Bancorp and its wholly-owned subsidiaries — First National Bank of Southwestern Ohio, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Bright National Bank, National Bank of Hastings, Sand Ridge Bank, Hebron Deposit Bank, First Financial Bancorp Service Corporation, and Flagstone Insurance and Financial Services Holding Company (Flagstone Insurance HC). All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with accounting principles generally accepted in the United States.

Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 906,995 shares during the first half of 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combination, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Core deposit intangibles and mortgage servicing rights will continue to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

Bancorp applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1,172,000 ($0.02 per share) per year. Bancorp performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002 and found no adjustment was necessary.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. Accounting principles generally accepted in the United States do not require these financial instruments to be recorded in the consolidated balance sheets, statements of earnings, changes in shareholders’ equity or cash flows. However, a discussion of these instruments follows.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of June 30, 2002, Bancorp had issued standby letters of credit aggregating $26,602,000 compared to $24,516,000 issued as of December 31, 2001. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $472,070,000 at June 30, 2002 and $477,689,000 at December 31, 2001. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the six months ended June 30, 2002 and 2001 are shown in the table below.

	Six months ended
	June 30,

	2002	2001

	(Dollars in thousands)
Net Income	$25,832	$23,844

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	3,966	3,669

Less: reclassification adjustment for gains included in net income	7	118

Other comprehensive income (loss)	3,959	3,551

Comprehensive income	$29,791	$27,395

NOTE 4: ACCOUNTING FOR DERIVATIVES

Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has two interest rate swaps that are accounted for as fair value hedges under SFAS No. 133 since their purpose is to swap long term fixed rate assets to floating interest rates. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged assets. Both swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. At June 30, 2002 Bancorp had interest rate swaps with a notional value of $1,900,000.

Bancorp is exposed to losses if a counterparty fails to make its payment under a contract in which Bancorp is in the receiving position. Although collateral or other security may not be obtained, Bancorp minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy their obligation under the agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

	2002		2001

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollars in thousands)
Net Earnings	$13,431	$12,401	$7,353	$12,112	$9,831

Net earnings per share-basic	0.29	0.27	0.16	0.26	0.21

Net earnings per share-diluted	0.29	0.27	0.16	0.26	0.21

Net earnings per share-diluted-cash basis (a)	0.29	0.27	0.17	0.27	0.21

Average consolidated balance sheet items:

Loans less unearned income	2,789,773	2,824,667	2,851,415	2,890,307	2,934,168

Investment securities	645,240	626,323	604,463	591,386	586,151

Other earning assets	39,025	72,936	81,911	66,161	126,961

Total Earning Assets	3,474,038	3,523,926	3,537,789	3,547,854	3,647,280

Total assets	3,736,305	3,796,324	3,821,300	3,825,105	3,917,884

Deposits	2,977,935	3,036,585	3,080,510	3,072,824	3,175,336

Shareholders’ equity	386,892	388,976	396,754	396,384	395,114

Key Ratios
Average equity to average total assets	10.35%	10.25%	10.38%	10.36%	10.08%

Return on average total assets	1.44%	1.32%	0.76%	1.26%	1.01%

Return on average equity	13.92%	12.93%	7.35%	12.12%	9.98%

Net interest margin (fully tax equivalent)	4.93%	4.85%	4.73%	4.74%	4.53%

(a)	Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. The cash basis calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

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

Net interest income on a fully tax equivalent basis increased $1,538,000 or 3.73% for the quarter ended June 30, 2002 compared to the same period in 2001. On a linked quarter basis (second quarter 2002 compared to first quarter 2002) net interest income on a fully tax equivalent basis increased $616,000 or 1.46%. Year-to-date net interest income on a fully tax equivalent basis increased $2,065,000 or 2.49% over the prior year. A dramatic drop in market interest rates since the first quarter of 2001 led to significant reductions in both interest income and interest expense affecting both the quarter and year-to-date results. A decrease in loan balances also contributed to reduced interest income. Year-to-date average outstanding loan balances were 5.21% lower than the comparable period one year ago. The greatest contributing factor to the decline in loan balances was a reduction in residential real estate loans. Residential real estate loan demand remained relatively high due to refinancing activity into lower fixed-rate loans. However, at this point in the interest-rate cycle, Bancorp’s current strategy is to sell the majority of these mortgage loans while retaining the servicing and customer relationships. A decline in consumer installment loan demand over the periods discussed also contributed somewhat to lower loan balances. A 41.9% reduction in interest expense, however, more than offset reduced loan interest.

Bancorp’s net interest margin on a fully tax-equivalent basis increased by 40 basis points to 4.93% for the second quarter of 2002 versus the second quarter of 2001. Year-to-date net interest margin was 4.89% compared to 4.61% for the same period in 2001, an increase of 28 basis points. The margin increased for both the quarter and year to date due to continued efficient repricing of deposits and a strategy to allow for runoff of some higher-priced deposits given a decline in loan balances.

		Quarter Ended
	2002		2001

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

		(Dollars in thousands)
Interest income	$61,485	$62,710	$66,459	$71,434	$74,853

Interest expense	19,804	21,664	25,375	30,085	34,766

Net interest income	41,681	41,046	41,084	41,349	40,087

Tax equivalent adjustment to interest income	1,044	1,063	1,085	1,083	1,100

Net interest income (fully tax equivalent)	$42,725	$42,109	$42,169	$42,432	$41,187

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, the dramatic decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense year-to-date and quarter ended June 30, 2002 in comparison to 2001. The decrease in volume on earning assets had a negative impact on net interest income for both the year-to-date and the quarter partially offset by lower interest-bearing liabilities. The decline in rates affected interest expense more than interest income, thus more than offsetting the decline due to volume. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Six Months			Three Months
	Ended			Ended
	June 30, 2002	Change Due To:		June 30, 2002	Change Due To:
	Over 2001	Rate	Volume	Over 2001	Rate	Volume

	(Dollars in thousands)			(Dollars in thousands)
Interest income	$(27,657)	$(22,692)	$(4,965)	$(13,368)	$(9,938)	$(3,430)

Interest expense	(29,852)	(27,016)	(2,836)	(14,962)	(13,120)	(1,842)

Net interest income	$2,195	$4,324	$(2,129)	$1,594	$3,182	$(1,588)

OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 2002 was $25,825,000 which was an increase of $2,099,000 or 8.85% over the same period in 2001. As discussed previously, net interest income increased approximately $2,200,000. Noninterest income increased $2,200,000, while the provision for loan losses decreased $2,000,000. These increases to income were offset by a $4,400,000 increase in noninterest expenses. However, for the second quarter of 2002, compared to the same quarter in 2001, the primary reason for the $3,623,000 increase was due to a decrease in the provision for loan losses of $5,123,000. See the “Allowance for Loan Losses” section for further detail.

Excluding securities gains, second quarter noninterest income was $13,953,000, an increase of 2.66% over the second quarter of 2001. Service charges on deposit accounts were slightly lower, $192,000 or 3.75%, from the second quarter of last year primarily due to reduced nonsufficient fund (NSF) service charge income. Trust fee revenues were relatively flat when compared to the comparable period in 2001. While new trust sales remained strong, lower market values, as indicated by a 20% drop in the S&P since first quarter 2001, had a neutralizing impact on trust fee revenue. Other income for the second quarter increased 11.4% over the comparable period in 2001 as a result of higher gains on the sale of loans, ongoing insurance revenue and sales of third-party mutual funds. Year-to-date noninterest income excluding security gains increased 9.17%. This increase was driven by the net effect of an increase in other noninterest income, a decrease in service charges and stable trust fees as discussed above. Items of note on a linked quarter basis (second quarter 2002 compared to first quarter 2002) were an increase in service charge income of 3.79%. Also, a decrease in other income due to lower gains on sale of loans and the nonrecurring life insurance gain of $233,000 in the first quarter of 2002.

Noninterest expense for the second quarter of 2002 increased 8.07% over the second quarter of 2001. Year-to-date noninterest expense increased 6.76%. For both comparison periods, the category with the most significant increase was salary and employee benefits. The increase in salary and employee benefits is partially related to increased staff which includes new income-generating personnel and strengthened administrative staff in the areas of risk management, loan administration, including problem credits, and financial control. An increase of $357,000 in health care costs for the first six months of 2002 versus 2001 also contributed to a rise in expenses.

INCOME TAXES

For the first six months of 2002, income tax expense was $12,698,000 compared to $12,293,000 for the same period in 2001, or a decrease of $405,000. In 2002, $12,696,000 of the tax expense was related to operating income with a tax expense of $2,000 related to securities transactions. In the first six months of 2001, income tax expense related to operating income was $12,221,000, with a tax expense related to securities transactions of $72,000.

Income tax expense for the second quarter of 2002 was $6,384,000, an increase of $1,021,000 when compared to $5,363,000 reported for the same period in 2001. Tax expense relating to operating income totaled $6,384,000 and $5,349,000 for the quarters ended June 30, 2002 and 2001, respectively, with no tax expense related to securities transactions for the second quarter of 2002 and $14,000 for 2001.

NET EARNINGS

Net earnings for the first six months of 2002 were $25,832,000 or $0.56 in diluted earnings per share compared to $23,844,000 or $0.50 in diluted earnings per share for the same period in 2001. Net securities gains through June 30, 2002 were $7,000 compared to $118,000 for the period ending June 30, 2001.

Net earnings for the second quarter of 2002 were $13,431,000 or $0.29 in diluted earnings per share versus $9,831,000 or $0.21 for the second quarter of 2001. Net securities gains for the second quarter of 2002 and 2001 were $5,000 and $28,000, respectively.

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

The provision for loan losses totaled $9,044,000 for the six months ended June 30, 2002 compared to $11,055,000 for the same period in 2001. For the quarters ended June 30, 2002 and 2001, the provision for loan losses totaled $3,404,000 and $8,527,000, respectively. The percentage of net charge-offs to average loans for the quarter was 0.37% which was substantially lower than the previous four quarters and 0.58% year-to-date which was lower than the 0.66% for the same period in 2001. Bancorp continued to maintain appropriate reserves as the reserve to loan ratio increased to 1.71% up from 1.40% a year ago and 1.68% last quarter. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At June 30, 2002 and 2001, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $1,718,000 and $1,819,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $195,000 at June 30, 2002 and $980,000 at June 30, 2001. At June 30, 2002 and 2001, there were $1,287,000 and $1,501,000, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended June 30, 2002 and 2001, was approximately $1,786,000 and $4,282,000. For the six months and quarter ended June 30, 2002, Bancorp recognized interest income on those impaired loans of $14,000 and $8,000 compared to $117,000 and $60,000 for the same periods in 2001. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

		Quarter Ended
	2002		2001

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

		(Dollars in thousands)
Balance at beginning of period	$46,876	$46,784	$41,168	$40,642	$39,541

Allowance acquired through mergers	0	0	1,462	0	0

Provision for loan losses	3,404	5,640	10,552	5,206	8,527

Loans charged off	(3,381)	(6,386)	(7,086)	(5,675)	(7,985)

Recoveries	810	838	688	995	559

Net charge offs	(2,571)	(5,548)	(6,398)	(4,680)	(7,426)

Balance at end of period	$47,709	$46,876	$46,784	$41,168	$40,642

Ratios:

Allowance to period end loans, net of unearned income	1.71%	1.68%	1.63%	1.43%	1.40%

Recoveries to charge offs	23.96%	13.12%	9.71%	17.53%	7.00%

Allowance as a multiple of net charge offs	18.56X	8.45X	7.31X	8.80X	5.47X

NONPERFORMING/UNDERPERFORMING ASSETS

The table below shows the categories which are included in nonperforming and underperforming assets.

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $8,324,000 to $30,627,000 at the end of the second quarter 2002 from $22,303,000 at the end of the second quarter 2001. On a linked quarter basis, total underperforming assets decreased $1,562,000. Bancorp’s level of nonperforming assets, stabilized in the first quarter and remained as such in the second quarter as shown by the decrease in total underperforming assets. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties and had increased $6,314,000 from the second quarter of 2001 but had decreased $2,271,000 from last quarter.

Accruing loans past due 90 days or more for the second quarter 2002 compared to the first quarter 2002 increased $1,054,000 and compared to the second quarter of 2001 increased $2,427,000. The accruing loans past due 90 days or more for June 2002 includes a single commercial credit of approximately $2,100,000 which, subsequent to quarter end, was moved into nonaccrual status. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

	Quarter Ended
	2002		2001

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollars in thousands)
Nonaccrual loans	$23,655	$25,926	$24,628	$22,534	$17,341

Restructured loans	39	453	1,291	666	953

Other real estate owned	2,181	2,112	2,338	2,053	1,684

Total nonperforming assets	25,875	28,491	28,257	25,253	19,978

Accruing loans past due 90 days or more	4,752	3,698	4,728	3,246	2,325

Total underperforming assets	$30,627	$32,189	$32,985	$28,499	$22,303

Nonperforming assets as a percent of loans, net of unearned income plus other real estate owned	0.93%	1.02%	0.98%	0.88%	0.69%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.10%	1.15%	1.15%	0.99%	0.77%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down 4.43% from the prior year. Short-term borrowings increased $17,223,000 from year end and long-term borrowings increased $949,000 in conjunction with asset/liability management strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2002, securities maturing in one year or less amounted to $84,507,000, representing 13.3% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2002, amounted to $757,205,000, representing 20.3% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 2002, Bancorp had classified $614,358,000 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,738,000 for the first six months of 2002. In addition, remodeling is a planned and ongoing process given the 110 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 2002 were approximately $400,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at June 30, 2002, was 12.7%, its total risked-based capital was 13.9% and its leverage ratio was 9.31%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2002			2001

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollars in thousands)
Tier I Capital:

Shareholder’s equity	$385,983	$380,775	$384,543	$393,969	$392,717

Less: Nonqualifying intangible assets	31,639	31,839	32,465	33,066	33,690

Less: Unrealized net securities

gains (losses)	9,307	2,896	5,348	8,832	5,506

Total tier I capital	$345,037	$346,040	$346,730	$352,071	$353,521

Total risk-based capital:

Tier I capital	$345,037	$346,040	$346,730	$352,071	$353,521

Qualifying allowance for loan losses	34,228	34,407	35,111	35,083	35,294

Total risk-based capital	$379,265	$380,447	$381,841	$387,154	$388,815

Risk weighted assets	$2,724,721	$2,740,088	$2,797,210	$2,800,521	$2,818,162

Risk-based ratios:

Tier I	12.66%	12.63%	12.40%	12.57%	12.54%

Total risk-based capital	13.92%	13.88%	13.65%	13.82%	13.80%

Leverage	9.31%	9.09%	9.07%	9.28%	9.10%

ORGANIZATIONAL MATTERS

During the second quarter and subsequent thereto, Project Renaissance, Bancorp’s multi-phased regionalization and expansion project to consolidate the company’s 14 banks into 4 regional affiliates, achieved several benchmarks. First, in May 2002, the data processing conversion at Community First, Citizens First State Bank, The Clyde Savings Bank, Fidelity Federal Savings Bank, and Indiana Lawrence Bank was completed. Also in May 2002, our new family of proprietary mutual funds, The Legacy Funds Group, was introduced to the public. Finally, on July 19, 2002, First National Bank of Southwestern Ohio and Hebron Deposit Bank were merged to form a new regional bank known as First Financial Bank, National Association.

FORWARD-LOOKING INFORMATION

The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2001.

Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2001 Form 10-K.

ACCOUNTING AND REGULATORY MATTERS

Bancorp has informed the Federal Reserve Bank of Cleveland of its decision to withdraw its election of financial holding company status and to cease to engage in all activities requiring financial holding company status effective July 31, 2002. Therefore, after such date, Bancorp may not engage in activities which require it to maintain financial holding company status. Bancorp continues to be a bank and savings and loan holding company.

As a result of the withdrawal of its financial holding company status, Bancorp could not continue its direct ownership of Flagstone Insurance HC, which holds all of the outstanding shares of two insurance agencies, Flagstone Insurance and Financial Services, Inc. and Flagstone Life Insurance and Financial Services, Inc. On July 31, 2002, Bancorp contributed all of the outstanding shares of Flagstone Insurance HC to its Indiana bank subsidiary, Heritage Community Bank (Heritage). Heritage is permitted to own Flagstone Insurance HC under powers granted to Indiana state-chartered banks by Indiana law. Holding Flagstone Insurance HC indirectly through Heritage is a permitted activity for Bancorp as a bank holding company. Bancorp’s change in status from a financial holding company to a bank and savings and loan holding company is not expected to have any impact on the earnings or financial position of the company or disrupt any of Bancorp’s strategic plans.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp’s liquidity, capital resources, or operations.

PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2002, Bancorp held its annual meeting of shareholders, the results of which follow:

1) Election of four directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld

Martin J. Bidwell	3 years	38,956,128	98.99%	397,613

Carl R. Fiora	3 years	39,079,527	99.30%	274,214

Stephen S. Marcum	3 years	39,052,903	99.24%	300,838

Steven C. Posey	3 years	39,035,692	99.19%	318,049

Directors whose terms continue beyond the Annual Meeting in 2002:

Class 1 expiring in 2003:

Richard L. Alderson

James C. Garland

Murph Knapke

Stanley N. Pontius

Barry S. Porter

Perry D. Thatcher

Class 1 expiring in 2004:

Donald M. Cisle

Dan R. Dalton (Resigned from FFBC Board effective April 30, 2002)

Corinne R. Finnerty

Bruce E. Leep

Item 5. Other Information

Director Resignation

Dan R. Dalton, a director of First Financial Bancorp. since 1999 and a director of Heritage Community Bank, resigned as a director of First Financial Bancorp., effective April 30, 2002, due to the demands of other responsibilities. Mr. Dalton, who is Dean of the Kelley School of Business at Indiana University, will continue as a director of Heritage Community Bank.

New Chairman of the Board

On April 23, 2002, the board of directors of First Financial Bancorp elected a new chairman. The new chairman, Bruce E. Leep, 65, has been a member of First Financial Bancorp’s board since 1999. A retired banker, he still serves as chairman of the board of Sand Ridge Bank, Highland, Indiana, a $598 million affiliate of First Financial Bancorp. Mr. Leep replaces Barry J. Levey who retired upon reaching the corporation’s mandatory retirement age. Mr. Levey’s retirement from the board was announced in March.

Compliance Matter

On July 2, 2002, Community First Bank & Trust (Community First), which represents 18.5% of Bancorp’s June 30, 2002, total assets, entered into an agreement with the Federal Reserve Board regarding the steps necessary to bring the bank into compliance with the Bank Secrecy Act. Among other things, the Agreement requires

Community First to develop and implement new policies and procedures designed to insure better compliance with regard to tracking and reporting large cash transactions. On March 31, 2002, when the Federal Reserve Board made its determination, Community First was already in the process of converting to a new data processing system that more efficiently captures and reports data. Bancorp believes that the May 10, 2002, conversion to this new system is already assisting Community First’s compliance efforts, and Community First’s Board of Directors and management are totally committed to cooperating with the Federal Reserve Board to bring the Bank into full compliance with the Bank Secrecy Act requirements. Community First’s agreement with the Federal Reserve Board has no financial impact on Bancorp or the bank itself.

Financial Holding Company Status
Bancorp has informed the Federal Reserve Bank of Cleveland of its decision to withdraw its election of financial holding company status and to cease to engage in all activities requiring financial holding company status effective July 31, 2002. Therefore, after such date, Bancorp may not engage in activities which require it to maintain financial holding company status. Bancorp continues to be a bank and savings and loan holding company.

As a result of the withdrawal of its financial holding company status, Bancorp could not continue its direct ownership of Flagstone Insurance HC, which holds all of the outstanding shares of two insurance agencies, Flagstone Insurance and Financial Services, Inc. and Flagstone Life Insurance and Financial Services, Inc. On July 31, 2002, Bancorp contributed all of the outstanding shares of Flagstone Insurance HC to its Indiana bank subsidiary, Heritage Community Bank (Heritage). Heritage is permitted to own Flagstone Insurance HC under powers granted to Indiana state-chartered banks by Indiana law. Bancorp’s change in status from a financial holding company to a bank and savings and loan holding company is not expected to have any impact on the earnings or financial position of the company or disrupt any of Bancorp’s strategic plans.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

During the quarter ended June 30, 2002, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ C. Douglas Lefferson C. Douglas Lefferson Senior Vice President and Chief Financial Officer	/s/ J. Franklin Hall J. Franklin Hall Vice President and Controller (Principal Accounting Officer)

Date 8/12/02	Date 8/12/02