Form 10-Q
period 2002-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2002-11-12
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

300 High Street, Hamilton, Ohio	45011

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 867-5240

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2002

Common stock, No par value	45,337,223

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and due from banks	$157,387	$211,130
Interest-bearing deposits with other banks	3,029	13,671
Federal funds sold and securities purchased under agreements to resell	4,237	3,381
Investment securities held-to-maturity, at cost (market value — $22,490 at September 30, 2002 and $21,547 at December 31, 2001)	21,883	20,890
Investment securities available-for-sale, at market value	595,132	595,600
Loans
Commercial	697,747	804,683
Real estate-construction	92,515	75,785
Real estate-mortgage	1,369,406	1,346,235
Installment	579,466	588,549
Credit card	20,995	22,846
Lease financing	24,719	36,139

Total loans	2,784,848	2,874,237
Less Unearned income	738	1,988
Allowance for loan losses	48,890	46,784

Net Loans	2,735,220	2,825,465
Premises and equipment	57,256	60,575
Goodwill	27,379	27,379
Other intangibles	9,041	8,842
Accrued interest and other assets	90,110	87,861

Total Assets	$3,700,674	$3,854,794

Liabilities
Deposits
Noninterest-bearing	$416,941	$448,330
Interest-bearing deposits	2,471,057	2,636,763

Total deposits	2,887,998	3,085,093
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	57,021	67,641
Other	56,041	25,811

Total short-term borrowings	113,062	93,452
Long-term borrowings	271,192	260,345
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	10,000	0
Deferred income taxes payable	3,550	1,388
Accrued interest and other liabilities	29,489	29,973

Total liabilities	3,315,291	3,470,251
Shareholders’ equity
Common stock — no par value
Authorized — 160,000,000 shares
Issued — 48,558,614 in 2002 and 48,570,346 in 2001	396,261	396,631
Retained earnings	34,170	18,244
Accumulated comprehensive income	13,028	5,348
Restricted stock awards	(4,346)	(2,563)
Treasury stock, at cost, 3,100,089 shares in 2002 and 1,970,411 shares in 2001	(53,730)	(33,117)

Total shareholders’ equity	385,383	384,543

Total liabilities and shareholders’ equity	$3,700,674	$3,854,794

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income
Loans, including fees	$158,304	$194,372	$51,459	$62,140
Investment securities
Taxable	19,366	20,790	6,208	6,755
Tax-exempt	5,432	5,835	1,769	1,903

Total investmnet interest	24,798	26,625	7,977	8,658
Interest-bearing deposits with other banks	298	475	64	190
Federal funds sold and securities purchased under agreements to resell	331	1,814	36	446

Total interest income	183,731	223,286	59,536	71,434
Interest expense
Deposits	48,516	88,831	14,826	26,290
Short-term borrowings	1,347	2,634	539	633
Long-term borrowings	10,558	9,940	3,588	3,162

Total interest expense	60,421	101,405	18,953	30,085

Net interest income	123,310	121,881	40,583	41,349
Provision for loan losses	14,233	16,261	5,189	5,206

Net interest income after Provision for loan losses	109,077	105,620	35,394	36,143
Noninterest income
Service charges on deposit accounts	14,585	15,075	4,911	5,066
Trust income	11,646	11,579	3,792	3,701
Investment securities gains	9	198	0	8
Other	16,872	12,444	5,683	4,027

Total noninterest income	43,112	39,296	14,386	12,802
Noninterest expenses
Salaries and employee benefits	53,975	48,772	18,021	16,892
Net occupancy expenses	5,834	5,679	1,901	1,776
Furniture and equipment expenses	5,559	4,741	2,029	1,488
Data Processing expenses	6,187	5,294	2,306	1,655
Deposit insurance expense	472	457	185	156
State taxes	1,316	1,485	381	479
Amortization of intangibles	646	2,012	211	662
Other	24,158	22,054	9,234	7,552

Total noninterest expenses	98,147	90,494	34,268	30,660

Income before income taxes	54,042	54,422	15,512	18,285
Income tax expense	17,408	18,466	4,710	6,173

Net earnings	$36,634	$35,956	$10,802	$12,112

Net earnings per share-basic	$0.79	$0.75	$0.24	$0.26

Net earnings per share-diluted	$0.79	$0.75	$0.24	$0.26

Cash Dividends declared per share	$0.45	$0.45	$0.15	$0.15

Average basic shares outstanding	46,104,115	47,643,081	45,686,803	47,206,438

Average diluted shares outstanding	46,232,351	47,832,478	45,812,452	47,259,550

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2002	2001

Operating Activities
Net earnings	$36,634	$35,956
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	14,233	16,261
Provision for depreciation and amortization	6,783	6,623
Net amortization of investment security premiums and accretion of discounts	650	(74)
Realized investment security gains	(9)	(198)
Originations of mortgage loans held for sale	(168,264)	(137,152)
Gains from sales of mortgage loans held for sale	(3,176)	(2,021)
Proceeds from sale of mortgage loans held for sale	169,701	137,629
Deferred income taxes	(2,692)	254
Decrease in interest receivable	3,748	2,928
Increase in cash surrender value of life insurance	(7,082)	(1,233)
(Increase) decrease in prepaid expenses	(2,695)	78
Increase in accrued expenses	2,755	785
Decrease in interest payable	(2,581)	(4,091)
Other	4,507	(1,156)

Net cash provided by operating activities	52,512	54,589

Investing activities
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	164,869	159,983
Purchases of investment securities available-for-sale	(152,692)	(159,715)
Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	3,457	7,909
Purchases of investment securities held-to-maturity	(4,266)	(4,520)
Net decrease (increase) in interest-bearing deposits with other banks	10,642	(13,869)
Net increase in federal funds sold and securities purchased under agreements to resell	(856)	(27,272)
Net decrease in loans and leases	69,818	114,989
Recoveries from loans and leases previously charged off	2,602	2,104
Proceeds from disposal of other real estate owned	3,730	1,204
Purchases of premises and equipment	(2,266)	(4,235)

Net cash provided by investing activities	95,038	76,578

Financing activities
Net decrease in total deposits	(197,095)	(86,791)
Net increase (decrease) in short-term borrowings	19,610	(73,042)
Net increase in long-term borrowings	10,847	47,011
Proceeds from corporation obligated mandatorily redeemable capital securities of subsidiary trust	10,000	0
Cash dividends declared	(20,708)	(21,395)
Purchase of common stock	(24,715)	(23,493)
Proceeds from exercise of stock options, net of shares purchased	768	17

Net cash used in financing activities	(201,293)	(157,693)

Decrease in cash and cash equivalents	(53,743)	(26,526)
Cash and cash equivalents at beginning of period	211,130	182,058

Cash and cash equivalents at end of period	$157,387	$155,532

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2002	2001

Supplemental disclosures
Interest paid	$63,003	$105,496

Income taxes paid	$15,017	$17,781

Recognition of deferred tax liabilities attributable to FASB Statement No. 115	$4,854	$4,071

Acquisition of other real estate owned through foreclosure	$3,592	$2,329

Issuance of restricted stock award	$3,190	$2,826

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2002	2001

Balances at January 1	$384,543	$395,132
Net Earnings	36,634	35,956
Other comprehensive income, net of taxes
Changes in unrealized gains on securities,
Available for sale	7,680	6,878

Comprehensive income	44,314	42,834
Cash dividends declared	(20,708)	(21,395)
Purchase of common stock	(24,715)	(23,493)
Exercise of stock options, net of shares purchased	768	75
Restricted stock awards	(221)	(58)
Amortization of restricted stock awards	1,402	874

Balance at September 30	$385,383	$393,969

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank holding company as of September 30, 2002, include the accounts of Bancorp and its wholly-owned subsidiaries — First Financial Bank, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Bright National Bank, National Bank of Hastings, Sand Ridge Bank, and First Financial Bancorp Service Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with accounting principles generally accepted in the United States. During the third quarter of 2002, approximately $55,000,000 in loans were reclassified from commercial to commercial real estate. Commercial real estate is included in the real estate-mortgage category on the Consolidated Balance Sheets.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2001.

Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 1,379,300 shares during the first nine months of 2002.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of September 30, 2002, Bancorp had issued standby letters of credit aggregating $39,350,000 compared to $24,516,000 issued as of December 31, 2001. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $474,838,000 at September 30, 2002 and $477,689,000 at December 31, 2001. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: GOODWILL
Effective January 1, 2002, goodwill is no longer amortized. Net earnings and earnings per share for the first nine months and the quarter ended September 30, 2001, adjusted to exclude amortization expense recognized during that period, is shown below.

	Nine Months Ended
	September 30, 2001

Reported Net earnings	$35,956	$0.75
Goodwill Amortization	879	0.00

Net earnings, excluding goodwill amortization	$36,835	$0.75

	Three Months Ended
	September 30, 2001

Reported net earnings per share	$12,112	$0.26
Goodwill amortization	293	0.00

Net earnings, excluding goodwill amortization	$12,405	$0.26

NOTE 4: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the nine months ended September 30, 2002 and 2001 are shown in the table below.

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Dollars in thousands)
Net Income	$36,634	$35,956	$10,802	$12,112
Other comprehensive income, net of tax:
Unrealized holding gains arising during period	7,687	7,002	3,721	3,333
Less: reclassification adjustment for gains included in net income	7	124	0	6

Other comprehensive income	7,680	6,878	3,721	3,327

Comprehensive Income	$44,314	$42,834	$14,523	$15,439

NOTE 5: ACCOUNTING FOR DERIVATIVES
Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long term fixed rate loan to commercial borrowers. The interest rate swaps also allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. At September 30, 2002 Bancorp had interest rate swaps with a notional value of $2,399,464.

Bancorp is exposed to losses if a counterparty fails to make its payment under a contract in which Bancorp is in the receiving position. Although collateral or other security may not be obtained, Bancorp minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy its obligation under the agreement.

NOTE 6: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST
The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely the junior subordinated debt securities of Bancorp (the “debentures”). The capital securities were issued in third quarter 2002 by a statutory business trust—First Financial (OH) Statutory Trust I, of which 100% of the common equity of the trust is owned by Bancorp. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of September 30, 2002 is $10,000,000.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

	2002			2001

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollars in thousands, except per share data)
Net Earnings	$10,802	$13,431	$12,401	$7,353	$12,112
Net earnings per share-basic	0.24	0.29	0.27	0.16	0.26
Net earnings per share-diluted	0.24	0.29	0.27	0.16	0.26
Net earnings per share-diluted-cash basis (a)	0.24	0.29	0.27	0.17	0.27
Average consolidated balance sheet items:
Loans less unearned income	2,777,657	2,789,773	2,824,667	2,851,415	2,890,307
Investment securities	634,160	645,240	626,323	604,463	591,386
Other earning assets	15,518	39,025	72,936	81,911	66,161

Total Earning Assets	3,427,335	3,474,038	3,523,926	3,537,789	3,547,854
Total assets	3,678,706	3,736,305	3,796,324	3,821,300	3,825,105
Deposits	2,894,328	2,977,935	3,036,585	3,080,510	3,072,824
Shareholders’ equity	386,211	386,892	388,976	396,754	396,384
Key Ratios
Average equity to average total assets	10.50%	10.35%	10.25%	10.38%	10.36%
Return on average total assets	1.16%	1.44%	1.32%	0.76%	1.26%
Return on average equity	11.10%	13.92%	12.93%	7.35%	12.12%
Net interest margin (fully tax equivalent)	4.82%	4.93%	4.85%	4.73%	4.74%
(a)	Excluding the effect of amortization of goodwill and core deposits, tax effected when applicable. The cash basis calculations were specifically formulated by Bancorp and may not be comparable to similarly titled measures reported by other companies.

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

Year-to-date net interest income on a fully tax equivalent basis increased $1,233,000 or 0.98% over the prior year. Net interest income on a fully tax equivalent basis decreased $832,000 or 1.96% for the quarter ended September 30, 2002, compared to the same period in 2001. A dramatic drop in market interest rates since the first quarter of 2001 led to significant reductions in both interest income and interest expense affecting both the quarter and year-to-date results. A decrease in loan balances also contributed to reduced interest income. Year-to-date average outstanding loan balances were 4.77% lower than the comparable period one year ago. The greatest contributing factor to the decline in loan balances was a reduction in residential real estate loans. Residential real estate loan demand remained relatively high due to refinancing activity into lower fixed-rate loans. However, at this point in the interest-rate cycle, Bancorp’s current strategy is to sell the majority of these mortgage loans while retaining the servicing and customer relationships. A decline in consumer installment loan demand over the periods discussed also contributed somewhat to lower loan balances. A 40.4% reduction in interest expense, however, more than offset reduced loan interest.

Year-to-date net interest margin was 4.86% compared to 4.65% for the same period in 2001, an increase of 21 basis points. Bancorp’s net interest margin on a fully tax-equivalent basis increased by 8 basis points to 4.82% for the third quarter of 2002 versus the third quarter of 2001. The margin increased for both the quarter and year to date due to continued efficient repricing of deposits and a strategy to allow for runoff of some higher-priced deposits given a decline in loan balances.

			Quarter Ended
	2002			2001

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollars in thousands)
Interest income	$59,536	$61,485	$62,710	$66,459	$71,434
Interest expense	18,953	19,804	21,664	25,375	30,085
Net interest income	40,583	41,681	41,046	41,084	41,349
Tax equivalent adjustment to interest income	1,017	1,044	1,063	1,085	1,083

Net interest income (fully tax equivalent)	$41,600	$42,725	$42,109	$42,169	$42,432

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, the dramatic decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense year-to-date and quarter ended September 30, 2002 in comparison to 2001. The decrease in volume on earning assets had a negative impact on net interest income for both the year-to-date and the quarter partially offset by lower interest-bearing liabilities. On a year-to-date basis, the decline in rates effected interest expense more than interest income, thus more than offsetting the decline due to volume. However, for the quarter, the effect of the decrease in volume more than offset the positive effect from the decline in rates. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Nine Months			Three Months
	Ended	Change Due To:		Ended	Change Due To:
	Sep. 30, 2002			Sep. 30, 2002
	Over 2001	Rate	Volume	Over 2001	Rate	Volume

	(Dollars in thousands)			(Dollars in thousands)

Interest income	$(39,555)	$(32,229)	$(7,326)	$(11,898)	$(9,537)	$(2,361)
Interest expense	(40,984)	(36,855)	(4,129)	(11,132)	(9,849)	(1,283)

Net interest income	$1,429	$4,626	$(3,197)	$(766)	$312	$(1,078)

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 2002 was $36,627,000 which was an increase of $795,000 or 2.22% over the same period in 2001. As discussed previously, net interest income increased approximately $1,429,000. Noninterest income increased $3,816,000, while the provision for loan losses decreased $2,028,000. These increases to income were offset by a $7,653,000 increase in noninterest expenses. The third quarter of 2002 compared to the same quarter in 2001, showed a decrease in net operating income of $1,304,000. Net interest income decreased $766,000 from the same period in 2001. Noninterest expenses increased $3,608,000. These decreases to income were somewhat offset by the increase to noninterest income of $1,584,000 and decrease to income tax expense of $1,461,000.

Excluding securities gains, third quarter noninterest income was $14,386,000, an increase of 12.4% over the third quarter of 2001. Service charges on deposit accounts were slightly lower, $155,000 or 3.06%, from the third quarter of last year primarily due to reduced nonsufficient fund (NSF) service charge income. Trust fee revenues increased approximately $91,000 or 2.46% over the same period in 2001. While new trust sales remained strong, lower market values continue to have a significant impact on trust fee revenue. Other income for the third quarter increased $1,656,000 or 41.1% over the comparable period in 2001 as a result of higher gains on the sale of loans, ongoing insurance revenue, and sales of third-party mutual funds. Year-to-date noninterest income excluding security gains increased 10.2%. This increase was driven by the net effect of an increase in other noninterest income, a decrease in service charges and stable trust fees as discussed previously.

Year-to-date noninterest expense increased 8.46%. Noninterest expense for the third quarter of 2002 increased 11.8% over the third quarter of 2001. For both comparison periods, the category with the most significant increase was salary and employee benefits. This increase is partially related to increased staff which includes new income-generating personnel and strengthened administrative staff in the areas of risk management, loan administration, including problem credits, and financial control. An increase of $696,000 in health care costs for the first nine months of 2002 versus 2001 also contributed to a rise in noninterest expenses.

Project Renaissance expenses for the third quarter 2002 impacted the noninterest expense categories of furniture and equipment, data processing, and other noninterest expense. The total of these expenses was approximately $2,200,000 on a pre-tax basis.

INCOME TAXES
For the first nine months of 2002, income tax expense was $17,408,000 compared to $18,466,000 for the same period in 2001, or a decrease of $1,058,000. In 2002, $17,406,000 of the tax expense was related to operating income with a tax expense of $2,000 related to securities transactions. In the first nine months of 2001, income tax expense related to operating income was $18,393,000, with a tax expense related to securities transactions of $73,000.

Income tax expense for the third quarter of 2002 was $4,710,000, a decrease of $1,463,000 when compared to $6,173,000 reported for the same period in 2001. Tax expense relating to operating income totaled $4,710,000 and $6,171,000 for the quarters ended September 30, 2002 and 2001, respectively, with no tax expense related to securities transactions for the third quarter of 2002 and $2,000 for 2001.

NET EARNINGS
Net earnings for the first nine months of 2002 were $36,634,000 or $0.79 in diluted earnings per share compared to $35,956,000 or $0.75 in diluted earnings per share for the same period in 2001. Net securities gains through September 30, 2002, were $8,000 compared to $124,000 for the period ending September 30, 2001.

Net earnings for the third quarter of 2002 were $10,802,000 or $0.24 in diluted earnings per share versus $12,112,000 or $0.26 for the third quarter of 2001. Net securities gains for the third quarter of 2002 and 2001 were $1,000 and $6,000, respectively.

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

The provision for loan losses totaled $14,233,000 for the nine months ended September 30, 2002 or $2,028,000 less than the $16,261,000 recorded for the same period in 2001. For the quarters ended September 30, 2002, and 2001, the provision for loan losses totaled $5,189,000 and $5,206,000, respectively. Net charge-offs of $4,008,000 for the third quarter of 2002 were lower than the $4,680,000 for the third quarter of 2001. Year-to-date net charge-offs of $12,127,000 were $2,315,000 less than net charge-offs for the first nine months of 2001. The percentage of net charge-offs to average loans for the quarter was 0.57% versus 0.64% in 2001. Bancorp continued to maintain appropriate reserves as the reserve to loan ratio increased to 1.76%, up from 1.43% a year ago and 1.71% last quarter. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At September 30, 2002 and 2001, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $5,368,000 and $2,452,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,206,000 at September 30, 2002, and $1,600,000 at September 30, 2001. At September 30, 2002 and 2001, there were $1,498,000 and $335,000, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended September 30, 2002, and 2001, was approximately $3,218,000 and $3,606,000. For the nine months and quarter ended September 30, 2002, Bancorp recognized interest income on those impaired loans of $57,000 and $25,000 compared to $132,000 and $14,000 for the same periods in 2001. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

					Quarter Ended
	2002						2001

	Sep. 30		Jun. 30		Mar. 31		Dec. 31		Sep. 30

	(Dollar in thousands)
Balance at beginning of period	$47,709		$46,876		$46,784		$41,168		$40,642
Allowance acquired through mergers	0		0		0		1,462		0
Provision for loan losses	5,189		3,404		5,640		10,552		5,206
Loans charged off	(4,962)		(3,381)		(6,386)		(7,086)		(5,675)
Recoveries	954		810		838		688		995
Net charge offs	(4,008)		(2,571)		(5,548)		(6,398)		(4,680)

Balance at end of period	$48,890		$47,709		$46,876		$46,784		$41,168

Ratios:
Allowance to period end loans, net of unearned income	1.76%		1.71%		1.68%		1.63%		1.43%
Recoveries to charge offs	19.23%		23.96%		13.12%		9.71%		17.53%
Allowance as a multiple of net charge offs	12.20	X	18.56	X	8.45	X	7.31	X	8.80	X

NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $9,850,000 to $38,349,000 at the end of the third quarter 2002 from $28,499,000 at the end of the third quarter 2001. On a linked quarter basis, total underperforming assets increased $7,722,000. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties and had increased $6,145,000 from the third quarter of 2001 and $5,024,000 from last quarter.

Accruing loans past due 90 days or more for the third quarter 2002 compared to the second quarter 2002 increased $2,608,000 and compared to the third quarter of 2001 increased $4,114,000. A well-collateralized credit to a commercial real estate investor represents the majority of this increase. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table below shows the categories which are included in nonperforming and underperforming assets.

	2002			2001

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollar in thousands)
Nonaccrual loans	$28,679	$23,655	$25,926	$24,628	$22,534
Restructured loans	691	39	453	1,291	666
Other real estate owned	1,619	2,181	2,112	2,338	2,053

Total nonperforming assets	30,989	25,875	28,491	28,257	25,253
Accruing loans past due 90 days or more	7,360	4,752	3,698	4,728	3,246

Total underperforming assets	$38,349	$30,627	$32,189	$32,985	$28,499

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.11%	0.93%	1.02%	0.98%	0.88%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.38%	1.10%	1.15%	1.15%	0.99%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down 4.89% from the prior year. Short-term borrowings increased $19,610,000 from year end, long-term borrowings increased $10,847,000, and corporation-obligated mandatorily redeemable capital securities of subsidiary trust, commonly known as Trust

Preferred Securities, increased $10,000,000 in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2002, securities maturing in one year or less amounted to $78,443,000, representing 12.7% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2002, amounted to $812,118,000, representing 21.9% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 2002, Bancorp had classified $595,132,000 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,266,000 for the first nine months of 2002. In addition, remodeling is a planned and ongoing process given the 110 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 2002 were approximately $350,000. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at September 30, 2002, was 12.9%, its total risked-based capital was 14.1% and its leverage ratio was 9.62%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

			Quarter Ended

	2002			2001

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$385,383	$385,983	$380,775	$384,543	$393,969
Add: Trust preferred securities	10,000	0	0	0	0
Less: Nonqualifying intangible assets	31,437	31,639	31,839	32,465	33,066
Less: Unrealized net securities gains (losses)	13,028	9,307	2,896	5,348	8,832

Total tier I capital	$350,918	$345,037	$346,040	$346,730	$352,071

Total risk-based capital
Tier I capital	$350,918	$345,037	$346,040	$346,730	$352,071
Qualifying allowance for loan losses	34,219	34,228	34,407	35,111	35,083

Total risk-based capital	$385,137	$379,265	$380,447	$381,841	$387,154

Risk weighted assets	$2,722,820	$2,724,721	$2,740,088	$2,797,210	$2,800,521

Risk-based ratios:
Tier I	12.89%	12.66%	12.63%	12.40%	12.57%

Total risk-based capital	14.14%	13.92%	13.88%	13.65%	13.82%

Leverage	9.62%	9.31%	9.09%	9.07%	9.28%

ORGANIZATIONAL MATTERS
During the second and third quarters, Project Renaissance, Bancorp’s multi-phased regionalization and expansion project to consolidate the company’s 14 banks into 4 regional affiliates, achieved several benchmarks. First, in May 2002, the data processing conversion at Community First, Citizens First State Bank, The Clyde Savings Bank, Fidelity Federal Savings Bank, and Indiana Lawrence Bank was completed. Also in May 2002, our new family of proprietary mutual funds, The Legacy Funds Group, was introduced to the public. Finally, on July 19, 2002, First National Bank of Southwestern Ohio and Hebron Deposit Bank were merged to form a new regional bank known as First Financial Bank, National Association.

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

ACCOUNTING AND REGULATORY MATTERS
Bancorp informed the Federal Reserve Bank of Cleveland of its decision to withdraw its election of financial holding company status and to cease to engage in all activities requiring financial holding company status effective July 31, 2002. Therefore, after such date, Bancorp did not engage in activities which required it to maintain financial holding company status. Bancorp continues to be a bank and savings and loan holding company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Bancorp’s Form 10-K for the year ended December 31, 2001, Bancorp’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Bancorp manages market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the “disclosure controls and procedures”). Bancorp’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures within 90 days prior to the filing of this report. Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

(b)  Changes in internal controls

There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Bancorp’s Chief Executive Officer and Chief Financial Officer. Since there were no significant deficiencies or material weaknesses, no corrective action was necessary.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k

(a)	Reports on Form 8-K
During the quarter ended September 30, 2002, the registrant filed two Form 8-Ks.

A Form 8-K dated August 12, 2002, reporting the submission of the Certifications of Periodic Financial Report by Bancorp’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed.

On September 25, 2002, the registrant filed a Form 8-K releasing financial information as an update to its Project Renaissance and third quarter 2002 operations to-date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/S/ C. DOUGLAS LEFFERSON C. Douglas Lefferson Senior Vice President and Chief Financial Officer	/S/ J. FRANKLIN HALL J. Franklin Hall Vice President and Controller (Principal Accounting Officer)

Date 11/12/02	Date 11/12/02

CERTIFICATIONS

I, Stanley N. Pontius, President & Chief Executive Officer of First Financial Bancorp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Financial Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/12/02	/S/ STANLEY N. PONTIUS Stanley N. Pontius President & Chief Executive Officer

CERTIFICATIONS (CONT)

I, C. Douglas Lefferson, Senior Vice President & Chief Financial Officer of First Financial Bancorp certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Financial Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/12/02	/S/ C. DOUGLAS LEFFERSON C. Douglas Lefferson Sr. Vice President & Chief Financial Officer