Form 10-K
period 2002-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2003-03-26
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1042001 (I.R.S. Employer Identification No.)

300 High Street Hamilton, Ohio (Address of principal executive offices)	45011 (Zip Code)

Registrant’s telephone number, including area code: (513) 867-5240

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

Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]    No [  ]

     As of June 28, 2002, there were issued and outstanding 45,926,107 shares of registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 28, 2002, was $898,774,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Documents Incorporated by Reference:

     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement dated March 20, 2003 for the annual meeting of shareholders to be held April 22, 2003 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

Part I

Item 1. Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (Bancorp), was formed in 1982. Bancorp is a bank and savings and loan holding company headquartered in Hamilton, Ohio, having rescinded its financial holding company election effective July 31, 2002. Management initially believed that becoming a financial holding company under the Gramm-Leach-Bliley Act of 1999 would be beneficial. Bancorp later withdrew its election of financial holding company status because its strategic plans did not include utilizing the expanded activities for which it qualified under the structure. The only activity Bancorp pursued as a financial holding company was its direct ownership of an insurance agency. In conjunction with the change, Bancorp transferred its subsidiary, Flagstone Insurance Holding Company, which holds all of the outstanding shares of two insurance agencies, Flagstone Insurance and Financial Services, Inc. and Flagstone Life Insurance and Financial Services, Inc to its Indiana bank subsidiary, Heritage Community Bank (Heritage). Heritage is permitted to own Flagstone Insurance Holding Company under powers granted to Indiana state-chartered banks by Indiana law. Holding Flagstone Insurance Holding Company indirectly through Heritage is a permitted activity for Bancorp as a bank holding company (see “Regulation” on page F-5).

Additionally, because financial holding companies can engage in expanded activities, they are subject to more stringent regulatory requirements than those that apply to bank holding companies. Operational issues such as credit quality and Bank Secrecy Act compliance at Community First Bank & Trust, one of Bancorp’s subsidiaries, might have caused Bancorp to be unable to continue as a financial holding company. Since the financial holding company activities were not necessary for Bancorp to achieve its strategic plans, Bancorp decided to withdraw its election. Bancorp’s change in status from a financial holding company to a bank and savings and loan holding company has not had any impact on the earnings or financial position of the company or disrupted any of Bancorp’s strategic plans.

Bancorp engages in the business of commercial banking, and other permissible activities that are financial in nature, through its wholly owned subsidiary institutions: First Financial Bank, National Association (First Financial), a national banking association, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Heritage Community Bank (Heritage), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, and Fidelity Federal Savings Bank (Fidelity Federal), a federal savings bank. First Financial Bancorp Service Corporation (Service Corporation) is Bancorp’s operations subsidiary which serves Bancorp’s subsidiaries in regard to items processing, deposit services, loans operations, and similar processing functions. First Financial Capital Advisors, LLC (FFCA) is Bancorp’s registered investment advisory company created to serve as investment advisor to The Legacy Funds Group, Bancorp’s proprietary mutual funds introduced in May of 2002, and assists Bancorp’s subsidiaries with the investment management of trust assets. Another subsidiary of Bancorp is First Financial (OH) Statutory Trust I (Statutory Trust) which was established to facilitate raising Tier I capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note

6 of the Notes to Consolidated Financial Statements appearing on page 34 of Bancorp’s Annual Report to Shareholders, which is incorporated by reference in response to this item.

The range of banking services provided by Bancorp’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. First Financial, Community First, Indiana Lawrence, Heritage, Clyde, and Sand Ridge also offer lease financing. In addition, Bancorp’s financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp’s subsidiaries, excluding the savings bank, the service corporation, and the statutory trust company. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp makes a variety of loans to individuals, proprietorships, partnerships and corporations. Loan interest and fees make up the majority of Bancorp’s income, approximately 70% in 2002. The principal types of lending that Bancorp engages in are real estate, commercial and consumer. Real estate loans are loans secured by a mortgage lien on the real property of the borrower and includes both residential property (one to four family residential housing units) and commercial property (owner-occupied and investor income producing real estate, such as apartments, shopping centers, office buildings). The majority of residential real estate loans made by Bancorp’s subsidiary banks conform to secondary market loan standards. The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and the borrower’s overall credit performance. The underwriting of these loans evaluates these and other pertinent factors prior to the extension of credit. These standards help in the management of the credit risk elements.

Commercial real estate loans are also secured by a mortgage lien on the real property. The credit underwriting for both owner-occupied and investor income producing real estate loans involves detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analysis. Risk of loss is managed by adherence to a standard loan policy that establishes certain levels of performance prior to the extension of a loan to the borrower. Diversification in market areas within Bancorp’s service area and a diversification by industry are other means by which the risk is managed at Bancorp.

Commercial loans are made to all types of businesses, from the local retail outlet for its seasonal sales needs to the manufacturing company for new equipment financing. Bancorp’s subsidiaries work with rapidly growing businesses to meet both their working capital needs while at the same time provide long-term financing for their acquisition and expansion plans. Many of our community banks work closely with agricultural customers to provide financing for new farm implements, livestock, and crop production. Credit risk is managed by a standard loan policy, established authorized credit limits, and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

Installment loans primarily includes loans made to individuals. Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans to individuals. Risk elements in the installment loan portfolio are focused on the ability of the borrower to repay. Some security is provided through liens on automobile titles and second mortgage liens, where applicable. Installment loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers. Both factors help provide diversification of the portfolio. Economic conditions that affect consumers in Bancorp’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that can adversely impact installment loan credit quality. These loans are generally underwritten to affiliate standards, which focus on the borrower’s cash flow and credit history.

Bancorp and its subsidiaries operate in one business segment-the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

At December 31, 2002, Bancorp and its subsidiaries employed 1,815 employees.

Bancorp’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and its telephone number is (513) 867-5240. Bancorp makes, and since November 15, 2002 has made, available free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission, through its website, www.ffbc-oh.com.

Subsidiaries

The following table lists each of Bancorp’s subsidiaries, their acquisition dates, the number of offices that each subsidiary has, total deposits, and the number of ATMs owned by each subsidiary:

		Deposits
	Acquisition	12/31/02	Number of	Number of
Subsidiary/Location	Date	($in 000)	Offices	ATMs

First Financial/ Hamilton, Ohio	04/26/83	$1,149,272	41	39
Community First/ Celina/Van Wert, Ohio	04/29/83	552,947	24	15
Indiana Lawrence/ North Manchester, Indiana	09/01/89	116,501	8	4
Fidelity Federal/ Marion, Indiana	09/21/90	91,409	3	2
Citizens First/ Hartford City, Indiana	10/01/90	78,256	5	5
Clyde/ Clyde, Ohio	06/01/94	71,078	3	4
Heritage/ Columbus, Indiana	01/04/93	263,064	15	15
Sand Ridge/ Highland, Indiana	06/01/99	642,296	15	27
Service Corporation/ Middletown, Ohio	06/01/99	N/A	1	0
FFCA/ Hamilton, Ohio	05/13/02	N/A	1	0
Statutory Trust/ Hamilton, Ohio	09/25/02	N/A	1	0

In July 2000, Bancorp merged its wholly owned subsidiary, Home Federal Bank, a Federal Savings Bank, Hamilton, Ohio, into another of its wholly owned subsidiaries, First National Bank of Southwestern Ohio (presently known as First Financial), as an in-market consolidation.

On December 31, 2001, Community First purchased certain assets and assumed certain liabilities of a division of Blue River Bancshares operating under the name First Community Bank of Fort Wayne, Indiana. This division has two branch locations in Fort Wayne.

Bancorp merged four of its wholly owned subsidiaries, Union Bank & Trust Company, Peoples Bank and Trust Company, Farmers State Bank, and Vevay Deposit Bank, to form Heritage in November 2001.

In July 2003, Bancorp merged two of its wholly owned subsidiaries, First National Bank of Southwestern Ohio and Hebron Deposit Bank, to form First Financial.

Bancorp merged three of its wholly owned subsidiaries, Bright National Bank, National Bank of Hastings, and Sand Ridge Bank, in November 2002. Sand Ridge Bank is the surviving subsidiary.

Historically, Bancorp had operated under a community banking philosophy whereby it had many banking subsidiaries. In January of 2001, Bancorp began a process of regionalization and market expansion, whose purpose was to reduce the number of banking subsidiaries to four where all would be operating on a common data processing system. Bancorp initiated this plan to gain efficiencies through consolidation, to provide a structure with a smaller number of subsidiaries that could more easily be managed, and to better position the company for growth, for instance by reducing operational burdens on certain employees and enabling them to focus more on customer sales and service. All data processing conversions were completed and three of the four regional financial institutions have been formed.

Bancorp still believes in the philosophy of community banking. Now, Bancorp will be an alliance of regionally based community banks—each with its own identity, unique history, and separate responses to local market needs. This consolidation process will afford Bancorp’s subsidiaries the opportunity to offer more products, such as cash management services, expanded trust services, private banking, and annuity products. Bancorp’s goal in this process was to achieve efficiencies of size and standardization, while maintaining the customer relationships.

Market and Competitive Information

Bancorp, through its regionalization plan “Project Renaissance,” has focused its subsidiary group around four broad geographic regions. One region serves Southeastern Indiana. A second region consists of a Southwestern Ohio and Northern Kentucky market. The third region serves Northwestern Indiana and Southern Michigan. The fourth group of subsidiaries focuses on Northwestern Ohio and Central to Northeastern Indiana. The market areas include many different types of activity, such as manufacturing, agriculture, education, healthcare, and service based economies. Within these regions, growth is projected to continue in key demographic groups and in levels of population. Core demographic measures Bancorp evaluates include income levels, median household income, and population growth within key segments. The Midwest markets that Bancorp serves have experienced a slowing and more uncertain economy through 2001 and 2002 as indicated by such items as increased unemployment rates and person bankruptcy growth rates in Ohio and Indiana. The economic factors continue to have a negative impact on Bancorp’s business.

Bancorp, as a mid-sized regional bank holding company, believes it is well positioned to compete in these markets. Smaller than super-regional and multi-national bank holding companies, Bancorp believes it can meet the needs of its market through a local decision making network of local management and affiliate boards of directors. Bancorp believes it is better positioned to compete for business than some smaller banks, that, may have size or geographic limitations. Bancorp’s strategy is to differentiate itself by providing superior customer service and delivering innovative products in its markets. Bancorp’s targeted customers include individuals and small to medium sized businesses within the geographic region of the subsidiary branch network. Through Bancorp’s subsidiaries delivery system of branches, automated teller machines (ATM’s), internet banking, and telephone based transactions, we meet the needs of our customers in an ever-changing marketplace.

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

Regulation

First Financial, as a national banking association, is subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Financial, Community First, Clyde, Heritage, and Sand Ridge are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First, Heritage, and Sand Ridge are also subject to regular examination by the Federal Reserve System. Indiana Lawrence, Citizens First, Heritage, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal, as a federal savings bank, is subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

As a bank and savings and loan holding company, Bancorp is subject to the provisions of the Bank Holding Company Act of 1956 as amended (the Act). The Act requires bank holding companies to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve (Board of Governors). Bancorp is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, bank holding companies may acquire thrift institutions subject to approval by the Board of Governors and the Office of Thrift Supervision and ongoing regulation and examination by the Office of Thrift Supervision. As a bank and savings and loan holding company located in the State of Ohio, Bancorp is not permitted to acquire a bank located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana, Michigan, and Kentucky. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act and the regulations of the Board of Governors prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves, including restrictions on interbank borrowing and upon dealings in the securities or obligations of the holding company or other affiliates.

The Act was amended by the Gramm-Leach-Bliley Act of 1999 (GLBA), which was enacted on November 12, 1999. The GLBA also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the GLBA, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The GLBA allows financial holding companies to engage in certain financial activities that are not permitted for bank holding companies. The GLBA provides a list of activities that are “financial in nature” and therefore permitted for financial holding companies. The list includes: lending, investing or safeguarding money or securities; underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing financial or investment advice; issuing or selling interests in pools of assets that a bank could hold; underwriting, dealing or making markets in securities; and, subject to certain conditions, merchant banking or insurance portfolio investing. The Board of Governors has the authority to determine that other activities are permitted for financial holding companies, if those activities satisfy certain criteria.

The GLBA establishes the concept of functional regulation for bank holding companies and financial holding companies, which means that the authority to regulate will be determined by the nature of the activity involved. Bank holding companies, financial holding companies and their subsidiaries will be supervised by the regulatory agency that has traditionally regulated the particular activity in question, while the Board of Governors will serve as an “umbrella supervisor.” Therefore, if Bancorp expands its activities into new areas, those activities would be subject to the supervision of regulatory agencies that have not previously supervised Bancorp’s activities.

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

Compliance Matter

On July 2, 2002, Community First Bank &Trust (Community First), which represents 18.3% of Bancorp’s December 31, 2002, total assets, entered into an agreement with the Federal Reserve Board regarding the steps necessary to bring the bank into compliance with the Bank Secrecy Act. Among other things, the Agreement requires Community First to develop and implement new policies and procedures designed to insure better compliance with regard to tracking and reporting large cash transactions. Bancorp believes that a May 10, 2002, conversion to a new data processing system is already assisting Community First’s compliance efforts. Community First’s Board of Directors and management are totally committed to cooperating with the Federal Reserve Board to bring the Bank into full compliance with the Bank Secrecy Act requirements. Community First continues to fulfill the provisions of the Formal Agreement. Management does not anticipate any material financial impact on Bancorp or the bank itself arising from this agreement.

Item 2. Properties.

The registrant and its subsidiaries operate from 61 offices in Ohio, including Bancorp’s executive office in Hamilton, Ohio, 47 offices in Indiana, three in Kentucky and two in Michigan. Twenty-six of the offices are located in Butler County, Ohio, of which three branches are built on leased land and seven branches are located in buildings and on land that are leased. Excess space in one facility is leased to third parties. Seven offices are located in Hamilton County, Ohio wherein the land and building are leased for four of the offices. Three offices are located in Auglaize County, Ohio, of which one building is leased. Three offices are located in Sandusky County, Ohio, wherein the land and building is leased for one office. Eight offices are located in Mercer County, Ohio, four in Van Wert County, Ohio, two in Preble County, Ohio, three in Warren County, Ohio, two in Paulding County, Ohio, two in Allen County, Ohio, and one in Williams County, Ohio. Five offices are located in Wabash County, Indiana, of which two are leased. Six offices are in Lake County, Indiana of which three are leased. Four offices are in Carroll County, Indiana, of which one is located in a building and on land that is leased. Two offices are located in Tippecanoe County, wherein the land and building are leased for one office. There is one office located in Bartholomew County, Clinton County, Delaware County, and Jefferson County, Indiana, wherein the land and building are leased for each. Two offices are located in Allen County, Indiana wherein the buildings are leased. Two offices are in Randolph County, Indiana, three in Grant County, Indiana, one in Jay County, Indiana, three in Blackford County, Indiana, one in Fayette County, Indiana, one in Franklin County, Indiana, two in Jennings County, Indiana, three in Fulton, County, Indiana, two in Union County, Indiana, two in Rush County, Indiana, one in Ripley County, Indiana, and three in Switzerland, County, Indiana. One office is located in Barry County, Michigan and one in Allegan County, Michigan. Three offices are located in Boone County, Kentucky. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

Item 3. Legal Proceedings.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2002.

Additional Item - Executive Officers.

Shown in the table below are the Executive Officers of Bancorp as of December 31, 2002. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 22, 2003, or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

Name	Age	Position

Stanley N. Pontius	56	President and Chief Executive Officer, Director

James C. Hall	41	Executive Vice President

Rex A. Hockemeyer	49	Senior Vice President, Information Technology

Mark W. Immelt	57	Senior Vice President

C. Douglas Lefferson	38	Senior Vice President and Chief Financial Officer

Brian D. Moriarty	60	Senior Vice President, Human Resources

C. Thomas Murrell, III	59	Senior Vice President and Chief Lending Officer

J. Franklin Hall	34	Vice President and Controller

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

James C. Hall became Executive Vice President of Bancorp on June 4, 2001. Since 1991, Mr. Hall has progressed through three Bancorp affiliates. He joined Home Federal Bank, a Federal Savings Bank as Executive Vice President. In 1996, he moved to Fidelity where he served as President and Chief Executive Officer. From 1999 until June 4, 2001, he was President and Chief Operating Officer of Sand Ridge.

Rex A. Hockemeyer became Senior Vice President, Information Technology of Bancorp on July 5, 2002. He also serves as president and chief executive officer of First Financial Bancorp Service Corporation, Bancorp’s operations subsidiary. He joined the Service Corporation as senior vice president, information technology when this subsidiary was formed in 1999. He had also served Bancorp as first vice president and director of information technology prior to joining the operations subsidiary in 1999. He joined First Financial Bank in 1994 as vice president in the information technology area.

Mark W. Immelt became Senior Vice President of Bancorp Trust Services on July 1, 1997. Mr. Immelt joined First Financial in December 1996, as Senior Vice President and Senior Trust Officer. In December 1999, he was promoted to President and Chief Executive Officer of First Financial. Before joining First Financial, he spent 28 years managing personal trust, corporate trust, employee benefit programs and private banking programs in the Northern Indiana and Northeast Ohio area.

C. Douglas Lefferson became Senior Vice President and Chief Financial Officer effective January 11, 2002. He had served as First Vice President and Comptroller of Bancorp since November 25, 1998. Previously, Mr. Lefferson had served as Vice President and Chief Financial Officer of First Southwestern since July 1997, Vice President and Comptroller of First Financial since December 1995 and Assistant Vice President and Assistant Comptroller since 1993.

Brian D. Moriarty became Senior Vice President of Bancorp, responsible for the human resources function, on January 12, 1996. Mr. Moriarty also became Senior Vice President of First Financial in January 1996, where he had been First Vice President since 1991.

C. Thomas Murrell joined Bancorp on April 30, 2001, as Senior Vice President and Chief Lending Officer. Prior to joining Bancorp, Mr. Murrell spent most of his thirty years in banking in Kentucky, with his most recent position at Firstar, N.A. (now known as US Bancorp) in Cincinnati, Ohio.

J. Franklin Hall became Vice President and Controller effective January 11, 2002. He joined Bancorp in June of 1999 as a Financial Officer, advanced to Assistant Vice President in 2000 and became Vice President on June 1, 2001. Prior to joining Bancorp, Mr. Hall was a Senior Financial Analyst at Firstar Bank, N.A. (now known as US Bancorp).

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

Bancorp had 4,547 common stock shareholders of record as of February 7, 2003. Bancorp’s common equity is listed on The Nasdaq Stock Market®. The information contained on page 46 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

In connection with the payment of cash dividends, under the terms of a short-term revolving line of credit agreement, Bancorp may not declare or pay cash dividends in any fiscal year that exceed 70% of Bancorp’s consolidated net income for the immediately preceding fiscal year.

Item 6. Selected Financial Data.

The information contained in Table 1 on page 16 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Management’s Discussion and Analysis section, (pages 15 through 48) of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference in response to this item.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

The information contained on pages 24 and 25 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and report of independent auditors included on pages 28 through 47 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference.

The Annual Financial and Common Stock Data on page 48 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information appearing under “Election of Directors” on pages 3 and 4 and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of Bancorp’s Proxy Statement, which will be dated March 20, 2003 with respect to the Annual Meeting of Shareholders to be held on April 22, 2003, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, is incorporated herein by reference in response to this item.

Reference is also made to “Additional Item - Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.

Item 11. Executive Compensation.

The information appearing under “Meetings of the Board of Directors and Committees of the Board” on pages 5 and 6, “Executive Compensation” on pages 8 through 15, and “Compensation Committee Report” on pages 15 through 17 of Bancorp’s Proxy Statement which will be dated March 20, 2003 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 and 3 of Bancorp’s Proxy Statement which will be dated March 20, 2003 is incorporated herein by reference in response to this item.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	1,586,123	$17.62	5,962,775
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The securities included in this column are available for issuance under Bancorp’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of Bancorp affecting Bancorp’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in this column, 412,903 are available for future issuance under the Director Plan and 5,549,872 are available under the Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information appearing in Note 20 of the Notes to Consolidated Financial Statements included on page 28 of Bancorp’s Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures.

a) Evaluation of disclosure controls and procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

			Page*

(a)	Documents filed as a part of the Report:
	(1)	Report of Ernst & Young LLP, Independent Auditors	47
		Consolidated Balance Sheets as of December 31, 2002 and 2001	28
		Consolidated Statements of Earnings for year ended December 31, 2002, 2001, and 2000	29
		Consolidated Statements of Cash Flows for year ended December 31, 2002, 2001, and 2000	30
		Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2002, 2001, and 2000	31
		Notes to Consolidated Financial Statements	32
	(2)	Financial Statement Schedules:
		Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

* The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 which are incorporated herein by reference.

(3) Exhibits:

Exhibit
Number

3.1	Articles of Incorporation, as amended as of April 27, 1999 and incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as of April 22, 1997 and incorporated herein by reference to Form10-K for year ended December 31, 1997. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993 and incorporated herein by reference to Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	No instruments defining the rights of holders of long-term debt of Bancorp are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, Bancorp agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.2	Agreement between Stanley N. Pontius and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.3	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.4	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001 and incorporated herein by reference to Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000.

10.6	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2001.

Exhibit
Number

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.10	First Financial Bancorp. Director Fee Stock Plan amended effective as of February 27, 2001 and incorporated herein by reference to Form10-K for the year ended December 31, 2000. File No. 000-12379.

10.11	Form of Executive Supplemental Retirement Agreement.

10.12	Form of Endorsement Method Split Dollar Agreement.

13	Registrant’s annual report to shareholders for the year ended December 31, 2002.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Auditors.

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.

(b)	Reports on Form 8-K:

A Form 8-K dated November 12, 2002, reporting the submission of the Certifications of Periodic Financial Report by Bancorp's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Stanley N. Pontius

Stanley N. Pontius, Director President and Chief Executive Officer

Date 2/25/03

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley N. Pontius Stanley N. Pontius, Director President and Chief Executive Officer	/s/ C. Douglas Lefferson C. Douglas Lefferson, Senior Vice President and Chief Financial Officer

Date 2/25/03	Date 2/25/03

/s/ J. Franklin Hall J. Franklin Hall, Vice President and Controller (Principal Accounting Officer)	/s/ Steven S. Marcum Steven S. Marcum, Director

Date 2/25/03	Date 2/25/03

/s/ Perry D. Thatcher Perry D. Thatcher, Director	/s/ Barry S. Porter Barry S. Porter, Director

Date 2/25/03	Date 2/25/03

/s/ Corinne R. Finnerty Corinne R. Finnerty, Director	/s/ Murph Knapke Murph Knapke, Director

Date 2/25/03	Date 2/25/03

SIGNATURES (CONT’D)	F-18

/s/ Martin J. Bidwell Martin J. Bidwell, Director	/s/ Donald M. Cisle Donald M. Cisle, Director

Date 2/25/03	Date 2/25/03

/s/ Richard L. Alderson Richard L. Alderson, Director	/s/ Steven C. Posey Steven C. Posey, Director

Date 2/25/03	Date 2/25/03

/s/ Carl R. Fiora Carl R. Fiora, Director	/s/ Bruce S. Leep Bruce S. Leep, Director

Date 2/25/03	Date 2/25/03

CERTIFICATIONS	F-19

I, Stanley N. Pontius, President and Chief Executive Officer of First Financial Bancorp, certify that:

1.	I have reviewed this annual report on Form 10-K of First Financial Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	2/25/03	/s/ Stanley N. Pontius

Stanley N. Pontius President & Chief Executive Officer

CERTIFICATIONS (cont’d)	F-20

I, C. Douglas Lefferson, Senior Vice President and Chief Financial Officer of First Financial Bancorp certify that:

1.	I have reviewed this annual report on Form 10-K of First Financial Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	2/25/03	/s/ C. Douglas Lefferson

C. Douglas Lefferson Sr. Vice President & Chief Financial Officer