Form 10-Q
period 2003-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2003-05-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2003

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common stock, No par value	44,552,002

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2003	2002

Assets	(Unaudited)
Cash and due from banks	$179,317	$181,839
Interest-bearing deposits with other banks	6,925	4,474
Federal funds sold and securities purchased under agreements to resell	16,416	28,291
Investment securities held-to-maturity, at cost (market value — $21,065 at March 31, 2003 and $22,097 at December 31, 2002)	20,620	21,571
Investment securities available-for-sale, at market value	673,620	605,345
Loans
Commercial	702,042	690,656
Real estate-construction	85,402	89,674
Real estate-mortgage	1,408,345	1,368,207
Installment	547,986	556,975
Credit card	20,355	22,068
Lease financing	18,446	21,031

Total loans	2,782,576	2,748,611
Less
Unearned income	334	523
Allowance for loan losses	48,305	48,177

Net Loans	2,733,937	2,699,911
Premises and equipment	56,337	56,348
Goodwill	27,379	27,379
Other intangibles	8,818	9,147
Deferred income taxes receivable	6,386	4,107
Accrued interest and other assets	91,233	91,540

Total assets	$3,820,988	$3,729,952

Liabilities Deposits
Noninterest-bearing	$431,169	$422,453
Interest-bearing deposits	2,517,665	2,499,981

Total deposits	2,948,834	2,922,434
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	57,843	55,766
Federal Home Loan Bank borrowings	39,200	0
Other	36,239	39,414

Total short-term borrowings	133,282	95,180
Long-term borrowings	318,053	290,051
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	10,000	10,000
Accrued interest and other liabilities	37,729	34,684

Total liabilities	3,447,898	3,352,349
Shareholders’ equity
Common stock — no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 in 2003 and 48,558,614 in 2002	395,946	396,252
Retained earnings	42,914	39,005
Accumulated comprehensive income	6,407	8,189
Restricted stock awards	(5,902)	(4,022)
Treasury stock, at cost, 3,849,010 shares in 2003 and 3,554,691 shares in 2002	(66,275)	(61,821)

Total shareholders’ equity	373,090	377,603

Total liabilities and shareholders’ equity	$3,820,988	$3,729,952

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,

	2003	2002

Interest Income
Loans, including fees	$46,704	$54,077
Investment securities
Taxable	5,258	6,450
Tax-exempt	1,664	1,848

Total investment interest	6,922	8,298
Interest-bearing deposits with other banks	51	137
Federal funds sold and securities purchased under agreements to resell	145	198

Total interest income	53,822	62,710
Interest expense
Deposits	12,084	17,823
Short-term borrowings	451	387
Long-term borrowings	3,931	3,454
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	120	0

Total interest expense	16,586	21,664

Net interest income	37,236	41,046
Provision for loan losses	3,214	5,640

Net interest income after Provision for loan losses	34,022	35,406
Noninterest income
Service charges on deposit accounts	4,598	4,747
Trust revenues	3,707	3,986
Gains from sales of mortgage loans	1,131	1,635
Investment securities gains	28	4
Other	4,386	4,396

Total noninterest income	13,850	14,768
Noninterest expenses
Salaries and employee benefits	18,191	17,795
Net occupancy	2,078	1,930
Furniture and equipment	1,801	1,745
Data processing	1,487	1,867
Deposit insurance	100	145
State taxes	460	487
Amortization of intangibles	201	223
Other	7,441	7,267

Total noninterest expenses	31,759	31,459

Income before income taxes	16,113	18,715
Income tax expense	5,482	6,314

Net earnings	$10,631	$12,401

Net earnings per share-basic	$0.24	$0.27

Net earnings per share-diluted	$0.24	$0.27

Cash Dividends declared per share	$0.15	$0.15

Average basic shares outstanding	44,893,511	46,504,814

Average diluted shares outstanding	45,048,972	46,678,785

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2003	2002

Operating Activities
Net earnings	$10,631	$12,401
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	3,214	5,640
Provision for depreciation and amortization	2,562	1,908
Net amortization of investment security premiums and accretion of discounts	968	193
Realized investment security gains	(28)	(4)
Originations of mortgage loans held for sale	(42,151)	(83,143)
Gains from sales of mortgage loans held for sale	(1,131)	(1,635)
Proceeds from sale of mortgage loans held for sale	42,848	83,889
Deferred income taxes	(1,219)	(1,274)
Decrease in interest receivable	1,106	1,374
Increase in cash surrender value of life insurance	(710)	(164)
Increase in prepaid expenses	(1,171)	(595)
Increase in accrued expenses	3,461	4,608
Decrease in interest payable	(72)	(1,304)
Other	958	2,298

Net cash provided by operating activities	19,266	24,192
Investing activities
Proceeds from sales of securities available-for-sale	287	0
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	108,250	60,299
Purchases of investment securities available-for-sale	(180,691)	(94,620)
Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	1,198	1,184
Purchases of investment securities held-to-maturity	(174)	(2,706)
Net increase in interest-bearing deposits with other banks	(2,451)	(8,096)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	11,875	(23,205)
Net (increase) decrease in loans and leases	(39,457)	71,900
Recoveries from loans and leases previously charged off	1,079	838
Proceeds from disposal of other real estate owned	1,254	1,790
Purchases of premises and equipment	(1,555)	(1,282)

Net cash (used in) provided by investing activities	(100,385)	6,102
Financing activities
Net increase (decrease) in total deposits	26,400	(74,758)
Net increase (decrease) in short-term borrowings	38,102	(7,435)
Net increase in long-term borrowings	28,002	940
Cash dividends declared	(6,722)	(6,966)
Purchase of common stock	(7,239)	(7,104)
Proceeds from exercise of stock options, net of shares purchased	54	12

Net cash provided by (used in) financing activities	78,597	(95,311)

Decrease in cash and cash equivalents	(2,522)	(65,017)

Cash and cash equivalents at beginning of period	181,839	211,130

Cash and cash equivalents at end of period	$179,317	$146,113

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2003	2002

Supplemental disclosures
Interest paid	$16,659	$22,969

Income taxes paid	$—	$13

Recognition of deferred tax assets attributable to FASB Statement No. 115	$1,084	$1,471

Acquisition of other real estate owned through foreclosure	$1,138	$1,604

Issuance of restricted stock award	$2,434	$3,190

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2003	2002

Balances at January 1	$377,603	$384,543
Net Earnings	10,631	12,401
Other comprehensive income, net of taxes
Changes in unrealized gains on securities, Available for sale	(1,782)	(2,452)

Comprehensive income	8,849	9,949
Cash dividends declared	(6,722)	(6,966)
Purchase of common stock	(7,239)	(7,104)
Exercise of stock options, net of shares purchased	54	12
Restricted stock awards	(9)	(197)
Amortization of restricted stock awards	554	538

Balance at March 31	$373,090	$380,775

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited, dollars in thousands)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries — First Financial Bank, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Sand Ridge Bank, First Financial Bancorp Service Corp., First Financial (OH) Statutory Trust I (established to facilitate the issuance of trust preferred securities), and First Financial Capital Advisors, LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2002.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of March 31, 2003, Bancorp had issued standby letters of credit aggregating $32,596 compared to $33,167 issued as of December 31, 2002. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $464,319 at March 31, 2003 and $464,777 at December 31, 2002. Management does not anticipate any material losses as a result of these commitments.

NOTE 3:  COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the three months ended March 31, 2003 and 2002 are shown in the table below.

	Three months ended
	March 31,

	2003	2002

Net Income	$10,631	$12,401
Other comprehensive income, net of tax:
Unrealized holding gains arising during period	(1,764)	(2,450)
Less: reclassification adjustment for gains included in net income	18	2

Other comprehensive income	(1,782)	(2,452)

Comprehensive income	$8,849	$9,949

NOTE 4:  ACCOUNTING FOR DERIVATIVES
Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. At March 31, 2003 Bancorp had interest rate swaps with a notional value of $7,845. The fair value of the swaps was an unrealized loss of $295 at March 31, 2003. This amount is included with other assets on the balance sheet. A corresponding fair value adjustment was also included on the balance sheet as a hedged item.

Bancorp is exposed to losses if a counterparty fails to make its payment under a contract in which Bancorp is in the receiving position. Although collateral or other security may not be obtained, Bancorp minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy its obligation under the agreement.

NOTE 5:  CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST
The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely the junior subordinated debt securities of Bancorp (the “debentures”). The capital securities were issued in third quarter of 2002 by a statutory business trust—First Financial (OH) Statutory Trust I, of which 100% of the common equity of the trust is owned by Bancorp. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of March 31, 2003 is $10,000.

NOTE 6:  STOCK OPTIONS
As of March 31, 2003, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
Net earnings, as reported	$10,631	$12,401
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	867	884

Pro forma net earnings	$9,764	$11,517

Earnings per share
Basic—as reported	$0.24	$0.27

Basic—pro forma	$0.22	$0.25

Diluted—as reported	$0.24	$0.27

Diluted—pro forma	$0.22	$0.25

NOTE 7:  OTHER MATTERS
Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 447,400 shares during the first three months of 2003.

Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2003		2002

	Mar. 31	Dec. 31	Sep. 30	Jun. 31	Mar. 31

	(Dollars in thousands, except per share data)
Net Earnings	$10,631	$11,601	$10,802	$13,431	$12,401
Net earnings per share-basic	0.24	0.26	0.24	0.29	0.27
Net earnings per share-diluted	0.24	0.26	0.24	0.29	0.27
Average consolidated balance sheet items:
Loans less unearned income	2,765,970	2,751,664	2,777,657	2,789,773	2,824,667
Investment securities	650,619	605,729	634,160	645,240	626,323
Other earning assets	40,751	44,556	15,518	39,025	72,936

Total earning assets	3,457,340	3,401,949	3,427,335	3,474,038	3,523,926
Total assets	3,730,744	3,670,699	3,678,706	3,736,305	3,796,324
Noninterest-bearing deposits	416,824	410,568	396,230	406,772	413,129
Interest-bearing deposits	2,487,612	2,487,086	2,498,098	2,571,163	2,623,456

Total deposits	2,904,436	2,897,654	2,894,328	2,977,935	3,036,585
Borrowings	410,100	356,646	367,367	352,609	343,993
Shareholders’ equity	374,236	376,515	386,211	386,892	388,976
Key Ratios
Average equity to average total assets	10.03%	10.26%	10.50%	10.35%	10.25%
Return on average total assets	1.16%	1.25%	1.16%	1.44%	1.32%
Return on average equity	11.52%	12.22%	11.10%	13.92%	12.93%
Net interest margin	4.37%	4.60%	4.70%	4.81%	4.72%
Net interest margin (fully tax equivalent)	4.48%	4.72%	4.82%	4.93%	4.85%

NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, net interest income is also presented in the table below adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.

Net interest income for the first quarter of 2003 was $3,810 or 9.28% less than the first quarter of 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Bancorp’s balance sheet. Bancorp’s net interest margin decreased to 4.37% in the first quarter of 2003 from 4.72% in the first quarter of 2002. Bancorp also reviews net interest margin on a fully tax equivalent (non-GAAP) basis for peer comparison. Bancorp’s net interest margin on a fully tax equivalent basis decreased to 4.48% in the first quarter of 2003 compared with a 4.85% margin in the first quarter of 2002. This margin compression was due to continued downward repricing of assets without a point-for-point decrease in deposit liability rates. The continued repricing of adjustable and variable rate loans was the primary driver in loan interest in the first quarter of 2003 that was $7,373 or 13.6% lower than the comparable period a year ago. The effect of the 50 basis point (10.5%) decrease in the prime lending rate impacted approximately 20% of the existing loan portfolio during the first quarter of 2003. Investment income declined by $1,376 or 16.6% from the quarter a year ago. As interest rates declined, cash flows from mortgage-related investment prepayments and called securities accelerated, causing a redeployment of funds at lower yields. In total, interest income declined by $8,888. A decline in total interest expense of $5,078 or 23.4% in the first quarter of 2003 versus first quarter of 2002 did not offset the decline in interest income. As a result of strategies to manage interest rate risk, Bancorp also increased the amount of its long-term borrowings, thereby increasing the cost of its funding on a relative basis.

A decrease in loan balances also contributed to lower net interest income through reduced interest income. Average outstanding loan balances for the quarter were 2.08% lower than the prior year. Additionally, the margin and net interest income were negatively impacted by fees on loans that were $217 or 11.7% lower in the first quarter of 2003 versus 2002. On a linked-quarter basis, the residential real estate portfolio increased $40,000, and that was comprised of both fixed rate and adjustable rate loan growth. That growth plus increases in commercial loans, offset decreases in construction, installment, credit card, and leases, for total loan growth since December 2002 of $34,154 or 1.24%.

	Quarter Ended

	2003		2002

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollars in thousands)
Interest income	$53,822	$57,277	$59,536	$61,485	$62,710
Interest expense	16,586	17,830	18,953	19,804	21,664

Net interest income	37,236	39,447	40,583	41,681	41,046
Tax equivalent adjustment to interest income	938	984	1,017	1,044	1,063

Net interest income (fully tax equivalent)	$38,174	$40,431	$41,600	$42,725	$42,109

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the table below. As shown, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for the quarter ended March 31, 2003 in comparison to 2002 contributing $3,143 to the $3,810 decrease in net interest income. The decrease in rates effected interest income more significantly than interest expense due to the asset-sensitive position of Bancorp’s balance sheet. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs. The decrease in volume on earning assets also had a negative impact on net interest income for the quarter partially offset by lower interest-bearing liabilities. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Three Months
	Ended	Change Due To:
	Mar. 31, 2003
	Over 2002	Rate	Volume

	(Dollars in thousands)
Interest income	$(8,888)	$(7,723)	$(1,165)
Interest expense	(5,078)	(4,580)	(498)

Net interest income	$(3,810)	$(3,143)	$(667)

OPERATING RESULTS
Net operating income represents net earnings before net securities transactions. Net operating income for the first three months of 2002 was $10,613 which was a decrease of $1,786 or 14.4% from the same period in 2002. A major contributing factor to the decrease in net operating income from a year ago was the $3,810 decrease in net interest income as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Noninterest income which was $918 less and a slight increase in noninterest expense of $300 compared to the same period a year ago also contributed to the decline in net operating income. Provision for loan loss expense was $2,426 lower in the first quarter of 2003 compared to the first quarter of 2002. This positive variance in provision for loan loss expense partially offset the negative variances discussed previously.

First quarter 2003 noninterest income was $13,850, a decrease of 6.22% from the first quarter of 2002. Service charge income decreased $149 or 3.14% from the quarter a year ago. Trust revenues for the first quarter of 2003 were $279 or 7.00% less than the comparable period last year, primarily due to the effect of lower market values indicative of the overall stock market performance. The other category of noninterest income decreased $514 or 8.52% from a year ago, as gains on the sale of mortgage loans decreased $504. Included as a reduction in other income for the first quarter of 2003 were impairment charges of $188 against the mortgage-servicing asset in a valuation reserve. There were no such charges in the first quarter of 2002. Additionally, the first quarter of 2002 contained a $223 non-recurring life insurance gain.

Total noninterest expense increased less than 1 percent for the first quarter of 2003 over the first quarter of 2002. The single largest category of increase is salaries and employee benefits, up almost $400 due to increased healthcare costs and the addition of staff in support and risk management functions. The increase in salaries and employee benefits was approximately 6%, adjusting for Project Renaissance expenses in the first quarter of 2002. Data-processing expense was down $380 over 2002 due to the efficiencies gained through Project Renaissance.

INCOME TAXES
Income tax expense for the first quarter of 2003 was $5,482, a decrease of $832 when compared to $6,314 reported for the same period in 2002. Tax expense relating to operating income totaled $5,472 and $6,312 for the quarters ended March 31, 2003 and 2002, respectively, with $10 in tax expense related to securities transactions for the first quarter of 2003 and $2 for 2002.

NET EARNINGS
Net earnings for the first quarter of 2003 were $10,631 or $0.24 in diluted earnings per share versus $12,401 or $0.27 for the first quarter of 2002. Net securities gains for the first quarter of 2003 and 2002 were $18 and $4, respectively. The reasons for the decrease in net earnings were discussed under the “Operating Results” section.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on Bancorp’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The evaluation of these factors is completed by a group of senior officers from the financial and lending areas.

The provision for loan losses totaled $3,214 for the three months ended March 31, 2003 or $2,426 less than the $5,640 recorded for the same period in 2002. Net charge-offs of $3,086 for the first quarter of 2003 were $2,462 lower than the $5,548 for the first quarter of 2002. The percentage of net charge-offs to average loans for the quarter was 0.45% versus 0.80% in 2002. Bancorp continued to maintain appropriate reserves as the reserve to loan ratio increased to 1.74% from 1.68% a year ago. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At March 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $6,074 and $1,830, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $941 at March 31, 2003, and $216 at March 31, 2002. At March 31, 2003 and 2002, there were $600 and $1,207, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2003, and 2002, was approximately $7,343 and $1,825. For the quarter ended March 31, 2003, Bancorp recognized interest income on those impaired loans of $20 compared to $6 for the same period in 2002. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended

	2003		2002

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollar in thousands)
Balance at beginning of period	$48,177	$48,890	$47,709	$46,876	$46,784
Provision for loan losses	3,214	1,941	5,189	3,404	5,640
Loans charged off	(4,165)	(5,144)	(4,962)	(3,381)	(6,386)
Recoveries	1,079	2,490	954	810	838

Net charge-offs	(3,086)	(2,654)	(4,008)	(2,571)	(5,548)

Balance at end of period	$48,305	$48,177	$48,890	$47,709	$46,876

Ratios:
Allowance to period end loans, net of unearned income	1.74%	1.75%	1.76%	1.71%	1.68%
Recoveries to charge-offs	25.91%	48.41%	19.23%	23.96%	13.12%
Allowance as a multiple of net charge-offs	15.65	18.15	12.20	18.56	8.45

NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $4,589 to $36,778 at the end of the first quarter 2003 from $32,189 at the end of the first quarter 2002. On a linked quarter basis (first quarter 2003 compared to fourth quarter 2002), total underperforming assets increased $337. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans decreased $1,650 from the first quarter of 2002, while increasing $2,820 from the linked quarter. Restructured loans increased significantly to $6,291 from $453 a year ago. Restructured loans increased as Bancorp continues to strengthen its position on problem credits. Other real estate owned increased $524 from the first quarter of 2002 while decreasing slightly from the linked quarter. Bancorp’s level of nonperforming assets is reflective of the uncertain economy in the corporation’s primary markets in Ohio and Indiana. If the current economic conditions continue or decline, Bancorp could see a continued less-than-favorable impact on credit quality.

Accruing loans past due 90 days or more for the first quarter of 2003 compared to the fourth quarter of 2002 decreased $3,243 and compared to the first quarter of 2002 decreased $123. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table that follows shows the categories which are included in nonperforming and underperforming assets.

	Quarter Ended

	2003		2002

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	Dollar in thousands)
Nonaccrual loans	$24,276	$21,456	$28,679	$23,655	$25,926
Restructured loans	6,291	5,375	691	39	453
Other real estate owned	2,636	2,792	1,619	2,181	2,112

Total nonperforming assets	33,203	29,623	30,989	25,875	28,491
Accruing loans past due 90 days or more	3,575	6,818	7,360	4,752	3,698

Total underperforming assets	$36,778	$36,441	$38,349	$30,627	$32,189

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.19%	1.08%	1.11%	0.93%	1.02%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.32%	1.32%	1.38%	1.10%	1.15%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down 4.35% from the prior year. Average deposits on a linked quarter basis increased 0.23%. Short-term borrowings increased $38,102 from year-end, while long-term borrowings increased $28,002, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2002, securities maturing in one year or less amounted to $44,315, representing 6.38% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2003, amounted to $734,026, representing 19.2% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2003, Bancorp had classified $673,620 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $1,155 for the first three months of 2003. In addition, remodeling is a planned and ongoing process given the 105 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 2003 were approximately $10,370 which primarily reflects commitments for two new branches. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio, an 8.00% total risk-based capital ratio, and a 4.0% leverage ratio. Tier 1 capital consists primarily of common shareholders’ equity, net of certain intangibles, and total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp’s Tier I ratio at March 31, 2003, was 12.7%, its total risked-based capital was 13.9% and its leverage ratio was 9.24%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended

	2003		2002

	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$373,090	$377,603	$385,383	$385,983	$380,775
Add: Trust preferred securities	10,000	10,000	10,000	0	0
Less: Nonqualifying intangible assets	31,910	32,290	31,437	31,639	31,839
Less: Unrealized net securities gains	9,441	11,223	13,028	9,307	2,896

Total tier I capital	$341,739	$344,090	$350,918	$345,037	$346,040

Total risk-based capital
Tier I capital	$341,739	$344,090	$350,918	$345,037	$346,040
Qualifying allowance for loan losses	33,923	34,249	34,219	34,228	34,407

Total risk-based capital	$375,662	$378,339	$385,137	$379,265	$380,447

Risk weighted assets	$2,699,431	$2,726,025	$2,722,820	$2,724,721	$2,740,088

Risk-based ratios:
Tier I	12.66%	12.62%	12.89%	12.66%	12.63%

Total risk-based capital	13.92%	13.88%	14.14%	13.92%	13.88%

Leverage	9.24%	9.46%	9.62%	9.31%	9.09%

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2002.

Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2002 Form 10-K.

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Bancorp comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Bancorp’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on Bancorp’s financial reporting. For Bancorp, these areas currently include accounting for the allowance for loan losses, pension costs, and goodwill.

Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Pension—Bancorp sponsors a non-contributory defined pension plan covering substantially all employees. In accordance with applicable accounting rules, Bancorp does not consolidate the assets and liabilities associated with the pension plan. At the end of 2002, Bancorp’s fair value of the plan assets was less than its benefit obligation. Therefore, Bancorp recognized an accrued benefit liability. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.

Goodwill—Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Bancorp has selected October 1 as its date for annual impairment testing.

ACCOUNTING AND REGULATORY MATTERS
The $18,446 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the current quarter and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, Bancorp will only change the prospective reporting of similar transactions. Amounts currently presented as direct financing leases will continue to be reported as such until their maturity in approximately 18 months. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is in the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp’s liquidity, capital resources, or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Bancorp’s Form 10-K for the year ended December 31, 2002, Bancorp’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Bancorp manages market risk since December 31, 2002.

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

PART II-OTHER INFORMATION

Item 5.  Other information

Bancorp’s subsidiary, Community First Bank & Trust, Celina, Ohio, signed an agreement with Osgood State Bank, Osgood, Ohio, for the purchase of the deposits and facilities of the Community First Bank & Trust Chickasaw banking center. Community First Bank & Trust will retain the banking center’s loan portfolio, serving those customers from its neighboring banking centers in Mercer County. Subject to regulatory approval, the purchase is expected to be consummated in late summer of 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1	Certification of Periodic Financial Report By Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Financial Report By Chief FInancial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 26, 2003, a Form 8-K reporting the submission of the Certifications of Periodic Financial Report by Bancorp’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ C. Douglas Lefferson C. Douglas Lefferson Senior Vice President and Chief Financial Officer	/s/ J. Franklin Hall J. Franklin Hall Vice President and Controller (Principal Accounting Officer)

Date 5/09/03	Date 5/09/03

CERTIFICATIONS

I, Stanley N. Pontius, President and Chief Executive Officer of First Financial Bancorp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Financial Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/9/03	/s/ Stanley N. Pontius Stanley N. Pontius President and Chief Executive Officer

CERTIFICATIONS (cont)

I, C. Douglas Lefferson, Senior Vice President and Chief Financial Officer of First Financial Bancorp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Financial Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5/9/03	/s/ C. Douglas Lefferson C. Douglas Lefferson Sr. Vice President and Chief Financial Officer