Form 10-Q
period 2003-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2003-08-08
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common stock, No par value	44,125,529

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II-OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$170,491	$181,839
Interest-bearing deposits with other banks	3,053	4,474
Federal funds sold and securities purchased under agreements to resell	1,155	28,291
Investment securities held-to-maturity, at cost (market value - $21,009 at June 30, 2003 and $22,097 at December 31, 2002)	20,615	21,571
Investment securities available-for-sale, at market value	742,004	605,345
Loans
Commercial	697,975	690,656
Real estate-construction	74,456	89,674
Real estate-mortgage	1,465,999	1,368,207
Installment	556,322	556,975
Credit card	20,294	22,068
Lease financing	16,460	21,031

Total loans	2,831,506	2,748,611
Less
Unearned income	226	523
Allowance for loan losses	48,876	48,177

Net Loans	2,782,404	2,699,911
Premises and equipment	56,852	56,348
Goodwill	27,379	27,379
Other intangibles	8,675	9,147
Deferred income taxes receivable	5,426	4,107
Accrued interest and other assets	94,350	91,540

Total assets	$3,912,404	$3,729,952

Liabilities
Deposits
Noninterest-bearing	$434,183	$422,453
Interest-bearing deposits	2,544,196	2,499,981

Total deposits	2,978,379	2,922,434
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	54,739	55,766
Federal Home Loan Bank borrowings	105,800	0
Other	31,170	39,414

Total short-term borrowings	191,709	95,180
Long-term borrowings	325,472	290,051
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	10,000	10,000
Accrued interest and other liabilities	34,761	34,684

Total liabilities	3,540,321	3,352,349
Shareholders’ equity
Common stock - no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 in 2003 and 48,558,614 in 2002	395,896	396,252
Retained earnings	46,867	39,005
Accumulated comprehensive income	7,880	8,189
Restricted stock awards	(5,340)	(4,022)
Treasury stock, at cost 4,281,085 shares in 2003 and 3,554,691 shares in 2002	(73,220)	(61,821)

Total shareholders’ equity	372,083	377,603

Total liabilities and shareholders’ equity	$3,912,404	$3,729,952

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income
Loans, including fees	$93,122	$106,845	$46,418	$52,768
Investment securities
Taxable	10,478	13,158	5,220	6,708
Tax-exempt	3,296	3,663	1,632	1,815

Total investment interest	13,774	16,821	6,852	8,523
Interest-bearing deposits with other banks	79	234	28	97
Federal funds sold and securities purchased under agreements to resell	111	295	37	97

Total interest income	107,086	124,195	53,335	61,485
Interest expense
Deposits	23,480	33,690	11,396	15,867
Short-term borrowings	910	808	530	421
Long-term borrowings	8,043	6,970	4,112	3,516
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	238	0	118	0

Total interest expense	32,671	41,468	16,156	19,804

Net interest income	74,415	82,727	37,179	41,681
Provision for loan losses	7,156	9,044	3,942	3,404

Net interest income after Provision for loan losses	67,259	73,683	33,237	38,277
Noninterest income
Service charges on deposit accounts	9,521	9,674	4,923	4,927
Trust revenues	7,229	7,854	3,522	3,868
Gains from sales of mortgage loans	2,512	2,339	1,381	704
Investment securities (losses) gains	(8)	9	(36)	5
Other	8,802	8,850	4,416	4,454

Total noninterest income	28,056	28,726	14,206	13,958
Noninterest expenses
Salaries and employee benefits	36,219	35,954	18,028	18,159
Net occupancy	3,894	3,933	1,816	2,003
Furniture and equipment	3,648	3,530	1,847	1,785
Data processing	3,003	3,881	1,516	2,014
Deposit insurance	250	287	150	142
State taxes	894	935	434	448
Amortization of intangibles	412	435	211	212
Other	15,256	14,924	7,815	7,657

Total noninterest expenses	63,576	63,879	31,817	32,420

Income before income taxes	31,739	38,530	15,626	19,815
Income tax expense	10,498	12,698	5,016	6,384

Net earnings	$21,241	$25,832	$10,610	$13,431

Net earnings per share-basic	$0.48	$0.56	$0.24	$0.29

Net earnings per share-diluted	$0.47	$0.56	$0.24	$0.29

Cash dividends declared per share	$0.30	$0.30	$0.15	$0.15

Average basic shares outstanding	44,689,019	46,316,229	44,486,775	46,129,716

Average diluted shares outstanding	44,783,104	46,445,758	44,519,484	46,214,803

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,

	2003	2002

Operating Activities
Net earnings	$21,241	$25,832
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	7,156	9,044
Provision for depreciation and amortization	5,786	4,830
Net amortization of investment security premiums and accretion of discounts	3,307	398
Realized investment security losses (gains)	8	(9)
Originations of mortgage loans held for sale	(92,513)	(123,386)
Gains from sales of mortgage loans held for sale	(2,512)	(2,339)
Proceeds from sale of mortgage loans held for sale	94,133	124,424
Deferred income taxes	(1,219)	(1,553)
(Increase) decrease in interest receivable	(149)	2,782
Increase in cash surrender value of life insurance	(1,771)	(371)
Increase in prepaid expenses	(1,279)	(1,797)
(Decrease) increase in accrued expenses	(24)	616
Decrease in interest payable	(391)	(1,771)
Other	219	4,105

Net cash provided by operating activities	31,992	40,805
Investing activities
Proceeds from sales of securities available-for-sale	43,492	0
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	237,772	109,480
Purchases of investment securities available-for-sale	(421,786)	(122,317)
Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	2,257	2,495
Purchases of investment securities held-to-maturity	(1,162)	(2,991)
Net increase in interest-bearing deposits with other banks	1,421	3,588
Net decrease in federal funds sold and securities purchased under agreements to resell	27,136	221
Net (increase) decrease in loans and leases	(93,835)	67,708
Recoveries from loans and leases previously charged off	1,907	1,648
Proceeds from disposal of other real estate owned	2,574	2,609
Purchases of premises and equipment	(3,465)	(1,738)

Net cash (used in) provided by investing activities	(203,689)	60,703
Financing activities
Net increase (decrease) in total deposits	55,945	(138,985)
Net increase in short-term borrowings	96,529	17,223
Net increase in long-term borrowings	35,421	949
Cash dividends declared	(13,379)	(13,872)
Purchase of common stock	(14,247)	(16,008)
Proceeds from exercise of stock options, net of shares purchased	80	765

Net cash provided by (used in) financing activities	160,349	(149,928)

Decrease in cash and cash equivalents	(11,348)	(48,420)
Cash and cash equivalents at beginning of period	181,839	211,130

Cash and cash equivalents at end of period	$170,491	$162,710

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Six months ended
	June 30,

	2003	2002

Supplemental disclosures
Interest paid	$33,062	$43,240

Income taxes paid	$10,405	$9,206

Recognition of deferred tax assets (liabilities) attributable to FASB Statement No. 115	$100	$(2,472)

Acquisition of other real estate owned through foreclosure	$2,279	$2,896

Issuance of restricted stock award	$2,434	$3,190

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Six months ended
	June 30,

	2003	2002

Balances at January 1	$377,603	$384,543
Net Earnings	21,241	25,832
Other comprehensive income, net of taxes Changes in unrealized gains on securities, Available for sale	(309)	3,959

Comprehensive income	20,932	29,791
Cash dividends declared	(13,379)	(13,872)
Purchase of common stock	(14,247)	(16,008)
Exercise of stock options, net of shares purchased	80	765
Restricted stock awards	(13)	(197)
Amortization of restricted stock awards	1,107	961

Balance at June 30	$372,083	$385,983

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited, dollars in thousands)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First Financial Bank, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Sand Ridge Bank, First Financial Bancorp Service Corp., First Financial (OH) Statutory Trust I (established to facilitate the issuance of trust preferred securities), and First Financial Capital Advisors, LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of June 30, 2003, Bancorp had issued standby letters of credit aggregating $32,306 compared to $33,167 issued as of December 31, 2002. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $483,119 at June 30, 2003 and $464,777 at December 31, 2002. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the six and three months ended June 30, 2003 and 2002 are shown in the table below.

	Six months ended		Three months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income	$21,241	$25,832	$10,610	$13,431
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(269)	3,966	1,495	6,416
Less: reclassification adjustment for gains included in net income	40	7	22	5

Other comprehensive income	(309)	3,959	1,473	6,411

Comprehensive income	$20,932	$29,791	$12,083	$19,842

NOTE 4: ACCOUNTING FOR DERIVATIVES

Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. Bancorp had interest rate swaps with a notional value of $11,840 at June 30, 2003 and $5,012 at December 31, 2002. The fair value of the swaps was an unrealized loss of $631 at June 30, 2003 and no unrealized gain or loss at June 30, 2002. This amount is included with other assets on the balance sheet. A corresponding fair value adjustment was also included on the balance sheet as a hedged item.

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

NOTE 5: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely junior subordinated debt securities of Bancorp (the “debentures”). The capital securities were issued in third quarter of 2002 by a statutory business trust — First Financial (OH) Statutory Trust I, of which 100% of the common equity of the trust is owned by Bancorp. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of June 30, 2003 is $10,000.

NOTE 6: STOCK OPTIONS

As of June 30, 2003, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net earnings, as reported	$21,241	$25,832	$10,610	$13,431
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	303	374	146	183

Pro forma net earnings	$20,938	$25,458	$10,464	$13,248

Earnings per share
Basic—as reported	$0.48	$0.56	$0.24	$0.29

Basic—pro forma	$0.47	$0.55	$0.24	$0.29

Diluted—as reported	$0.47	$0.56	$0.24	$0.29

Diluted—pro forma	$0.47	$0.55	$0.24	$0.29

NOTE 7: ACCOUNTING PRONOUNCEMENTS

In January of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” and applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest entity that it acquired before February 1, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. Bancorp was required to adopt this pronouncement on July 1, 2003 and does not expect an impact from the adoption.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Bancorp currently classifies its corporation-obligated mandatorily redeemable capital securities as a liability. Therefore, this pronouncement has no impact on Bancorp’s financial statements.

NOTE 8: SUBSEQUENT EVENT

On July 15, 2003, Trust Preferred Securities, similar to those referred to in Note 5, were issued by a statutory business trust—First Financial (OH) Statutory Trust II, of which 100% of the common equity of the trust is owned by Bancorp. The subsidiary trust holds solely junior subordinated debt securities of Bancorp (the “debentures”). The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by Bancorp on July 15, 2008 and mature on July 15, 2033. The issuance of the new offering, net of offering costs, is $20,000.

NOTE 9: OTHER MATTERS

Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 883,300 shares during the first six months of 2003.

During the second quarter of 2003, Bancorp announced the planned sale of a Community First Bank & Trust branch located in Chickasaw, Ohio, to Osgood State Bank. This branch had $14,000 in deposits and no loans which are to be sold. This transaction is expected to close in the third quarter of 2003, subject to regulatory approval.

Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2003		2002

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollars in thousands, except per share data)
Net Earnings	$10,610	$10,631	$11,601	$10,802	$13,431
Net earnings per share-basic	0.24	0.24	0.26	0.24	0.29
Net earnings per share-diluted	0.24	0.24	0.26	0.24	0.29
Average consolidated balance sheet items:
Loans less unearned income	2,811,848	2,765,970	2,751,664	2,777,657	2,789,773
Investment securities	747,090	650,619	605,729	634,160	645,240
Other earning assets	13,619	40,751	44,556	15,518	39,025

Total earning assets	3,572,557	3,457,340	3,401,949	3,427,335	3,474,038
Total assets	3,841,251	3,730,744	3,670,699	3,678,706	3,736,305
Noninterest-bearing deposits	406,730	416,824	410,568	396,230	406,772
Interest-bearing deposits	2,536,477	2,487,612	2,487,086	2,498,098	2,571,163

Total deposits	2,943,207	2,904,436	2,897,654	2,894,328	2,977,935
Borrowings	481,731	410,100	356,646	367,367	352,609
Shareholders’ equity	371,219	374,236	376,515	386,211	386,892
Key Ratios
Average equity to average total assets	9.66%	10.03%	10.26%	10.50%	10.35%
Return on average total assets	1.11%	1.16%	1.25%	1.16%	1.44%
Return on average equity	11.46%	11.52%	12.22%	11.10%	13.92%
Net interest margin	4.17%	4.37%	4.60%	4.70%	4.81%
Net interest margin (fully tax equivalent)	4.28%	4.48%	4.72%	4.82%	4.93%

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

Net interest income for the first six months of 2003 was $8,312 or 10.0% less than the same period in 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Bancorp’s balance sheet. Bancorp’s net interest margin decreased to 4.27% in the first half of 2003 from 4.77% in the first half of 2002. Bancorp also reviews net interest margin on a fully tax equivalent (non-GAAP) basis for peer comparison. Bancorp’s net interest margin on a fully tax equivalent basis decreased to 4.38% in the first half of 2003 compared with a 4.89% margin in the first half of 2002. This margin compression was due to continued downward repricing of assets without a point-for-point decrease in deposit liability rates. The continued repricing of adjustable and variable rate loans was the primary driver in loan interest in the first half of 2003 that was $13,723 or 12.8% lower than the comparable period a year ago. Investment income declined by $3,047 or 18.1% from the same period in 2002. As interest rates declined, cash flows from mortgage-related investment prepayments and called securities accelerated, causing a redeployment of funds at lower yields. In the first six months of 2003, interest income declined by $17,109 from the same period in 2002. A decline in total interest expense of $8,797 or 21.2% in the first six months of 2003 versus the first six months of 2002 did not offset the decline in interest income. As a result of strategies to manage interest rate risk, Bancorp also increased the amount of its long-term whole-sale borrowings, thereby increasing the cost of its funding on a relative basis.

Net interest income for the second quarter of 2003 was $4,502 or 10.8% less than the second quarter of 2002. Net interest margin compression was also the major contributing factor to this decline. Bancorp’s net interest margin decreased to 4.17% in the second quarter of 2003 from 4.81% in the second quarter of 2002. On a linked quarter basis (second quarter of 2003 compared to first quarter of 2003), net interest income somewhat stabilized, decreasing by only $57 or 0.15%. However, given the Federal Reserve’s 25 basis point reduction in rates in June of 2003, Bancorp anticipates continued negative pressure on its net interest margin.

During the second quarter of 2003, Bancorp repositioned the investment portfolio by selling longer-maturity mortgage-backed securities and purchasing shorter-maturity mortgage-backed securities, thus shortening the average maturity of approximately $43,269 in certain fixed rate investments. This strategy was intended to offset the adverse impact of accelerated prepayments on the longer-term issues. The transaction resulted in a $31 after-tax loss in the second quarter of 2003, but is expected to improve net interest income in future periods.

Average outstanding loan balances on a linked-quarter basis were 3.0% higher. The primary area of loan growth has been in the residential real estate category, generally a lower credit risk loan category. On a linked-quarter basis, the average real estate mortgage portfolio increased $55,610. That growth, plus increases in commercial loans, offset decreases in construction, installment, credit card, and leases, for total loan growth since December of 2002 of $82,895 or 3.02% on ending balances.

	Quarter Ended
	2003		2002

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollars in thousands)
Interest income	$53,335	$53,822	$57,277	$59,536	$61,485
Interest expense	16,156	16,586	17,830	18,953	19,804

Net interest income	37,179	37,236	39,447	40,583	41,681
Tax equivalent adjustment to interest income	918	938	984	1,017	1,044

Net interest income (fully tax equivalent)	$38,097	$38,174	$40,431	$41,600	$42,725

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for both the six months and quarter ended June 30, 2003 in comparison to 2002. The decrease in rates affected interest income more significantly than interest expense due to the asset-sensitive position of Bancorp’s balance sheet. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs. The increase in volume on earning assets, as well as the decrease in volume on interest-bearing liabilities had a positive impact on net interest income for the quarter and the year partially offsetting the decline in net interest income caused by the decline in rates. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Six Months			Three Months
	Ended	Change Due To:		Ended	Change Due To:
	Jun. 30, 2003			Jun. 30, 2003
	Over 2002	Rate	Volume	Over 2002	Rate	Volume

	(Dollars in thousands)			(Dollars in thousands)
Interest income	$(17,109)	$(17,689)	$580	$(8,150)	$(9,852)	$1,702
Interest expense	(8,797)	(7,478)	(1,319)	(3,648)	(3,384)	(264)

Net interest income	$(8,312)	$(10,211)	$1,899	$(4,502)	$(6,468)	$1,966

OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first six months of 2003 was $21,201 which was a decrease of $4,624 or 17.9% from the same period in 2002. A major contributing factor to the decrease in net operating income from a year ago was the $8,312 decrease in net interest income as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Noninterest income which was $670 less compared to the same period a year ago also contributed to the decline in net operating income. Provision for loan loss expense was $1,888 lower in the first half of 2003 compared to the first half of 2002. This positive variance in provision for loan loss expense partially offset the negative variances discussed previously.

Noninterest income, excluding securities transactions, for the first half of 2003 was $28,064, a decrease of 2.27% from the same period in 2002. Service charge income decreased $153 or 1.58% from the a year ago. Trust revenues for the first six months of 2003 were $625 or 7.96% less than the comparable period last year. Gains on the sale of mortgage loans increased $173 or 7.40% over last year. The other category of noninterest income decreased $48 or 0.54% from a year ago. Included as a reduction in other income for the first half of 2003 were impairment charges of $628 against the mortgage-servicing asset in a valuation reserve. There were no such charges in the first half of 2002. Additionally, the first six months of 2002 contained a $223 non-recurring life insurance gain.

Total noninterest expense decreased $303 or 0.47% in the first half of 2003 from the first half of 2002. The single largest category of decrease was data-processing expense, down $878 from 2002 due to reduced expenses to third-party service providers. This decrease was somewhat offset by increases in salaries and employee benefits, up approximately $265 due to increased healthcare costs and the addition of staff in support and risk management functions and other which was up $332.

Net operating income for the second quarter of 2003 decreased $2,838 or 21.1% over the same three-month period in 2002. The decrease for the quarter was the result of decreased net interest income, increased provision for loan loss expense, partially offset by increased noninterest income and lower noninterest expense.

Second quarter 2003 noninterest income, excluding securities transactions, was $14,242, an increase of 2.07% from the second quarter of 2002. Service charge income decreased $4 or 0.08% from the same quarter a year ago. Trust revenues for the second quarter of 2003 were $346 or 8.95% less than the comparable period last year. Gains on the sale of mortgage loans increased $677 or 96.2% over last year. The other category of noninterest income decreased $38 or 0.85% from a year ago. Impairment charges of $440 against the mortgage-servicing asset in a valuation reserve were included as a reduction in other income for the second quarter of 2003. There were no such charges in the second quarter of 2002.

Total noninterest expense decreased $603 or 1.86% for the second quarter of 2003 from the second quarter of 2002. The single largest category of decrease was data-processing expense, down $498 from 2002 as discussed previously. Occupancy expense was down $187 from 2002, while salaries and employee benefits expense was down $131. These decreases were somewhat offset by a $158 increase in other noninterest expense. On a linked quarter basis, total noninterest expense remained relatively flat.

INCOME TAXES

For the first six months of 2003, income tax expense was $10,498 compared to $12,698 for the same period in 2002, or a decrease of $2,200. In 2003, $10,546 of the tax expense was related to operating income with a tax benefit of $48 related to securities transactions. In the first six months of 2002, income tax expense related to operating income was $12,696, with tax expense related to securities transactions of $2.

Income tax expense for the second quarter of 2003 was $5,016, a decrease of $1,368 when compared to $6,384 reported for the same period in 2002. Tax expense relating to operating income totaled $5,074 and $6,384 for the quarters ended June 30, 2003 and 2002, respectively, with a $58 tax benefit related to securities transactions for the second quarter of 2003 and no tax expense for 2002.

NET EARNINGS

Net earnings for the first six months of 2003 were $21,241 or $0.47 in diluted earnings per share compared to $25,832 or $0.56 in diluted earnings per share for the same period in 2002. Net securities gains through June 30, 2003 were $40 compared to $7 for the period ending June 30, 2002.

Net earnings for the second quarter of 2003 were $10,610 or $0.24 in diluted earnings per share versus $13,431 or $0.29 for the second quarter of 2002. Net securities gains for the second quarter of 2003 and 2002 were $22 and $5, respectively. The reasons for the decrease in net earnings were discussed under the “Operating Results” section.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on Bancorp’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The evaluation of these factors is completed by a group of senior officers from the financial, lending, and risk management areas.

The provision for loan losses totaled $7,156 for the six months ended June 30, 2003 or $1,888 less than the $9,044 recorded for the same period in 2002. For the quarters ended June 30, 2003 and 2002, the provision for loan losses totaled $3,942 and $3,404, respectively. Net charge-offs of $6,457 for the first six months of 2003 were $1,662 lower than the $8,119 for the same period in 2002. The percentage of net charge-offs to average loans for the year was 0.47% versus 0.58% in 2002. Bancorp continued to maintain appropriate reserves as the reserve to loan ratio increased to 1.73% from 1.71% a year ago. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At June 30, 2003 and 2002, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $5,412 and $1,718, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $784 at June 30, 2003, and $195 at June 30, 2002. At June 30, 2003 and 2002, there were $547 and $1,287, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended June 30, 2003, and 2002, was approximately $5,969 and $1,786. For the six months and quarter ended June 30, 2003, Bancorp recognized interest income on those impaired loans of $33 and $13 compared to $14 and $8 for the same period in 2002. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2003		2002

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollar in thousands)
Balance at beginning of period	$48,305	$48,177	$48,890	$47,709	$46,876
Provision for loan losses	3,942	3,214	1,941	5,189	3,404
Loans charged off	(4,199)	(4,165)	(5,144)	(4,962)	(3,381)
Recoveries	828	1,079	2,490	954	810

Net charge-offs	(3,371)	(3,086)	(2,654)	(4,008)	(2,571)

Balance at end of period	$48,876	$48,305	$48,177	$48,890	$47,709

Ratios:
Allowance to period end loans, net of unearned income	1.73%	1.74%	1.75%	1.76%	1.71%
Recoveries to charge-offs	19.72%	25.91%	48.41%	19.23%	23.96%
Allowance as a multiple of net charge-offs	14.50	15.65	18.15	12.20	18.56

NONPERFORMING/UNDERPERFORMING ASSETS

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $10,627 to $41,254 at the end of the second quarter 2003 from $30,627 at the end of the second quarter 2002. On a linked quarter basis, total underperforming assets increased $4,476. The primary reason for this increase is the addition of two commercial credits. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans increased $4,555 from the second quarter of 2002, and $3,934 from the linked quarter. Restructured loans increased significantly to $7,188 from $39 a year ago. Restructured loans increased as Bancorp continues to strengthen its position on problem credits. Other real estate owned increased $185 from the second quarter of 2002 while decreasing $270 from the linked quarter. Bancorp’s level of nonperforming assets is reflective of the uncertain economy in the corporation’s primary markets in

Ohio and Indiana. If the current economic conditions continue or decline, Bancorp could see a continued less-than-favorable impact on credit quality.

Accruing loans past due 90 days or more for the second quarter of 2003 compared to the first quarter of 2003 decreased $85 and compared to the second quarter of 2002 decreased $1,262. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2003		2002

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollar in thousands)
Nonaccrual loans	$28,210	$24,276	$21,456	$28,679	$23,655
Restructured loans	7,188	6,291	5,375	691	39
Other real estate owned	2,366	2,636	2,792	1,619	2,181

Total nonperforming assets	37,764	33,203	29,623	30,989	25,875
Accruing loans past due 90 days or more	3,490	3,575	6,818	7,360	4,752

Total underperforming assets	$41,254	$36,778	$36,441	$38,349	$30,627

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.33%	1.19%	1.08%	1.11%	0.93%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.46%	1.32%	1.32%	1.38%	1.10%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down 2.77% from the prior year. Average deposits on a linked quarter basis increased 1.33%. Short-term borrowings increased $96,529 from year-end, while long-term borrowings increased $35,421, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2002, securities maturing in one year or less amounted to $43,541, representing 5.71% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2003, amounted to $766,341, representing 19.6% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 2003, Bancorp had classified $742,004 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $3,465 for the first six months of 2003. In addition, remodeling is a planned and ongoing process given the 103 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 2003 were approximately $9,078 which primarily reflects commitments for two new branches. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at June 30, 2003, was 12.5%, its total risked-based capital was 13.8% and its leverage ratio was 8.90%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2003		2002

	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$372,083	$373,090	$377,603	$385,383	$385,983
Add: Trust preferred securities	10,000	10,000	10,000	10,000	0
Less: Nonqualifying intangible assets	32,236	31,910	32,290	31,437	31,639
Less: Unrealized net securities gains	10,914	9,441	11,223	13,028	9,307

Total tier I capital	$338,933	$341,739	$344,090	$350,918	$345,037

Total risk-based capital
Tier I capital	$338,933	$341,739	$344,090	$350,918	$345,037
Qualifying allowance for loan losses	34,078	33,923	34,249	34,219	34,228

Total risk-based capital	$373,011	$375,662	$378,339	$385,137	$379,265

Risk weighted assets	$2,711,426	$2,699,431	$2,726,025	$2,722,820	$2,724,721

Risk-based ratios:
Tier I	12.50%	12.66%	12.62%	12.89%	12.66%

Total risk-based capital	13.76%	13.92%	13.88%	14.14%	13.92%

Leverage	8.90%	9.24%	9.46%	9.62%	9.31%

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

ACCOUNTING AND REGULATORY MATTERS

The $16,460 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the first quarter of 2003 and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, amounts currently presented as direct financing leases will continue to be reported as such until their maturity in approximately 15 months. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is in the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

Management is not aware of any other events or regulatory recommendations that, if implemented, are likely to have a material effect on Bancorp’s liquidity, capital resources, or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Bancorp’s Form 10-K for the year ended December 31, 2002, Bancorp’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Bancorp manages market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the “disclosure controls and procedures”). Bancorp’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

On April 22, 2002, Bancorp held its annual meeting of shareholders, the results of which follow:

1)	Election of five directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld

Richard L. Alderson	3 years	26,361,645	98.75	335,655
James C. Garland	3 years	26,358,073	98.73	339,227
Murph Knapke	3 years	26,364,198	98.75	333,102
Stanley N. Pontius	3 years	26,305,170	98.53	392,130
Barry S. Porter	3 years	26,347,342	98.69	349,958

Directors whose terms continue beyond the Annual Meeting in 2003:

Class III expiring in 2004:

Donald M. Cisle Dan R. Dalton Corinne R. Finnerty Bruce E. Leep

Class I expiring in 2005:

Martin J. Bidwell Carl R. Fiora Stephen S. Marcum Steven C. Posey

2)	Amend Section 1.1 of the Amended and Restated Regulations to allow the annual meeting of shareholders to be held in the fourth month following the close of the Corporation’s fiscal year on such date, at such time, and at such place within or without the State of Ohio as the Board of Directors may determine.

26,301,302 shares, or 98.5% of the total shares outstanding, voted to adopt the amendment to the Amended and Restated Regulations. Of the total shares voted, 229,958 shares voted against the amendment of the regulations, 103,040 shares abstained, and no shares were broker non-votes.

No other matters were brought before the meeting for a vote.

Item 5.      Other information

Director Retirement

Perry D. Thatcher, a director of First Financial Bancorp. since 1997 did not stand for re-election to the Board pursuant to First Financial Bancorp.’s policy that directors are not eligible for re-election after attaining age 70.

Bancorp’s subsidiary, Community First Bank & Trust, Celina, Ohio, signed an agreement with Osgood State Bank, Osgood, Ohio, for the purchase of the deposits and facilities of the Community First Bank & Trust Chickasaw banking center. Community First Bank & Trust will retain the banking center’s loan portfolio, serving those customers from its neighboring banking centers in Mercer County. Subject to regulatory approval, the purchase is expected to be consummated in the third quarter of 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.2	Amended and Restated Regulations, as of April 22, 2003.

10.1	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003.

10.2	Amendment to Employment Agreement between Stanley N. Pontius and First Financial Bancorp. dated May 9, 2003.

10.3	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003.

10.4	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003.

10.5	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003.

10.6	Agreement between C. Thomas Murrell III and First Financial Bancorp. dated April 30, 2003.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 17, 2003, a Form 8-K was filed reporting the issuance of the first quarter 2003 Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.

(Registrant)

/s/ C. Douglas Lefferson	/s/ J. Franklin Hall

C. Douglas Lefferson	J. Franklin Hall
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 8/08/03	Date 8/08/03