Form 10-Q
period 2003-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2003-11-07
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]   No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common stock, No par value	44,008,702

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$159,185	$181,839
Interest-bearing deposits with other banks	4,336	4,474
Federal funds sold and securities purchased under agreements to resell	15,904	28,291
Investment securities held-to-maturity, at cost (market value - $18,984 at September 30, 2003 and $22,097 at December 31, 2002)	18,700	21,571
Investment securities available-for-sale, at market value	774,813	605,345
Loans
Commercial	681,045	690,656
Real estate-construction	68,472	89,674
Real estate-mortgage	1,472,607	1,368,207
Installment	563,941	556,975
Credit card	20,189	22,068
Lease financing	14,574	21,031

Total loans	2,820,828	2,748,611
Less
Unearned income	138	523
Allowance for loan losses	48,680	48,177

Net Loans	2,772,010	2,699,911
Premises and equipment	58,068	56,348
Goodwill	27,379	27,379
Other intangibles	8,183	9,147
Deferred income taxes receivable	8,633	4,107
Accrued interest and other assets	100,922	91,540

Total assets	$3,948,133	$3,729,952

Liabilities
Deposits
Noninterest-bearing	$402,571	$422,453
Interest-bearing deposits	2,571,069	2,499,981

Total deposits	2,973,640	2,922,434
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	75,166	55,766
Federal Home Loan Bank borrowings	135,500	0
Other	12,806	39,414

Total short-term borrowings	223,472	95,180
Long-term borrowings	324,863	290,051
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	30,000	10,000
Accrued interest and other liabilities	30,092	34,684

Total liabilities	3,582,067	3,352,349
Shareholders’ equity
Common stock - no par value Authorized - 160,000,000 shares Issued - 48,558,614 in 2003 and 48,558,614 in 2002	395,888	396,252
Retained earnings	48,078	39,005
Accumulated comprehensive income	2,714	8,189
Restricted stock awards	(3,849)	(4,022)
Treasury stock, at cost 4,508,912 shares in 2003 and 3,554,691 shares in 2002	(76,765)	(61,821)

Total shareholders’ equity	366,066	377,603

Total liabilities and shareholders’ equity	$3,948,133	$3,729,952

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest Income
Loans, including fees	$138,378	$158,304	$45,256	$51,459
Investment securities
Taxable	15,741	19,366	5,263	6,208
Tax-exempt	4,875	5,432	1,579	1,769

Total investment interest	20,616	24,798	6,842	7,977
Interest-bearing deposits with other banks	105	298	26	64
Federal funds sold and securities purchased under agreements to resell	135	331	24	36

Total interest income	159,234	183,731	52,148	59,536
Interest expense
Deposits	34,172	48,516	10,692	14,826
Short-term borrowings	1,353	1,347	443	539
Long-term borrowings	12,204	10,558	4,161	3,588
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	717	0	479	0

Total interest expense	48,446	60,421	15,775	18,953

Net interest income	110,788	123,310	36,373	40,583
Provision for loan losses	11,520	14,233	4,364	5,189

Net interest income after Provision for loan losses	99,268	109,077	32,009	35,394
Noninterest income
Service charges on deposit accounts	14,505	14,585	4,984	4,911
Trust revenues	10,852	11,646	3,623	3,792
Gains from sales of mortgage loans	4,490	3,176	1,978	837
Investment securities gains	20	9	28	0
Other	13,318	13,696	4,516	4,846

Total noninterest income	43,185	43,112	15,129	14,386
Noninterest expenses
Salaries and employee benefits	57,883	53,975	21,664	18,021
Net occupancy	5,793	5,834	1,899	1,901
Furniture and equipment	5,400	5,559	1,752	2,029
Data processing	4,693	6,187	1,690	2,306
Deposit insurance	397	472	147	185
State taxes	1,326	1,316	432	381
Amortization of intangibles	619	646	207	211
Other	23,204	24,158	7,948	9,234

Total noninterest expenses	99,315	98,147	35,739	34,268

Income before income taxes	43,138	54,042	11,399	15,512
Income tax expense	14,073	17,408	3,575	4,710

Net earnings	$29,065	$36,634	$7,824	$10,802

Net earnings per share-basic	$0.65	$0.79	$0.18	$0.24

Net earnings per share-diluted	$0.65	$0.79	$0.18	$0.24

Cash dividends declared per share	$0.45	$0.45	$0.15	$0.15

Average basic shares outstanding	44,498,086	46,104,115	44,122,446	45,686,803

Average diluted shares outstanding	44,573,629	46,232,351	44,160,906	45,812,452

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2003	2002

Operating Activities
Net earnings	$29,065	$36,634
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	11,520	14,233
Provision for depreciation and amortization	10,304	6,783
Net amortization of investment security premiums and accretion of discounts	5,611	650
Realized investment security gains	(20)	(9)
Originations of mortgage loans held for sale	(176,209)	(168,264)
Gains from sales of mortgage loans held for sale	(4,490)	(3,176)
Proceeds from sale of mortgage loans held for sale	178,633	169,701
Deferred income taxes	(1,243)	(2,692)
(Increase) decrease in interest receivable	(3,455)	3,748
Increase in cash surrender value of life insurance	(9,620)	(7,082)
Increase in prepaid expenses	(1,179)	(2,695)
(Decrease) increase in accrued expenses	(4,109)	2,755
Decrease in interest payable	(569)	(2,581)
Other	5,300	4,507

Net cash provided by operating activities	39,539	52,512
Investing activities
Proceeds from sales of securities available-for-sale	43,492	0
Proceeds from calls, paydowns, and maturities of investment securities available-for-sale	342,070	164,869
Purchases of investment securities available-for-sale	(569,588)	(152,692)
Proceeds from calls, paydowns, and maturities of investment securities held-to-maturity	4,255	3,457
Purchases of investment securities held-to-maturity	(1,175)	(4,266)
Net decrease in interest-bearing deposits with other banks	138	10,642
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	12,387	(856)
Net (increase) decrease in loans and leases	(90,805)	69,818
Recoveries from loans and leases previously charged off	2,807	2,602
Proceeds from disposal of other real estate owned	3,885	3,730
Purchases of premises and equipment	(6,257)	(2,266)

Net cash (used in) provided by investing activities	(258,791)	95,038
Financing activities
Net increase (decrease) in total deposits	51,206	(197,095)
Net increase in short-term borrowings	128,292	19,610
Net increase in long-term borrowings	34,812	10,847
Net increase in corporation-obligated mandatorily redeemable capital securities	20,000	10,000
Cash dividends declared	(19,992)	(20,708)
Purchase of common stock	(17,802)	(24,715)
Proceeds from exercise of stock options, net of shares purchased	82	768

Net cash provided by (used in) financing activities	196,598	(201,293)

Decrease in cash and cash equivalents	(22,654)	(53,743)
Cash and cash equivalents at beginning of period	181,839	211,130

Cash and cash equivalents at end of period	$159,185	$157,387

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2003	2002

Supplemental disclosures
Interest paid	$49,015	$63,003

Income taxes paid	$13,909	$15,017

Recognition of deferred tax assets (liabilities) attributable to FASB Statement No. 115	$3,283	$(4,854)

Acquisition of other real estate owned through foreclosure	$4,379	$3,592

Issuance of restricted stock award	$2,413	$3,190

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,

	2003	2002

Balances at January 1	$377,603	$384,543
Net Earnings	29,065	36,634
Other comprehensive income, net of taxes
Changes in unrealized gains on securities, available-for-sale	(5,475)	7,680

Comprehensive income	23,590	44,314
Cash dividends declared	(19,992)	(20,708)
Purchase of common stock	(17,802)	(24,715)
Exercise of stock options, net of shares purchased	82	768
Restricted stock awards	(1)	(221)
Amortization of restricted stock awards	2,586	1,402

Balance at September 30	$366,066	$385,383

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited, dollars in thousands)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First Financial Bank, N.A., Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Sand Ridge Bank, First Financial Bancorp Service Corp., First Financial (OH) Statutory Trust I and First Financial (OH) Statutory Trust II (both established to facilitate the issuance of trust preferred securities), and First Financial Capital Advisors, LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of September 30, 2003, Bancorp had issued standby letters of credit aggregating $33,580 compared to $33,167 issued as of December 31, 2002. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $498,429 at September 30, 2003 and $464,777 at December 31, 2002. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the nine and three months ended September 30, 2003 and 2002 are shown in the table below.

	Nine months ended		Three months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$29,065	$36,634	$7,824	$10,802
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(5,417)	7,687	(5,148)	3,721
Less: reclassification adjustment for gains included in net income	58	7	18	0

Other comprehensive income	(5,475)	7,680	(5,166)	3,721

Comprehensive income	$23,590	$44,314	$2,658	$14,523

NOTE 4: ACCOUNTING FOR DERIVATIVES

Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. Bancorp had interest rate swaps with a notional value of $12,175 at September 30, 2003 and $5,012 at December 31, 2002. The fair value of the swaps was an unrealized loss of $305 at September 30, 2003 and no unrealized gain or loss at September 30, 2002. This amount is included with other assets on the balance sheet. A corresponding fair value adjustment was also included on the balance sheet as a hedged item.

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

NOTE 5: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trusts hold solely junior subordinated debt securities of Bancorp (the “debentures”). Capital securities were issued in the third quarter of 2003 by a statutory business trust—First Financial (OH) Statutory Trust II and the third quarter of 2002 by another statutory business trust—First Financial (OH) Statutory Trust I. Bancorp owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing capital securities and investing the proceeds from the sale of such capital securities in debentures. The debentures held by the trusts are the sole assets of the trusts. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense of Bancorp. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by Bancorp on July 15, 2008 and mature on July 15, 2033. The amount outstanding, net of offering costs, as of September 30, 2003 is $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of September 30, 2003 is $10,000.

NOTE 6: STOCK OPTIONS

As of September 30, 2003, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net earnings, as reported	$29,065	$36,634	$7,824	$10,802
Add: Restricted stock expense included in net earnings, net of related tax effects	1,681	766	969	$282
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,966	1,136	1,057	409

Pro forma net earnings	$28,780	$36,264	$7,736	$10,675

Earnings per share
Basic—as reported	$0.65	$0.79	$0.18	$0.24

Basic—pro forma	$0.65	$0.79	$0.18	$0.23

Diluted—as reported	$0.65	$0.79	$0.18	$0.24

Diluted—pro forma	$0.65	$0.78	$0.18	$0.23

NOTE 7: ACCOUNTING PRONOUNCEMENTS

In January of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” and applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds such an interest that it acquired before February 1, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. Bancorp was required to adopt this pronouncement on July 1, 2003 and does not expect an impact from the adoption.

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

NOTE 8: SUBSEQUENT EVENT

In October 2003, Bancorp’s Board of Directors authorized its subsidiary Heritage Community Bank, Columbus, Indiana, to pursue a strategy to reduce their non-performing assets through a loan sale. A pool of approximately $17 million in substandard loans, primarily from the Heritage Community Bank affiliate, is expected to be sold in December 2003. The remainder of the loans in the pool are owned by the parent company, First Financial Bancorp. The additional provision for loan loss expense reflecting the discount associated with the sale of loans is expected to approximate the anticipated gain from the sale of the Sunman office referenced in Note 9: Other Matters.

NOTE 9: OTHER MATTERS

During the third quarter of 2003, Bancorp’s subsidiary, Heritage Community Bank, Columbus, Indiana, signed an agreement with FCN Bank, NA, Brookville, Indiana, for the assumption of the deposits and the purchase of loans and facilities of Heritage Community Bank’s Sunman banking office. Subject to regulatory approval, the purchase is expected to be consummated in the fourth quarter of 2003.

Also, during the third quarter of 2003, the previously announced sale of a Community First Bank & Trust branch located in Chickasaw, Ohio, to Osgood State Bank was completed. This branch had $13,700 in deposits and no loans sold.

Under a previously approved program to repurchase common shares for general corporate purposes, Bancorp repurchased 1,111,700 shares during the first nine months of 2003.

Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2003			2002

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollars in thousands, except per share data)
Net Earnings	$7,824	$10,610	$10,631	$11,601	$10,802
Net earnings per share-basic	0.18	0.24	0.24	0.26	0.24
Net earnings per share-diluted	0.18	0.24	0.24	0.26	0.24
Average consolidated balance sheet items:
Loans less unearned income	2,829,582	2,811,848	2,765,970	2,751,664	2,777,657
Investment securities	778,365	747,090	650,619	605,729	634,160
Other earning assets	15,845	13,619	40,751	44,556	15,518

Total earning assets	3,623,792	3,572,557	3,457,340	3,401,949	3,427,335
Total assets	3,894,426	3,841,251	3,730,744	3,670,699	3,678,706
Noninterest-bearing deposits	392,862	406,730	416,824	410,568	396,230
Interest-bearing deposits	2,592,383	2,536,477	2,487,612	2,487,086	2,498,098

Total deposits	2,985,245	2,943,207	2,904,436	2,897,654	2,894,328
Borrowings	486,825	481,731	410,100	356,646	367,367
Shareholders’ equity	372,957	371,219	374,236	376,515	386,211
Key Ratios
Average equity to average total assets	9.58%	9.66%	10.03%	10.26%	10.50%
Return on average total assets	0.80%	1.11%	1.16%	1.25%	1.16%
Return on average equity	8.32%	11.46%	11.52%	12.22%	11.10%
Net interest margin	3.98%	4.17%	4.37%	4.60%	4.70%
Net interest margin (fully tax equivalent)	4.08%	4.28%	4.48%	4.72%	4.82%

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

Net interest income for the first nine months of 2003 was $12,522 or 10.15% less than the same period in 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Bancorp’s balance sheet. Bancorp’s net interest margin decreased to 4.17% in the first nine months of 2003 from 4.74% in the first nine months of 2002. Bancorp also reviews net interest margin on a fully tax equivalent (non-GAAP) basis for peer comparison. Bancorp’s net interest margin on a fully tax equivalent basis decreased to 4.27% in the first nine months of 2003 compared with a 4.86% margin in the first nine months of 2002. This margin compression was due to continued downward repricing of assets without a point-for-point decrease in deposit liability rates. The continued repricing of adjustable and variable rate loans was the primary driver in loan interest in the first nine months of 2003 that was $19,926 or 12.59% lower than the comparable period a year ago. The margin compression was further compounded by ongoing payments in the loan portfolio that were reinvested in loan originations at lower yields due to the existing rate environment.

Investment income declined by $4,182 or 16.86% from the same period in 2002. As interest rates declined, cash flows from mortgage-related investment prepayments and called securities accelerated, causing a redeployment of funds at lower yields. In the first nine months of 2003, interest income declined by $24,497 from the same period in 2002. A decline in total interest expense of $11,975 or 19.82% in the first nine months of 2003 versus the first nine months of 2002 did not offset the decline in interest income. The trust preferred securities issued by Bancorp raised the overall level of interest expense, but provided long-term funding primarily for stock repurchase activity.

Net interest income for the third quarter of 2003 was $4,210 or 10.37% less than the third quarter of 2002. Net interest margin compression was also the major contributing factor to this decline. Bancorp’s net interest margin decreased to 3.98% in the third quarter of 2003 from 4.70% in the third quarter of 2002. On a linked quarter basis (third quarter of 2003 compared to second quarter of 2003), net interest income decreased $806 or 2.17%.

Average outstanding loan balances on a linked-quarter basis were 0.63% higher. The primary area of loan growth has been in the residential real estate category. On a linked-quarter basis, the average real estate-mortgage portfolio increased by $25,595. From year-end, the real estate-mortgage portfolio increased $104,400 or 7.63%. That growth, plus a slight increase in installment loans, offset decreases in commercial, real estate-construction, credit card and lease financing for total loan growth since December 2002 of $72,217 or 2.63% on ending balances.

The third quarter of 2003 marks the largest percentage increase in average deposits since the second quarter of 2001, despite the sale of the $13,700 Chickasaw office. While noninterest-bearing deposit balances decreased approximately $19,882 from year-end, interest-bearing deposit balances increased $71,088. Likewise, average noninterest-bearing deposit balances decreased approximately $13,868 from the linked quarter, while interest-bearing deposit balances increased $55,906 from the linked quarter. Approximately $29,300 of this shift in balances was due to an account-type change by a significant customer.

	Quarter Ended
	2003			2002

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollars in thousands)
Interest income	$52,148	$53,335	$53,751	$57,277	$59,536
Interest expense	15,775	16,156	16,515	17,830	18,953

Net interest income	36,373	37,179	37,236	39,447	40,583
Tax equivalent adjustment to interest income	900	918	938	984	1,017

Net interest income (fully tax equivalent)	$37,273	$38,097	$38,174	$40,431	$41,600

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for both the nine months and quarter ended September 30, 2003 in comparison to 2002. The decrease in rates affected interest income more significantly than interest expense due to the asset-sensitive position of Bancorp’s balance sheet. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs. The increase in volume on earning assets had a greater impact on net interest income than the increase in volume on interest-bearing liabilities for the quarter and the year partially offsetting the decline in net interest income caused by the decline in rates. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Nine Months			Three Months
	Ended	Change Due To:		Ended	Change Due To:
	Sep. 30, 2003			Sep. 30, 2003
	Over 2002	Rate	Volume	Over 2002	Rate	Volume

	(Dollars in thousands)			(Dollars in thousands)
Interest income	$(24,497)	$(28,494)	$3,997	$(7,388)	$(10,654)	$3,266
Interest expense	(11,975)	(13,601)	1,626	(3,178)	(4,513)	1,335

Net interest income	$(12,522)	$(14,893)	$2,371	$(4,210)	$(6,141)	$1,931

OPERATING RESULTS

Net operating income represents net earnings before net securities transactions. Net operating income for the first nine months of 2003 was $29,007 which was a decrease of $7,620 or 20.80% from the same period in 2002. A major contributing factor to the decrease in net operating income from a year ago was the $12,522 decrease in net interest income as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Noninterest expense which was $1,168 or 1.19% greater compared to the same period a year ago also contributed to the decline in net operating income. Provision for loan loss expense was $2,713 lower in the first nine months of 2003 compared to the same period in 2002. This positive variance in provision for loan loss expense partially offset the negative variances discussed previously.

Noninterest income, excluding securities transactions, for the first nine months of 2003 was $43,165, an increase of 0.14% from the same period in 2002. Service charge income decreased $80 or 0.55% from a year ago. Trust revenues for the first nine months of 2003 were $794 or 6.82% less than the comparable period last year. Gains on the sale of mortgage loans increased $1,314 or 41.37% over last year. The other category of noninterest income decreased $378 or 2.76% from a year ago. Included as a reduction in other income for the first nine months of 2003 were impairment charges of $1,700 against the mortgage-servicing asset in a valuation reserve. There were no such charges in the same period in 2002.

Total noninterest expense increased $1,168 or 1.19% in the first nine months of 2003 from the first nine months of 2002. The single largest category of increase was salaries and employee benefits expense which was up $3,908 or 7.24% due primarily to a $3,100 pre-tax charge attributable to the Separation Agreement and Release for Bancorp’s former chief executive officer, Stanley N. Pontius, and a $530 increase in pension expense. Increased healthcare costs and the addition of staff in support and risk management functions also contributed to the increase in salaries and employee benefits expense. Data-processing expenses were down $1,494 from 2002 due to reduced expenses to third-party service providers as well as the inclusion of Project Renaissance expenses in 2002. Other noninterest expenses were down $954 or 3.95% also due to the inclusion of Project Renaissance expenses in 2002.

Net operating income for the third quarter of 2003 decreased $2,996 or 27.74% over the same three-month period in 2002. The decrease for the quarter was the result of decreased net interest income, increased noninterest expense, partially offset by increased noninterest income and lower provision for loan loss expense.

Third quarter 2003 noninterest income, excluding securities transactions, was $15,101, an increase of 4.97% from the third quarter of 2002. Service charge income increased $73 or 1.49% from the same quarter a year ago. Trust revenues for the third quarter of 2003 were $169 or 4.46% less than the comparable period last year. Gains on the sale of mortgage loans increased $1,141 from a year ago. The other category of noninterest income decreased $330 or 6.81% from a year ago. A gain recorded from the sale of the Chickasaw office of Bancorp’s subsidiary, Community First Bank & Trust was basically offset by an impairment charge of $1,072 against the mortgage-servicing asset. This impairment charge was recorded in a valuation reserve which was included as a reduction in other income for the third quarter of 2003. There were no impairment charges in the third quarter of 2002.

Total noninterest expense increased $1,471 or 4.29% for the third quarter of 2003 from the third quarter of 2002. The single largest category of increase was salaries and employee benefits expense, up $3,643 or 20.22% due primarily to the $3,100 pre-tax charge attributable to the Separation Agreement and Release for Bancorp’s former chief executive officer, Stanley N. Pontius, discussed previously. In the third quarter of 2002, Project Renaissance expenses impacted the noninterest expense categories of furniture and equipment, data-processing, and other noninterest expense for a total of approximately $2,200. As a result of higher-than-normal 2002 expenses, 2003 furniture and equipment expense was down $277, data-processing expense was down $616 and other noninterest expense was down $1,286 from 2002.

INCOME TAXES

For the first nine months of 2003, income tax expense was $14,073 compared to $17,408 for the same period in 2002, or a decrease of $3,335. In 2003, $14,111 of the tax expense was related to operating income with a tax benefit of $38 related to securities transactions. In the first nine months of 2002, income tax expense related to operating income was $17,406, with a tax expense related to securities transactions of $2.

Income tax expense for the third quarter of 2003 was $3,575, a decrease of $1,135 when compared to $4,710 reported for the same period in 2002. Tax expense relating to operating income totaled $3,565 and $4,710 for the quarters ended September 30, 2003 and 2002, respectively, with a $10 tax expense related to securities transactions for the third quarter of 2003 and no tax expense for 2002.

NET EARNINGS

Net earnings for the first nine months of 2003 were $29,065 or $0.65 in diluted earnings per share compared to $36,634 or $0.79 in diluted earnings per share for the same period in 2002. Net securities gains through September 30, 2003 were $58 compared to $7 for the period ending September 30, 2002.

Net earnings for the third quarter of 2003 were $7,824 or $0.18 in diluted earnings per share versus $10,802 or $0.24 for the third quarter of 2002. Net securities gains for the third quarter of 2003 and 2002 were $18 and $0, respectively. The reasons for the decrease in net earnings were discussed under the “Operating Results” section.

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

The provision for loan losses totaled $11,520 for the nine months ended September 30, 2003 or $2,713 less than the $14,233 recorded for the same period in 2002. For the quarters ended September 30, 2003 and 2002, the provision for loan losses totaled $4,364 and $5,189, respectively. Net charge-offs of $11,017 for the first nine months of 2003 were $1,110 lower than the $12,127 for the same period in 2002. The percentage of net charge-offs to average loans for the year was 0.53% versus 0.58% in 2002. Bancorp continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.73% compared to 1.76% a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb estimated probable credit losses.

At September 30, 2003 and 2002, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $7,719 and $5,368, respectively, most of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $2,162 at September 30, 2003, and $1,206 at September 30, 2002. At September 30, 2003 and 2002, there were $488 and $1,498, respectively, of impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended September 30, 2003, and 2002, was approximately $5,120 and $3,218. For the nine months and quarter ended September 30, 2003, Bancorp recognized interest income on those impaired loans of $123 and $22 compared to $57 and $25 for the same period in 2002. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2003			2002

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollar in thousands)
Balance at beginning of period	$48,876	$48,305	$48,177	$48,890	$47,709
Provision for loan losses	4,364	3,942	3,214	1,941	5,189
Loans charged off	(5,460)	(4,199)	(4,165)	(5,144)	(4,962)
Recoveries	900	828	1,079	2,490	954

Net charge-offs	(4,560)	(3,371)	(3,086)	(2,654)	(4,008)

Balance at end of period	$48,680	$48,876	$48,305	$48,177	$48,890

Ratios:
Allowance to period end loans, net of unearned income	1.73%	1.73%	1.74%	1.75%	1.76%
Recoveries to charge-offs	16.48%	19.72%	25.91%	48.41%	19.23%
Allowance as a multiple of net charge-offs	10.68	14.50	15.65	18.15	12.20

NONPERFORMING/UNDERPERFORMING ASSETS

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $2,797 to $41,146 at the end of the third quarter 2003 from $38,349 at the end of the third quarter 2002. On a linked quarter basis, total underperforming assets decreased $108. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans decreased $305 from the third quarter of 2002, and increased $164 from the linked quarter. Restructured loans increased significantly to $6,532 from $691 a year ago. Restructured loans increased as Bancorp continues to strengthen its position on problem credits. Other real estate owned increased $1,435 from the third quarter of 2002 and $688 from the linked quarter. Bancorp’s level of nonperforming assets is reflective of the uncertain economy in the corporation’s primary markets in Ohio and Indiana. If the current economic conditions continue or decline, Bancorp could see a continued less-than-favorable impact on credit quality. Bancorp is actively addressing its credit quality issues.

Accruing loans past due 90 days or more for the third quarter of 2003 compared to the second quarter of 2003 decreased $304 and compared to the third quarter of 2002 decreased $4,174. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2003			2002

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollar in thousands)
Nonaccrual loans	$28,374	$28,210	$24,276	$21,456	$28,679
Restructured loans	6,532	7,188	6,291	5,375	691
Other real estate owned	3,054	2,366	2,636	2,792	1,619

Total nonperforming assets	37,960	37,764	33,203	29,623	30,989
Accruing loans past due 90 days or more	3,186	3,490	3,575	6,818	7,360

Total underperforming assets	$41,146	$41,254	$36,778	$36,441	$38,349

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.34%	1.33%	1.19%	1.08%	1.11%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.46%	1.46%	1.32%	1.32%	1.38%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down 0.83% from the prior year. Average deposits on a linked quarter basis increased 1.43%. Short-term borrowings increased $128,292 from year-end, while long-term borrowings increased $34,812, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2003, securities maturing in one year or less amounted to $51,028, representing 6.43% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2003, amounted to $698,412, representing 17.69% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 2003, Bancorp had classified $774,813 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $6,257 for the first nine months of 2003. In addition, remodeling is a planned and ongoing process given the 102 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 2003 were approximately $9,258 which primarily reflects commitments for two new branches. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Regulatory guidelines require a 4.00% Tier 1 capital ratio, an 8.00% total risk-based capital ratio, and a 4.00% leverage ratio. Tier 1 capital consists primarily of common shareholders’ equity, net of certain intangibles, and total risked-based capital is Tier 1 capital plus Tier 2 supplementary capital, which is primarily the allowance for loan losses subject to certain limits. The leverage ratio is a result of Tier 1 capital divided by average total assets less certain intangibles.

Bancorp’s Tier I ratio at September 30, 2003, was 12.92%, its total risked-based capital was 14.18% and its leverage ratio was 9.28%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2003			2002

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30

	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$366,066	$372,083	$373,090	$377,603	$385,383
Add: Trust preferred securities	30,000	10,000	10,000	10,000	10,000
Less: Nonqualifying intangible assets	32,026	32,236	31,910	32,290	31,437
Less: Unrealized net securities gains	5,748	10,914	9,441	11,223	13,028

Total tier I capital	$358,292	$338,933	$341,739	$344,090	$350,918

Total risk-based capital
Tier I capital	$358,292	$338,933	$341,739	$344,090	$350,918
Qualifying allowance for loan losses	34,830	34,078	33,923	34,249	34,219

Total risk-based capital	$393,122	$373,011	$375,662	$378,339	$385,137

Risk weighted assets	$2,772,571	$2,711,426	$2,699,431	$2,726,025	$2,722,820

Risk-based ratios:
Tier I	12.92%	12.50%	12.66%	12.62%	12.89%

Total risk-based capital	14.18%	13.76%	13.92%	13.88%	14.14%

Leverage	9.28%	8.90%	9.24%	9.46%	9.62%

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

Pension — Bancorp sponsors a non-contributory defined pension plan covering substantially all employees. In accordance with applicable accounting rules, Bancorp does not consolidate the assets and liabilities associated with the pension plan. At the end of 2002, Bancorp’s fair value of the plan assets was less than its benefit obligation. Therefore, Bancorp recognized an accrued benefit liability. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.

Goodwill — Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Bancorp has selected October 1 as its date for annual impairment testing.

ACCOUNTING AND REGULATORY MATTERS

The $14,574 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the first quarter of 2003 and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, amounts currently presented as direct financing leases will continue to be reported as such until their maturity in approximately 12 months. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is in the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the “disclosure controls and procedures”). Bancorp’s Interim Chief Executive Officer and Chief Financial Officer, together with other members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 5. Other information

On August 26, 2003, the directors of First Financial Bancorp. accepted the resignation of Richard L. Alderson who had served on First Financial Bancorp.’s board since 1997.

Martin J. Bidwell, a member of First Financial Bancorp.’s board of directors since 1999, resigned from the board on September 30, 2003.

During the third quarter of 2003, Bancorp’s subsidiary, Heritage Community Bank, Columbus, Indiana, signed an agreement with FCN Bank, NA, Brookville, Indiana, for the assumption of the deposits and the purchase of loans and facilities of Heritage Community Bank’s Sunman banking office. Subject to regulatory approval, the purchase is expected to be consummated in the fourth quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 21, 2003, a Form 8-K was filed reporting the issuance of the second quarter 2003 Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.

(Registrant)

/s/ C. Douglas Lefferson	/s/ J. Franklin Hall

C. Douglas Lefferson	J. Franklin Hall
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 11/07/03	Date 11/07/03