Form 10-K
period 2003-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2004-03-11
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (513) 867-5447

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

Yes  [X]      No  [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2003, was $668,745,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of February 23, 2004, there were issued and outstanding 43,968,061 shares of registrant’s Common Stock.

Documents Incorporated by Reference:

     Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement which will be dated March 24, 2004 for the annual meeting of shareholders to be held April 27, 2004 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

Part I

Item 1. Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (Bancorp), was formed in 1982. Bancorp is a bank and savings and loan holding company headquartered in Hamilton, Ohio.

Bancorp engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary institutions: First Financial Bank, National Association (First Financial), a national banking association, Community First Bank & Trust (Community First), The Clyde Savings Bank Company (Clyde), both Ohio banking corporations, Indiana Lawrence Bank (Indiana Lawrence), Citizens First State Bank (Citizens First), Heritage Community Bank (Heritage), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, and Fidelity Federal Savings Bank (Fidelity Federal), a federal savings bank. First Financial Bancorp Service Corp. (Service Corp) is Bancorp’s operations subsidiary which serves Bancorp’s subsidiaries in regard to items processing, deposit services, loans operations, and similar processing functions. First Financial Capital Advisors LLC (FFCA) is Bancorp’s registered investment advisory company created to serve as investment advisor to The Legacy Funds Group, Bancorp’s proprietary mutual funds introduced in May of 2002, and assists Bancorp’s subsidiaries with the investment management of trust assets. Two other subsidiaries of Bancorp are First Financial (OH) Statutory Trust I (Statutory Trust I) and First Financial (OH) Statutory Trust II (Statutory Trust II) which were established to facilitate raising Tier I capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust — commonly referred to as Trust Preferred Securities. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 29 of Bancorp’s Annual Report to Shareholders, which is incorporated by reference in response to this item.

The range of banking services provided by Bancorp’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. In addition, Bancorp’s financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp’s subsidiaries, excluding the savings bank, the service corporation, and the statutory trust companies. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

     Bancorp makes a variety of loans to individuals and businesses. Loan interest and fees make up the majority of Bancorp’s income, approximately 66% in 2003. The principal types of lending that Bancorp engages in are real estate, commercial and consumer. Real estate loans are loans secured by a mortgage lien on the real property of the borrower and includes both residential property (one to four family residential housing units) and commercial property (owner-occupied and investor income producing real estate, such as apartments, shopping centers, office buildings). The majority of residential real estate loans made by Bancorp’s subsidiary banks conform to secondary market loan standards. The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and the borrower’s overall credit performance. The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These standards help in the management of the credit risk elements.

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

Commercial loans are made to all types of businesses, from the local retail outlet for its seasonal sales needs to the manufacturing company for new equipment financing. Bancorp’s subsidiaries work with rapidly growing businesses to meet both their working capital needs while at the same time providing long-term financing for their acquisition and expansion plans. Many of our community banks work closely with agricultural customers to provide financing for new farm implements, livestock, and crop production. Credit risk is managed by a standard loan policy, established authorized credit limits, and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

Installment loans primarily include loans made to individuals. Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans to individuals. Risk elements in the installment loan portfolio are focused on the ability of the borrower to repay. Some security is provided through liens on automobile titles and second mortgage liens, where applicable. Installment loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers. Both factors help provide diversification of the portfolio. Economic conditions that affect consumers in Bancorp’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that can adversely impact installment loan credit quality. These loans are generally underwritten to affiliate standards, which focus on the borrower’s cash flow and credit history.

Bancorp and its subsidiaries operate in one business segment—the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

At December 31, 2003, Bancorp and its subsidiaries employed 1,795 employees.

Bancorp’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and the telephone number is (513) 867-5447. Bancorp makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission, through its website, www.ffbc-oh.com under the “Investor Information” link, click on “SEC Filings”.

Subsidiaries
The following table lists each of Bancorp’s subsidiaries, their acquisition dates, the number of offices that each subsidiary has, their total deposits, and the number of ATMs owned by each subsidiary:

		Deposits
	Acquisition	12/31/03	Number of	Number of
Subsidiary/Location	Date	($ in 000)	Offices	ATMs
First Financial/Hamilton, Ohio	04/26/83	$1,246,988	37	42
Community First/Celina/Van Wert, Ohio	04/29/83	509,017	22	15
Indiana Lawrence/North Manchester, Indiana	09/01/89	117,176	9	4
Fidelity Federal/Marion, Indiana	09/21/90	82,180	3	2
Citizens First/Hartford City, Indiana	10/01/90	85,677	5	5
Clyde/Clyde, Ohio	06/01/94	69,772	3	4
Heritage/Columbus, Indiana	01/04/93	207,803	14	13
Sand Ridge/Highland, Indiana	06/01/99	685,478	15	27
Service Corp/Middletown, Ohio	06/01/99	N/A	1	0
FFCA/Hamilton, Ohio	05/13/02	N/A	1	0
Statutory Trust I/Hamilton, Ohio	09/25/02	N/A	1	0
Statutory Trust II/Hamilton, Ohio	07/15/03	N/A	1	0

Historically, Bancorp has operated under a community banking philosophy. In the past, this philosophy was implemented by small, multiple banking subsidiaries. In January of 2001, Bancorp began a process of regionalization and market expansion, known as “Project Renaissance,” the purpose of which was to reduce the number of banking subsidiaries to four and to convert each banking subsidiary to a common data processing system. Bancorp initiated this plan to gain efficiencies through consolidation, to provide a structure with a smaller number of subsidiaries that could more easily be managed, and to better position the company for growth, for instance by reducing operational burdens on certain employees and enabling them to focus more on customer sales and service. To date, all data processing conversions have been completed and three of the four regional financial institutions have been formed.

In November 2001, Bancorp completed the first consolidation of “Project Renaissance” by merging four of its wholly owned subsidiaries, Union Bank & Trust Company, Peoples Bank and Trust Company, Farmers State Bank, and Vevay Deposit Bank, to form Heritage.

On December 31, 2001, Community First purchased certain assets and assumed certain liabilities of a division of Blue River Bancshares operating under the name First Community Bank of Fort Wayne, Indiana. This acquisition allowed Community First to expand into the Fort Wayne market.

In July 2002, Bancorp formed its second regional financial institution by merging two of its wholly owned subsidiaries, First National Bank of Southwestern Ohio and Hebron Deposit Bank, to form First Financial.

Bancorp merged three of its wholly owned subsidiaries, Bright National Bank, National Bank of Hastings, and Sand Ridge, in November 2002. Sand Ridge is the surviving subsidiary and became the third regional financial institution to be formed under “Project Renaissance.”

In 2004, Bancorp will begin the process of forming its fourth and final regional financial institution, subject to regulatory approval. This final stage of regionalization is expected to involve the consolidation of Citizens First, Clyde, Fidelity Federal and Indiana Lawrence into Community First.

Bancorp still believes in the philosophy of community banking. Upon completion of “Project Renaissance,” Bancorp will be an alliance of regionally based community banks — each with its own identity, unique history, and separate responses to local market needs. This consolidation process will afford Bancorp’s subsidiaries the opportunity to offer more products, such as cash management services, expanded trust services, private banking, and annuity products. Bancorp’s goal in this process is to achieve efficiencies of size and standardization, while maintaining each subsidiary’s customer relationships.

Market and Competitive Information

Bancorp, through its regionalization plan “Project Renaissance,” has focused its subsidiary group around four broad geographic regions. One region, covered by Heritage, serves Southeastern Indiana. A second region, covered by First Financial, consists of a Southwestern Ohio and Northern Kentucky market. The third region, covered by Sand Ridge, serves Northwestern Indiana and Southern Michigan. The fourth group of subsidiaries, consisting of Citizens First, Clyde, Fidelity Federal, Indiana Lawrence and Community First, focuses on Northwestern Ohio and Central to Northeastern Indiana. The market areas include many different types of activities, such as manufacturing, agriculture, education, healthcare, and service based economies. Within these regions, growth is projected to continue in key demographic groups and in levels of population. Core demographic measures Bancorp evaluates include income levels, median household income, and population growth within key segments. The Midwest markets that Bancorp serves have experienced a slowing and more uncertain economy from 2001 through 2003 as indicated by such items as increased unemployment rates and personal bankruptcy growth rates in Ohio and Indiana. These economic factors continue to have a negative impact on Bancorp’s business.

Bancorp, as a mid-sized regional bank holding company, believes it is well positioned to compete in these markets. Smaller than super-regional and multi-national bank holding companies, Bancorp believes it can meet the needs of its markets through a local decision making network of local management and affiliate boards of directors. Bancorp believes it is better positioned to compete for business than some smaller banks that may have size or geographic limitations. Bancorp’s strategy is to differentiate itself by providing superior customer service and delivering innovative products in its markets. Bancorp’s targeted customers include individuals and small to medium sized businesses within the geographic region of the subsidiary branch network. Through Bancorp’s subsidiaries’ delivery system of branches, automated teller machines (ATM’s), internet banking, and telephone based transactions, we meet the needs of our customers in an ever-changing marketplace.

Bancorp faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are directly competitive with those offered by Bancorp’s subsidiaries. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Bancorp’s subsidiaries. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from entities other than financial institutions will continue to grow.

Regulation

First Financial, as a national banking association, is subject to supervision and regular examination by the Comptroller of the Currency. Community First and Clyde, as Ohio state chartered banks, are subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Financial, Community First, Clyde, Heritage, and Sand Ridge are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First, Heritage, and Sand Ridge are also subject to regular examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Indiana Lawrence, Citizens First, Heritage, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal, as a federal savings bank, is subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

As a bank and savings and loan holding company, Bancorp is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act). The Act requires bank holding companies to register under the Act and to be subject to supervision and examination by the Federal Reserve Board. Bancorp is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act. The Act requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, bank holding companies may acquire thrift institutions subject to approval by the Federal Reserve Board and the Office of Thrift Supervision and ongoing regulation and examination by the Office of Thrift Supervision. As a bank and savings and loan holding company located in the State of Ohio, Bancorp is not permitted to acquire a bank located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana, Michigan, and Kentucky. The Act further provides that the Federal Reserve Board shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act and the regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves, including restrictions on interbank borrowing and upon dealings in the securities or obligations of the holding company or other affiliates.

The Act was amended by the Gramm-Leach-Bliley Act of 1999 (GLBA), which was enacted on November 12, 1999. The GLBA also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the GLBA, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The GLBA allows financial holding companies to engage in certain activities that are “financial in nature” and that are not permitted for bank holding companies. Bancorp initially elected to become a financial holding company in March 2000 and then withdrew its election in July 2002. Bancorp’s decision to remain a bank and savings and loan holding company was due to the more stringent regulatory requirements imposed upon financial holding companies and to the fact that Bancorp’s strategic plans did not include utilizing the expanded activities available to financial holding companies.

The earnings of banks, and therefore the earnings of Bancorp (and its subsidiaries), are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

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

Compliance Matter

On July 2, 2002, Community First, which represents 17.22% of Bancorp’s December 31, 2003, total assets, entered into an agreement with the Federal Reserve Board regarding the steps necessary to bring the bank into compliance with the Bank Secrecy Act. Community First has fully satisfied the provisions of the agreement, and, as a result, the agreement was terminated by the Federal Reserve Board effective January 29, 2004.

Item 2. Properties.

The registrant and its subsidiaries operate from 108 banking offices and one service center. The service center and 56 banking offices are located in Ohio, including Bancorp’s executive office in Hamilton, Ohio. Additionally, 47 offices are located in Indiana, three in Kentucky, and two in Michigan.

Item 3. Legal Proceedings.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2003.

Additional Item - Executive Officers.

Shown in the table below are the Executive Officers of Bancorp as of December 31, 2003. The Executive Officers will serve until the first meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 27, 2004, or until their successors are elected and duly qualified. All Executive Officers are chosen by the Board of Directors by a majority vote.

Name	Age	Position
James C. Hall	42	Executive Vice President

Rex A. Hockemeyer	50	Senior Vice President, Information Technology

Mark W. Immelt	58	Senior Vice President

C. Douglas Lefferson	39	Senior Vice President and Chief Financial Officer

C. Thomas Murrell, III	60	Senior Vice President and Chief Lending Officer

J. Franklin Hall	35	Vice President and Controller

Robert C. Oberg	43	Senior Vice President and Chief Risk Officer

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

Rex A. Hockemeyer became senior vice president, Information Technology of Bancorp on July 5, 2002. He also serves as president and chief executive officer of the Service Corp, Bancorp’s operations subsidiary. He joined the Service Corp as senior vice president, information technology when this subsidiary was formed in 1999. He had also served Bancorp as first vice president and director of information technology prior to joining the operations subsidiary in 1999. He joined First National Bank of Southwestern Ohio (First Southwestern) (now known as First Financial) in 1994 as vice president in the information technology area.

Mark W. Immelt became senior vice president of Bancorp on July 1, 1997. Mr. Immelt joined First Southwestern in December 1996, as senior vice president and senior trust officer. In December 1999, he was promoted to president and chief executive officer of First Financial. Before joining First Financial, he spent 28 years managing personal trust, corporate trust, employee benefit programs and private banking programs in the Northern Indiana and Northeastern Ohio area.

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

Robert C. Oberg joined Bancorp on June 17, 2002, as senior vice president and chief risk officer. Mr. Oberg began his banking career in 1984 as a bank examiner for the Comptroller of the Currency and prior to joining Bancorp was vice president of risk management for SouthTrust Bank in Birmingham, Alabama.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

Bancorp had 4,426 common stock shareholders of record as of February 17, 2004. Bancorp’s common stock is listed on The Nasdaq Stock Market®. The information contained on page 45 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference in response to this item.

In connection with the payment of cash dividends, under the terms of a short-term revolving line of credit agreement, Bancorp may not declare or pay cash dividends in any fiscal year that exceed 70% of Bancorp’s consolidated net income for the immediately preceding fiscal year.

Item 6. Selected Financial Data.

The information contained in Table 1 on page 10 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Management’s Discussion and Analysis section, (pages 9 through 45) of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference in response to this item.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, certain statements in future filings by Bancorp with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Bancorp which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; statements of plans and objectives of Bancorp or its management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the strength of the local economies in which operations are conducted; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; acts of terrorism and any governmental response to such acts; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices that may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and the success of Bancorp at managing the risks involved in the foregoing.

Such forward-looking statements are meaningful only on the date when such statements are made, and Bancorp undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information contained on pages 19 and 20 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and report of independent auditors included on pages 23 through 44 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference.

The Annual Financial and Common Stock Data on page 45 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information appearing under “Election of Directors” on pages 3 and 4, “Meetings of the Board of Directors and Committees of the Board” on pages 4 through 6, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of Bancorp’s Proxy Statement, which will be dated March 24, 2004 with respect to the Annual Meeting of Shareholders to be held on April 27, 2004, which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Bancorp’s 2004 Proxy Statement), is incorporated herein by reference in response to this item.

Reference is also made to “Additional Item - Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.

Bancorp has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to Bancorp’s directors, officers and employees, including its chief executive officer. The Code is attached as Exhibit 14 to this Annual Report on Form 10-K and is available through Bancorp’s website, www.ffbc-oh.com under the “Investor Information” link, click on “Corporate Governance”.

Item 11. Executive Compensation.

The information appearing under “Meetings of the Board of Directors and Committees of the Board” on pages 4 through 6, “Executive Compensation” on pages 8 through 15, and “Compensation Committee Report” on pages 15 through 17 of Bancorp’s 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 and 3 of Bancorp’s 2004 Proxy Statement is incorporated herein by reference in response to this item.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	and rights warrants	reflected in column (a))
	(a)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	1,570,700	$17.45	5,728,512
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The securities included in this column are available for issuance under Bancorp’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of Bancorp affecting Bancorp’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in column (c) 421,566 are available for future issuance under the Director Plan and 5,306,946 are available under the Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information appearing in Note 20 of the Notes to Consolidated Financial Statements included on page 41 of Bancorp’s Annual Report to Shareholders is incorporated herein by reference in response to this item. Reference is also made to information appearing under “Transactions with Related Parties” on pages 18 and 19 of Bancorp’s 2004 Proxy Statement in response to this item.

Item 14. Principal Accounting Fees and Services.

Information appearing under “Independent Auditors, Fees, and Engagement” on page 7 of Bancorp’s 2004 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as a part of the Report:

		Page*
(1)	Report of Ernst & Young LLP, Independent Auditors	44
	Consolidated Balance Sheets as of December 31, 2003 and 2002	23
	Consolidated Statements of Earnings for year ended December 31, 2003, 2002, and 2001	24
	Consolidated Statements of Cash Flows for year ended December 31, 2003, 2002, and 2001	25
	Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2003, 2002, and 2001	26
	Notes to Consolidated Financial Statements	27
(2)	Financial Statement Schedules:
	Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 which are incorporated herein by reference.

(3) Exhibits:

Exhibit
Number
3.1	Articles of Incorporation, as amended as of April 27, 1999 and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended of April 22, 2003 and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993 and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003 and incorporated herein by reference to Exhibit 4.1 to Bancorp’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of Bancorp are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, Bancorp agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003 and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001 and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003 and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

Exhibit
Number
10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003 and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003 and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.10	First Financial Bancorp. 1999 Stock Option Plan for Officers and Employees, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.11	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.12	First Financial Bancorp. Director Fee Stock Plan amended effective as of February 27, 2001 and incorporated herein by reference to Exhibit 10.10 to the Form10-K for the year ended December 31, 2000. File No. 000-12379.

10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

Exhibit
Number
10.16	Separation Agreement and Release between First Financial Bancorp. and Stanley N. Pontius dated October 15, 2003 and incorporated herein by reference to Exhibit 99.2 to Bancorp’s Form 8-K filed on October 16, 2003. File No. 000-12379.

13	Registrant’s annual report to shareholders for the year ended December 31, 2003.

14	First Financial Bancorp. Code of Business Conduct and Ethics.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.

(b)	Reports on Form 8-K:

On October 16, 2003, a Form 8-K was filed announcing that the registrant and Stanley N. Pontius, the registrant’s former president and chief executive officer, had entered into a Separation Agreement and Release dated October 15, 2003.

On October 20, 2003, a Form 8-K was filed reporting the issuance of the earnings press release for the third quarter of 2003, which included the results of operations and financial condition for that period.

On November 17, 2003, a Form 8-K dated September 2, 2003, was filed regarding the notice to directors and Section16 Executive Officers that regarding the temporary suspension of trading related to a blackout period under the registrant’s employee benefit plan had begun.

On December 5, 2003, a Form 8-K was filed reporting the second amendment to the Registrant’s Rights Agreement dated as of November 23, 1993 extending the term of the rights set forth in the Agreement for an additional five years, so that the rights shall now expire at the close of business on December 6, 2008.

On December 30, 2003, a Form 8-K was filed reporting the issuance of a Press Release that provided an update on completed initiatives, fourth quarter earnings, and the search for a new president and chief executive officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Bruce E. Leep
Bruce E. Leep, Director
Interim President and Chief Executive Officer

Date 2/24/04

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Leep	/s/ C. Douglas Lefferson

Bruce E. Leep, Director Interim President and Chief Executive Officer	C. Douglas Lefferson, Senior Vice President and Chief Financial Officer

Date 2/24/04	Date 2/24/04

/s/ J. Franklin Hall	/s/ Steven Posey

J. Franklin Hall, Vice President and Controller	Steven Posey
(Principal Accounting Officer)

Date 2/24/04	Date 2/24/04

/s/ Barry J. Porter	/s/ Carl R. Fiora

Barry J. Porter	Carl R. Fiora

Date 2/24/04	Date 2/24/04

/s/ Donald M. Cisle	/s/ Corinne R. Finnerty

Donald M. Cisle	Corinne R. Finnerty

Date 2/24/04	Date 2/24/04

SIGNATURES (CONT’D)

/s/ Murph Knapke
Murph Knapke

Date 2/24/04

/s/ Steven S. Marcum Steven S. Marcum

Date 2/24/04

/s/ James C. Garland James C. Garland

Date 2/24/04