Form 10-Q
period 2004-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2004-05-10
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 High Street, Hamilton, Ohio	45011

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 867-5447

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X    No __

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common stock, No par value	43,884,704

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2004	2003
Assets	(Unaudited)
Cash and due from banks	$138,950	$183,612
Interest-bearing deposits with other banks	8,195	5,014
Federal funds sold and securities purchased under agreements to resell	1,987	607
Investment securities held-to-maturity, at cost (market value — $13,044 at March 31, 2004 and $18,596 at December 31, 2003)	12,482	18,399
Investment securities available-for-sale, at market value	771,765	794,762
Loans
Commercial	677,918	666,315
Real estate-construction	77,388	73,260
Real estate-mortgage	1,494,663	1,466,153
Installment	553,679	560,061
Credit card	20,159	21,680
Lease financing	10,353	12,241

Total loans	2,834,160	2,799,710
Less
Unearned income	48	86
Allowance for loan losses	47,672	47,771

Net loans	2,786,440	2,751,853
Premises and equipment	59,816	59,050
Goodwill	28,344	27,379
Other intangibles	7,943	7,530
Deferred income taxes receivable	4,909	6,227
Accrued interest and other assets	97,794	101,629

Total assets	$3,918,625	$3,956,062

Liabilities
Deposits
Noninterest-bearing	$403,522	$414,785
Interest-bearing deposits	2,528,828	2,530,880

Total deposits	2,932,350	2,945,665
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	63,217	106,692
Federal Home Loan Bank borrowings	130,000	150,000
Other	1,974	2,217

Total short-term borrowings	195,191	258,909
Long-term borrowings	354,615	322,979
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,930	0
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	0	30,000
Accrued interest and other liabilities	34,724	32,026

Total liabilities	3,547,810	3,589,579
Shareholders’ equity
Common stock — no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 in 2004 and 48,558,614 in 2003	395,595	395,752
Retained earnings	53,680	50,325
Accumulated comprehensive income	4,648	2,344
Restricted stock awards	(4,403)	(3,397)
Treasury stock, at cost, 4,634,475 shares in 2004 and 4,619,596 shares in 2003	(78,705)	(78,541)

Total shareholders’ equity	370,815	366,483

Total liabilities and shareholders’ equity	$3,918,625	$3,956,062

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$42,522	$46,704
Investment securities
Taxable	6,813	5,258
Tax-exempt	1,449	1,664

Total investment interest	8,262	6,922
Interest-bearing deposits with other banks	28	51
Federal funds sold and securities purchased under agreements to resell	11	74

Total interest income	50,823	53,751
Interest expense
Deposits	9,662	12,084
Short-term borrowings	499	380
Long-term borrowings	4,163	3,931
Subordinated debentures and capital securities	342	120

Total interest expense	14,666	16,515

Net interest income	36,157	37,236
Provision for loan losses	2,600	3,214

Net interest income after Provision for loan losses	33,557	34,022
Noninterest income
Service charges on deposit accounts	4,613	4,598
Trust revenues	3,892	3,707
Gains from sales of mortgage loans	288	1,131
Investment securities gains	(2)	28
Other	5,650	4,386

Total noninterest income	14,441	13,850
Noninterest expenses
Salaries and employee benefits	18,519	18,191
Net occupancy	2,205	2,078
Furniture and equipment	1,804	1,801
Data processing	1,863	1,487
Deposit insurance	171	100
State taxes	344	460
Amortization of intangibles	216	201
Other	8,122	7,441

Total noninterest expenses	33,244	31,759

Income before income taxes	14,754	16,113
Income tax expense	4,806	5,482

Net earnings	$9,948	$10,631

Net earnings per share-basic	$0.23	$0.24

Net earnings per share-diluted	$0.23	$0.24

Cash dividends declared per share	$0.15	$0.15

Average basic shares outstanding	43,924,139	44,893,511

Average diluted shares outstanding	43,967,599	45,048,972

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2004	2003
Operating Activities
Net earnings	$9,948	$10,631
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	2,600	3,214
Provision for depreciation and amortization	2,248	2,562
Net amortization of investment security premiums and accretion of discounts	606	968
Realized investment security gains	2	(28)
Originations of mortgage loans held for sale	(27,244)	(42,151)
Gains from sales of mortgage loans held for sale	(288)	(1,131)
Proceeds from sale of mortgage loans held for sale	27,350	42,848
Deferred income taxes	(34)	(1,219)
Decrease in interest receivable	1,327	1,106
Increase in cash surrender value of life insurance	(485)	(710)
Increase in prepaid expenses	(926)	(1,171)
Increase in accrued expenses	5,011	3,461
Decrease in interest payable	(10)	(72)
Other	807	958

Net cash provided by operating activities	20,912	19,266
Investing activities
Proceeds from sales of securities available-for-sale	0	287
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	66,227	108,250
Purchases of investment securities available-for-sale	(40,216)	(180,691)
Proceeds from calls, paydowns and maturities of investment securities held-to-maturity	10,574	1,198
Purchases of investment securities held-to-maturity	(4,623)	(174)
Net increase in interest-bearing deposits with other banks	(3,181)	(2,451)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(1,380)	11,875
Net increase in loans and leases	(39,907)	(39,457)
Recoveries from loans and leases previously charged off	1,583	1,079
Proceeds from disposal of other real estate owned	1,274	1,254
Purchases of premises and equipment	(2,077)	(1,555)

Net cash (used in) provided by investing activities	(11,726)	(100,385)
Financing activities
Net (decrease) increase in total deposits	(13,315)	26,400
Net (decrease) increase in short-term borrowings	(63,718)	38,102
Net increase in long-term borrowings	31,636	28,002
Cash dividends declared	(6,593)	(6,722)
Purchase of common stock	(1,859)	(7,239)
Proceeds from exercise of stock options, net of shares purchased	1	54

Net cash (used in) provided by financing activities	(53,848)	78,597

Decrease in cash and cash equivalents	(44,662)	(2,522)
Cash and cash equivalents at beginning of period	183,612	181,839

Cash and cash equivalents at end of period	$138,950	$179,317

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2004	2003
Supplemental disclosures
Interest paid	$14,675	$16,659

Income taxes paid	$—	$—

Recognition of deferred tax (liabilities) assets attributable to FASB Statement No. 115	$(1,355)	$1,084

Acquisition of other real estate owned through foreclosure	$1,137	$1,138

Issuance of restricted stock awards	$1,537	$2,434

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2004	2003
Balances at January 1	$366,483	$377,603
Net earnings	9,948	10,631
Other comprehensive income, net of taxes
Changes in unrealized gains on securities,
Available for sale	2,304	(1,782)

Comprehensive income	12,252	8,849
Cash dividends declared	(6,593)	(6,722)
Purchase of common stock	(1,859)	(7,239)
Exercise of stock options, net of shares purchased	1	54
Restricted stock awards	0	(9)
Amortization of restricted stock awards	531	554

Balance at March 31	$370,815	$373,090

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on earnings.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of March 31, 2004, Bancorp had issued standby letters of credit aggregating $41,716 compared to $42,229 issued as of December 31, 2003. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $475,744 at March 31, 2004 and $480,632 at December 31, 2003. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME
Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity”. Disclosure of the reclassification adjustments for the three months ended March 31, 2004 and 2003 are shown in the table below.

	Three months ended
	March 31,
	2004	2003
Net Income	$9,948	$10,631
Other comprehensive income, net of tax:
Unrealized holding gains arising during period	2,303	(1,764)
Less: reclassification adjustment for gains included in net income	(1)	18

Other comprehensive income	2,304	(1,782)

Comprehensive income	$12,252	$8,849

NOTE 4: ACCOUNTING FOR DERIVATIVES
Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The swap agreements involve receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. At March 31, 2004 and 2003, Bancorp had interest rate swaps with a notional value of $12,122 and $7,845, respectively. The fair value of the swaps was an unrealized loss of $415 and $295 at March 31, 2004 and 2003, respectively. This amount is included with other assets on the balance sheet. A corresponding fair value adjustment was also included on the balance sheet as a hedged item.

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

NOTE 5: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely the junior subordinated debt securities of Bancorp (the “debentures”). Capital securities were issued in third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. Bancorp owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The interest rate is variable and is subject to change every three months. The base index is three month LIBOR (London Inter-Bank Offered Rate). On March 31, 2004, the rates on Trust I and Trust II were 4.51% and 4.21%, respectively. Bancorp has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures issued in 2003 are first redeemable, in whole or in part, by Bancorp on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of March 31, 2004 was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of March 31, 2004 was $10,000.

During the first quarter of 2004, Bancorp deconsolidated the accounts of these trust preferred entities in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities”. The deconsolidation of the net assets increased Bancorp’s consolidated debt obligation by $930, the difference representing Bancorp’s common ownership in the trusts. The deconsolidation has no impact on Bancorp’s liquidity position because it continues to be obligated to repay the debentures held by the trust preferred entities and guarantees repayment of the capital securities issued by the trusts.

The debentures currently qualify as Tier I capital under Federal Reserve Board guidelines. The Federal Reserve Board is currently evaluating whether the capital securities will continue to qualify as Tier I capital due to the deconsolidation of the related trust preferred entities. If the Federal Reserve Board does not qualify the capital securities as Tier I capital, the effect of the change would be minimal to Bancorp’s regulatory capital ratios. Therefore, Bancorp would continue to have capital ratios that are well above the minimum regulatory requirements.

NOTE 6: STOCK OPTIONS

As of March 31, 2004, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands,
	except per share data)
Net earnings, as reported	$9,948	$10,631
Add: Restricted stock expense, net of taxes, included in net income	345	355
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	413	457

Pro forma net earnings	$9,880	$10,529

Earnings per share
Basic—as reported	$0.23	$0.24

Basic—pro forma	$0.22	$0.23

Diluted—as reported	$0.23	$0.24

Diluted—pro forma	$0.22	$0.23

NOTE 7: EMPLOYEE BENEFIT PLANS

FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The provisions of this Statement are effective for interim periods beginning after December 15, 2003. The components for earlier interim periods presented for comparative purposes have been restated for the components of net benefit cost.

Bancorp sponsors a non-contributory defined benefit pension plan covering substantially all employees. Bancorp expects to contribute $5,691 to its pension plan in 2004. The following table sets forth information concerning amounts recognized in Bancorp’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Three months ended
	March 31,
	2004	2003
Service cost	$869	$735
Interest cost	701	646
Expected return on plan assets	(618)	(514)
Amortization of transition asset	(20)	(20)
Amortization of unrecognized prior service cost	36	63
Amortization of actuarial loss	203	132

Net periodic benefit cost	$1,171	$1,042

Some of Bancorp’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Three months ended
	March 31,
	2004	2003
Service cost	$869	$735
Amortization of unrecognized prior service cost	36	63
Amortization of actuarial loss	203	132

Net periodic postretirement benefit cost	$1,108	$930

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) of 2003 was enacted. Bancorp elected the deferral provided by Financial Staff Position No. FAS 106-1. Any measures of the net periodic postretirement benefit cost in the financial statements or the accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued, could require Bancorp to change previously reported information. However, Bancorp anticipates the effect of this Act to be immaterial.

NOTE 8: OTHER MATTERS

Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

On April 30, 2004, Bancorp’s subsidiary, Indiana Lawrence Bank, North Manchester, Indiana, signed an agreement with Community State Bank, Royal Center, Indiana, for the assumption of approximately $4,500 in deposits, the purchase of approximately $8,000 in loans, and the purchase of the facilities of the Kewanna, Indiana, office. The impact of this sale is expected to be immaterial. Subject to regulatory approval, the sale is expected to be consummated on or before June 30, 2004.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2004	2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollars in thousands, except per share data)
Net earnings	$9,948	$8,841	$7,824	$10,610	$10,631
Net earnings per share-basic	0.23	0.20	0.18	0.24	0.24
Net earnings per share-diluted	0.23	0.20	0.18	0.24	0.24
Average consolidated balance sheet items:
Loans less unearned income	2,819,711	2,805,667	2,829,582	2,811,848	2,765,970
Investment securities	799,823	798,727	778,365	747,090	650,619
Other earning assets	12,279	13,559	15,845	13,619	40,751

Total earning assets	3,631,813	3,617,953	3,623,792	3,572,557	3,457,340
Total assets	3,894,900	3,886,012	3,894,426	3,841,251	3,730,744
Noninterest-bearing deposits	395,894	399,611	392,862	406,730	416,824
Interest-bearing deposits	2,530,912	2,553,934	2,592,383	2,536,477	2,487,612

Total deposits	2,926,806	2,953,545	2,985,245	2,943,207	2,904,436
Borrowings	542,380	516,952	486,825	481,731	410,100
Shareholders’ equity	367,628	364,653	366,978	371,219	374,236
Key Ratios
Average equity to average total assets	9.44%	9.38%	9.42%	9.66%	10.03%
Return on average total assets	1.03%	0.90%	0.80%	1.11%	1.16%
Return on average equity	10.88%	9.62%	8.46%	11.46%	11.52%
Net interest margin	4.00%	3.74%	3.98%	4.17%	4.37%
Net interest margin (fully tax equivalent)	4.10%	3.84%	4.08%	4.28%	4.48%

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

Net interest income for the first quarter of 2004 was $1,079 or 2.90% less than the first quarter of 2003. Bancorp’s net interest margin for 2004 was 4.00% compared to 4.37% in 2003.

The major contributing factor to the decline in net interest income was the net interest margin compression Bancorp experienced during 2003 due to the asset-sensitive position of Bancorp’s balance sheet. This margin compression was the result of the continued downward repricing of assets without a like decrease in deposit liability rates. The net interest margin began to stabilize in the fourth quarter of 2003 and this positive trend continued into the first quarter of 2004. On a linked-quarter basis (first quarter 2004 compared to fourth quarter 2003), net interest income increased $2,064. Of this increase, approximately $1,500 is attributable to the negative impact of the accelerated amortization in the fourth quarter of 2003 associated with a previously announced mobile home loan sale that closed as planned. Likewise, net interest margin on a linked-quarter basis increased 26 basis points to 4.00%. Of this increase in margin, 16 basis points is attributable to the fourth quarter 2003 impact of accelerated amortization. Bancorp also reviews net interest margin on a fully tax equivalent (non-GAAP) basis for peer comparison. Bancorp’s net interest margin on a fully tax equivalent basis decreased to 4.10% in the first quarter of 2004 compared with a 4.48% margin in the first quarter of 2003.

Average outstanding loan balances were 1.94% higher than in the first quarter of 2003. The primary area of loan growth from the prior year was the residential real estate category. This increase was achieved notwithstanding the $35,000 of loans sold in December related to both the sale of the Sunman, Indiana, banking center and the distressed loan sale that was announced and completed in 2003. On a linked-quarter basis, commercial and real estate construction loans exhibited growth as demand improved primarily in Bancorp’s southwestern Ohio market. This loan growth contributed positively to net interest income.

Deposit balances decreased $16,484 or 0.56% from a year ago, while average deposit balances increased $22,370 or 0.77% from a year ago. Deposit balances were impacted by the sale of two banking centers since the first quarter of 2003 which reduced deposit balances by approximately $53,000. Bancorp also opened three new banking centers in 2003, two of which were opened in the fourth quarter. Additionally, Bancorp opened a new banking center in Maineville, Ohio, in April of 2004 and plans to open three to five additional new banking centers in 2004 in growing markets.

	Quarter Ended
	2004	2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollars in thousands)
Interest income	$50,823	$49,055	$52,148	$53,335	$53,751
Interest expense	14,666	14,962	15,775	16,156	16,515

Net interest income	36,157	34,093	36,373	37,179	37,236
Tax equivalent adjustment to interest income	860	885	900	918	938

Net interest income (fully tax equivalent)	$37,017	$34,978	$37,273	$38,097	$38,174

Average earning assets	3,631,813	3,617,953	3,623,792	3,572,557	3,457,340
Net interest margin *	4.00%	3.74%	3.98%	4.17%	4.37%
Net interest margin (tax equivalent adjustment)	4.10%	3.84%	4.08%	4.28%	4.48%

* Margins are calculated using net interest income annualized divided by average earning assets

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the effect of the increase in the volume of earning assets more than offset the effect of the increase in the volume of interest-bearing liabilities causing net interest income to increase $1,504. However, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for the quarter ended March 31, 2004 in comparison to 2003, more than offsetting the positive effect of the increase in volume. The effect of the decrease in rates alone caused net interest income to decline $2,583. The net effect of changes in rates and volumes resulted in net interest income decreasing by $1,079. The decrease in rates affected interest income more significantly than interest expense due to the asset-sensitive position of Bancorp’s balance sheet. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs.

The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Three Months
	Ended	Change Due To:
	Mar. 31, 2004
	Over 2003	Rate	Volume
	(Dollars in thousands)
Interest income	$(2,928)	$(5,550)	$2,622
Interest expense	(1,849)	(2,967)	1,118

Net interest income	$(1,079)	$(2,583)	$1,504

OPERATING RESULTS

Net earnings for the first quarter of 2004 were $9,948 or $0.23 in diluted earnings per share versus $10,631 or $0.24 for the first quarter of 2003. Net securities losses for the first quarter of 2004 were $2 and net securities gains for the first quarter of 2003 were $18. A major contributing factor to the decrease in net earnings from a year ago was the $1,079 decrease in net interest income as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Noninterest expense which was $1,485 more than the same period a year ago also contributed to the decline in net earnings. A decline in the provision for loan loss expense of $614 from the first quarter of 2003 and an increase in noninterest income of $591 for the same period helped offset the previously discussed negative variances.

Noninterest income increased $591 or 4.27% in the first quarter of 2004 compared to the same period in 2003. Service charges on deposit accounts increased slightly over 2003, improving less than 1.00%. Trust revenues increased $185 or 4.99% as a result of year-over-year market value improvements. Other noninterest income was positively impacted by a gain of approximately $522 on life insurance due to the death of a retired senior executive officer of a Bancorp affiliate in 2003, recapture of impairment on the mortgage-servicing assets of approximately $246, and increased insurance agency revenue, partially offset by a decrease on gains on the sale of mortgage loans of $843.

Total noninterest expense for the first quarter of 2004 increased $1,485 or 4.68% from the first quarter of 2003. Salaries and employee benefits increased $328 or 1.80%. In the benefits category, reduced healthcare costs were partially offset by increased pension expense. Net occupancy expenses for 2004 increased $127 or 6.11% as a result of increased building rent, depreciation, and related expenses. Data processing expense increased $376 or 25.29% due primarily to a reclassification of certain credit card and merchant processing expenses from other noninterest expense. Other noninterest expense was impacted by costs associated with the mobile home loan sale completed in the quarter, direct consulting work in regard to Sarbanes-Oxley Section 404 internal control documentation and testing, and the executive search.

INCOME TAXES

Income tax expense for the first quarter of 2004 was $4,806, a decrease of $676 when compared to $5,482 reported for the same period in 2003. Tax expense relating to operating income totaled $4,807 and $5,472 for the quarters ended March 31, 2004 and 2003, respectively, with a $1 tax benefit related to securities transactions for the first quarter of 2004 and a $10 tax expense for 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on Bancorp’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The evaluation of these factors is completed by a group of senior officers from the risk management, credit administration, financial, and lending areas.

The provision for loan losses totaled $2,600 for the three months ended March 31, 2004 or $614 less than the $3,214 recorded for the same period in 2003. Net charge-offs of $2,699 for the first quarter of 2004 were $387 lower than the $3,086 for the first quarter of 2003. Improvements in the level of commercial loans charged-off and strong recoveries on consumer loans previously charged-off positively impacted net charge-offs. The net charge-offs for the first quarter of 2004 were at the lowest level since December of 2002. The percentage of net charge-offs to average loans improved to 0.38% for 2004 compared to 0.45% for the same period in 2003. Bancorp continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.68% at quarter end versus 1.74% for the same period last year. Bancorp will continue to closely monitor the quality of its loan portfolio and respond accordingly.

At March 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $3,040 and $6,674, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,240 at March 31, 2004, and $941 at March 31, 2003. At March 31, 2004 and 2003, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2004, and 2003, was approximately $3,134 and $7,343. For the quarter ended March 31, 2004, Bancorp recognized interest income on those impaired loans of $52 compared to $20 for the same period in 2003. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2004	2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollar in thousands)
Balance at beginning of period	$47,771	$48,680	$48,876	$48,305	$48,177
Provision for loan losses	2,600	7,422	4,364	3,942	3,214
Loans charged off	(4,282)	(9,482)	(5,460)	(4,199)	(4,165)
Recoveries	1,583	1,151	900	828	1,079

Net charge-offs	(2,699)	(8,331)	(4,560)	(3,371)	(3,086)

Balance at end of period	$47,672	$47,771	$48,680	$48,876	$48,305

Ratios:
Allowance to period end loans, net of unearned income	1.68%	1.71%	1.73%	1.73%	1.74%
Recoveries to charge-offs	36.97%	12.14%	16.48%	19.72%	25.91%
Allowance as a multiple of net charge-offs	17.66	5.73	10.68	14.50	15.65

NONPERFORMING/UNDERPERFORMING ASSETS

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $2,404 or 6.54% to $34,374 at the end of the first quarter 2004 from $36,778 at the end of the first quarter 2003. On a linked quarter basis (first quarter 2004 compared to fourth quarter 2003), total underperforming assets decreased $506. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans increased $2,310 from the first quarter of 2003, while increasing $606 from the linked quarter. Restructured loans decreased to $3,373 from $6,291 a year ago. Other real estate owned increased $434 from the first quarter of 2003 while decreasing slightly from the linked quarter. Bancorp’s level of nonperforming assets over the last several quarters has been reflective of the uncertain economy in the corporation’s primary markets in Ohio and Indiana. In the first quarter of 2004, credit quality indicators stabilized and, in some cases, improved. The stabilization and improvement in regard to credit quality has been positively influenced by signs of economic improvement, strategies such as the fourth quarter 2003 distressed loan sale, and improved credit risk disciplines. Given the current economic environment, Bancorp expects continued stable to improving credit quality trends through 2004 although moderate fluctuations could occur as Bancorp continues to work through credit issues.

Accruing loans past due 90 days or more for the first quarter of 2004 compared to the first quarter of 2003 decreased $2,230 and compared to the linked quarter decreased $527. This represents the lowest level of 90 days past due loans in over five years. Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, where there is not a likelihood of becoming current are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table that follows shows the categories which are included in nonperforming and underperforming assets.

	Quarter Ended
	2004	2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollar in thousands)
Nonaccrual loans	$26,586	$25,980	$28,374	$28,210	$24,276
Restructured loans	3,373	3,821	6,532	7,188	6,291
Other real estate owned	3,070	3,207	3,054	2,366	2,636

Total nonperforming assets	33,029	33,008	37,960	37,764	33,203
Accruing loans past due
90 days or more	1,345	1,872	3,186	3,490	3,575

Total underperforming assets	$34,374	$34,880	$41,146	$41,254	$36,778

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.16%	1.18%	1.34%	1.33%	1.19%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.21%	1.24%	1.46%	1.46%	1.32%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are up $22,370 or 0.77% from the prior year. However, average deposits on a linked quarter basis decreased $26,739 or 0.91%. Short-term borrowings decreased $63,718 or 24.61% from year-end, while long-term borrowings increased $31,636 or 9.80%, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2004, securities maturing in one year or less amounted to $36,122, representing 4.61% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2004, amounted to $708,270, representing 18.07% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2004, Bancorp had classified $771,765 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the Financial Accounting Standards Board Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,077 for the first three months of 2004. In addition, remodeling is a planned and ongoing process given the 109 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of March 31, 2004 were approximately $12,908 which primarily reflects commitments for three new facilities. Two of these facilities are full-service branches, the other building is a multi-level facility designed to serve as a hub in First Financial Bank’s southeastern Butler County, Ohio market. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at March 31, 2004, was 13.19%, its total risked-based capital was 14.45% and its leverage ratio was 9.30%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The table below illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2004	2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$370,815	$366,483	$366,066	$372,083	$373,090
Add: Trust preferred securities	30,000	30,000	30,000	10,000	10,000
Less: Nonqualifying intangible assets	32,862	31,352	32,026	32,236	31,910
Less: Unrealized net securities gains	8,819	6,515	5,748	10,914	9,441

Total tier I capital	$359,134	$358,616	$358,292	$338,933	$341,739

Total risk-based capital
Tier I capital	$359,134	$358,616	$358,292	$338,933	$341,739
Qualifying allowance for loan losses	34,197	34,119	34,830	34,078	33,923

Total risk-based capital	$393,331	$392,735	$393,122	$373,011	$375,662

Risk weighted assets	$2,722,261	$2,715,858	$2,772,571	$2,711,426	$2,699,431

Risk-based ratios:
Tier I	13.19%	13.20%	12.92%	12.50%	12.66%

Total risk-based capital	14.45%	14.46%	14.18%	13.76%	13.92%

Leverage	9.30%	9.30%	9.28%	8.90%	9.24%

FORWARD-LOOKING INFORMATION

The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and table included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2003.

Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2003 Form 10-K.

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

Pension—Bancorp sponsors a non-contributory defined benefit pension plan covering substantially all employees. In accordance with applicable accounting rules, Bancorp does not consolidate the assets and liabilities associated with the pension plan. At the end of 2003, Bancorp’s fair value of the plan assets was less than its benefit obligation. Therefore, Bancorp recognized an accrued benefit liability. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.

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

ACCOUNTING AND REGULATORY MATTERS
The $10,353 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the first quarter of 2003 and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, Bancorp will only change the prospective reporting of similar transactions. Amounts currently presented as direct financing leases will continue to be reported as such until their maturity in approximately 9 months. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is in the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

Management is not aware of any other events or regulatory recommendations which, if implemented, are likely to have a material effect on Bancorp’s liquidity, capital resources, or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Bancorp’s Form 10-K for the year ended December 31, 2003, Bancorp’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Bancorp manages market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the “disclosure controls and procedures”). Bancorp’s Interim Chief Executive Officer and Chief Financial Officer, together with members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	The following table shows the total number of shares repurchased in the first quarter of 2004.

Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans
January 1 through
January 31, 2004	36,000	$16.60	36,000	8,612,104
February 1 through
February 29, 2004	36,000	16.86	36,000	8,576,104
March 1 through
March 31, 2004	36,000	18.18	36,000	8,540,104

Total	108,000	$17.21	108,000	8,540,104

(1)	Bancorp has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table below provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	On January 20, 2004, a Form 8-K was filed reporting the issuance of the earnings press release for the fourth quarter of 2003, which included the results of operations and financial condition for that period.

(2)	On January 29, 2004, a Form 8-K was filed reporting the blackout period on trading First Financial Bancorp. equity securities, which was to continue through the week of February 22, 2004, had ended early on January 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ C. Douglas Lefferson		/s/ J. Franklin Hall

C. Douglas Lefferson Senior Vice President and Chief Financial Officer		J. Franklin Hall Vice President and Controller (Principal Accounting Officer)

Date	5/07/04	Date	5/07/04