Form 10-Q
period 2004-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2004-08-06
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 2004

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

Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]  No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2004
Common stock, No par value	43,774,651

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$142,307	$183,612
Interest-bearing deposits with other banks	3,534	5,014
Federal funds sold and securities purchased under agreements to resell	419	607
Investment securities held-to-maturity, at cost (market value — $13,365 at June 30, 2004 and $18,596 at December 31, 2003)	13,090	18,399
Investment securities available-for-sale, at market value	728,016	794,762
Loans
Commercial	677,355	666,315
Real estate-construction	79,386	73,260
Real estate-mortgage	1,535,508	1,466,153
Installment	579,010	560,061
Credit card	20,694	21,680
Lease financing	8,729	12,241

Total loans	2,900,682	2,799,710
Less
Unearned income	27	86
Allowance for loan losses	47,824	47,771

Net Loans	2,852,831	2,751,853
Premises and equipment	60,314	59,050
Goodwill	28,444	27,379
Other intangibles	8,065	7,530
Deferred income taxes receivable	12,075	6,227
Accrued interest and other assets	99,657	101,629

Total assets	$3,948,752	$3,956,062

Liabilities
Deposits
Noninterest-bearing	$407,107	$414,785
Interest-bearing deposits	2,512,545	2,530,880

Total deposits	2,919,652	2,945,665
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	73,590	106,692
Federal Home Loan Bank borrowings	180,000	150,000
Other	2,921	2,217

Total short-term borrowings	256,511	258,909
Long-term borrowings	347,526	322,979
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,930	0
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	0	30,000
Accrued interest and other liabilities	32,930	32,026

Total liabilities	3,587,549	3,589,579
Shareholders’ equity
Common stock — no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 in 2004 and 2003	395,584	395,752
Retained earnings	57,443	50,325
Accumulated comprehensive income	(7,273)	2,344
Restricted stock awards	(3,865)	(3,397)
Treasury stock, at cost 4,747,963 shares in 2004 and 4,619,596 shares in 2003	(80,686)	(78,541)

Total shareholders’ equity	361,203	366,483

Total liabilities and shareholders’ equity	$3,948,752	$3,956,062

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income
Loans, including fees	$84,983	$93,122	$42,461	$46,418
Investment securities
Taxable	13,054	10,478	6,241	5,220
Tax-exempt	2,830	3,296	1,381	1,632

Total investment interest	15,884	13,774	7,622	6,852
Interest bearing deposits with other banks	62	79	34	28
Federal funds sold and securities purchased under agreements to resell	20	111	9	37

Total interest income	100,949	107,086	50,126	53,335
Interest expense
Deposits	18,699	23,480	9,037	11,396
Short-term borrowings	1,025	910	526	530
Long-term borrowings	8,389	8,043	4,226	4,112
Subordinated debentures and capital securities	679	238	337	118

Total interest expense	28,792	32,671	14,126	16,156

Net interest income	72,157	74,415	36,000	37,179
Provision for loan losses	4,843	7,156	2,243	3,942

Net interest income after
Provision for loan losses	67,314	67,259	33,757	33,237
Noninterest income
Service charges on deposit accounts	9,407	9,521	4,794	4,923
Trust revenues	7,922	7,229	4,030	3,522
Bankcard interchange income	2,465	2,349	1,280	1,211
Gains from sales of mortage loans	697	2,512	408	1,381
Investment securities losses	(3)	(8)	(1)	(36)
Other	8,858	6,453	4,394	3,205

Total noninterest income	29,346	28,056	14,905	14,206
Noninterest expenses
Salaries and employee benefits	37,575	36,219	19,056	18,028
Net occupancy	4,173	3,894	1,968	1,816
Furniture and equipment	3,604	3,648	1,800	1,847
Data processing	3,621	3,003	1,758	1,516
Marketing	1,458	1,489	718	723
Communication	1,400	1,560	694	617
Professional services	2,389	1,927	1,139	927
Amortization of intangibles	436	412	220	211
Other	11,977	11,424	6,036	6,132

Total noninterest expenses	66,633	63,576	33,389	31,817

Income before income taxes	30,027	31,739	15,273	15,626
Income tax-expense	9,742	10,498	4,936	5,016

Net earnings	$20,285	$21,241	$10,337	$10,610

Net earnings per share basic	$0.46	$0.48	$0.24	$0.24

Net earnings per share diluted	$0.46	$0.47	$0.24	$0.24

Cash dividends declared per share	$0.30	$0.30	$0.15	$0.15

Average basic shares outstanding	43,908,838	44,689,019	43,868,314	44,486,775

Average diluted shares outstanding	43,971,919	44,783,104	43,951,016	44,519,484

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2004	2003
Operating Activities
Net earnings	$20,285	$21,241
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	4,843	7,156
Provision for depreciation and amortization	4,343	5,786
Net amortization of investment security premiums and accretion of discounts	1,475	3,307
Realized investment security losses	3	8
Originations of mortgage loans held for sale	(55,916)	(92,513)
Gains from sales of mortgage loans held for sale	(697)	(2,512)
Proceeds from sale of mortgage loans held for sale	56,127	94,133
Deferred income taxes	(49)	(1,219)
Decrease (increase) in interest receivable	874	(149)
Increase in cash surrender value of life insurance	(770)	(1,771)
Increase in prepaid expenses	(421)	(1,279)
Increase (decrease) in accrued expenses	2,434	(24)
Decrease in interest payable	(566)	(391)
Other	(397)	219

Net cash provided by operating activities	31,568	31,992
Investing activities
Proceeds from sales of securities available-for-sale	0	43,492
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	124,807	237,772
Purchases of investment securities available-for-sale	(74,992)	(421,786)
Proceeds from calls, paydowns and maturities of investment securities held to maturity	11,217	2,257
Purchases of investment securities held-to-maturity	(5,874)	(1,162)
Net decrease in interest-bearing deposits with other banks	1,480	1,421
Net decrease in federal funds sold and securities purchased under agreements to resell	188	27,136
Net increase in loans and leases	(110,827)	(93,835)
Recoveries from loans and leases previously charged off	2,781	1,907
Proceeds from disposal of other real estate owned	3,154	2,574
Purchases of premises and equipment	(3,932)	(3,465)

Net cash used in investing activities	(51,998)	(203,689)
Financing activities
Net (decrease) increase in total deposits	(26,013)	55,945
Net (decrease) increase in short-term borrowings	(2,398)	96,529
Net increase in long-term borrowings	24,547	35,421
Cash dividends declared	(13,167)	(13,379)
Purchase of common stock	(3,849)	(14,247)
Proceeds from exercise of stock options, net of shares purchased	5	80

Net cash (used in) provided by financing activities	(20,875)	160,349

Decrease in cash and cash equivalents	(41,305)	(11,348)
Cash and cash equivalents at beginning of period	183,612	181,839

Cash and cash equivalents at end of period	$142,307	$170,491

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2004	2003
Supplemental disclosures
Interest paid	$29,359	$33,062

Income taxes paid	$9,334	$10,405

Recognition of deferred tax assets attributable to FASB Statement No. 115	$5,799	$100

Acquisition of other real estate owned through foreclosure	$2,225	$2,279

Issuance of restricted stock award	$1,531	$2,434

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2004	2003
Balances at January 1	$366,483	$377,603
Net Earnings	20,285	21,241
Other comprehensive income, net of taxes
Changes in unrealized gains on securities, available for sale	(9,617)	(309)

Comprehensive income	10,668	20,932
Cash dividends declared	(13,167)	(13,379)
Purchase of common stock	(3,849)	(14,247)
Exercise of stock options, net of shares purchased	5	80
Restricted stock awards	0	(13)
Amortization of restricted stock awards	1,063	1,107

Balance at June 30	$361,203	$372,083

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited, dollars in thousands)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries — First Financial Bank, Community First Bank & Trust, Indiana Lawrence Bank, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, The Clyde Savings Bank Company, Sand Ridge Bank, First Financial Bancorp Service Corp., and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on earnings.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Bancorp offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. U.S. generally accepted accounting principles do not require these financial instruments to be recorded in the consolidated balance sheets, statements of earnings, changes in shareholders’ equity or cash flows. However, a discussion of these instruments follows.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of June 30, 2004, Bancorp had issued standby letters of credit aggregating $41,540 compared to $42,229 issued as of December 31, 2003. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $495,474 at June 30, 2004 and $480,632 at December 31, 2003. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the six and three months ended June 30, 2004 and 2003 are shown in the table below.

	Six months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$20,285	$21,241	$10,337	$10,610
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(9,617)	(269)	(11,920)	1,495
Less: reclassification adjustment for gains included in net income	0	40	1	22

Other comprehensive income	(9,617)	(309)	(11,921)	1,473

Comprehensive income	$10,668	$20,932	$(1,584)	$12,083

NOTE 4: ACCOUNTING FOR DERIVATIVES

Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. At June 30, 2004 and 2003, Bancorp had interest rate swaps with a notional value of $12,046 and $11,840, respectively. The fair value of the swaps was an unrealized gain of $201 at June 30, 2004 and an unrealized loss of $631 at June 30, 2003. These amounts are included with other assets on the balance sheet. A corresponding fair value adjustment was also included on the balance sheet as a hedged item.

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

NOTE 5: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely the junior subordinated debt securities of Bancorp (the debentures). Capital securities were issued in third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. Bancorp owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The interest rate is variable and is subject to change every three months. The base index is three month LIBOR (London Inter-Bank Offered Rate). On June 30, 2004, the rates on Trust I and Trust II were 4.99% and 4.21%, respectively. Bancorp has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures issued in 2003 are first redeemable, in whole or in part, by Bancorp on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of June 30, 2004 was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of June 30, 2004 was $10,000.

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

NOTE 6: STOCK OPTIONS

As of June 30, 2004, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net earnings, as reported	$20,285	$21,241	$10,337	$10,610
Add: restricted stock expense, net of taxes, included in net income	691	712	346	357
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	805	909	392	452

Pro forma net earnings	$20,171	$21,044	$10,291	$10,515

Earnings per share
Basic—as reported	$0.46	$0.48	$0.24	$0.24

Basic—pro forma	$0.46	$0.47	$0.23	$0.24

Diluted—as reported	$0.46	$0.47	$0.24	$0.24

Diluted—pro forma	$0.46	$0.47	$0.23	$0.24

NOTE 7: EMPLOYEE BENEFIT PLANS

FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The provisions of this Statement are effective for interim periods beginning after December 15, 2003. The components for earlier interim periods presented for comparative purposes have been restated for the components of net benefit cost.

Bancorp sponsors a non-contributory defined benefit pension plan covering substantially all employees. Bancorp expects to contribute $6,696 to its pension plan in 2004. The following table sets forth information concerning amounts recognized in Bancorp’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Six months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$1,721	$1,469	$852	$734
Interest cost	1,406	1,292	705	646
Expected return on plan assets	(1,226)	(1,028)	(608)	(514)
Amortization of transition asset	(40)	(40)	(20)	(20)
Amortization of unrecognized prior service cost	73	126	37	63
Amortization of actuarial loss	410	265	207	133

Net periodic benefit cost	$2,344	$2,084	$1,173	$1,042

Some of Bancorp’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Six months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$42	$43	$21	$21
Amortization of unrecognized prior service cost	(2)	(2)	(1)	(1)
Amortization of actuarial loss	(21)	(30)	(11)	(15)

Net periodic postretirement benefit cost	$19	$11	$9	$5

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

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2004		2003
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
		(Dollars in thousands, except per share data)
Net Earnings	$10,337	$9,948	$8,841	$7,824	$10,610
Net earnings per share-basic	0.24	0.23	0.20	0.18	0.24
Net earnings per share-diluted	0.24	0.23	0.20	0.18	0.24
Average consolidated balance sheet items:
Loans less unearned income	2,859,043	2,819,711	2,805,667	2,829,582	2,811,848
Investment securities	767,667	799,823	798,727	778,365	747,090
Other earning assets	13,827	12,279	13,559	15,845	13,619

Total earning assets	3,640,537	3,631,813	3,617,953	3,623,792	3,572,557
Total assets	3,907,566	3,894,900	3,886,012	3,894,426	3,841,251
Noninterest bearing deposits	405,098	395,894	399,611	392,862	406,730
Interest bearing deposits	2,514,194	2,530,912	2,553,934	2,592,383	2,536,477

Total deposits	2,919,292	2,926,806	2,953,545	2,985,245	2,943,207
Borrowings	564,710	542,380	516,952	486,825	481,731
Shareholders’ equity	364,574	367,628	364,653	366,978	371,219
Key Ratios
Average equity to average total assets	9.33%	9.44%	9.38%	9.42%	9.66%
Return on average total assets	1.06%	1.03%	0.90%	0.80%	1.11%
Return on average equity	11.40%	10.88%	9.62%	8.46%	11.46%
Net interest margin	3.98%	4.00%	3.74%	3.98%	4.17%
Net interest margin (fully tax equivalent)	4.07%	4.10%	3.84%	4.08%	4.28%

NET INTEREST INCOME

Net interest income, Bancorp’s principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, net interest income is also presented in the table that follows adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.

Net interest income for the second quarter of 2004 was $1,179 less than in the second quarter of 2003, a decline of 3.17%. The major contributing factor to the decline in net interest income was net interest margin compression Bancorp experienced during 2003 due to the asset-sensitive position of Bancorp’s balance sheet. This margin compression was the result of the continued downward repricing of assets without a like decrease in deposit liability rates. The net interest margin began to stabilize in the fourth quarter of 2003 and this stabilization has continued in 2004. Net interest income on a linked quarter basis (second quarter 2004 compared to first quarter 2004) remained relatively stable decreasing by only $157 or 0.43 percent. Net interest income for 2004 on a year-to-date basis decreased $2,258 or 3.03% from the comparable period in 2003. Bancorp’s net interest margin decreased to 3.98% in the second quarter of 2004 from 4.17% in the second quarter of 2003. Year-to-date net interest margin was 3.99% compared to 4.27% in 2003. Given the Federal Reserve’s 25-basis-point increase in rates on June 30, 2004, Bancorp expects a continued stable net interest margin with potential for improvement depending on economic and competitive conditions.

Average outstanding loan balances for the second quarter of 2004 increased 1.68% and year-to-date average loan balances increased 1.80% from the comparable periods a year ago. This increase was achieved even though Bancorp sold approximately $42.2 million of loans since the second quarter of 2003 related to: (1) the sale of a banking center in December of 2003, (2) the sale of distressed loans in December of 2003, and (3) the sale of mobile home loans which closed in the first quarter of 2004. The primary area of loan growth has been in the commercial real estate category. On a linked-quarter basis, average outstanding loan balances were 1.39 percent higher, reflecting growth in commercial and residential real estate, installment, and real estate construction loans as demand improved primarily in Bancorp’s southwestern Ohio market.

Average deposit balances for the second quarter decreased $23,915 or 0.81% and year-to-date average deposits were relatively flat from the comparable periods a year ago. Deposit balances were impacted by the sale of two banking centers since the second quarter of 2003, which reduced deposit balances by $53 million. Bancorp also opened three new banking centers in growing markets in 2003, two of which were in the fourth quarter. Additionally, a new banking center was opened in the second quarter of 2004.

	Quarter Ended
	2004		2003
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(Dollars in thousands)
Interest income	$50,126	$50,823	$49,055	$52,148	$53,335
Interest expense	14,126	14,666	14,962	15,775	16,156

Net interest income	36,000	36,157	34,093	36,373	37,179
Tax equivalent adjustment to interest income	819	860	885	900	918

Net interest income (fully tax equivalent)	$36,819	$37,017	$34,978	$37,273	$38,097

Average earning assets	3,640,537	3,631,813	3,617,953	3,623,792	3,572,557
Net interest margin *	3.98%	4.00%	3.74%	3.98%	4.17%
Net interest margin (tax equivalent adjustment)	4.07%	4.10%	3.84%	4.08%	4.28%

* Margins are calculated using net interest income annualized divided by average earning assets

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for both the six months and quarter ended June 30, 2004 in comparison to 2003. The decrease in rates affected interest income more significantly than interest expense due to the asset-sensitive position of Bancorp’s balance sheet. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs. The increase in volume on earning assets affected interest income more than the increase in volume on interest-bearing liabilities affected interest expense. While the effect of the change in volume was to increase net interest income, the change in the rates was greater causing overall net interest income to decrease for both the quarter and the year of 2004 from 2003. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Six Months			Three Months
	Ended	Change Due To:		Ended	Change Due To:
	Jun. 30, 2004			Jun. 30, 2004
	Over 2003	Rate	Volume	Over 2003	Rate	Volume
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$(6,137)	$(9,729)	$3,592	$(3,209)	$(4,208)	$999
Interest expense	(3,879)	(5,459)	1,580	(2,030)	(2,508)	478

Net interest income	$(2,258)	$(4,270)	$2,012	$(1,179)	$(1,700)	$521

OPERATING RESULTS

Net earnings for the first six months of 2004 were $20,285 which was a decrease of $956 or 4.50% from the same period in 2003. A major contributing factor to the decrease in net operating income from a year ago was the $2,258 decrease in net interest income as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Noninterest expense which was $3,057 more than the same period a year ago also contributed to the decline in net earnings. A decline in the provision for loan loss expense of $2,313 from the first half of 2003 and an increase in noninterest income of $1,290 for the same period partially offset the negative variances discussed previously.

Second quarter 2004 noninterest income was $14,905, an increase of 4.92% from the second quarter of 2003. Service charge income decreased $129 or 2.62% from the same quarter a year ago, largely due to the sale of $53 million in retail deposit balances since the second quarter of 2003. Trust revenues for the second quarter of 2004 increased 14.42% or $508 more than the comparable period last year primarily as a result of year-over-year market value improvements. The other category of noninterest income increased $285 or 4.92% from a year ago. Included in other noninterest income for the second quarter of 2004 was the recapture of impairment charges on the mortgage-servicing assets of approximately $441 compared with impairment charges of $440 for the second quarter of 2003. The positive swing in this category was offset by a decrease in gains on sale of mortgage loans of $973 to $408 in the second quarter of 2004 from $1,381 in the comparable period a year ago.

Year-to-date noninterest income increased 4.60% to $29,346 in 2004. This increase was primarily the result of an increase in trust fees, additional life insurance income, and increased brokerage fees. Recapture of impairment on the mortgage-servicing assets was approximately $687 in 2004 compared with impairment charges of $628 in 2003. This positive swing was also offset on a year-to-date basis by a decrease in gains on sale of mortgage loans of $1,815 to $697 in 2004 from $2,512 in the comparable period a year ago.

Total noninterest expense increased $1,572 or 4.94% for the second quarter of 2004 from the second quarter of 2003. Salaries and employee benefits increased $1,028 or 5.70%. Salary expense for the second quarter of 2004 increased $154 or 1.14% while employee benefits increased $874 or 19.44%. In the benefits category, the primary areas of increase were incentive bonus and pension expense. Net occupancy expenses for the second quarter of 2004 increased $152 or 8.37% as a result of increased building rent, depreciation, and related expenses. Data processing expense for the quarter increased $242 or 15.96% due primarily to a reclassification of certain credit-card and merchant processing expenses from other noninterest expense. Other noninterest expense on a quarterly and year-to-date basis was impacted by costs associated with the mobile home loan sale completed in the first quarter of 2004, direct consulting work in regard to Sarbanes-Oxley Section 404 internal control documentation and testing, and the executive search. Year-to-date noninterest expense for 2004 was $3,057 or 4.81% more than 2003 as a result of higher salaries and employee benefits, net occupancy expenses, data processing, and other expense as discussed above.

INCOME TAXES

For the first six months of 2004, income tax expense was $9,742 compared to $10,498 for the same period in 2003, or a decrease of $756. In 2004, $9,745 of the tax expense was related to operating income with a tax benefit of $3 related to securities transactions. In the first six months of 2003, income tax expense related to operating income was $10,546, with a tax benefit of $48 related to securities transactions.

Income tax expense for the second quarter of 2004 was $4,936, a decrease of $80 when compared to $5,016 reported for the same period in 2003. Tax expense relating to operating income totaled $4,938 and $5,074 for the quarters ended June 30, 2004 and 2003, respectively, with a tax benefit related to securities transactions of $2 and $58 for the second quarters of 2004 and 2003, respectively.

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

The provision for loan loss expense for the second quarter of 2004 was $2,243 compared to $3,942 for the same period in 2003. Net charge-offs of $2,091 for the second quarter were $1,280 less than the $3,371 net charge-offs for the second quarter of 2003. Year-to-date net charge-offs were $4,790 in 2004, down $1,667 from the $6,457 recorded in 2003. Improvements in commercial loans charged-off — partially offset by higher consumer charge-offs — and continued strong recoveries on commercial and consumer loans positively impacted net charge-offs for both the quarter and year-to-date. The percentage of net charge-offs to average loans for the second quarter of 2004 was 0.29% compared to 0.48% for the same period in 2003. The net charge-offs percentage for the second quarter of 2004 was at the lowest level since June of 2000. The percentage of net charge-offs to average loans was 0.34% for year-to-date 2004, compared to 0.47% for the same period in 2003. Bancorp continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.65% at quarter end versus 1.73% for the same quarter a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb inherent credit losses.

At June 30, 2004 and 2003, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,653 and $5,959, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,248 at

June 30, 2004, and $784 at June 30, 2003. At June 30, 2004 and 2003, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended June 30, 2004, and 2003, was approximately $2,971 and $5,969. For the six months and quarter ended June 30, 2004, Bancorp recognized interest income on those impaired loans of $99 and $47 compared to $33 and $13 for the same period in 2003. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2004		2003
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(Dollar in thousands)
Balance at beginning of period	$47,672	$47,771	$48,680	$48,876	$48,305
Provision for loan losses	2,243	2,600	7,422	4,364	3,942
Loans charged off	(3,289)	(4,282)	(9,482)	(5,460)	(4,199)
Recoveries	1,198	1,583	1,151	900	828

Net charge-offs	(2,091)	(2,699)	(8,331)	(4,560)	(3,371)

Balance at end of period	$47,824	$47,672	$47,771	$48,680	$48,876

Ratios:
Allowance to period end loans, net of unearned income	1.65%	1.68%	1.71%	1.73%	1.73%
Recoveries to charge-offs	36.42%	36.97%	12.14%	16.48%	19.72%
Allowance as a multiple of net charge-offs	22.87	17.66	5.73	10.68	14.50

NONPERFORMING/UNDERPERFORMING ASSETS

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $12,659 to $28,595 at the end of the second quarter 2004 from $41,254 at the end of the second quarter 2003. On a linked quarter basis, total underperforming assets decreased $5,779. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans decreased $5,487 from the second quarter of 2003, and $3,863 from the linked quarter. Restructured loans decreased significantly from $7,188 a year ago to $2,936 at June 30, 2004. Other real estate owned decreased $151 from the second quarter of 2003 and $855 from the linked quarter.

The nonperforming assets to ending loans ratio decreased to 0.96% as of June 30, 2004, from 1.33% as of the end of the second quarter of 2003. This is also a significant improvement from the linked-quarter percentage of 1.16%.

Accruing loans past due 90 days or more decreased 79.34% to $721 at the end of the second quarter of 2004 from $3,490 at the end of the second quarter of 2003. This represents Bancorp’s lowest level of 90-days-past-due loans in over five years.

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

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2004		2003
	Jun, 30	Mar, 31	Dec, 31	Sep, 30	Jun, 30
	(Dollar in thousands)
Nonaccrual loans	$22,723	$26,586	$25,980	$28,374	$28,210
Restructured loans	2,936	3,373	3,821	6,532	7,188
Other real estate owned	2,215	3,070	3,207	3,054	2,366

Total nonperforming assets	27,874	33,029	33,008	37,960	37,764
Accruing loans past due 90 days or more	721	1,345	1,872	3,186	3,490

Total underperforming assets	$28,595	$34,374	$34,880	$41,146	$41,254

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.96%	1.16%	1.18%	1.34%	1.33%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	0.99%	1.21%	1.24%	1.46%	1.46%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down $900 from the prior year. Average deposits on a linked quarter basis decreased 0.26%. Short-term borrowings decreased $2,398 from year-end, while long-term borrowings increased $24,547, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2004, securities maturing in one year or less amounted to $16,085, representing 2.17% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2004, amounted to $672,305, representing 17.03% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At June 30, 2004, Bancorp had classified $728,016 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate. Liquidity may be used to fund capital expenditures. Capital expenditures were $3,932 for the first six months of 2004. In addition, remodeling is a planned and ongoing process given the 103 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of June 30, 2004 were approximately $8,897 which primarily reflects commitments for two new branches. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at June 30, 2004, was 12.98%, its total risked-based capital was 14.24% and its leverage ratio was 9.33%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2004		2003
	Jun, 30	Mar, 31	Dec, 31	Sep, 30	Jun, 30
	(Dollar in thousands)
Tier I Capital
Shareholders’ equity	$361,203	$370,815	$366,483	$366,066	$372,083
Add: Trust preferred securities	30,000	30,000	30,000	30,000	10,000
Less: Nonqualifying intangible assets	26,504	32,862	31,352	32,026	32,236
Less: Unrealized net securities gains	3,102	8,819	6,515	5,748	10,914

Total tier I capital	$361,597	$359,134	$358,616	$358,292	$338,933

Total risk-based capital
Tier I capital	$361,597	$359,134	$358,616	$358,292	$338,933
Qualifying allowance for loan losses	34,983	34,197	34,119	34,830	34,078

Total risk-based capital	$396,580	$393,331	$392,735	$393,122	$373,011

Risk weighted assets	$2,785,789	$2,722,261	$2,715,858	$2,772,571	$2,711,426

Risk-based ratios:
Tier I	12.98%	13.19%	13.20%	12.92%	12.50%

Total risk-based capital	14.24%	14.45%	14.46%	14.18%	13.76%

Leverage	9.33%	9.30%	9.30%	9.28%	8.90%

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Bancorp comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Bancorp’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on Bancorp’s financial reporting. For Bancorp, these areas currently include accounting for the allowance for loan losses, pension costs, and goodwill.

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

ACCOUNTING AND REGULATORY MATTERS

The $8,729 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the first quarter of 2003 and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, amounts currently presented as direct financing leases will continue to be reported as such until their maturity. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is in the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the disclosure controls and procedures). Bancorp’s Interim Chief Executive Officer and Chief Financial Officer, together with members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	The following table shows the total number of shares repurchased in the second quarter of 2004.

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through April 30, 2004	42,299	$18.12	40,000	8,500,104
May 1 through May 31, 2004	34,400	16.40	32,000	8,468,104
June 1 through June 30, 2004	66,400	17.69	42,000	8,426,104

Total	143,099	$17.51	114,000	8,426,104

Issuer Purchases of Equity Securities

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to Bancorp’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through April 30, 2004	0
May 1 through May 31, 2004	2,400	$16.00
June 1 through June 30, 2004	24,400	17.81

Total	26,800	$17.65

Director Fee Stock Plan
April 1 through April 30, 2004	1,386	$18.65
May 1 through May 31, 2004	0	0.00
June 1 through June 30, 2004	0	0.00

Total	1,386	$0.00

Stock Option Plan
April 1 through April 30, 2004	913	$18.28
May 1 through May 31, 2004	0	0.00
June 1 through June 30, 2004	0	0.00

Total	913	$18.28

(2)	Bancorp has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2004, Bancorp held its annual meeting of shareholders, the results of which follow:

1) Election of three directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld
Donald M. Cisle	3 years	25,359,775	98.29	378,607
Corinne R. Finnerty	3 years	22,366,042	86.69	3,372,340
Bruce E. Leep	3 years	25,222,372	97.76	516,010

Directors whose terms continue beyond the Annual Meeting in 2004:

Class I expiring in 2005:

Carl R. Fiora
Stephen S. Marcum
Steven C. Posey

Class II expiring in 2006:

James C. Garland
Murph Knapke
Barry S. Porter

No other matters were brought before the meeting for a vote.

Item 5. Other information

As planned, the process of regionalization progressed on July 16, 2004, with the merger of The Clyde Savings Bank Company, Clyde, Ohio, and Indiana Lawrence Bank, North Manchester, Indiana, into the Community First Bank & Trust affiliate headquartered in Celina, Ohio. Concurrently, the $8 million Kewanna, Indiana, branch of Indiana Lawrence Bank was sold to Community State Bank of Royal Center, Indiana.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Articles of Incorporation, as amended as of April 27, 1999 and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.
3.2	Amended and Restated Regulations, as amended of April 22, 2003 and incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993 and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.
4.2	First Amendment to Rights Agreement dated as of May 1, 1998 and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.
4.3	Second Amendment to Rights Agreement dated as of December 5, 2003 and incorporated herein by reference to Exhibit 4.1 to Bancorp’s Form 8-K filed on December 5, 2003. File No. 000-12379.
4.4	No instruments defining the rights of holders of long-term debt of Bancorp are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, Bancorp agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.
10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2000. File No. 000-12379.
10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003 and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001 and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.
10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003 and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000 and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.
10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003 and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003 and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.
10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.
10.10	First Financial Bancorp. 1999 Stock Option Plan for Officers and Employees, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.
10.11	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999 and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.
10.12	First Financial Bancorp. Director Fee Stock Plan, amended and restated effective April 20, 2004.
10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.
10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.
10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.
10.16	Separation Agreement and Release between First Financial Bancorp. and Stanley N. Pontius dated October 15, 2003 and incorporated herein by reference to Exhibit 99.2 to Bancorp’s Form 8-K filed on October 16, 2003. File No. 000-12379.
23	Consent of Ernst & Young LLP, Independent Auditors, incorporated herein by reference to Exhibit 23 to the Form 10-K for the year ended December 31, 2003. File No. 000-12379.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 20, 2004, a Form 8-K was filed reporting the issuance of the earnings press release for the first quarter of 2004, which included the results of operations and financial condition for that period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ C. Douglas Lefferson	/s/ J. Franklin Hall

C. Douglas Lefferson	J. Franklin Hall
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 8/06/04	Date 8/06/04