Form 10-Q
period 2004-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2004-11-08
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

Yes [X]          No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]          No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004

Common stock, No par value	43,730,439

FIRST FINANCIAL BANCORP.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$167,833	$183,612
Interest-bearing deposits with other banks	5,444	5,014
Federal funds sold and securities purchased under agreements to resell	577	607
Investment securities held-to-maturity, at cost	13,515	18,399
(market value $13,931 at September 30, 2004 and $18,596 at December 31, 2003)
Investments available-for-sale, at market value	693,255	794,762
Loans:
Commercial	665,149	666,315
Real estate-construction	88,229	73,260
Real estate-mortgage	1,536,333	1,466,153
Installment	603,152	560,061
Credit card	20,458	21,680
Lease financing	6,718	12,241

Total loans	2,920,039	2,799,710
Less:
Unearned income	13	86
Allowance for loan losses	48,590	47,771

Net loans	2,871,436	2,751,853
Premises and equipment	63,304	59,050
Goodwill	28,444	27,379
Other intangibles	8,450	7,530
Deferred income taxes receivable	7,666	6,227
Accrued interest and other assets	104,409	101,629

TOTAL ASSETS	$3,964,333	$3,956,062

LIABILITIES
Deposits:
Noninterest-bearing	$422,594	$414,785
Interest-bearing	2,505,585	2,530,880

Total deposits	2,928,179	2,945,665
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	75,909	106,692
Federal Home Loan Bank borrowings	163,500	150,000
Other	4,754	2,217

Total short-term borrowings	244,163	258,909
Long-term borrowings	357,950	322,979
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,930	0
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	0	30,000
Accrued interest and other liabilities	31,759	32,026

TOTAL LIABILITIES	3,592,981	3,589,579
SHAREHOLDERS’ EQUITY
Common stock - no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 shares in 2004 and 2003	395,580	395,752
Retained earnings	61,647	50,325
Accumulated comprehensive income	180	2,344
Restricted Stock Awards	(3,346)	(3,397)
Treasury Stock, at cost, 4,863,175 shares in 2004 and 4,619,596 shares in 2003	(82,709)	(78,541)

TOTAL SHAREHOLDERS’ EQUITY	371,352	366,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,964,333	$3,956,062

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$128,670	$138,378	$43,687	$45,256
Investment securities
Taxable	19,160	15,741	6,106	5,263
Tax-exempt	4,151	4,875	1,321	1,579

Total investment interest	23,311	20,616	7,427	6,842
Interest-bearing deposits with other banks	84	105	22	26
Federal funds sold and securities purchased under agreements to resell	35	135	15	24

Total interest income	152,100	159,234	51,151	52,148
Interest expense
Deposits	28,203	34,172	9,504	10,692
Short-term borrowings	1,818	1,353	793	443
Long-term borrowings	12,663	12,204	4,274	4,161
Subordinated debentures and capital securities	1,058	717	379	479

Total interest expense	43,742	48,446	14,950	15,775

Net interest income	108,358	110,788	36,201	36,373
Provision for loan losses	6,940	11,520	2,097	4,364

Net interest income after provision for loan losses	101,418	99,268	34,104	32,009
Noninterest income
Service charges on deposit accounts	14,327	14,505	4,920	4,984
Trust income	11,696	10,852	3,774	3,623
Bankcard interchange income	3,868	3,503	1,403	1,154
Gains from sales of mortgage loans	1,121	4,490	424	1,978
Investment securities gains	(11)	20	(8)	28
Other	14,361	9,815	5,503	3,362

Total noninterest income	45,362	43,185	16,016	15,129
Noninterest expenses
Salaries and employee benefits	57,066	57,883	19,491	21,664
Net occupancy	6,292	5,793	2,119	1,899
Furniture and equipment	5,386	5,400	1,782	1,752
Data processing	5,394	4,693	1,773	1,690
Marketing	2,137	2,145	679	656
Communication	2,098	2,293	698	733
Professional services	4,051	3,112	1,663	1,185
Amortization of intangibles	656	619	220	207
Other	17,995	17,377	6,017	5,953

Total noninterest expenses	101,075	99,315	34,442	35,739

Income before income taxes	45,705	43,138	15,678	11,399
Income tax expense	14,596	14,073	4,854	3,575

Net earnings	$31,109	$29,065	$10,824	$7,824

Net earnings per share - basic	$0.71	$0.65	$0.25	$0.18

Net earnings per share - diluted	$0.71	$0.65	$0.25	$0.18

Cash dividends declared per share	$0.45	$0.45	$0.15	$0.15

Average basic shares outstanding	43,855,706	44,498,086	43,750,598	44,122,446

Average diluted shares outstanding	43,920,027	44,573,629	43,817,398	44,160,906

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net earnings	$31,109	$29,065
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	6,940	11,520
Provision for depreciation and amortization	6,354	10,304
Net amortization of investment security premiums and accretion of discounts	2,015	5,611
Realized investment securities losses (gains)	11	(20)
Originations of mortgage loans held for sale	(100,845)	(176,209)
Gains from sales of mortgage loans held for sale	(1,121)	(4,490)
Proceeds from sale of mortgage loans held for sale	100,723	178,633
Deferred income taxes	(73)	(1,243)
Decrease (increase) in interest receivable	750	(3,455)
Increase in cash surrender value of life insurance	(8,800)	(9,620)
Decrease (increase) in prepaid expenses	234	(1,179)
Decrease in accrued expenses	(1,186)	(4,109)
Decrease in interest payable	(83)	(569)
Other	5,004	5,300

Net cash provided by operating activities	41,032	39,539
Investing activities
Proceeds from sales of securities available-for-sale	0	43,492
Proceeds from calls, paydowns and maturities of securities available-for-sale	174,341	342,070
Purchases of securities available-for-sale	(78,425)	(569,588)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	11,790	4,255
Purchases of securities held-to-maturity	(6,872)	(1,175)
Net (increase) decrease in interest-bearing deposits with other banks	(430)	138
Net decrease in federal funds sold and securities purchased under agreements to resell	30	12,387
Net increase in loans and leases	(134,054)	(90,805)
Recoveries from loans and leases previously charged off	3,574	2,807
Proceeds from disposal of other real estate owned	4,347	3,885
Purchases of premises and equipment	(8,168)	(6,257)

Net cash used in investing activities	(33,867)	(258,791)
Financing activities
Net (decrease) increase in total deposits	(17,486)	51,206
Net (decrease) increase in short-term borrowings	(14,746)	128,292
Net increase in long-term borrowings	34,971	34,812
Net increase in trust preferred securities	0	20,000
Cash dividends declared	(19,787)	(19,992)
Purchase of common stock	(5,901)	(17,802)
Proceeds from exercise of stock options, net of shares purchased	5	82

Net cash (used in) provided by financing activities	(22,944)	196,598

Decrease in cash and cash equivalents	(15,779)	(22,654)
Cash and cash equivalents at beginning of year	183,612	181,839

Cash and cash equivalents at end of year	$167,833	$159,185

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2004	2003
Supplemental disclosures
Interest paid	$43,825	$49,015

Income taxes paid	$11,958	$13,909

Recognition of deferred tax assets attributable to SFAS No. 115	$1,367	$3,283

Acquisition of other real estate owned through foreclosure	$3,957	$4,379

Issuance of restricted stock awards	$1,463	$2,413

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2004	2003
Balances at January 1	$366,483	$377,603
Net earnings	31,109	29,065
Other comprehensive income, net of taxes:
Changes in unrealized gains on securities, available for sale	(2,164)	(5,475)

Comprehensive income	28,945	23,590
Cash dividends declared	(19,787)	(19,992)
Purchase of common stock	(5,901)	(17,802)
Exercise of stock options, net of shares purchased	5	82
Restricted stock awards	93	(1)
Amortization of restricted stock awards	1,514	2,586

Balances at September 30	$371,352	$366,066

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited, dollars in thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (Bancorp), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of Bancorp, a bank and savings and loan holding company, include the accounts of Bancorp and its wholly-owned subsidiaries - First Financial Bank, Community First Bank & Trust, Fidelity Federal Savings Bank, Citizens First State Bank, Heritage Community Bank, Sand Ridge Bank, First Financial Bancorp Service Corp., and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Bancorp’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to Bancorp arises from its obligation to make payment in the event of the customers’ contractual default. As of September 30, 2004, Bancorp had issued standby letters of credit aggregating $43,217 compared to $42,229 issued as of December 31, 2003. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of Bancorp’s allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Bancorp had commitments outstanding to extend credit totaling $490,592 at September 30, 2004 and $480,632 at December 31, 2003. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME

Bancorp discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the nine and three months ended September 30, 2004 and 2003 are shown in the table below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$31,109	$29,065	$10,824	$7,824
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(2,170)	(5,417)	7,447	(5,148)
Less: reclassification adjustment for gains included in net income	(6)	58	(6)	18

Other comprehensive income	(2,164)	(5,475)	7,453	(5,166)

Comprehensive income	$28,945	$23,590	$18,277	$2,658

NOTE 4: ACCOUNTING FOR DERIVATIVES

Bancorp follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for its derivative activities. Bancorp has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. Bancorp utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows Bancorp’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow Bancorp to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. Bancorp had interest rate swaps with a notional value of $11,961 at September 30, 2004 and $12,549 at December 31, 2003. The fair value of the swaps was an unrealized loss of $179 and $305 at September 30, 2004 and 2003, respectively. These amounts are included with other assets on the balance sheet. The fair value adjustment was made to the hedged item on the balance sheet.

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

NOTE 5: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trust, which appears on the balance sheet, are commonly known as Trust Preferred Securities. The subsidiary trust holds solely the junior subordinated debt securities of Bancorp (the debentures). Capital securities were issued in third quarter of 2003 by a statutory business trust - First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust - First Financial (OH) Statutory Trust I. Bancorp owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of Bancorp. The interest rate is variable and is subject to change every three months. The base index is three month LIBOR (London Inter-Bank Offered Rate). On September 30, 2004, the rates on Trust I and Trust II were 5.35% and 4.69%, respectively. Bancorp has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures issued in 2003 are first redeemable, in whole or in part, by Bancorp on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of September 30, 2004 was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by Bancorp on September 25, 2007 and mature on September 25, 2032. The amount outstanding, net of offering costs, as of September 30, 2004 was $10,000.

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

NOTE 6: STOCK OPTIONS

As of September 30, 2004, Bancorp had two stock-based compensation plans. Bancorp accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$31,109	$29,065	$10,824	$7,824
Add: restricted stock expense, net of taxes, included in net income	984	1,681	293	969
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,169	1,966	351	1,057

Pro forma net earnings	$30,924	$28,780	$10,766	$7,736

Earnings per share
Basic—as reported	$0.71	$0.65	$0.25	$0.18

Basic—pro forma	$0.71	$0.65	$0.25	$0.18

Diluted—as reported	$0.71	$0.65	$0.25	$0.18

Diluted—pro forma	$0.70	$0.65	$0.25	$0.18

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$2,573	$2,203	$852	$734
Interest cost	2,111	1,938	705	646
Expected return on plan assets	(1,834)	(1,542)	(608)	(514)
Amortization of transition asset	(60)	(60)	(20)	(20)
Amortization of unrecognized prior service cost	110	189	37	63
Amortization of actuarial loss	617	398	207	133

Net periodic benefit cost	$3,517	$3,126	$1,173	$1,042

Some of Bancorp’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$63	$65	$21	$22
Amortization of unrecognized prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	(31)	(45)	(10)	(15)

Net periodic postretirement benefit cost	$29	$17	$10	$6

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

Bancorp expects to complete its original plan for regionalization in the first quarter of 2005. Subject to regulatory approval, the plan calls for the merger of Citizens First State Bank and Fidelity Federal Savings Bank into Community First Bank & Trust, headquartered in Celina, Ohio.

Additionally, Bancorp plans to merge its Columbus, Indiana-headquartered Heritage Community Bank affiliate into First Financial Bank, headquartered in Hamilton, Ohio. Subject to regulatory approval, this merger is expected to occur in the first half of 2005. While this was not included in Bancorp’s original plan for regionalization, Bancorp has recently concluded that such a merger is the best strategic direction for the affiliates serving the contiguous markets of southeastern Indiana, southwestern Ohio, and northern Kentucky. Bancorp’s current plan is to operate three regional financial institutions: First Financial Bank, Sand Ridge Bank, and Community First Bank & Trust. The approximate asset size and the region served by each of these banks will be as follows: First Financial Bank with $2 billion serving southeastern Indiana, southwestern Ohio, and northern Kentucky; Sand Ridge Bank with $881 million serving northwestern Indiana and southern Michigan; and Community First Bank & Trust with $1.1 billion serving northeastern Indiana and northwestern Ohio.

Bancorp expects the non-recurring costs associated with the merger of Heritage Community Bank into First Financial Bank to be two cents per share in the fourth quarter of 2004. Resulting annual savings are expected to be one to two cents per share fully realized in 2005. With the departure of the CEO of Heritage Community Bank, in September of this year, C. Douglas Lefferson, First Financial Bancorp senior vice president and chief financial officer and Heritage Community Bank board chairman, has been the interim CEO for Heritage.

NOTE 9: SUBSEQUENT EVENT

On October 29, 2004, Bancorp delivered to James C. Hall, its Executive Vice President, a written 30-day notice of termination terminating that certain Employment Agreement between James C. Hall and Bancorp, dated June 21, 2001, as amended (the “Employment Agreement”). Mr. Hall’s termination is a result of a decision to eliminate his position as Executive Vice President. Other than the Employment Agreement, there does not exist any material relationship between Bancorp or its affiliates and Mr. Hall.

Pursuant to the terms of the Employment Agreement, Mr. Hall is entitled to receive his full salary and benefits during the 30-day period commencing October 29, 2004. After November 29, 2004, provided that Mr. Hall provides Bancorp with a release and a covenant not to sue for all claims arising out of his employment and termination of employment as provided in the Employment Agreement, Mr. Hall is entitled to receive the following benefits: (i) his base salary of $21,727 per month for a period of 24 months from November 29, 2004; (ii) a lump sum payment of $30,082 which represents 2.0 times Mr. Hall’s most recent payment under the performance incentive plan; (iii) continuation of employer paid health benefits as if employed until November 29, 2006; and (iv) payment for outplacement services(at a cost not to exceed $13,037).

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2004			2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Net Earnings	$10,824	$10,337	$9,948	$8,841	$7,824
Net earnings per share-basic	0.25	0.24	0.23	0.20	0.18
Net earnings per share-diluted	0.25	0.24	0.23	0.20	0.18
Average consolidated balance sheet items:
Loans less unearned income	$2,920,472	$2,859,043	$2,819,711	$2,805,667	$2,829,582
Investment securities	729,627	767,667	799,823	798,727	778,365
Other earning assets	9,818	13,827	12,279	13,559	15,845

Total earning assets	3,659,917	3,640,537	3,631,813	3,617,953	3,623,792
Total assets	3,932,743	3,907,566	3,894,900	3,886,012	3,894,426
Noninterest-bearing deposits	409,237	405,098	395,894	399,611	392,862
Interest-bearing deposits	2,518,080	2,514,194	2,530,912	2,553,934	2,592,383

Total deposits	2,927,317	2,919,292	2,926,806	2,953,545	2,985,245
Borrowings	585,529	564,710	542,380	516,952	486,825
Shareholders’ equity	364,495	364,574	367,628	364,653	366,978
Key Ratios
Average equity to average total assets	9.27%	9.33%	9.44%	9.38%	9.42%
Return on average total assets	1.09%	1.06%	1.03%	0.90%	0.80%
Return on average equity	11.81%	11.40%	10.88%	9.62%	8.46%
Net interest margin	3.93%	3.98%	4.00%	3.74%	3.98%
Net interest margin (fully tax equivalent)	4.02%	4.07%	4.10%	3.84%	4.08%

NET INTEREST INCOME

Net interest income, Bancorp’s principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.

Net interest income for the third quarter of 2004 was $36,201, compared to $36,373 in the third quarter of 2003, a decline of 0.47% or $172. Net interest income on a linked-quarter basis (third quarter 2004 compared to second quarter 2004) remained relatively stable, increasing by $201 or 0.56%. Net interest income for 2004 on a year-to-date basis decreased $2,430 or 2.19% from the comparable period in 2003. Bancorp’s net interest margin decreased to 3.93% in the third quarter of 2004 from 3.98% in the third quarter of 2003. Year-to-date net interest margin was 3.97% compared to 4.17% in 2003. Linked quarter net interest margin has decreased five basis points from 3.98% to 3.93% due to the strategic decision to lengthen the maturities of interest-bearing liabilities in a relatively low interest rate environment.

Average loans, net of unearned income, for the third quarter of 2004 increased 3.21% and year-to-date average loans, net of unearned income, increased 2.28% from the comparable periods a year ago. This increase was achieved even though Bancorp sold approximately $46 million in loan balances through branch sales, a distressed loan portfolio sale, and a mobile home portfolio sale since the third quarter of 2003. Primarily, loan growth has been centered in the commercial real estate category as demand improved primarily in the southwestern Ohio market. On a linked-quarter basis, average outstanding loan balances were 2.15% higher, reflecting growth in commercial and residential real estate, installment, and real estate construction loans.

Average deposit balances for the third quarter decreased $57,928 or 1.94% and year-to-date average deposits were relatively flat from the comparable periods a year ago. Since the third quarter of 2003, deposit balances were impacted by the sale of two banking centers that reduced deposit balances by $48 million. Bancorp also opened three new banking centers in growing markets—two in the fourth quarter of 2003 and one in the second quarter of 2004. Construction is underway for two new offices expected to open in December of 2004. Bancorp continues to evaluate its branch network for opportunities to better position itself for both growth and service.

	Quarter Ended
	2004			2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Interest income	$51,151	$50,126	$50,823	$49,055	$52,148
Interest expense	14,950	14,126	14,666	14,962	15,775

Net interest income	36,201	36,000	36,157	34,093	36,373
Tax equivalent adjustment to interest income	778	819	860	885	900

Net interest income (fully tax equivalent)	$36,979	$36,819	$37,017	$34,978	$37,273

Average earning assets	3,659,917	3,640,537	3,631,813	3,617,953	3,623,792
Net interest margin *	3.93%	3.98%	4.00%	3.74%	3.98%
Net interest margin (tax equivalent adjustment)	4.02%	4.07%	4.10%	3.84%	4.08%

*	Margins are calculated using net interest income annualized divided by average earning assets

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the decrease in market interest rates had a significant effect on Bancorp’s rates impacting both interest income and interest expense for both the nine months and quarter ended September 30, 2004 in comparison to 2003. Bancorp’s adjustable and variable rate loans repriced downward at a greater magnitude than Bancorp was able to lower its deposit costs. The increase in volume on earning assets affected interest income more than the increase in volume on interest-bearing liabilities affected interest expense. While the effect of the change in volume was to increase net interest income, the change in the rates was greater causing overall net interest income to decrease for both the third quarter and the year of 2004 from the comparable periods of 2003. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Nine Months			Three Months
	Ended	Change Due To:		Ended	Change Due To:
	Sep. 30, 2004			Sep. 30, 2004
	Over 2003	Rate	Volume	Over 2003	Rate	Volume
Interest income	($7,134)	($11,194)	$4,060	($997)	($1,513)	$516
Interest expense	(4,704)	(6,292)	1,588	(825)	(968)	143

Net interest income	($2,430)	($4,902)	$2,472	($172)	($545)	$373

OPERATING RESULTS

Net earnings for the first nine months of 2004 were $31,109 or $0.71 in diluted earnings per share versus $29,065 or $0.65 for the first nine months of 2003. This 9.23% increase in diluted earnings per share was the result of a decline in the provision for loan loss expense of $4,580 from the first nine months of 2003 and an increase in noninterest income of $2,177 for the same period. These positive effects were partially offset by negative variances in net interest income of $2,430 as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections and noninterest expense of $1,760. Net earnings for the third quarter of 2004 were $10,824 or $0.25 in diluted earnings per share compared to $7,824 or $0.18 in diluted earnings per share for the same period in 2003—an increase in earnings per share of 38.89%.

Third quarter 2004 noninterest income was $16,016, an increase of 5.86% from the third quarter of 2003. Service charge income decreased $64 or 1.28% from the same quarter a year ago, largely due to the sale of $48 million in retail deposit balances since the third quarter of 2003. Trust revenues for the third quarter of 2004 increased 4.17% or $151 from the comparable period last year primarily as a result of year-over-year market value improvements. Bankcard interchange income increased $249 or 21.58% due to increased card usage. Gains on the sale of mortgage loans were $424 for the third quarter of 2004 versus $1,978 for the comparable period in 2003, a decrease of $1,554. The other category of noninterest income increased $2,141 or 63.68% from a year ago. Included in other noninterest income for the third quarter of 2004 was the recapture of impairment charges on the mortgage-servicing assets of approximately $256 compared with impairment charges of $ 1,072 for the third quarter of 2003, a net change of $1,328. Also included in the third quarter of 2004 was a gain on the sale of the Kewanna office of Indiana Lawrence Bank of approximately $750 versus a gain on the sale of the Chickasaw office of Community First Bank & Trust in the same quarter of 2003 of approximately $1,000. This increase was also due to improvements in brokerage income, income from the life insurance asset, and the insurance line of business.

Year-to-date noninterest income increased $2,177 to $45,362 in 2004. This increase was primarily the result of an increase in trust fees, additional life insurance income, and increased brokerage fees. Recapture of impairment on the mortgage-servicing assets was approximately $943 in 2004 compared with impairment charges of $1,700 in 2003. This positive swing was also offset on a year-to-date basis by a decrease in gains on sale of mortgage loans of $3,369 to $1,121 in 2004 from $4,490 in the comparable period a year ago.

Total noninterest expense decreased $1,297 or 3.63% for the third quarter of 2004 from the third quarter of 2003. Salaries and employee benefits decreased $2,173 or 10.03% due to the $3.1 million Separation Agreement and Release charge in the third quarter of 2003 for former CEO, Stanley N. Pontius. The decrease was partially offset by other severance charges in the third quarter of 2004 of approximately $300. Net occupancy expenses for the third quarter of 2004 increased $220 or 11.59% as a result of increased building rent, depreciation, and related expenses. Data processing expense for the quarter increased $83 or 4.91%. Professional services increased $478 or 40.34% from the third quarter of 2003 primarily due to direct consulting work in regard to Sarbanes-Oxley Section 404 control documentation and testing. Year-to-date noninterest expense for 2004 was $1,760 or 1.77% more than 2003 as a result of higher salaries and employee benefits, net occupancy expenses, data processing, professional services, and other expenses as discussed above.

INCOME TAXES

For the first nine months of 2004, income tax expense was $14,596 compared to $14,073 for the same period in 2003, or an increase of $523. In 2004, $14,601 of the tax expense was related to operating income with a tax benefit of $5 related to securities transactions. In the first nine months of 2003, income tax expense related to operating income was $14,111, with a tax benefit of $38 related to securities transactions. Bancorp’s effective taxes rates for the first nine months of 2004 and 2003 were 31.94% and 32.62%, respectively.

Income tax expense for the third quarter of 2004 was $4,854, an increase of $1,279 when compared to $3,575 reported for the same period in 2003. Tax expense related to operating income totaled $4,856 and $3,565 for the quarters ended September 30, 2004 and 2003, respectively, with a tax benefit of $2 and a tax expense of $10 related to securities transactions for the those quarters, respectively. Bancorp’s effective tax rates for the thirds quarters of 2004 and 2003 were 30.96% and 31.34%, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on Bancorp’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The evaluation of these factors is completed by a group of senior officers from the risk management, credit administration, financial, and lending areas.

The provision for loan loss expense for the third quarter of 2004 was $2,097 compared to $4,364 for the same period in 2003. Net charge-offs of $1,331 for the third quarter were $3,229 less than the $4,560 net charge-offs for the third quarter of 2003. Year-to-date provision expense was $6,940 or $4,580 less than 2003. Year-to-date net charge-offs were $6,121 in 2004, down $4,896 from the $11,017 recorded in 2003. Decreases in commercial loans charged-off and continued strong recoveries on commercial and consumer loans positively impacted net charge-offs for both the third quarter and year-to-date. The percentage of net charge-offs to average loans for the third quarter of 2004 was 0.18% compared to 0.64% for the same period in 2003. The percentage of net charge-offs to average loans was 0.29% for year-to-date 2004, compared to 0.53% for the same period in 2003. Bancorp continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.66% at quarter end versus 1.73% for the same quarter a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb inherent credit losses.

At September 30, 2004 and 2003, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $3,672 and $8,207, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,497 at September 30, 2004, and $2,162 at September 30, 2003. At September 30, 2004 and 2003, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarter ended September 30, 2004, and 2003, was approximately $3,833 and $5,120. For the nine months and quarter ended September 30, 2004, Bancorp recognized interest income on those impaired loans of $229 and $130 compared to $123 and $22 for the same period in 2003. Bancorp recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2004			2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Balance at beginning of period	$47,824	$47,672	$47,771	$48,680	$48,876
Provision for loan losses	2,097	2,243	2,600	7,422	4,364
Loans charged off	(2,124)	(3,289)	(4,282)	(9,482)	(5,460)
Recoveries	793	1,198	1,583	1,151	900

Net charge-offs	(1,331)	(2,091)	(2,699)	(8,331)	(4,560)

Balance at end of period	$48,590	$47,824	$47,672	$47,771	$48,680

Ratios:
Allowance to period end loans, net of unearned income	1.66%	1.65%	1.68%	1.71%	1.73%
Recoveries to charge-offs	37.34%	36.42%	36.97%	12.14%	16.48%
Allowance as a multiple of net charge-offs	36.51	22.87	17.66	5.73	10.68

NONPERFORMING/UNDERPERFORMING ASSETS

Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $12,752 to $28,394 at the end of the third quarter of 2004 from $41,146 at the end of the third quarter of 2003. On a linked quarter basis, total underperforming assets remained relatively constant, decreasing $201. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans decreased $6,171 from the third quarter of 2003, and $520 from the linked quarter. Restructured loans decreased significantly from $6,532 a year ago to $2,344 at September 30, 2004. Other real estate owned decreased $323 from the third quarter of 2003.

The nonperforming assets to ending loans ratio decreased to 0.93% as of September 30, 2004, from 1.34% as of the end of the third quarter of 2003. This ratio has shown steady improvement each quarter since September of 2003.

Accruing loans past due 90 days or more decreased 64.97% to $1,116 at the end of the third quarter of 2004 from $3,186 at the end of the third quarter of 2003.

Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, for which there is not a likelihood of becoming current, are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. Bancorp does not have a concentration of credit in any particular industry.

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2004			2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Nonaccrual loans	$22,203	$22,723	$26,586	$25,980	$28,374
Restructured loans	2,344	2,936	3,373	3,821	6,532
Other real estate owned	2,731	2,215	3,070	3,207	3,054

Total nonperforming assets	27,278	27,874	33,029	33,008	37,960
Accruing loans past due 90 days or more	1,116	721	1,345	1,872	3,186

Total underperforming assets	$28,394	$28,595	$34,374	$34,880	$41,146

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.93%	0.96%	1.16%	1.18%	1.34%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	0.97%	0.99%	1.21%	1.24%	1.46%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management is the process by which Bancorp provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Average deposits on a linked quarter basis increased $8,025. However, year-to-date average deposits are down $20,110 from the prior year. Year-to-date average deposits would have increased had it not been for the sale of two banking centers which resulted in a decrease in deposits of $48,000. Short-term borrowings decreased $14,746 from year-end, while long-term borrowings increased $34,971, in conjunction with asset/liability management and funding strategies.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2004, securities maturing in one year or less amounted to $15,269, representing 2.16% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2004, amounted to $709,103, representing 17.89% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At September 30, 2004, Bancorp had classified $693,255 in investment securities available-for-sale. Management examines Bancorp’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate and on a consolidated basis. Liquidity may be used to fund capital expenditures. Capital expenditures were $8,168 for the first nine months of 2004. In addition, remodeling is a planned and ongoing process given the 106 offices of Bancorp and its subsidiaries. Material commitments for capital expenditures as of September 30, 2004, were approximately $7,397 which primarily reflects commitments for four new branches. Management believes that Bancorp has sufficient liquidity to fund its current commitments.

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

Bancorp’s Tier I ratio at September 30, 2004, was 13.24%, its total risked-based capital was 14.50% and its leverage ratio was 9.35%. While Bancorp subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2004			2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Tier I Capital
Shareholders’ equity	$371,352	$361,203	$370,815	$366,483	$366,066
Trust preferred securities	30,000	30,000	30,000	30,000	30,000
Nonqualifying intangible assets	(32,472)	(26,504)	(32,862)	(31,352)	(32,026)
Unrealized net securities gains	(4,351)	(3,102)	(8,819)	(6,515)	(5,748)

Total tier I capital	$364,529	$361,597	$359,134	$358,616	$358,292

Total risk-based capital
Tier I capital	$364,529	$361,597	$359,134	$358,616	$358,292
Qualifying allowance for loan losses	34,579	34,983	34,197	34,119	34,830

Total risk-based capital	$399,108	$396,580	$393,331	$392,735	$393,122

Risk weighted assets	$2,752,339	$2,785,789	$2,722,261	$2,715,858	$2,772,571

Risk-based ratios:
Tier I	13.24%	12.98%	13.19%	13.20%	12.92%

Total risk-based capital	14.50%	14.24%	14.45%	14.46%	14.18%

Leverage	9.35%	9.33%	9.30%	9.30%	9.28%

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

ACCOUNTING AND REGULATORY MATTERS

The $6,718 in lease financing presented on Bancorp’s balance sheet in the loan portfolio was reviewed in the first quarter of 2003 and has been determined to be largely operating leases rather than direct financing leases, as they are currently reported. Due to the immateriality of the lease portfolio, amounts currently presented as direct financing leases will continue to be reported as such until their maturity. The related balance sheet and income statement impact of the misclassification is immaterial. The difference in presentation between direct financing leases and operating leases is the asset classification on the balance sheet and the timing and classification of the income from the transactions. Operating leases are reported as fixed assets with periodic depreciation expense and rental income, whereas direct financing leases are reported as loan assets with periodic interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

     Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the disclosure controls and procedures). Bancorp’s Chief Executive Officer and Chief Financial Officer, together with members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

     There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds.

(a)	The provisions of the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (“Incentive Plan”) and the First Financial Bancorp. 1999 Stock Option Plan of Non-Employee Directors (together, the “Plans”) provide that participants in the Plans may elect to have shares of Bancorp’s common stock withheld by the company (i) to pay the exercise price and all taxes required by law to be withheld upon the exercise of a stock option, and (ii) (under the Incentive Plan only) to pay all taxes required by law to be withheld upon the vesting of a restricted stock award. Beginning in January of 2001, Bancorp adopted a procedure under which shares of its common stock withheld upon the exercise of certain stock options and upon the vesting of restricted stock awards, for the purposes described above, were accumulated by Bancorp and then delivered on a quarterly basis to a broker for resale. The broker sold to the public the common shares at market price on a date within its discretion and remitted the proceeds (net of sales commissions) to Bancorp. Bancorp has recently become aware that, although shares of common stock issued to participants under the Plans were registered pursuant to the Securities Act of 1933 (“Securities Act”), the shares withheld by Bancorp and subsequently sold as described above were not. Bancorp has discontinued this procedure.

The following table sets forth the date and number of shares, the price per share, the aggregate price and the aggregate commissions for shares of unregistered common stock sold by Bancorp pursuant to the above-described procedure within the last three years.

		Price	Aggregate	Aggregate
Trade Date	No. of Shares	Per Share	Offering Price	Commissions
4/16/2004	6,683	$17.75	$118,623.25	$668.30
4/19/2004	6,000	17.65	105,900.00	600.00
4/20/2004	1,000	17.96	17,960.00	100.00
12/23/2003	528	16.52	8,722.56	52.80
10/2/2003	3,540	15.20	53,808.00	354.00
4/2/2003	8,707	16.10	140,182.70	5.00
4/1/2003	7,700	16.00	123,200.00	5.00
10/8/2002	194	17.94	3,480.36	0.00
6/11/2002	6,990	18.35	128,266.50	0.00
6/10/2002	6,000	18.35	110,100.00	0.00
6/7/2002	6,976	18.15	126,614.40	0.00
6/6/2002	800	18.40	14,720.00	0.00
6/3/2002	13,000	18.60	241,800.00	0.00
3/6/2002	4,706	15.80	74,354.80	0.00

The common shares sold pursuant to the above-described procedure were not exempt from registration under the Securities Act, and such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, those persons who purchased the unregistered common shares may have obtained “restricted securities” as that term is defined in Rule 144 of the Securities Act and may seek to rescind the transaction within one year following the date of purchase. Bancorp is in the process of attempting to identify those persons to whom the shares were sold within the last year. Bancorp believes that the amount of its rescission obligation, if any, under applicable federal securities laws to persons who purchased the unregistered common shares is not material and is estimated to be $31,000.

(c)	The following table shows the total number of shares repurchased in the third quarter of 2004.

Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)	(b)	of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through
July 31, 2004	43,710	$17.48	42,000	8,384,104
August 1 through
August 31, 2004	42,000	$17.42	42,000	8,342,104
September 1 through
September 30, 2004	26,999	$18.30	26,999	8,315,105

Total	112,709	$17.65	110,999	8,315,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to Bancorp’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
July 1 through
July 31, 2004	0	$0.00
August 1 through
August 31, 2004	0	0.00
September 1 through
September 30, 2004	0	0.00

Total	0	$0.00

Director Fee Stock Plan
July 1 through
July 31, 2004	1,710	$17.39
August 1 through
August 31, 2004	0	0.00
September 1 through
September 30, 2004	0	0.00

Total	1,710	$17.39

Stock Option Plans
July 1 through
July 31, 2004	0	$0.00
August 1 through
August 31, 2004	0	0.00
September 1 through
September 30, 2004	0	0.00

Total	0	$0.00

(2)	Bancorp has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003 1/25/2000	2,243,715 7,507,500	None None

Item 6. Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to Bancorp’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of Bancorp are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, Bancorp agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.10	First Financial Bancorp. 1999 Stock Option Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.11	First Financial Bancorp. 1999 Stock Incentive Plan for Non-Employee Directors, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.12	First Financial Bancorp. Director Fee Stock Plan, amended and restated effective April 20, 2004.

10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.16	Separation Agreement and Release between First Financial Bancorp. and Stanley N. Pontius dated October 15, 2003, and incorporated herein by reference to Exhibit 99.2 to Bancorp’s Form 8-K filed on October 16, 2003. File No. 000-12379.

10.17	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

23	Consent of Ernst & Young LLP, Independent Auditors, incorporated herein by reference to Exhibit 23 to the Form 10-K for the year ended December 31, 2003. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ C. Douglas Lefferson	/s/ J. Franklin Hall

C. Douglas Lefferson	J. Franklin Hall
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 11/08/04	Date 11/08/04