Form 10-K
period 2004-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2005-03-14
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2004, was $745,628,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of February 18, 2005, there were issued and outstanding 43,582,511 shares of registrant’s Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement which will be dated March 22, 2005 for the annual meeting of shareholders to be held April 26, 2005 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I

Item 1. Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (Bancorp), was formed in 1982. Bancorp is a bank and savings and loan holding company headquartered in Hamilton, Ohio.

Bancorp engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary institutions: First Financial Bank, National Association (First Financial), a national banking association, Community First Bank & Trust (Community First), an Ohio banking corporation, Citizens First State Bank (Citizens First), Heritage Community Bank (Heritage), and Sand Ridge Bank (Sand Ridge), all Indiana banking corporations, and Fidelity Federal Savings Bank (Fidelity Federal), a federal savings bank. First Financial Bancorp Service Corp. (Service Corp) is Bancorp’s operations subsidiary which serves Bancorp’s subsidiaries in regard to items processing, deposit services, loans operations, and similar processing functions. First Financial Capital Advisors LLC (FFCA) is Bancorp’s registered investment advisory company created to serve as investment advisor to The Legacy Funds Group, Bancorp’s proprietary mutual funds introduced in May of 2002, and assists Bancorp’s subsidiaries with the investment management of trust assets. Two other subsidiaries of Bancorp are First Financial (OH) Statutory Trust I (Statutory Trust I) and First Financial (OH) Statutory Trust II (Statutory Trust II) which were established to facilitate raising Tier I capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities. These two subsidiaries were deconsolidated effective January 1, 2004, in accordance with FASB Interpretation No. 46. Bancorp provides management and similar services for its subsidiary financial institutions. Since it does not itself conduct any operating businesses, Bancorp must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note 5 of the Notes to Consolidated Financial Statements appearing on page 32 of Bancorp’s Annual Report to Shareholders, which is incorporated by reference in response to this item.

The range of banking services provided by Bancorp’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. In addition, Bancorp’s financial institutions offer deposit services that include interest-bearing and noninterest-bearing deposit accounts and time deposits. Most subsidiaries provide safe deposit facilities. A full range of trust and asset management services is provided by Bancorp’s subsidiary banks, excluding the savings bank. Each subsidiary retains its local identity and operates under the direction of its own board of directors and officers.

Bancorp makes a variety of loans to individuals and businesses. Loan interest and fees make up the majority of Bancorp’s income, approximately 65.55% in 2004. The principal types of lending that Bancorp engages in are real estate, commercial, and consumer. Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may be either residential property (one to four family residential housing units) or commercial property (owner-occupied and investor income producing real estate, such as apartments, shopping centers, office buildings). The majority of residential real estate loans made by Bancorp’s subsidiary banks conform to secondary market loan standards. The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and the borrower’s overall credit performance. The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements.

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

Commercial loans are made to all types of businesses, from the local retail outlet for its seasonal sales needs, to the manufacturing company for new equipment financing. Bancorp’s subsidiaries work with rapidly growing businesses to meet their working capital needs while at the same time providing long-term financing for their acquisition and expansion plans. Some of our community banks work closely with agricultural customers to provide financing for new farm implements, livestock, and crop production. Credit risk is managed by a standard loan policy, established authorized credit limits, and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

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

Bancorp and its subsidiaries operate in one business segment—the financial institutions industry. Foreign transactions are nominal. Information regarding statistical disclosure required by Industry Guide 3 is included in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

At December 31, 2004, Bancorp and its subsidiaries employed 1,872 employees.

Bancorp’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and the telephone number is (513) 867-5447. Bancorp makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission, through its website, www.ffbc-oh.com under the “Investor Information” link, under “SEC Filings.”

Subsidiaries

The following table lists each of Bancorp’s subsidiaries, their acquisition dates, the number of offices that each subsidiary has, their total deposits, and the number of ATMs owned by each subsidiary:

		Deposits
	Acquisition	12/31/04	Number of	Number of
Subsidiary/Location	Date	($ in 000)	Offices	ATMs
First Financial/ Hamilton, Ohio	04/26/83	$1,355,730	37	43
Community First/ Celina/Van Wert, Ohio	04/29/83	633,680	32	23
Fidelity Federal/ Marion, Indiana	09/21/90	79,121	3	2
Citizens First/ Hartford City, Indiana	10/01/90	80,920	5	5
Heritage/ Columbus, Indiana	01/04/93	190,859	14	14
Sand Ridge/ Highland, Indiana	06/01/99	699,504	16	27
Service Corp/ Middletown, Ohio	06/01/99	N/A	1	0
FFCA/ Hamilton, Ohio	05/13/02	N/A	1	0
Statutory Trust I/ Hamilton, Ohio	09/25/02	N/A	1	0
Statutory Trust II/ Hamilton, Ohio	07/15/03	N/A	1	0

Historically, Bancorp has operated under a community banking philosophy. In the past, this philosophy was implemented by small, multiple banking subsidiaries. In January of 2001, Bancorp began a process of regionalization and market expansion, known as “Project Renaissance,” the purpose of which was to reduce the number of banking subsidiaries to four and to convert each banking subsidiary to a common data processing system. Bancorp initiated this plan to gain efficiencies through consolidation, to provide a structure with a smaller number of subsidiaries that could more easily be managed, and to better position the company for growth; for instance, by reducing operational burdens on certain employees and enabling them to focus more on customer sales and service. To date, all data processing conversions have been completed and three of the four regional financial institutions have been formed.

In November of 2001, Bancorp completed the first consolidation of “Project Renaissance” by merging four of its wholly owned subsidiaries, Union Bank & Trust Company, Peoples Bank and Trust Company, Farmers State Bank, and Vevay Deposit Bank, to form Heritage, which is headquartered in Columbus, Indiana.

In July of 2002, Bancorp formed its second regional financial institution by merging two of its wholly owned subsidiaries, First National Bank of Southwestern Ohio and Hebron Deposit Bank, to form First Financial, which is headquartered in Hamilton, Ohio.

Bancorp merged three of its wholly owned subsidiaries, Bright National Bank, National Bank of Hastings, and Sand Ridge, in November of 2002. Sand Ridge, which is headquartered in

Schererville, Indiana, is the surviving subsidiary and became the third regional financial institution to be formed under “Project Renaissance.”

In the third quarter of 2004, Bancorp’s subsidiaries, The Clyde Savings Bank Company and Indiana Lawrence Bank merged into Community First, which began the process of forming Bancorp’s fourth and final regional financial institution. Bancorp expects to complete its original plan for regionalization in the first quarter of 2005. Subject to regulatory approval, the plan calls for the merger of Citizens First into Community First, which will maintain its headquarters in Celina, Ohio.

Additionally, Bancorp plans to merge Heritage into First Financial which will maintain its headquarters in Hamilton, Ohio. Subject to regulatory approval, this merger is expected to occur in the first quarter of 2005. While this was not included in Bancorp’s original plan for regionalization, Bancorp has recently concluded that such a merger is the best strategic direction for the banks serving the contiguous markets of southeastern Indiana, southwestern Ohio, and northern Kentucky.

Bancorp has adopted a new strategic plan, which provides for a new organizational structure for Bancorp. Upon regulatory approval, Bancorp’s new strategic plan calls for operating as a single bank subsidiary under one charter. The single bank subsidiary would operate in three regions under three “doing business as” names: First Financial Bank, Sand Ridge Bank, and Community First Bank & Trust. The approximate asset size of and the region served by each of these banks will be as follows: First Financial Bank with $2 billion serving southeastern Indiana, southwestern Ohio, and northern Kentucky; Sand Ridge Bank with $884 million serving northwestern Indiana and southern Michigan; and Community First Bank & Trust with $1.1 billion serving northeastern Indiana and northwestern Ohio.

Bancorp will also organize its trust, investment, brokerage, and private banking into a wealth-management line of business. This will include Bancorp’s family of proprietary mutual funds, The Legacy Funds Group, introduced in May of 2002. Management intends to change the name of its insurance business from Flagstone Insurance and Financial Services to First Financial Insurance. Non-client support functions will be aligned to support the combined company.

Bancorp still believes in the philosophy of community banking. Bancorp’s goal in this process is to achieve efficiencies of size and standardization, while maintaining each subsidiary’s customer relationships.

Market and Competitive Information

Bancorp, through its regionalization efforts, is focusing its subsidiary banks around three broad geographic regions. One region will be covered by the consolidation of Heritage and First Financial, which will serve the southeastern Indiana, southwestern Ohio, and northern Kentucky markets. The second region is covered by Sand Ridge, which serves northwestern Indiana and southern Michigan. The third region will be covered by the consolidation of Citizens First and Community First, which will serve northwestern Ohio and central to northeastern Indiana. Upon implementation of the new strategic plan described above, Bancorp will continue to serve these same markets. Each of the three geographic regions will be served by a single bank subsidiary “doing business as” First Financial Bank, Sand Ridge Bank, and Community First Bank & Trust, in each of the three regions, respectively.

The market areas in the three geographic regions include many different types of activities, such as manufacturing, agriculture, education, healthcare, and service based economies. Within these regions, growth is projected to continue in key demographic groups and in levels of population. Core demographic measures evaluated by Bancorp include income levels, median household income, and population growth within key segments. The Midwest markets that Bancorp serves have experienced a slowing and more uncertain economy from 2002 through 2003, as indicated by such items as increased unemployment rates and personal bankruptcy growth rates in Ohio and Indiana. However, 2004 showed signs of economic recovery. Given these economic factors, Bancorp expects continued stable to improving trends, although moderate fluctuations could occur.

Bancorp, as a mid-sized regional bank holding company, believes it is well positioned to compete in these markets. Smaller than super-regional and multi-national bank holding companies, Bancorp believes it can meet the needs of its markets through a local decision making network of local management. Bancorp believes it is better positioned to compete for business than some smaller banks that may have size or geographic limitations. Bancorp’s strategy is to differentiate itself by providing superior customer service and delivering innovative products in its markets. Bancorp’s targeted customers include individuals and small to medium sized businesses within the geographic region of the subsidiary banks’ branch networks. Through the delivery systems of branches, automated teller machines (ATM’s), internet banking, and telephone based transactions, we meet the needs of our customers in an ever-changing marketplace.

Bancorp faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by Bancorp’s subsidiaries. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Bancorp’s subsidiaries. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from entities other than financial institutions will continue to grow.

Regulation

First Financial, as a national banking association, is subject to supervision and regular examination by the Comptroller of the Currency. Community First, as an Ohio state chartered bank, is subject to supervision and regular examination by the Superintendent of Banks of the State of Ohio. First Financial, Community First, Heritage, and Sand Ridge are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act. Community First, Heritage, and Sand Ridge are also subject to regular examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Citizens First, Heritage, and Sand Ridge, as Indiana state chartered banks, are subject to supervision and regular examination by the Indiana Department of Financial Institutions. Fidelity Federal, as a federal savings bank, is subject to supervision and regular examination by the Office of Thrift Supervision. Since Fidelity Federal is located in Indiana, it is also subject to examination by the Indiana Department of Financial Institutions. All depository institutions are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act.

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

The earnings of banks, and, therefore, the earnings of Bancorp (and its subsidiaries), are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

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

Compliance Matter

On July 2, 2002, Community First, which represented 21.77% of Bancorp’s December 31, 2004, total assets, entered into an agreement with the Federal Reserve Board regarding the steps necessary to bring the bank into compliance with the Bank Secrecy Act. Community First has fully satisfied the provisions of the agreement, and, as a result, the agreement was terminated by the Federal Reserve Board effective January 29, 2004.

Item 2. Properties.

The registrant and its subsidiaries operate from 106 banking offices and one service center. The service center and 54 banking offices are located in Ohio, including Bancorp’s executive office in Hamilton, Ohio. Additionally, 47 offices are located in Indiana, three in Kentucky, and two in Michigan.

Item 3. Legal Proceedings.

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders during the fourth quarter of 2004.

Additional Item — Executive Officers.

Shown in the table below are the executive officers of Bancorp as of December 31, 2004. The executive officers are either officers of Bancorp or officers of a subsidiary of Bancorp who perform policy making functions for Bancorp. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	44	President & Chief Executive Officer, Bancorp
C. Douglas Lefferson	40	Executive Vice President & Chief Financial Officer, Bancorp
C. Thomas Murrell, III	61	Senior Vice President & Chief Credit Officer, Bancorp
Robert C. Oberg	44	Senior Vice President & Chief Risk Officer, Bancorp
J. Franklin Hall	36	First Vice President, Controller, & Director of Finance, Bancorp
Rex A. Hockemeyer	51	President & Chief Executive Officer, Service Corp.
Mark W. Immelt	59	President & Chief Executive Officer, First Financial

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis joined Bancorp as president, chief executive officer, and a member of the board of directors on October 1, 2004. Mr. Davis also serves on the boards of directors of Community First, First Financial (where he is also chairman of the board) and Sand Ridge. At the time he joined Bancorp, Mr. Davis was senior vice president at Irwin Financial Corporation and chairman of Irwin Union Bank and Trust (the company’s lead bank), positions he had held since May of 2003. Prior to that, Mr. Davis served as president of Irwin Union Bank and Trust for seven years. Mr. Davis originally joined Irwin Financial Corporation and Irwin Union Bank and Trust in 1987 as vice president and controller.

C. Douglas Lefferson became executive vice president and chief financial officer of Bancorp, effective December 13, 2004, after having served as its senior vice president and chief financial officer since January 11, 2002. He had served as first vice president and comptroller of Bancorp since November 25, 1998. Previously, Mr. Lefferson had served as vice president and chief financial officer of First Financial since July of 1997, its vice president and comptroller since December of 1995 and its assistant vice president and assistant comptroller since 1993.

C. Thomas Murrell joined Bancorp on April 30, 2001, as senior vice president and chief lending officer. In December of 2004, his title was changed to senior vice president and chief credit officer. Prior to joining Bancorp, Mr. Murrell spent most of his thirty years in banking in Kentucky, with his most recent position at Firstar, N.A. (now known as US Bancorp) in Cincinnati, Ohio.

Robert C. Oberg joined Bancorp on June 17, 2002, as senior vice president and chief risk officer. Mr. Oberg began his banking career in 1984 as a bank examiner for the Comptroller of the Currency and prior to joining Bancorp was vice president of risk management for SouthTrust Bank in Birmingham, Alabama.

J. Franklin Hall became First Vice President, Controller, and Director of Finance for Bancorp effective December 13, 2004. He served as its vice president and controller since January 11, 2002. He joined Bancorp in June of 1999 as a financial officer, advanced to assistant vice president in 2000 and became vice president on June 1, 2001. Prior to joining Bancorp, Mr. Hall was a senior financial analyst at Firstar Bank, N.A. (now known as US Bancorp) in Cincinnati, Ohio.

Rex A. Hockemeyer serves as president and chief executive officer of Bancorp’s operations subsidiary, the Service Corp. From July of 2002 until December of 2004, he served as senior vice president, Information Technology of Bancorp. He joined the Service Corp as senior vice president, with responsibility for information technology and product strategy, when this subsidiary was formed in 1999. Prior to joining the operations subsidiary, Mr. Hockemeyer had also served Bancorp as first vice president and director of information technology. He joined First Financial in 1994 as vice president in the information technology area.

Mark W. Immelt has served as president and chief executive officer of First Financial since December of 1999. From July of 1997 until December of 2004, he served as senior vice president of Bancorp. Mr. Immelt joined First Financial in December of 1996, as senior vice president and senior trust officer. Before joining First Financial, he spent 28 years managing personal trust, corporate trust, employee benefit programs, and private banking programs in the northern Indiana and northeastern Ohio area.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Bancorp had 4,254 common stock shareholders of record as of February 18, 2005. Bancorp’s common stock is listed on The Nasdaq Stock Market®. The information contained on page 48 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference in response to this item.

In connection with the payment of cash dividends, under the terms of a short-term revolving line of credit agreement, Bancorp may not declare or pay cash dividends in any fiscal year that exceed 70% of Bancorp’s consolidated net income for the immediately preceding fiscal year.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2004.

Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)	(b)	of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
October 1 through October 31, 2004	1,748	$17.29	0	8,315,105
November 1 through November 30, 2004	17,078	$17.37	0	8,315,105
December 1 through December 31, 2004	26,000	$17.52	26,000	8,289,105

Total	44,826	$17.46	26,000	8,289,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to Bancorp’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
October 1 through October 31, 2004	0	$0.00
November 1 through November 30, 2004	11,422	17.51
December 1 through December 31, 2004	0	0.00

Total	11,422	$17.51

Director Fee Stock Plan
October 1 through October 31, 2004	1,355	$17.20
November 1 through November 30, 2004	0	0.00
December 1 through December 31, 2004	0	0.00

Total	1,355	$17.20

Stock Option Plans
October 1 through October 31, 2004	393	$17.61
November 1 through November 30, 2004	5,656	17.10
December 1 through December 31, 2004	0	0.00

Total	6,049	$17.13

(2)	Bancorp has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Selected Financial Data.

The information contained in Table 1 on page 11 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Management’s Discussion and Analysis section, (pages 9 through 48) of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference in response to this item.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information contained on page 21 of the Management’s Discussion and Analysis section of Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and reports of independent registered public accounting firm included on pages 24 through 47 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 48 of the Notes to Consolidated Financial Statements in Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Bancorp has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the “disclosure controls and procedures”). Bancorp’s chief executive officer and chief financial officer, together with other members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Bancorp’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to Bancorp, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in Bancorp’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. As of December 31, 2004, Bancorp’s management, including the chief executive officer and the chief financial officer, evaluated the effectiveness of Bancorp’s internal controls over financial reporting, using as its framework for that evaluation the “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon that evaluation, management believes that Bancorp’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2004. The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Claude E. Davis	/s/ C. Douglas Lefferson

Claude E. Davis	C. Douglas Lefferson
President & CEO	Executive Vice President & CFO
March 4, 2005	March 4, 2005

Report on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders of First Financial Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Financial Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Financial Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Financial Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
March 4, 2005

Item 9B. Other Information.

Bancorp is filing as Exhibit 10.22 to this Form 10-K a copy of a Separation Agreement, Waiver of and Release of All Claims and Covenant Not to Sue (Separation Agreement) between James C. Hall and Bancorp dated December 9, 2004. Bancorp entered into the Separation Agreement as a result of its decision to eliminate the position of executive vice president held by Mr. Hall effective October 29, 2004, which was previously announced in a Form 8-K.

Bancorp is also filing as Exhibit 10.23 to this Form 10-K its current schedule of directors’ fees paid to non-employee directors.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information appearing under “Election of Directors” on pages 3 and 4, “Meetings of the Board of Directors and Committees of the Board” on pages 4 through 6, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 26 of Bancorp’s Proxy Statement, which will be dated March 22, 2005 with respect to the Annual Meeting of Shareholders to be held on April 26, 2005, and which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Bancorp’s 2005 Proxy Statement), is incorporated herein by reference in response to this item.

Reference is also made to “Additional Item — Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.

Bancorp has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to Bancorp’s directors, officers and employees, including its chief executive officer. The Code is available through Bancorp’s website, www.ffbc-oh.com under the “Investor Information” link, under “Corporate Governance.”

Item 11. Executive Compensation.

The information appearing under “Meetings of the Board of Directors and Committees of the Board” on pages 4 through 6, “Executive Compensation” on pages 12 through 21, and “Compensation Committee Report” on pages 23 through 25 of Bancorp’s 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” on pages 2 and 3 of Bancorp’s 2005 Proxy Statement is incorporated herein by reference in response to this item.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	1,409,726	$17.26	5,655,537
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The securities included in this column are available for issuance under Bancorp’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of Bancorp affecting Bancorp’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in column (c) 404,240 are available for future issuance under the Director Plan and 5,251,297 are available under the Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information appearing in Note 19 of the Notes to Consolidated Financial Statements included on page 44 of Bancorp’s Annual Report to Shareholders is incorporated herein by reference in response to this item. Reference is also made to information appearing under “Transactions with Related Parties” on pages 25 and 26 of Bancorp’s 2005 Proxy Statement in response to this item.

Item 14. Principal Accounting Fees and Services.

Information appearing under “Independent Registered Public Accounting Firm, Fees, and Engagement” on page 8 of Bancorp’s 2005 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of the Report:	Page*

	Reports of Independent Registered Public Accounting Firm	24

	Consolidated Balance Sheets as of December 31, 2004 and 2003	26

	Consolidated Statements of Earnings for year ended December 31, 2004, 2003, and 2002	27

	Consolidated Statements of Cash Flows for year ended December 31, 2004, 2003, and 2002	28

	Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2004, 2003, and 2002	29

	Notes to Consolidated Financial Statements	30

	(2) Financial Statement Schedules:

	Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 which are incorporated herein by reference.

(3) Exhibits:

Exhibit
Number
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to Bancorp’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of Bancorp are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, Bancorp agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

Exhibit
Number
10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.10	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.11	First Financial Bancorp. 1999 Stock Option Plan for Non-Employee Directors, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.12	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

Exhibit
Number
10.16	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.17	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.19	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.20	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.21	Renewal Employment Agreement between Rex A. Hockemeyer and First Financial Bancorp. dated October 1, 2003.

10.22	Separation Agreement, Waiver of and Release of All Claims and Covenant Not to Sue between James C. Hall and First Financial Bancorp. dated December 9, 2004.

10.23	First Financial Bancorp. Schedule of Directors’ Fees.

13	Registrant’s annual report to shareholders for the year ended December 31, 2004.

14	First Financial Bancorp. Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 14 to the Form 10-K filed on March 11, 2004. File No. 000-12379.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number
32.1	Certification of Periodic Financial Report by Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FIRST	FINANCIAL BANCORP.

By:	/s/ Claude E. Davis

Claude E. Davis, Director
President & Chief Executive Officer

Date	3/4/05

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis	/s/ C. Douglas Lefferson

Claude E. Davis, Director	C. Douglas Lefferson, Executive Vice
President & Chief Executive Officer	President & Chief Financial Officer

Date 3/4/05	Date 3/4/05

/s/ Bruce E. Leep	/s/ J. Franklin Hall

Bruce E. Leep, Director	J. Franklin Hall, First Vice President,
Chairman of the Board	Controller, & Director of Finance (Principal Accounting Officer)

Date 3/4/05	Date 3/4/05

/s/ Corinne R. Finnerty	/s/ Carl R. Fiora

Corinne R. Finnerty, Director	Carl R. Fiora, Director

Date 3/4/05	Date 3/4/05

/s/ Murph Knapke	/s/ Barry J. Porter

Murph Knapke, Director	Barry J. Porter, Director

Date 3/4/05	Date 3/4/05

SIGNATURES (CONT’D)

/s/ James C. Garland	/s/ Donald M. Cisle

James C. Garland, Director	Donald M. Cisle, Director

Date 3/4/05	Date 3/4/05

/s/ Steven Posey

Steven Posey, Director

Date 3/4/05