Form 10-Q
period 2005-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2005-05-09
CIK 708955

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 High Street, Hamilton, Ohio	45011

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(513) 867-5447

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    X      No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2005

Common stock, No par value	43,504,923

FIRST FINANCIAL BANCORP.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$166,753	$155,353
Interest-bearing deposits with other banks	3,550	920
Federal funds sold and securities purchased under agreements to resell	26,450	12,049
Investment securities held-to-maturity, at cost (market value $13,628 at March 31, 2005 and $13,176 at December 31, 2004)	13,443	12,809
Investments available-for-sale, at market value (cost $645,497 at March 31, 2005 and $665,763 at December 31, 2004)	641,315	669,431
Loans:
Commercial	631,651	644,933
Real estate-construction	87,576	91,475
Real estate-mortgage	1,534,656	1,539,398
Installment	589,817	592,402
Credit card	20,353	21,895
Lease financing	4,305	5,229

Total loans	2,868,358	2,895,332
Less:
Unearned income	2	6
Allowance for loan losses	45,976	46,718

Net loans	2,822,380	2,848,608
Premises and equipment	68,419	66,898
Goodwill	28,656	28,444
Other intangibles	7,612	7,855
Deferred income taxes receivable	9,271	6,357
Accrued interest and other assets	107,494	107,947

TOTAL ASSETS	$3,895,343	$3,916,671

LIABILITIES
Deposits:
Noninterest-bearing	$444,137	$443,902
Interest-bearing	2,595,608	2,541,084

Total deposits	3,039,745	2,984,986

Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	62,234	61,199
Federal Home Loan Bank short-term borrowings	0	78,100
Other	10,250	5,845

Total short-term borrowings	72,484	145,144

Federal Home Loan Bank long-term debt	348,717	350,856
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	35,320	33,300

TOTAL LIABILITIES	3,527,196	3,545,216

SHAREHOLDERS’ EQUITY
Common stock – no par value
Authorized – 160,000,000 shares Issued - 48,558,614 shares in 2005 and 2004	395,311	395,521
Retained earnings	68,849	65,095
Accumulated comprehensive income	(8,084)	(3,123)
Restricted Stock Awards	(2,647)	(3,073)
Treasury Stock, at cost, 5,014,591 shares in 2005 and 4,881,378 shares in 2004	(85,282)	(82,965)

TOTAL SHAREHOLDERS’ EQUITY	368,147	371,455

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,895,343	$3,916,671

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Interest income
Loans, including fees	$43,819	$42,522
Investment securities
Taxable	5,538	6,813
Tax-exempt	1,230	1,449

Total investment interest	6,768	8,262
Interest-bearing deposits with other banks	23	28
Federal funds sold and securities purchased under agreements to resell	104	11

Total interest income	50,714	50,823
Interest expense
Deposits	10,816	9,662
Short-term borrowings	432	499
Federal Home Loan Bank long-term debt	4,109	4,163
Other long-term debt	446	342

Total interest expense	15,803	14,666

Net interest income	34,911	36,157
Provision for loan losses	505	2,600

Net interest income after provision for loan losses	34,406	33,557

Noninterest income
Service charges on deposit accounts	4,217	4,613
Trust income	4,094	3,892
Bankcard interchange	1,432	1,184
Gains from sales of mortgage loans	464	288
Investment securities gains (losses)	(6)	(2)
Other	4,923	4,466

Total noninterest income	15,124	14,441

Noninterest expenses
Salaries and employee benefits	19,224	18,519
Net occupancy	2,373	2,205
Furniture and equipment	1,638	1,804
Data processing	1,725	1,863
Marketing	529	740
Communication	784	706
Professional services	1,400	1,250
Amortization of intangibles	220	216
Other	5,929	5,941

Total noninterest expenses	33,822	33,244

Income before income taxes	15,708	14,754
Income tax expense	4,982	4,806

Net earnings	$10,726	$9,948

Net earnings per share – basic	$0.25	$0.23

Net earnings per share – diluted	$0.25	$0.23

Cash dividends declared per share	$0.16	$0.15

Average basic shares outstanding	43,599,866	43,924,139

Average diluted shares outstanding	43,673,090	43,967,599

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2005	2004

Operating activities
Net earnings	$10,726	$9,948
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	505	2,600
Provision for depreciation and amortization	2,325	2,248
Net amortization of investment security premiums and accretion of discounts	433	606
Realized investment securities losses	6	2
Originations of mortgage loans held for sale	(21,286)	(27,244)
Gains from sales of mortgage loans held for sale	(464)	(288)
Proceeds from sale of mortgage loans held for sale	21,552	27,350
Deferred income taxes	(24)	(34)
Decrease in interest receivable	405	1,327
Increase in cash surrender value of life insurance	(2,883)	(485)
Increase in prepaid expenses	(578)	(926)
Increase in accrued expenses	555	5,011
Increase (decrease) in interest payable	503	(10)
Other	4,820	807

Net cash provided by operating activities	16,595	20,912

Investing activities
Proceeds from sales of securities available-for-sale	680	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	29,438	66,227
Purchases of securities available-for-sale	(10,305)	(40,216)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	1,429	10,574
Purchases of securities held-to-maturity	(2,050)	(4,623)
Net increase in interest-bearing deposits with other banks	(2,630)	(3,181)
Net increase in federal funds sold and securities purchased under agreements to resell	(14,401)	(1,380)
Net decrease (increase) in loans and leases	22,030	(39,907)
Recoveries from loans and leases previously charged off	1,555	1,583
Proceeds from disposal of other real estate owned	914	1,274
Purchases of premises and equipment	(2,956)	(2,077)

Net cash used in investing activities	23,704	(11,726)

Financing activities
Net increase (decrease) in total deposits	54,759	(13,315)
Net decrease in short-term borrowings	(72,660)	(63,718)
Net (decrease) increase in long-term borrowings	(2,139)	31,636
Cash dividends declared	(6,972)	(6,593)
Purchase of common stock	(1,906)	(1,859)
Proceeds from exercise of stock options, net of shares purchased	19	1

Net cash used in by financing activities	(28,899)	(53,848)

Increase (decrease) in cash and cash equivalents	11,400	(44,662)
Cash and cash equivalents at beginning of period	155,353	183,612

Cash and cash equivalents at end of period	$166,753	$138,950

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2005	2004

Supplemental disclosures
Interest paid	$15,299	$14,675

Income taxes paid	$0	$0

Recognition of deferred tax assets (liabilities) attributable to SFAS No. 115	$2,890	$(1,355)

Acquisition of other real estate owned through foreclosure	$2,138	$1,137

Issuance of restricted stock awards	$0	$1,537

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2005	2004

Balances at January 1	$371,455	$366,483
Net earnings	10,726	9,948
Other comprehensive income, net of taxes:
Changes in unrealized (losses) gains on securities, available for sale	(4,961)	2,304

Comprehensive income	5,765	12,252
Cash dividends declared	(6,972)	(6,593)
Purchase of common stock	(1,906)	(1,859)
Exercise of stock options, net of shares purchased	19	1
Restricted stock awards	(640)	0
Amortization of restricted stock awards	426	531

Balances at March 31	$368,147	$370,815

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited, dollars in thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank and savings and loan holding company, include the accounts of First Financial and its wholly-owned subsidiaries — First Financial Bank, N.A., Community First Bank & Trust, Fidelity Federal Savings Bank, Sand Ridge Bank, First Financial Bancorp Service Corp., and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles for annual financial statements.

The consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements for annual periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on earnings.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, First Financial offers a variety of financial instruments with off-balance sheet risk to its customers to aid them in meeting their requirements for liquidity and credit enhancement and to reduce its own exposure to fluctuations in interest rates. These financial instruments include standby letters of credit and commitments outstanding to extend credit. A discussion of these instruments follows.

First Financial’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit and commitments outstanding to extend credit is represented by the contractual amounts of those instruments. First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Following is a discussion of these transactions.

Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of March 31, 2005, First Financial had issued standby letters of credit aggregating $40,430 compared to $43,453 issued as of December 31, 2004. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $517,741 at March 31, 2005, and $508,950 at December 31, 2004. Management does not anticipate any material losses as a result of these commitments.

NOTE 3: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the three months ended March 31, 2005, and 2004 are shown in the table below.

	Three months ended
	March 31,
	2005	2004

Net Income	$10,726	$9,948
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(4,965)	2,303
Less: reclassification adjustment for gains included in net income	(4)	(1)

Other comprehensive income	(4,961)	2,304

Comprehensive income	$5,765	$12,252

NOTE 4: ACCOUNTING FOR DERIVATIVES
First Financial follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for its derivative activities. First Financial has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. First Financial utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows First Financial’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow First Financial to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. First Financial had interest rate swaps with a notional value of $13,750 at March 31, 2005, and $12,122 at March 31, 2004. The fair value of the swaps was an unrealized gain of $195 at March 31, 2005, and an unrealized loss of $415 at March 31, 2004. These amounts are included with other assets on the balance sheet. The fair value adjustment was made to the hedged item on the balance sheet.

First Financial is exposed to losses if a counterparty fails to make its payment under a contract in which First Financial is in the receiving position. Although collateral or other security may not be obtained, First Financial minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy its obligation under the agreement.

NOTE 5: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On March 31, 2005, the rates on Trust I and Trust II were 6.49% and 6.19%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of March 31, 2005, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of March 31, 2005, was $10,000.

NOTE 6: STOCK OPTIONS
As of March 31, 2005, First Financial had two stock-based compensation plans. First Financial accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if First Financial had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004

Net earnings, as reported	$10,726	$9,948
Add: restricted stock expense, net of taxes, included in net income	277	345
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	321	413

Pro forma net earnings	$10,682	$9,880

Earnings per share
Basic–as reported	$0.25	$0.23

Basic–pro forma	$0.25	$0.22

Diluted–as reported	$0.25	$0.23

Diluted–pro forma	$0.24	$0.22

SFAS No. 123 was revised in 2004 and was effective for public entities as of the first interim period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date. The new rule allows companies to implement SFAS No. 123 at the beginning of their next fiscal year, which will be January 1, 2006, for First Financial. This Statement supercedes APB 25 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123, if any, will be recognized as of the required effective date. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See table above for proforma footnote disclosures reported for the three months ended March 31, 2005, and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods. First Financial does not plan to adopt SFAS No. 123 early. The effect of SFAS 123 on First Financial’s financial statements has not yet been determined.

NOTE 7: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial expects to contribute $5,600 to its pension plan in 2005. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Three months ended
	March 31,
	2005	2004

Service cost	$955	$869
Interest cost	748	701
Expected return on plan assets	(678)	(618)
Amortization of transition asset	(16)	(20)
Amortization of unrecognized prior service cost	15	36
Amortization of actuarial loss	248	203

Net periodic benefit cost	$1,272	$1,171

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Three months ended
	March 31,
	2005	2004

Service cost	$955	$869
Amortization of unrecognized prior service cost	15	36
Amortization of actuarial loss	248	203

Net periodic postretirement benefit cost	$1,218	$1,108

NOTE 8: OTHER MATTERS-MERGERS, STRATEGIC PLAN
Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

The mergers of Citizens First State Bank into Community First Bank & Trust, headquartered in Celina, Ohio, a $929 million bank, and Heritage Community Bank into First Financial Bank, N.A., headquartered in Hamilton, Ohio, a $2 billion bank, occurred in March of 2005. The previously announced sale of the Fidelity Federal Savings Bank, headquartered in Marion, Indiana, to Mutual Federal Savings Bank of Muncie, Indiana, is expected to close in late 2005, pending regulatory approval.

First Financial has selected a national bank charter for the consolidation of its operations under one company as provided for in the company’s strategic plan. To effect the consolidation, First Financial plans to merge Sand Ridge Bank, headquartered in Highland, Indiana, and Community First Bank & Trust, headquartered in Celina, Ohio, into First Financial Bank, N.A., headquartered in Hamilton, Ohio. First Financial will file applications for the merger in the second quarter of 2005, and, subject to regulatory approval, expects to complete the merger in the third quarter of 2005. Upon completion of the merger, First Financial will have a single bank subsidiary subject to one primary regulator, the Comptroller of the Currency.

Following the consolidation, the operation of the five lines of business described in the strategic plan will be carried out under the charter of First Financial Bank, N.A. The three banking lines of business will be marketed in their local areas under the brand names Community First Bank & Trust, Sand Ridge Bank, and First Financial Bank. Throughout all of its markets, First Financial Bank, N.A. will provide wealth management services through its First Financial Wealth Management line of business, and the bank will provide insurance services through its First Financial Insurance line of business, which will become a subsidiary of the bank.

Implementation of the strategic plan that was announced in a press release attached as Exhibit 99.1 to a Form 8-K filed on March 14, 2005, is underway. Costs associated with the plan are still being formulated and will be released publicly as soon as the amounts are reasonably estimated. This should occur during the second quarter of 2005. These estimates will develop as certain location and other structural decisions are made. We have engaged several subject-matter experts for consultation on these decisions.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)

SELECTED QUARTERLY FINANCIAL DATA

	2005	2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollars in thousands, except per share data)

Net earnings	$10,726	$10,009	$10,824	$10,337	$9,948
Net earnings per share-basic	0.25	0.23	0.25	0.24	0.23
Net earnings per share-diluted	0.25	0.23	0.25	0.24	0.23
Average Consolidated Balance Sheet Items:
Loans less unearned income	2,873,378	2,900,008	2,920,472	2,859,043	2,819,711
Investment securities	669,176	700,235	729,627	767,667	799,823
Other earning assets	21,616	4,926	9,818	13,827	12,279

Total Earning Assets	3,564,170	3,605,169	3,659,917	3,640,537	3,631,813
Total assets	3,853,336	3,882,052	3,932,743	3,907,566	3,894,900
Noninterest-bearing deposits	430,774	432,775	409,237	405,098	395,894
Interest-bearing deposits	2,543,193	2,504,032	2,518,080	2,514,194	2,530,912

Total deposits	2,973,967	2,936,807	2,927,317	2,919,292	2,926,806
Borrowings	480,282	547,940	616,459	595,640	573,310
Shareholders’ equity	370,829	370,722	364,495	364,574	367,628
Key Ratios:
Average equity to average total assets	9.62%	9.55%	9.27%	9.33%	9.44%
Return on average total assets	1.13%	1.03%	1.09%	1.06%	1.03%
Return on average equity	11.73%	10.74%	11.81%	11.40%	10.88%
Return on average tangible equity	13.00%	11.91%	13.14%	12.67%	12.08%
Net interest margin	3.97%	3.91%	3.93%	3.98%	4.00%
Net interest margin (fully tax equivalent)	4.06%	3.99%	4.02%	4.07%	4.10%

NET INTEREST INCOME
Net interest income, First Financial’s principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.

Net interest income for the first quarter of 2005 was $34,911, compared to $36,157 in the first quarter of 2004, a decline of 3.45% or $1,246. This decrease is due primarily to an increase in deposit costs. Net interest income on a linked-quarter basis (first quarter 2005 compared to fourth quarter 2004) decreased $478 or 1.35% due primarily to fewer days in the first quarter than in the fourth quarter. First Financial’s net interest margin decreased to 3.97% in the first quarter of 2005 from 4.00% in the first quarter of 2004. Linked quarter net interest margin has increased six basis points from 3.91% to 3.97% due to the improvement in nonaccrual loans.

Average loans, net of unearned income, for the first quarter of 2005 increased 1.90% from the comparable period a year ago. On a linked-quarter basis, average outstanding loan balances decreased 0.92%. This level of loan growth is well below First Financial’s expectations. First Financial will proactively address the loan growth as it executes its strategic plan. As of March 31, 2005, approximately one third of the total loan portfolio reprices with prime, representing approximately one half of the variable and adjustable rate loan portfolio.

Average deposit balances for the first quarter increased $47,161 or 1.61% from the comparable period a year ago due primarily to an 8.81% increase in average noninterest-bearing deposit accounts. This increase in noninterest-bearing deposit accounts marks the successful efforts of focused strategies over the past twelve months. On a linked-quarter basis, average deposits have increased 1.27%.

	Quarter Ended
	2005	2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Interest income	$50,714	$50,877	$51,151	$50,126	$50,823
Interest expense	15,803	15,488	14,950	14,126	14,666

Net interest income	34,911	35,389	36,201	36,000	36,157
Tax equivalent adjustment to interest income	758	773	778	819	860

Net interest income (fully tax equivalent)	$35,669	$36,162	$36,979	$36,819	$37,017

Average earning assets	3,564,170	3,605,169	3,659,917	3,640,537	3,631,813

Net interest margin *	3.97%	3.91%	3.93%	3.98%	4.00%
Net interest margin (tax equivalent)	4.06%	3.99%	4.02%	4.07%	4.10%

* Margins are calculated using net interest income annualized divided by average earning assets

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the decrease in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for the three months ended March 31, 2005, in comparison to 2004. First Financial’s adjustable and variable rate loans repriced downward at a greater magnitude than First Financial was able to lower its deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Three Months
	Ended
	Mar. 31, 2005	Change Due To:
	Over 2004	Rate	Volume
Interest income	$(109)	$853	$(962)
Interest expense	1,137	1,559	(422)

Net interest income	$(1,246)	$(706)	$(540)

OPERATING RESULTS
Net earnings for the first three months of 2005 were $10,726 or $0.25 in diluted earnings per share versus $9,948 or $0.23 for the first three months of 2004. This 7.82% increase in net earnings was the result of a decline in the provision for loan loss expense of $2,095 from the same period in 2004 and an increase in noninterest income of $683 for the same period. These positive effects were partially offset by negative variances in net interest income of $1,246 as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections and noninterest expense of $578.

First quarter 2005 noninterest income was $15,124, an increase of $683 or 4.73% from the first quarter of 2004 due to changes in estimated life insurance income of $830 reflected in other noninterest income. Of this $830, approximately $180 is from recurring bank owned life insurance income. Service charge income decreased $396 or 8.58% from the same quarter a year ago, largely due to decreased insufficient funds charges. Improvements to insufficient funds charges are expected as some deposit product enhancements occur during the latter portion of 2005. Trust revenues for the first quarter of 2005 increased 5.19% or $202 from the comparable period last year primarily as a result of year-over-year market value improvements, improved sales efforts, and service-fee changes on certain accounts. Bankcard interchange income increased $247 or 20.84% from the same quarter in 2004 due to increased card usage. Gains on the sale of mortgage loans were $464 for the first quarter of 2005 versus $289 for the comparable period in 2004, an increase of $175. The other category of noninterest income increased $459 or 10.28% from a year ago.

Total noninterest expense increased $578 or 1.74% for the first quarter of 2005 from the first quarter of 2004. Salaries and employee benefits increased $705 or 3.81% primarily due to severance charges of $143 and increased health care costs of $588. Net occupancy expenses for the first quarter of 2005 increased $168 or 7.62% as a result of increased building rent, depreciation, and related expenses. Data processing expense for the quarter decreased $138 or 7.41%. Professional services increased $151 or 12.09% from the first quarter of 2004. Furniture and equipment expense decreased $166 or 9.20% due to decreased rental of personal computers.

INCOME TAXES
Income tax expense for the first quarter of 2005 was $4,982, an increase of $176 when compared to $4,806 reported for the same period in 2004. Tax expense related to operating income totaled $4,984 and $4,807 for the quarters ended March 31, 2005, and 2004, respectively, with a tax benefit of $2 and $1 related to securities transactions for the those quarters, respectively. First Financial’s effective tax rates for the first quarters of 2005 and 2004 were 31.72% and 32.57%, respectively.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on First Financial’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The evaluation of these factors is completed by a group of senior officers from the risk management, credit administration, financial, and lending areas.

The provision for loan losses for the first quarter of 2005 was $505 compared to $2,600 for the same period in 2004. Net charge-offs of $1,247 for the first quarter were $1,452 less than the $2,699 net charge-offs for the first quarter of 2004. The change in the provision for loan losses is directionally consistent with changes in asset quality reflected in First Financial’s quarterly analysis of the adequacy of the allowance for loan losses. Decreases in consumer loans charged-off positively impacted net charge-offs for the first quarter of 2005 compared to the same period in 2004. The percentage of net charge-offs to average loans for the first quarter of 2005 was 0.18% compared to 0.38% for the same period in 2004. First Financial continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.60% at quarter end versus 1.68% for the same quarter a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb inherent credit losses.

At March 31, 2005, and 2004, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,173 and $3,040, respectively, all of which are on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $705 at March 31, 2005, and $1,240 at March 31, 2004. At March 31, 2005 and 2004, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended March 31, 2005, and 2004, was approximately $2,264 and $3,134. For the quarter ended March 31, 2005, First Financial recognized interest income on those impaired loans of $21 compared to $52 for the same period in 2004. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2005	2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Balance at beginning of period	$46,718	$48,590	$47,824	$47,672	$47,771
Provision for loan losses	505	343	2,097	2,243	2,600
Loans charged off	(2,802)	(3,179)	(2,124)	(3,289)	(4,282)
Recoveries	1,555	964	793	1,198	1,583

Net charge-offs	(1,247)	(2,215)	(1,331)	(2,091)	(2,699)

Balance at end of period	$45,976	$46,718	$48,590	$47,824	$47,672

Ratios:
Allowance to period end loans, net of unearned income	1.60%	1.61%	1.66%	1.65%	1.68%
Recoveries to charge-offs	55.50%	30.32%	37.34%	36.42%	36.97%
Allowance as a multiple of net charge-offs	36.87	21.09	36.51	22.87	17.66

NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $13,437 to $20,937 at the end of the first quarter of 2005 from $34,374 at the end of the first quarter of 2004. On a linked quarter basis, total underperforming assets decreased $5,058. Nonaccrual loans are composed primarily of commercial, multi-family, and 1-4 family residential properties. Nonaccrual loans decreased $10,078 from the first quarter of 2004, and $3,594 from the linked quarter. Restructured loans decreased significantly from $3,373 a year ago to $885 at March 31, 2005. Other real estate owned decreased $116 from the first quarter of 2004.

The nonperforming assets to ending loans ratio decreased to 0.71% as of March 31, 2005, from 1.16% as of the end of the first quarter of 2004. This ratio has shown steady improvement each quarter since September of 2003.

Accruing loans past due 90 days or more decreased 56.13% to $590 at the end of the first quarter of 2005 from $1,345 at the end of the first quarter of 2004.

Accruing loans, including loans impaired under FASB Statement No. 114, which are past due 90 days or more, for which there is not a likelihood of becoming current, are transferred to nonaccrual loans. However, those loans which management believes will become current and therefore accruing are classified as “Accruing loans 90 days or more past due” until they become current. First Financial does not have a concentration of credit in any particular industry.

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2005	2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Nonaccrual loans	$16,508	$20,102	$22,203	$22,723	$26,586
Restructured loans	885	2,110	2,344	2,936	3,373
Other real estate owned	2,954	1,730	2,731	2,215	3,070

Total nonperforming assets	20,347	23,942	27,278	27,874	33,029
Accruing loans past due
90 days or more	590	2,053	1,116	721	1,345

Total underperforming assets	$20,937	$25,995	$28,394	$28,595	$34,374

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.71%	0.83%	0.93%	0.96%	1.16%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	0.73%	0.90%	0.97%	0.99%	1.21%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.

Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Average deposits on a linked quarter basis increased $37,160. Short-term borrowings decreased $72,660 from year-end, and long-term borrowings decreased $2,139.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2005, securities maturing in one year or less amounted to $68,793, representing 10.51% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2005, amounted to $721,497, representing 18.52% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.

At March 31, 2005, First Financial had classified $641,315 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.

Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate and on a consolidated basis. Liquidity may be used to fund capital expenditures. Capital expenditures were $2,956 for the first three months of 2005. In addition, remodeling is a planned and ongoing process given the 106 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of March 31, 2005, were approximately $5,954. Management believes that First Financial has sufficient liquidity to fund its current commitments.

CAPITAL ADEQUACY
The Federal Reserve established risk-based capital requirements for U.S. banking organizations that have been adopted by the Office of Thrift Supervision for savings and loan associations. Risk weights are assigned to on- and off-balance sheet items in arriving at risk-adjusted total assets. Regulatory capital is divided by risk-adjusted total assets, with the resulting ratios compared to minimum standards to determine whether a bank has adequate capital.

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

First Financial’s Tier I ratio at March 31, 2005, was 13.45%, its total risked-based capital was 14.70% and its leverage ratio was 9.65%. While First Financial subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.

The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2005	2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Tier I Capital
Shareholders’ equity	$368,147	$371,455	$371,352	$361,203	$370,815
Trust preferred securities	30,000	30,000	30,000	30,000	30,000
Nonqualifying intangible assets	(32,218)	(32,144)	(32,472)	(32,708)	(32,862)
Unrealized net securities gains	2,764	(2,197)	(4,351)	3,102	(8,819)

Total tier I capital	$368,693	$367,114	$364,529	$361,597	$359,134

Total risk-based capital

Tier I capital	$368,693	$367,114	$364,529	$361,597	$359,134
Qualifying allowance for loan losses	34,416	34,843	34,579	34,983	34,197

Total risk-based capital	$403,109	$401,957	$399,108	$396,580	$393,331

Risk weighted assets	$2,741,726	$2,775,584	$2,752,339	$2,785,789	$2,722,261

Risk-based ratios:
Tier I	13.45%	13.23%	13.24%	12.98%	13.19%

Total risk-based capital	14.70%	14.48%	14.50%	14.24%	14.45%

Leverage	9.65%	9.54%	9.35%	9.33%	9.30%

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2004.

Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2004 Form 10-K.

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of First Financial comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan losses, pension costs, and goodwill.

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

Pension—First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. In accordance with applicable accounting rules, First Financial does not consolidate the assets and liabilities associated with the pension plan. At the end of 2004, First Financial’s fair value of the plan assets was less than its benefit obligation. Therefore, First Financial recognized an accrued benefit liability. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.

Goodwill—Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. First Financial has selected October 1 as its date for annual impairment testing.

ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any events or regulatory recommendations that, if implemented, are likely to have a material effect on First Financial’s liquidity, capital resources, or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in First Financial’s Form 10-K for the year ended December 31, 2004, First Financial’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which First Financial manages market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

First Financial has established controls and other procedures designed to ensure that the information required to be disclosed in this report is recorded, processed, summarized, and reported within the required time periods (the disclosure controls and procedures). First Financial’s Chief Executive Officer and Chief Financial Officer, together with members of senior management, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, First Financial’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective (i) to ensure that material information relating to First Financial, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

There were no changes in First Financial’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table shows the total number of shares repurchased in the first quarter of 2005.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through January 31, 2005	91,177	$17.59	36,000	8,253,105
February 1 through February 28, 2005	81,979	$18.02	36,000	8,217,105
March 1 through March 31, 2005	34,944	$18.60	34,000	8,183,105

Total	208,100	$17.93	106,000	8,183,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through January 31, 2005	12,600	$17.54
February 1 through February 28, 2005	0	0.00
March 1 through March 31, 2005	0	0.00
Total	12,600	$17.54

Director Fee Stock Plan
January 1 through January 31, 2005	1,817	$17.28
February 1 through February 28, 2005	0	0.00
March 1 through March 31, 2005	0	0.00
Total	1,817	$17.28

Stock Option Plans
January 1 through January 31, 2005	40,760	$17.63
February 1 through February 28, 2005	45,979	18.20
March 1 through March 31, 2005	944	18.49
Total	87,683	$17.94

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6.	Exhibits

(a) Exhibits:

	3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

	3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

	4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

	4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

	4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

	4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

	10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

	10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

	10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

	10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

	10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

	10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

	10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.10	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.11	First Financial Bancorp. 1999 Stock Option Plan for Non-Employee Directors, as amended as of April 26, 2005.

10.12	First Financial Bancorp. Director Fee Stock Plan, amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.16	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to First Financial’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.17	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.18	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.19	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379

10.20	Terms of First Financial Bancorp Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.21	Renewal Employment Agreement between Rex A. Hockemeyer and First Financial Bancorp. dated October 1, 2003, and incorporated herein by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.22	Separation Agreement, Waiver of and Release of All Claims and Covenant Not to Sue between James C. Hall and First Financial Bancorp. dated December 9, 2004, and incorporated herein by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.23	First Financial Bancorp. Schedule of Directors’ Fees, incorporated herein by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.

(Registrant)

/s/ J. Franklin Hall

J. Franklin Hall
Senior Vice President and
Chief Financial Officer

Date	5/9/05