Form 10-Q
period 2005-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2005-08-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common stock, No par value	43,230,819

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$170,867	$152,437
Interest-bearing deposits with other banks	0	495
Federal funds sold and securities purchased under agreements to resell	0	12,049
Investment securities held-to-maturity, at cost	17,439	12,809
(market value $17,690 at June 30, 2005 and $13,176 at December 31, 2004)
Investments available-for-sale, at market value	618,500	655,129
(cost $617,497 at June 30, 2005 and $651,394 at December 31, 2004)
Loans:
Commercial	604,584	635,489
Real estate-construction	91,342	86,345
Real estate-mortgage	1,490,388	1,478,930
Installment	592,904	580,156
Credit card	21,192	21,894
Lease financing	3,484	5,229

Total loans	2,803,894	2,808,043
Less:
Unearned income	1	6
Allowance for loan losses	43,506	45,076

Net loans	2,760,387	2,762,961
Premises and equipment	70,301	66,216
Goodwill	28,656	28,444
Other intangibles	7,619	7,838
Assets related to discontinued operations	106,960	109,073
Accrued interest and other assets	118,737	112,270

TOTAL ASSETS	$3,899,466	$3,919,721

LIABILITIES
Deposits:
Noninterest-bearing	$446,504	$438,367
Interest-bearing	2,473,222	2,467,498

Total deposits	2,919,726	2,905,865

Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	65,965	64,249
Federal Home Loan Bank short-term borrowings	49,200	78,100
Other	12,301	5,845

Total short-term borrowings	127,466	148,194

Federal Home Loan Bank long-term debt	321,220	330,356
Other long-term debt	30,930	30,930
Liabilities related to discontinued operations	97,688	100,224
Accrued interest and other liabilities	32,614	32,697

TOTAL LIABILITIES	3,529,644	3,548,266

SHAREHOLDERS’ EQUITY
Common stock — no par value
Authorized — 160,000,000 shares
Issued — 48,558,614 shares in 2005 and 2004	395,171	395,521
Retained earnings	71,784	65,095
Accumulated comprehensive income	(4,864)	(3,123)
Restricted Stock Awards	(3,552)	(3,073)
Treasury Stock, at cost, 5,206,711 shares in 2005 and 4,881,378 shares in 2004	(88,717)	(82,965)

TOTAL SHAREHOLDERS’ EQUITY	369,822	371,455

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,899,466	$3,919,721

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data) (Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$85,748	$81,953	$43,370	$40,983
Investment securities
Taxable	10,797	12,770	5,389	6,101
Tax-exempt	2,469	2,830	1,239	1,381

Total investment interest	13,266	15,600	6,628	7,482
Interest-bearing deposits with other banks	1	32	0	15
Federal funds sold and securities purchased under agreements to resell	225	20	121	9

Total interest income	99,240	97,605	50,119	48,489
Interest expense
Deposits	21,860	17,936	11,434	8,666
Short-term borrowings	968	1,054	507	537
Federal Home Loan Bank long-term debt	7,589	7,618	3,781	3,841
Other long-term debt	938	679	492	337

Total interest expense	31,355	27,287	16,214	13,381

Net interest income	67,885	70,318	33,905	35,108
Provision for loan losses	1,205	4,580	750	2,080

Net interest income after provision for loan losses	66,680	65,738	33,155	33,028

Noninterest income
Service charges on deposit accounts	8,775	9,284	4,609	4,730
Trust income	7,973	7,922	3,879	4,030
Bankcard interchange income	2,988	2,448	1,568	1,271
Investment advisory fees	1,668	1,781	828	879
Gains from sales of mortgage loans	944	696	480	408
Investment securities losses	(6)	(3)	0	(1)
Other	7,532	7,026	3,474	3,480

Total noninterest income	29,874	29,154	14,838	14,797

Noninterest expenses
Salaries and employee benefits	38,067	36,937	19,157	18,738
Net occupancy	4,590	4,125	2,241	1,944
Furniture and equipment	3,285	3,573	1,664	1,787
Data processing	3,050	3,333	1,461	1,620
Marketing	1,225	1,420	714	695
Communication	1,496	1,393	715	691
Professional services	2,913	2,372	1,527	1,132
Amortization of intangibles	440	436	220	220
Other	11,679	11,676	5,886	5,932

Total noninterest expenses	66,745	65,265	33,585	32,759

Earnings from continuing operations before income taxes	29,809	29,627	14,408	15,066
Income tax expense	9,654	9,599	4,785	4,856

Earnings from continuing operations	20,155	20,028	9,623	10,210

Earnings from discontinued operations before income taxes	723	400	416	207
Income tax expense	263	143	150	80

Earnings from discontinued operations	460	257	266	127

Net Earnings	$20,615	$20,285	$9,889	$10,337

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings per share from continuing operations:
Basic	$0.46	$0.46	$0.22	$0.23

Diluted	$0.46	$0.46	$0.22	$0.23

Earnings per share from discontinued operations:
Basic	$0.01	$0.01	$0.01	$0.00

Diluted	$0.01	$0.01	$0.01	$0.00

Earnings per share:
Basic	$0.47	$0.46	$0.23	$0.24

Diluted	$0.47	$0.46	$0.23	$0.24

Cash dividends declared per share	$0.32	$0.30	$0.16	$0.15

Average basic shares outstanding	43,551,614	43,908,838	43,502,193	43,868,314

Average diluted shares outstanding	43,624,879	43,971,919	43,575,499	43,951,016

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2005	2004
Operating activities
Earnings from continuing operations	$20,155	$20,028
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	1,205	4,580
Provision for depreciation and amortization	4,501	4,315
Net amortization of investment security premiums and accretion of discounts	796	1,401
Realized investment securities losses	6	3
Originations of mortgage loans held for sale	(49,950)	(55,856)
Gains from sales of mortgage loans held for sale	(944)	(696)
Proceeds from sale of mortgage loans held for sale	50,457	56,047
Deferred income taxes	(60)	(49)
(Increase) decrease in interest receivable	(44)	871
Increase in cash surrender value of life insurance	(3,959)	(767)
Increase in prepaid expenses	(699)	(425)
(Decrease) increase in accrued expenses	(260)	2,439
Increase (decrease) in interest payable	573	(525)
Other	(697)	(408)

Net cash provided by operating activities from continuing operations	21,080	30,958

Investing activities
Proceeds from sales of securities available-for-sale	680	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	53,795	123,303
Purchases of securities available-for-sale	(21,392)	(71,515)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	4,197	11,217
Purchases of securities held-to-maturity	(8,815)	(5,874)
Net decrease in interest-bearing deposits with other banks	495	1,430
Net decrease in federal funds sold and securities purchased under agreements to resell	12,049	188
Net increase in loans and leases	(3,471)	(114,160)
Recoveries from loans and leases previously charged off	2,164	2,765
Proceeds from disposal of other real estate owned	1,484	2,778
Purchases of premises and equipment	(6,999)	(3,908)

Net cash provided by (used in) investing activities from continuing operations	34,187	(53,776)

Financing activities
Net increase (decrease) in total deposits	13,861	(22,096)
Net decrease in short-term borrowings	(20,728)	(1,799)
Net (decrease) increase in long-term borrowings	(9,136)	24,547
Cash dividends declared	(13,926)	(13,167)
Purchase of common stock	(7,099)	(3,849)
Proceeds from exercise of stock options, net of shares purchased	191	5

Net cash used in financing activities from continuing operations	(36,837)	(16,359)

Net cash provided by (used in) discontinued operations	174	(2,128)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	18,604	(41,305)
Cash and cash equivalents at beginning of period	155,353	183,612

Cash and cash equivalents at end of period	$173,957	$142,307

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	170,867	139,689
Cash and cash equivalents from discontinued operations	3,090	2,618

Cash and cash equivalents at end of period	$173,957	$142,307

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2005	2004
Supplemental disclosures
Interest paid	$30,783	$27,784

Income taxes paid	$10,077	$9,334

Recognition of deferred tax assets attributable to SFAS No. 115	$1,041	$5,799

Acquisition of other real estate owned through Foreclosure	$2,676	$1,972

Issuance of restricted stock awards	$1,446	$1,531

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2005	2004
Balances at January 1	$371,455	$366,483
Net earnings	20,615	20,285
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	(1,741)	(9,617)

Comprehensive income	18,874	10,668
Cash dividends declared	(13,926)	(13,167)
Purchase of common stock	(7,099)	(3,849)
Exercise of stock options, net of shares purchased	191	5
Restricted stock awards	(640)	0
Amortization of restricted stock awards	967	1,063

Balances at June 30	$369,822	$361,203

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited, dollars in thousands, except per share data)
The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.
NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank and savings and loan holding company, include the accounts of First Financial and its wholly-owned subsidiaries — First Financial Bank, N.A., Community First Bank & Trust, Sand Ridge Bank, First Financial Bancorp Service Corp., and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation. Due to the pending sale of First Financial’s wholly-owned subsidiary, Fidelity Federal Savings Bank, Fidelity Federal’s assets, liabilities, and results of operations and cash flows are classified as discontinued operations. (See Note 2.)
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
NOTE 2: DISCONTINUED OPERATIONS
On March 3, 2005, First Financial announced that it had signed a definitive agreement to sell substantially all of the assets and certain liabilities of its Fidelity Federal Savings Bank subsidiary to Mutual Federal Savings Bank, a subsidiary of MutualFirst Financial, Inc. of Muncie, Indiana. In June of 2005, First Financial received approval from the Office of Thrift Supervision for this transaction. The sale of Fidelity Federal is expected to close in September of 2005. Fidelity Federal is reported as a discontinued operation for financial reporting purposes for all periods presented. The results of its operations and its cash flows have been removed from First Financial’s results of continuing operations for all periods presented.
The assets and liabilities of Fidelity Federal that were classified as discontinued as of June 30, 2005, and December 31, 2004, are as follows:

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$3,090	$2,916
Investments available for sale	13,377	14,302
Other earning assets	5,925	3,475
Net loans	81,901	85,646
Bank premises and equipment	665	725
Interest receivable	1,011	491
Other assets	991	1,518

Total assets	$106,960	$109,073

	June 30,	December 31,
	2005	2004
Liabilities
Noninterest-bearing deposits	$4,843	$5,536
Interest-bearing deposits	71,675	73,585
Borrowings	20,500	20,500
Other liabilities	670	603

Total liabilities	$97,688	$100,224

The results of Fidelity Federal are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the six months and three months ended June 30, 2005, and 2004, respectively, is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,871	$3,030	$1,430	$1,478
Investment securities	253	285	123	141
Interest-bearing deposits with other banks	41	29	19	19
Federal funds sold and securities purchased under agreements to resell	74	29	45	11

Total interest income	3,239	3,373	1,617	1,649
Interest expense
Deposits	806	763	416	371
Federal Home Loan Bank long-term debt	605	771	304	386

Total interest expense	1,411	1,534	720	757

Net interest income	1,828	1,839	897	892
Provision for loan losses	50	262	0	162

Net interest income after provision for loan losses	1,778	1,577	897	730

Noninterest income
Service charges on deposit accounts	104	124	54	65
Other	77	68	40	43

Total noninterest income	181	192	94	108

Noninterest expenses
Salaries and employee benefits	595	638	281	318
Net occupancy	45	48	21	24
Furniture and equipment	31	31	14	13
Data processing	267	288	131	138
Other	298	364	128	138

Total noninterest expenses	1,236	1,369	575	631

Income before taxes	723	400	416	207
Income tax expense	263	143	150	80

Net earnings	$460	$257	$266	$127

NOTE 3: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of June 30, 2005, First Financial had issued standby letters of credit aggregating $39,788 compared to $43,453 issued as of December 31, 2004. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $497,928 at June 30, 2005, and $500,945 at December 31, 2004. Management does not anticipate any material losses as a result of these commitments.
NOTE 4: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the six and three months ended June 30, 2005, and 2004 are shown in the table below.

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$20,615	$20,285	$9,889	$10,337
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(1,745)	(9,617)	3,220	(11,920)
Less: reclassification adjustment for (losses) gains included in net income	(4)	0	0	1

Other comprehensive income	(1,741)	(9,617)	3,220	(11,921)

Comprehensive income	$18,874	$10,668	$13,109	$(1,584)

NOTE 5: ACCOUNTING FOR DERIVATIVES
First Financial follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for its derivative activities. First Financial has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. First Financial utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows First Financial’s subsidiary banks to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow First Financial to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. First Financial had interest rate swaps with a notional value of $16,371 at June 30, 2005, and $12,046 at June 30, 2004. The fair value of the swaps was an unrealized gain of $296 at June 30, 2005 and $201 at June 30, 2004. These amounts are included with other assets on the balance sheet. The fair value adjustment was made to the hedged item on the balance sheet.
First Financial is exposed to losses if a counterparty fails to make its payment under a contract in which First Financial is in the receiving position. Although collateral or other security may not be obtained, First Financial minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy its obligation under the agreement.
NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On June 30, 2005, the rates on Trust I and Trust II were 6.87% and 6.19%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of June 30, 2005, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of June 30, 2005, was $10,000.

NOTE 7: STOCK OPTIONS
As of June 30, 2005, First Financial had two stock-based compensation plans. First Financial accounts for those plans under the intrinsic value method. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if First Financial had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$20,615	$20,285	$9,889	$10,337
Add: restricted stock expense, net of taxes, included in net income	628	691	351	346
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	736	818	415	405

Pro forma net earnings	$20,507	$20,158	$9,825	$10,278

Earnings per share
Basic—as reported	$0.47	$0.46	$0.23	$0.24

Basic—pro forma	$0.47	$0.46	$0.23	$0.23

Diluted—as reported	$0.47	$0.46	$0.23	$0.24

Diluted—pro forma	$0.47	$0.46	$0.23	$0.23

SFAS No. 123 was revised in 2004 and was effective for public entities as of the first interim period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date. The new rule allows companies to implement SFAS No. 123 at the beginning of their next fiscal year, which will be January 1, 2006, for First Financial. This Statement supercedes APB 25 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See table above for proforma footnote disclosures reported for the three and six months ended June 30, 2005, and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods. First Financial does not plan to adopt SFAS No. 123 early. The method of adoption has not yet been determined. Therefore, the effect of SFAS 123 on First Financial’s financial statements has not yet been determined.

NOTE 8: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial expects to contribute $5,605 to its pension plan in 2005. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1,910	$1,721	$955	$852
Interest cost	1,495	1,406	748	705
Expected return on plan assets	(1,355)	(1,226)	(678)	(608)
Amortization of transition asset	(32)	(40)	(16)	(20)
Amortization of unrecognized prior service cost	30	73	15	37
Amortization of actuarial loss	496	410	248	207

Net periodic benefit cost	$2,544	$2,344	$1,272	$1,173

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$40	$42	$20	$21
Amortization of unrecognized prior service cost	(2)	(2)	(1)	(1)
Amortization of actuarial loss	(17)	(21)	(8)	(11)

Net periodic postretirement benefit cost	$21	$19	$11	$9

NOTE 9: MERGERS, STRATEGIC PLAN
Having received regulatory approval, the previously announced sale of the Fidelity Federal Savings Bank, headquartered in Marion, Indiana, to Mutual Federal Savings Bank of Muncie, Indiana, is expected to close in September of 2005. See “Note 2: Discontinued Operations.”
First Financial has selected a national bank charter for the consolidation of its operations under one company as provided for in the company’s strategic plan. To effect the consolidation, First Financial plans to merge Sand Ridge Bank, headquartered in Highland, Indiana, and Community First Bank & Trust, headquartered in Celina, Ohio, into First Financial Bank, N.A., headquartered in Hamilton, Ohio. First Financial received conditional approval for the mergers from the Office of the Comptroller of the Currency. Upon completion of the merger, First Financial will have a single bank subsidiary subject to one primary regulator, the Comptroller of the Currency. The mergers are expected to be completed in August of 2005.
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

Implementation of the strategic plan that was announced in a press release attached as Exhibit 99.1 to a Form 8-K filed on March 14, 2005, is underway. Costs associated with the operational consolidation element of the plan were previously announced and are estimated to be $4,500 on a pre-tax basis or $0.07 per share. It is expected that the majority of these costs will be recognized in the third and fourth quarters of 2005. Costs include $2,900 for charges associated with staff reductions, $600 in consulting and professional services, and $1,000 in conversion-related programming costs, customer notifications, and other consolidation-related costs. Of these amounts, $669 was recognized in the second quarter of 2005, including $471 in charges associated with staff reductions, $165 in consulting and professional services, and $33 in other consolidation-related costs.
First Financial has made the strategic decision to discontinue offering the dealer-originated installment loan product (indirect lending). This decision was based primarily on the low profit margin of this highly competitive, rate driven product. First Financial will continue offering auto, boat, and RV loans to customers directly through its branch network. As of June 30, 2005, the indirect loan portfolio balance was approximately $250,000.
The announcement of the establishment of the Cincinnati market marks another milestone in accomplishing the objectives of the strategic plan. As previously stated, metropolitan markets will be a key to our growth strategy and Cincinnati is our largest neighboring market with over $28 billion in deposits, of which First Financial currently has less than a 1 percent share.
NOTE 10: OTHER MATTERS
Core deposit intangibles and mortgage servicing rights are to be amortized over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2005		2004
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Average Consolidated Balance Sheet Items:
Loans less unearned income	2,795,754	2,788,075	2,810,389	2,832,997	2,772,164
Investment securities	635,982	655,114	685,616	715,282	751,843
Other earning assets	17,188	18,141	2,757	6,690	5,947

Total Earning Assets	3,448,924	3,461,330	3,498,762	3,554,969	3,529,954
Total assets	3,852,422	3,857,854	3,885,054	3,939,541	3,911,711
Noninterest-bearing deposits	433,379	425,365	427,357	404,659	400,554
Interest-bearing deposits	2,476,112	2,468,148	2,428,999	2,443,358	2,436,339

Total deposits	2,909,491	2,893,513	2,856,356	2,848,017	2,836,893
Borrowings	445,141	464,300	528,829	597,258	573,783
Shareholders’ equity	369,477	370,829	370,722	364,495	364,574
Key Ratios:
Average equity to average total assets	9.59%	9.61%	9.54%	9.25%	9.32%
Return on average total assets	1.03%	1.13%	1.02%	1.09%	1.06%
Return on average equity	10.74%	11.73%	10.74%	11.81%	11.40%
Return on average tangible equity	11.90%	13.00%	11.91%	13.14%	12.67%
Net interest margin	3.94%	3.98%	3.92%	3.96%	4.00%
Net interest margin (fully tax equivalent)	4.03%	4.07%	4.01%	4.04%	4.09%
These ratios include earnings from continuing and discontinued operations.
NET INTEREST INCOME
Net interest income, First Financial’s principal source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Management also uses these measures to make peer comparisons.
Net interest income for the second quarter of 2005 was $33,905, compared to $35,108 in the second quarter of 2004, a decline of 3.43% or $1,203. This decrease is due primarily to an increase in deposit costs and a decrease in investment balances. Net interest income on a linked-quarter basis (second quarter 2005 compared to first quarter 2005) remained relatively flat, decreasing $75 or 0.22%. Net interest income for 2005 on a year-to-date basis decreased $2,433 or 3.46% from the comparable period in 2004. First Financial’s net interest margin decreased to 3.94% in the second quarter of 2005 from 4.00% in the second quarter of 2004. Linked-quarter net interest margin decreased four basis points from 3.98% to 3.94%. On a year-to-date basis, net interest margin decreased from 4.01% for 2004 to 3.96% for 2005. Given the loan and deposit mix, stable consumer behavior, the repricing characteristics of the portfolios, and only modest changes in market interest rates, stability in the margin over the next few quarters should continue.
Average loans, net of unearned income, for the second quarter of 2005 increased 0.85% and year-to-date average loan balances increased 1.46% from the comparable periods a year ago. On a linked-quarter basis, average outstanding loan balances increased 0.28%. The loan growth for all periods has been in the real estate and installment loan categories offset somewhat by a decrease in commercial loans. Our current mix of loans and our recent production should change as we begin to gradually turn our focus to commercial lending. The loan portfolio balances are distributed somewhat equally among variable rate loans, adjustable rate loans, and fixed rate loans.
Average deposit balances for the second quarter increased $72,598 or 2.56% from the comparable period a year ago due primarily to an 8.19% increase in average noninterest-bearing deposit accounts. This increase in noninterest-bearing deposit accounts marks the successful efforts of focused strategies over the past twelve months. Average deposits have increased 0.55% on a linked-quarter basis and 2.14% on a year-to-date basis. Interest expense on deposits increased as a result of overall market rate increases rather than a shift in our competitive position in the markets we serve. More aggressive pricing by competitors has occurred in these markets; therefore, First Financial has kept pace to maintain its position in the market.
Securities available for sale were $618,500 at June 30, 2005, compared to $655,129 at December 31, 2004, and $712,847 at June 30, 2004. The change from year-end 2004, is due to purchases of $21,392 in securities; $44,437 million in mortgage-backed and collateralized mortgage obligation paydowns; $10,162 in maturities, calls, and bond premium amortization; and $2,732 in market value increase. The company continues to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce its sensitivity to the downward changes in the bond’s price, to changes in interest rates, and to reduce interest rate risk. The combined investment portfolio was 16.31%, 17.04%, and 18.35% of total assets for June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

	2005		2004
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Interest income	$50,119	$49,121	$49,294	$49,573	$48,489
Interest expense	16,214	15,141	14,783	14,220	13,381

Net interest income	33,905	33,980	34,511	35,353	35,108
Tax equivalent adjustment to interest income	756	758	773	778	819

Net interest income (fully tax equivalent)	$34,661	$34,738	$35,284	$36,131	$35,927

Average earning assets	3,448,924	3,461,330	3,498,762	3,554,969	3,529,954

Net interest margin *	3.94%	3.98%	3.92%	3.96%	4.00%
Net interest margin (tax equivalent)	4.03%	4.07%	4.01%	4.04%	4.09%

*	Margins are calculated using net interest income annualized divided by average earning assets
RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for both the six months and quarter ended June 30, 2005, in comparison to 2004. First Financial’s adjustable and variable rate loans repriced upward more slowly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Six Months			Three Months
	Ended			Ended
	June 30, 2005	Change Due To:		June 30, 2005	Change Due To:
	Over 2004	Rate	Volume	Over 2004	Rate	Volume
Interest income	$1,635	$3,709	($2,074)	$1,630	$2,808	($1,178)
Interest expense	4,068	4,948	(880)	2,833	3,326	(493)

Net interest income	($2,433)	($1,239)	($1,194)	($1,203)	($518)	($685)

OPERATING RESULTS
Net earnings for the first six months of 2005 were $20,615 or $0.47 in diluted earnings per share versus $20,285 or $0.46 for the first six months of 2004. Income from continuing operations for the six months ended June 30, 2005, was $20,155 or $0.46 in diluted earnings per share versus $20,028 or $0.46 in diluted earnings per share for the same period in 2004. This 0.63% increase in income from continuing operations was the result of a decline in the provision for loan loss expense of $3,375 from the same period in 2004 and an increase in noninterest income of $720 for the same period. These positive effects were partially offset by negative variances in net interest income of $2,433 as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections and noninterest expense of $1,480. Return on average assets of 1.08% for the first six months of 2005 compared to 1.04% for the same period in 2004. Return on average shareholders’ equity from continuing operations was 11.23% for the first six months of 2005 versus 11.14% for the comparable period in 2004.
Net earnings for the second quarter of 2005 were $9,889 or $0.23 in diluted earnings per share, compared to $10,337 or $0.24 in diluted earnings per share for the second quarter of 2004. Income from continuing operations for the second quarter of 2005 was $9,623 or $0.22 in diluted earnings per share compared to the second quarter of 2004 of $10,210 or $0.23 in diluted earnings per share. Return on average assets of 1.03% for the second quarter of 2005 compared to 1.06% for the same period in 2004. Return on average shareholders’ equity was 10.74% for the first six months of 2005 versus 11.40% for the comparable period in 2004.
Second-quarter 2005 noninterest income was $14,838, an increase of $41 or 0.28% from the second quarter of 2004. Bankcard interchange income increased $297 or 23.37% from the same quarter in 2004. The other category of noninterest income remained relatively constant, decreasing $6 or 0.17% from the comparable period in 2004. Gains on the sale of mortgage loans were $480 for the second quarter of 2005 versus $408 for the comparable period in 2004, an increase of $72. The allowance for impairment on mortgage servicing rights declined $424 for the second quarter of 2005 versus $428 in the comparable quarter in 2004. The insurance product produced $690 in revenue for the second quarter of 2005 compared to $643 in the comparable period in 2004. Service charge income decreased $121 or 2.56% from the same quarter a year ago largely due to decreased insufficient funds charges. Improvements to insufficient funds charges are expected as some deposit product enhancements occur during the latter portion of 2005. Trust revenues for the second quarter of 2005 decreased 3.75% or $151 from the comparable period last year as a result of the effect of lower long term interest rates on the cash flow of personal trust accounts and the resulting principal liquidations to maintain client determined cash distribution levels.
On a linked-quarter basis, total noninterest income was down 1.32% or $198. Increases in service charges on deposit accounts and bankcard interchange income were offset by decreases in trust revenues and bank-owned life insurance income.
Year-to-date noninterest income increased $720 or 2.47% from 2004 primarily as a result of increased bankcard interchange income of $540 and additional bank-owned life insurance income of $125.
Total noninterest expense increased $826 or 2.52% for the second quarter of 2005 from the second quarter of 2004. Salaries and employee benefits increased $419 or 2.24% due primarily to severance charges, enhancements to the executive staff at the parent company, and increased health care costs offset by staff reductions from the merger of Heritage Community Bank into First Financial Bank in the fourth quarter of

2004. Net occupancy expenses for the second quarter of 2005, increased $297 or 15.28% as a result of increased building rent, depreciation, and related expenses. Professional services expenses increased $395 or 34.89%. Data-processing expense for the quarter decreased $159 or 9.81%.
Consolidation related expenses were $669 in the second quarter of 2005, consisting of $471 in charges associated with staff reductions, $165 in consulting and professional services, and $33 in other consolidation-related costs. The remainder of the total $4,500 in estimated costs should occur throughout the balance of 2005 and possibly into 2006 depending on the timing of decisions regarding the reorganization of certain support functions.
Year-to-date noninterest expenses increased $1,480 or 2.27%. Salaries and benefits increased $1,130 or 3.06%. Net occupancy increased $465 or 11.27%. Professional services expense increased $541 or 22.81%. Data processing expenses decreased $283 or 8.49%.
INCOME TAXES
Income tax expense for the first six months of 2005 was $9,917 versus $9,742 in 2004. Tax expense relating to operating income totaled $9,919 and $9,745 for the six months ended June 30, 2005 and 2004, respectively, with a tax benefit related to securities transactions of $2 and $3 for the second quarters of 2005 and 2004, respectively. Tax expense related to income from continuing operations for the first six months of 2005 was $9,654, an increase of $55 when compared to $9,599 reported for the same period in 2004. Tax expense related to discontinued operations totaled $263 and $143 for the six months ended June 30, 2005, and 2004, respectively. No taxes related to securities transactions were recorded for discontinued operations.
First Financial’s overall effective tax rates for the first six months of 2005 and 2004 were 32.48% and 32.44%, respectively. Effective tax rates for income from continuing operations was 32.39% and 32.40% for the six months ended June 30, 2005, and 2004, respectively. Effective tax rates for income from discontinued operations was 36.38% and 35.75% for the six months ended June 30, 2005, and 2004, respectively.
Income tax expense for the second quarter of 2005 was $4,935, a decrease of $1 when compared to
$4,936 reported for the same period in 2004. Tax expense related to income from continuing operations for the second quarter of 2005 was $4,785, a decrease of $71 when compared to $4,856 reported for the same period in 2004. Tax expense related to discontinued operations totaled $150 and $80 for the quarters ended June 30, 2005, and 2004, respectively.
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
The provision for loan losses for the second quarter of 2005 was $750 compared to $2,080 for the same period in 2004. Net charge-offs of $1,416 for the second quarter were $557 less than the $1,973 net charge-offs for the second quarter of 2004. Year-to-date net charge-offs were $2,775 in 2005, down $1,759 from $4,534 recorded in 2004. The change in the provision for loan losses is directionally consistent with changes in asset quality reflected in First Financial’s quarterly analysis of the adequacy of the allowance for loan losses and the continued improvement in credit review and underwriting. Decreases in consumer loans charged-off positively impacted net charge-offs for the second quarter of 2005 compared to the same period in 2004. The percentage of net charge-offs to average loans for the second quarter of 2005 was 0.20% compared to 0.29% for the same period in 2004. The percentage of net charge-offs to average loans was 0.20% for year-to-date 2005 compared to 0.33% for the same period in 2004. First Financial continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.55% at quarter end versus 1.65% for the same quarter a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb inherent credit losses.
At June 30, 2005, and 2004, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,032 and $2,653, respectively, all of which are on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $563 at June 30, 2005, and $1,248 at June 30, 2004. At June 30, 2005 and 2004, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended June 30, 2005, and 2004, was approximately $2,348 and $2,971. For the six months and quarter ended June 30, 2005, First Financial recognized interest income on those impaired loans of $35 and $14 compared to $99 and $47 for the same period in 2004. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2005		2004
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Balance at beginning of period	$44,172	$45,076	$47,272	$46,482	$46,375
Provision for loan losses	750	455	(587)	1,985	2,080
Loans charged off	(2,267)	(2,672)	(2,567)	(1,975)	(3,162)
Recoveries	851	1,313	958	780	1,189

Net charge-offs	(1,416)	(1,359)	(1,609)	(1,195)	(1,973)

Balance at end of period	$43,506	$44,172	$45,076	$47,272	$46,482

Ratios:
Allowance to period end loans, net of unearned income	1.55%	1.59%	1.61%	1.67%	1.65%
Recoveries to charge-offs	37.54%	49.14%	37.32%	39.49%	37.60%
Allowance as a multiple of net charge-offs	30.72	32.50	28.01	39.56	23.56
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $466 to $24,729 at the end of the second quarter of 2005 from $25,195 at the end of the second quarter of 2004. Nonaccrual loans decreased $432 and restructured loans decreased $890. However, other real estate owned increased $813. Accruing loans past due 90 days or more increased $43. On a linked quarter basis, total underperforming assets increased $4,754. This increase is due primarily to a $4,375 increase in nonaccrual loans that involves a few large commercial credits and not a widespread decline in overall credit quality. These credits have been appropriately considered in establishing the allowance for loan losses at June 30, 2005. This level of nonperforming assets remains within an acceptable range. The level of reserves to nonperforming loans remains strong at 181.54%.
The nonperforming assets to ending loans ratio decreased to 0.85% as of June 30, 2005, from 0.87% as of the end of the second quarter of 2004.
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

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2005		2004
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Nonaccrual loans	$20,408	$16,033	$17,472	$19,377	$20,840
Restructured loans	884	885	2,110	2,344	1,774
Other real estate owned	2,673	2,705	1,481	2,386	1,860

Total nonperforming assets	23,965	19,623	21,063	24,107	24,474
Accruing loans past due 90 days or more	764	352	1,784	879	721

Total underperforming assets	$24,729	$19,975	$22,847	$24,986	$25,195

Allowance for loan losses to total underperforming assets	175.93%	221.14%	197.30%	189.19%	184.49%

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.85%	0.70%	0.75%	0.85%	0.87%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	0.88%	0.72%	0.81%	0.88%	0.89%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.
Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are up $60,805 from the prior year. Average deposits on a linked quarter basis increased $15,978. Short-term borrowings decreased $20,728 from year-end, and long-term borrowings decreased $9,136.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2005, securities maturing in one year or less amounted to $82,991, representing 13.05% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2005, amounted to $747,072, representing 19.16% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.
At June 30, 2005, First Financial had classified $618,500 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.
Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate and on a consolidated basis. Liquidity may be used to fund capital expenditures. Capital expenditures were $6,999 for the first six months of 2005. In addition, remodeling is a planned and ongoing process given the 105 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of June 30, 2005, were approximately $6,192. Management believes that First Financial has sufficient liquidity to fund its current commitments.

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
First Financial’s Tier I ratio at June 30, 2005, was 13.08%, its total risked-based capital was 14.33% and its leverage ratio was 9.62%. While First Financial subsidiaries’ ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.
The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2005		2004
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Tier I Capital
Shareholders’ equity	$369,822	$368,147	$371,455	$371,352	$361,203
Trust preferred securities	30,000	30,000	30,000	30,000	30,000
Nonqualifying intangible assets	(32,019)	(32,216)	(32,142)	(32,470)	(32,706)
Unrealized net securities (gains) losses	(456)	2,764	(2,197)	(4,351)	3,102

Total tier I capital	$367,347	$368,695	$367,116	$364,531	$361,599

Total risk-based capital
Tier I capital	$367,347	$368,695	$367,116	$364,531	$361,599
Qualifying allowance for loan losses	35,217	34,972	35,322	35,197	35,519
Gross unrealized gains on equity securities	24	0	0	0	0

Total risk-based capital	$402,588	$403,667	$402,438	$399,728	$397,118

Risk weighted assets	$2,809,057	$2,788,550	$2,815,986	$2,803,686	$2,830,535

Risk-based ratios:
Tier I	13.08%	13.22%	13.04%	13.00%	12.77%

Total risk-based capital	14.33%	14.48%	14.29%	14.26%	14.03%

Leverage	9.62%	9.64%	9.53%	9.33%	9.33%

FORWARD-LOOKING INFORMATION
The Form 10-Q should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in the report and in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2004.
Management’s analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward looking statements include, but are not limited to, the ability of the company to implement its strategic plan, the strength of the local economies in which operations are conducted, the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates. For further discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, refer to the 2004 Form 10-K and other public documents filed with the Securities and Exchange Commission.
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
Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2005, ultimate losses may vary from estimates.
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
Goodwill—Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” establishes standards for the amortization of intangible assets with indefinite lives and impairment assessment of goodwill. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, are not amortized, but are subject to annual impairment tests in accordance with the Statement. First Financial tests for impairment of goodwill as of October 1 each year. If any material events occurred during a quarter that would affect goodwill, impairment testing would be performed. Through its annual impairment testing as of October 1, 2004, First Financial did not identify any impairment of its goodwill. No events occurred since October 1, 2004, requiring another impairment test of goodwill. Assurance cannot be given that future goodwill impairment tests will not result in a charge to income.

ACCOUNTING AND REGULATORY MATTERS
Management is not aware of any events or regulatory recommendations that, if implemented, are likely to have a material effect on First Financial’s liquidity, capital resources, or operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary source of market risk for First Financial’s balance sheet is interest rate risk. That is, the risk that a change in market rates will adversely affect the market value of the instruments. Bancorp’s risk exposure can be characterized as asset sensitive. As market rates move, there are more dollars of assets repricing to the new rates than liabilities that reprice. While many market sensitive loans and investments are immediately repriceable with changes in market rates, which would positively impact interest income, the non-maturity interest-bearing deposit account (savings, money market, and NOW accounts) rates may behave differently than the current modeling assumptions.
Within the interest rate risk exposure, a majority of First Financial’s commercial loans reprice with the Prime Rate. Across the time horizon of the yield curve, other rate risk exposures occur with the U.S. Treasury CMT (constant maturity treasury) rates, as those rates are the primary index rates for adjustable rate mortgages, in the one, three, and five year periods. The deposit rates typically depend on local market conditions, somewhat influenced by national market rates. Borrowing rates are impacted by changes in Fed Funds and the Federal Home Loan Bank advance rates for various term structures.
Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of Bancorp’s net interest margin to changes in interest rates, to assuring that there is sufficient capital and liquidity to support future balance sheet growth. First Financial manages interest rate risk through the asset/liability committees of First Financial’s subsidiaries. The asset/liability committees are comprised of bank officers from various disciplines. Each subsidiary committee establishes policies and rates which lead to the prudent investment of resources, the effective management of risks associated with changing interest rates, the existence of adequate liquidity, and the earning of an adequate return on shareholders’ equity. The management of the risk includes objectives to minimize the adverse changes to net interest income, typically exercised through adjusting rates paid on deposit accounts, managing the volume of assets generated, and monitoring loan rates. Long-term funding is used to fund longer-term assets that are generated within the loan and investment portfolios.
First Financial has a holding company asset/liability committee, comprised of holding company officers and representatives of various subsidiaries. The committee’s function is to develop policies and guidelines, monitor results, and initiate strategies for effective asset/liability management throughout First Financial’s subsidiaries.
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table shows the total number of shares repurchased in the second quarter of 2005.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through April 30, 2005	43,617	$18.02	42,000	8,141,105
May 1 through May 31, 2005	131,784	$17.78	114,000	8,027,105
June 1 through June 30, 2005	137,067	$17.93	132,000	7,895,105

Total	312,468	$17.88	288,000	7,895,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through April 30, 2005	0	0.00
May 1 through May 31, 2005	8,150	18.30
June 1 through June 30, 2005	0	0.00

Total	8,150	18.30

Director Fee Stock Plan
April 1 through April 30, 2005	1,227	$18.45
May 1 through May 31, 2005	0	0.00
June 1 through June 30, 2005	0	0.00

Total	1,227	$18.45

Stock Option Plans
April 1 through April 30, 2005	390	$18.25
May 1 through May 31, 2005	9,634	17.76
June 1 through June 30, 2005	5,067	18.13

Total	15,091	$17.90

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 4. Submission of Matters to a Vote of Security Holders
On April 26, 2005, Bancorp held its annual meeting of shareholders, the results of which follow:
1)	Election of three directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld
Claude E. Davis	3 years	24,399,038	86.00	3,972,054
Steven C. Posey	3 years	26,868,739	94.70	1,502,353
Susan L. Purkrabeck-Knust	3 years	26,981,777	95.10	1,389,315
     Directors whose terms continue beyond the Annual Meeting in 2005:
Class II expiring in 2006:
James C. Garland
Murph Knapke
Barry S. Porter
Class III expiring in 2007:
Donald M. Cisle
Corrine Finnerty
Bruce E. Leep
2)	Proposal to approve an amendment to the 1999 Stock Option Plan for Non-Employee Directors and ratify certain grants previously made pursuant to the plan:

		% of Total	Votes	Votes
	Votes For	Shares Voted	Against	Abstained
Amendment to 1999 Stock Option Plan	17,187,868	60.58	5,171,579	587,480
No other matters were brought before the meeting for a vote.

Item 6. Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Separation Agreement, Waiver of and Release of All Claims and Covenant Not to Sue between James C. Hall and First Financial Bancorp. dated December 9, 2004, and incorporated herein by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.6	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.7	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.9	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to First Financial Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.10	Renewal Employment Agreement between Rex A. Hockemeyer and First Financial Bancorp. dated October 1, 2003, and incorporated herein by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.11	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.12	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.13	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.14	First Financial Bancorp. 1999 Stock Option Plan for Non-Employee Directors, as amended as of April 26, 2005, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.17	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379

10.18	First Financial Bancorp. Director Fee Stock Plan, amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.19	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.20	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.21	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.22	Terms of First Financial Bancorp Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.23	First Financial Bancorp. Schedule of Directors’ Fees, incorporated herein by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.

(Registrant)

/s/ J. Franklin Hall

J. Franklin Hall
Senior Vice President and
Chief Financial Officer

Date	8/8/05