Form 10-Q
period 2005-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2005-11-02
CIK 708955

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005

Common stock, No par value	42,861,608

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$156,446	$152,437
Interest-bearing deposits with other banks	0	495
Federal funds sold and securities purchased under agreements to resell	48,000	12,049
Investment securities held-to-maturity, at cost (market value $14,512 at September 30, 2005 and $13,176 at December 31, 2004)	14,227	12,809
Investments available-for-sale, at market value (cost $607,305 at September 30, 2005 and $651,394 at December 31, 2004)	605,186	655,129
Loans:
Commercial	587,691	635,489
Real estate-construction	103,314	86,345
Real estate-commercial	622,237	618,145
Real estate-retail	857,763	860,785
Installment	536,552	580,156
Credit card	21,258	21,894
Lease financing	3,002	5,229

Total loans	2,731,817	2,808,043
Less:
Unearned income	0	6
Allowance for loan losses	42,036	45,076

Net loans	2,689,781	2,762,961
Premises and equipment	72,044	66,216
Goodwill	28,117	28,444
Other intangibles	7,490	7,838
Assets related to discontinued operations	0	108,231
Accrued interest and other assets	120,000	113,112

TOTAL ASSETS	$3,741,291	$3,919,721

LIABILITIES
Deposits:
Noninterest-bearing	$431,736	$438,367
Interest-bearing	2,498,003	2,467,498

Total deposits	2,929,739	2,905,865

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	58,273	64,249
Federal Home Loan Bank short-term borrowings	0	78,100
Other	0	5,845

Total short-term borrowings	58,273	148,194

Federal Home Loan Bank long-term debt	317,660	330,356
Other long-term debt	30,930	30,930
Liabilities related to discontinued operations	0	100,224
Accrued interest and other liabilities	35,541	32,697

TOTAL LIABILITIES	3,372,143	3,548,266

SHAREHOLDERS’ EQUITY
Common stock — no par value
Authorized — 160,000,000 shares Issued — 48,558,614 shares in 2005 and 2004	395,039	395,521
Retained earnings	79,375	65,095
Accumulated comprehensive income	(6,695)	(3,123)
Restricted Stock Awards	(3,077)	(3,073)
Treasury Stock, at cost, 5,579,633 shares in 2005 and 4,881,378 shares in 2004	(95,494)	(82,965)

TOTAL SHAREHOLDERS’ EQUITY	369,148	371,455

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,741,291	$3,919,721

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$129,870	$124,209	$44,122	$42,256
Investment securities
Taxable	16,016	18,740	5,219	5,970
Tax-exempt	3,690	4,151	1,221	1,321

Total investment interest	19,706	22,891	6,440	7,291
Interest-bearing deposits with other banks	1	43	0	11
Federal funds sold and securities purchased under agreements to resell	294	35	69	15

Total interest income	149,871	147,178	50,631	49,573
Interest expense
Deposits	34,639	27,075	12,779	9,139
Short-term borrowings	1,379	1,871	411	817
Federal Home Loan Bank long-term debt	11,358	11,503	3,769	3,885
Other long-term debt	1,467	1,058	529	379

Total interest expense	48,843	41,507	17,488	14,220

Net interest income	101,028	105,671	33,143	35,353
Provision for loan losses	2,556	6,565	1,351	1,985

Net interest income after provision for loan losses	98,472	99,106	31,792	33,368

Noninterest income
Service charges on deposit accounts	13,719	14,143	4,944	4,859
Trust income	11,947	11,696	3,974	3,774
Bankcard interchange income	4,565	3,841	1,577	1,393
Investment advisory fees	2,604	2,692	936	911
(Losses) gains from sales of loans	(336)	1,120	(1,280)	424
Investment securities (losses) gains	0	(11)	6	(8)
Other	11,384	11,590	3,852	4,564

Total noninterest income	43,883	45,071	14,009	15,917

Noninterest expenses
Salaries and employee benefits	57,420	56,112	19,353	19,175
Net occupancy	7,055	6,222	2,465	2,097
Furniture and equipment	4,979	5,339	1,694	1,766
Data processing	4,677	4,973	1,627	1,640
Marketing	1,760	2,084	535	664
Communication	2,254	2,085	758	692
Professional services	4,378	4,020	1,465	1,648
Amortization of intangibles	660	656	220	220
Other	18,294	17,567	6,615	5,891

Total noninterest expenses	101,477	99,058	34,732	33,793

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Earnings from continuing operations before income taxes	40,878	45,119	11,069	15,492
Income tax expense	12,904	14,399	3,250	4,800

Earnings from continuing operations	27,974	30,720	7,819	10,692

Earnings from discontinued operations
Other operating income (loss)	583	585	(140)	185
Gain on sale of discontinued operations	10,366	0	10,366	0

Income from discontinued operations before income taxes	10,949	585	10,226	185
Income tax expense	3,824	196	3,561	53

Earnings from discontinued operations	7,125	389	6,665	132

Net Earnings	$35,099	$31,109	$14,484	$10,824

Earnings per share from continuing operations:
Basic	$0.64	$0.70	$0.18	$0.24

Diluted	$0.64	$0.70	$0.18	$0.24

Earnings per share from discontinued operations:
Basic(1)	$0.16	$0.01	$0.15	$0.00

Diluted(1)	$0.16	$0.01	$0.15	$0.00

Earnings per share:
Basic(2)	$0.81	$0.71	$0.34	$0.25

Diluted(2)	$0.81	$0.71	$0.33	$0.25

Cash dividends declared per share	$0.48	$0.45	$0.16	$0.15

Average basic shares outstanding	43,422,516	43,855,706	43,166,270	43,750,598

Average diluted shares outstanding	43,503,393	43,920,027	43,262,371	43,817,398

(1)  EPS from discontinued operations for the third quarter of 2004 round to less than $0.01 per share.
(2)  EPS for net earnings for the third quarter of 2004 rounds to $0.25 per share.
See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Earnings from continuing operations	$27,974	$30,720
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	2,556	6,565
Provision for depreciation and amortization	6,745	6,316
Net amortization of investment security premiums and accretion of discounts	1,196	1,924
Realized investment securities losses	0	11
Originations of loans held for sale	(112,784)	(100,766)
Losses (gains) from sales of loans held for sale	336	(1,120)
Proceeds from sale of loans held for sale	111,847	100,643
Deferred income taxes	366	(73)
(Increase) decrease in interest receivable	(484)	649
Increase in cash surrender value of life insurance	(6,937)	(8,800)
(Increase) decrease in prepaid expenses	(146)	242
Increase (decrease) in accrued expenses	807	(1,046)
Increase (decrease) in interest payable	869	(79)
Other	3,619	4,803

Net cash provided by operating activities from continuing operations	35,964	39,989

Investing activities
Proceeds from sales of securities available-for-sale	682	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	81,274	169,789
Purchases of securities available-for-sale	(39,074)	(72,432)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	9,158	11,790
Purchases of securities held-to-maturity	(10,565)	(6,872)
Net decrease in interest-bearing deposits with other banks	495	2,245
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(35,951)	30
Net decrease (increase) in loans and leases	65,701	(134,207)
Recoveries from loans and leases previously charged off	2,676	3,545
Proceeds from disposal of other real estate owned	1,791	3,818
Purchases of premises and equipment	(9,928)	(8,143)

Net cash provided by (used in) investing activities from continuing operations	66,259	(30,437)

Financing activities
Net increase (decrease) in total deposits	23,874	(22,514)
Net decrease in short-term borrowings	(89,921)	(9,821)
Net (decrease) increase in long-term borrowings	(12,696)	34,971
Cash dividends declared	(20,819)	(19,787)
Purchase of common stock	(13,978)	(5,809)
Proceeds from exercise of stock options, net of shares purchased	194	5

Net cash used in financing activities from continuing operations	(113,346)	(22,955)

Net cash provided by (used in) discontinued operations	12,216	(2,376)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,093	(15,779)
Cash and cash equivalents at beginning of period	155,353	183,612

Cash and cash equivalents at end of period	$156,446	$167,833

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	156,446	165,549
Cash and cash equivalents from discontinued operations	0	2,284

Cash and cash equivalents at end of period	$156,446	$167,833

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2005	2004
Supplemental disclosures
Interest paid	$47,972	$43,821

Income taxes paid	$11,313	$11,958

Recognition of deferred tax assets attributable to SFAS No. 115	$2,215	$1,367

Acquisition of other real estate owned through Foreclosure	$2,247	$3,560

Issuance of restricted stock awards	$1,413	$1,463

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2005	2004
Balances at January 1	$371,455	$366,483
Net earnings	35,099	31,109
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	(3,572)	(2,164)

Comprehensive income	31,527	28,945
Cash dividends declared	(20,819)	(19,787)
Purchase of common stock	(13,978)	(5,901)
Exercise of stock options, net of shares purchased	194	5
Restricted stock awards	(640)	93
Amortization of restricted stock awards	1,409	1,514

Balances at September 30	$369,148	$371,352

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited, dollars in thousands, except per share data)
The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.
NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries — First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
NOTE 2: DISCONTINUED OPERATIONS
On September 16, 2005, First Financial closed the sale of substantially all of the assets and certain liabilities of its Fidelity Federal Savings Bank subsidiary to Mutual Federal Savings Bank, a subsidiary of MutualFirst Financial, Inc. of Muncie, Indiana. Fidelity Federal is reported as a discontinued operation for financial reporting purposes for all periods presented. The results of its operations and its cash flows have been removed from First Financial’s results of continuing operations for all periods presented.
The following table lists the assets and liabilities of Fidelity Federal included in the December 31, 2004, consolidated balance sheets as assets and liabilities related to discontinued operations that were sold on September 16, 2005:

December 31,
2004
Assets
Cash and due from banks	$2,916
Investments available for sale	14,302
Other earning assets	3,475
Net loans	85,646
Bank premises and equipment	682
Interest receivable	491
Other assets	719

Total assets	$105,231

Liabilities
Noninterest-bearing deposits	$5,536

December 31,
2004
Interest-bearing deposits	73,585
Borrowings	20,500
Other liabilities	603

Total liabilities	$100,224

The results of Fidelity Federal are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the nine months and three months ended September 30, 2005, and 2004, respectively, is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$4,034	$4,461	$1,163	$1,431
Investment securities	354	421	101	136
Interest-bearing deposits with other banks	55	41	14	12
Federal funds sold and securities purchased under agreements to resell	109	53	35	24

Total interest income	4,552	4,976	1,313	1,603
Interest expense
Deposits	1,197	1,127	391	364
Federal Home Loan Bank long-term debt	865	1,161	260	390

Total interest expense	2,062	2,288	651	754

Net interest income	2,490	2,688	662	849
Provision for loan losses	50	375	0	113

Net interest income after provision for loan losses	2,440	2,313	662	736

Noninterest income
Service charges on deposit accounts	154	184	50	60
Gain on sale of discontinued operations	10,366	0	10,366	0
Other	(87)	107	(164)	39

Total noninterest income	10,433	291	10,252	99

Noninterest expenses
Salaries and employee benefits	1,032	955	437	317
Net occupancy	67	70	22	22
Furniture and equipment	45	47	14	16
Data processing	369	422	102	134
Other	411	525	113	161

Total noninterest expenses	1,924	2,019	688	650

Income before taxes	10,949	585	10,226	185
Income tax expense	3,824	196	3,561	53

Net earnings	$7,125	$389	$6,665	$132

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
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of September 30, 2005, First Financial had issued standby letters of credit aggregating $40,848 compared to $43,453 issued as of December 31, 2004. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $503,999 at September 30, 2005, and $500,945 at December 31, 2004. Management does not anticipate any material losses as a result of these commitments.
NOTE 4: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the nine and three months ended September 30, 2005, and 2004 are shown in the table below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$35,099	$31,109	$14,484	$10,824
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(3,572)	(2,170)	(1,827)	7,447
Less: reclassification adjustment for (losses) gains included in net income	0	(6)	4	(6)

Other comprehensive income	(3,572)	(2,164)	(1,831)	7,453

Comprehensive income	$31,527	$28,945	$12,653	$18,277

The unfunded pension losses, net of taxes, recorded as accumulated comprehensive income are $5,320.

NOTE 5: ACCOUNTING FOR DERIVATIVES
First Financial follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for its derivative activities. First Financial has interest rate swaps that are accounted for as fair value hedges under SFAS No. 133. First Financial utilizes interest rate swap agreements to effectively modify its exposure to interest rate risk by converting certain fixed rate assets to a floating rate. The use of these interest rate swaps allows First Financial’s subsidiary bank to offer a long-term fixed-rate loan to commercial borrowers. The interest rate swaps allow First Financial to convert the fixed interest rate to a variable rate that better suits its funding position. The swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount. The swaps are accounted for under the short-cut method. These contracts are designated as hedges of specific assets. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset. First Financial had interest rate swaps with a notional value of $21,001 at September 30, 2005, and $11,961 at September 30, 2004. The fair value of the swaps was an unrealized gain of $105 at September 30, 2005 and an unrealized loss of $179 at September 30, 2004. These amounts are included with other assets on the balance sheet. The fair value adjustment was made to the hedged item on the balance sheet.
First Financial is exposed to losses if a counterparty fails to make its payment under a contract in which First Financial is in the receiving position. Although collateral or other security may not be obtained, First Financial minimizes its credit risk by monitoring the credit standing of each counterparty and believes that each will be able to fully satisfy its obligation under the agreement.
NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On September 30, 2005, the rates on Trust I and Trust II were 7.36% and 6.59%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of September 30, 2005, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of September 30, 2005, was $10,000.

NOTE 7: STOCK OPTIONS
As of September 30, 2005, First Financial had two stock-based compensation plans. First Financial accounts for those plans under the intrinsic value method. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if First Financial had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$35,099	$31,109	$14,484	$10,824
Add: restricted stock expense, net of taxes, included in net income	916	984	288	293
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,098	1,169	362	351

Pro forma net earnings	$34,917	$30,924	$14,410	$10,766

Earnings per share
Basic—as reported	$0.81	$0.71	$0.34	$0.25

Basic—pro forma	$0.80	$0.71	$0.33	$0.25

Diluted—as reported	$0.81	$0.71	$0.33	$0.25

Diluted—pro forma	$0.80	$0.70	$0.33	$0.25

SFAS No. 123 was revised in 2004 and was effective for public entities as of the first interim period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission amended the compliance date. The new rule allows companies to implement SFAS No. 123 at the beginning of their next fiscal year, which will be January 1, 2006, for First Financial. This Statement supercedes APB 25 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See table above for proforma footnote disclosures reported for the three and nine months ended September 30, 2005, and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods. First Financial does not plan to adopt SFAS No. 123 early. The method of adoption has not yet been determined. Therefore, the effect of SFAS 123 on First Financial’s financial statements has not yet been determined.

NOTE 8: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial expects to contribute $5,605 to its pension plan in 2005. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$2,875	$2,573	$964	$852
Interest cost	2,283	2,111	788	705
Expected return on plan assets	(2,033)	(1,834)	(678)	(608)
Amortization of transition asset	(48)	(60)	(16)	(20)
Amortization of unrecognized prior service cost	44	110	15	37
Amortization of actuarial loss	780	617	284	207

Net periodic benefit cost	$3,901	$3,517	$1,357	$1,173

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$60	$63	$20	$21
Amortization of unrecognized prior service asset	(3)	(3)	(1)	(1)
Amortization of actuarial gain	(25)	(31)	(9)	(10)

Net periodic postretirement benefit cost	$32	$29	$10	$10

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2005			2004
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Average Consolidated Balance Sheet Items:
Loans less unearned income	2,783,315	2,795,754	2,788,075	2,810,389	2,832,997
Investment securities	625,418	635,982	655,114	685,616	715,282
Other earning assets	6,357	17,188	18,141	2,757	6,690

Total Earning Assets	3,415,090	3,448,924	3,461,330	3,498,762	3,554,969
Total assets	3,816,894	3,852,422	3,857,854	3,885,054	3,939,541
Noninterest-bearing deposits	428,881	433,379	425,365	427,357	404,659
Interest-bearing deposits	2,473,712	2,476,112	2,468,148	2,428,999	2,443,358

Total deposits	2,902,593	2,909,491	2,893,513	2,856,356	2,848,017
Borrowings	432,342	445,141	464,300	528,829	597,258
Shareholders’ equity	367,472	369,477	370,829	370,722	364,495
Key Ratios:
Average equity to average total assets	9.63%	9.59%	9.61%	9.54%	9.25%
Return on average total assets	1.51%	1.03%	1.13%	1.02%	1.09%
Return on average equity	15.64%	10.74%	11.73%	10.74%	11.81%
Return on average tangible equity	17.32%	11.90%	13.00%	11.91%	13.13%
Net interest margin	3.85%	3.94%	3.98%	3.92%	3.96%
Net interest margin (fully tax equivalent)	3.94%	4.03%	4.07%	4.01%	4.04%
These ratios include earnings from continuing and discontinued operations.
SUMMARY
STRATEGIC PLAN UPDATE
Cost Reduction Initiatives
First Financial has successfully completed the final step in the consolidation of its bank and operating subsidiaries into one banking charter: First Financial Bank, National Association. Under this national bank charter, First Financial now operates in different geographic markets under the brand names First Financial Bank, Community First Bank & Trust, and Sand Ridge Bank. In addition, First Financial merged First Financial Bancorp Service Corp. with and into First Financial Bank.
The operation of the five business units described in the strategic plan are carried out under the charter of First Financial Bank, N.A. The three banking units are marketed in their local areas under the brand names Community First Bank & Trust, Sand Ridge Bank, and First Financial Bank. Throughout all of its markets, First Financial Bank, N.A. provides wealth management services through its First Financial Wealth Resources Group line of business. The bank provides insurance services through its First Financial Insurance line of business, a subsidiary of the bank.
While the charter consolidation and related data processing consolidation was completed in the third quarter, other operational centralizations and changes continue as originally scheduled. Pre-tax salary and benefit reductions attributable to operational consolidations are still expected to be within the range of $4.8 million and $5.2 million or $0.07 to $0.08 per share after tax. Approximately half of the operational staff reductions were completed by the end of the third quarter.
Other operational cost savings are expected to occur during 2006 that include a reduction in consumer check costs through a new vendor relationship effective in November of 2005. A significant noninterest expense for First Financial is the core data processing expense. First Financial is currently evaluating alternatives with the objective of identifying a cost effective data processing system. First Financial has engaged a consultant to assist in the evaluation of this operating expense as it is the belief of management that spending is higher than peers in this category. Our existing core data processing contract expires in November of 2006. Additional estimated cost savings for non-staff related operational expenses are still being reviewed.

Costs associated with the operational consolidation element of the plan were previously announced and originally estimated to be $4,500 on a pre-tax basis or $0.07 per share. Included in the original estimates were costs of $2,900 for charges associated with staff reductions, $600 in consulting and professional services, and $1,000 in conversion-related programming costs, customer notifications, and other consolidation-related costs. The $2,900 estimate associated with staff reductions has been revised to $2,200. The reduction is the result of employee transfers to revenue producing jobs, transfers to fill other vacant positions, and resignations. In the third quarter of 2005, $923 of operational consolidation costs were recognized, including $101 in charges associated with staff reductions, $350 in consulting and professional services, $169 was data processing expense, and $303 in other consolidation-related costs. The majority of the remaining costs are expected to be recognized in the fourth quarter of 2005. Total expected annualized cost savings from the operational consolidation remain estimated at $4,800 to $5,200 when fully realized.
BALANCE SHEET AND CAPITAL MANAGEMENT
First Financial has formalized a Capital Plan approved by its Board of Directors during the third quarter of 2005. The Capital Plan establishes ranges for targeted capital ratios as follows: Leverage ratio from 8.00% to 8.50%; risk based capital ratio of 12.75% to 13.25%; tangible equity to tangible assets of 6.75% to 7.25%. These capital levels were determined by management to be consistent with our assessment of the requirements to address estimated risks, to support a stable dividend to shareholders, and to support estimated organic growth of the franchise.
First Financial also completed the sale of the Fidelity Federal Savings Bank subsidiary, headquartered in Marion, Indiana, to Mutual Federal Savings Bank in Muncie, Indiana. This transaction resulted in an after-tax gain of $6,738 or $0.15 per diluted share.
First Financial has made the strategic decision to discontinue offering the dealer-originated installment loan product (indirect lending for automobiles, boats, and RVs). This decision was based primarily on the low profit margin of this highly competitive, rate driven product. First Financial will continue offering auto, boat, and RV loans to customers directly through its branch network. As of September 30, 2005, the indirect loan portfolio balance was approximately $193,000. In September, First Financial sold $42,000 of its marine and RV indirect portfolio for a loss of approximately $1,649.
OPERATING RESULTS
Net earnings for the first nine months of 2005 were $35,099 or $0.81 in diluted earnings per share versus $31,109 or $0.71 for the first nine months of 2004. Income from continuing operations for the nine months ended September 30, 2005, was $27,974 or $0.64 in diluted earnings per share versus $30,720 or $0.70 in diluted earnings per share for the same period in 2004. This 8.94% decrease in income from continuing operations was the result of a decline in net interest income of $4,643 as outlined in the “Rate/Volume Analysis” and “Net Interest Income” sections. Other factors contributing to the decline in income from continuing operations were a decrease in noninterest income of $1,188 and an increase in noninterest expenses of $2,419. These negative factors were offset by a decline in the provision for loan losses of $4,009.
Return on average assets of 1.22% for the first nine months of 2005 compared to 1.06% for the same period in 2004. Return on average shareholders’ equity was 12.71% for the first nine months of 2005 versus 11.37% for the comparable period in 2004.
Net earnings for the third quarter of 2005 were $14,484 or $0.33 in diluted earnings per share, compared to $10,824 or $0.25 in diluted earnings per share for the third quarter of 2004. Income from continuing operations for the third quarter of 2005 was $7,819 or $0.18 in diluted earnings per share compared to the third quarter of 2004 of $10,692 or $0.24 in diluted earnings per share. Return on average assets of 1.51% for the third quarter of 2005 compared to 1.09% for the same period in 2004. Return on average shareholders’ equity was 15.64% for the third quarter of 2005 versus 11.81% for the comparable period in 2004.

Third-quarter 2005 noninterest income was $14,009, a decrease of $1,908 or 11.99% from the third quarter of 2004, due primarily to the loss of $1,649 associated with the sale of approximately $42,000 in indirect loans. This loss was due to the acceleration of origination costs and the market value loss on the portfolio. The origination costs would ordinarily be recognized over time as a reduction to yield on the loans. Excluding the $1,649 loss in the third quarter of 2005 and the $757 gain from the sale of the Kewanna branch in the third quarter of 2004, noninterest income increased $498 or 3.29%. Other noninterest income declined $712 or 15.60% primarily due to a decrease of $432 in executive life insurance income. These decreases to noninterest income were offset by increases to trust income of $200 and bankcard interchange income of $184. The insurance business unit produced $626 in revenue for the third quarter of 2005 compared to $566 in the comparable period in 2004 .
On a linked-quarter basis, total noninterest income was down $829 or 5.59%. Increases of $335 in service charges on deposit accounts were offset by the loss on the sale of the indirect loans referred to previously. Excluding the loss on sale, noninterest income increased by $820 or 5.53%.
Year-to-date noninterest income decreased $1,188 or 2.64% from 2004. The loss on the sale of the indirect loans was partially offset by increased bankcard interchange income of $724. Excluding the loss on sale and branch sale, the increase was $1,218 or 2.75%.
Total noninterest expense increased $939 or 2.78% for the third quarter of 2005 from the third quarter of 2004. Salaries and employee benefits increased $178 or 0.93% due primarily to severance charges, enhancements to the executive staff at the parent company, and increased health care costs offset by staff reductions. Net occupancy expenses for the third quarter of 2005 increased $368 or 17.55% as a result of increased building rent, depreciation, and related expenses. Other noninterest expenses increased $724 or 12.29% partially due to increases in credit card expense of $184, postage expense of $121, donations and contributions of $96, and credit and collection expense of $70. Professional services expenses decreased $183 or 11.10%. However, it is anticipated that this expense will increase in the fourth quarter.
Consolidation related expenses were $923 in the third quarter of 2005, consisting of $101 in charges associated with staff reductions, $350 in consulting and professional services, $169 in data processing expense, and $303 in other consolidation-related costs. The remaining $2,308 of the total of $3,900 in estimated costs should occur throughout the balance of 2005 and possibly into 2006 depending on the timing of decisions regarding the reorganization of certain support functions.
Year-to-date noninterest expenses increased $2,419 or 2.44%. Salaries and benefits increased $1,308 or 2.33%. Net occupancy increased $833 or 13.39%. Professional services expense increased $358 or 8.91%. Data processing expenses decreased $296 or 5.95%. Other noninterest expenses increased $727, which primarily included increases in credit card expense of $488 due to increased card usage and legal expense of $187.
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

	2005			2004
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Interest income	$50,631	$50,119	$49,121	$49,294	$49,573
Interest expense	17,488	16,214	15,141	14,783	14,220

Net interest income	33,143	33,905	33,980	34,511	35,353
Tax equivalent adjustment to interest income	746	756	758	773	778

Net interest income (fully tax equivalent)	$33,889	$34,661	$34,738	$35,284	$36,131

Average earning assets	3,415,090	3,448,924	3,461,330	3,498,762	3,554,969

Net interest margin *	3.85%	3.94%	3.98%	3.92%	3.96%
Net interest margin (tax equivalent)	3.94%	4.03%	4.07%	4.01%	4.04%

*	Margins are calculated using net interest income annualized divided by average earning assets
Net interest income for the third quarter of 2005 was $33,143, compared to $35,353 in the third quarter of 2004, a decline of 6.25% or $2,210. This decrease is due primarily to an increase in deposit costs and a decrease in asset balances. Net interest income on a linked-quarter basis (third quarter 2005 compared to second quarter 2005) decreased $762 or 2.25% also due to increased deposit costs and decreased asset balances. Net interest income for 2005 on a year-to-date basis decreased $4,643 or 4.39% from the comparable period in 2004. First Financial’s net interest margin decreased to 3.85% in the third quarter of 2005 from 3.96% in the third quarter of 2004. Linked-quarter net interest margin decreased nine basis points from 3.94% to 3.85%. On a year-to-date basis, net interest margin decreased from 3.99% for 2004 to 3.92% for 2005.
Net interest income decreased by $762 and net interest margin decreased 9 basis points on a linked quarter basis. The decrease in margin is due to deposit pricing accounting for approximately 15 basis points of decline, investments 2 basis points of decline offset by loan pricing of 8 basis points of increase. Competitive deposit pricing pressure in certain markets has created the need for product and pricing enhancements resulting in approximately 6 basis points of the 15 basis points noted above. Continued margin pressure is likely to occur as competitive driven pricing is expected to continue.

	2005				2004
	Qtrly. Avg. Balance	Avg. Yld/ Cost	Qtrly. Avg. Balance	Avg. Yld/ Cost	Qtrly. Avg. Balance	Avg. Yd/ Cost
	Sep. 30	Sep. 30	June 30	June 30	Sep. 30	Sep. 30
Investment securities & other earning assets	$631,775	4.09%	$653,170	4.14%	$721,972	4.02%
Net loans, including fees	2,783,315	6.29%	2,795,754	6.22%	2,832,997	5.92%

Earning assets	$3,415,090	5.88%	$3,448,924	5.83%	$3,554,969	5.53%

Interest-bearing deposits	$2,473,712	2.05%	$2,476,112	1.85%	$2,443,358	1.48%

Short-term borrowings	82,307	1.98%	90,653	2.24%	241,421	1.34%

Long-term borrowings	319,105	4.69%	323,558	4.69%	324,907	4.74%

Other long-term debt	30,930	6.79%	30,930	6.38%	30,930	4.86%

Interest sensitive liabilities	$2,906,054	2.39%	$2,921,253	2.23%	$3,040,616	1.86%

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for both the nine months and quarter ended September 30, 2005, in comparison to 2004. First Financial’s adjustable and variable rate loans repriced upward more slowly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease in net interest income. The change in interest due to the combined effect of both rate and volume has been allocated to the volume and rate variance on a prorated basis.

	Nine Months			Three Months
	Ended			Ended
	Sep. 30, 2005	Change Due To:		Sep. 30, 2005	Change Due To:
	Over 2004	Rate	Volume	Over 2004	Rate	Volume
Interest income	$2,693	$6,829	($4,136)	$1,058	$3,132	($2,074)
Interest expense	7,336	9,005	(1,669)	3,268	4,078	(810)

Net interest income	($4,643)	($2,176)	($2,467)	($2,210)	($946)	($1,264)

ASSETS
Average loans, net of unearned income, for the third quarter of 2005 decreased 1.75% and year-to-date average loan balances increased 0.36% from the comparable periods a year ago. On a linked-quarter basis, average outstanding loan balances decreased 0.44%. The decline in loan volume for all periods has been primarily in the commercial loan categories. The loan portfolio was also affected by the sale of $42,000 in indirect marine and recreational vehicle loans in the third quarter of 2005. Additionally, indirect installment originations ceased in the third quarter and approximately $25,000 in runoff of this portfolio occurred. It is the belief of management that the strategic decisions to sell a portion and no longer originate indirect installment loans will both reduce risk in the portfolio and provide greater focus to client-centered efforts when building our business.
Loan pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, LIBOR, and Treasury based loans represent approximately 65% of the portfolio and 35% are fixed rate.
Securities available for sale were $605,186 at September 30, 2005, compared to $655,129 at December 31, 2004, and $678,394 at September 30, 2004. The change from year-end 2004, is due to purchases of $49,639 in securities; $68,715 in mortgage-backed and collateralized mortgage obligation paydowns; $22,908 in maturities, calls, and bond premium amortization; and $5,854 in market value decrease. The company continues to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce its sensitivity to the downward changes in bond pricing, to changes in interest rates, and to reduce interest rate risk. The combined investment portfolio was 16.56%, 17.04%, and 17.41% of total assets at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
DEPOSITS
Average deposit balances for the third quarter increased $54,576 or 1.92% from the comparable period a year ago primarily due to increases in average interest-bearing and noninterest-bearing checking accounts. Average deposits increased 2.07% on a year-to-date basis due to increases in noninterest-bearing deposit balances. This increase in noninterest-bearing deposit accounts marks the successful efforts of focused strategies over the past twelve months. Average deposits have decreased 0.24% on a linked-quarter basis primarily due to decreases in time deposits. Interest expense on deposits increased as a result of overall market rate increases rather than a shift in our competitive position in the markets we serve. More aggressive pricing by competitors has occurred in these markets; therefore, First Financial has kept pace to maintain its position in the market.
Deposit pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, indexed, and managed rate deposits represent approximately 42% of the portfolio and 58% are fixed.

INCOME TAXES
Income tax expense for the first nine months of 2005 was $16,728 versus $14,595 in 2004. Tax expense relating to income from continuing operations totaled $12,904 and $14,404 for the nine months ended September 30, 2005 and 2004, respectively, with no tax effect related to securities transactions for the nine months ended September 30, 2005 and a tax benefit related to securities transactions of $5 for the same period in 2004. Tax expense related to income from continuing operations for the first six months of 2005 was $12,904, a decrease of $1,495 when compared to $14,399 reported for the same period in 2004. Tax expense related to discontinued operations totaled $3,824 and $196 for the nine months ended September 30, 2005 and 2004, respectively. The taxes on gain from the sale of the discontinued operations were $3,628. No taxes related to securities transactions were recorded for discontinued operations.
First Financial’s overall effective tax rates for the first nine months of 2005 and 2004 were 32.28% and 31.93%, respectively. Effective tax rates for income from continuing operations was 31.57% and 31.91% for the nine months ended September 30, 2005 and 2004, respectively. Effective tax rates for income from discontinued operations were 34.93% and 33.50% for the nine months ended September 30, 2005 and 2004, respectively.
Income tax expense for the third quarter of 2005 was $6,811, an increase of $1,958 when compared to $4,853 reported for the same period in 2004. Tax expense related to income from continuing operations for the third quarter of 2005 was $3,250, a decrease of $1,550 when compared to $4,800 reported for the same period in 2004. Tax expense related to discontinued operations totaled $3,561 and $53 for the quarters ended September 30, 2005 and 2004, respectively.
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
The provision for loan losses for the third quarter of 2005 was $1,351 compared to $1,985 for the same period in 2004. Net charge-offs of $2,821 for the third quarter were $1,626 more than the $1,195 net charge-offs for the third quarter of 2004. Year-to-date net charge-offs were $5,596 in 2005, down $133 from $5,729 recorded in 2004. Increases in commercial loans charged-off caused the increase in net charge-offs for the third quarter of 2005 compared to the same period in 2004. The percentage of annualized net charge-offs to average loans for the third quarter of 2005 was 0.40% compared to 0.17% for the same period in 2004. This level of chargeoffs is still within an acceptable range. The percentage of net charge-offs to average loans was 0.27% for year-to-date 2005 compared to 0.28% for the same period in 2004. First Financial continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.54% at quarter end versus 1.67% for the same quarter a year ago. It is management’s belief that the allowance for loan losses is adequate to absorb inherent credit losses.
The overall mix of the loan portfolio was affected by the sale of $42,000 in indirect installment loans and an additional $25,000 in contractual and prepayment runoff. These portfolios have historically had relatively high loss rates when compared to other portfolios.
Management will be closely evaluating the effect of the recent change in bankruptcy laws and the much publicized increase in filings prior to the adoption of the new law in the fourth quarter of 2005. It is management’s belief that there could be a short-term increase in bankruptcy filings and that there may be an adverse impact on credit quality in some future periods. Management will adjust the provision expense accordingly to maintain adequate reserves should these events occur. It is also management’s belief that while there may be a short-term increase in losses, this would be normalized over time.

IMPAIRED LOANS
At September 30, 2005, and 2004, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,957 and $3,672, respectively, all of which are on a nonaccrual basis. The related allowance for loan losses on these impaired loans was $1,330 at September 30, 2005, and $1,497 at September 30, 2004. At September 30, 2005 and 2004, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended September 30, 2005, and 2004, was approximately $3,147 and $3,833. For the nine months and quarter ended September 30, 2005, First Financial recognized interest income on those impaired loans of $64 and $29 compared to $229 and $130 for the same periods in 2004. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2005			2004
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Balance at beginning of period	$43,506	$44,172	$45,076	$47,272	$46,482
Provision for loan losses	1,351	750	455	(587)	1,985
Loans charged off	(3,333)	(2,267)	(2,672)	(2,567)	(1,975)
Recoveries	512	851	1,313	958	780

Net charge-offs	(2,821)	(1,416)	(1,359)	(1,609)	(1,195)

Balance at end of period	$42,036	$43,506	$44,172	$45,076	$47,272

Ratios:
Allowance to period end loans, net of unearned income	1.54%	1.55%	1.59%	1.61%	1.67%
Recoveries to charge-offs	18.23%	37.54%	49.14%	37.32%	39.49%
Allowance as a multiple of net charge-offs	14.90	30.72	32.50	28.01	39.56
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $4,759 to $29,745 at the end of the third quarter of 2005 from $24,986 at the end of the third quarter of 2004. Nonaccrual loans increased $5,186, other real estate owned increased $209, and accruing loans past due 90 days or more increased $900. However, restructured loans decreased $1,536. On a linked quarter basis, total underperforming assets increased $5,016. This increase is due primarily to a $4,155 increase in nonaccrual loans that involves a few large commercial real estate credits with an aggregate outstanding balance at September 30, 2005 of approximately $2,521. These credits have been appropriately considered in establishing the allowance for loan losses at September 30, 2005. This level of nonperforming assets remains within an acceptable range. The level of reserves to nonperforming loans is 150.31%.
The nonperforming assets to ending loans ratio increased to 1.02% as of September 30, 2005, from 0.85% as of the end of the third quarter of 2004.
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

The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2005			2004
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Nonaccrual loans	$24,563	$20,408	$16,033	$17,472	$19,377
Restructured loans	808	884	885	2,110	2,344
Other real estate owned	2,595	2,673	2,705	1,481	2,386

Total nonperforming assets	27,966	23,965	19,623	21,063	24,107
Accruing loans past due 90 days or more	1,779	764	352	1,784	879

Total underperforming assets	$29,745	$24,729	$19,975	$22,847	$24,986

Allowance for loan losses to total underperforming assets	141.32%	175.93%	221.14%	197.30%	189.19%

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.02%	0.85%	0.70%	0.75%	0.85%

Underperforming assets as a percent of loans, net of unearned income plus other real estate owned	1.09%	0.88%	0.72%	0.81%	0.88%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures.
Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are up $58,715 from the prior year. Average deposits on a linked quarter basis decreased $6,898. Short-term borrowings decreased $89,921 from year-end, and long-term borrowings decreased $12,696.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2005, securities maturing in one year or less amounted to $89,279, representing 14.41% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2005, amounted to $592,697, representing 15.84% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.
At September 30, 2005, First Financial had classified $605,186 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.
Liquidity is very important and as such is both monitored and managed closely by the asset/liability committee at each affiliate and on a consolidated basis. Liquidity may be used to fund capital expenditures. Capital expenditures were $9,928 for the first nine months of 2005. In addition, remodeling is a planned and ongoing process given the 103 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of September 30, 2005, were approximately $10,470. Management believes that First Financial has sufficient liquidity to fund its current commitments, which includes the modified Dutch tender offer.

First Financial monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. First Financial manages liquidity to pay dividends to shareholders, to service debt, to invest in subsidiaries, and to satisfy other operating requirements. It also manages the liquidity of its subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities. First Financial’s subsidiary bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary bank has access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and FHLB where the subsidiary bank is a member.
The primary sources of liquidity for First Financial Bancorp are dividends from and returns on investments in its subsidiaries. The bank subsidiary is subject to dividend limits under the rules established by the Office of the Comptroller of the Currency and the Federal Reserve Board. The amount of dividends that a subsidiary bank may declare in a calendar year without approval by the OCC is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years. As of September 30, 2005, the subsidiary bank is not able to pay dividends to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $50.0 million short-term revolving credit facility with two unaffiliated banks. As of September 30, 2005, there was no outstanding balance under this credit facility. The current facility matured and was renewed during the third quarter. The credit agreement also requires First Financial to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of September 30, 2005.
On November 2, 2005, management initiated a plan to achieve target capital levels in part through a modified Dutch tender offer of up to approximately 3,250,000 shares. FFBC will fund the tender offer through both current cash and borrowings at the parent company. These borrowings will be repaid through 2006 and 2007 through dividends from the subsidiaries to the parent company. The alternative to this funding method requires additional approval from the subsidiary banks regulatory agency and creates additional dividend restrictions until the third quarter of 2006. The dividends available for payment to the parent company from the subsidiary bank without prior approval are based on current earnings levels not overall capital levels.
This funding method removes future restrictions and adds an additional level of flexibility as it is the intention of management to fund dividends to it’s shareholders primarily from dividends received from its subsidiary bank. It is First Financial’s preference to receive these dividends from the subsidiary bank at levels that do not require prior regulatory approval. This approach allows FFBC the flexibility to both pay shareholder dividends and pay down the borrowings at levels that should not require prior regulatory approval.
CAPITAL ADEQUACY
The Federal Reserve established risk-based capital requirements for U.S. banking organizations. Risk weights are assigned to on- and off-balance sheet items in arriving at risk-adjusted total assets. Regulatory capital is divided by risk-adjusted total assets, with the resulting ratios compared to minimum standards to determine whether a bank has adequate capital.
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
First Financial’s Tier I ratio at September 30, 2005, was 13.93%, its total risked-based capital was 15.19% and its leverage ratio was 9.77%. While First Financial subsidiary bank’s ratios are well above regulatory requirements, management will continue to monitor the asset mix which affects these ratios due to the risk weights assigned various assets, and the allowance for loan losses, which influences the total risk-based capital ratio.
The following table illustrates the risk-based capital calculations and ratios for the last five quarters.

	Quarter Ended
	2005			2004
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Tier I Capital
Shareholders’ equity	$369,148	$369,822	$368,147	$371,455	$371,352
Trust preferred securities	30,000	30,000	30,000	30,000	30,000
Nonqualifying intangible assets	(30,788)	(32,019)	(32,216)	(32,142)	(32,470)
Unrealized net securities (gains) losses	1,375	(456)	2,764	(2,197)	(4,351)

Total tier I capital	$369,735	$367,347	$368,695	$367,116	$364,531

Total risk-based capital
Tier I capital	$369,735	$367,347	$368,695	$367,116	$364,531
Qualifying allowance for loan losses	33,282	35,217	34,972	35,322	35,197
Gross unrealized gains on equity securities	27	24	0	0	0

Total risk-based capital	$403,044	$402,588	$403,667	$402,438	$399,728

Risk weighted assets	$2,653,795	$2,809,057	$2,788,550	$2,815,986	$2,803,686

Risk-based ratios:
Tier I	13.93%	13.08%	13.22%	13.04%	13.00%

Total risk-based capital	15.19%	14.33%	14.48%	14.29%	14.26%

Leverage	9.77%	9.62%	9.64%	9.53%	9.33%

FORWARD LOOKING INFORMATION
This document, the documents incorporated by reference and the documents to which we refer you contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Words such as “estimate”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, “planned”, “potential” and similar expressions may identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results:
•	material adverse changes in economic conditions in the markets of our company;

•	the potential impact of national and international security concerns on the banking environment, including any possible military action, terrorist attacks or other hostilities;

•	future regulatory actions;

•	our ability to implement our strategic and operational initiatives;

•	the impact of competition;

•	the demand for financial services in our area;

•	changes in interest rates;

•	risks related to consumer acceptance of our products and our ability to develop new products;

•	the ability to retain, hire and train key personnel; and

•	other risks and uncertainty inherent in the banking and financial services businesses;
In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our other filings with the Commission , for a more detailed discussion of these risks and uncertainties and other factors. We are not under any obligation and do not undertake to make publicly available any update or other revision to any of these forward-looking statements to reflect circumstances existing after the date hereof or to reflect the occurrence of future events even if experience or future changes make it clear that any projected results expressed or implied herein or in any other document will not be realized.
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
Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2005, ultimate losses may vary from estimates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of First Financial’s interest earning assets and the amount of interest earning liabilities that are prepaid/withdrawn, reprice or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (ALCO) oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.
Interest rate risk for First Financial’s consolidated balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options such as loan prepayments and security and debt callability. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the net interest margin. Basis risk is also present in managed rate liabilities, such as interest bearing checking accounts and savings accounts, where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.
The interest rate risk position is measured and monitored using earnings simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Earnings simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks and a forecast of likely interest rate scenarios. Market based prepayment speeds are incorporated into the analysis for loan and securities portfolios.
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The most aggressive immediate, parallel increase of 200 basis points in rate shocks produce as much as an approximate 8% decrease in net interest income over the next twelve months, though the most likely scenarios with expected behavioral and managed rate assumptions produce an approximate 3% decrease over the same time frame in the same up 200 basis point evaluation. Additional scenarios are modeled utilizing a most likely interest rate scenario and First Financial’s expectation on how deposit rates will be managed by incorporating caps, floors, and lags on deposit rates into the model. Based on these assumptions, First Financial has a neutral rate risk position at 0.07% when compared to a basecase scenario with interest rates held constant.
These outcomes are based on the current portfolio and do not assume any mix shift or intra-product movement in deposit balances. If further product or pricing concessions become necessary to protect share, these outcomes could vary materially.

Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of Bancorp’s net interest margin to changes in interest rates, to assuring that there is sufficient capital and liquidity to support future balance sheet growth. First Financial has a holding company asset/liability committee, comprised of holding company officers and representatives of various disciplines. The committee’s function is to develop policies and guidelines, monitor results, and initiate strategies for effective asset/liability management throughout First Financial. First Financial establishes policies and rates which lead to the prudent investment of resources, the effective management of risks associated with changing interest rates, the existence of adequate liquidity, and the earning of an adequate return on shareholders’ equity. The management of the risk includes objectives to minimize the adverse changes to net interest income, typically exercised through adjusting rates paid on deposit accounts, managing the volume of assets generated, and monitoring loan rates. Long-term funding is used to fund longer-term assets that are generated within the loan and investment portfolios.
See also “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by First Financial in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
As of the end of the period covered by this report, First Financial performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table shows the total number of shares repurchased in the third quarter of 2005.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through
July 31, 2005	153,547	$18.95	120,000	7,775,105
August 1 through
August 31, 2005	139,461	17.63	138,000	7,637,105
September 1 through
September 30, 2005	121,842	18.13	120,000	7,517,105

Total	414,850	$18.26	378,000	7,517,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
July 1 through
July 31, 2005	0	$0.00
August 1 through
August 31, 2005	0	0.00
September 1 through
September 30, 2005	0	0.00

Total	0	$0.00

Director Fee Stock Plan
July 1 through
July 31, 2005	1,701	$19.42
August 1 through
August 31, 2005	0	0
September 1 through
September 30, 2005	0	0

Total	1,701	$19.42

Stock Option Plans
July 1 through
July 31, 2005	31,846	$19.02
August 1 through
August 31, 2005	1,461	17.36
September 1 through
September 30, 2005	1,842	18.61

Total	35,149	$18.93

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Separation Agreement, Waiver of and Release of All Claims and Covenant Not to Sue between James C. Hall and First Financial Bancorp. dated December 9, 2004, and incorporated herein by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.6	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.7	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.9	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to First Financial Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.10	Renewal Employment Agreement between Rex A. Hockemeyer and First Financial Bancorp. dated October 1, 2003, and incorporated herein by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.11	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.12	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.13	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.14	First Financial Bancorp. 1999 Stock Option Plan for Non-Employee Directors, as amended as of April 26, 2005, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.17	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379

10.18	First Financial Bancorp. Director Fee Stock Plan, amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.19	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.20	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.21	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.22	Terms of First Financial Bancorp Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.23	First Financial Bancorp. Schedule of Directors’ Fees, incorporated herein by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2004. File No. 000-12379.

10.24	Form of Stock Option Agreement for Nonqualified Stock Options incorporated herein by reference to Exhibit 10.2 to the Form 8-K, date of report November 29, 2004.

10.25	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award incorporated herein by reference to Exhibit 10.3 to the Form 8-K, date report November 29, 2004.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Elizabeth E. Fontaine
J. Franklin Hall	Elizabeth E. Fontaine
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 11/02/05	Date 11/02/05