Form 10-Q
period 2006-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2006-05-05
CIK 708955

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006

Common stock, No par value	39,607,945

FIRST FINANCIAL BANCORP.

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$160,915	$163,281
Federal funds sold and securities purchased under agreements to resell	132,500	98,000
Investment securities held-to-maturity (market value $10,403 at March 31, 2006 and $12,768 at December 31, 2005)	10,232	12,555
Investment securities available-for-sale, at market value (cost $346,424 at March 31, 2006 and $555,157 at December 31, 2005)	344,136	554,673
Other investments	34,398	40,755
Loans:
Commercial	596,936	582,594
Real estate — construction	84,958	86,022
Real estate — commercial	651,698	646,079
Real estate — retail	761,891	772,334
Installment, net of unearned	493,526	515,200
Credit card	21,648	22,936
Lease financing	1,838	2,258

Total loans	2,612,495	2,627,423
Less:
Allowance for loan losses	40,656	42,485

Net loans	2,571,839	2,584,938
Premises and equipment	73,963	73,025
Goodwill	28,261	28,116
Other intangibles	7,408	7,920
Accrued interest and other assets	125,901	127,545

TOTAL ASSETS	$3,489,553	$3,690,808

LIABILITIES
Deposits:
Noninterest-bearing	$451,176	$440,988
Interest-bearing	2,499,228	2,484,451

Total deposits	2,950,404	2,925,439

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	46,004	66,634
Other	47,000	45,000

Total short-term borrowings	93,004	111,634

Federal Home Loan Bank long-term debt	83,482	286,655
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	35,119	36,269

TOTAL LIABILITIES	3,192,939	3,390,927

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized — 160,000,000 shares Issued — 48,558,614 shares in 2006 and 2005	392,838	392,607
Retained earnings	72,986	75,357
Accumulated comprehensive income	(9,010)	(7,876)
Treasury Stock, at cost, 8,966,264 shares in 2006 and 8,995,134 shares in 2005	(160,200)	(160,207)

TOTAL SHAREHOLDERS’ EQUITY	296,614	299,881

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,489,553	$3,690,808

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Interest income
Loans, including fees	$42,857	$42,378
Investment securities
Taxable	5,141	5,408
Tax-exempt	1,104	1,230

Total investment securities interest	6,245	6,638
Interest-bearing deposits with other banks	0	1
Federal funds sold and securities purchased under agreements to resell	1,582	104

Total interest income	50,684	49,121
Interest expense
Deposits	14,933	10,426
Short-term borrowings	896	461
Long-term borrowings	2,058	3,808
Subordinated debentures and capital securities	598	446

Total interest expense	18,485	15,141

Net interest income	32,199	33,980
Provision for loan losses	752	455

Net interest income after provision for loan losses	31,447	33,525

Noninterest income
Service charges on deposit accounts	5,089	4,166
Trust revenues	4,053	4,094
Bankcard interchange income	1,648	1,420
Investment advisory fees	846	840
Gains from sales of loans	245	464
Losses on sales of investment securities	(476)	(6)
Other	3,349	4,058

Total noninterest income	14,754	15,036

Noninterest expenses
Salaries and employee benefits	20,217	18,910
Net occupancy	2,839	2,349
Furniture and equipment	1,480	1,621
Data processing	1,807	1,589
Marketing	683	511
Communication	667	781
Professional services	1,307	1,386
Debt extinguishment	4,295	0
Amortization of intangibles	217	220
Other	7,148	5,793

Total noninterest expenses	40,660	33,160

	Three months ended
	March 31,
	2006	2005
Earnings from continuing operations before income taxes	5,541	15,401
Income tax expense	1,574	4,869

Earnings from continuing operations	3,967	10,532

Discontinued operations
Earnings from discontinued operations before income taxes	0	307
Income tax expense	0	113

Earnings from discontinued operations	0	194

Net Earnings	$3,967	$10,726

Earnings per share from continuing operations:
Basic	$0.10	$0.25

Diluted	$0.10	$0.25

Earnings per share from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Earnings per share:
Basic	$0.10	$0.25

Diluted	$0.10	$0.25

Cash dividends declared per share	$0.16	$0.16

Average basic shares outstanding	39,560,109	43,601,128

Average diluted shares outstanding	39,612,496	43,673,090

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2006	2005
Operating activities

Earnings from continuing operations	$3,967	$10,726
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	752	455
Provision for depreciation and amortization	1,975	1,890
Stock-based compensation expense	319	426
Net amortization of premiums and accretion of discounts on investment securities	(272)	421
Losses on sales of investment securities	476	6
Originations of loans held for sale	(18,559)	(21,286)
Gains from sales of loans held for sale	(245)	(464)
Proceeds from sale of loans held for sale	18,622	21,552
Deferred income taxes	(175)	(24)
Decrease in interest receivable	1,418	369
Increase in cash surrender value of life insurance	(852)	(2,037)
Increase in prepaid expenses	(1,040)	(574)
(Decrease) increase in accrued expenses	(708)	500
(Decrease) increase in interest payable	(60)	493
Other	1,864	3,989
Net decrease from discontinued operations	0	153

Net cash provided by operating activities	7,482	16,595

Investing activities
Proceeds from sales of securities available-for-sale	184,902	680
Proceeds from calls, paydowns and maturities of securities available-for-sale	32,331	29,002
Purchases of securities available-for-sale	(2,348)	(9,720)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	2,323	1,429
Purchases of securities held-to-maturity	0	(2,050)
Net decrease in interest-bearing deposits with other banks	0	495
Net increase in federal funds sold and securities purchased under agreements to resell	(34,500)	(14,401)
Net decrease in loans and leases	11,347	18,864
Recoveries from loans and leases previously charged off	684	1,313
Proceeds from disposal of other real estate owned	804	853
Purchases of premises and equipment	(2,500)	(2,956)
Net decrease from discontinued operations	0	195

Net cash provided by investing activities	193,043	23,704

Financing activities
Net increase in total deposits	24,965	52,110
Net decrease in short-term borrowings	(18,630)	(68,760)
Repayments of long-term borrowings	(203,173)	(2,139)
Cash dividends	(6,338)	(6,972)
Purchase of common stock	0	(1,906)
Proceeds from exercise of stock options,	236	19
Excess tax benefit on share-based compensation	49	0
Net decrease from discontinued operations	0	(1,251)

Net cash used in financing activities	(202,891)	(28,899)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(2,366)	11,400
Cash and cash equivalents at beginning of period	163,281	155,353

Cash and cash equivalents at end of period	$160,915	$166,753

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	160,915	163,806
Cash and cash equivalents from discontinued operations	0	2,947

Cash and cash equivalents at end of period	$160,915	$166,753

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2006	2005
Supplemental disclosures
Interest paid	$18,545	$15,141

Income taxes paid	$0	$0

Recognition of deferred tax assets attributable to SFAS No. 115	$670	$2,890

Acquisition of other real estate owned through foreclosure	$316	$2,078

Issuance of restricted stock awards	$35	$0

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2006	2005
Balances at January 1	$299,881	$371,455
Net earnings	3,967	10,726
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	(1,134)	(4,961)

Comprehensive income	2,833	5,765
Cash dividends declared	(6,338)	(6,972)
Purchase of common stock	0	(1,906)
Excess tax benefit on share-based compensation	49	0
Exercise of stock options, net of shares purchased	221	19
Restricted stock awards	(351)	(640)
Share-based compensation expense	319	426

Balances at March 31	$296,614	$368,147

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
The consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements for annual periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the First Financial Bancorp. Annual Report on Form 10-K for the year ended December 31, 2005.
First Financial adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006, using the modified-prospective transition method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. This Statement applies to all awards granted after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Prior to January 1, 2006, First Financial accounted for its stock options under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued To Employees” and related Interpretations, and applied the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” First Financial’s employee stock options have fixed terms and the exercise price of the stock options equals the market price on the date of grant. Therefore, no compensation cost was recognized for stock options prior to January 1, 2006.
Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on earnings.
NOTE 2: DISCONTINUED OPERATIONS
On September 16, 2005, First Financial completed the sale of substantially all of the assets and certain liabilities of its Fidelity Federal Savings Bank subsidiary to Mutual Federal Savings Bank, a subsidiary of MutualFirst Financial, Inc. of Muncie, Indiana. Fidelity Federal is reported as a discontinued operation for financial reporting purposes for all prior periods presented. The results of its operations and its cash flows have been removed from First Financial’s results of continuing operations for all periods presented.
The results of Fidelity Federal are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the three months ended March 31, 2005 is as follows:

Three months ended
March 31,
2005
Interest income
Loans, including fees	$1,441
Investment securities	130
Interest-bearing deposits with other banks	22
Federal funds sold and securities purchased under agreements to resell	29

Total interest income	1,622
Interest expense
Deposits	390
Long-term borrowings	301

Total interest expense	691

Net interest income	931
Provision for loan losses	50

Net interest income after provision for loan losses	881

Noninterest income
Service charges on deposit accounts	51
Other	37

Total noninterest income	88

Noninterest expenses
Salaries and employee benefits	314
Net occupancy	24
Furniture and equipment	17
Data processing	136
Other	171

Total noninterest expenses	662

Income before taxes	307
Income tax expense	113

Net earnings	$194

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
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of March 31, 2006, First Financial had issued standby letters of credit aggregating $31,913 compared to $38,296 issued as of December 31, 2005. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $550,895 at March 31, 2006, and $523,276 at December 31, 2005. Management does not anticipate any material losses as a result of these commitments.
NOTE 4: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the three months ended March 31, 2006, and 2005 are shown in the table below.

	Three months ended
	March 31,
	2006	2005
Net Income	$3,967	$10,726
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(1,435)	(4,965)
Less: reclassification adjustment for (losses) gains included in net income	(301)	(4)

Other comprehensive income	(1,134)	(4,961)

Comprehensive income	$2,833	$5,765

At March 31, 2006, the unfunded pension losses, net of taxes, recorded as accumulated comprehensive income are $7,562.

NOTE 5: DERIVATIVES
The use of derivative instruments allows a bank to meet the needs of its customers while reducing the interest-rate risk associated with certain transactions. In 2001, First Financial’s board of directors approved a policy authorizing the use of certain derivative products. The approved derivative instruments included interest rate caps, floors, and swaps. Currently, First Financial utilizes interest rate swaps as a means to offer long-term fixed-rate loans to commercial borrowers while maintaining the variable-rate income that better suits First Financial’s funding position. In this way, First Financial is able to effectively modify its exposure to interest-rate risk by converting certain fixed-rate assets to floating rate.
First Financial’s portfolio consists of interest-rate swaps that are accounted for as fair-value hedges. These swap agreements are designated as hedges of specific assets and are accounted for under the short-cut method. First Financial’s swap agreements involve the receipt of floating rate amounts in exchange for fixed interest payments over the life of the agreements without an exchange of the underlying principal amount.
First Financial had interest rate swaps with a notional value of $25,725 at March 31, 2006, $23,909 at December 31, 2005, and $13,750 at March 31, 2005. The fair value of the swaps was an unrealized gain of $809 at March 31, 2006, $243 at December 31, 2005, and $195 at March 31, 2005. These amounts are included with other assets on the balance sheet. The corresponding fair-value adjustment is also included on the balance sheet with the hedged item.
NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On March 31, 2006, the rates on Trust I and Trust II were 8.36% and 8.06%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of March 31, 2006, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of March 31, 2006, was $10,000.
NOTE 7: STOCK OPTIONS
First Financial adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense was $319 at March 31, 2006. Total unrecognized compensation cost related to nonvested share-based compensation was $2,991 at March 31, 2006 and is expected to be recognized over a weighted average period of 2.6 years.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior year statements of earnings for stock-based compensation plans, other than for restricted stock awards. The following table illustrates the effect on net earnings and earnings per share if First Financial had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in the first quarter 2005:

Three Months Ended
March 31,
2005
Net earnings, as reported	$10,726
Add: restricted stock expense, net of taxes, included in net income	277
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	321

Pro forma net earnings	$10,682

Earnings per share
Basic–as reported	$0.25

Basic–pro forma	$0.25

Diluted–as reported	$0.25

Diluted–pro forma	$0.24

As of March 31, 2006, First Financial had two stock-based compensation plans. The 1991 Stock Incentive Plan provides incentive stock options and stock awards to certain key employees and non-qualified stock options to directors of First Financial who are not employees for up to 1,691,036 common shares of First Financial. The options are not exercisable for at least one year from the date of grant and are thereafter exercisable for such periods (which may not exceed 10 years) as the board of directors, or a committee thereof, specifies, provided that the optionee has remained in the employment of First Financial and its subsidiaries. All options expire at the end of the exercise period, and forfeited or expired options become available for re-issuance. On April 27, 1999, the shareholders approved the 1999 Stock Incentive Plan which provides for 7,507,500 shares for similar awards and options.
The fair value of stock options is determined using the Black-Scholes valuation model. The expected dividend yield is based on historical dividend payouts; the expected volatility is based on historical volatilities of company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding and is based on historical trends. The weighted average assumptions used in the computations are as follows (no stock options were granted during the first quarter 2005):

	Three Months Ended
	March 31,
		2005 Pro
	2006	Forma
Fair value of options granted	$3.35	N/A

Expected dividend yield	3.58%	N/A

Expected volatility	0.218	N/A

Risk-free interest rate	4.31%	N/A

Expected life	6.88	N/A

Activity in the above plan for the first quarter 2006 is summarized as follows:

		Three Months Ended
	March 31, 2006
			Weighted
			Average
	Number	Weighted Average	Remaining	Aggregate
	of shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at beginning of quarter	1,609,945	$17.43
Granted	9,800	17.90
Exercised	(57,370)	14.75
Forfeited or expired	(40,580)	17.25

Outstanding at end of quarter	1,521,795	$17.54	5.92	$236,226

Exercisable at end of quarter	1,083,243	$17.50	4.63	$236,226

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first quarter 2006 was $180. The weighted average grant date fair value of options granted during the first quarter 2006 was $3.35. Cash received from stock options exercised during the quarter was $236, and the related tax benefit for tax deductions from stock options exercised totaled $101. First Financial uses treasury shares purchased under the company’s share repurchase program to satisfy share-based exercises.
Restricted stock awards have historically been recorded as deferred compensation, a component of shareholders’ equity at the fair value of these awards at the grant date and amortized on a straight-line basis to salaries and benefits expense over the specified vesting periods, which is currently four years. For awards granted prior to 2005, the vesting of the awards only required a service period to be met. Therefore, 25% of each grant would vest each of the four years. For the 2005 and 2006 restricted stock awards to vest, the company must meet a performance goal of 12.00% return on equity. Since the return on equity goal was not met in 2005 and the first quarter of 2006, 25% of the awards granted in 2005 and the first quarter of 2006 will not vest. However, if average return on equity for 2005 and 2006 is 12.00% or higher, the first year’s awards, as well as the second year’s awards, will vest in 2006.
The following is a summary of activity in restricted stock for the first quarter 2006:

	Three Months Ended
	March 31, 2006
		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value
Nonvested at beginning of quarter	218,054	$17.22
Granted	2,000	17.91
Vested	(64,145)	16.97
Forfeited	(5,998)	17.03

Nonvested at end of quarter	149,911	$17.33

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of First Financial’s common stock. The total fair value of restricted stock vested during the first quarter 2006 was $1,089.
NOTE 8: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial expects to contribute $7,578 to its pension plan in 2006. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Three months ended
	March 31,
	2006	2005
Service cost	$1,098	$955
Interest cost	744	748
Expected return on plan assets	(687)	(678)
Amortization of transition asset	(14)	(16)
Amortization of unrecognized prior service cost	14	15
Amortization of actuarial loss	342	248

Net periodic benefit cost	$1,497	$1,272

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Three months ended
	March 31,
	2006	2005
Service cost	$21	$20
Amortization of unrecognized prior service cost	(1)	(1)
Amortization of actuarial loss	(1)	(9)

Net periodic postretirement benefit cost	$19	$10

NOTE 9: OTHER MATTERS
Core deposit intangibles are amortized on a straight-line basis over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.
NOTE 10: SUBSEQUENT EVENT
On April 25, 2006, First Financial’s subsidiary, First Financial Bank, N.A, signed a definitive agreement to sell its Southeastern Indiana banking offices to MainSource Bank, a subsidiary of MainSource Financial Group, Inc. of Greensburg, Indiana.
First Financial Bank signed a purchase and assumption agreement with MainSource Bank for the sale of approximately $30,000 in loans and property of the banking offices, and the assumption of approximately $56,000 in deposit accounts. The resulting financial impact for First Financial is an estimated pre-tax gain of approximately $4,500. Subject to regulatory approval, the sale is expected to be completed on or before September 30, 2006.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2006	2005
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Average Consolidated Balance Sheet Items:

Loans less unearned income	$2,596,755	$2,657,156	$2,783,315	$2,795,754	$2,788,075
Investment securities	497,528	620,868	625,418	635,982	655,114
Other earning assets	141,513	127,701	20,938	17,188	18,141

Total Earning Assets	3,235,796	3,405,725	3,429,671	3,448,924	3,461,330
Total assets	3,545,412	3,719,197	3,827,395	3,846,259	3,853,336
Noninterest-bearing deposits	417,061	433,228	428,881	433,379	425,365
Interest-bearing deposits	2,486,336	2,488,062	2,473,697	2,476,112	2,468,148

Total deposits	2,903,397	2,921,290	2,902,578	2,909,491	2,893,513
Borrowings	313,743	418,388	446,939	445,141	464,300
Shareholders’ equity	298,578	350,934	367,472	369,477	370,829
Key Ratios:
Average equity to average total assets	8.42%	9.44%	9.60%	9.61%	9.62%
Return on average total assets	0.45%	0.30%	1.50%	1.03%	1.13%
Return on average equity	5.39%	3.20%	15.64%	10.74%	11.73%
Return on average tangible equity	6.12%	3.57%	17.32%	11.90%	13.00%
Net interest margin	4.04%	3.72%	3.83%	3.94%	3.98%
Net interest margin (fully tax equivalent)	4.12%	3.80%	3.92%	4.03%	4.07%
These ratios include earnings from continuing and discontinued operations.
SUMMARY
STRATEGIC PLAN UPDATE
On March 14, 2005, First Financial announced its new strategic plan for the organization. First Financial has made steady progress toward completing key elements of the plan in 2006. The areas of focus are the organizational restructure which was completed in 2005, the balance sheet restructure discussed in the net interest income section, the growth plan, and the Performance Improvement Plan.
The growth plan is moving forward. First Financial continues to work with a branding firm to evaluate its market position and brand identity in all markets and business lines and to define a brand strategy for the future. This process should be completed in the first half of 2006. The headquarters for the Cincinnati and Dayton markets have been selected. First Financial will continue to recruit sales staff, evaluate metropolitan markets for expansion, and consider strategic acquisitions to extend and expand the franchise.
The objective of the Performance Improvement Plan is to maximize revenue and develop the proper cost structure for the consolidated organization to achieve a peer-level efficiency ratio. First Financial has established a long-term target efficiency ratio of between 55% and 60%. Management remains confident that it can achieve this target. The largest component of the improvement is a $7,500 to $8,000 planned reduction in salary and benefits through eliminating approximately 200 staff positions. Over half of the staff changes will occur in the second quarter of 2006 and the remainder will occur before the end of the fourth quarter of 2006. These staff reductions are in addition to the estimated $5,000 in consolidation-related staff reductions announced and achieved as part of the strategic plan in March of 2005. Estimated severance charges associated with this staff reduction are $1,300 and will be recognized when incurred.

To date, approximately $1,500 to $2,000 in revenue enhancements have been identified. Enhancements are associated with better management of internal processes such as cash balances in branches and a planned redeployment in low and nonearning assets. These improvements will occur in the second and third quarters of 2006.
BRANCH PLAN
First Financial has completed its branch evaluation. The evaluation was conducted using a balanced approach that considered both geography and financial performance.
The remaining offices are expected to meet or exceed financial performance goals and are aligned with the strategic intentions of the company. First Financial will continue to concentrate future growth plans and capital investments in larger metropolitan markets, and continuing to operate in smaller markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and are an important part of the funding plan for the expansion in the commercial lending market. Furthermore, First Financial’s historical strength in a number of these markets should enable it to hold market share.
First Financial’s branch strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, Ohio, and Kentucky. In addition to geographic fit, each market must have growth potential and the ability to meet profit targets.
Seven offices have been offered for sale in two distinct market areas: Michigan and Southern Indiana. Total deposits and loans for the offered offices are approximately $101,116 and $101,928, respectively. The Michigan market area includes 2 offices, Hastings and Gun Lake; and the Southern Indiana market includes 5 offices, Vevay, Vevay Drive-up, East Enterprise, Liberty, and Madison. Subject to regulatory approval, the sale of the Southern Indiana market is expected to be completed on or before September 30, 2006.
First Financial will close an additional 12 offices: in Ohio: Willshire, Mariemont, and Montgomery; in Indiana: West College Corner, Carthage, Montpelier, Winchester, Wabash, Warsaw, Ft. Wayne, and Burlington; in Kentucky: Petersburg. These closures are expected to have a minimal effect on the $72,000 in deposits and $84,000 in loans that will be serviced by other offices. The timing of the closures is expected to be in the third quarter of 2006 and the closures are subject to regulatory approval.
After the branch plan is executed, First Financial will have 87 offices serving 9 distinct markets with an average branch size of approximately $33 million. The operating model for growth includes market presidents managing distinct markets with the authority to make decisions at the point of client contact. The net financial impact of the branch sales is immaterial.
INFORMATION TECHNOLOGY UPDATE
First Financial has entered into an agreement with Jack Henry & Associates Inc. to license their software applications, which will be used to provide primary core data processing. This in-house solution provides First Financial with a more cost-effective model. It is expected that the conversion to the Jack Henry system will occur in October of 2006, and should enhance First Financial’s capability to deliver client services in a better, faster, and more efficient manner.
This decision is consistent with its strategic plan and is an integral component of our comprehensive review of the use of technology. This review includes analysis of First Financial’s data and voice telecommunication usage, on-line and ATM services, and other ancillary services. Expected savings as a result of this comprehensive review are estimated to be between $3,000 and $4,000 per year and should be fully recognized in 2007. Costs associated with this conversion will include the early termination of some existing contracts. To-date, between $500 and $1,000 in likely early-termination penalties have been identified and will be recognized when incurred.

OPERATING RESULTS
Net earnings for the first three months of 2006 were $3,967 or $0.10 in diluted earnings per share versus $10,726 or $0.25 for the first three months of 2005. Income from continuing operations for the three months ended March 31, 2006, was $3,967 or $0.10 in diluted earnings per share versus $10,532 or $0.25 in diluted earnings per share for the same period in 2005. The $6,565 decrease in income from continuing operations was due to several material items. The effects of the balance sheet restructure of $4,295 in prepayment penalties and the $476 in additional losses on investment securities had a combined effect of $0.08 per share in the quarter. Additionally, other items including losses on property sales, professional services related to the balance-sheet restructure, severance charges, and other expenses amounted to approximately $1,300 or $0.02 per share. In addition to the items above, First Financial has had increased recurring expenses related to the execution of its strategic plan of roughly $600 or $0.01 per share in reduced net interest income due to parent company borrowings used in the repurchase of shares in the fourth quarter of 2005. Additionally, the effects of mortgage loan runoff as part of the intended loan mix shift discussed in the strategic plan totaled approximately $400 or $0.01 per share in reduced net interest income. Other recurring items include increased pension expense and the effects of FAS 123R and state franchise taxes of approximately $600 or $0.01 cent per share.
Return on average assets of 0.45% for the first three months of 2006 compared to 1.13% for the same period in 2005. Return on average shareholders’ equity was 5.39% for the first three months of 2006 versus 11.73% for the comparable period in 2005.
First-quarter 2006 noninterest income was $14,754, a decrease of $282 or 1.88% from the first quarter of 2005, due primarily to the loss on investment securities of $476. Excluding the effects of the loss on sales of investment securities, noninterest income increased $194 or 1.29% over the same period. First Financial had quarterly increases in service charges on deposit accounts income of $923 which included the positive effects of its new overdraft program. Bankcard interchange income increased $228 due to both increased debit card issuance and usage, while life insurance income decreased $613 due to lower investment performance on a portion of the portfolio and gains on mortgage loan sales decreased $219 due to operating in an increasing rate environment.
On a linked-quarter basis, total noninterest income was up $5,375 or 57.31%. This increase was primarily due to the $6,519 impairment on investment securities recorded in the fourth quarter of 2005. This increase was somewhat offset by a decrease of $787 from a gain on mortgage loans sold in the fourth quarter. Excluding the effects of the loan sales and the impairment on investment securities, noninterest income increased $141 or 0.93% which was primarily due to an increase in recurring executive life insurance income of $229.
Trust revenues were relatively unchanged on both a linked-quarter and year-over-year basis due to the stability in market values of trust assets under management over the periods. First Financial has hired several new Wealth Resources Group personnel to facilitate its growth plans in this business.
Total noninterest expense increased $7,500 or 22.62% for the first quarter of 2006 from the first quarter of 2005. This increase was primarily due to $4,295 in debt extinguishment expense associated with the payoff of Federal Home Loan Bank borrowings of approximately $185,000 in the first quarter of 2006. Excluding the effect of the debt extinguishment, noninterest expense would have increased $3,205. Salaries and employee benefits increased $1,307 or 6.91% over the same period in 2005 due to $345 in increased salaries as additional sales and support staff was added. Also included in the quarter were $155 in severance charges and $537 in increased pension expense due to the use of updated mortality tables and adjustments made to reflect actual plan experience. Occupancy expense increased $490 due primarily to increased maintenance costs, utilities, and new building rent consistent with First Financial’s growth plans. Other noninterest expenses increased $1,355 or 23.39% due primarily to increases in credit and collection expense of $216 and loss on the sale of real estate owned and other property owned of $354.
On a linked-quarter basis (first quarter 2006 compared to fourth quarter 2005), noninterest expense was relatively flat excluding the effects of the prepayment penalty and an increase in data processing expenses more than offset by a reduction in professional services associated with restructuring. First Financial anticipates additional restructuring related expenses primarily in the data processing, professional services, and severance charges. These amounts will be disclosed when quantified and recognized in the period in which they are incurred.
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

	2006	2005
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$50,684	$50,717	$50,740	$50,119	$49,121
Interest expense	18,485	18,778	17,597	16,214	15,141

Net interest income	32,199	31,939	33,143	33,905	33,980
Tax equivalent adjustment to interest income	661	723	746	756	758

Net interest income (fully tax equivalent)	$32,860	$32,662	$33,889	$34,661	$34,738

Average earning assets	3,235,796	3,405,725	3,429,671	3,448,924	3,461,330

Net interest margin *	4.04%	3.72%	3.83%	3.94%	3.98%

Net interest margin (tax equivalent)	4.12%	3.80%	3.92%	4.03%	4.07%

*	Margins are calculated using net interest income annualized divided by average earning assets
Net interest income for the first quarter of 2006 was $32,199, compared to $33,980 in the first quarter of 2005, a decline of 5.24% or $1,781. This decrease is due primarily to a managed decline in asset levels and borrowings at the parent company with a quarterly cost of $643. The borrowings at the parent company will be paid down over the next several quarters as dividends are paid from the subsidiary bank to the parent company. Net interest income on a linked-quarter basis increased $260 or 0.81%. This increase is due primarily to the mid-quarter impact of the balance-sheet restructure. First Financial’s net interest margin increased to 4.04% in the first quarter of 2006 from 3.98% in the first quarter of 2005. Linked-quarter net interest margin increased 32 basis points from 3.72% to 4.04% due to the combined effects of: the balance sheet restructure, 31 basis points; the asset sensitivity of the balance sheet, 7 basis points; and the negative effect of mortgage and indirect loan runoff, 6 basis points. Earning asset rates increased on approximately 30% of the loan portfolio with the Prime rate adjustments during the quarter. Approximately 90% of this $766 million Prime and Fed Funds-based portfolio repriced during the first quarter of 2006.
The Statistical Information that follows is presented on a GAAP basis.

STATISTICAL INFORMATION

	March 31, 2006			December 31, 2005			March 31, 2005
Three months ended	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Interest-bearing deposits with other banks	$—	$—	0.00%	$—	$—	0.00%	$149	$1	2.72%
Federal funds sold	141,513	1,582	4.53%	127,701	1,297	4.03%	17,992	104	2.34%
Investment securities	497,528	6,245	5.09%	620,868	6,654	4.25%	655,114	6,638	4.11%
Loans (1):
Commercial loans	580,681	10,964	7.66%	575,075	10,461	7.22%	618,700	9,649	6.32%
Real estate — construction	85,672	1,537	7.28%	96,529	1,539	6.33%	84,022	1,192	5.75%
Real estate — mortgage	1,404,739	20,554	5.93%	1,436,013	20,911	5.78%	1,483,108	21,086	5.77%
Installment	501,857	8,237	6.66%	525,350	8,343	6.30%	576,969	8,598	6.04%
Credit card	21,748	599	11.17%	21,517	571	10.53%	20,549	528	10.42%
Lease financing	2,058	30	5.91%	2,672	38	5.64%	4,727	75	6.46%
Loan fees	—	936		—	903		—	1,250

Total loans	2,596,755	42,857	6.69%	2,657,156	42,766	6.39%	2,788,075	42,378	6.16%

Total earning assets	3,235,796	50,684	6.35%	3,405,725	50,717	5.91%	3,461,330	49,121	5.76%

Nonearning Assets
Cash and due from banks	123,129			129,663			119,590
Allowance for loan losses	(42,402)			(41,741)			(44,823)
Premises and equipment	73,556			72,351			67,098
Other assets	155,333			153,199			144,971
Assets related to discontinued operations	—			—			105,170

Total assets	$3,545,412			$3,719,197			$3,853,336

Interest-bearing liabilities
Deposits:
Interest-bearing demand	203,363	1,332	2.66%	180,999	954	2.09%	159,949	487	1.23%
Savings deposits	1,040,940	2,987	1.16%	1,018,271	2,362	0.92%	1,048,855	1,301	0.50%
Time deposits	1,242,033	10,614	3.47%	1,288,792	10,699	3.29%	1,259,344	8,638	2.78%

Short-term borrowings	97,414	896	3.73%	72,132	473	2.60%	104,477	461	1.79%
Long-term borrowings	216,329	2,656	4.98%	346,256	4,290	4.92%	359,823	4,254	4.79%

Total interest-bearing liabilities	2,800,079	18,485	2.68%	2,906,450	18,778	2.56%	2,932,448	15,141	2.09%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	417,061			433,228			425,365
Other liabilities	29,694			28,585			27,517
Liabilities related to discontinued operations	—			—			97,177
Shareholders’ equity	298,578			350,934			370,829

Total liabilities and shareholders’ equity	$3,545,412			$3,719,197			$3,853,336

Net interest income		$32,199			$31,939			$33,980

Net interest spread			3.68%			3.34%			3.66%
Contribution of noninterest-bearing sources of funds			0.36%			0.38%			0.32%

Net interest margin (2)			4.04%			3.72%			3.98%

(1) Nonaccrual loans are included in average balances for each applicable loan category.

(2) Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for the three months ended March 31, 2006, in comparison to 2005. First Financial’s adjustable and variable rate loans repriced upward more slowly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income.

	Three Months
	Ended
	Mar. 31, 2006	Change Due To:
	Over 2005	Rate	Volume
Interest income	$1,563	$5,096	($3,533)
Interest expense	3,344	4,218	(874)

Net interest income	($1,781)	$878	($2,659)

ASSETS
Average loans, net of unearned income, for the first quarter of 2006 decreased $191,320 or 6.86% from the comparable period a year ago. On a linked-quarter basis, average outstanding loan balances decreased $60,401 or 2.27%. The decrease in the loan portfolio was affected by the sale of $42 million in indirect marine and recreational vehicle loans at the end of the third quarter of 2005 and the sale in the fourth quarter of approximately $64,000 in retail mortgage loans that no longer fit the risk profile of the company. Furthermore, indirect installment originations ceased in the third quarter of 2005, resulting in approximately $21,000 in quarterly runoff of this portfolio. Since the end of the first quarter of 2005, the indirect loan portfolio has decreased approximately $95,000. Additionally, First Financial has made the strategic decision to sell most of the mortgage loan production into the secondary market instead of keeping the loans in its portfolio.
Loan pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, LIBOR, and Treasury based loans represent approximately 65% of the portfolio and 35% are fixed rate.
Securities available for sale were $344,136 at March 31, 2006, compared to $554,673 at December 31, 2005, and $587,880 at March 31, 2005. The combined investment portfolio was 11.14%, 16.47%, and 16.46% of total assets for March 31, 2006, December 31, 2005, and March 31, 2005, respectively. In February of 2006, First Financial sold $179,000 in investment securities and paid down approximately $185,000 in Federal Home Loan Bank borrowings. Reliance on wholesale borrowings has been greatly reduced as a result of the restructuring and is likely to continue for the next several quarters as the bank continues to use excess liquidity to fund future growth.
DEPOSITS
Average deposit balances for the first quarter increased $9,884 or 0.34% from the comparable period a year ago due primarily to increases in average interest-bearing checking accounts. Average deposits have decreased 0.61% on a linked-quarter basis primarily due to decreases in time deposits offset by strong growth in the interest-bearing transactional deposits of 3.76% or 15.02% annualized. Interest expense on deposits increased as a result of overall market rate increases rather than a shift in our competitive position in the markets we serve.
Deposit pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, indexed, and managed rate deposits represent approximately 42% of the portfolio and 58% are fixed.

INCOME TAXES
Income tax expense for the first three months of 2006 was $1,574 versus $4,982 in 2005. Tax expense relating to operating income totaled $1,574 and $4,869 for the three months ended March 31, 2006 and 2005, respectively, with a tax benefit related to securities transactions of $175 and $2 for the three months ended March 31, 2006 and 2005, respectively. Tax expense related to discontinued operations totaled $0 and $113 for the three months ended March 31, 2006, and 2005, respectively.
First Financial’s overall effective tax rates for the first three months of 2006 and 2005 were 28.41% and 31.72%, respectively. Effective tax rates for income from continuing operations was 28.41% and 31.61% for the three months ended March 31, 2006, and 2005, respectively. Effective tax rates for income from discontinued operations was 36.81% for the three months ended March 31, 2005.
The decline in the effective tax rate for 2006 was due to increased tax-exempt income as a percentage of total income in the first quarter of 2006 when compared to the same period in 2005.
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
The provision for loan losses for the first quarter of 2006 was $752 compared to $455 for the same period in 2005. Net charge-offs of $2,581 for the first quarter were $1,222 more than the $1,359 net charge-offs for the first quarter of 2005. Increases in commercial loans charged-off were the primary source of the increase in net charge-offs for the first quarter of 2006 compared to the same period in 2005 and the residual effects of the increased bankruptcy rates attributable to the recent bankruptcy law changes also effected the first quarter of 2006. Management believes that this increase is not indicative of any macro changes to the credit quality in the portfolios. The percentage of net charge-offs to average loans for the first quarter of 2006 was 0.40% compared to 0.20% for the same period in 2005. First Financial continued to maintain appropriate reserves with an allowance to ending loans ratio of 1.56% at quarter end versus 1.59% for the same quarter a year ago and 1.62% on the linked-quarter. A large percentage of the underperforming loans are secured by real estate. It is management’s belief that the allowance for loan losses of $40,656 is adequate to absorb probably credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios.
IMPAIRED LOANS
At March 31, 2006, and 2005, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,979 and $2,173, respectively. The related allowance for loan losses on these impaired loans was $1,184 at March 31, 2006, and $705 at March 31, 2005. At March 31, 2006 and 2005, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended March 31, 2006, and 2005, was approximately $3,024 and $2,264. For the quarter ended March 31, 2006, First Financial recognized interest income on those impaired loans of $38 compared to $21 for the same period in 2005. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2006	2005
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Balance at beginning of period	$42,485	$42,036	$43,506	$44,172	$45,076
Provision for loan losses	752	3,015	1,351	750	455
Loans charged off	(3,265)	(3,318)	(3,333)	(2,267)	(2,672)
Recoveries	684	752	512	851	1,313

Net charge-offs	(2,581)	(2,566)	(2,821)	(1,416)	(1,359)

Balance at end of period	$40,656	$42,485	$42,036	$43,506	$44,172

Ratios:

Allowance to period end loans, net of unearned income	1.56%	1.62%	1.54%	1.55%	1.59%
Recoveries to charge-offs	20.95%	22.66%	15.36%	37.54%	49.14%
Allowance as a multiple of net charge-offs	15.75	16.56	14.90	30.72	32.50
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $13,935 to $33,910 at the end of the first quarter of 2006 from $19,975 at the end of the first quarter of 2005. Nonaccrual loans increased $10,805 which consisted of several commercial credits and a few larger commercial real estate loans. Restructured loans increased $2,408 which is attributed to two unrelated commercial loans. Accruing loans past due 90 days or more increased $752. However, other real estate owned decreased $30. On a linked quarter basis, total underperforming assets increased $1,020. This increase is due primarily to a $1,877 increase in nonaccrual loans that involves one large commercial real estate credits and several smaller commercial loans with an aggregate outstanding balance at March 31, 2006 of approximately $2,642. These credits have been appropriately considered in establishing the allowance for loan losses at March 31, 2006. This level of nonperforming assets remains within an acceptable range. The level of reserves to nonperforming loans is 134.93%.
The nonperforming assets to ending loans ratio increased to 1.25% as of March 31, 2006, from 0.70% as of the end of the first quarter of 2005.
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
The table that follows shows the categories that are included in nonperforming and underperforming assets.

	Quarter Ended
	2006	2005
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Nonaccrual loans	$26,838	$24,961	$24,563	$20,408	$16,033
Restructured loans	3,293	3,408	808	884	885
Other real estate owned	2,675	3,162	2,595	2,673	2,705

Total nonperforming assets	32,806	31,531	27,966	23,965	19,623

Accruing loans past due
90 days or more	1,104	1,359	1,779	764	352

Total underperforming assets	$33,910	$32,890	$29,745	$24,729	$19,975

	Quarter Ended
	2006	2005
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Allowance for loan losses to total underperforming assets	119.89%	129.17%	141.32%	175.93%	221.14%

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.25%	1.20%	1.02%	0.85%	0.70%

Underperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.30%	1.25%	1.09%	0.88%	0.72%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial provides for the continuing flow of funds necessary to meet its financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit commitments to borrowers, shareholder dividends, paying expenses of operations, and funding capital expenditures. Liquidity is monitored and closely managed by First Financial’s asset/liability committee.
Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are up $9,884 from the prior year. Average deposits on a linked quarter basis decreased $17,893. Short-term borrowings increased $25,282 from year-end, and long-term borrowings decreased $129,927.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At March 31, 2006, securities maturing in one year or less amounted to $12,043, representing 3.10% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at March 31, 2006, amounted to $753,413, representing 21.59% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.
At March 31, 2006, First Financial had classified $344,136 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.
Liquidity may be used to fund capital expenditures. Capital expenditures were $2,500 for the first three months of 2006. In addition, remodeling is a planned and ongoing process given the 105 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of March 31, 2006, were approximately $5,292. Management believes that First Financial has sufficient liquidity to fund its current commitments.
First Financial monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. First Financial manages liquidity to pay dividends to shareholders, to service debt, to invest in subsidiaries, and to satisfy other operating requirements. It also manages the liquidity of its subsidiary bank to meet client cash flow needs while maintaining funds available for loan and investment opportunities. First Financial’s subsidiary bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary bank has access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and FHLB where the subsidiary bank is a member.
The primary sources of liquidity for First Financial Bancorp are dividends from and returns on investments in its subsidiaries. The bank subsidiary is subject to dividend limits under the rules established by the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of March 31, 2006, the subsidiary bank was able to pay $5,526 in dividends to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $75,000 short-term revolving credit facility with two unaffiliated banks. As of March 31, 2006, there was $47,000 outstanding under this credit facility. The current facility matured and was renewed during the third quarter of 2005. The credit agreement also requires First Financial to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all material covenants as of March 31, 2006.
CAPITAL ADEQUACY
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action.
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2006, that First Financial met all capital adequacy requirements to which it was subject. At March 31, 2006, and December 31, 2005, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table illustrates the actual and required capital amounts and ratios for the three months ended March 31, 2006 and the year ended December 31, 2005.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital to risk-weighted assets

Consolidated	$329,897	12.83%	$205,668	8.00%	N/A	10.00%

First Financial Bank	328,626	12.99%	202,463	8.00%	$253,079	10.00%

Tier 1 capital to risk-weighted assets

Consolidated	297,602	11.58%	102,834	4.00%	N/A	6.00%

First Financial Bank	289,397	11.44%	101,231	4.00%	151,847	6.00%

Tier 1 capital to average assets

Consolidated	297,602	8.47%	140,599	4.00%	N/A	5.00%

First Financial Bank	289,397	8.33%	139,003	4.00%	173,754	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk-weighted assets

Consolidated	$332,458	12.75%	$208,653	8.00%	N/A	10.00%

First Financial Bank	337,657	13.15%	205,493	8.00%	$256,866	10.00%

Tier 1 capital to risk-weighted assets

Consolidated	299,680	11.49%	104,327	4.00%	N/A	6.00%

First Financial Bank	297,944	11.60%	102,746	4.00%	154,120	6.00%

Tier 1 capital to average assets

Consolidated	299,680	7.93%	151,229	4.00%	N/A	5.00%

First Financial Bank	297,944	8.16%	145,986	4.00%	182,483	5.00%
FORWARD LOOKING INFORMATION
This document, the documents incorporated by reference and the documents to which we refer you contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Words such as “estimate”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, “planned”, “potential” and similar expressions may identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results:
•	the timing and occurrence or non-occurrence of events, including the conditions to our offer, may be subject to circumstances beyond our control;

•	material adverse changes in economic conditions in the markets of our company;

•	the potential impact of national and international security concerns on the banking environment, including any possible military action, terrorist attacks or other hostilities;

•	future regulatory actions;

•	our ability to implement our strategic and operational initiatives;

•	the impact of competition;

•	the demand for financial services in our area;

•	changes in interest rates;

•	risks related to consumer acceptance of our products and our ability to develop new products;

•	the ability to retain, hire and train key personnel;

•	other risks and uncertainty inherent in the banking and financial services businesses;
In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our other filings with the Commission, for a more detailed discussion of these risks and uncertainties and other factors. We are not under any obligation and do not undertake to make publicly available any update or other revision to any of these forward-looking statements to reflect circumstances existing after the date of this filing or to reflect the occurrence of future events even if experience or future changes make it clear that any projected results expressed or implied herein or in any other document will not be realized.
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
Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of March 31, 2006, ultimate losses may vary from estimates.
Pension—First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. In accordance with applicable accounting rules, First Financial does not consolidate the assets and liabilities associated with the pension plan. At the end of 2005, First Financial’s fair value of the plan assets was less than its benefit obligation. Therefore, First Financial recognized an accrued benefit liability. Since First Financial was required to recognize an additional minimum liability, it recognized an intangible asset to the extent of its unrecognized prior service cost, which is recalculated on an annual basis. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.
Goodwill—Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” establishes standards for the amortization of intangible assets with indefinite lives and impairment assessment of goodwill. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, are not amortized, but are subject to annual impairment tests in accordance with the Statement. First Financial tests for impairment of goodwill as of October 1 each year. If any material events occurred during a quarter that would affect goodwill, impairment testing would be performed. Through its annual impairment testing as of October 1, 2005, First Financial did not identify any impairment of its goodwill. No events occurred since October 1, 2005, requiring another impairment test of goodwill. Assurance cannot be given that future goodwill impairment tests will not result in a charge to income.
ACCOUNTING AND REGULATORY MATTERS
First Financial adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006, using the modified-prospective transition method. Prior to January 1, 2006, First Financial accounted for its stock options under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued To Employees” and related Interpretations, and applied the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
First Financial determined the fair value of stock options in the current year using the Black-Scholes valuation model, consistent with the valuation method utilized in prior years under the disclosure-only provisions of SFAS 123. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense was $319 at March 31, 2006. Total unrecognized compensation cost related to nonvested share-based compensation was $2,991 at March 31, 2006 and is expected to be recognized over a weighted average period of 2.6 years.
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
Presented below is First Financial’s interest rate risk position as of March 31, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2006	(5.80%)	(1.31%)	1.82%	2.60%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on results from an external core deposit study.
Additional scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a neutral rate risk position of 0.29% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows on earnings and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on results from an external core deposit study. Presented below is First Financial’s economic value of equity position as of March 31, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2006	(20.10%)	(6.61%)	2.62%	2.14%
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table shows the total number of shares repurchased in the first quarter of 2006.
Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)	(b)	of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through January 31, 2006	35,105	$18.20	0	7,373,105
February 1 through February 28, 2006	14,999	17.67	0	7,373,105
March 1 through March 31, 2006	0	0	0	7,373,105

Total	50,104	$18.04	0	7,373,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through January 31, 2006	0	$0.00
February 1 through February 28, 2006	14,100	17.70
March 1 through March 31, 2006	0	0.00

Total	14,100	$17.70

Director Fee Stock Plan
January 1 through January 31, 2006	1,606	$18.10
February 1 through February 28, 2006	0	0.00
March 1 through March 31, 2006	0	0.00

Total	1,606	$18.10

Stock Option Plans
January 1 through January 31, 2006	33,499	$18.20
February 1 through February 28, 2006	899	17.26
March 1 through March 31, 2006	0	0.00

Total	34,398	$18.18

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. No shares were purchased under these plans during the three months ended March 31, 2006. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Exhibits
(a)	Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between James C. Hall and First Financial Bancorp. dated June 21, 2001, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001. File No. 000-12379.

10.4	Amendment to Employment Agreement between James C. Hall and First Financial Bancorp. dated May 13, 2003, and incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.6	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.7	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.8	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.9	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3, No. 333-25745.

10.10	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.11	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006.

10.12	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.13	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.14	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.15	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.16	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to First Financial Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.17	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.19	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.20	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.21	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.22	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.23	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.24	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.25	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.26	Severance Agreement and Release between Rex A. Hockemeyer and First Financial Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall J. Franklin Hall	/s/ Elizabeth E. Fontaine Elizabeth E. Fontaine
Senior Vice President and Chief Financial Officer	Vice President and Controller (Principal Accounting Officer)

Date 5/5/06	Date 5/5/06