Form 10-Q
period 2006-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2006-08-01
CIK 708955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-12379
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(I.R.S. Employer incorporation or organization)	(State or other jurisdiction of Identification No.)

300 High Street, Hamilton, Ohio	45011

(Address of principal executive offices)	(Zip Code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common stock, No par value	39,661,241

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$152,581	$163,281
Federal funds sold and securities purchased under agreements to resell	79,000	98,000
Investment securities held-to-maturity	8,571	12,555
(market value $8,681 at June 30, 2006 and $12,768 at December 31, 2005)
Investment securities available-for-sale, at market value	326,633	554,673
Other investments	34,827	40,755
Loans:
Commercial	646,662	582,594
Real estate — construction	95,603	86,022
Real estate — commercial	640,869	646,079
Real estate — retail	721,383	772,334
Installment, net of unearned	478,437	515,200
Credit card	22,563	22,936
Lease financing	1,396	2,258

Total loans	2,606,913	2,627,423
Less:
Allowance for loan losses	30,085	42,485

Net loans	2,576,828	2,584,938
Loans held for sale	30,747	0

Premises and equipment	78,707	73,025
Goodwill	28,261	28,116
Other intangibles	6,927	7,920
Accrued interest and other assets	132,303	127,545

TOTAL ASSETS	$3,455,385	$3,690,808

LIABILITIES
Deposits:
Noninterest-bearing	$433,372	$440,988
Interest-bearing	2,495,040	2,484,451

Total deposits	2,928,412	2,925,439

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	48,596	66,634
Other	36,500	45,000

Total short-term borrowings	85,096	111,634

Federal Home Loan Bank long-term debt	82,025	286,655
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	36,688	36,269

TOTAL LIABILITIES	3,163,151	3,390,927

SHAREHOLDERS’ EQUITY
Common stock — no par value
Authorized — 160,000,000 shares
Issued — 48,558,614 shares in 2006 and 2005	391,566	392,607
Retained earnings	70,997	75,357
Accumulated comprehensive income	(11,875)	(7,876)
Treasury Stock, at cost, 8,898,273 shares in 2006 and 8,995,134 shares in 2005	(158,454)	(160,207)

TOTAL SHAREHOLDERS’ EQUITY	292,234	299,881

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,455,385	$3,690,808

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$87,243	$85,748	$44,386	$43,370
Investment securities
Taxable	8,939	10,797	3,798	5,389
Tax-exempt	2,161	2,469	1,057	1,239

Total investment securities interest	11,100	13,266	4,855	6,628
Interest-bearing deposits with other banks	0	1	0	0
Federal funds sold and securities purchased under agreements to resell	3,082	225	1,500	121

Total interest income	101,425	99,240	50,741	50,119
Interest expense
Deposits	31,487	21,860	16,554	11,434
Short-term borrowings	1,788	968	892	507
Long-term borrowings	2,767	7,589	709	3,781
Subordinated debentures and capital securities	1,237	938	639	492

Total interest expense	37,279	31,355	18,794	16,214

Net interest income	64,146	67,885	31,947	33,905
Provision for loan losses	1,112	1,205	360	750

Net interest income after provision for loan losses	63,034	66,680	31,587	33,155

Noninterest income
Service charges on deposit accounts	10,520	8,775	5,431	4,609
Trust revenues	7,935	7,973	3,882	3,879
Bankcard interchange income	3,393	2,988	1,745	1,568
Investment advisory fees	1,647	1,668	801	828
Gains from sales of loans	504	944	259	480
Losses on sales of investment securities	(476)	(6)	0	0
Other	7,072	7,532	3,723	3,474

Total noninterest income	30,595	29,874	15,841	14,838

Noninterest expenses
Salaries and employee benefits	43,327	38,067	23,110	19,157
Net occupancy	5,537	4,590	2,698	2,241
Furniture and equipment	2,814	3,285	1,334	1,664
Data processing	4,989	3,050	3,182	1,461
Marketing	1,330	1,225	647	714
Communication	1,309	1,496	642	715
Professional services	2,976	2,913	1,669	1,527
Amortization of intangibles	441	440	224	220
Debt extinguishment	4,295	0	0	0
Other	14,338	11,679	7,190	5,886

Total noninterest expenses	81,356	66,745	40,696	33,585

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	12,273	29,809	6,732	14,408
Income tax expense	3,948	9,654	2,374	4,785

Earnings from continuing operations	8,325	20,155	4,358	9,623

Discontinued operations
Earnings from discontinued operations before income taxes	0	723	0	416
Income tax expense	0	263	0	150

Earnings from discontinued operations	0	460	0	266

Net earnings	$8,325	$20,615	$4,358	$9,889

Earnings per share from continuing operations:
Basic	$0.21	$0.46	$0.11	$0.22

Diluted	$0.21	$0.46	$0.11	$0.22

Earnings per share from discontinued operations:
Basic	$0.00	$0.01	$0.00	$0.01

Diluted	$0.00	$0.01	$0.00	$0.01

Earnings per share:
Basic	$0.21	$0.47	$0.11	$0.23

Diluted	$0.21	$0.47	$0.11	$0.23

Cash dividends declared per share	$0.32	$0.32	$0.16	$0.16

Average basic shares outstanding	39,582,995	43,551,614	39,605,631	43,502,193

Average diluted shares outstanding	39,616,238	43,624,879	39,619,729	43,575,499

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2006	2005
Operating activities

Net earnings	$8,325	$20,615
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	1,112	1,205
Provision for depreciation and amortization	4,211	3,534
Stock-based compensation expense	775	967
Net amortization of premiums and accretion of discounts on investment securities	(215)	796
Losses on sales of investment securities	476	6
Originations of loans held for sale	(40,105)	(49,950)
Gains from sales of loans held for sale	(504)	(944)
Proceeds from sale of loans held for sale	40,198	50,457
Deferred income taxes	2,535	(60)
Decrease (increase) in interest receivable	1,009	(44)
Increase in cash surrender value of life insurance	(1,523)	(3,959)
Increase in prepaid expenses	(917)	(699)
Increase (decrease) in accrued expenses	746	(260)
Increase in interest payable	50	573
Other	(5,205)	(697)
Net increase from discontinued operations	0	267

Net cash provided by operating activities	10,968	21,807

Investing activities
Proceeds from sales of securities available-for-sale	184,902	680
Proceeds from calls, paydowns and maturities of securities available-for-sale	45,283	53,795
Purchases of securities available-for-sale	(2,805)	(21,392)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	3,984	4,197
Purchases of securities held-to-maturity	0	(8,815)
Net decrease in interest-bearing deposits with other banks	0	495
Net decrease in federal funds sold and securities purchased under agreements to resell	19,000	12,049
Net increase in loans and leases	(26,614)	(3,471)
Recoveries from loans and leases previously charged off	1,764	2,164
Proceeds from disposal of other real estate owned	1,986	1,484
Purchases of premises and equipment	(8,591)	(6,999)
Net increase from discontinued operations	0	4,200

Net cash provided by investing activities	218,909	38,387

Financing activities
Net increase in total deposits	2,973	13,861
Net decrease in short-term borrowings	(26,538)	(20,728)
Repayments of long-term borrowings	(204,630)	(9,136)
Cash dividends	(12,685)	(13,926)
Purchase of common stock	0	(7,099)
Proceeds from exercise of stock options	254	191
Excess tax benefit on share-based compensation	49	0
Net decrease from discontinued operations	0	(4,753)

Net cash used in financing activities	(240,577)	(41,590)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(10,700)	18,604
Cash and cash equivalents at beginning of period	163,281	155,353

Cash and cash equivalents at end of period	$152,581	$173,957

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	152,581	170,867
Cash and cash equivalents from discontinued operations	0	3,090

Cash and cash equivalents at end of period	$152,581	$173,957

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2006	2005
Supplemental disclosures
Interest paid	$37,230	$30,783

Income taxes paid	$3,809	$10,077

Recognition of deferred tax assets attributable to SFAS No. 115	$2,327	$1,041

Acquisition of other real estate owned through foreclosure	$1,101	$2,676

Issuance of restricted stock awards	$1,608	$1,446

Transfer of loans to loans held for sale	$30,747	$0

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2006	2005
Balances at January 1	$299,881	$371,455
Net earnings	8,325	20,615
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	(3,999)	(1,741)

Comprehensive income	4,326	18,874
Cash dividends declared	(12,685)	(13,926)
Purchase of common stock	0	(7,099)
Excess tax benefit on share-based compensation	49	0
Exercise of stock options, net of shares purchased	239	191
Restricted stock awards	(351)	(640)
Share-based compensation expense	775	967

Balances at June 30	$292,234	$369,822

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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
The results of Fidelity Federal are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the six months and three months ended June 30, 2005 is as follows:

	Six months	Three months
	ended	ended
	June 30,	June 30,
	2005	2005
Interest income
Loans, including fees	$2,871	$1,430
Investment securities	253	123
Interest-bearing deposits with other banks	41	19
Federal funds sold and securities purchased under agreements to resell	74	45

Total interest income	3,239	1,617
Interest expense
Deposits	806	416
Long-term borrowings	605	304

Total interest expense	1,411	720

Net interest income	1,828	897
Provision for loan losses	50	0

Net interest income after provision for loan losses	1,778	897

Noninterest income
Service charges on deposit accounts	105	54
Other	77	40

Total noninterest income	182	94

Noninterest expenses
Salaries and employee benefits	595	281
Net occupancy	45	21
Furniture and equipment	31	14
Data processing	267	131
Other	299	128

Total noninterest expenses	1,237	575

Income before taxes	723	416
Income tax expense	263	150

Net earnings	$460	$266

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
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of June 30, 2006, First Financial had issued standby letters of credit aggregating $27,328 compared to $38,296 issued as of December 31, 2005. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $571,884 at June 30, 2006, and $523,276 at December 31, 2005. Management does not anticipate any material losses as a result of these commitments.
NOTE 4: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the six and three months ended June 30, 2006, and 2005 are shown in the table below.

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$8,325	$20,615	$4,358	$9,889
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(4,300)	(1,745)	(2,865)	3,220
Less: Reclassification adjustment for (losses) included in net income	(301)	(4)	0	0

Other comprehensive income	(3,999)	(1,741)	(2,865)	3,220

Comprehensive income	$4,326	$18,874	$1,493	$13,109

At June 30, 2006, the unfunded pension losses, net of taxes, recorded as accumulated comprehensive income are $7,562.
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
First Financial designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The following table summarizes the derivative financial instruments utilized by First Financial:

	June 30, 2006			December 31, 2005			June 30, 2005
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)
Fair Value Hedges
Pay fixed interest rate swaps	$29,633	$1,294	$(27)	$23,909	$389	$(146)	$16,371	$71	$(367)

Matched Customer Hedges
Customer interest rate swaps	8,340	37	(2)	0	0	0	0	0	0
Customer interest rate swaps with counterparty	8,340	2	(37)	0	0	0	0	0	0

Total	$46,313	$1,333	$(66)	$23,909	$389	$(146)	$16,371	$71	$(367)

NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On June 30, 2006, the rates on Trust I and Trust II were 8.86% and 8.06%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of June 30, 2006, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of June 30, 2006, was $10,000.
NOTE 7: STOCK OPTIONS
First Financial adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense for the first six months of 2006 was $775 and for the second quarter of 2006 was $456. Total unrecognized compensation cost related to nonvested share-based compensation was $5,476 at June 30, 2006 and is expected to be recognized over a weighted average period of 2.6 years.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior year statements of earnings for stock-based compensation plans, other than for restricted stock awards. The following table illustrates the effect on net earnings and earnings per share if First Financial had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the six and three months ended June 30, 2005:

	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net earnings, as reported	$20,615	$9,889
Add: Restricted stock expense, net of taxes, included in net income	628	351
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	736	415

Pro forma net earnings	$20,507	$9,825

Earnings per share
Basic — as reported	$0.47	$0.23

Basic — pro forma	$0.47	$0.23

Diluted — as reported	$0.47	$0.23

Diluted — pro forma	$0.47	$0.23

As of June 30, 2006, First Financial had two stock-based compensation plans. The 1991 Stock Incentive Plan provides incentive stock options and stock awards to certain key employees and non-qualified stock options to directors of First Financial who are not employees for up to 1,691,036 common shares of First Financial. The options are not exercisable for at least one year from the date of grant and are thereafter exercisable for such periods (which may not exceed 10 years) as the board of directors, or a committee thereof, specifies, provided that the optionee has remained in the employment of First Financial and its subsidiaries. All options expire at the end of the exercise period, and forfeited or expired options become available for re-issuance. On April 27, 1999, the shareholders approved the 1999 Stock Incentive Plan that provides for 7,507,500 shares for similar awards and options.
The fair value of stock options is determined using the Black-Scholes valuation model. The expected dividend yield is based on historical dividend payouts; the expected volatility is based on historical volatilities of company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding and is based on historical trends. The weighted average assumptions used in the computations are as follows:

	Six Months Ended
	June 30,
		2005 Pro
	2006	Forma
Fair value of options granted	$2.89	$2.78

Expected dividend yield	3.99%	3.64%

Expected volatility	0.210	0.210

Risk-free interest rate	4.95%	3.90%

Expected life	6.88	5.23

Activity in the above plan for the six months ended June 30, 2006 is summarized as follows:

	Six Months Ended
	June 30, 2006
			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at beginning of year	1,609,945	$17.43
Granted	542,600	16.06
Exercised	(59,013)	14.65
Forfeited or expired	(109,722)	17.79

Outstanding at end of quarter	1,983,810	$17.12	6.87	$48,761

Exercisable at end of quarter	1,143,219	$17.49	4.96	$48,761

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first six months of 2006 was $188 and for the second quarter of 2006 was $8. The weighted average grant date fair value of options granted during the first six months of 2006 was $2.89 and for the second quarter of 2006 was $2.88. Cash received from stock options exercised during the first six months of 2006 was $254 and for the second quarter of 2006 was $18, and the related tax benefit for tax deductions from stock options exercised for the first six months of 2006 was $236 and for the second quarter of 2006 was $135. First Financial uses treasury shares purchased under the company’s share repurchase program to satisfy share-based exercises.
Restricted stock awards have historically been recorded as deferred compensation, a component of shareholders’ equity at the fair value of these awards at the grant date and amortized on a straight-line basis to salaries and benefits expense over the specified vesting periods, which is currently four years. For awards granted prior to 2005, the vesting of the awards only required a service period to be met. Therefore, 25% of each grant would vest each of the four years. For the 2005 and 2006 restricted stock awards to vest, the company must meet a performance goal of 12.00% return on equity. Since the return on equity goal was not met in 2005 and the first two quarters of 2006, 25% of the awards granted in 2005 and the first two quarters of 2006 will not vest. However, if average return on equity for 2005 and 2006 is 12.00% or higher, the first year’s awards, as well as the second year’s awards, will vest in 2006.

The following is a summary of activity in restricted stock for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
		Weighted Average
	Number	Grant Date
	of shares	Fair Value
Nonvested at beginning of year	218,054	$17.22
Granted	100,198	16.05
Vested	(64,145)	16.97
Forfeited	(7,848)	17.12

Nonvested at end of quarter	246,259	$16.81

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of First Financial’s common stock. The total fair value of restricted stock vested during the first six months of 2006 was $1,089 and for the second quarter of 2006 was $0, as no restricted stock vested during the second quarter of 2006.
NOTE 8: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial expects to contribute $7,578 to its pension plan in 2006. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$1,942	$1,910	$844	$955
Interest cost	1,504	1,495	760	748
Expected return on plan assets	(1,421)	(1,355)	(734)	(678)
Amortization of transition asset	(28)	(32)	(14)	(16)
Amortization of unrecognized prior service cost	28	30	14	15
Amortization of actuarial loss	622	496	280	248

Net periodic benefit cost	$2,647	$2,544	$1,150	$1,272

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$42	$40	$21	$20
Amortization of unrecognized prior service cost	(2)	(2)	(1)	(1)
Amortization of actuarial loss	(2)	(17)	(1)	(8)

Net periodic postretirement benefit cost	$38	$21	$19	$11

NOTE 9: LOANS HELD FOR SALE
As of June 30, 2006, First Financial had identified $38,986 in primarily substandard commercial, commercial real estate, and retail real estate loans that were transferred to held for sale at the lower of cost or estimated fair value of $30,747. First Financial has engaged the Loan Portfolio Sales Group of Keefe, Bruyette and Woods, Inc. to market these loans during the third quarter of 2006 and anticipates closing on the loan sales prior to the end of the third quarter of 2006.
A summary of loans held for sale is as follows:

June 30, 2006
Loans Held
for Sale
Commercial	$5,952
Real estate — commercial	17,091
Real estate — retail	7,704

Total	$30,747

NOTE 10: OTHER MATTERS
Core deposit intangibles are amortized on a straight-line basis over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2006		2005
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Average Consolidated Balance Sheet Items:

Loans less unearned income	$2,614,248	$2,596,755	$2,657,156	$2,783,315	$2,795,754

Investment securities	380,532	497,528	620,868	625,418	635,982

Other earning assets	122,413	141,513	127,701	20,938	17,188

Total earning assets	3,117,193	3,235,796	3,405,725	3,429,671	3,448,924

Total assets	3,428,839	3,545,412	3,719,197	3,827,395	3,846,259

Noninterest-bearing deposits	424,227	417,061	433,228	428,881	433,379

Interest-bearing deposits	2,477,026	2,486,336	2,488,062	2,473,697	2,476,112

Total deposits	2,901,253	2,903,397	2,921,290	2,902,578	2,909,491

Borrowings	202,792	313,743	418,388	446,939	445,141

Shareholders’ equity	296,087	298,578	350,934	367,472	369,477
Key Ratios:
Average equity to average total assets	8.64%	8.42%	9.44%	9.60%	9.61%
Return on average total assets	0.51%	0.45%	0.30%	1.50%	1.03%
Return on average equity	5.90%	5.39%	3.20%	15.64%	10.74%
Return on average tangible equity	6.70%	6.12%	3.57%	17.32%	11.90%
Net interest margin	4.11%	4.04%	3.72%	3.83%	3.94%
Net interest margin (fully tax equivalent)	4.20%	4.12%	3.80%	3.92%	4.03%
These ratios include earnings from continuing and discontinued operations.
SUMMARY
STRATEGIC PLAN UPDATE
On March 14, 2005, First Financial announced its new strategic plan for the organization. First Financial has made steady progress toward completing the plan in 2006. The areas of focus are the organizational restructure which was completed in 2005 with the consolidation to a single banking charter, the balance-sheet restructure which was completed in the first quarter of 2006, the growth plan, and the Performance Improvement Plan.
Organic restructuring continues through shifting the mix of the loan portfolio to commercial-based credits. Since June 30, 2005, First Financial has increased its concentration of commercial lending from 47% of the loan portfolio to 53%.
The growth plan for the company is moving forward with the recent announcement of a new branding strategy on June 1, 2006 when company officials rang the opening bell on the NASDAQ exchange. The company will now begin operating all its branches under one brand name, First Financial Bank. Plans are underway to roll out the new logo design and convert all offices to the new name and brand late in the third quarter of 2006. First Financial will continue to recruit sales staff, evaluate metropolitan markets for expansion, and consider strategic acquisitions to extend and expand the franchise.

The objective of the Performance Improvement Plan is to maximize revenue and develop the proper cost structure for the consolidated organization to achieve a peer-level efficiency ratio. First Financial has established a long-term target efficiency ratio of between 55% and 60%. Management remains confident that it can achieve this target. The largest component of the improvement is a $7,500 to $8,000 planned reduction in salary and benefits through eliminating approximately 200 staff positions, excluding staff associated with the branch sales and closures. Approximately half of the staff changes occurred in the second quarter of 2006, with the remainder expected to occur before the end of the fourth quarter of 2006. Estimated severance charges associated with the 200 staff reductions are $1,300, of which $831 was recognized in the second quarter of 2006. Remaining charges will be recognized when incurred.
To date, approximately $1,500 to $2,000 in annualized revenue enhancements have been identified. Enhancements are associated with better management of internal processes such as cash balances in branches and a planned redeployment in low and nonearning assets. The full effect of these improvements is expected to begin in the fourth quarter of 2006.
BRANCH PLAN
The previously announced sale of 10 branches and closure of 7 offices is proceeding on schedule. Regulatory approval has been received for sales to three different purchasers. The anticipated closing date for the three transactions is August 18, 2006. Total net gains on sale are expected to be $12,500 or $0.21 per share. Current deposits and loans for the sold offices are $101,000 and $102,000, respectively, as of June 30, 2006. The estimated proforma financial impact of the branch sales and closures, excluding the gains on sales, remains earnings neutral.
First Financial will continue to concentrate future growth plans and capital investments in larger metropolitan markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and are an important part of the funding plan for the expansion in the commercial lending market. Furthermore, First Financial’s historical strength in a number of these markets should enable it to hold market share.
First Financial’s branch strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, Ohio, and Kentucky. In addition to geographic fit, each market must have growth potential and the ability to meet profit targets.
At the completion of the branch plan, First Financial will have 87 offices serving 9 distinct markets with an average branch size of approximately $33,000. The operating model for growth includes market presidents managing distinct markets with the authority to make decisions at the point of client contact.
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
This decision is consistent with our strategic plan and is an integral component of our comprehensive review of the use of technology. This review includes analysis of our data and voice telecommunication usage, on-line and ATM services, and other ancillary services. Expected savings as a result of this comprehensive review are estimated to be between $3,000 and $4,000 per year and should be fully recognized in 2007. Costs associated with this conversion will include the early termination of some existing contracts. To-date, $1,073 in early termination penalties have been recorded with an additional $3,100 expected to be recognized in the fourth quarter of 2006.

OPERATING RESULTS
Net earnings for the first six months of 2006 were $8,325 or $0.21 in diluted earnings per share versus $20,615 or $0.47 for the first six months of 2005. Income from continuing operations for the six months ended June 30, 2006, was $8,325 or $0.21 in diluted earnings per share versus $20,155 or $0.46 in diluted earnings per share for the same period in 2005. The $11,830 decrease in income from continuing operations was due to several material items, including severance charges of $2,601 or $0.04 per share, data processing conversion-related expenses of $1,073 or $0.02 per share, additional health care accruals of $582 or $0.01 per share, and professional services of $542 or $0.01 per share. First Financial has had increased recurring expenses related to the execution of its strategic plan of $528 or $0.01 per share in reduced net interest income due to parent company borrowings used in the repurchase of shares in the fourth quarter of 2005. Additionally, the effects of both the mortgage and indirect loan runoff as part of the intended loan mix shift discussed in the strategic plan totaled approximately $600 or $0.01 per share in reduced net interest income. Other recurring items include increased pension expense and the effects of FAS 123R and state franchise taxes of approximately $557 or $0.01 per share.
Net earnings for the second quarter of 2006 were $4,358 or $0.11 in diluted earnings per share, compared to $9,889 or $0.23 in diluted earnings per share for the second quarter of 2005.
Return on average assets for the second quarter of 2006 was 0.51% compared to 1.03% for the same period in 2005. Return on average shareholders’ equity was 5.90% for the second quarter of 2006, versus 10.74% for the comparable period in 2005. Year-to-date return on average assets was 0.48% for 2006, compared to 1.08% for 2005, while return on equity was 5.65% for 2006 versus 11.23% for 2005.
Second-quarter 2006 noninterest income was $15,841, an increase of $1,003 or 6.76% from the second quarter of 2005. First Financial had quarterly increases in service charges on deposit accounts income of $822 which included the positive effects of its new overdraft program. Bankcard interchange income increased $177 due to both increased debit card issuance and usage; and bank-owned life insurance income increased $425, while gains on mortgage loan sales decreased $221.
On a linked-quarter basis (second quarter 2006 compared to first quarter 2006), total noninterest income increased $1,087 or 7.37%. This increase was primarily due to the $476 loss on securities sold in the first quarter, a $342 increase in service charges on deposit accounts related to increases in nonsufficient funds charges in the second quarter, and an increase of $203 in bank-owned life insurance income in the second quarter.
Year-to-date noninterest income increased $721 or 2.41% from the comparable period in 2005 due to increases in service charges on deposit accounts of $1,745, offset by a decrease in gain on loan sales of $440, and a $476 loss on investment securities sold.
Total noninterest expense increased $7,111 or 21.17% for the second quarter of 2006 from the second quarter of 2005. This increase was primarily due to increases in salaries and benefits of $3,953, $457 in occupancy expense, $1,721 in data processing expenses, and $1,304 in other noninterest expense, somewhat offset by a decrease in equipment expense of $330. Salaries and benefits increased $3,953 due to $2,601 in severance-related salaries and benefits expense, $438 in increased health care costs, $425 in increased retirement-related expenses, and $153 in increased bonuses. Excluding these items, salaries and benefits were up $336 or 1.75% due largely to overtime associated with the upcoming data processing conversion. Occupancy expense increased $457 due primarily to increased maintenance costs, utilities, and new building rent consistent with First Financial’s growth plans. The increase in data processing of $1,721 is primarily attributable to early termination fees for the conversion of various systems. The increase in other noninterest expense of $1,304 consists of increases in various accounts, including $227 in intangible state tax, $193 in credit and collection fees, $257 in travel-related expenses, $180 in credit card and merchant interchange expense more than offset by the increase in interchange income and merchant discount, and $150 in stationery and supplies. The $330 decrease in equipment expense is primarily due to a decrease in equipment expense rent of $179 and service contracts of $103 that are not expected to continue.

On a linked-quarter basis, noninterest expense was $36 more than the first quarter. This increase was due to the offsetting effects of the prepayment penalty of $4,295 in the first quarter compared to increases in salaries and employee benefits of $2,893 due to severance charges of $2,601 and health care costs of $582, data processing of $1,375 due primarily to early termination fees discussed previously, and $362 in professional services that includes costs associated with our branding initiative, branch staffing, and recruiting fees.
Year-to-date noninterest expense increased $14,611. Excluding the effects of the $4,295 prepayment penalty mentioned above, noninterest expense would have increased $10,316. The increase is due to increases in salaries and employee benefits of $5,260, data processing of $1,939, and other noninterest expense of $2,659. Salaries and benefits increased $5,260 due to severance charges of $2,756, retirement-related expense of $1,104, bonuses of $412, health care of $196, overtime expense of $142, and temporary personnel services of $120. The $1,939 increase in data processing is due to early termination fees discussed previously. The $2,659 increase in other noninterest expense is due to increases in various accounts, including $584 in travel-related expenses, $416 in state intangible tax, $409 in credit and collection expense, and $331 in credit card and merchant interchange expense.
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

	2006		2005
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Interest income	$50,741	$50,684	$50,717	$50,740	$50,119
Interest expense	18,794	18,485	18,778	17,597	16,214

Net interest income	31,947	32,199	31,939	33,143	33,905
Tax equivalent adjustment to interest income	696	661	723	746	756

Net interest income (fully tax equivalent)	$32,643	$32,860	$32,662	$33,889	$34,661

Average earning assets	3,117,193	3,235,796	3,405,725	3,429,671	3,448,924

Net interest margin *	4.11%	4.04%	3.72%	3.83%	3.94%
Net interest margin (tax equivalent)	4.20%	4.12%	3.80%	3.92%	4.03%

*	Margins are calculated using net interest income annualized divided by average earning assets
Net interest income for the second quarter of 2006 was $31,947, compared to $33,905 in the second quarter of 2005, a decline of 5.77% or $1,958. This decrease is due primarily to a planned reduction in earning assets through loan sales, exit of the indirect line of business, and the strategic decision to sell confirming mortgage loan production in the secondary market; compounded by the increase in deposit costs. Net interest income on a linked-quarter basis remained relatively flat, decreasing $252 or 0.78%. Net interest income on a year-to-date basis declined $3,739 or 5.51%, which is due to the combined effects of earning asset strategies mentioned above, increased rates on deposits, and a shift in deposit product mix to higher cost accounts.
First Financial’s net interest margin increased to 4.11% in the second quarter of 2006 from 3.94% in the second quarter of 2005. Linked-quarter net interest margin increased 7 basis points from 4.04% to 4.11% due to the combined effects of the full quarter impact of our balance sheet restructuring, 13 basis points;

asset repricing with the last prime rate increase, 11 basis points; increase in production on higher yielding commercial loans, 12 basis points; offset by the negative effect of deposit repricing and product shift, 20 basis points; a late fee accrual adjustment, 2 basis points; and the planned runoff of mortgage and indirect portfolios, 7 basis points. Earning asset rates increased on approximately 30% of the loan portfolio with the Prime rate adjustments during the quarter. Approximately 90% of this $809,000 Prime and Fed Funds-based portfolio reprices quarterly. On a year-to-date basis, net interest margin increased 11 basis points from 3.96% to 4.07%.
The net interest margin remains forecast in the range of 4.05% to 4.10% for 2006. The primary risk to the margin remains unanticipated consumer and competitor behavior in deposit products, specifically the consumer preference for higher-yielding money market accounts and the aggressiveness in market pricing for both transaction and certificate of deposit accounts. Within the next twelve months, approximately $700 million of retail and IRA certificate of deposit accounts are scheduled to mature at an average rate of 3.84%.
The Statistical Information that follows is presented on a GAAP basis.

STATISTICAL INFORMATION

	June 30, 2006			March 31, 2006			June 30, 2005
Three months ended	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$122,413	$1,500	4.91%	$141,513	$1,582	4.53%	$17,188	$121	2.82%
Investment securities	380,532	4,855	5.12%	497,528	6,245	5.09%	635,982	6,628	4.18%
Loans (1):
Commercial loans	626,912	12,357	7.91%	580,681	10,964	7.66%	610,727	10,057	6.61%
Real estate — construction	83,719	1,522	7.29%	85,672	1,537	7.28%	83,903	1,281	6.13%
Real estate — mortgage	1,395,104	20,803	5.89%	1,404,739	20,554	5.93%	1,490,867	21,412	5.76%
Installment	484,897	8,305	6.87%	501,857	8,237	6.66%	585,854	8,864	6.07%
Credit card	22,017	620	11.30%	21,748	599	11.17%	20,537	513	10.03%
Lease financing	1,599	34	8.51%	2,058	30	5.91%	3,866	76	7.85%
Loan fees		745		0	936		0	1,167

Total loans	2,614,248	44,386	6.81%	2,596,755	42,857	6.69%	2,795,754	43,370	6.22%

Total earning assets	3,117,193	50,741	6.53%	3,235,796	50,684	6.35%	3,448,924	50,119	5.83%

Nonearning Assets
Cash and due from banks	115,406			123,129			121,289
Loans held for sale	350
Allowance for loan losses	(40,445)			(42,402)			(43,996)
Premises and equipment	76,150			73,556			68,775
Other assets	160,185			155,333			148,687
Assets related to discontinued operations	0			0			102,580

Total assets	$3,428,839			$3,545,412			$3,846,259

Interest-bearing liabilities
Deposits:
Interest-bearing demand	180,046	1,279	2.85%	203,363	1,332	2.66%	159,332	618	1.56%
Savings deposits	1,062,334	3,862	1.46%	1,040,940	2,987	1.16%	1,055,357	1,644	0.62%
Time deposits	1,234,646	11,413	3.71%	1,242,033	10,614	3.47%	1,261,423	9,172	2.92%

Short-term borrowings	89,382	892	4.00%	97,414	896	3.73%	90,653	507	2.24%
Long-term borrowings	113,410	1,348	4.77%	216,329	2,656	4.98%	354,488	4,273	4.83%

Total interest-bearing liabilities	2,679,818	18,794	2.81%	2,800,079	18,485	2.68%	2,921,253	16,214	2.23%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	424,227			417,061			433,379
Other liabilities	28,707			29,694			27,748
Liabilities related to discontinued operations	0			0			94,402
Shareholders’ equity	296,087			298,578			369,477

Total liabilities and shareholders’ equity	$3,428,839			$3,545,412			$3,846,259

Net interest income		$31,947			$32,199			$33,905

Net interest spread			3.72%			3.68%			3.60%
Contribution of noninterest-bearing sources of funds			0.39%			0.36%			0.34%

Net interest margin (2)			4.11%			4.04%			3.94%

(1)	Nonaccrual loans are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for both the six months and quarter ended June 30, 2006, in comparison to 2005. First Financial’s adjustable and variable rate loans repriced upward more quickly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income.

	Six Months			Three Months
	Ended			Ended
	June 30, 2006	Change Due To:		June 30, 2006	Change Due To:
	Over 2005	Rate	Volume	Over 2005	Rate	Volume
Interest income	$2,185	$11,092	($8,907)	$622	$6,022	($5,400)
Interest expense	5,924	8,471	(2,547)	2,580	4,273	(1,693)

Net interest income	($3,739)	$2,621	($6,360)	($1,958)	$1,749	($3,707)

ASSETS
Average loans, net of unearned income, for the second quarter of 2006 decreased $181,506 or 6.49% from the comparable period a year ago. On a year-to-date basis, average outstanding loan balances decreased $186,387 or 6.68% due to primarily the mortgage and indirect loan portfolio sales in 2005. On a linked-quarter basis, average outstanding loan balances increased $17,493 or 0.67%. The decrease in the loan portfolio from 2005 was affected by the previously mentioned sale of $42,000 in indirect marine and recreational vehicle loans at the end of the third quarter of 2005 and the sale in the fourth quarter of approximately $64,000 in retail mortgage loans that no longer fit the risk profile of the company. Furthermore, indirect installment originations ceased in the third quarter of 2005, resulting in approximately $19,000 in quarterly runoff of this portfolio. Since the end of the second quarter of 2005, the indirect loan portfolio has decreased approximately $117,000, inclusive of the $42 million sale mentioned above. Additionally, First Financial has made the strategic decision to sell most of the mortgage loan production into the secondary market instead of keeping the loans in its portfolio.
Loan pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, LIBOR, and Treasury based loans represent approximately 65% of the portfolio and 35% are fixed rate.
Securities available for sale were $326,633 at June 30, 2006, compared to $554,673 at December 31, 2005. The combined investment portfolio was 10.71% and 16.47% of total assets for June 30, 2006 and December 31, 2005, respectively. In February of 2006, the company sold $179,000 in investment securities and paid down $184,000 in Federal Home Loan Bank borrowings as part of the balance sheet restructuring. Reliance on wholesale borrowings has been greatly reduced as a result of the restructuring and is likely to continue for the next several quarters as the bank continues to use excess liquidity to fund future growth.
DEPOSITS
Average deposit balances for the second quarter decreased $8,238 or 0.28% from the comparable period a year ago due primarily to decreases in public funds and brokered time deposits and noninterest-bearing checking accounts. Average deposits on a linked-quarter basis were relatively flat due to these decreases in public fund time deposits and brokered deposits. Excluding the anticipated decrease in brokered and public funds time deposits, average deposits would have increased 0.59%. Year-to-date average deposits increased 0.03% over the comparable period in 2005. Excluding brokered and public funds time deposits, year-to-date average deposits would have increased 0.86%.
Deposit pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, indexed, and managed rate deposits represent approximately 43% of the portfolio and 57% are fixed.

INCOME TAXES
Income tax expense relating to operating income for the first six months of 2006 was $3,948 versus $9,654 in 2005, with a tax benefit related to securities transactions of $175 and $4 for the six months ended June 30, 2006 and 2005, respectively. Tax expense related to discontinued operations totaled $0 and $263 for the six months ended June 30, 2006, and 2005, respectively. Tax expense relating to operating income totaled $2,374 and $4,785 for the three months ended June 30, 2006 and 2005, respectively, with a tax benefit related to securities transactions of $0 and $2 for the three months ended June 30, 2006 and 2005, respectively. Tax expense related to discontinued operations totaled $0 and $150 for the three months ended June 30, 2006, and 2005, respectively.
First Financial’s overall effective tax rates for the first six months of 2006 and 2005 were 32.17% and 32.48%, respectively. Effective tax rates for income from continuing operations was 32.17% and 32.39% for the six months ended June 30, 2006, and 2005, respectively. Effective tax rates for income from discontinued operations was 36.38% for the six months ended June 30, 2005.
LOAN SALE
First Financial has undergone an extensive review of its problem credits over the past several months as part of a strategy to reduce overall credit risk in the loan portfolio, and has identified approximately 210 loans that meet the internal criteria for sale consideration. As of June 30, 2006, First Financial had identified $38,986 in primarily substandard commercial, commercial real estate, and retail real estate loans that were transferred to loans held for sale at the lower of cost or estimated fair value of $30,747. First Financial has engaged the Loan Portfolio Sales Group of Keefe, Bruyette and Woods, Inc. to market these loans during the third quarter of 2006 and anticipates closing on the loan sales prior to the end of the third quarter of 2006. The ongoing annual impact of the loan sale is estimated to be a reduction of net interest income of $181 due to the reduction of certain earning assets and the redeployment of the nonaccrual loans that are nonearning assets.
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
The provision for loan losses for the second quarter of 2006 was $360 compared to $750 for the same period in 2005. Net charge-offs were $10,931 for the second quarter of 2006. Net charge-offs, excluding the effect of the write-down previously discussed, were $2,575 for the second quarter or $1,159 more than the $1,416 net charge-offs recorded for the second quarter of 2005. Year-to-date net charge-offs were $13,512 in 2006. Year-to-date net charge-offs, excluding the effect of the write-down previously discussed, were $5,156 in 2006 or $2,381 more than the $2,775 recorded in 2005. Management believes that this increase is not indicative of any macro changes to the credit quality of the portfolios. The percentage of net charge-offs to average loans for the second quarter of 2006 was 1.68%. Excluding the effect of the write-down, net charge-offs to average loans was 0.40% compared to 0.20% for the same period in 2005 and 0.40% for the linked quarter.
Due to the prospective loan sale that was considered when evaluating the quarterly analysis of the adequacy of the allowance for loan losses, the allowance to ending loans ratio as of June 30, 2006, was 1.15% versus 1.55% for the same quarter a year ago and 1.56% as of March 31, 2006. A large percentage of the underperforming loans are secured by real estate. It is management’s belief that the allowance for loan losses of $30,085 is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios.

IMPAIRED LOANS
At June 30, 2006, and 2005, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $471 and $2,032, respectively. The related allowance for loan losses on these impaired loans was $360 at June 30, 2006, and $563 at June 30, 2005. At June 30, 2006 and 2005, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended June 30, 2006, and 2005, was approximately $3,134 and $2,348. For the six months and quarter ended June 30, 2006, First Financial recognized interest income on those impaired loans of $94 and $48 compared to $35 and $14 for the same period in 2005. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2006		2005
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Balance at beginning of period	$40,656	$42,485	$42,036	$43,506	$44,172
Provision for loan losses	360	752	3,015	1,351	750
Loans charged off	(3,655)	(3,265)	(3,318)	(3,333)	(2,267)
Loans held for sale write-down	(8,356)	0	0	0	0
Recoveries	1,080	684	752	512	851

Net charge-offs *	(10,931)	(2,581)	(2,566)	(2,821)	(1,416)

Balance at end of period	$30,085	$40,656	$42,485	$42,036	$43,506

Ratios:
Allowance to period end loans, net of unearned income	1.15%	1.56%	1.62%	1.54%	1.55%
Recoveries to charge-offs *	8.99%	20.95%	22.66%	37.54%	37.54%
Allowance as a multiple of net charge-offs *	2.75	15.75	16.56	30.72	30.72

*	Excluding the loans held for sale write-down, net charge-offs in the second quarter of 2006 were $2,575, the recoveries to charge-offs ratio was 29.55%, and the allowance as a multiple of net charge-offs ratio was 11.68.
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, increased $5,169 to $29,898 at the end of the second quarter of 2006 from $24,729 at the end of the second quarter of 2005. The increase in underperforming assets is due to an increase in nonaccrual loans of $3,556. Excluding loans held for sale, total underperforming assets decreased $8,882 to $15,847 at the end of the second quarter of 2006 from $24,729 at the end of the second quarter of 2005, as discussed above. On a linked-quarter basis, total underperforming assets decreased $4,012. Excluding loans held for sale, total underperforming assets on a linked-quarter basis decreased $18,063. These credits have been appropriately considered in establishing the allowance for loan losses at June 30, 2006.
Nonperforming assets to ending loans increased to 1.10% as of June 30, 2006, from 0.85% as of the end of the second quarter of 2005 and decreased from 1.25% on the linked-quarter. Excluding loans held for sale, nonperforming assets to ending loans ratio as of June 30, 2006 was 0.58%.
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

The table that follows shows the categories that are included in nonperforming and underperforming assets, both including and excluding loans held for sale as of June 30, 2006.

	Quarter Ended
	2006			2005
	Jun. 30		Mar. 31	Dec. 31	Sep. 30	Jun. 30
		Excluding loans
		held for sale
Nonaccrual loans	$23,964	$12,202	$26,838	$24,961	$24,563	$20,408
Restructured loans	2,331	610	3,293	3,408	808	884
Other real estate owned	2,277	2,277	2,675	3,162	2,595	2,673

Total nonperforming assets	28,572	15,089	32,806	31,531	27,966	23,965
Accruing loans past due 90 days or more	1,326	758	1,104	1,359	1,779	764

Total underperforming assets	$29,898	$15,847	$33,910	$32,890	$29,745	$24,729

Allowance for loan losses to total underperforming assets	100.63%	189.85%	119.89%	129.17%	141.32%	175.93%

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.10%	0.58%	1.25%	1.20%	1.02%	0.85%

Underperforming assets as a percentage of loans, net of unearned income plus other real estate owned	1.15%	0.61%	1.30%	1.25%	1.09%	0.88%

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
Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are up $773 from the prior year. Average deposits on a linked quarter basis decreased $2,144. Short-term borrowings increased $17,250 from year-end, and long-term borrowings decreased $232,846.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At June 30, 2006, securities maturing in one year or less amounted to $12,063, representing 3.26% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at June 30, 2006, amounted to $712,499, representing 20.62% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.
At June 30, 2006, First Financial had classified $326,633 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.
Liquidity may be used to fund capital expenditures. Capital expenditures were $8,591 for the first six months of 2006. In addition, remodeling is a planned and ongoing process given the 104 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of June 30, 2006, were approximately $5,296. Management believes that First Financial has sufficient liquidity to fund its current commitments.

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
The primary sources of liquidity for First Financial Bancorp are dividends from and returns on investments in its subsidiaries. The bank subsidiary is subject to dividend limits under the rules established by the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of June 30, 2006, the subsidiary bank was able to pay $2,266 in dividends to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $75,000 short-term revolving credit facility with two unaffiliated banks. As of June 30, 2006, there was $36,500 outstanding under this credit facility. The current facility matured and was renewed during the third quarter of 2005. The credit agreement also requires First Financial to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all material covenants as of June 30, 2006.
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
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2006, that First Financial met all capital adequacy requirements to which it was subject. At June 30, 2006, and December 31, 2005, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2006 and the year ended December 31, 2005.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital to risk-weighted assets
Consolidated	$326,452	12.52%	$208,541	8.00%	N/A	10.00%
First Financial Bank	322,913	12.60%	205,000	8.00%	$256,250	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	296,292	11.37%	104,270	4.00%	N/A	6.00%
First Financial Bank	286,345	11.17%	102,500	4.00%	153,750	6.00%

Tier 1 capital to average assets
Consolidated	296,292	8.72%	135,945	4.00%	N/A	5.00%
First Financial Bank	286,345	8.54%	134,194	4.00%	167,743	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk-weighted assets
Consolidated	$332,458	12.75%	$208,653	8.00%	N/A	10.00%
First Financial Bank	337,657	13.15%	205,493	8.00%	$256,866	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	299,680	11.49%	104,327	4.00%	N/A	6.00%
First Financial Bank	297,944	11.60%	102,746	4.00%	154,120	6.00%

Tier 1 capital to average assets
Consolidated	299,680	7.93%	151,229	4.00%	N/A	5.00%
First Financial Bank	297,944	8.16%	145,986	4.00%	182,483	5.00%
FORWARD LOOKING INFORMATION
This document, the documents incorporated by reference and the documents to which we refer you contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Words such as “estimate”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, “planned”, “potential” and similar expressions may identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results:
•	the timing and occurrence or non-occurrence of events, including the conditions to our offer, may be subject to circumstances beyond our control;

•	material adverse changes in economic conditions in the markets of our company;

•	the potential impact of national and international security concerns on the banking environment, including any possible military action, terrorist attacks or other hostilities;

•	future regulatory actions;

•	our ability to implement our strategic and operational initiatives;

•	the impact of competition;

•	the demand for financial services in our area;

•	changes in interest rates;

•	risks related to consumer acceptance of our products and our ability to develop new products;

•	the ability to retain, hire and train key personnel; and

•	other risks and uncertainty inherent in the banking and financial services businesses.
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
Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2006, ultimate losses may vary from estimates.
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
First Financial determined the fair value of stock options in the current year using the Black-Scholes valuation model, consistent with the valuation method utilized in prior years under the disclosure-only provisions of SFAS 123. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense for the first six months of 2006 was $775 and for the second quarter of 2006 was $456. Total unrecognized compensation cost related to nonvested share-based compensation was $5,476 at June 30, 2006 and is expected to be recognized over a weighted average period of 2.6 years.
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
Presented below is First Financial’s interest rate risk position as of June 30, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2006	(4.81%)	(1.53%)	1.02%	1.25%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on results from an external core deposit study.
Additional scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a neutral rate risk position of 0.22% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows on earnings and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on results from an external core deposit study. Presented below is First Financial’s economic value of equity position as of June 30, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2006	(14.28%)	(3.54%)	1.37%	(0.15%)
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the second quarter of 2006.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through
April 30, 2006	1,777	$16.17	0	7,373,105
May 1 through
May 31, 2006	498	16.03	0	7,373,105
June 1 through
June 30, 2006	0	0	0	7,373,105

Total	2,275	$16.14	0	7,373,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through
April 30, 2006	0	$0.00
May 1 through
May 31, 2006	0	0.00
June 1 through
June 30, 2006	0	0.00

Total	0	$0.00

Director Fee Stock Plan
April 1 through
April 30, 2006	1,777	$16.17
May 1 through
May 31, 2006	498	16.03
June 1 through
June 30, 2006	0	0.00

Total	2,275	$16.14

Stock Option Plans
April 1 through
April 30, 2006	0	$0.00
May 1 through
May 31, 2006	0	0.00
June 1 through
June 30, 2006	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. No shares were purchased under these plans during the three months ended June 30, 2006. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 4. Submission of Matters to a Vote of Security Holders
On April 24, 2006, Bancorp held its annual meeting of shareholders, the results of which follow:
1) Election of three directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld
Murph Knapke	3 years	30,970,222	94.5%	1,795,704
William J. Kramer	3 years	31,949,482	97.5%	816,444
Barry S. Porter	3 years	31,789,743	97.0%	976,183
Directors whose terms continue beyond the Annual Meeting in 2006:
Class III expiring in 2007:
Donald M. Cisle
Corrine R. Finnerty
Richard E. Olszewski
Bruce E. Leep
Class I expiring in 2008:
Claude E. Davis
Steven C. Posey
Susan L. Knust
2) Proposal to approve the amended and restated 1999 Non-Employee Director Stock Plan:

		% of Total	Votes	Votes
	Votes For	Shares Voted	Against	Abstained
Amendment to 1999 Stock Option Plan	20,568,640	62.8%	6,759,945	422,787
No other matters were brought before the meeting for a vote.

Item 6. Exhibits
(a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.4	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.6	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3, No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006.

10.10	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.11	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.12	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.13	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.14	Agreement between Claude E. Davis and First Financial Bancorp. dated September 21, 2004, and incorporated herein by reference to Exhibit 99.1 to First Financial Bancorp’s Form 8-K filed on September 24, 2004. File No. 000-12379.

10.15	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.17	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.19	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.20	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.21	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.22	Form of Agreement for Restricted Stock Award, incorporated herein by reference to 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.24	Severance Agreement and Release between Rex A. Hockemeyer and First Financial Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.25	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.26	Terms of First Financial Bancorp Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 24, 2006. File No. 000-12379.

10.27	Severance Agreement and Release between Mark Immelt and First Financial Bancorp dated June 30, 2006.

10.28	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Elizabeth E. Fontaine
J. Franklin Hall	Elizabeth E. Fontaine
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 8/1/06	Date 8/1/06