Form 10-Q
period 2006-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2006-10-31
CIK 708955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code (513) 979-5782
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006

Common stock, No par value	39,427,716

FIRST FINANCIAL BANCORP.

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$117,067	$163,281
Federal funds sold and securities purchased under agreements to resell	101,000	98,000
Investment securities held-to-maturity (market value $8,217 at September 30, 2006 and $12,768 at December 31, 2005)	8,059	12,555
Investment securities available-for-sale, at market value	329,225	554,673
Other investments	34,137	40,755
Loans:
Commercial	663,522	582,594
Real estate — construction	92,434	86,022
Real estate — commercial	625,535	646,079
Real estate — retail	653,652	772,334
Installment, net of unearned	219,677	300,551
Home equity	231,741	214,649
Credit card	23,083	22,936
Lease financing	1,202	2,258

Total loans	2,510,846	2,627,423
Less:
Allowance for loan losses	31,888	42,485

Net loans	2,478,958	2,584,938
Premises and equipment	78,820	73,025
Goodwill	28,261	28,116
Other intangibles	6,471	7,920
Accrued interest and other assets	125,084	127,545

TOTAL ASSETS	$3,307,082	$3,690,808

LIABILITIES
Deposits:
Interest-bearing	$225,670	$247,187
Savings	971,055	989,990
Time	1,198,059	1,247,274

Total interest-bearing deposits	2,394,784	2,484,451
Noninterest-bearing	381,937	440,988

Total deposits	2,776,721	2,925,439

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	54,129	66,634
Other	39,000	45,000

Total short-term borrowings	93,129	111,634

Federal Home Loan Bank long-term debt	68,197	286,655
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	38,580	36,269

TOTAL LIABILITIES	3,007,557	3,390,927

SHAREHOLDERS’ EQUITY
Common stock - no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2006 and 2005	392,156	392,607
Retained earnings	76,783	75,357
Accumulated comprehensive income	(8,581)	(7,876)
Treasury Stock, at cost 9,050,898 shares in 2006 and 8,995,134 shares in 2005	(160,833)	(160,207)

TOTAL SHAREHOLDERS’ EQUITY	299,525	299,881

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,307,082	$3,690,808

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$132,727	$129,870	$45,484	$44,122
Investment securities
Taxable	12,667	16,016	3,728	5,219
Tax-exempt	3,157	3,690	996	1,221

Total investment securities interest	15,824	19,706	4,724	6,440
Interest-bearing deposits with other banks	0	1	0	0
Federal funds sold and securities purchased under agreements to resell	5,198	403	2,116	178

Total interest income	153,749	149,980	52,324	50,740
Interest expense
Deposits	50,663	34,639	19,176	12,779
Short-term borrowings	2,741	1,488	953	520
Long-term borrowings	3,453	11,358	686	3,769
Subordinated debentures and capital securities	1,923	1,467	686	529

Total interest expense	58,780	48,952	21,501	17,597

Net interest income	94,969	101,028	30,823	33,143
Provision for loan losses	4,000	2,556	2,888	1,351

Net interest income after provision for loan losses	90,969	98,472	27,935	31,792

Noninterest income
Service charges on deposit accounts	16,192	13,719	5,672	4,944
Trust revenues	11,691	11,947	3,756	3,974
Bankcard interchange income	5,093	4,565	1,700	1,577
Investment advisory fees	2,358	2,604	711	936
Gains (losses) from sales of loans	2,972	(336)	2,468	(1,280)
Gains on sale of branches	12,545	0	12,545	0
(Losses) gains on sales of investment securities	(476)	0	0	6
Other	10,649	11,384	3,577	3,852

Total noninterest income	61,024	43,883	30,429	14,009

Noninterest expenses
Salaries and employee benefits	63,295	57,420	19,968	19,353
Net occupancy	8,339	7,055	2,802	2,465
Furniture and equipment	4,111	4,979	1,297	1,694
Data processing	8,395	5,082	3,058	1,776
Marketing	2,468	1,760	1,138	535
Communication	2,130	2,254	821	758
Professional services	5,251	4,378	2,275	1,465
Amortization of intangibles	661	660	220	220
Debt extinguishment	4,295	0	0	0
Other	21,745	17,889	7,755	6,466

Total noninterest expenses	120,690	101,477	39,334	34,732

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	31,303	40,878	19,030	11,069
Income tax expense	10,859	12,904	6,911	3,250

Earnings from continuing operations	20,444	27,974	12,119	7,819

Discontinued operations
Other operating income (loss)	0	583	0	(140)
Gain on sale of discontinued operations	0	10,366	0	10,366

Earnings from discontinued operations before income taxes	0	10,949	0	10,226

Income tax expense	0	3,824	0	3,561

Earnings from discontinued operations	0	7,125	0	6,665

Net earnings	$20,444	$35,099	$12,119	$14,484

Earnings per share from continuing operations:
Basic	$0.52	$0.64	$0.31	$0.18

Diluted	$0.52	$0.64	$0.31	$0.18

Earnings per share from discontinued operations:
Basic	$0.00	$0.17	$0.00	$0.15

Diluted	$0.00	$0.17	$0.00	$0.15

Earnings per share:
Basic	$0.52	$0.81	$0.31	$0.33

Diluted	$0.52	$0.81	$0.31	$0.33

Cash dividends declared per share	$0.48	$0.48	$0.16	$0.16

Average basic shares outstanding	39,592,908	43,422,516	39,612,408	43,166,270

Average diluted shares outstanding	39,623,911	43,503,393	39,619,786	43,262,371

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2006	2005
Operating activities

Net earnings	$20,444	$35,099
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	4,000	2,556
Provision for depreciation and amortization	6,326	5,336
Stock-based compensation expense	1,306	1,409
Net amortization of premiums and accretion of discounts on investment securities	(154)	1,196
Losses on sales of investment securities	476	0
Originations of loans held for sale	(64,509)	(112,784)
(Gains) losses from sales of loans held for sale	(2,972)	336
Proceeds from sale of loans held for sale	66,803	111,847
Deferred income taxes	5,789	366
Increase in interest receivable	(409)	(484)
Increase in cash surrender value of life insurance	(2,094)	(6,937)
Increase in prepaid expenses	(1,598)	(146)
Increase in accrued expenses	1,304	807
Increase in interest payable	717	869
Other	3,208	3,619
Net increase from discontinued operations	0	12,751

Net cash provided by operating activities	38,637	55,840

Investing activities
Proceeds from sales of securities available-for-sale	184,902	682
Proceeds from calls, paydowns and maturities of securities available-for-sale	58,874	81,274
Purchases of securities available-for-sale	(13,157)	(39,074)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	4,497	9,158
Purchases of securities held-to-maturity	0	(10,565)
Net decrease in interest-bearing deposits with other banks	0	495
Net increase in federal funds sold and securities purchased under agreements to resell	(3,000)	(35,951)
Net decrease in loans and leases	96,937	65,701
Recoveries from loans and leases previously charged off	2,836	2,676
Proceeds from disposal of other real estate owned	2,510	1,791
Purchases of premises and equipment	(12,534)	(9,928)
Net increase from discontinued operations	0	91,962

Net cash provided by investing activities	321,865	158,221

Financing activities
Net (decrease) increase in total deposits	(148,718)	23,874
Net decrease in short-term borrowings	(18,505)	(89,921)
Repayments of long-term borrowings	(218,458)	(12,696)
Cash dividends	(19,018)	(20,819)
Purchase of common stock	(2,369)	(13,978)
Proceeds from exercise of stock options	254	194
Excess tax benefit on share-based compensation	98	0
Net decrease from discontinued operations	0	(99,622)

Net cash used in financing activities	(406,716)	(212,968)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(46,214)	1,093
Cash and cash equivalents at beginning of period	163,281	155,353

Cash and cash equivalents at end of period	$117,067	$156,446

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	117,067	156,446
Cash and cash equivalents from discontinued operations	0	0

Cash and cash equivalents at end of period	$117,067	$156,446

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2006	2005
Supplemental disclosures
Interest paid	$58,063	$47,972

Income taxes paid	$3,809	$11,313

Recognition of deferred tax assets attributable to SFAS No. 115	$418	$2,215

Acquisition of other real estate owned through foreclosure	$2,207	$2,247

Issuance of restricted stock awards	$1,634	$1,413

Transfer of loans to loans held for sale	$30,747	$0

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2006	2005
Balances at January 1	$299,881	$371,455
Net earnings	20,444	35,099
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	(705)	(3,572)

Comprehensive income	19,739	31,527
Cash dividends declared	(19,018)	(20,819)
Purchase of common stock	(2,369)	(13,978)
Excess tax benefit on share-based compensation	98	0
Exercise of stock options, net of shares purchased	239	194
Restricted stock awards	(351)	(640)
Share-based compensation expense	1,306	1,409

Balances at September 30	$299,525	$369,148

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited, dollars in thousands, except per share data)
The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.
NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries - First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisory company. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
The results of Fidelity Federal are presented as discontinued operations in a separate category on the income statement following the results from continuing operations. The income from discontinued operations for the nine months and three months ended September 30, 2005 is as follows:

	Nine months	Three months
	ended	ended
	September 30,	September 30,
	2005	2005
Interest income
Loans, including fees	$4,034	$1,163
Investment securities	354	101
Interest-bearing deposits with other banks	55	14
Federal funds sold and securities purchased under agreements to resell	109	35

Total interest income	4,552	1,313
Interest expense
Deposits	1,197	391
Long-term borrowings	865	260

Total interest expense	2,062	651

Net interest income	2,490	662
Provision for loan losses	50	0

Net interest income after provision for loan losses	2,440	662

Noninterest income
Service charges on deposit accounts	154	50
Gain on sale of discontinued operations	10,366	10,366
Other	(87)	(164)

Total noninterest income	10,433	10,252

Noninterest expenses
Salaries and employee benefits	1,032	437
Net occupancy	67	22
Furniture and equipment	45	14
Data processing	369	102
Other	411	113

Total noninterest expenses	1,924	688

Income before taxes	10,949	10,226
Income tax expense	3,824	3,561

Net earnings	$7,125	$6,665

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

Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a customer to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the customers’ contractual default. As of September 30, 2006, First Financial had issued standby letters of credit aggregating $25,489 compared to $38,296 issued as of December 31, 2005. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the need to provide for losses. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $588,154 at September 30, 2006, and $523,276 at December 31, 2005. Management does not anticipate any material losses as a result of these commitments.
NOTE 4: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the nine and three months ended September 30, 2006, and 2005 are shown in the table below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income	$20,444	$35,099	$12,119	$14,484
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period	(1,006)	(3,572)	3,294	(1,827)
Less: Reclassification adjustment for (losses) included in net income	(301)	0	0	4

Other comprehensive income	(705)	(3,572)	3,294	(1,831)

Comprehensive income	$19,739	$31,527	$15,413	$12,653

At September 30, 2006, the unfunded pension losses, net of taxes, recorded as accumulated comprehensive income are $7,562.
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

	September 30, 2006			December 31, 2005			September 30, 2005
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)
Fair Value Hedges
Pay fixed interest rate swaps	$31,365	$558	$(226)	$23,909	$389	$(146)	$21,001	$240	$(135)

Matched Customer Hedges
Customer interest rate swaps	24,965	671	0	0	0	0	0	0	0
Customer interest rate swaps with counterparty	24,965	0	(671)	0	0	0	0	0	0

Total	$81,295	$1,229	$(897)	$23,909	$389	$(146)	$21,001	$240	$(135)

NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust — First Financial (OH) Statutory Trust II and in the third quarter of 2002 by another statutory business trust — First Financial (OH) Statutory Trust I. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is variable and is subject to change every three months. The base index is the three-month LIBOR (London Inter-Bank Offered Rate). On September 30, 2006, the rates on Trust I and Trust II were 8.77% and 8.60%, respectively. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The debentures issued in 2003 are first redeemable, in whole or in part, by First Financial on September 30, 2008 and mature on September 30, 2033. The amount outstanding, net of offering costs, as of September 30, 2006, was $20,000. The debentures issued in 2002 are first redeemable, in whole or in part, by First Financial on September 25, 2007, and mature on September 25, 2032. The amount outstanding, net of offering costs, as of September 30, 2006, was $10,000.
NOTE 7: STOCK OPTIONS AND AWARDS
First Financial adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense for the first nine months of 2006 was $1,306 and for the third quarter of 2006 was $531. Total unrecognized compensation cost related to nonvested share-based compensation was $4,969 at September 30, 2006 and is expected to be recognized over a weighted average period of 2.6 years.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior year statements of earnings for stock-based compensation plans, other than for restricted stock awards. The following table illustrates the effect on net earnings and earnings per share if First Financial had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the nine and three months ended September 30, 2005:

	Nine Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net earnings, as reported	$35,099	$14,484
Add: Restricted stock expense, net of taxes, included in net income	916	288
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,098	362

Pro forma net earnings	$34,917	$14,410

Earnings per share
Basic - as reported	$0.81	$0.33

Basic - pro forma	$0.80	$0.33

Diluted - as reported	$0.81	$0.33

Diluted - pro forma	$0.80	$0.33

As of September 30, 2006, First Financial had two stock-based compensation plans. The 1991 Stock Incentive Plan provides incentive stock options and stock awards to certain key employees and non-qualified stock options to directors of First Financial who are not employees for up to 1,691,036 common shares of First Financial. The options are not exercisable for at least one year from the date of grant and are thereafter exercisable for such periods (which may not exceed 10 years) as the board of directors, or a committee thereof, specifies, provided that the optionee has remained in the employment of First Financial and its subsidiaries. All options expire at the end of the exercise period, and forfeited or expired options become available for re-issuance. On April 27, 1999, the shareholders approved the 1999 Stock Incentive Plan that provides for 7,507,500 shares for similar awards and options.
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

	Nine Months Ended
	September 30,
	2006	2005 Pro Forma
Fair value of options granted	$2.88	$2.79

Expected dividend yield	4.00%	3.64%

Expected volatility	0.210	0.210

Risk-free interest rate	4.95%	3.91%

Expected life	6.88	5.23

Activity in the above plan for the nine months ended September 30, 2006 is summarized as follows:

	Nine Months Ended
	September 30, 2006
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of shares	Exercise Price	Contractual Life	Intrinsic Value

Outstanding at beginning of year	1,609,945	$17.43
Granted	554,400	16.04
Exercised	(59,013)	14.65
Forfeited or expired	(151,903)	17.67

Outstanding at end of quarter	1,953,429	$17.10	6.69	$84,023

Exercisable at end of quarter	1,108,488	$17.50	4.76	$77,023

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first nine months of 2006 was $188 and for the third quarter of 2006 was $0. The weighted average grant date fair value of options granted during the first nine months of 2006 was $2.88 and for the third quarter of 2006 was $2.57. Cash received from stock options exercised during the first nine months of 2006 was $254 and for the third quarter of 2006 was $0, and the related tax benefit for tax deductions from stock options and restricted stock expensed for the first nine months of 2006 was $394 and for the third quarter of 2006 was $158. First Financial uses treasury shares purchased under the company’s share repurchase program to satisfy share-based exercises.
Restricted stock awards have historically been recorded as deferred compensation, a component of shareholders’ equity at the fair value of these awards at the grant date and amortized on a straight-line basis to salaries and benefits expense over the specified vesting periods, which is currently four years. For all awards granted prior to 2005 and for awards granted to non-employee directors in 2005 and 2006, the vesting of the awards only required a service period to be met. Therefore, 25% of each grant would vest each of the four years. For restricted stock awards granted to employees in 2005 and 2006, First Financial must meet a performance goal of 12.00% return on equity. Since the return on equity goal was not met in 2005 and the first three quarters of 2006, 25% of the awards granted in 2005 and the first three quarters of 2006 will not vest. However, if the cumulative period average return on equity (grant date through next measurement date) is 12.00% or higher, the first year’s awards, as well as the second year’s awards, will vest in 2006.
The following is a summary of activity in restricted stock for the nine months ended September 30, 2006:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Nonvested at beginning of year	218,054	$17.22
Granted	101,898	16.04
Vested	(64,145)	16.97
Forfeited	(10,173)	17.08

Nonvested at end of quarter	245,634	$16.80

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of First Financial’s common stock. The total fair value of restricted stock vested during the first nine months of 2006 was $1,089 and for the third quarter of 2006 was $0, as no restricted stock vested during the third quarter of 2006.
NOTE 8: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. As of September 30, 2006, First Financial expects to contribute $6,583 to its pension plan in 2006. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$2,786	$2,875	$844	$964
Interest cost	2,264	2,283	760	788
Expected return on plan assets	(2,155)	(2,033)	(734)	(678)
Amortization of transition asset	(42)	(48)	(14)	(16)
Amortization of unrecognized prior service cost	42	44	14	15
Amortization of actuarial loss	902	780	280	284

Net periodic benefit cost	$3,797	$3,901	$1,150	$1,357

Some of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$63	$60	$21	$20
Amortization of unrecognized prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	(3)	(25)	(1)	(9)

Net periodic postretirement benefit cost	$57	$32	$19	$10

NOTE 9: OTHER MATTERS
Core deposit intangibles are amortized on a straight-line basis over their useful lives. Core deposit balances are being amortized over varying periods, none of which exceeds 10 years.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2006			2005
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Average Consolidated Balance Sheet Items:

Loans less unearned income (1)	$2,580,005	$2,614,598	$2,596,755	$2,657,156	$2,783,315

Investment securities	370,095	380,532	497,528	620,868	625,418

Other earning assets	158,940	122,413	141,513	127,701	20,938

Total earning assets	3,109,040	3,117,543	3,235,796	3,405,725	3,429,671

Total assets	3,426,417	3,428,839	3,545,412	3,719,197	3,827,395

Noninterest-bearing deposits	401,685	424,227	417,061	433,228	428,881

Interest-bearing deposits	2,492,898	2,477,026	2,486,336	2,488,062	2,473,697

Total deposits	2,894,583	2,901,253	2,903,397	2,921,290	2,902,578

Borrowings	200,856	202,792	313,743	418,388	446,939

Shareholders’ equity	298,909	296,087	298,578	350,934	367,472
Key Ratios (2):
Average equity to average total assets	8.72%	8.64%	8.42%	9.44%	9.60%
Return on average total assets	1.40%	0.51%	0.45%	0.30%	1.50%
Return on average equity	16.09%	5.90%	5.39%	3.20%	15.64%
Return on average tangible equity	18.20%	6.70%	6.12%	3.57%	17.32%
Net interest margin	3.93%	4.11%	4.04%	3.72%	3.83%
Net interest margin (fully tax equivalent)	4.01%	4.20%	4.12%	3.80%	3.92%

(1)	Includes loans held for sale.

(2)	These ratios include earnings from continuing and discontinued operations.
SUMMARY
BRANCH PLAN
The sale of 10 branches and closure of 7 offices was completed in August of 2006. The sale of the 10 offices was completed in three separate transactions. Total net gains on sale were $12,545 or $0.20 per share. Total deposits of $108,629 were assumed and total loans of $101,414 were sold. The estimated proforma financial impact of the branch sales and closures, excluding the gain on sales, remains earnings neutral.
First Financial will continue to concentrate future growth plans and capital investments in larger metropolitan markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and are an important part of its funding plan. First Financial’s historical strength in a number of these markets should enable it to retain market share.
First Financial’s branch strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, Ohio, and Kentucky. In addition to geographic fit, each market must have growth potential and the ability to meet profit targets.

Following the completion of the branch plan, First Financial has 87 offices serving 9 distinct markets with an average branch size of approximately $33,000. The operating model for growth includes market presidents managing distinct markets with the authority to make decisions at the point of client contact.
INFORMATION TECHNOLOGY UPDATE
First Financial has entered into an agreement with Jack Henry & Associates Inc. to license their software applications, which will be used to provide primary core data processing. This in-house solution provides First Financial with a more cost-effective model. The conversion to the Jack Henry system was completed in October of 2006, and should enhance First Financial’s capability to deliver client services in a better, faster, and more efficient manner.
This decision is consistent with the strategic plan and is an integral component of First Financial’s comprehensive review of the use of technology. This review includes analysis of our data and voice telecommunication usage, on-line and ATM services, and other ancillary services. Expected savings as a result of this comprehensive review remain between $3,000 and $4,000 per year and should be fully recognized in 2007. Costs associated with this conversion will include the early termination of some existing contracts. To-date, $2,600 in early termination penalties and other one-time charges have been recorded.
OPERATING RESULTS
Net earnings for the first nine months of 2006 were $20,444 or $0.52 in diluted earnings per share versus $35,099 or $0.81 for the first nine months of 2005. Income from continuing operations for the nine months ended September 30, 2006, was $20,444 or $0.52 in diluted earnings per share versus $27,974 or $0.64 in diluted earnings per share for the same period in 2005. The $7,530 decrease in income from continuing operations was due to several material items: net interest income decreased $6,059; noninterest expense increased $19,213; and provision for loan losses increased $1,444. These decreases were offset by an increase in noninterest income of $17,141. A detailed discussion of these items follows.
Net earnings for the third quarter of 2006 were $12,119 or $0.31 in diluted earnings per share, compared to $14,484 or $0.33 in diluted earnings per share for the third quarter of 2005. Income from continuing operations for the nine months ended September 30, 2006, was $12,119 or $0.31 in diluted earnings per share versus $7,819 or $0.18 in diluted earnings per share for the same period in 2005.
Return on average assets for the third quarter of 2006 was 1.40% compared to 1.50% for the same period in 2005. Return on average shareholders’ equity was 16.09% for the third quarter of 2006, versus 15.64% for the comparable period in 2005. Year-to-date return on average assets was 0.79% for 2006, compared to 1.22% for 2005, while return on equity was 9.18% for 2006 versus 12.71% for 2005.
Third quarter of 2006 noninterest income was $30,429, an increase of $16,420 or 117.21% from the third quarter of 2005. Third quarter of 2006 noninterest income included $12,545 from the gain on the sale of the branches and $2,200 from the gain on the problem loan sale. The third quarter of 2005 included a $1,649 loss associated with the sale of $42,000 in indirect loans. Excluding these items, noninterest income remained flat, increasing $26 or 0.17%, from the third quarter of 2005. First Financial had quarterly increases in service charges on deposit accounts income of $728 which included the positive effects of its new overdraft program. Bankcard interchange income increased $123 due to both increased debit card issuance and usage, while bank-owned life insurance income decreased $155, trust fees decreased $218, and MSR impairment recapture decreased $255.
On a linked-quarter basis (third quarter 2006 compared to second quarter 2006), total noninterest income increased $14,588 or 92.09%. This increase was due to the branch and loan sale gains discussed previously. Excluding these, noninterest income would have decreased $157. This decrease was primarily due to a $354 decrease in bank-owned life insurance, offset by a $241 increase in service charges on deposit accounts related to increases in nonsufficient funds charges.
Year-to-date noninterest income increased $17,141 or 39.06% from the comparable period in 2005. Excluding previously discussed gains in 2006 and loss in 2005, noninterest income would have increased

$747 or 1.64%. This increase is primarily due to increases in service charges on deposit accounts of $2,473 and an increase of $493 in miscellaneous collection fees offset by an $865 decrease in MSR impairment recapture, a $476 loss on investment securities sold, a $343 decrease in bank-owned life insurance income, a $256 decrease in trust fees, and a $246 decrease in investment advisory fees.
Total noninterest expense increased $4,602 or 13.25% for the third quarter of 2006 from the third quarter of 2005. This increase was primarily due to increases of $615 in salaries and benefits, $337 in occupancy expense, $1,282 in data processing expenses, $810 in professional services, $603 in marketing expense, and $1,289 in other noninterest expense, somewhat offset by a decrease in equipment expense of $397. Salaries and benefits increased $615 due to increased severance-related salaries and benefits expense of $503 and an increase in production bonuses of $247. Occupancy expense increased $337 due to increased maintenance costs. The increase in data processing of $1,282 is primarily related to early termination fees of $500 and acceleration of fees of $300 for the conversion of various systems as well as $171 in software license amortization. The increase in professional services of $810 is primarily due to charges associated with the upcoming voice and data telecommunication improvements and with recruiting fees. The $603 increase in marketing expense is primarily associated with the new branding initiative. The increase in other noninterest expense of $1,289 consists of increases in various accounts, including $511 in losses on fixed assets associated with the branch sale and the disposal of personal computers associated with the technology upgrade, approximately $522 in conversion-related travel and supplies, and $181 in credit card and merchant interchange expense that was more than offset by the increase interchange income and merchant discount. The $397 decrease in equipment expense is primarily due to a decrease in equipment expense rent of $108 and service contracts of $156 that are not expected to continue.
On a linked-quarter basis, noninterest expense was $1,362 less than the second quarter. This decrease was due to the offsetting effects of decreases in salaries and benefits of $3,142, decreases in data processing of $335, increases in marketing of $491 primarily due to the branding initiative discussed earlier, and increases in professional services of $606 primarily due to the data and voice telecommunication upgrade discussed previously. Salaries and benefits decreased $3,142 due to decreased severance of $1,905, decreased salaries in period payroll of approximately $185, decreased healthcare of $395, and decreased retirement-related expense of $558. The decrease in data processing of $335 is due to early termination fees paid in the second quarter offset by early termination fees paid in the third quarter.
Year-to-date noninterest expense increased $19,213. Excluding the effects of the $4,295 prepayment penalty recorded in the first quarter of 2006, noninterest expense would have increased $14,918. The increase is due to increases in salaries and benefits of $5,875, occupancy expense of $1,284, data processing of $3,313, professional services of $873, and other noninterest expense of $3,856. Salaries and benefits increased $5,875 due to severance charges of $3,453, retirement-related expense of $1,002, production bonuses of $658, and healthcare of $257. Occupancy expense increased $1,284 due to increased maintenance costs, utilities, and new building rent consistent with First Financial’s growth plans. The $3,313 increase in data processing is primarily due to early termination fees and acceleration of fees discussed previously. The $873 increase in professional services is primarily due to the data and voice telecommunication upgrade discussed previously as well as consulting associated with a branch staffing model. The $3,856 increase in other noninterest expense is due to increases in various accounts, including $799 in travel-related expenses, $706 in state intangible tax, and $589 in credit and collection expense.
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

	2006			2005
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Interest income	$52,324	$50,741	$50,684	$50,717	$50,740
Interest expense	21,501	18,794	18,485	18,778	17,597

Net interest income	30,823	31,947	32,199	31,939	33,143
Tax equivalent adjustment to interest income	586	696	661	723	746

Net interest income (fully tax equivalent)	$31,409	$32,643	$32,860	$32,662	$33,889

Average earning assets	3,109,040	3,117,543	3,235,796	3,405,725	3,429,671

Net interest margin *	3.93%	4.11%	4.04%	3.72%	3.83%
Net interest margin (tax equivalent)	4.01%	4.20%	4.12%	3.80%	3.92%

*	Margins are calculated using net interest income annualized divided by average earning assets
Net interest income for the third quarter of 2006 was $30,823 compared to $33,143 in the third quarter of 2005, a decrease of $2,320 or 7.00%. This decrease is due primarily to a planned reduction in earning assets through loan sales, exit of the indirect line of business, and the strategic decision to sell conforming mortgage loan production in the secondary market; compounded by the increase in deposit costs. Net interest income on a linked-quarter basis decreased $1,124 or 3.52%. Net interest income on a year-to-date basis declined $6,059 or 6.00%, which is primarily due to the continued effects of increased rates on deposits and account migration to higher yielding products.
First Financial’s net interest margin increased to 3.93% in the third quarter of 2006 from 3.83% in the third quarter of 2005. Linked-quarter net interest margin decreased 18 basis points from 4.11% to 3.93% due to the combined effects of the loan mix shift, 3 basis points; commercial loan volume increase, 3 basis points; and other, 2 basis points; offset by the negative effect of the branch sale, 7 basis points; CD portfolio repricing, 12 basis points; and the impact of an increased public fund deposit, 7 basis points. On a year-to-date basis, net interest margin increased 11 basis points from 3.92% in 2005, to 4.03%.
The primary risk to our margin remains unanticipated consumer and competitor behavior in deposit products, specifically the consumer preference for higher-yielding money market accounts rather than more traditional transaction accounts, and the aggressiveness in market pricing for both transaction and certificate of deposit accounts. First Financial is reducing the full year 2006 margin estimate to between 3.95% and 4.00% from a previous estimate of between 4.05% and 4.10%. The reduction is due largely to the effect of a product mix shift in the consumer deposit portfolio.
The Statistical Information that follows is presented on a GAAP basis.

STATISTICAL INFORMATION

	September 30, 2006			June 30, 2006			September 30, 2005
Three months ended	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$158,940	$2,116	5.28%	$122,413	$1,500	4.91%	$20,938	$178	3.37%
Investment securities	370,095	4,724	5.06%	380,532	4,855	5.12%	625,418	6,440	4.09%
Loans (1):
Commercial loans	649,336	13,322	8.14%	626,985	12,357	7.91%	595,166	10,306	6.87%
Real estate - construction	94,135	1,794	7.56%	83,719	1,522	7.29%	96,845	1,631	6.68%
Real estate - commercial	645,967	10,700	6.57%	651,347	10,475	6.45%	623,829	9,603	6.11%
Real estate - retail	701,461	9,788	5.54%	744,034	10,327	5.57%	862,600	11,859	5.45%
Installment	235,492	3,613	6.09%	262,019	3,940	6.03%	370,194	5,638	6.04%
Home equity	229,583	4,707	8.13%	222,878	4,365	7.85%	210,221	3,403	6.42%
Credit card	22,741	656	11.44%	22,017	620	11.30%	21,224	550	10.29%
Lease financing	1,290	19	5.69%	1,599	34	8.51%	3,236	60	7.31%
Loan fees		885			746			1,072

Total loans	2,580,005	45,484	7.07%	2,614,598	44,386	6.81%	2,783,315	44,122	6.36%

Total earning assets	3,109,040	52,324	6.75%	3,117,543	50,741	6.53%	3,429,671	50,740	5.93%

Nonearning Assets
Cash and due from banks	109,896			115,406			124,833
Allowance for loan losses	(30,284)			(40,445)			(42,630)
Premises and equipment	78,798			76,150			71,256
Other assets	158,967			160,185			159,353
Assets related to discontinued operations	0			0			84,912

Total assets	$3,426,417			$3,428,839			$3,827,395

Interest-bearing liabilities
Deposits:
Interest-bearing demand	235,762	2,220	3.73%	180,046	1,279	2.85%	187,458	987	2.09%
Savings deposits	1,025,025	4,491	1.74%	1,062,334	3,862	1.46%	1,031,441	2,075	0.80%
Time deposits	1,232,111	12,465	4.01%	1,234,646	11,413	3.71%	1,254,798	9,717	3.07%

Short-term borrowings	91,631	953	4.13%	89,382	892	4.00%	96,904	520	2.13%
Long-term borrowings	109,225	1,372	4.98%	113,410	1,348	4.77%	350,035	4,298	4.87%

Total interest-bearing liabilities	2,693,754	21,501	3.20%	2,679,818	18,794	2.81%	2,920,636	17,597	2.42%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	401,685			424,227			428,881
Other liabilities	32,069			28,707			32,694
Liabilities related to discontinued operations	0			0			77,712
Shareholders’ equity	298,909			296,087			367,472

Total liabilities and shareholders’ equity	$3,426,417			$3,428,839			$3,827,395

Net interest income		$30,823			$31,947			$33,143

Net interest spread			3.55%			3.72%			3.51%

Contribution of noninterest-bearing sources of funds			0.38%			0.39%			0.32%

Net interest margin (2)			3.93%			4.11%			3.83%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates impacting both interest income and interest expense for both the nine months and quarter ended September 30, 2006, in comparison to 2005. First Financial’s adjustable and variable rate loans repriced upward more quickly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income.

	Nine Months			Three Months
	Ended			Ended
	Sep. 30, 2006	Change Due To:		Sep. 30, 2006	Change Due To:
	Over 2005	Rate	Volume	Over 2005	Rate	Volume
Interest income	$3,769	$18,047	($14,278)	$1,584	$6,980	($5,396)
Interest expense	9,828	14,156	(4,328)	3,904	5,715	(1,811)

Net interest income	($6,059)	$3,891	($9,950)	($2,320)	$1,265	($3,585)

ASSETS
Average loans, net of unearned income, for the third quarter of 2006 decreased $236,555 or 8.50% from the comparable period a year ago. On a linked-quarter basis, average outstanding loan balances decreased $67,488 or 2.58%. On a year-to-date basis, average outstanding loan balances decreased $203,294 or 7.29%. The decrease in the loan portfolio from 2005 was affected by the sale of $42,000 in indirect marine and recreational vehicle loans at the end of the third quarter of 2005, the sale in the fourth quarter of 2005 of approximately $64,000 in retail mortgage loans that no longer fit the risk profile of the company, as well as the sale in the third quarter of 2006 of $38 million in problem loan credits. Furthermore, indirect installment originations ceased in the third quarter of 2005, resulting in approximately $18,000 in quarterly runoff of this portfolio. Since the end of the second quarter of 2005, the indirect loan portfolio has decreased approximately $135,000. Additionally, First Financial has made the strategic decision to sell most of the mortgage loan production into the secondary market instead of keeping the loans in its portfolio. In total, First Financial has sold more than $245,000 in total loans since announcing the Strategic Plan in 2005.
Loan pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, LIBOR, and Treasury based loans represent approximately 68% of the portfolio and 32% are fixed rate.
Securities available for sale were $329,225 at September 30, 2006, compared to $554,673 at December 31, 2005. The combined investment portfolio was 11.23% and 16.47% of total assets at September 30, 2006 and December 31, 2005, respectively. In February of 2006, the company sold $179,000 in investment securities and paid down $184,000 in Federal Home Loan Bank borrowings. Reliance on wholesale borrowings has been greatly reduced as a result of the restructuring and is likely to continue for the next several quarters as the bank continues to use excess liquidity to fund future growth.
DEPOSITS
Average deposit balances for the third quarter decreased $7,995 or 0.28% from the comparable period a year ago. Average deposits decreased $6,670 or 0.23% on a linked-quarter basis. The decreases from prior periods were primarily due to the sale of approximately $108,628 in deposits associated with the branch sales. Excluding the branch sales, average deposits would have increased approximately $39,979 or 1.43% from the second quarter. This increase is primarily due to the increase in a public funds deposit included in the third quarter of 2006.
Year-to-date average deposits decreased 0.08% over the comparable period in 2005. Excluding brokered and public funds time deposits, year-to-date average deposits would have increased 1.21%.
Deposit pricing dependency is distributed as follows on average balances for the quarter: prime, Fed Funds, indexed, and managed rate deposits represent approximately 45% of the portfolio and 55% are fixed.

A summary of the linked-quarter balance sheet excluding the effects of the branch sales follows:

	2Q06		% Change
	Average less	3Q06	over Adjusted
	Branch Sales	Activity	2Q06
Deposits (average balances):
Interest-bearing	$153,607	$67,121	43.70%
Savings	1,041,417	(28,333)	-2.72%
Time	1,190,988	16,535	1.39%

Total interest-bearing deposits	2,386,012	55,323	2.32%
Noninterest-bearing	406,613	(15,344)	-3.77%

Total deposits	$2,792,625	$39,979	1.43%

INCOME TAXES
Income tax expense related to operating income for the first nine months of 2006 was $10,859 versus $12,904 in 2005, with a tax benefit related to securities transactions of $175 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Tax expense related to discontinued operations totaled $0 and $3,824 for the nine months ended September 30, 2006, and 2005, respectively. Tax expense related to operating income totaled $6,911 and $3,250 for the three months ended September 30, 2006 and 2005, respectively, with no tax benefit related to securities transactions for the three months ended September 30, 2006 and $2 of tax expense related to securities transactions for the three months ended September 30, 2005. Tax expense related to discontinued operations totaled $0 and $3,561 for the three months ended September 30, 2006, and 2005, respectively.
First Financial’s overall effective tax rates for the first nine months of 2006 and 2005 were 34.69% and 32.28%, respectively. The effective tax rate for income from continuing operations was 31.57% and for income from discontinued operations was 34.93% for the nine months ended September 30, 2005. First Financial’s overall effective tax rate for the third quarter of 2006 was 36.32 % compared to 31.98 % for the same period in 2005. The effective tax rate for income from continuing operations was 29.36 % and for income from discontinued operations was 34.82 % for the third quarter of 2005. The 2006 increase in the effective rate is primarily due to the third quarter recognition of $1,032 in income tax expense as a result of an Internal Revenue Service audit of two prior year tax returns. The effect of this tax adjustment was approximately $0.03 per share and is not expected to recur.
LOAN SALE
First Financial completed its previously announced sale of 193 problem credits as part of its strategy to reduce overall credit risk in the loan portfolio. The sale involved $38,098 in primarily substandard commercial, commercial real estate, and retail real estate loans that were transferred to loans held for sale at the lower of cost or estimated fair value of $28,349. The loans were purchased by five independent parties for a combined price of $31,162. The gain associated with the problem loan sale previously announced was $2,200 or approximately $0.04 per share resulting from a sale price in excess of the estimated value reported in the second quarter. The ongoing annual impact of the loan sale is estimated to be a reduction of net interest income of $181 due to the reduction of certain earning assets and the redeployment of the nonaccrual loans that were nonearning assets.
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
The provision for loan losses for the third quarter of 2006 was $2,888 compared to $1,351 for the same period in 2005. Net charge-offs were $1,085 for the third quarter of 2006, or $1,736 less than the $2,821 net charge-offs recorded for the third quarter of 2005. Year-to-date net charge-offs were $14,597 in 2006. Year-to-date net charge-offs, excluding the effect of the loan sale write-down recorded in the second quarter of 2006, were $6,241 in 2006, up $645 from $5,596 recorded in 2005. Including the write-down, net charge-offs were up $9,001 for the nine months ended September 30, 2006 from the comparable period in 2005. The percentage of net charge-offs to average loans for the third quarter of 2006 was 0.17% compared to 0.40% for the same period in 2005 and 1.68% for the linked quarter. Excluding the effect of the loan sale write-down, net charge-offs to average loans in the second quarter of 2006 was 0.40%. The percentage of net charge-offs to average loans was 0.75% for year-to-date 2006 compared to 0.27% for the same period in 2005. Excluding the effect of the loan sale write-down, net charge-offs to average loans was 0.32% for year-to-date 2006.
The allowance to ending loans ratio as of September 30, 2006, was 1.27% versus 1.54% for the same quarter a year ago and 1.15% as of June 30, 2006. It is management’s belief that the allowance for loan losses of $31,888 is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios.
IMPAIRED LOANS
At September 30, 2006, and 2005, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $5,305 and $2,957, respectively. The related allowance for loan losses on these impaired loans was $2,997 at September 30, 2006, and $1,330 at September 30, 2005. At September 30, 2006 and 2005, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended September 30, 2006, and 2005, was approximately $7,312 and $3,147. For the nine months and quarter ended September 30, 2006, First Financial recognized interest income on those impaired loans of $161 and $9 compared to $64 and $29 for the same period in 2005. First Financial recognizes income on impaired loans using the cash basis method. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Quarter Ended
	2006			2005
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Balance at beginning of period	$30,085	$40,656	$42,485	$42,036	$43,506
Provision for loan losses	2,888	360	752	3,015	1,351
Loans charged off	(2,157)	(3,655)	(3,265)	(3,318)	(3,333)
Loans held for sale write-down	0	(8,356)	0	0	0
Recoveries	1,072	1,080	684	752	512

Net charge-offs *	(1,085)	(10,931)	(2,581)	(2,566)	(2,821)

Balance at end of period	$31,888	$30,085	$40,656	$42,485	$42,036

Ratios:
Allowance to period end loans, net of unearned income	1.27%	1.15%	1.56%	1.62%	1.54%
Recoveries to charge-offs *	49.70%	8.99%	20.95%	22.66%	15.36%
Allowance as a multiple of net charge-offs *	29.39	2.75	15.75	16.56	14.90

*	Excluding the loans held for sale write-down, net charge-offs in the second quarter of 2006 were $2,575, the recoveries to charge-offs ratio was 29.55%, and the allowance as a multiple of net charge-offs ratio was 11.68.

NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $6,803 to $22,942 at the end of the third quarter of 2006 from $29,745 at the end of the third quarter of 2005. The decrease in underperforming assets is due to a decrease in nonaccrual loans of $5,871 primarily attributable to the impact of the loan sale. A large percentage of the underperforming loans are secured by real estate. On a linked-quarter basis, total underperforming assets decreased $6,956 of which nonaccrual loans decreased $5,272 primarily attributable to the impact of the loan sale. Excluding loans held for sale, total underperforming assets on a linked-quarter basis increased $7,095. The increase in underperforming assets on a linked-quarter basis is due to an increase in nonaccrual loans of $6,490 primarily attributable to eight commercial and commercial real estate loan client relationships totaling $4,061. First Financial is actively focused on the nonaccrual loans remaining in the portfolio subsequent to the loan sale. Despite the increase in the nonaccrual loans on a linked quarter basis, First Financial does not believe that this is indicative of an overall degradation in the credit quality of the portfolio. These credits have been appropriately considered in establishing the allowance for loan losses at September 30, 2006.
Nonperforming assets to ending loans decreased to 0.88% as of September 30, 2006, from 1.02% as of the end of the third quarter of 2005 and decreased from 1.10% on the linked-quarter. Excluding loans held for sale, the nonperforming assets to ending loans ratio as of June 30, 2006, was 0.58%.
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
The table that follows shows the categories that are included in nonperforming and underperforming assets as of September 30, 2006.

	Quarter Ended
	2006				2005
	Sep. 30	Jun. 30		Mar. 31	Dec. 31	Sep. 30
			Excluding
			loans held
			for sale
Nonaccrual loans	$18,692	$23,964	$12,202	$26,838	$24,961	$24,563
Restructured loans	603	2,331	610	3,293	3,408	808
Other real estate owned	2,859	2,277	2,277	2,675	3,162	2,595

Total nonperforming assets	22,154	28,572	15,089	32,806	31,531	27,966
Accruing loans past due 90 days or more	788	1,326	758	1,104	1,359	1,779

Total underperforming assets	$22,942	$29,898	$15,847	$33,910	$32,890	$29,745

Allowance for loan losses to total underperforming assets	138.99%	100.63%	189.85%	119.89%	129.17%	141.32%

Nonperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.88%	1.10%	0.58%	1.25%	1.20%	1.02%

Underperforming assets as a percentage of loans, net of unearned income plus other real estate owned	0.91%	1.15%	0.61%	1.30%	1.25%	1.09%

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
Liquidity is derived primarily from deposit growth, maturing loans, the maturity of investment securities, access to other funding sources and markets, and a strong capital position. Total year-to-date average deposits are down $2,182 from the prior year. Average deposits on a linked quarter basis decreased $6,670. Short-term borrowings increased $18,505 from year-end, and long-term borrowings decreased $218,458.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. At September 30, 2006, securities maturing in one year or less amounted to $13,699, representing 3.69% of the total of the investment securities portfolio. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Total asset-funded sources of liquidity at September 30, 2006, amounted to $690,594, representing 20.88% of total assets. Sources of long-term asset funded liquidity are derived from the maturity of investment securities and maturing loans in excess of one year.
At September 30, 2006, First Financial had classified $329,225 in investment securities available-for-sale. Management examines First Financial’s liquidity needs in establishing this classification in accordance with the FASB Statement No. 115 on accounting for certain investments in debt and equity securities.
Liquidity may be used to fund capital expenditures. Capital expenditures were $12,534 for the first nine months of 2006. In addition, remodeling is a planned and ongoing process given the 87 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of September 30, 2006, were approximately $3,422. Management believes that First Financial has sufficient liquidity to fund its current commitments.
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
The primary sources of liquidity for First Financial Bancorp are dividends from and returns on investments in its subsidiaries. The bank subsidiary is subject to dividend limits under the rules established by the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of September 30, 2006, the subsidiary bank was able to pay $2,953 in dividends to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $60,000 short-term revolving credit facility with two unaffiliated banks. As of September 30, 2006, there was $39,000 outstanding under this credit facility. The current facility matured and was renewed during the third quarter of 2006. The credit agreement also requires First Financial to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all material covenants as of September 30, 2006.

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
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2006, that First Financial met all capital adequacy requirements to which it was subject. At September 30, 2006, and December 31, 2005, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table illustrates the actual and required capital amounts and ratios as of September 30, 2006 and the year ended December 31, 2005.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
Total capital to risk-weighted assets
Consolidated	$332,302	13.14%	$202,248	8.00%	N/A	10.00%
First Financial Bank	323,807	13.09%	199,150	8.00%	$248,938	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	300,551	11.89%	101,124	4.00%	N/A	6.00%
First Financial Bank	287,298	11.54%	99,575	4.00%	149,363	6.00%

Tier 1 capital to average assets
Consolidated	300,551	8.85%	135,857	4.00%	N/A	5.00%
First Financial Bank	287,298	8.57%	134,097	4.00%	167,622	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk-weighted assets
Consolidated	$332,458	12.75%	$208,653	8.00%	N/A	10.00%
First Financial Bank	337,657	13.15%	205,493	8.00%	$256,866	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	299,680	11.49%	104,327	4.00%	N/A	6.00%
First Financial Bank	297,944	11.60%	102,746	4.00%	154,120	6.00%

Tier 1 capital to average assets
Consolidated	299,680	7.93%	151,229	4.00%	N/A	5.00%
First Financial Bank	297,944	8.16%	145,986	4.00%	182,483	5.00%

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
Allowance for Loan Losses—The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2006, ultimate losses may vary from estimates.
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
ACCOUNTING AND REGULATORY MATTERS
First Financial adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006, using the modified-prospective transition method. Prior to January 1, 2006, First Financial accounted for its stock options under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued To Employees” and related Interpretations, and applied the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” First Financial determined the fair value of stock options in the current year using the Black-Scholes valuation model, consistent with the valuation method utilized in prior years under the disclosure-only provisions of SFAS No. 123. Share-based compensation expense for stock options and restricted stock awards included in salaries and employee benefits expense for the first nine months of 2006 was $1,306 and for the third quarter of 2006 was $531. Total unrecognized compensation cost related to nonvested share-based compensation was $4,969 at September 30, 2006 and is expected to be recognized over a weighted average period of 2.6 years.
In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140.” SFAS No. 156 amends SFAS No. 140 with respect to separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. First Financial is evaluating the effect the implementation of SFAS No. 156 will have on its consolidated financial statements.

In June of 2006, the FASB issued Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. First Financial is evaluating the effect the implementation of FIN 48 will have on its consolidated financial statements.
In July of 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. At September 30, 2006, First Financial owned $82,915 of bank owned life insurance. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of First Financial and its subsidiaries. EITF Issue No. 06-4 will be effective for fiscal years beginning after December 15, 2007. Also in July of 2006, the EITF issued a draft abstract for EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF reached a consensus for EITF Issue No. 06-5, which includes various considerations regarding what should be included in the determination of the amount that could be realized under the insurance contracts. EITF Issue No. 06-5 will be effective for fiscal years beginning after December 15, 2006. First Financial is evaluating the effect the implementations of both EITF Issue No. 06-4 and No. 06-5 will have on its consolidated financial statements.
In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS No. 87, 88, 106, and 132R. SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. First Financial is evaluating the effect the implementation of SFAS No. 158 will have on its consolidated financial statements.

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
Presented below is First Financial’s interest rate risk position as of September 30, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2006	(6.98%)	(2.40%)	1.61%	2.58%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on results from an external core deposit study.
Additional scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a neutral rate risk position of a negative 0.15% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows on earnings and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on results from an external core deposit study. Presented below is First Financial’s economic value of equity position as of September 30, 2006 assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2006	(22.26%)	(8.33%)	5.66%	8.38%
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the third quarter of 2006.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through July 31, 2006	1,939	$15.14	0	7,373,105
August 1 through August 31, 2006	76,000	15.49	76,000	7,297,105
September 1 through September 30, 2006	76,000	15.69	76,000	7,221,105

Total	153,939	$15.58	152,000	7,221,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
July 1 through July 31, 2006	0	$0.00
August 1 through August 31, 2006	0	0.00
September 1 through September 30, 2006	0	0.00

Total	0	$0.00

Director Fee Stock Plan
July 1 through July 31, 2006	1,939	$15.14
August 1 through August 31, 2006	0	0.00
September 1 through September 30, 2006	0	0.00

Total	1,939	$15.14

Stock Option Plans
July 1 through July 31, 2006	0	$0.00
August 1 through August 31, 2006	0	0.00
September 1 through September 30, 2006	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.4	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.6	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3, No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.10	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.11	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.12	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.13	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.17	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.19	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.20	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.21	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.22	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between Rex A. Hockemeyer and First Financial

Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.
10.24	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.25	Severance Agreement and Release between Mark Immelt and First Financial Bancorp. dated June 30, 2006, incorporate herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.26	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporate herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.27	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall J. Franklin Hall	/s/ Elizabeth E. Fontaine Elizabeth E. Fontaine
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)

Date 10/31/06	Date 10/31/06