Form 10-K
period 2006-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2007-02-27
CIK 708955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Registrant’s telephone number, including area code: (513) 979-5782
Securities registered pursuant to Section 12(b) of the Act:
Common Shares, no par value
Name of exchange on which registered:
The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☑  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2006, was $565,330,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 20, 2007, there were issued and outstanding 39,103,811 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2007 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I
Item 1. Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial), was formed in 1982. First Financial is a bank holding company headquartered in Hamilton, Ohio.
First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (First Financial Bank), a national banking association. First Financial Capital Advisors LLC (FFCA) is First Financial’s registered investment advisory company and serves as investment advisor to The Legacy Funds Group, First Financial’s proprietary mutual funds introduced in May 2002, and assists First Financial with the investment management of trust assets. Two other subsidiaries of First Financial are First Financial (OH) Statutory Trust I (Statutory Trust I) and First Financial (OH) Statutory Trust II (Statutory Trust II) which were established to facilitate raising Tier I capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities. These two subsidiaries were deconsolidated effective January 1, 2004, in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” First Financial provides management and similar services for its subsidiary financial institution. Since it does not itself conduct any operating businesses, First Financial must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of common stock. For further information see Note 4 of the Notes to Consolidated Financial Statements appearing on page 43 of First Financial’s Annual Report to Shareholders, which is incorporated by reference in response to this item. First Financial’s oldest subsidiary was founded in 1883.
The range of banking services provided by First Financial to its customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing deposit accounts, including time deposits, and cash management services for commercial customers. A full range of trust and asset management services is provided by First Financial’s Wealth Resource Group.
First Financial makes a variety of loans to individuals and businesses. Loan interest and fees make up the majority of First Financial’s revenue, approximately 63% in 2006. The principal types of lending in which First Financial engages are commercial, real estate, and consumer. Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and investor income producing real estate, such as apartments, shopping centers, office buildings). The majority of residential real estate loans made by First Financial Bank conforms to secondary market underwriting standards. These credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower. The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans.
Commercial real estate loans are also secured by a mortgage lien on the real property. The credit underwriting for both owner-occupied and investor income producing real estate loans involves detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analysis. Risk of loss is managed by adherence to a standard loan policy that establishes certain levels of performance prior to the extension of a loan to the borrower. Diversification in market areas within First Financial’s service area, as well as a diversification by industry, are other means by which the risk of loss is managed by First Financial.
Commercial loans are made to all types of businesses, from the local retail outlet for its seasonal sales needs, to the manufacturing company for new equipment financing. First Financial works with rapidly growing businesses to meet their working capital needs while at the same time providing long-term financing for their acquisition and expansion plans. First Financial also works closely with agricultural customers to provide financing for new farm implements, livestock, and crop production. Credit risk is managed by a standard loan policy, established authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.
Consumer loans are primarily loans made to individuals. Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans to individuals. Risk elements in the consumer loan portfolio are primarily focused on the borrowers cash flow and credit history, key indicators of the ability to repay. Some security is provided through liens on automobile titles and second mortgage liens, where applicable. Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers. Both factors help provide diversification of the portfolio. Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.
Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.
In 2005, First Financial began evaluating its performance based on two activities: banking and wealth management. First Financial has minimal foreign currency transactions or exposure to foreign currencies. Information regarding statistical disclosure required by Industry Guide 3 is included in First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.
At December 31, 2006, First Financial and its subsidiaries employed 1,283 employees.
First Financial’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and the telephone number is (513) 979-5782. First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.ffbc-oh.com or www.bankatfirst.com under the “Investor Relations” link, under “SEC Filings.” Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The following table lists each of First Financial’s subsidiaries, their date established, the number of banking centers that each subsidiary has, their total assets, and the number of automated teller machines (ATMs) owned by each subsidiary:

		Assets
	Date	12/31/06	Number of	Number of
Subsidiary/Location	Established	($ in 000)	Banking centers	ATMs
First Financial/ Hamilton, Ohio	04/26/83	$3,262,897	88	104
FFCA/ Hamilton, Ohio	05/13/02	287	N/A	N/A
Statutory Trust I/ Hamilton, Ohio	09/25/02	10,376	N/A	N/A
Statutory Trust II/ Hamilton, Ohio	07/15/03	20,766	N/A	N/A
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

Furthermore, in March of 2005, First Financial adopted a new Strategic Plan, which provided for a new organizational structure for First Financial, whereby its remaining subsidiary banks would be merged into a single bank charter: First Financial Bank. On August 19, 2005, that consolidation was completed.
During 2005, First Financial also organized its trust, investment, brokerage, and private banking into the Wealth Resource Group. This included First Financial’s family of proprietary mutual funds, The Legacy Funds Group, introduced in May of 2002. Management changed the name of its insurance business from Flagstone Insurance and Financial Services to First Financial Insurance. Non-client support functions were aligned to support the combined company.
On September 16, 2005, First Financial completed both the sale of substantially all of the assets of its wholly-owned subsidiary, Fidelity Federal Savings Bank and the consolidation of its operations center.
First Financial still believes in the philosophy of community banking. First Financial’s goal in this process was to achieve efficiencies of size and standardization, while maintaining each division’s customer relationships.
Market and Competitive Information
First Financial, through its regionalization efforts and Strategic Plan, has focused its subsidiary bank around nine distinct markets. First Financial serves a combination of metropolitan and non-metropolitan markets in Indiana, Ohio, and Kentucky through its full-service banking centers. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach. First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life.
The company’s nine distinct markets support many different types of activities, such as manufacturing, agriculture, education, healthcare, and service-based companies. Within these markets, growth is projected to continue in key demographic groups and population. First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments. The Midwest markets that First Financial serves experienced a slowing and more uncertain economy from 2002 through 2003, as indicated by such items as increased unemployment rates and personal bankruptcy growth rates in Ohio and Indiana. However, 2004 and 2005 showed signs of economic recovery, which stabilized throughout 2006. First Financial expects continuing stable to improving trends, although moderate fluctuations could occur.
First Financial, as a mid-sized regional bank holding company, believes that it is well positioned to compete in these markets. Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a local decision making network of local management. First Financial believes that it is better positioned to compete for business than other smaller banks that may have size or geographic limitations. First Financial’s strategy is to differentiate itself by providing superior customer service and delivering innovative products in its markets. First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of its subsidiary bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.

First Financial faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by First Financial. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from other financial services entities will continue.
Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Comptroller of the Currency. All depository institutions and its deposits are insured up to the legal limits by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation and is subject to the provisions of the Federal Deposit Insurance Act.
As a bank holding company, First Financial is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act). The Act requires bank holding companies to register under the Act and to be subject to supervision and examination by the Federal Reserve Board. First Financial is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act. The Act requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, bank holding companies may acquire thrift institutions subject to approval by the Federal Reserve Board and the Office of Thrift Supervision. As a bank holding company located in the State of Ohio, First Financial is not permitted to acquire a bank located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Indiana, Michigan, and Kentucky. The Act further provides that the Federal Reserve Board shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
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
The Act was amended by the Gramm-Leach-Bliley Act of 1999 (GLBA), which was enacted on November 12, 1999. The GLBA also repealed portions of the Glass-Steagall Act, a piece of depression-era legislation intended to separate banking and commerce. Under the GLBA, bank holding companies that satisfy certain requirements may elect to become financial holding companies. The GLBA allows financial holding companies to engage in certain activities that are “financial in nature” and that are not permitted for bank holding companies. First Financial’s current strategic plans do not include utilizing theses expanded activities and as a result it has not elected to become a financial holding company.
The earnings of banks, and, therefore, the earnings of First Financial (and its subsidiaries), are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits.
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
Item 1A. Risk Factors.
Investments in First Financial common shares involve risk. The market price of First Financial common shares may fluctuate significantly in response to a number of factors, including:
•	management’s ability to effectively execute its business plan;

•	the strength of the local economies in which operations are conducted;

•	the effects of and changes in policies and laws of regulatory agencies;

•	inflation, interest rates, market and monetary fluctuations;

•	acts of terrorism and any governmental response to such acts;

•	technological changes;

•	mergers and acquisitions;

•	the ability to increase market share and control expenses;

•	the effect of changes in accounting policies and practices that may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	the success of First Financial at managing the risks involved in the foregoing.

If management of First Financial is not able to effectively execute its business plan, First Financial’s stock price may decline. Management has set an aggressive business plan and restructuring of the corporation in an effort to cause the corporation to improve its efficiency and earnings. If the plan is not implemented successfully, First Financial may not perform relative to its peers and securities analysts’ may change their estimates of the company’s financial performance, potentially decreasing the company’s stock price.
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
Additional factors, risks, and uncertainties could have a negative effect on the financial performance of First Financial. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The registrant and its subsidiaries operate from 88 banking centers: 52 banking centers are located in Ohio, including First Financial’s executive office in Hamilton, Ohio; 32 banking centers are located in Indiana; and 4 banking centers are located in Kentucky.
Item 3. Legal Proceedings.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings, and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to the shareholders during the fourth quarter of 2006.
Additional Item — Executive Officers.
Shown in the table below are the executive officers of First Financial Bancorp as of December 31, 2006. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	46	President & Chief Executive Officer

C. Douglas Lefferson	42	Executive Vice President & Chief Operating Officer

Samuel J. Munafo	56	Executive Vice President, Banking

Richard Barbercheck	48	Senior Vice President, Chief Credit Officer

Gregory A. Gehlman	45	Senior Vice President, General Counsel, & Chief Risk Officer

J. Franklin Hall	38	Senior Vice President & Chief Financial Officer

Jill L. Wyman	45	Senior Vice President, Sales & Marketing

Anthony M. Stollings	52	Senior Vice President, Chief Accounting Officer, and Controller
The following is a brief description of the business experience over the past five years of the individuals named above.
Claude E. Davis joined First Financial as president, chief executive officer, and a member of the board of directors on October 1, 2004. Beginning August 23, 2005, Mr. Davis became the president, CEO, and chairman of the board of First Financial Bank. At the time he joined First Financial, Mr. Davis was senior vice president at Irwin Financial Corporation and chairman of Irwin Union Bank and Trust (the company’s lead bank), positions he had held since May 2003. Prior to that, Mr. Davis served as president of Irwin Union Bank and Trust for seven years. Mr. Davis originally joined Irwin Financial Corporation and Irwin Union Bank and Trust in 1987 as vice president and controller.
C. Douglas Lefferson became executive vice president and chief operating officer of First Financial effective April 1, 2005. Prior to that, he had been executive vice president and chief financial officer, since December 13, 2004, after having served as its senior vice president and chief financial officer since January 11, 2002. He has spent his entire banking career in various positions within First Financial and First Financial Bank.
Sam Munafo became executive vice president with responsibility for all banking markets in January of 2006. In March of 2005, Mr. Munafo became president of First Financial Bank. From 2001 until March of 2005, he had served as president and chief executive officer of Community First Bank &

Trust. From 1998 to 2001, Mr. Munafo served as president and chief executive officer of Indiana Lawrence Bank. He has spent his entire banking career with various First Financial companies.
Richard Barbercheck transferred to the position of senior vice president and chief credit officer in June of 2006. He joined First Financial in November of 2005 as senior vice president and chief risk officer. Before joining First Financial, he was with Irwin Financial Corporation in Columbus, Indiana, where he most recently had managed their credit risk evaluation group. He has a total of 25 years of banking experience, including bank management, commercial lending and credit administration. He previously served as president of a small bank in Indiana from 1993 until 1998.
Gregory A. Gehlmann joined First Financial in June of 2005 as senior vice president and general counsel. In July of 2006, he assumed the additional responsibility of chief risk officer. Prior to joining First Financial, Mr. Gehlmann practiced law for 16 years in Washington, D.C. From March 2000 to June 2005, he served as partner/counsel at Manatt, Phelps & Phillips, LLP, Washington, D.C. where he served as counsel to public and private companies, as well as investors, underwriters, directors, officers, and principals regarding corporate securities, banking, and general business and transactional matters.
J. Franklin Hall became senior vice president and chief financial officer of First Financial effective April 1, 2005. Prior to that, he had served as first vice president, controller, and director of finance for First Financial since December 13, 2004. He served as its vice president and controller since January 11, 2002. Mr. Hall joined First Financial in June of 1999 as a financial officer, advanced to assistant vice president in 2000 and became vice president on June 1, 2001. Prior to joining First Financial, Mr. Hall was a senior financial analyst at Firstar Bank, N.A. (now known as US Bancorp) in Cincinnati, Ohio.
Jill Wyman became First Financial’s senior vice president and director of sales in October of 2005. She joined the company in 2003 as vice president and sales director. Prior to joining First Financial, she spent 19 years with the Lazarus division of Federated Department Stores in suburban Cincinnati progressing through the sales-management ranks. In 2003, she was the store manager of a Macy’s store in suburban Cincinnati. Prior to that, she was a retail merchandise manager for Lazarus.
Anthony M. Stollings joined First Financial in December of 2006 as a senior vice president, chief accounting officer, and controller. Prior to joining First Financial, Mr. Stollings was most recently the chief financial officer of Midwest Financial Holdings, Inc. He previously spent 13 years with Provident Financial Group, Inc., a commercial banking and financial services company in Cincinnati, Ohio, where he was most recently the chief accounting officer and controller from 2002 to 2004 and senior vice president and controller from 1998 to 2002.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	First Financial had 3,752 shareholders of record of its outstanding common shares as of February 20, 2007. First Financial’s common stock is listed on The Nasdaq Stock Market®. The information contained on page 60 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference in response to this item.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b) (1)	(c) (1)

Equity compensation plans approved by security holders	1,895,699	$17.07	4,768,448

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The securities included in this column are available for issuance under First Financial’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in column (c) 418,931 are available for future issuance under the Director Plan and 4,349,517 are available under the Incentive Plan.
The stock performance graph contained in “Financial Performance” on inside of the back cover of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference in response to this item.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2006.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be Purchased
Period	Purchased (1)	Per Share(1)	Announced Plans (2)	Under the Plans
October 1 through October 31, 2006	90,077	$16.52	88,000	7,133,105
November 1 through November 30, 2006	84,254	$16.62	84,000	7,049,105
December 1 through December 31, 2006	80,000	$16.77	80,000	6,969,105

Total	254,331	$16.63	252,000	6,969,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
October 1 through October 31, 2006	0	$0.00
November 1 through November 30, 2006	0	0.00
December 1 through December 31, 2006	0	0.00

Total	0	$0.00

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
Director Fee Stock Plan
October 1 through October 31, 2006	2,077	$16.25
November 1 through November 30, 2006	0	0.00
December 1 through December 31, 2006	0	0.00

Total	2,077	$16.25

Stock Option Plans
October 1 through October 31, 2006	0	$0.00
November 1 through November 30, 2006	254	16.77
December 1 through December 31, 2006	0	0.00

Total	254	$16.77

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None
Item 6. Selected Financial Data.
The information contained in Table 1 on page 22 of the Management’s Discussion and Analysis section of First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference in response to this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in the Management’s Discussion and Analysis section, (pages 19 through 60) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference in response to this item.

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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information contained on page 32 of the Management’s Discussion and Analysis section of First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference in response to this item.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements and reports of independent registered public accounting firm included on pages 35 through 59 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, are incorporated herein by reference.
The Quarterly Financial and Common Stock Data on page 60 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

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
Changes in Internal Controls
First Financial maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition. In October of 2006, First Financial converted from an outsourced data processing provider to an in-house data processing environment. This conversion was consistent with First Financial’s organizational consolidation and technology upgrade. The core system is used to process and accumulate data ultimately utilized for financial reporting purposes. First Financial believes that this system conversion represents a material change to First Financial’s internal control over financial reporting. There were no other changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
First Financial’s management is responsible for establishing and maintaining adequate internal control over financial reporting. First Financial’s internal control over financial reporting is a process designed under the supervision of First Financial’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. As of December 31, 2006, First Financial’s management, including the chief executive officer and the chief financial officer, evaluated the effectiveness of First Financial’s internal controls over financial reporting, using as its framework for that evaluation the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon that evaluation, management believes that First Financial’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of First Financial’s internal control over financial reporting as of December 31, 2006. The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of First Financial’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Claude E. Davis	/s/ J. Franklin Hall

Claude E. Davis	J. Franklin Hall
President & CEO	Senior Vice President & CFO
February 27, 2007	February 27, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report on Effectiveness of Internal Control Over Financial Reporting
The Board of Directors and Shareholders of First Financial Bancorp
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Financial Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that First Financial Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Financial Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007
Item 9B. Other Information.
In January of 2007, the First Financial Bancorp compensation committee extended the Severance Pay Plan to December 31, 2007. A copy of the plan is included herein as Exhibit 10.28.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of First Financial’s Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 1, 2007, and which is expected to be filed with the SEC on or about March 24, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s 2007 Proxy Statement), is incorporated herein by reference in response to this item.
Reference is also made to “Additional Item — Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.
First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to First Financial’s directors, officers and employees, including its chief executive officer. The Code is available through First Financial’s website, www.ffbc-oh.com or www.bankatfirst.com under the “Investor Relations” link, under “Corporate Governance.”
Item 11. Executive Compensation.
The information appearing under “Meetings of the Board of Directors and Committees of the Board,” “Executive Compensation,” and “Compensation Committee Report” First Financial’s 2007 Proxy Statement is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” of First Financial’s 2007 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information appearing in Note 18 of the Notes to Consolidated Financial Statements included on page 55 of First Financial’s Annual Report to Shareholders is incorporated herein by reference in response to this item. Reference is also made to information appearing under “Transactions with Related Parties” of First Financial’s 2007 Proxy Statement in response to this item.
Item 14. Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm, Fees, and Engagement” of First Financial’s 2007 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page*
(a) Documents filed as a part of the Report:

Reports of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 31, 2006 and 2005	37

Consolidated Statements of Earnings for year ended December 31, 2006, 2005, and 2004	38

Consolidated Statements of Cash Flows for year ended December 31, 2006, 2005, and 2004	39

Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2006, 2005, and 2004	40

Notes to Consolidated Financial Statements	41

(2) Financial Statement Schedules:

Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*	The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 which are incorporated herein by reference.

(3)	Exhibits:

Exhibit Number
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.4	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

Exhibit Number
10.5	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.6	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2005, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 000-12379.

10.10	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.11	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.12	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.13	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

Exhibit Number
10.17	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 9, 2005. File No. 000-12379.

10.19	Form of Stock Option Agreement for Incentive Stock Options and incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.20	Form of Stock Option Agreement for Non-Qualified Stock Options and incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.21	Form of Stock Option Agreement for Restricted Stock Awards and incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.22	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between Rex. A. Hockemeyer and First Financial Bancorp. dated January 28,2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.24	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.25	Severance Agreement and Release between Mark Immelt and First Financial Bancorp. dated June 30, 2006, incorporate herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.26	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporate herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.27	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.28	First Financial Bancorp. Severance Pay Plan as approved January 1, 2007.

Exhibit Number
13	Registrant’s annual report to shareholders for the year ended December 31, 2006.

14	First Financial Bancorp. Code of Business Conduct and Ethics.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis

Claude E. Davis, Director
President & Chief Executive Officer

Date	2/27/07
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis	/s/ J. Franklin Hall

Claude E. Davis, Director	J. Franklin Hall, Senior Vice
President & Chief Executive Officer	President & Chief Financial Officer

Date 2/27/07	Date 2/27/07

/s/ Bruce E. Leep	/s/ Anthony M. Stollings

Bruce E. Leep, Director	Anthony M. Stollings, Senior Vice President,
Chairman of the Board	Chief Accounting Officer, & Controller

Date 2/27/07	Date 2/27/07

/s/ Donald M. Cisle	/s/ Richard E. Olszewski

Donald M. Cisle, Director	Richard E. Olszewski, Director

Date 2/27/07	Date 2/27/07

/s/ Corinne R. Finnerty	/s/ Barry S. Porter

Corinne R. Finnerty, Director	Barry S. Porter, Director

Date 2/27/07	Date 2/27/07

SIGNATURES (CONT’D)

/s/ William J. Kramer	/s/ Steven C. Posey

William J. Kramer, Director	Steven C. Posey, Director

Date 2/27/07	Date 2/27/07

/s/ Murph Knapke	/s/ Susan L. Knust

Murph Knapke, Director	Susan L. Knust, Director

Date 2/27/07	Date 2/27/07

/s/ J. Wickliffe Ach
J. Wickliffe Ach, Director

Date 2/27/07