Form 10-Q
period 2007-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2007-05-01
CIK 708955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007

Common stock, No par value	38,921,543

FIRST FINANCIAL BANCORP.

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$87,969	$119,407

Federal funds sold	159,200	102,000
Investment securities held-to-maturity	7,769	7,995
(market value $7,925 at March 31, 2007 and $8,154 at December 31, 2006)
Investment securities available-for-sale, at market value	325,755	324,259
(cost $326,243 at March 31, 2007 and $324,922 at December 31, 2006)
Other investments	33,969	33,969
Loans:
Commercial	709,341	673,445
Real estate — construction	107,867	101,688
Real estate — commercial	647,126	623,603
Real estate — retail	604,213	628,579
Installment	180,116	198,881
Home equity	228,660	228,128
Credit card	23,678	24,587
Lease financing	732	923

Total loans	2,501,733	2,479,834
Less:
Allowance for loan and lease losses	27,407	27,386

Net loans	2,474,326	2,452,448
Loans held for sale	0	8,824
Premises and equipment, net	79,553	79,609
Goodwill	28,261	28,261
Other intangibles	1,195	5,842
Accrued interest and other assets	129,991	138,985

TOTAL ASSETS	$3,327,988	$3,301,599

LIABILITIES
Deposits:
Interest-bearing	$627,996	$667,305
Savings	564,340	526,663
Time	1,218,823	1,179,852

Total interest-bearing deposits	2,411,159	2,373,820
Noninterest-bearing	420,521	424,138

Total deposits	2,831,680	2,797,958
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	39,998	57,201
Other	52,246	39,500

Total short-term borrowings	92,244	96,701
Federal Home Loan Bank long-term debt	60,298	63,762
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	28,481	26,769

TOTAL LIABILITIES	3,043,633	3,016,120

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2007 and 2006	393,091	392,736
Retained earnings	73,505	71,320
Accumulated comprehensive income	(13,121)	(13,375)
Treasury Stock, at cost 9,556,771 shares in 2007 and 9,313,207 shares in 2006	(169,120)	(165,202)

TOTAL SHAREHOLDERS’ EQUITY	284,355	285,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,327,988	$3,301,599

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Interest income
Loans, including fees	$45,064	$42,857
Investment securities
Taxable	3,891	5,141
Tax-exempt	909	1,104

Total investment securities interest	4,800	6,245
Federal funds sold	1,756	1,582

Total interest income	51,620	50,684
Interest expense
Deposits	19,009	14,933
Short-term borrowings	996	896
Long-term borrowings	559	2,058
Subordinated debentures and capital securities	653	598

Total interest expense	21,217	18,485

Net interest income	30,403	32,199
Provision for loan losses	1,356	752

Net interest income after provision for loan losses	29,047	31,447

Noninterest income
Service charges on deposit accounts	4,744	5,089
Trust and wealth management fees	4,160	4,189
Bankcard income	1,240	1,123
Net gains from sales of loans	162	245
Gain on sale of mortgage servicing rights	1,061	0
Losses on sales of investment securities	0	(476)
Other	3,377	2,801

Total noninterest income	14,744	12,971

Noninterest expenses
Salaries and employee benefits	18,961	20,217
Net occupancy	2,807	2,839
Furniture and equipment	1,627	1,480
Data processing	845	1,944
Marketing	869	683
Communication	865	667
Professional services	1,006	1,590
Amortization of intangibles	199	217
Debt extinguishment	0	4,295
Other	4,031	4,945

Total noninterest expenses	31,210	38,877

Earnings before income taxes	12,581	5,541
Income tax expense	4,146	1,574

Net earnings	$8,435	$3,967

Earnings per share — basic	$0.22	$0.10

Earnings per share — diluted	$0.22	$0.10

Cash dividends declared per share	$0.16	$0.16

Average basic shares outstanding	39,121,105	39,560,109

Average diluted shares outstanding	39,135,637	39,612,496

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2007	2006
Operating activities
Net earnings	$8,435	$3,967
Adjustments to reconcile net cash provided by operating activities
Provision for loan losses	1,356	752
Provision for depreciation and amortization	2,168	1,975
Stock-based compensation expense	436	319
Pension expense	699	1,497
Net amortization of premiums and accretion of discounts on investment securities	33	(272)
Losses on sales of investment securities	0	476
Originations of loans held for sale	(28,405)	(18,559)
Net gains from sales of loans held for sale	(162)	(245)
Proceeds from sales of loans held for sale	37,339	18,622
Deferred income taxes	0	(175)
(Increase) decrease in interest receivable	(1,283)	1,418
Decrease (increase) in cash surrender value of life insurance	87	(852)
Increase in prepaid expenses	(1,238)	(1,040)
Increase (decrease) in accrued expenses	1,230	(708)
Increase (decrease) in interest payable	331	(60)
Contribution to pension plan	0	(1,406)
Other	15,259	1,773

Net cash provided by operating activities	36,285	7,482

Investing activities
Proceeds from sales of securities available-for-sale	0	184,902
Proceeds from calls, paydowns and maturities of securities available-for-sale	15,032	32,331
Purchases of securities available-for-sale	(16,386)	(2,348)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	226	2,323
Net increase in federal funds sold	(57,200)	(34,500)
Net (increase) decrease in loans and leases	(24,770)	11,347
Recoveries from loans and leases previously charged off	818	684
Proceeds from disposal of other real estate owned	380	804
Purchases of premises and equipment	(1,528)	(2,500)

Net cash (used in) provided by investing activities	(83,428)	193,043

Financing activities
Net increase in total deposits	33,722	24,965
Net decrease in short-term borrowings	(4,457)	(18,630)
Payments on long-term borrowings	(3,464)	(203,173)
Cash dividends	(6,250)	(6,338)
Purchase of common stock	(3,930)	0
Proceeds from exercise of stock options	80	236
Excess tax benefit on share-based compensation	4	49

Net cash provided by (used in) financing activities	15,705	(202,891)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(31,438)	(2,366)
Cash and cash equivalents at beginning of period	119,407	163,281

Cash and cash equivalents at end of period	$87,969	$160,915

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2007	2006
Supplemental disclosures
Interest paid	$20,887	$18,545

Income taxes paid	$0	$0

Recognition of deferred tax (liabilities) assets attributable to SFAS No. 115	$(64)	$670

Acquisition of other real estate owned through foreclosure	$718	$316

Issuance of restricted stock awards	$64	$35

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2007	2006
Balances at January 1	$285,479	$299,881
Net earnings	8,435	3,967
Other comprehensive income, net of taxes:
Changes in unrealized losses on securities, available for sale	111	(1,134)
Changes in employee benefit plans amortization	143	0

Comprehensive income	8,689	2,833
Cash dividends declared	(6,250)	(6,338)
Purchase of common stock	(3,930)	0
Excess tax benefit on share-based compensation	4	49
Exercise of stock options, net of shares purchased	80	221
Restricted stock awards	(153)	(351)
Share-based compensation expense	436	319

Balances at March 31	$284,355	$296,614

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2006. These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under U.S. generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.
NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, First Financial offers a variety of financial instruments containing off-balance sheet risk. These financial instruments aid its clients in meeting their requirements for liquidity and credit enhancement, as well as to reduce its own exposure to fluctuations in interest rates. U.S. generally accepted accounting principles do not commonly require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows. Following is a discussion of these transactions.
First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default and surfaces in the form of credit risk. First Financial had issued standby letters of credit aggregating $21,421 and $24,709 at March 31, 2007, and December 31, 2006, respectively.
Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a client as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $663,684 and $633,104 at March 31, 2007, and December 31, 2006, respectively. Management does not anticipate any material losses as a result of these commitments.
NOTE 3: COMPREHENSIVE INCOME
First Financial discloses comprehensive income in the “Consolidated Statements of Changes in Shareholders’ Equity.” Disclosure of the reclassification adjustments for the three months ended March 31, 2007, and 2006 are shown in the table below.

	Three months ended
	March 31,
	2007	2006
Net Earnings	$8,435	$3,967
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	111	(1,435)
Employee benefit plans amortization	143	0
Less: Reclassification adjustment for (losses) included in net earnings	0	301

Other comprehensive income	254	(1,134)

Comprehensive income	$8,689	$2,833

At March 31, 2007, the pension and other postretirement losses, net of taxes, recorded as accumulated other comprehensive income (loss) are $12,812.
NOTE 4: DERIVATIVES
The use of derivative instruments allows First Financial to meet the needs of its clients while managing the interest-rate risk associated with certain transactions. First Financial’s board of directors has authorized the use of certain derivative products, including interest rate caps, floors, and swaps. Currently, First Financial utilizes interest rate swaps as a means to offer long-term fixed-rate loans to commercial borrowers while maintaining the variable-rate income that better suits First Financial’s interest rate risk profile.
First Financial’s accounting policy for derivatives is based upon SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments.
The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not effective in hedging the change in fair value of the hedged item would be recognized immediately in current earnings. The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

	March 31, 2007			December 31, 2006			March 31, 2006
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)
Fair Value Hedges
Pay fixed interest rate swaps	$30,568	$460	$(230)	$31,155	$557	$(200)	$25,725	$832	$(23)

Matched Client Hedges
Client interest rate swaps	24,673	699	0	24,821	631	0	0	0	0
Client interest rate swaps with counterparty	24,673	0	(699)	24,821	0	(631)	0	0	0

Total	$79,914	$1,159	$(929)	$80,797	$1,188	$(831)	$25,725	$832	$(23)

NOTE 5: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to two unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by First Financial (OH) Statutory Trust II and in the third quarter of 2002 by First Financial (OH) Statutory Trust I, both statutory business trusts. First Financial owns 100% of the common equity of both of the trusts. The trusts were formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of each trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month LIBOR (London Inter-Bank Offered Rate). First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines, but are limited to 25% of qualifying Tier I capital.

			Maturity
	Amount	Rate	Date	Call Date
First Financial (OH) Statutory Trust I	$10,000	8.75%	9/25/32	9/25/07
First Financial (OH) Statutory Trust II	$20,000	8.45%	9/30/33	9/30/08

NOTE 6: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial does not expect, nor is it required, to make any contributions to its pension plan in 2007 due to the improved funded status of the pension plan. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings.

	Three months ended
	March 31,
	2007	2006
Service cost	$851	$1,098
Interest cost	743	744
Expected return on plan assets	(1,122)	(687)
Amortization of transition asset	(12)	(14)
Amortization of prior service cost	12	14
Amortization of actuarial loss	227	342

Net periodic benefit cost	$699	$1,497

Amount recognized in accumulated other comprehensive income (loss) for the period ending March 31, 2007:

Amortization of unrecognized net (gain)/loss from prior years	$227
Amortization of prior service cost	12
Amortization of unrecognized net asset at transition	(12)
Deferred taxes	(83)

Total reduction in accumulated other comprehensive income (loss) for the period	$144

Several of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for current retired employees. The following table sets forth the components of net periodic postretirement benefit costs for the retired employees.

	Three months ended
	March 31,
	2007	2006
Interest cost	$20	$21
Amortization of prior service cost	(1)	(1)
Amortization of actuarial gain	0	(1)

Net periodic postretirement benefit cost	$19	$19

Amount recognized in accumulated other comprehensive income (loss) for the period ending March 31, 2007:

Amortization of unrecognized net (gain)/loss from prior years	$0
Amortization of prior service cost	(1)
Amortization of unrecognized net asset at transition	0
Deferred taxes	0

Total increase in accumulated other comprehensive income (loss) for the period	$(1)

NOTE 7: RECENTLY ISSUED ACCOUNTING STANDARDS
First Financial adopted FASB Statement No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” effective January 1, 2007. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, First Financial must choose to report servicing assets and liabilities either at 1) fair value or 2) amortized cost (amortized cost is consistent with how First Financial has historically recognized servicing rights). Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements of First Financial. At March 31, 2007, First Financial had no servicing assets recorded on the Consolidated Financial Statements due to the third party sale of all servicing assets in the first quarter of 2007.
First Financial adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. First Financial does not anticipate any changes in its current accounting policies associated with the adoption of FIN 48. The adoption of FIN 48 did not have a material financial impact on the consolidated financial statements of First Financial.
First Financial adopted EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” effective January 1, 2007. EITF Issue No. 06-5 includes various considerations regarding what should be included in the determination of the amount that could be realized under the insurance contracts. The adoption of EITF 06-5 did not have a material impact on the financial statements of First Financial.
In July of 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. First Financial has purchased bank-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the Consolidated Balance Sheets in accrued interest and other assets. The carrying value was $82,884 at March 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of First Financial and its subsidiaries. First Financial is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on its Consolidated Financial Statements.
In September of 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. First Financial is required to apply SFAS No. 157 beginning January 1, 2008, and is currently evaluating the effect the implementation of SFAS No. 157 will have on its Consolidated Financial Statements.
In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial is required to apply SFAS No. 159 beginning January 1, 2008, and is currently evaluating the effect the implementation of SFAS No. 159 will have on its Consolidated Financial Statements.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SELECTED QUARTERLY FINANCIAL DATA

	2007	2006
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Average Consolidated Balance Sheet Items:

Loans less unearned income (1)	$2,490,252	$2,497,389	$2,580,005	$2,614,598	$2,596,755

Investment securities	367,407	381,985	370,095	380,532	497,528

Other earning assets	134,635	142,320	158,940	122,413	141,513

Total earning assets	$2,992,294	$3,021,694	$3,109,040	$3,117,543	$3,235,796

Total assets	3,299,346	3,332,388	3,426,417	3,428,839	3,545,412

Noninterest-bearing deposits	$401,698	$418,009	$401,685	$424,227	$417,061

Interest-bearing deposits	2,406,913	2,392,092	2,492,898	2,477,026	2,486,336

Total deposits	$2,808,611	$2,810,101	$2,894,583	$2,901,253	$2,903,397

Borrowings	181,613	192,811	200,856	202,792	313,743

Shareholders’ equity	286,453	299,320	298,909	296,087	298,578
Key Ratios:
Average equity to average total assets	8.68%	8.98%	8.72%	8.64%	8.42%
Return on average total assets	1.04%	0.10%	1.40%	0.51%	0.45%
Return on average equity	11.94%	1.10%	16.09%	5.90%	5.39%
Return on average tangible equity	13.31%	1.24%	18.20%	6.70%	6.12%
Net interest margin	4.12%	3.95%	3.93%	4.11%	4.04%
Net interest margin (fully tax equivalent)	4.20%	4.05%	4.01%	4.20%	4.12%

(1)	Includes loans held for sale.
SUMMARY
MARKET STRATEGY
First Financial intends to concentrate future growth plans and capital investments in larger metropolitan markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and are an important part of its funding plan. First Financial’s historical strength in a number of these markets should enable it to retain market share.
First Financial’s market strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, western Ohio, and northern Kentucky. In addition to geographic fit, each market must have growth potential and the ability to meet profit targets.
As key components to executing its market strategy, First Financial completed the sale of ten and closure of seven banking centers in August of 2006. The sale of ten was completed in three separate transactions with total net gains of $12,545 or $0.20 in diluted earnings per share. Total deposits of $108,629 were assumed and total loans of $101,414 were sold. The deposits and loans of the seven closed banking centers were transferred to other existing banking centers.

First Financial has 83 offices serving nine distinct markets with an average banking center deposit size of approximately $36,000. The operating model to execute its strategic plan includes a structure where market presidents manage the distinct markets, with the authority to make decisions at the point of client contact.
OVERVIEW OF OPERATIONS
Net earnings for the first three months of 2007 were $8,435 or $0.22 in diluted earnings per share versus $3,967 or $0.10 for the first three months of 2006. The $4,468 increase in net earnings was primarily due to decreased net interest income of $1,796, increased noninterest income of $1,773, and decreased noninterest expense of $7,667. Compared to fourth quarter of 2006 net earnings of $827 or $0.02 in diluted earnings per share, first quarter of 2007 net earnings increased $7,608 primarily due to increased noninterest income of $1,840 and decreased noninterest expense of $6,559. A detailed discussion of the first quarter of 2007 results of operations follows.
Return on average assets for the first quarter of 2007 was 1.04% compared to 0.45% for the same period in 2006. Return on average shareholders’ equity was 11.94% for the first three months of 2007, versus 5.39% for the comparable period in 2006.
NET INTEREST INCOME
Net interest income, First Financial’s principal source of earnings, is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans, tax-free leases, and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Management also uses these measures to make peer comparisons.

	2007	2006
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Interest income	$51,620	$51,776	$52,324	$50,741	$50,684
Interest expense	21,217	21,672	21,501	18,794	18,485

Net interest income	30,403	30,104	30,823	31,947	32,199
Tax equivalent adjustment to interest income	576	712	586	696	661

Net interest income (fully tax equivalent)	$30,979	$30,816	$31,409	$32,643	$32,860

Average earning assets	$2,992,294	$3,021,694	$3,109,040	$3,117,543	$3,235,796

Net interest margin *	4.12%	3.95%	3.93%	4.11%	4.04%
Net interest margin (tax equivalent)	4.20%	4.05%	4.01%	4.20%	4.12%

*	Margins are calculated using net interest income annualized divided by average earning assets.
Net interest income for the first quarter of 2007 was $30,403 compared to $32,199 in the first quarter of 2006, a decrease of $1,796 or 5.58%. This decrease is due to a net decline in the level of earning assets, resulting primarily from the balance sheet restructure completed in the first quarter of 2006, the third quarter of 2006 sale of ten banking centers and their associated loans and deposits, and continued effects of increased rates on deposits.
Net interest income on a linked-quarter basis (first quarter of 2007 compared to fourth quarter of 2006) increased $299 or 3.97% on an annualized basis. First Financial continues to experience a positive impact from a continued shift in asset mix, favorable impact from pricing changes of certain deposit products, offset by lower earning asset levels.

First Financial’s net interest margin increased to 4.12% in the first quarter of 2007 from 4.04% for the first quarter of 2006 and 3.95% for the linked-quarter. The first quarter of 2007 margin was positively impacted by the continued shift from lower yielding indirect installment and conforming mortgage loans to higher yielding commercial and commercial real estate loans, favorable impact from pricing changes in certain deposit products, combined with fewer days in the quarter. These benefits were partially offset by the planned reduction in earning assets and an increase in deposit costs. Approximately 10 basis points of the first quarter of 2007 net interest margin increase was due to the impact of an accrual of income to convert certain consumer loans from a cycle-date basis of income recognition to a calendar-month basis.
The primary risk to our margin remains unanticipated consumer and competitor behavior related to deposit products, specifically the consumer preference for higher-yielding money market accounts rather than more traditional transaction accounts, and the competitiveness in market pricing for both transaction and certificate of deposit accounts.
The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows is presented on a GAAP basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2007			December 31, 2006			March 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$134,635	$1,756	5.29%	$142,320	$1,894	5.28%	$141,513	$1,582	4.53%
Investment securities	367,407	4,800	5.30%	381,985	4,910	5.10%	497,528	6,245	5.09%
Loans (1):
Commercial loans	686,947	13,982	8.25%	664,501	13,740	8.20%	580,681	10,964	7.66%
Real estate — construction	100,192	2,028	8.21%	96,280	1,975	8.14%	85,672	1,537	7.28%
Real estate — commercial	638,717	10,882	6.91%	627,885	10,588	6.69%	642,386	10,108	6.38%
Real estate — retail	620,843	8,674	5.67%	645,449	8,978	5.52%	762,353	10,446	5.56%
Installment	189,479	2,889	6.18%	209,056	3,212	6.10%	287,182	4,215	5.95%
Home equity	229,435	5,376	9.50%	229,904	4,764	8.22%	214,675	4,022	7.60%
Credit card	23,809	804	13.70%	23,249	675	11.52%	21,748	599	11.17%
Lease financing	830	22	10.75%	1,065	14	5.22%	2,058	30	5.91%
Loan fees		407			1,026			936

Total loans	2,490,252	45,064	7.34%	2,497,389	44,972	7.14%	2,596,755	42,857	6.69%

Total earning assets	2,992,294	51,620	7.00%	3,021,694	51,776	6.80%	3,235,796	50,684	6.35%

Nonearning Assets
Cash and due from banks	94,384			106,010			123,129
Allowance for loan losses	(27,770)			(30,894)			(42,402)
Premises and equipment	79,819			79,123			73,556

Other assets	160,619			156,455			155,333

Total assets	$3,299,346			$3,332,388			$3,545,412

Interest-bearing liabilities
Deposits:
Interest-bearing	$646,548	3,302	2.07%	$669,076	4,061	2.41%	$726,700	3,202	1.79%
Savings	545,101	2,353	1.75%	526,550	2,380	1.79%	517,603	1,117	0.88%
Time	1,215,264	13,354	4.46%	1,196,466	12,908	4.28%	1,242,033	10,614	3.47%

Short-term borrowings	88,533	996	4.56%	94,844	1,027	4.30%	97,414	896	3.73%
Long-term borrowings	93,080	1,212	5.28%	97,967	1,296	5.25%	216,329	2,656	4.98%

Total interest-bearing liabilities	2,588,526	21,217	3.32%	2,584,903	21,672	3.33%	2,800,079	18,485	2.68%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	401,698			418,009			417,061
Other liabilities	22,669			30,156			29,694
Shareholders’ equity	286,453			299,320			298,578

Total liabilities and shareholders’ equity	$3,299,346			$3,332,388			$3,545,412

Net interest income		$30,403			$30,104			$32,199

Net interest spread			3.68%			3.47%			3.67%

Contribution of noninterest-bearing sources of funds			0.44%			0.48%			0.37%

Net interest margin (2)			4.12%			3.95%			4.04%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table. As shown, the increase in market interest rates had a significant effect on First Financial’s rates, impacting both interest income and interest expense for the quarter ended March 31, 2007, in comparison to the quarter-ended March 31, 2006. First Financial’s adjustable and variable rate loans repriced upward more quickly than the increase in deposit costs. The decrease in volume on earning assets affected interest income more than the decrease in volume on interest-bearing liabilities affected interest expense, resulting in a decrease to net interest income.

	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$191	($301)	($110)	$255	($1,700)	($1,445)
Federal funds sold	3	(141)	(138)	264	(90)	174
Gross loans (1)	1,225	(1,133)	92	4,134	(1,927)	2,207

Total earning assets	1,419	(1,575)	(156)	4,653	(3,717)	936
Interest-bearing liabilities
Total interest-bearing deposits	($37)	($303)	($340)	$4,703	($627)	$4,076
Borrowed funds
Short-term borrowings	64	(95)	(31)	200	(100)	100
Federal Home Loan Bank long-term debt	7	(57)	(50)	(390)	(1,109)	(1,499)
Other long-term debt	(19)	(15)	(34)	55	0	55

Total borrowed funds	52	(167)	(115)	(135)	(1,209)	(1,344)

Total interest-bearing liabilities	15	(470)	(455)	4,568	(1,836)	2,732

Net interest income (2)	$1,404	($1,105)	$299	$85	($1,881)	($1,796)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.
NONINTEREST INCOME
First quarter of 2007 noninterest income was $14,744, an increase of $1,773 or 13.67% from the first quarter of 2006. Included in the first quarter of 2007 was a $1,061 gain on the sale of residential mortgage servicing rights, and the first quarter of 2006 included a $476 loss on the sale of investment securities. Excluding the impact of these items, noninterest income increased $236 or 1.76% primarily due to higher earnings of bank-owned life insurance investments, offset by lower service charge income on deposit accounts primarily due to the third quarter of 2006 banking center sales.
On a linked-quarter basis, total noninterest income increased $1,840 or 14.26%. Excluding the $1,061 gain on the sale of residential mortgage servicing rights discussed previously, noninterest income increased $779 or 6.04% primarily due to higher earnings from bank-owned life insurance investments, offset by the seasonal decline in service charge income on deposit accounts.
NONINTEREST EXPENSE
Total noninterest expense decreased $7,667 or 19.72% for the first quarter of 2007 compared to the first quarter of 2006. Excluding the effects of the first quarter of 2007 severance of $933 primarily associated with First Financial’s previously announced plans to outsource the origination, technology, and servicing aspects of its mortgage product and the first quarter of 2006 severance of $155, losses on properties of $354, and debt extinguishment expense of $4,295 incurred due to the balance sheet restructure, noninterest expense decreased $3,796 or 11.14%. This remaining decrease is due to lower salaries and benefits, primarily due to the $1,013 reduction in pension and other retirement-related expenses as a result of a more favorable funded status of the pension plan and a $734 reduction in salaries and incentive-based compensation resulting from reduced staffing levels. Decreases in data processing costs of $1,099 were primarily due to the impact of First Financial’s prior year technology upgrade in which the company moved from an out-sourced to an in-house data processing environment. Professional services decreased $584 primarily due to higher first quarter of 2006 professional services, as well as legal expenses incurred in conjunction with the corporate reorganization.
On a linked-quarter basis, noninterest expense declined $6,559 or 17.37% compared to the fourth quarter of 2006. Noninterest expense was significantly impacted during the fourth quarter of 2006 by the transition costs associated the First Financial’s execution of its Strategic Plan. The first quarter of 2007 was less affected by similar transition costs. The fourth quarter of 2006 was impacted by the following transition costs:
•	Charges for the defined benefit pension plan associated with staff reductions of $2,969, as well as severance charges of $798

•	Technology consulting and early termination fees associated with the technology upgrade of $1,476

•	Fixed asset signage losses associated with the brand initiative of $835
The first quarter of 2007 was impacted by the previously mentioned severance charges of $933, as well as decreases in pension and other retirement-related expenses of $504 as a result of a more favorable funded status of the pension plan, increased salary and incentive-based compensation of $991, decreases in data processing and communication expenses of $1,068 primarily resulting from the impact of First Financial’s prior year technology upgrade, and decreases in various other miscellaneous expenses of $621 in the areas of training, marketing, and other expenses, none of which are individually significant.
INCOME TAXES
Income tax expense related to operating income for the first three months of 2007 was $4,146 versus $1,574 in 2006, with a tax benefit related to securities transactions of $0 and $175 for the three months ended March 31, 2007 and 2006, respectively.
First Financial’s overall effective tax rates for the first three months of 2007 and 2006 were 32.95% and 28.41%, respectively. The 2007 increase in the effective rate is primarily due to decreased tax-exempt municipal income.
ASSETS
The overall decrease in the loan portfolio from 2006 is primarily due to the impact of several strategic decisions and sale transactions. In the third quarter of 2005, management made the strategic decision to exit the indirect installment loan business resulting in approximately $164,000 in runoff since this decision was made, with first quarter of 2007 runoff of approximately $14,000. Additionally, during 2005 First Financial made the decision to sell most of its mortgage loan production into the secondary market rather than retain the loans in its portfolio. Approximately $102,000 has run off since this decision was made, with first quarter of 2007 runoff of approximately $24,000. This strategy will continue with First Financial’s recently announced plans to outsource the origination, technology, and servicing aspects of its mortgage product.
Since the third quarter of 2005, as a result of First Financial’s decision to improve the Company’s asset mix and lower its risk profile, approximately $260,000 of loans have been sold through various strategic transactions. Included in this amount was approximately $101,000 of loans sold in the third quarter of 2006 banking center sales and a combined total of approximately $53,000 of problem loans sold in the third quarter of 2006 and the first quarter of 2007. Management estimates the cumulative effect of these sales and exit strategies to be approximately $526,000.
Average loans for the first quarter of 2007 decreased $113,296 or 4.36% from the comparable period a year ago. Total period-end loans for the first quarter of 2007 decreased $110,762 or 4.24% from the comparable period a year ago. Period-end commercial, commercial real estate, and construction loans, excluding the effects of the banking center and loan sales, increased from $1,271,462 in the first quarter of 2006 to $1,464,334 in the first quarter of 2007, an increase of $192,872 or 15.17%.
On a linked-quarter basis, average outstanding loan balances decreased $13,834 or 2.22% on an annualized basis. However, average commercial, commercial real estate, and construction loans increased $39,031 or 11.28% on an annualized basis from the fourth quarter of 2006. On a linked-quarter basis, total period-end loans for the first quarter of 2007 increased $21,899 or 3.52% on an annualized basis. Period-end commercial, commercial real estate, and construction loans increased from $1,398,736 in the fourth quarter of 2006 to $1,464,334 in the first quarter of 2007, an increase of $65,598 or 18.76% on an annualized basis.
During the first quarter of 2007, First Financial completed the previously announced sale of approximately $15,000 in commercial, commercial real estate, residential real estate, and related installment loans that had been moved to “loans held for sale” with the related write-down of approximately $4,375 recognized in the fourth quarter of 2006. The completion of the sale did not have a material financial impact on the first quarter.
Securities available for sale were $325,755 at March 31, 2007, compared to $324,259 at December 31, 2006. The combined investment portfolio was 11.04% and 11.09% of total assets at March 31, 2007 and December 31, 2006, respectively.
DEPOSITS
In total, deposit balances have remained relatively stable over the past year, excluding the banking center and related deposit sale. Competition for low cost deposits remains intense, and First Financial continues to expand its product offerings, primarily in the interest-bearing checking and savings account categories, to address runoff and balance migration in the most cost efficient manner. Time deposits have remained relatively flat with most comparative fluctuations related to non-retail activity such as public funds.
Average deposit balances for the first quarter decreased $94,786 or 3.26% from the comparable period a year ago. The decrease was primarily a result of the sale of banking centers in the third quarter of 2006 which included approximately $108,600 of actual deposit balances.
On a linked-quarter basis, average deposits decreased $1,490 or 0.21% on an annualized basis. Average interest-bearing deposits increased $14,821 or 2.48% and average noninterest-bearing deposits decreased $16,311 or 15.61%, both on an annualized basis from the fourth quarter of 2006. The linked-quarter increase in time deposits is primarily due to the fluctuation in a large public funds relationship.
ALLOWANCE FOR LOAN LOSSES
Management maintains the allowance at a level that is considered sufficient to absorb inherent risks in the loan portfolio. Management’s evaluation in establishing the adequacy of the allowance includes evaluation of the loan and lease portfolios, past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.
The provision for loan losses for the first quarter of 2007 was $1,356 compared to $752 for the same period in 2006 and $5,822 for the fourth quarter of 2006. First quarter of 2007 net charge-offs were $1,335, an annualized 0.22% of average loans, compared to net charge-offs of $2,581, an annualized 0.40% of average loans, in the first quarter of 2006. Fourth quarter of 2006 net charge-offs were $10,324 including the $4,375 impact from the transfer of approximately $15,000 of loans to loans held for sale, an annualized 1.64% of average loans. Excluding the impact of the loan sale write-down, fourth quarter of 2006 net charge-offs were $5,949 or an annualized 0.95% of average loans. This lower level of net charge-offs in the first quarter of 2007 is primarily due to lower commercial and commercial real estate loan charge-offs, excluding the impact of the fourth quarter of 2006 loan sale write-down.
The allowance to ending loans ratio as of March 31, 2007, was 1.10% versus 1.56% for the same quarter a year ago and 1.10% as of December 31, 2006. It is management’s belief that the allowance for loan losses of $27,407 is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios. First Financial does not have a concentration of credit in any particular industry. The table that follows indicates the activity in the allowance for loan and lease losses for the quarters presented.

		Quarter Ended
	2007	2006
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$27,386	$31,888	$30,085	$40,656	$42,485
Provision for loan losses	1,356	5,822	2,888	360	752
Gross charge-offs
Commercial	746	5,675	1,238	3,521	1,516
Commercial real estate	146	1,099	119	5,818	276
Retail real estate	116	2,729	111	1,910	202
Installment	741	776	391	562	891
Home equity	139	331	78	11	209
All other	265	306	220	189	171

Total gross charge-offs (1)	2,153	10,916	2,157	12,011	3,265
Recoveries
Commercial	269	206	458	476	188
Commercial real estate	58	20	129	57	50
Retail real estate	18	4	130	78	10
Installment	346	292	315	425	350
Home equity	76	1	0	0	0
All other	51	69	40	44	86

Total recoveries	818	592	1,072	1,080	684

Total net charge-offs	1,335	10,324	1,085	10,931	2,581

Ending allowance for loan losses	$27,407	$27,386	$31,888	$30,085	$40,656

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED) (1)
Commercial	0.28%	3.27%	0.48%	1.95%	0.93%
Commercial real estate	0.06%	0.69%	(0.01%)	3.55%	0.14%
Retail real estate	0.06%	1.66%	(0.01%)	0.99%	0.10%
Installment	0.85%	0.92%	0.13%	0.21%	0.76%
Home equity	0.11%	0.57%	0.13%	0.02%	0.39%
All other	0.70%	0.78%	0.60%	0.54%	0.31%

Total net charge-offs (1)	0.22%	1.64%	0.17%	1.68%	0.40%

(1)	December 31, 2006 and June 30, 2006 charge-offs include $4,375 and $8,356, respectively, in loans held for sale write-downs to the lower of cost or estimated fair market value.
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, decreased $19,804 to $14,106 at the end of the first quarter of 2007 from $33,910 at the end of the first quarter of 2006. The decrease in underperforming assets is due to a decrease in nonaccrual loans of $16,073 primarily attributable to the impact of the problem loan sale transactions involving assets with significant credit deterioration and improved credit management processes. A large percentage of the underperforming loans are secured by real estate and this collateral has been appropriately considered in establishing the allowance for loan and lease losses at March 31, 2007. The ratio of nonperforming assets to ending loans decreased from 1.25% at the end of the first quarter of 2006 to 0.56% at the end of the first quarter of 2007.
On a linked-quarter basis, total underperforming assets increased $755 of which nonaccrual loans increased $529 primarily due to one commercial real estate relationship. The ratio of nonperforming assets to ending loans increased from 0.53% at the end of the fourth quarter of 2006 to 0.56% at the end of the first quarter of 2007.

Accruing loans, including loans impaired under FASB Statement No. 114, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.
At March 31, 2007, and 2006, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $2,911 and $2,979, respectively. The related allowance for loan losses on these impaired loans was $1,219 at March 31, 2007, and $1,184 at March 31, 2006. At March 31, 2007, and 2006, there were no impaired loans that did not have an allowance for loan losses. The average recorded investment in impaired loans for the quarters ended March 31, 2007, and 2006, was approximately $3,894 and $3,024. For the quarter ended March 31, 2007, First Financial recognized interest income on those impaired loans of $21 compared to $38 for the same period in 2006. First Financial recognizes income on impaired loans using the cash basis method.
The table that follows shows the categories that are included in nonperforming and underperforming assets as of March 31, 2007, as well as related credit quality ratios.

		Quarter Ended
	2007	2006
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Nonaccrual loans
Commercial	$2,529	$2,610	$8,056	$4,301	$6,325
Commercial real estate	4,947	4,102	4,487	3,107	9,605
Retail real estate	1,311	1,482	3,604	2,362	8,110
Installment	920	1,328	1,619	1,529	1,789
Home equity	1,038	698	854	831	747
All other	20	16	72	72	262

Total nonaccrual loans	10,765	10,236	18,692	12,202	26,838
Restructured loans	588	596	603	610	3,293

Total nonperforming loans	11,353	10,832	19,295	12,812	30,131
Other real estate owned (OREO)	2,672	2,334	2,859	2,277	2,675

Total nonperforming assets	14,025	13,166	22,154	15,089	32,806

Accruing loans past due 90 days or more	81	185	788	758	1,104

Total underperforming assets	$14,106	$13,351	$22,942	$15,847	$33,910

Allowance for loan and lease losses to
Nonaccrual loans	254.59%	267.55%	170.60%	246.56%	151.49%
Nonperforming assets	195.42%	208.01%	143.94%	199.38%	123.93%
Total ending loans	1.10%	1.10%	1.27%	1.15%	1.56%
Nonaccrual loans to total loans	0.43%	0.41%	0.74%	0.47%	1.03%
Nonperforming assets to
Ending loans, plus OREO	0.56%	0.53%	0.88%	0.58%	1.25%
Total assets, plus OREO	0.42%	0.40%	0.67%	0.44%	0.94%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures. Liquidity is monitored and closely managed by First Financial’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management, and treasury areas. ALCO’s primarily responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources, and collateralized borrowings. First Financial’s most stable source of liability-funded liquidity for both the long and short-term needs is deposit growth and retention of the core deposit base. The deposit base is diversified among individuals, partnerships, corporations, public entities, and geographic markets. This diversification helps First Financial avoid dependence on large concentrations of funding sources.
Capital expenditures such as banking center expansions and technology investments were $1,528 and $2,500 for the first three months of 2007 and 2006, respectively. In addition, remodeling is a planned and ongoing process given the 83 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of March 31, 2007, were approximately $2,255. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $325,755 at March 31, 2007. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $2,878 at March 31, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Overnight federal funds sold totaled $159,200 at March 31, 2007.
Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. As of March 31, 2007, the subsidiary bank’s dividend capacity to First Financial was $1,023 without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.
First Financial Bancorp maintains a $75,000 short-term revolving credit facility with an unaffiliated bank. This facility provides additional liquidity for First Financial for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2007, the outstanding balance was $52,246 compared to an outstanding balance of $47,000 at March 31, 2006, and $39,500 at December 31, 2006. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial entered into the current facility during the first quarter of 2007 for a period of one year, and the credit agreement requires First Financial to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all material covenants as of March 31, 2007. First Financial Bancorp makes quarterly interest payments on its junior subordinated debentures owed to two unconsolidated subsidiary trusts with interest expense totaling $653 and $598 for the quarters ending March 31, 2007, and 2006, respectively.
CAPITAL ADEQUACY
First Financial and its subsidiary, First Financial Bank, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action.
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2007, that First Financial met all capital adequacy requirements to which it was subject. At March 31, 2007, and December 31, 2006, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since those notifications that management believes has changed the institution’s category.
First Financial’s Tier I capital is comprised of total shareholders’ equity plus junior subordinated debentures, less unrealized gains and losses and any amounts resulting from the application of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans,” that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights. Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross realized gains on equity securities.
For purposes of calculating the leverage ratio, average assets represents year-to-date average assets less assets not qualifying for Total risk-based capital including intangibles and non-qualifying mortgage servicing rights and allowance for loan and lease losses.
The following table illustrates the actual and required capital amounts and ratios as of March 31, 2007 and the year ended December 31, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total capital to risk-weighted assets
Consolidated	$325,550	12.64%	$206,017	8.00%	N/A	10.00%
First Financial Bank	339,743	13.37%	203,229	8.00%	$254,037	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	298,020	11.57%	103,009	4.00%	N/A	6.00%
First Financial Bank	305,168	12.01%	101,615	4.00%	152,422	6.00%

Tier 1 capital to average assets
Consolidated	298,020	9.08%	130,796	4.00%	N/A	5.00%
First Financial Bank	305,168	9.40%	129,433	4.00%	161,791	5.00%

December 31, 2006
Total capital to risk-weighted assets
Consolidated	$326,779	12.81%	$204,120	8.00%	N/A	10.00%
First Financial Bank	330,128	13.14%	200,921	8.00%	$251,151	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	299,199	11.73%	102,060	4.00%	N/A	6.00%
First Financial Bank	295,595	11.77%	100,460	4.00%	150,690	6.00%

Tier 1 capital to average assets
Consolidated	299,199	8.76%	136,120	4.00%	N/A	5.00%
First Financial Bank	295,595	8.76%	134,457	4.00%	168,072	5.00%
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
Allowance for loan and lease losses – The level of the allowance for loan and lease losses (allowance) is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off when management believes that full collectibility of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the adequacy of the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected in the allowance when known. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. Though management believes the allowance for loan losses to be adequate as of March 31, 2007, ultimate losses may vary from current estimates.
Pension – First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.
Goodwill and other intangible assets – Goodwill and intangible assets deemed to have indefinite lives, if any, are not amortized, but are subject to annual impairment tests. Core deposit intangibles are amortized on a straight-line basis over their useful lives. Core deposit intangibles are being amortized over varying periods, none of which exceeds 10 years.
ACCOUNTING AND REGULATORY MATTERS
Note 7 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2007 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) the Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements.
FORWARD LOOKING INFORMATION
Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by First Financial with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of First Financial or its management or board of directors, and statements of future economic performances and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the strength of the local economies in which operations are conducted; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and the success of First Financial at managing the risks involved in the foregoing.
In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as well as our other filings with the Commission, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements speak only as of the date on which such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest earning assets and the amount of interest earning liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (ALCO) oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.
Interest-rate risk for First Financial’s Consolidated Balance Sheets consists of repricing, option, and basis risks. Repricing risk results from differences in the maturity, or repricing, of interest-bearing assets and liabilities. Option risk in financial instruments arises from embedded options such as loan prepayments, early withdrawal of Certificates of Deposits, and calls on investments and debt instruments that are primarily driven by third party or client behavior. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the net interest margin. Basis risk is also present in managed rate liabilities, such as interest-bearing checking accounts and savings accounts, where historical pricing relationships to market rates may change due to the level or directional change in market interest rates, or competitive pressures.
The interest rate risk position is measured and monitored using earnings simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Earnings simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
Presented below is the impact on First Financial’s net interest income as of March 31, 2007, assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2007	(8.27%)	(2.77%)	2.09%	3.62%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a neutral rate risk position of a negative 0.60% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows, earnings, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of March 31, 2007, assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2007	(23.45%)	(9.09%)	5.39%	8.09%
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the first quarter of 2007.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through
January 31, 2007	87,025	$16.48	80,000	6,889,105
February 1 through
February 28, 2007	76,000	16.48	76,000	6,813,105
March 1 through
March 31, 2007	88,000	15.44	88,000	6,725,105

Total	251,025	$16.11	244,000	6,725,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through
January 31, 2007	0	$0.00
February 1 through
February 28, 2007	0	0.00
March 1 through
March 31, 2007	0	0.00

Total	0	$0.00

Director Fee Stock Plan
January 1 through
January 31, 2007	2,073	$16.22
February 1 through
February 28, 2007	0	0.00
March 1 through
March 31, 2007	0	0.00

Total	2,073	$16.22

Stock Option Plans
January 1 through
January 31, 2007	4,952	$16.26
February 1 through
February 28, 2007	0	0.00
March 1 through
March 31, 2007	0	0.00

Total	4,952	$16.26

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
2/25/2003	2,243,715	None
1/25/2000	7,507,500	None

Item 6. Exhibits
   (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of April 22, 2003, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2003. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Amendment to Employment Agreement between Mark W. Immelt and First Financial Bancorp. dated May 20, 2003, and incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.4	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.5	Agreement between C. Thomas Murrell, III and First Financial Bancorp. dated April 30, 2003, and incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.6	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.7	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3,Registration No. 333-25745.

10.8	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.9	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.10	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.11	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.12	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.13	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.17	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.18	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.19	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.20	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.21	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.22	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between Rex A. Hockemeyer and First Financial Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.24	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.25	Severance Agreement and Release between Mark Immelt and First Financial Bancorp. dated June 30, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.26	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.27	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.28	First Financial Bancorp. Severance Pay Plan as approved January 1, 2007, incorporated herein by reference to the Form 10-K filed on February 27, 2007. File No. 000-12379.

14	First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings

J. Franklin Hall	Anthony Stollings
Senior Vice President and Chief Financial Officer	Senior Vice President and Controller (Chief Accounting Officer)

Date 5/1/07	Date 5/1/07