Form 10-Q
period 2007-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2007-08-03
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common stock, No par value	38,795,383

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$87,808	$119,407
Federal funds sold	55,000	102,000
Investment securities held-to-maturity (market value $5,767 at June 30, 2007 and $8,154 at December 31, 2006)	5,711	7,995
Investment securities available-for-sale, at market value (cost $319,095 at June 30, 2007 and $324,922 at December 31, 2006)	313,575	324,259
Other investments	33,969	33,969
Loans:
Commercial	747,292	673,445
Real estate — construction	125,732	101,688
Real estate — commercial	676,679	623,603
Real estate — retail	580,005	628,579
Installment	162,506	198,881
Home equity	235,734	228,128
Credit card	24,488	24,587
Lease financing	608	923

Total loans	2,553,044	2,479,834
Less:
Allowance for loan and lease losses	28,060	27,386

Net loans	2,524,984	2,452,448
Loans held for sale	0	8,824
Premises and equipment, net	79,079	79,609
Goodwill	28,261	28,261
Other intangibles	1,003	5,842
Accrued interest and other assets	143,277	138,985

TOTAL ASSETS	$3,272,667	$3,301,599

LIABILITIES
Deposits:
Interest-bearing	$594,788	$667,305
Savings	588,229	526,663
Time	1,211,182	1,179,852

Total interest-bearing deposits	2,394,199	2,373,820
Noninterest-bearing	399,260	424,138

Total deposits	2,793,459	2,797,958
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	31,700	57,201
Other	52,500	39,500

Total short-term borrowings	84,200	96,701
Federal Home Loan Bank long-term debt	59,021	63,762
Other long-term debt	30,930	30,930
Accrued interest and other liabilities	25,831	26,769

TOTAL LIABILITIES	2,993,441	3,016,120

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized — 160,000,000 shares Issued — 48,558,614 shares in 2007 and 2006	390,545	392,736
Retained earnings	75,444	71,320
Accumulated comprehensive loss	(16,168)	(13,375)
Treasury Stock, at cost 9,675,531 shares in 2007 and 9,313,207 shares in 2006	(170,595)	(165,202)

TOTAL SHAREHOLDERS’ EQUITY	279,226	285,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,272,667	$3,301,599

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$45,291	$44,386	$90,355	$87,243
Investment securities
Taxable	3,762	3,798	7,653	8,939
Tax-exempt	911	1,057	1,820	2,161

Total investment securities interest	4,673	4,855	9,473	11,100
Federal funds sold	1,241	1,500	2,997	3,082

Total interest income	51,205	50,741	102,825	101,425
Interest expense
Deposits	19,409	16,554	38,418	31,487
Short-term borrowings	984	892	1,980	1,788
Long-term borrowings	542	709	1,101	2,767
Subordinated debentures and capital securities	669	639	1,322	1,237

Total interest expense	21,604	18,794	42,821	37,279

Net interest income	29,601	31,947	60,004	64,146
Provision for loan and lease losses	2,098	360	3,454	1,112

Net interest income after provision for loan and lease losses	27,503	31,587	56,550	63,034

Noninterest income
Service charges on deposit accounts	5,296	5,431	10,040	10,520
Trust and wealth management fees	4,526	4,139	8,686	8,328
Bankcard income	1,424	1,165	2,664	2,288
Net gains from sales of loans	184	259	346	504
Gain on sale of mortgage servicing rights	0	0	1,061	0
Losses on sales of investment securities	0	0	0	(476)
Other	2,702	2,835	6,079	5,636

Total noninterest income	14,132	13,829	28,876	26,800

Noninterest expenses
Salaries and employee benefits	17,134	23,110	36,095	43,327
Net occupancy	2,484	2,698	5,291	5,537
Furniture and equipment	1,708	1,334	3,335	2,814
Data processing	818	3,393	1,663	5,337
Marketing	642	647	1.511	1,330
Communication	798	642	1,663	1,309
Professional services	1,063	1,829	2,069	3,419
Debt extinguishment	0	0	0	4,295
Other	4,793	5,031	9,023	10,193

Total noninterest expenses	29,440	36,684	60,650	77,561

Income before income taxes	12,195	6,732	24,776	12,273
Income tax expense	4,023	2,374	8,169	3,948

Net income	$8,172	$4,358	$16,607	$8,325

Earnings per share — basic	$0.21	$0.11	$0.43	$0.21

Earnings per share — diluted	$0.21	$0.11	$0.43	$0.21

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

Average basic shares outstanding	38,965,409	39,605,631	39,042,827	39,582,995

Average diluted shares outstanding	38,967,061	39,619,729	39,050,919	39,616,238

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities
Net income	$16,607	$8,325
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	3,454	1,112
Provision for depreciation and amortization	4,100	4,211
Stock-based compensation expense	194	775
Pension expense	1,397	2,995
Net amortization of premiums and accretion of discounts on investment securities	69	(215)
Losses on sales of investment securities	0	476
Originations of loans held for sale	(44,641)	(40,105)
Net gains from sales of loans held for sale	(346)	(504)
Proceeds from sales of loans held for sale	54,572	40,198
Deferred income taxes	(2,471)	2,535
(Increase) decrease in interest receivable	(1,445)	1,009
Increase in cash surrender value of life insurance	(550)	(1,523)
Increase in prepaid expenses	(1,469)	(917)
Increase in accrued expenses	1,230	746
Increase in interest payable	163	50

Contribution to pension plan	0	(3,113)
Other	3,600	(5,087)

Net cash provided by operating activities	34,464	10,968

Investing activities
Proceeds from sales of securities available-for-sale	0	184,902
Proceeds from calls, paydowns and maturities of securities available-for-sale	27,132	45,283
Purchases of securities available-for-sale	(21,374)	(2,805)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	2,918	3,984
Purchases of securities held-to-maturity	(634)	0
Net decrease in federal funds sold	47,000	19,000
Net increase in loans and leases	(77,642)	(24,850)
Proceeds from disposal of other real estate owned	1,095	1,986
Purchases of premises and equipment	(2,709)	(8,591)

Net cash (used in) provided by investing activities	(24,214)	218,909

Financing activities
Net (decrease) increase in total deposits	(4,499)	2,973
Net decrease in short-term borrowings	(12,501)	(26,538)
Payments on long-term borrowings	(4,741)	(204,630)
Cash dividends	(12,483)	(12,685)
Purchase of common stock	(7,728)	0
Proceeds from exercise of stock options	80	254
Excess tax benefit on share-based compensation	23	49

Net cash used in financing activities	(41,849)	(240,577)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(31,599)	(10,700)
Cash and cash equivalents at beginning of period	119,407	163,281

Cash and cash equivalents at end of period	$87,808	$152,581

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands except per share data)

				Accumulated comprehensive
				income (loss)
	Common	Common		Unrealized gain
	stock	stock	Retained	(loss) on AFS	Pension	Treasury stock
	shares	amount	earnings	securities	obligation	Shares	Amount	Total

Balance at January 1, 2006	48,558,614	$392,607	$75,357	$(314)	$(7,562)	(8,995,134)	$(160,207)	$299,881

Net income			8,325					8,325

Unrealized holding losses on securities available-for-sale arising during the period				(3,999)				(3,999)

Total comprehensive income								4,326

Cash dividends declared ($0.64 per share)			(12,685)					(12,685)

Tax benefit on stock option exercise		49						49

Exercise of stock options, net of shares purchased		(213)				24,589	452	239

Restricted stock awards, net		(1,652)				72,272	1,301	(351)

Share-based compensation expense		775						775

Balances at June 30, 2006	48,558,614	391,566	70,997	(4,313)	(7,562)	(8,898,273)	(158,454)	292,234

Balances at January 1, 2007	48,558,614	392,736	71,320	(420)	(12,955)	(9,313,207)	(165,202)	285,479

Net income			16,607					16,607

Unrealized holding losses on securities available-for-sale arising during the period				(3,079)				(3,079)

Pension obligation					286			286

Total comprehensive income								13,814

Cash dividends declared ($0.64 per share)			(12,483)					(12,483)

Purchase of common stock						(496,000)	(7,728)	(7,728)

Tax benefit on stock option exercise		23						23

Exercise of stock options, net of shares purchased		(58)				8,474	138	80

Restricted stock awards, net		(2,350)				125,202	2,197	(153)

Share-based compensation expense		194						194

Balances at June 30, 2007	48,558,614	$390,545	$75,444	$(3,499)	$(12,669)	(9,675,531)	$(170,595)	$279,226

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except per share data)
The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.
NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries — First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisor. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income.
NOTE 2: RECENTLY ISSUED ACCOUNTING STANDARDS
First Financial adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material financial impact on the consolidated financial statements of First Financial.
In July of 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. First Financial has purchased bank-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the Consolidated Balance Sheets in accrued interest and other assets. The carrying value was $83,521 at June 30, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for certain senior officers of First Financial and its subsidiaries. First Financial is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on its Consolidated Financial Statements.

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
In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial is required to apply SFAS No. 159 beginning January 1, 2008, and is currently evaluating the effect the implementation of SFAS No. 159 will have on its Consolidated Financial Statements.
NOTE 3: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, First Financial offers a variety of financial instruments containing off-balance sheet risk. These financial instruments aid its clients in meeting their requirements for liquidity and credit enhancement, as well as to reduce its own exposure to fluctuations in interest rates. U.S. generally accepted accounting principles do not commonly require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows. Following is a discussion of these transactions.
First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default and surfaces in the form of credit risk. First Financial had issued standby letters of credit aggregating $23,951 and $24,709 at June 30, 2007, and December 31, 2006, respectively.
Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.
Loan commitments are agreements to lend to a client as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $737,455 and $633,104 at June 30, 2007, and December 31, 2006, respectively. Management does not anticipate any material losses as a result of these commitments.

NOTE 4: INVESTMENTS
The following is a summary of investment securities as of June 30, 2007:

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$83,124	$3	$(1,432)	$81,695
Mortgage-backed securities	353	3	0	356	167,091	566	(5,544)	162,113
Obligations of state and other political subdivisions	5,358	87	(34)	5,411	63,383	792	(132)	64,043
Other securities	0	0	0	0	5,497	278	(51)	5,724

Total	$5,711	$90	$(34)	$5,767	$319,095	$1,639	$(7,159)	$313,575

The following is a summary of investment securities as of December 31, 2006:

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$63,118	$223	$(205)	$63,136
Mortgage-backed securities	427	5	0	432	184,787	815	(3,227)	182,375
Obligations of state and other political subdivisions	7,568	175	(21)	7,722	71,280	1,377	(90)	72,567
Other securities	0	0	0	0	5,737	459	(15)	6,181

Total	$7,995	$180	$(21)	$8,154	$324,922	$2,874	$(3,537)	$324,259

All debt security unrealized losses are due to increased market yields relative to the yields of the amortized cost. None of the unrealized losses are due to credit risk of the underlying security. Management has the intention of holding these securities to maturity, and expects to realize the full amortized cost. All debt security issues are believed to be temporarily impaired with no future write-down expected. All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. At June 30, 2007, management does not consider these securities to be other-than-temporarily impaired.
NOTE 5: DERIVATIVES
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
The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not effective in hedging the change in fair value of the hedged item would be recognized immediately in current income. The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

	June 30, 2007			December 31, 2006			June 30, 2006
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)

Fair Value Hedges Pay fixed interest rate swaps	$29,431	$968	$(27)	$31,155	$557	$(200)	$29,633	$1,294	$(27)
Matched Client Hedges Client interest rate swaps	29,095	195	(48)	24,821	631	0	8,340	37	(2)
Client interest rate swaps with counterparty	29,095	48	(195)	24,821	0	(631)	8,340	2	(37)

Total	$87,621	$1,211	$(270)	$80,797	$1,188	$(831)	$46,313	$1,333	$(66)

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

	Amount	Rate	Maturity Date	Call Date
First Financial (OH) Statutory Trust I	$10,000	8.76%	9/25/32	9/25/07
First Financial (OH) Statutory Trust II	$20,000	8.45%	9/30/33	9/30/08

NOTE 7: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended					Six Months Ended
	2007		2006			June 30,
	June 30	Mar. 30	Dec. 31	Sep. 30	June 30	2007	2006

Balance at beginning of period	$27,407	$27,386	$31,888	$30,085	$40,656	$27,386	$42,485
Provision for loan losses	2,098	1,356	5,822	2,888	360	3,454	1,112
Loans charged off	2,130	2,153	6,541	2,157	3,655	4,283	6,920
Loans held for sale write-down	0	0	4,375	0	8,356	0	8,356
Recoveries	685	818	592	1,072	1,080	1,503	1,764

Balance at end of period	$28,060	$27,407	$27,386	$31,888	$30,085	$28,060	$30,085

Allowance for loan and lease losses to total ending loans	1.10%	1.10%	1.10%	1.27%	1.15%	1.10%	1.15%

The allowance for loan and lease losses related to loans that are identified as impaired, as defined by SFAS No. 114, as amended by SFAS No. 118, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
First Financial’s investment in impaired loans is as follows:

	Quarter Ended
	2007		2006
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Impaired loans requiring a valuation	$7,309	$2,911	$2,639	$5,305	$471

Valuation allowance	$3,477	$1,219	$1,523	$2,997	$360

Average impaired loans for the period	$8,435	$3,894	$8,791	$7,312	$3,134

For all periods presented above, there were no impaired loans that did not require a valuation allowance. First Financial recognized interest income on those impaired loans for the sixth months and quarter ended June 30, 2007, of $237 and $135, compared to $94 and $48 for the same periods in 2006. Interest income is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.
NOTE 8: INCOME TAXES
First Financial’s effective tax rate in the second quarter of 2007 was 32.99%, compared to 35.26% in the second quarter of 2006. The 2007 year-to-date effective tax rate was 32.97% compared to 32.17% in 2006.
First Financial’s income tax returns are subject to review and examination by federal, state, and local government authorities. Federal income tax audits have been resolved through 2004. The years open to examination by state and local government authorities vary by jurisdiction, and First Financial is not aware of any material outstanding examination matters.
Effective January 1, 2007, First Financial adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material financial impact on the consolidated financial statements of First Financial. As of January 1, 2007, there were no unrecognized tax benefits.
First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of noninterest expense.

NOTE 9: EMPLOYEE BENEFIT PLANS
Pension
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial does not expect, nor is it required, to make any contributions to its pension plan in 2007 due to the improved funded status of the pension plan. The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$851	$844	$1,701	$1,942
Interest cost	742	760	1,485	1,504
Expected return on plan assets	(1,122)	(734)	(2,243)	(1,421)
Amortization of transition asset	(12)	(14)	(24)	(28)
Amortization of prior service cost	12	14	25	28
Amortization of actuarial loss	227	280	453	622

Net periodic benefit cost	$698	$1,150	$1,397	$2,647

Amount recognized in accumulated other comprehensive income (loss) for the period ending June 30, 2007:

2007
Amortization of unrecognized net (gain)/loss from prior years	$453
Amortization of prior service cost	25
Amortization of unrecognized net asset at transition	(24)
Deferred taxes	(166)

Total reduction in accumulated other comprehensive income (loss) for the period	$288

Other
Several of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for retired employees. The following table sets forth the components of net periodic postretirement benefit costs for those retired employees.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest cost	$20	$21	$40	$42
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial loss	0	(1)	0	(2)

Net periodic postretirement benefit cost	$19	$19	$38	$38

Amount recognized in accumulated other comprehensive income (loss) for the period ending June 30, 2007:

2007
Amortization of unrecognized net (gain)/loss from prior years	$0
Amortization of prior service cost	(2)
Amortization of unrecognized net asset at transition	0
Deferred taxes	0

Total increase in accumulated other comprehensive income (loss) for the period	$(2)

NOTE 10: SUBSEQUENT EVENT
First Financial announced on July 30, 2007, that it is increasing the amount of planned shares to repurchase from up to one million shares during fiscal year 2007 to up to two million shares. As of July 28, 2007, 572,000 shares have been purchased under the existing plan. The remaining stock repurchases will be made pursuant to the amended 10b5-1 plan. Under the stock repurchase program, First Financial may repurchase common shares from time to time in compliance with SEC regulations, subject to market conditions and certain other contingencies established by the plan. The repurchases will continue to be funded from working capital and borrowings. First Financial repurchases shares under a plan adopted in 2000 and authorized by the board of directors of which 6,397,105 shares are available for repurchase.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited, dollars in thousands)
SUMMARY
MARKET STRATEGY
First Financial’s future growth and capital investment plans are primarily directed towards larger metropolitan markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and remain an important part of its funding plan. First Financial’s historical strength in a number of these markets should enable it to retain market share.
First Financial’s market strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, western Ohio, and northern Kentucky. In addition to geographic fit, each market should have growth potential and the ability to meet profit targets.
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
First Financial has 83 offices serving eight distinct markets with an average banking center deposit size of approximately $36,000. The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.
OVERVIEW OF OPERATIONS
Net income for the second quarter of 2007 was $8,172 or $0.21 in diluted earnings per share versus $4,358 or $0.11 for the second quarter of 2006. The $3,814 increase in net income was due to decreased noninterest expense of $9,244 and increased noninterest income of $303, partially offset by decreased net interest income of $2,346, increased provision expense for loan and lease losses of $1,738, and increased income tax expense of $1,649. Compared to first quarter of 2007 net income of $8,435 or $0.22 in diluted earnings per share, second quarter of 2007 net income decreased $263 due to decreased net interest income of $802, increased provision expense for loan and lease losses of $742, and decreased noninterest income of $612, partially offset by decreased noninterest expense of $1,770 and decreased income tax expense of $123.
Net income for the first six months of 2007 was $16,607 or $0.43 in diluted earnings per share versus $8,325 or $0.21 for the first six months of 2006. The $8,282 increase in net income was due to decreased noninterest expense of $16,911 and increased noninterest income of $2,076, partially offset by decreased net interest income of $4,142, increased income tax expense of $4,221, and increased provision expense for loan and lease losses of $2,342.
Return on average assets for the second quarter of 2007 was 1.00% compared to 0.51% for the comparable period in 2006 and 1.04% for the linked-quarter (second quarter of 2007 compared to the first quarter of 2007). Return on average shareholders’ equity for the second quarter of 2007 was 11.61% compared to 5.90% for the comparable period in 2006 and 11.94% for the linked-quarter.
Return on average assets for the first six months of 2007 was 1.02% compared to 0.48% for the comparable period in 2006. Return on average shareholders’ equity was 11.78% for the first six months of 2007, versus 5.65% for the comparable period in 2006.
A detailed discussion of the first six months and second quarter of 2007 results of operations follows.

NET INTEREST INCOME
Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investments. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net interest income	$29,601	$31,947	$60,004	$64,146
Tax equivalent adjustment	580	696	1,156	1,357

Net interest income — tax equivalent	$30,181	$32,643	$61,160	$65,503

Average earning assets	2,988,674	3,117,543	2,990,474	3,176,342

Net interest margin*	3.97%	4.11%	4.05%	4.07%
Net interest margin (fully tax equivalent)*	4.05%	4.20%	4.12%	4.16%

*	Margins are calculated using net interest income annualized divided by average earning assets.
Net interest income for the second quarter of 2007 was $29,601 compared to $31,947 in the second quarter of 2006, a decrease of $2,346 or 7.34%. This decrease is primarily due to a 4.13% net decline in the level of earnings assets, resulting primarily from the third quarter of 2006 sale of ten branches and their $101,414 of loans and $108,629 of deposits.
Net interest income on a linked-quarter basis decreased from $30,403 in the first quarter of 2007 to $29,601 in the second quarter of 2007, an $802 or 2.64% decrease. Linked-quarter net interest income remained flat, as included in the first quarter of 2007 was the impact from an accrual of income to convert certain consumer loans from a cycle-date basis of income recognition to a calendar-month basis, primarily due to consistent earning asset levels and stability in the net interest margin.
Year-to-date net interest income was $60,004 compared to $64,146 in 2006, a $4,142 or 6.46% decrease. This decrease is primarily due to a 5.85% net decline in the level of earning assets, resulting primarily from the balance sheet restructure completed in the first quarter of 2006, the third quarter of 2006 sale of ten branches and their associated loans and deposits, and continued effects of increased rates on deposits.
Second quarter of 2007 net interest margin of 3.97% decreased 14 basis points from 4.11% for the second quarter of 2006, reflecting the planned reduction in earning assets and an increase in deposit costs.
Linked-quarter net interest margin decreased 15 basis points from 4.12% to 3.97%. Approximately 10 basis points of the first quarter of 2007 net interest margin was due to the impact of an accrual of income to convert certain consumer loans from a cycle-date basis of income recognition to a calendar-month basis. The net interest margin remains relatively stable as the earning asset mix continues to shift from lower yielding indirect installment and conforming mortgage loans to higher yielding commercial and commercial real estate loans. These benefits were more than offset by the planned reduction in earning assets and a continued increase in deposit costs.
Year-to-date net interest margin was 4.05% in 2007 compared to 4.07% in 2006, reflecting the planned reduction in earning assets and an increase in deposit costs. Approximately 5 basis points of the year-to-date net interest margin was due to the first quarter of 2007 impact of an accrual of income to convert certain consumer loans from a cycle-date basis of income recognition to a calendar-month basis.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2007			March 31, 2007			June 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$93,986	$1,241	5.30%	$134,635	$1,756	5.29%	$122,413	$1,500	4.91%
Investment securities	364,050	4,673	5.15%	367,407	4,800	5.30%	380,532	4,855	5.12%
Loans (1):
Commercial loans	733,972	14,832	8.11%	686,947	13,982	8.25%	626,985	12,357	7.91%
Real estate — construction	118,425	2,268	7.68%	100,192	2,028	8.21%	83,719	1,522	7.29%
Real estate — commercial	658,021	11,423	6.96%	638,717	10,882	6.91%	651,347	10,476	6.45%

Real estate — retail	592,862	8,334	5.64%	620,843	8,674	5.67%	744,034	10,327	5.57%
Installment	170,750	2,616	6.15%	189,479	2,889	6.18%	262,019	3,940	6.03%
Home equity	231,993	4,674	8.08%	229,435	5,376	9.50%	222,878	4,365	7.86%
Credit card	23,944	694	11.63%	23,809	804	13.70%	22,017	620	11.30%
Lease financing	671	12	7.17%	830	22	10.75%	1,599	34	8.53%
Loan fees		438			407			745

Total loans	2,530,638	45,291	7.18%	2,490,252	45,064	7.34%	2,614,598	44,386	6.81%

Total earning assets	2,988,674	51,205	6.87%	2,992,294	51,620	7.00%	3,117,543	50,741	6.53%

Nonearning Assets
Cash and due from banks	94,541			94,384			115,406
Allowance for loan losses	(27,482)			(27,770)			(40,445)
Premises and equipment	79,491			79,819			76,150
Other assets	156,532			160,619			160,185

Total assets	$3,291,756			$3,299,346			$3,428,839

Interest-bearing liabilities
Deposits:
Interest-bearing	$606,320	2,945	1.95%	$646,548	3,302	2.07%	$702,138	3,485	1.99%
Savings	578,357	2,751	1.91%	545,101	2,353	1.75%	540,242	1,656	1.23%
Time	1,219,242	13,713	4.51%	1,215,264	13,354	4.46%	1,234,646	11,413	3.71%
Short-term borrowings	87,129	984	4.53%	88,533	996	4.56%	89,382	892	4.00%
Long-term borrowings	90,343	1,211	5.38%	93,080	1,212	5.28%	113,410	1,348	4.77%

Total interest-bearing liabilities	2,581,391	21,604	3.36%	2,588,526	21,217	3.32%	2,679,818	18,794	2.81%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	405,179			401,698			424,227
Other liabilities	22,832			22,669			28,707
Shareholders’ equity	282,354			286,453			296,087

Total liabilities and shareholders’ equity	$3,291,756			$3,299,346			$3,428,839

Net interest income		$29,601			$30,403			$31,947

Net interest spread			3.51%			3.68%			3.72%
Contribution of noninterest-bearing sources of funds			0.46%			0.44%			0.39%

Net interest margin (2)			3.97%			4.12%			4.11%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended June 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(136)	$9	$(127)	$30	$(212)	$(182)
Federal funds sold	2	(517)	(515)	116	(375)	(259)
Gross loans (1)	(986)	1,213	227	2,408	(1,503)	905

Total earning assets	(1,120)	705	(415)	2,554	(2,090)	464
Interest-bearing liabilities
Total interest-bearing deposits	$211	$189	$400	$3,445	$(590)	$2,855
Borrowed funds
Short-term borrowings	(7)	(5)	(12)	117	(25)	92
Federal Home Loan Bank long-term debt	2	(19)	(17)	43	(210)	(167)
Other long-term debt	9	7	16	30	0	30

Total borrowed funds	4	(17)	(13)	190	(235)	(45)

Total interest-bearing liabilities	215	172	387	3,635	(825)	2,810

Net interest income (2)	$(1,335)	$533	$(802)	$(1,081)	$(1,265)	($2,346)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.

	Changes for the
	Six Months Ended June 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$264	$(1,891)	$(1,627)
Federal funds sold	380	(465)	(85)
Gross loans (1)	6,537	(3,425)	3,112

Total earning assets	7,181	(5,781)	1,400
Interest-bearing liabilities
Total interest-bearing deposits	$8,149	$(1,218)	$6,931
Borrowed funds
Short-term borrowings	317	(125)	192
Federal Home Loan Bank long-term debt	(346)	(1,320)	(1,666)
Other long-term debt	85	0	85

Total borrowed funds	56	(1,445)	(1,389)

Total interest-bearing liabilities	8,205	(2,663)	5,542

Net interest income (2)	$(1,024)	$(3,118)	$(4,142)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.
NONINTEREST INCOME
Second quarter of 2007 noninterest income was $14,132, an increase of $303 or 2.19% from the second quarter of 2006. This increase was primarily due to higher trust and wealth management fees and bankcard income offset by lower service charge income on deposit accounts primarily as a result of the third quarter of 2006 branch sales.
On a linked-quarter basis, total noninterest income decreased $612 or 4.15%. The second quarter of 2007 included increases in service charge income on deposit accounts, trust and wealth management fees, and bankcard income totaling $1,102, which were more than offset by the $1,061 first quarter of 2007 gain on the sale of residential mortgage servicing rights and higher earnings from bank-owned life insurance.
Year-to-date noninterest income was $28,876 in 2007 compared to $26,800 in 2006, a $2,076 or 7.75% increase. This increase is primarily due to the gain on the sale of residential mortgage servicing rights in the first quarter of 2007 and related lower amortization expense, the first quarter of 2006 loss on sale of investment securities, higher trust and wealth management fees, bankcard income, and earnings from bank-owned life insurance. These increases were offset by lower service charge income on deposit accounts primarily as a result of the third quarter of 2006 branch sales.
NONINTEREST EXPENSE
Noninterest expense was significantly impacted during 2006 by the transition costs associated with First Financial’s execution of its Strategic plan, resulting in a reduction in noninterest expense of $9,244 or 23.90% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the following:
•	decreases in salaries and benefits of $5,976 primarily due to the $2,473 reduction in severance costs, $1,515 reduction in salaries and other performance and incentive-based compensation, $831 reduction in pension and other retirement-related expenses, and $782 reduction in health care costs as a result of lower staffing levels

•	decreases in data processing of $2,575 primarily due to the $1,073 in early termination fees on technology contracts incurred in the second quarter of 2006 and the impact of First Financial’s 2006 technology upgrade in which the company moved from an out-sourced to an in-house data processing environment

•	decreases in professional services of $766 primarily due to 2006 costs associated with our branding initiative, branch staffing, and recruiting fees, combined with an overall reduction in outside consulting usage
On a linked-quarter basis, noninterest expense was $1,770 or 5.67% less than the first quarter of 2007. The decrease in noninterest expense was primarily due to decreased salaries and other performance and incentive-based compensation of $1,028 and decreased severance costs of $805.
Year-to-date noninterest expense was $60,650 in 2007 compared to $77,561 in 2006, a $16,911 or 21.80% decrease, primarily due to the following:
•	decreases in salaries and benefits of $7,232 primarily due to a $1,695 reduction in severance costs, $2,212 reduction in salaries and other performance and incentive-based compensation, $1,844 reduction in pension and other retirement-related expenses, and $828 reduction in health care costs

•	decreases in data processing of $3,674 primarily due to a $1,073 reduction in early termination fees as well as the impact of First Financial’s 2006 technology upgrade in which the company moved from an out-sourced to an in-house data processing environment

•	decreases in professional services of $1,350 primarily due to 2006 costs associated with our corporate reorganization, branding initiative, branch staffing, and recruiting fees, combined with an overall reduction in outside consulting usage

•	decreases in other miscellaneous expenses including a debt extinguishment prepayment penalty associated with the balance sheet restructure completed in the first quarter of 2006 of $4,295, as well as a reduction in property losses of $433
INCOME TAXES
Income tax expense was $4,023 and $2,374 for the three months ended June 30, 2007, and 2006, respectively. The effective tax rate for the second quarter of 2007, and 2006, was 32.99% and 35.26%, respectively.
Income tax expense was $8,169 and $3,948 for the six months ended June 30, 2007, and 2006, respectively, with a tax benefit related to securities transactions of $0 and $175 for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007, and 2006, was 32.97% and 32.17%, respectively.

ASSETS
First Financial has continued to expand its commercial lending sales force and market presence over the past year, which is reflected in the planned loan mix shift to higher yielding commercial loans. Period-end commercial, commercial real estate, and construction loans, excluding the effects of the branch and loan sales, increased from $1,342,420 in the second quarter of 2006 to $1,549,703 in the second quarter of 2007, an increase of $207,283 or 15.44%, as summarized below:

				Annualized %	% Change
	June 30, 2007	March 31, 2007	June 30, 2006	Change Linked-Qtr.	Comparable-Qtr.
Period-end balances:
Commercial	$747,292	$709,341	$646,662	21.40%	15.56%
Real estate — commercial	676,679	647,126	640,869	18.27%	5.59%
Real estate — construction	125,732	107,867	95,603	66.25%	31.51%
Branch loan sale impact	—	—	(37,437)	—	—
Strategic loan sale impact	—	—	(3,277)	—	—

Total	$1,549,703	$1,464,334	$1,342,420	23.32%	15.44%

During late 2005 and early 2006, management made the decisions to exit indirect installment lending, to no longer hold its retail mortgage loan originations on the balance sheet, and to utilize the sale of loans to strategically manage the company’s asset mix, risk profile, and credit quality. Management estimates this has resulted in the cumulative reduction in loan balances as follows:

Indirect installment loan runoff	$176,725
Retail mortgage loan runoff	133,631
Strategic loan sales	260,423

Total	$570,779

Average loans for the second quarter of 2007 decreased $83,772 or 3.20% from the comparable period a year ago. Period-end commercial, commercial real estate, and construction loans, excluding the effects of the branch and loan sales, increased $207,283 or 15.44% from the second quarter of 2006.
Average total loans for the second quarter of 2007 increased $47,017 or 7.57% on an annualized basis from the first quarter of 2007, and average commercial, commercial real estate, and construction loans increased $86,901 or 24.42% on an annualized basis from the first quarter of 2007. Period-end commercial, commercial real estate, and construction loans increased approximately $85,369 or 23.32% on an annualized basis from the first quarter of 2007.
Year-to-date 2007 average total loans decreased $98,451 or 7.56% on an annualized basis from the comparable period in 2006; however, average commercial, commercial real estate, and construction loans increased $131,701 or 19.72% on an annualized basis from the comparable period in 2006.
Securities available-for-sale were $313,575 at June 30, 2007, compared to $326,633 at June 30, 2006 and $325,755 at March 31, 2007. The combined investment portfolio was 10.79% and 10.71% of total assets at June 30, 2007, and 2006, respectively, and 11.04% of total assets at March 31, 2007. At December 31, 2006, securities available-for-sale were $324,259, and the combined investment portfolio was 11.09% of total assets.
DEPOSITS
In total, average deposit balances have remained relatively stable over the past year, excluding the branch and related deposit sale. Consumer preference for higher-yielding money market accounts rather than more traditional transaction accounts, and the aggressiveness in market pricing for both transaction and certificate of deposit accounts, have made deposit growth difficult and have resulted in significant shifts in deposit mix. First Financial continues to expand its product offerings, primarily in the interest-bearing checking and savings account categories, to address competitive pressures and consumer demand.

Average deposits for the second quarter of 2007 decreased $92,155 or 3.18% from the comparable period a year ago. The decrease was primarily a result of the previously mentioned sale of branches in the third quarter of 2006 which included $108,629 of actual deposit balances.
Average deposits for the second quarter of 2007 remained relatively flat compared to the first quarter of 2007. Average interest-bearing deposits decreased $2,994 or 50 basis points, and average noninterest-bearing deposits increased $3,481 or 3.47%, both on an annualized basis from the first quarter of 2007.
Year-to-date 2007 average total deposits decreased $93,463 or 3.22% from the comparable period in 2006. The decrease was primarily a result of the previously mentioned sale of branches in the third quarter of 2006.
ALLOWANCE FOR LOAN LOSSES
Management maintains the allowance at a level that it considers sufficient to absorb inherent risks in the loan portfolio. Management’s evaluation in determining the adequacy of the allowance includes the evaluation of a number of factors including the loan and lease portfolios, past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and periodic evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans and the estimated value of underlying collateral. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.
The provision for loan and lease losses for the second quarter of 2007 was $2,098 compared to $360 for the same period in 2006 and $1,356 for the linked-quarter. Year-to-date provision for loan and lease losses was $3,454 for 2007 and $1,112 for 2006. The increase in provision expense from 2006 is primarily due to loan growth in the commercial, commercial real estate, and construction loan categories. Second quarter of 2007 net charge-offs were $1,445, an annualized 23 basis points of average loans, compared to second quarter of 2006 net charge-offs of $2,575, an annualized 40 basis points of average loans, excluding the second quarter of 2006 $8,356 impact from the transfer of approximately $38,098 of loans to loans held for sale. This lower level of net charge-offs in the second quarter 2007 is primarily due to lower commercial and commercial real estate loan charge-offs.
Second quarter of 2007 net charge-offs were $1,445, an annualized 23 basis points of average loans, compared to first quarter of 2007 net charge-offs of $1,335, an annualized 22 basis points of average loans. Year-to-date 2007 net charge-offs were $2,780, an annualized 22 basis points of average loans, compared to year-to-date 2006 net charge-offs of $5,156, an annualized 40 basis points of average loans, excluding the second quarter of 2006 $8,356 impact from the transfer of approximately $38,098 of loans to loans held for sale.
The allowance to ending loans ratio as of June 30, 2007, was 1.10% versus 1.15% for the same quarter a year ago and 1.10% as of March 31, 2007 and December 31, 2006. It is management’s belief that the second quarter of 2007 allowance for loan and lease losses of $28,060 is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios. First Financial does not have a concentration of credit in any particular industry. The table that follows indicates the activity in the allowance for loan losses for the quarters presented.

	Three Months Ended					Six Months Ended
	2007		2006			June 30,
	June 30	Mar. 30	Dec. 31	Sep. 30	June 30	2007	2006

ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$27,407	$27,386	$31,888	$30,085	$40,656	$27,386	$42,485
Provision for loan losses	2,098	1,356	5,822	2,888	360	3,454	1,112
Gross charge-offs
Commercial	920	746	5,675	1,238	3,521	1,666	5,037
Commercial real estate	176	146	1,099	119	5,818	322	6,094
Retail real estate	57	116	2,729	111	1,910	173	2,112
Installment	604	741	776	391	562	1,345	1,453
Home equity	149	139	331	78	11	288	220
All other	224	265	306	220	189	489	360

Total gross charge-offs (1)	2,130	2,153	10,916	2,157	12,011	4,283	15,276
Recoveries
Commercial	246	269	206	458	476	515	664
Commercial real estate	48	58	20	129	57	106	107
Retail real estate	10	18	4	130	78	28	88
Installment	288	346	292	315	425	634	775
Home equity	25	76	1	0	0	101	0
All other	68	51	69	40	44	119	130

Total recoveries	685	818	592	1,072	1,080	1,503	1,764

Total net charge-offs	1,445	1,335	10,324	1,085	10,931	2,780	13,512

Ending allowance for loan losses	$28,060	$27,407	$27,386	$31,888	$30,085	$28,060	$30,085

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED) (1)
Commercial	0.37%	0.28%	3.27%	0.48%	1.95%	0.33%	1.46%
Commercial real estate	0.08%	0.06%	0.69%	(0.01%)	3.55%	0.07%	1.87%
Retail real estate	0.03%	0.06%	1.66%	(0.01%)	0.99%	0.05%	0.54%
Installment	0.74%	0.85%	0.92%	0.13%	0.21%	0.80%	0.50%
Home equity	0.21%	0.11%	0.57%	0.13%	0.02%	0.16%	0.20%
All other	0.44%	0.70%	0.78%	0.60%	0.54%	0.56%	0.43%

Total net charge-offs (1)	0.23%	0.22%	1.64%	0.17%	1.68%	0.22%	1.05%

(1)	December 31, 2006 and June 30, 2006 charge-offs include $4,375 and $8,356, respectively, in loans held for sale write-downs to the lower of cost or estimated fair market value.
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which includes nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, of $17,165 increased $1,318 from $15,847 at the end of the second quarter of 2006 primarily due to higher commercial and commercial real estate nonaccrual loans. A large percentage of underperforming assets are secured by real estate and this collateral has been appropriately considered in evaluating the adequacy of the allowance for loan and lease losses at June 30, 2007. The ratio of nonperforming assets to ending loans increased from 58 basis points at the end of the second quarter of 2006 to 67 basis points at the end of the second quarter of 2007, partially driven by a reduction in total loans.
Total underperforming assets increased $3,059 from $14,106 at the end of the first quarter of 2007 to $17,165 at the end of the second quarter of 2007 primarily due to the transfer of four commercial loan relationships to nonaccrual status. The ratio of nonperforming assets to ending loans increased from 56 basis points at the end of the first quarter of 2007 to 67 basis points at the end of the second quarter of 2007.
Accruing loans, including loans impaired under FASB Statement No. 114, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.
The table that follows shows the categories that are included in nonperforming and underperforming assets as of June 30, 2007, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2007		2006
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Nonaccrual loans
Commercial	$6,812	$2,529	$2,610	$8,056	$4,301
Commercial real estate	4,140	4,947	4,102	4,487	3,107
Retail real estate	1,694	1,311	1,482	3,604	2,362
Installment	681	920	1,328	1,619	1,529
Home equity	1,048	1,038	698	854	831
All other	21	20	16	72	72

Total nonaccrual loans	14,396	10,765	10,236	18,692	12,202
Restructured loans	581	588	596	603	610

Total nonperforming loans	14,977	11,353	10,832	19,295	12,812
Other real estate owned (OREO)	2,023	2,672	2,334	2,859	2,277

Total nonperforming assets	17,000	14,025	13,166	22,154	15,089

Accruing loans past due 90 days or more	165	81	185	788	758

Total underperforming assets	$17,165	$14,106	$13,351	$22,942	$15,847

Allowance for loan and lease losses to
Nonaccrual loans	194.92%	254.59%	267.55%	170.60%	246.56%
Nonperforming assets	165.06%	195.42%	208.01%	143.94%	199.38%
Total ending loans	1.10%	1.10%	1.10%	1.27%	1.15%
Nonaccrual loans to total loans	0.56%	0.43%	0.41%	0.74%	0.47%
Nonperforming assets to
Ending loans, plus OREO	0.67%	0.56%	0.53%	0.88%	0.58%
Total assets	0.52%	0.42%	0.40%	0.67%	0.44%
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
Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources, and collateralized borrowings. First Financial’s most stable source of liability-funded liquidity for both its long and short-term needs is deposit growth and retention of the core deposit base. The deposit base is diversified among individuals, partnerships, corporations, public entities, and geographic markets. This diversification helps First Financial minimize dependence on large concentrations of funding sources.
Capital expenditures, such as banking center expansions and technology investments, were $2,709 and $8,591 for the first six months of 2007 and 2006, respectively. In addition, remodeling is a planned and ongoing process given the 83 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of June 30, 2007, were approximately $2,046. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $313,575 at June 30, 2007. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $440 at June 30, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Overnight federal funds sold totaled $55,000 at June 30, 2007.
Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. As of June 30, 2007, the subsidiary bank’s dividend capacity to First Financial was $473, plus the subsidiary bank’s earnings for the remainder of 2007, without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.
First Financial Bancorp maintains a $75,000 short-term revolving credit facility with an unaffiliated bank. This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2007, the outstanding balance was $52,500 compared to an outstanding balance of $36,500 at June 30, 2006, and $39,500 at December 31, 2006. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial entered into the current facility during the first quarter of 2007 for a period of one year, and the credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels. The Corporation was in full compliance with all covenants as of June 30, 2007. First Financial Bancorp makes quarterly interest payments on its junior subordinated debentures owed to two unconsolidated subsidiary trusts with year-to-date interest expense totaling $1,322 and $1,237 for the six months ending June 30, 2007, and 2006, respectively and quarter-to-date interest expense for those same periods of $669 and $639, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2007, that First Financial met all capital adequacy requirements to which it was subject. At June 30, 2007, and December 31, 2006, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since those notifications that management believes has changed the institution’s category.
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
For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for Total risk-based capital including intangibles and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2007 and the year ended December 31, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital to risk-weighted assets Consolidated	$324,056	12.18%	$212,793	8.00%	N/A	10.00%
First Financial Bank	339,772	12.95%	209,826	8.00%	$262,282	10.00%
Tier 1 capital to risk-weighted assets Consolidated	295,996	11.13%	106,397	4.00%	N/A	6.00%
First Financial Bank	304,582	11.61%	104,913	4.00%	157,369	6.00%
Tier 1 capital to average assets Consolidated	295,996	9.04%	130,500	4.00%	N/A	5.00%
First Financial Bank	304,582	9.40%	129,120	4.00%	161,400	5.00%

December 31, 2006
Total capital to risk-weighted assets Consolidated	$326,779	12.81%	$204,120	8.00%	N/A	10.00%
First Financial Bank	330,128	13.14%	200,921	8.00%	$251,151	10.00%
Tier 1 capital to risk-weighted assets Consolidated	299,199	11.73%	102,060	4.00%	N/A	6.00%
First Financial Bank	295,595	11.77%	100,460	4.00%	150,690	6.00%
Tier 1 capital to average assets Consolidated	299,199	9.02%	132,109	4.00%	N/A	5.00%
First Financial Bank	295,595	9.02%	130,564	4.00%	163,205	5.00%
CRITICAL ACCOUNTING POLICIES
The accounting and financial reporting policies of First Financial comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan losses, pension costs, goodwill, and income taxes.
Allowance for loan and lease losses — The level of the allowance for loan and lease losses (allowance) is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off when management believes that full collectiblity of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the adequacy of the allowance can result primarily from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected in the allowance when known. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. Though management believes the allowance for loan losses to be adequate as of June 30, 2007, ultimate losses may vary from current estimates.

Pension — First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.
Goodwill and other intangible assets — Goodwill and intangible assets deemed to have indefinite lives, if any, are not amortized, but are subject to annual impairment tests. Core deposit intangibles are amortized on a straight-line basis over their useful lives. Core deposit intangibles are being amortized over varying periods, none of which exceeds 10 years.
Income taxes — The calculation of First Financial’s income tax provision is complex and requires the use of estimates and judgments in its determination. First Financial estimates income tax expense based on amounts expected to be owed to various tax jurisdictions. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets or other liabilities in the Consolidated Balance Sheets. In estimating accrued taxes, First Financial assesses the appropriate tax treatment considering statutory, judicial, and regulatory guidance, including consideration of any reserve required for potential examination issues. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can be significant to the operating results of First Financial. The potential impact to First Financial’s operating results for any of the changes cannot be reasonably estimated. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. First Financial and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate return basis, and remits to First Financial amounts determined to be currently payable.
ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2007 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) the Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements.
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
The interest rate risk position is measured and monitored using income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
Presented below is the estimated impact on First Financial’s net interest income as of June 30, 2007, assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2007	(8.62%)	(2.85%)	2.08%	3.62%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a neutral rate risk position of a positive 0.40% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of June 30, 2007, assuming immediate, parallel shifts in the yield curve:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2007	(20.60%)	(6.60%)	3.54%	3.47%
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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the second quarter of 2007.
Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)	(b)	of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through April 30, 2007	82,324	$15.30	80,000	6,645,105
May 1 through May 31, 2007	88,000	15.10	88,000	6,557,105
June 1 through June 30, 2007	84,000	14.81	84,000	6,473,105

Total	254,324	$15.07	252,000	6,473,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through April 30, 2007	0	$0.00
May 1 through May 31, 2007	0	0.00
June 1 through June 30, 2007	0	0.00

Total	0	$0.00

Director Fee Stock Plan
April 1 through April 30, 2007	2,324	$15.07
May 1 through May 31, 2007	0	0.00
June 1 through June 30, 2007	0	0.00

Total	2,324	$15.07

Stock Option Plans
April 1 through April 30, 2007	0	$0.00
May 1 through May 31, 2007	0	0.00
June 1 through June 30, 2007	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of June 30, 2007, all shares approved under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
1/25/2000	7,507,500	None
2/25/2003	2,243,715	None

Item 4.	Submission of Matters to a Vote of Security Holders
     On May 1, 2007, First Financial held its annual meeting of shareholders, the results of which follow:
1)	Election of four directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld
J. Wickliffe Ach	3 years	30,984,081	97.9%	678,083
Donald M. Cisle, Sr.	3 years	30,625,793	96.7%	1,033,371
Corinne R. Finnerty	3 years	23,859,522	75.4%	7,799,642
Richard E. Olszewski	3 years	30,957,058	97.8%	702,106
     Directors whose terms continue beyond the Annual Meeting in 2007:
     Class I expiring in 2008:
     Claude E. Davis
     Steven C. Posey
     Susan L. Knust
     Class II expiring in 2009:
     Murph Knapke
     William J. Kramer
     Barry S. Porter
2)	Proposal to approve an amendment to the Corporation’s Regulations to allow the Board of Directors to authorize the Corporation to issue shares without issuing physical certificates:

		% of Total
		Shares	Votes	Votes
	Votes For	Outstanding	Against	Abstained
Amendment to Corporation’s Regulations	30,165,425	77.2%	1,253,505	240,235
     No other matters were brought before the meeting for a vote.

Item 6.	Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.3	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.4	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.5	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3,Registration No. 333-25745.

10.6	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.7	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.8	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.
10.9	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.10	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.11	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.12	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.13	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.14	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.15	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.17	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.18	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.19	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.20	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.21	Severance Agreement and Release between Rex A. Hockemeyer and First Financial Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.22	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between Mark Immelt and First Financial Bancorp. dated June 30, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.24	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.25	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.26	First Financial Bancorp. Severance Pay Plan as approved January 1, 2007, incorporated herein by reference to the Form 10-K filed on February 27, 2007. File No. 000-12379.

10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on May 5, 2007. File No. 000-12379.

14	First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings

J. Franklin Hall Executive Vice President and Chief Financial Officer	Anthony M. Stollings Senior Vice President, Chief Accounting Officer, and Controller

Date 8/3/07	Date 8/3/07