Form 10-Q
period 2007-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2007-11-05
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12379
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(I.R.S. Employer	(State or other jurisdiction of
incorporation or organization)	Identification No.)

300 High Street, Hamilton, Ohio	45011

(Address of principal executive offices)	(Zip Code)
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common stock, No par value	37,372,133

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$92,414	$119,407

Federal funds sold	71,700	102,000
Investment securities held-to-maturity (market value $5,591 at September 30, 2007 and $8,154 at December 31, 2006)	5,467	7,995
Investment securities available-for-sale, at market value (cost $309,915 at September 30, 2007 and $324,922 at December 31, 2006)	307,908	324,259
Other investments	33,969	33,969
Loans held for sale	5,763	8,824
Loans:
Commercial	774,059	673,445
Real estate — construction	155,495	101,688
Real estate — commercial	684,931	623,603
Real estate — residential	556,255	628,579
Installment	149,881	198,881
Home equity	245,853	228,128
Credit card	24,904	24,587
Lease financing	500	923

Total loans	2,591,878	2,479,834
Less:
Allowance for loan and lease losses	29,136	27,386

Net loans	2,562,742	2,452,448
Premises and equipment, net	78,214	79,609
Goodwill	28,261	28,261
Other intangibles	828	5,842
Accrued interest and other assets	141,890	138,985

TOTAL ASSETS	$3,329,156	$3,301,599

LIABILITIES
Deposits:
Interest-bearing	$611,764	$667,305
Savings	595,664	526,663
Time	1,253,383	1,179,852

Total interest-bearing deposits	2,460,811	2,373,820
Noninterest-bearing	389,070	424,138

Total deposits	2,849,881	2,797,958
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	26,749	57,201
Other	74,500	39,500

Total short-term borrowings	101,249	96,701
Federal Home Loan Bank long-term debt	55,317	63,762
Other long-term debt	20,620	30,930
Accrued interest and other liabilities	30,386	26,769

TOTAL LIABILITIES	3,057,453	3,016,120

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2007 and 2006	391,355	392,736
Retained earnings	77,745	71,320
Accumulated comprehensive loss	(7,569)	(13,375)
Treasury Stock, at cost 11,153,181 shares in 2007 and 9,313,207 shares in 2006	(189,828)	(165,202)

TOTAL SHAREHOLDERS’ EQUITY	271,703	285,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,329,156	$3,301,599

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$46,606	$45,484	$136,961	$132,727
Investment securities
Taxable	3,667	3,728	11,320	12,667
Tax-exempt	863	996	2,683	3,157

Total investment securities interest	4,530	4,724	14,003	15,824
Federal funds sold	1,048	2,116	4,045	5,198

Total interest income	52,184	52,324	155,009	153,749
Interest expense
Deposits	20,528	19,176	58,946	50,663
Short-term borrowings	1,041	953	3,021	2,741
Long-term borrowings	532	686	1,633	3,453
Subordinated debentures and capital securities	666	686	1,988	1,923

Total interest expense	22,767	21,501	65,588	58,780

Net interest income	29,417	30,823	89,421	94,969
Provision for loan and lease losses	2,558	2,888	6,012	4,000

Net interest income after provision for loan and lease losses	26,859	27,935	83,409	90,969

Noninterest income
Service charges on deposit accounts	5,396	5,672	15,436	16,192
Trust and wealth management fees	4,721	3,949	13,407	12,277
Bankcard income	1,422	1,023	4,086	3,311
Net gains from sales of loans	203	2,468	549	2,972
Gains on sales of branches	0	12,545	0	12,545
Gain on sale of mortgage servicing rights	0	0	1,061	0
Gains (losses) on sales of investment securities	367	0	367	(476)
Other	2,341	2,623	8,420	8,259

Total noninterest income	14,450	28,280	43,326	55,080

Noninterest expenses
Salaries and employee benefits	17,288	19,968	53,383	63,295
Net occupancy	2,728	2,802	8,019	8,339
Furniture and equipment	1,684	1,297	5,019	4,111
Data processing	1,010	3,058	2,673	8,395
Marketing	407	1,138	1,918	2,468
Communication	664	821	2,327	2,130
Professional services	964	2,342	3,033	5,761
Debt extinguishment	0	0	0	4,295
Other	3,980	5,759	13,003	15,952

Total noninterest expenses	28,725	37,185	89,375	114,746

Income before income taxes	12,584	19,030	37,360	31,303
Income tax expense	4,211	6,911	12,380	10,859

Net income	$8,373	$12,119	$24,980	$20,444

Earnings per share — basic	$0.22	$0.31	$0.64	$0.52

Earnings per share — diluted	$0.22	$0.31	$0.64	$0.52

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48

Average basic shares outstanding	38,383,228	39,612,408	38,820,545	39,592,908

Average diluted shares outstanding	38,383,228	39,619,786	38,825,940	39,623,911

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2007	2006
Operating activities
Net income	$24,980	$20,444
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	6,012	4,000
Depreciation and amortization	6,039	6,326
Stock-based compensation expense	845	1,306
Pension expense	2,053	3,971
Net amortization of premiums and accretion of discounts on investment securities	109	(154)
(Gains) losses on sales of investment securities	(367)	476
Originations of loans held for sale	(68,027)	(64,509)
Net gains from sales of loans held for sale	(549)	(2,972)
Proceeds from sales of loans held for sale	76,564	66,803
Deferred income taxes	(2,476)	5,789
Increase in interest receivable	(3,170)	(409)
Increase in cash surrender value of life insurance	(3,983)	(2,094)
Increase in prepaid expenses	(1,886)	(1,598)
Increase in accrued expenses	593	1,304
Increase in interest payable	1,911	717
Contribution to pension plan	0	(5,871)
Other	9,397	5,618

Net cash provided by operating activities	48,045	39,147

Investing activities
Proceeds from sales of securities available-for-sale	392	184,902
Proceeds from calls, paydowns and maturities of securities available-for-sale	41,219	58,874
Purchases of securities available-for-sale	(26,346)	(13,157)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	3,162	4,497
Purchases of securities held-to-maturity	(634)	0
Net decrease (increase) in federal funds sold	30,300	(3,000)
Net (increase) decrease in loans and leases	(123,437)	99,773
Proceeds from surrender of life insurance policies	10,823	0
Proceeds from disposal of other real estate owned	1,308	2,510
Purchases of premises and equipment	(4,378)	(12,534)

Net cash (used in) provided by investing activities	(67,591)	321,865

Financing activities
Net increase (decrease) in total deposits	51,923	(148,718)
Net increase (decrease) in short-term borrowings	4,548	(18,505)
Payments on long-term borrowings	(8,445)	(218,458)
Redemption of junior subordinated debt	(10,000)	0
Cash dividends paid	(18,774)	(19,528)
Purchase of common stock	(26,834)	(2,369)
Proceeds from exercise of stock options	81	254
Excess tax benefit on share-based compensation	54	98

Net cash used in financing activities	(7,447)	(407,226)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(26,993)	(46,214)
Cash and cash equivalents at beginning of period	119,407	163,281

Cash and cash equivalents at end of period	$92,414	$117,067

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands except per share data)

				Accumulated comprehensive
				income (loss)
	Common	Common		Unrealized gain
	stock	stock	Retained	(loss) on AFS	Pension	Treasury stock
	shares	amount	earnings	securities	obligation	Shares	Amount	Total

Balance at January 1, 2006	48,558,614	$392,607	$75,357	$(314)	$(7,562)	(8,995,134)	$(160,207)	$299,881

Net income			20,444					20,444

Unrealized holding losses on securities available-for-sale arising during the period				(705)				(705)

Total comprehensive income								19,739
Cash dividends declared ($0.48 per share)			(19,018)					(19,018)

Purchase of common stock						(152,000)	(2,369)	(2,369)
Tax benefit on stock option exercise		98						98
Exercise of stock options, net of shares purchased		(213)				24,589	452	239
Restricted stock awards, net		(1,642)				71,647	1,291	(351)
Share-based compensation expense		1,306						1,306

Balances at September 30, 2006	48,558,614	392,156	76,783	(1,019)	(7,562)	(9,050,898)	(160,833)	299,525

Balances at January 1, 2007	48,558,614	392,736	71,320	(420)	(12,955)	(9,313,207)	(165,202)	285,479

Net income			24,980					24,980

Unrealized holding losses on securities available-for-sale arising during the period				(855)				(855)

Pension obligation					6,661			6,661

Total comprehensive income								30,786
Cash dividends declared ($0.48 per share)			(18,555)					(18,555)
Purchase of common stock						(1,965,700)	(26,834)	(26,834)
Tax benefit on stock option exercise		54						54
Exercise of stock options, net of shares purchased		(58)				8,474	139	81
Restricted stock awards, net		(2,222)				117,252	2,069	(153)
Share-based compensation expense		845						845

Balances at September 30, 2007	48,558,614	$391,355	$77,745	$(1,275)	$(6,294)	(11,153,181)	$(189,828)	$271,703

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.
NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries — First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisor. All intercompany transactions and accounts have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2006. These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under U.S. generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated balance sheet as of December 31, 2006, has been derived from the audited financial statements in the company’s 2006 Form 10-K.
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
In July of 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer under certain conditions should recognize a liability for future benefits. First Financial has purchased bank-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the Consolidated Balance Sheets in accrued interest and other assets. The carrying value was $76.1 million at September 30, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for certain senior officers of First Financial and its subsidiaries. First Financial is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on its Consolidated Financial Statements.

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
Standby letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default and surfaces in the form of credit risk. First Financial had issued standby letters of credit aggregating $27.1 million and $24.7 million at September 30, 2007, and December 31, 2006, respectively.
Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses arising from these letters of credit.
Loan commitments are agreements to lend to a client as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $744.3 million and $633.1 million at September 30, 2007, and December 31, 2006, respectively. Management does not anticipate any material losses as a result of these commitments.

NOTE 4: INVESTMENTS
The following is a summary of investment securities as of September 30, 2007 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$80,126	$138	$(182)	$80,082
Mortgage-backed securities	314	3	(1)	316	158,899	707	(3,183)	156,423
Obligations of state and other political subdivisions	5,153	140	(18)	5,275	60,798	892	(58)	61,632
Other securities	0	0	0	0	10,092	166	(487)	9,771

Total	$5,467	$143	$(19)	$5,591	$309,915	$1,903	$(3,910)	$307,908

The following is a summary of investment securities as of December 31, 2006 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$63,118	$223	$(205)	$63,136
Mortgage-backed securities	427	5	0	432	184,787	815	(3,227)	182,375
Obligations of state and other political subdivisions	7,568	175	(21)	7,722	71,280	1,377	(90)	72,567
Other securities	0	0	0	0	5,737	459	(15)	6,181

Total	$7,995	$180	$(21)	$8,154	$324,922	$2,874	$(3,537)	$324,259

All unrealized losses on debt securities are due to higher current market yields relative to the yields of the debt securities at their amortized cost. None of the unrealized losses are due to credit risk of the underlying collateral of the debt security. First Financial has the intent and ability to hold all debt security issues temporarily impaired until maturity or recovery of book value. All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. At September 30, 2007, management does not consider these securities to be other-than-temporarily impaired.
NOTE 5: DERIVATIVES
The use of derivative instruments allows First Financial to meet the needs of its clients while managing the interest-rate risk associated with certain transactions. First Financial’s board of directors has authorized the use of certain derivative products, including interest rate caps, floors, and swaps. Currently, First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but also are designed to achieve First Financial’s desired interest rate risk profile at the time.
First Financial’s accounting policy for derivatives is based upon SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments.
The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in current income. The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

	September 30, 2007			December 31, 2006			September 30, 2006
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)

Fair Value Hedges
Pay fixed interest rate swaps	$29,126	$384	$(256)	$31,155	$557	$(200)	$31,365	$558	$(226)
Matched Client Hedges
Client interest rate swaps	38,590	1,052	0	24,821	631	0	24,965	671	0
Client interest rate swaps with counterparty	38,590	0	(1,052)	24,821	0	(631)	24,965	0	(671)

Total	$106,306	$1,436	$(1,308)	$80,797	$1,188	$(831)	$81,295	$1,229	$(897)

NOTE 6: OTHER LONG-TERM DEBT
Other long-term debt, which appears on the balance sheet, consists of junior subordinated debentures owed to unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by First Financial (OH) Statutory Trust II and in the third quarter of 2002 by First Financial (OH) Statutory Trust I, both statutory business trusts.
The debentures issued in 2002 were eligible for early redemption by First Financial in September 2007, with a final maturity in 2032. In September 2007, First Financial redeemed all the underlying capital securities relating to First Financial (OH) Statutory Trust I. The total outstanding capital securities redeemed were $10 million. The debentures issued in 2003 are eligible for early redemption by First Financial in September 2008, with a final maturity in 2033.
First Financial owns 100% of the common equity of the remaining trust. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month LIBOR (London Inter-Bank Offered Rate). First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines, but are limited to 25% of qualifying Tier I capital.

			Maturity
(dollars in $000’s)	Amount	Rate	Date	Call Date
First Financial (OH) Statutory Trust II	$20,000	8.46%	9/30/33	9/30/08

NOTE 7: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended					Nine Months Ended
	2007			2006		Sep. 30,
	Sep. 30	June 30	Mar. 30	Dec. 31	Sep. 30	2007	2006

Balance at beginning of period	$28,060	$27,407	$27,386	$31,888	$30,085	$27,386	$42,485
Provision for loan losses	2,558	2,098	1,356	5,822	2,888	6,012	4,000
Loans charged off	(2,097)	(2,130)	(2,153)	(6,541)	(2,157)	(6,380)	(9,077)
Loans held for sale write-down	0	0	0	(4,375)	0	0	(8,356)
Recoveries	615	685	818	592	1,072	2,118	2,836

Balance at end of period	$29,136	$28,060	$27,407	$27,386	$31,888	$29,136	$31,888

Allowance for loan and lease losses to total ending loans	1.12%	1.10%	1.10%	1.10%	1.27%	1.12%	1.27%

The allowance for loan and lease losses related to loans that are identified as impaired, as defined by SFAS No. 114, as amended by SFAS No. 118, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2007			2006
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Impaired loans requiring a valuation	$5,325	$7,309	$2,911	$2,639	$5,305

Valuation allowance	$2,756	$3,477	$1,219	$1,523	$2,997

Average impaired loans for the period	$8,921	$8,435	$3,894	$8,791	$7,312

For all periods presented above, there were no impaired loans that did not require a valuation allowance. First Financial recognized interest income on impaired loans for the nine months and quarter ended September 30, 2007, of $0.3 million and $0.1 million, compared to $0.2 million and $0.1 million for the same periods in 2006. Interest income is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.
NOTE 8: INCOME TAXES
First Financial’s effective tax rate in the third quarter of 2007 was 33.5%, compared to 36.3% in the third quarter of 2006. The 2007 year-to-date effective tax rate was 33.1% compared to 34.7% in 2006.
First Financial’s income tax returns are subject to review and examination by federal, state, and local government authorities. The calendar years through 2004 have been closed by the Internal Revenue Service. The years open to examination by state and local government authorities vary by jurisdiction, and First Financial is not aware of any material outstanding examination matters.
Effective January 1, 2007, First Financial adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material financial impact on the consolidated financial statements of First Financial. As of September 30, 2007, there were no unrecognized tax benefits.
First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of noninterest expense.

NOTE 9: EMPLOYEE BENEFIT PLANS
Pension
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. Effective in the third quarter of 2007, First Financial amended the defined benefit pension plan formula to change the determination of participant benefits from a final average earnings plan to a cash balance plan. Pension plan participants prior to July 1, 2007, will transition to the amended plan on January 1, 2008. After July 1, 2007, newly eligible participants will enter the amended plan upon their eligibility date. First Financial does not expect, nor is it required, to make any contributions to its pension plan in 2007 due to the improved funded status of the pension plan.
The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income (dollars in $000’s).

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$881	$844	$2,582	$2,786
Interest cost	686	760	2,172	2,264
Expected return on plan assets	(1,084)	(734)	(3,327)	(2,155)
Amortization of transition asset	(12)	(14)	(36)	(42)
Amortization of prior service cost	(45)	14	(20)	42
Amortization of actuarial loss	229	280	682	902

Net periodic benefit cost	$655	$1,150	$2,053	$3,797

Amount recognized in accumulated other comprehensive income (loss) for the period ending September 30, 2007 (dollars in $000’s):

2007
Prior service credit	$7,003
Net actuarial loss reduction	2,898
Amortization of unrecognized net loss from prior years	682
Amortization of prior service cost	(20)
Amortization of unrecognized net asset at transition	(36)
Deferred taxes	(3,864)

Total net increase in accumulated other comprehensive income (loss) for the period	$6,663

Other
Several of First Financial’s subsidiaries maintain health care and, in limited instances, life insurance plans for retired employees. The following table sets forth the components of net periodic postretirement benefit costs for those retired employees (dollars in $000’s).

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest cost	$20	$21	$60	$63
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial loss	0	(1)	0	(3)

Net periodic postretirement benefit cost	$19	$19	$57	$57

Amount recognized in accumulated other comprehensive income (loss) for the period ending September 30, 2007 (dollars in $000’s):

2007
Amortization of unrecognized net (gain)/loss from prior years	$0
Amortization of prior service cost	(3)
Amortization of unrecognized net asset at transition	0
Deferred taxes	1

Total net reduction in accumulated other comprehensive income (loss) for the period	$(2)

NOTE 10: SUBSEQUENT EVENT
On October 11, 2007, First Financial announced the formation of a long-term exclusive marketing agreement and the sale of its merchant payment processing portfolio to Metavante Corporation, the current technology provider for First Financial. Under the terms of the agreement, merchant processing will be offered by Metavante to existing clients of First Financial, and First Financial will jointly market merchant processing with Metavante to prospective clients. In exchange for 1,743 merchant accounts in the portfolio, First Financial expects to record a pre-tax gain of approximately $5.5 million net of expenses or approximately $0.09 per share in the fourth quarter of 2007.
On October 11, 2007, First Financial also announced that it expects to recognize a fourth quarter of 2007 pre-tax charge of approximately $2.3 million to $2.7 million, or $0.04 to $0.05 per share, related to a SFAS No, 88 settlement charge for its defined benefit pension plan. This charge is similar in nature to the charge First Financial recognized in the fourth quarter of 2006 in the amount of $3.1 million, or $0.05 per share. The 2007 SFAS No. 88 settlement charge will be incurred as a result of First Financial’s staff changes in 2006 and 2007 and represents the expected future costs associated with maintaining the pension benefit for former employees who elected to take a lump-sum distribution during the calendar year 2007 of their pension benefit. Expected fourth quarter of 2007 distributions, combined with contributions made during the first nine months of 2007, have triggered this settlement charge. This charge is an acceleration of costs that were previously deferred under pension accounting rules and recognized over time; accordingly, the future pension expense is expected to decline.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)
SUMMARY
MARKET STRATEGY
First Financial’s future growth and capital investment plans are primarily directed towards its larger metropolitan markets. The smaller markets in which First Financial operates have historically provided stable, low-cost funding sources and remain an important part of its funding plan. First Financial’s historical strength in a number of these markets should enable it to retain market share.
First Financial’s market strategy is to serve a combination of metropolitan and non-metropolitan markets in Indiana, western Ohio, and northern Kentucky. In addition to geographic fit, any new markets should have growth potential and the ability to meet profit targets.
As key components to executing its market strategy, First Financial completed the sale of ten and closure of seven banking centers in August of 2006. The sale was completed in three separate transactions with total net gains of $12.5 million or $0.20 in diluted earnings per share. Total deposits of $108.6 million were assumed by and total loans of $101.4 million were sold to the acquirers. The deposits and loans of the closed banking centers were transferred to other existing First Financial banking centers.
First Financial has 83 offices serving eight distinct markets with an average banking center deposit size of approximately $36 million. The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.
OVERVIEW OF OPERATIONS
Net income for the third quarter of 2007 was $8.4 million or $0.22 in diluted earnings per share versus $12.1 million or $0.31 in diluted earnings per share for the third quarter of 2006. The $3.7 million decrease in net income was due to decreased noninterest income of $13.8 million primarily due to the previously mentioned third quarter of 2006 net gain on the sales of branches, and decreased net interest income of $1.4 million, partially offset by decreased noninterest expense of $8.5 million, decreased provision expense for loan and lease losses of $0.3 million, and decreased income tax expense of $2.7 million. Compared to second quarter of 2007 net income of $8.2 million or $0.21 in diluted earnings per share, third quarter of 2007 net income increased $0.2 million due to increased noninterest income of $0.3 million and decreased noninterest expense of $0.7 million, partially offset by decreased net interest income of $0.2 million, increased provision expense for loan and lease losses of $0.4 million, and increased income tax expense of $0.2 million.
Net income for the first nine months of 2007 was $25.0 million or $0.64 in diluted earnings per share versus $20.4 million or $0.52 in diluted earnings per share for the first nine months of 2006. The $4.6 million increase in net income was due to decreased noninterest expense of $25.4 million, partially offset by decreased noninterest income of $11.8 million, decreased net interest income of $5.5 million, increased income tax expense of $1.5 million, and increased provision expense for loan and lease losses of $2.0 million.
Return on average assets for the third quarter of 2007 was 1.00% compared to 1.40% for the comparable period in 2006 and 1.00% for the linked-quarter (third quarter of 2007 compared to the second quarter of 2007). Return on average shareholders’ equity for the third quarter of 2007 was 12.03% compared to 16.09% for the comparable period in 2006 and 11.61% for the linked-quarter.

Return on average assets for the first nine months of 2007 was 1.01% compared to 0.79% for the comparable period in 2006. Return on average shareholders’ equity was 11.86% for the first nine months of 2007, versus 9.18% for the comparable period in 2006.
A detailed discussion of the third quarter and first nine months of 2007 results of operations follows.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in $000’s)	2007	2006	2007	2006
Net interest income	$29,417	$30,823	$89,421	$94,969
Tax equivalent adjustment	564	586	1,720	1,943

Net interest income — tax equivalent	$29,981	$31,409	$91,141	$96,912

Average earning assets	$3,007,663	$3,109,040	$2,996,267	$3,153,661
Net interest margin *	3.88%	3.93%	3.99%	4.03%

Net interest margin (fully tax equivalent) *	3.95%	4.01%	4.07%	4.11%

*	Margins are calculated using net interest income annualized divided by average earning assets.
Net interest income for the third quarter of 2007 was $29.4 million compared to $30.8 million in the third quarter of 2006, a decrease of $1.4 million or 4.6%. This decrease is primarily due to a 3.3% net decline in the level of average earnings assets, resulting primarily from the third quarter of 2006 sale of ten branches and their $101.4 million of loans and $108.6 million of deposits.
Net interest income on a linked-quarter basis remained relatively flat, decreasing from $29.6 million in the second quarter of 2007 to $29.4 million in the third quarter of 2007, a $0.2 million or 2.5% annualized decrease. This slight decline in net interest income is primarily a result of deposit mix shift to higher yielding products.
Year-to-date net interest income was $89.4 million compared to $95.0 million in 2006, a $5.6 million or 5.8% decrease. This decrease is primarily due to a 5.0% net decline in the level of average earning assets, resulting primarily from the balance sheet restructure completed in the first quarter of 2006 and the third quarter of 2006 sale of ten branches and their associated loans and deposits.
Third quarter of 2007 net interest margin of 3.88% decreased 5 basis points from 3.93% for the third quarter of 2006, reflecting the reduction in earning assets and an increase in deposit costs.
Linked-quarter net interest margin decreased 9 basis points from 3.97% to 3.88%. The net interest margin was positively impacted by the continuing shift from lower yielding indirect installment and conforming residential real estate loans to higher yielding commercial and commercial real estate loans. These benefits were more than offset by a continued increase in deposit costs and the 6 basis point seasonal negative impact from the public funds deposit portfolio.

Year-to-date net interest margin was 3.99% in 2007 compared to 4.03% in 2006, reflecting the planned reduction in earning assets and an increase in deposit costs.
The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).
QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	September 30, 2007			June 30, 2007			September 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$81,669	$1,048	5.09%	$93,986	$1,241	5.30%	$158,940	$2,116	5.28%
Investment securities	349,686	4,530	5.14%	364,050	4,673	5.15%	370,095	4,724	5.06%
Loans (1):
Commercial loans	766,479	15,421	7.98%	733,972	14,832	8.11%	649,336	13,322	8.14%
Real estate — construction	139,291	2,693	7.67%	118,425	2,268	7.68%	94,135	1,794	7.56%
Real estate — commercial	682,287	11,951	6.95%	658,021	11,423	6.96%	645,967	10,700	6.57%

Real estate — residential	567,910	8,022	5.60%	592,862	8,334	5.64%	701,461	9,788	5.54%
Installment	155,505	2,438	6.22%	170,750	2,616	6.15%	235,492	3,613	6.09%
Home equity	239,693	4,864	8.05%	231,993	4,674	8.08%	229,583	4,707	8.13%
Credit card	24,586	727	11.73%	23,944	694	11.63%	22,741	656	11.44%
Lease financing	557	9	6.41%	671	12	7.17%	1,290	19	5.84%
Loan fees		481			438			885

Total loans	2,576,308	46,606	7.18%	2,530,638	45,291	7.18%	2,580,005	45,484	6.99%

Total earning assets	3,007,663	52,184	6.88%	2,988,674	51,205	6.87%	3,109,040	52,324	6.68%

Nonearning Assets
Cash and due from banks	85,576			94,541			109,896
Allowance for loan and lease losses	(28,278)			(27,482)			(30,284)
Premises and equipment	79,102			79,491			78,798
Other assets	165,737			156,532			158,967

Total assets	$3,309,800			$3,291,756			$3,426,417

Interest-bearing liabilities
Deposits:
Interest-bearing	$662,890	3,462	2.17%	$606,320	2,945	1.95%	$724,253	4,563	2.50%
Savings	586,065	2,932	1.98%	578,357	2,751	1.91%	536,534	2,148	1.59%
Time	1,231,875	14,134	4.55%	1,219,242	13,713	4.51%	1,232,111	12,465	4.01%

Short-term borrowings	88,299	1,041	4.68%	87,129	984	4.53%	91,631	953	4.13%
Long-term borrowings	88,229	1,198	5.39%	90,343	1,211	5.38%	109,225	1,372	4.98%

Total interest-bearing liabilities	2,627,358	22,767	3.44%	2,581,391	21,604	3.36%	2,693,754	21,501	3.17%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	385,653			405,179			401,685
Other liabilities	20,606			22,832			32,069
Shareholders’ equity	276,183			282,354			298,909

Total liabilities and shareholders’ equity	$3,309,800			$3,291,756			$3,426,417

Net interest income		$29,417			$29,601			$30,823

Net interest spread			3.44%			3.51%			3.51%
Contribution of noninterest-bearing sources of funds			0.44%			0.46%			0.42%

Net interest margin (2)			3.88%			3.97%			3.93%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables (dollars in $000’s).

	Changes for the Three Months Ended Sep. 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(8)	$(135)	$(143)	$70	$(264)	$(194)
Federal funds sold	(48)	(145)	(193)	(76)	(992)	(1,068)
Gross loans (1)	(9)	1,324	1,315	1,189	(67)	1,122

Total earning assets	(65)	1,044	979	1,183	(1,323)	(140)
Interest-bearing liabilities
Total interest-bearing deposits	$507	$612	$1,119	$1,704	$(352)	$1,352
Borrowed funds
Short-term borrowings	32	25	57	127	(39)	88
Federal Home Loan Bank long-term debt	(2)	(8)	(10)	34	(188)	(154)
Other long-term debt	2	(5)	(3)	(8)	(12)	(20)

Total borrowed funds	32	12	44	153	(239)	(86)

Total interest-bearing liabilities	539	624	1,163	1,857	(591)	1,266

Net interest income (2)	$(604)	$420	$(184)	$(674)	$(732)	$(1,406)

	Changes for the
	Nine Months Ended Sep. 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$327	$(2,148)	$(1,821)
Federal funds sold	327	(1,480)	(1,153)
Gross loans (1)	7,713	(3,479)	4,234

Total earning assets	8,367	(7,107)	1,260
Interest-bearing liabilities
Total interest-bearing deposits	$9,859	$(1,576)	$8,283
Borrowed funds
Short-term borrowings	445	(165)	280
Federal Home Loan Bank long-term debt	(312)	(1,508)	(1,820)
Other long-term debt	77	(12)	65

Total borrowed funds	210	(1,685)	(1,475)

Total interest-bearing liabilities	10,069	(3,261)	6,808

Net interest income(2)	$(1,702)	$(3,846)	$(5,548)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.
NONINTEREST INCOME
Third quarter of 2007 noninterest income was $14.5 million, a decrease of $13.8 million or 48.9% from the third quarter of 2006, primarily due to the following:
•	gain on the sale of investment securities of $0.4 million in the third quarter of 2007

•	increased trust and wealth management fees and bankcard income totaling $1.2 million in the third quarter of 2007, offset by lower service charge income on deposit accounts of $0.3 primarily as a result of the third quarter of 2006 branch sales

•	gain on the sale of branches of $12.5 million and gain on the sale of problem loans of $2.2 million in the third quarter of 2006

On a linked-quarter basis, total noninterest income increased $0.3 million, or 9.0% on an annualized basis, primarily due to the third quarter of 2007 gain on the sale of investment securities of $0.4 million.
Year-to-date noninterest income was $43.3 million in 2007 compared to $55.1 million in 2006, an $11.8 million or 21.3% decrease. This decrease is primarily due to the gains on the sales of branches and problem loans in the third quarter of 2006 and lower service charge income on deposit accounts primarily as a result of the previously mentioned sale of branches. These decreases were partially offset by the gain on the sale of residential mortgage servicing rights in the first quarter of 2007 and related lower amortization expense, higher year-to-date 2007 trust and wealth management fees, bankcard income, and earnings from bank-owned life insurance.
NONINTEREST EXPENSE
Noninterest expense has improved significantly as a direct result of the successful execution of the Strategic Plan. This resulted in a reduction in noninterest expense of $8.5 million or 22.8% during the third quarter of 2007 as compared to the third quarter of 2006 primarily due to the following:
•	decreases in salaries and employee benefits of $2.7 million primarily due to the $1.1 million reduction in salaries and other performance and incentive-based compensation, $0.4 million reduction in pension and other retirement-related expenses, $0.3 million reduction in health care costs as a result of lower staffing levels, and $0.2 million reduction in severance costs

•	decreases in data processing of $2.0 million primarily due to $0.5 million in early termination fees on technology contracts incurred in the third quarter of 2006 and the positive impact of First Financial’s 2006 technology upgrade in which the company moved from an out-sourced to an in-house data processing environment

•	decreases in marketing of $0.7 million primarily due to the costs associated with the branding initiative in the prior year

•	decreases in professional services of $1.4 million primarily due to 2006 costs associated with the branding initiative, branch staffing, and recruiting fees, combined with an overall reduction in outside consulting usage

•	decreases in other noninterest expense of $1.8 million primarily due to the third quarter of 2007 net gain on the disposal of former bank properties and other fixed assets, as well as prior year losses on the disposal of fixed assets associated with closed branches and the technology upgrade
On a linked-quarter basis, noninterest expense was $0.7 million or an annualized 9.7% less than the second quarter of 2007. The decrease in noninterest expense was primarily due to the third quarter of 2007 net gain on the disposal of former bank properties and other fixed assets.
Year-to-date noninterest expense was $89.4 million in 2007 compared to $114.7 million in 2006, a $25.3 million or 22.1% decrease, primarily due to the following:
•	decreases in salaries and employee benefits of $9.9 million primarily due to the $4.9 million reduction in salaries and other performance and incentive-based compensation as a result of an overall reduction in staffing levels, $2.3 million reduction in pension and other retirement-related expenses, $1.9 million reduction in severance costs, and $1.2 million reduction in health care costs

•	decreases in data processing of $5.7 million primarily due to the $1.6 million reduction in technology contract early termination fees, as well as the decreases due to the efficiencies gained from First Financial’s 2006 technology upgrade in which the company moved from an out-sourced to an in-house data processing environment

•	decreases in professional services of $2.7 million primarily due to 2006 costs associated with the corporate reorganization, branding initiative, branch staffing, and recruiting fees, combined with an overall reduction in outside consulting usage

INCOME TAXES
Income tax expense was $4.2 million and $6.9 million for the three months ended September 30, 2007, and 2006, respectively, with tax expense related to securities transactions of $0.1 million for the three months ended September 30, 2007. The higher level of income tax expense in the third quarter of 2006 was primarily a result of the third quarter of 2006 gain on the sale of branches and loans, combined with the third quarter of 2006 recognition of a $1.0 million tax expense as a result of an Internal Revenue Service audit of two prior year tax returns. The effective tax rates for the third quarter of 2007, and 2006, were 33.5% and 36.3%, respectively.
Income tax expense was $12.4 million and $10.9 million for the nine months ended September 30, 2007, and 2006, respectively, with tax expense related to securities transactions of $0.1 million for the nine months ended September 30, 2007, and a tax benefit related to securities transactions of $0.2 million for the nine months ended September 30, 2006. The effective tax rates for the nine months ended September 30, 2007, and 2006, were 33.1% and 34.7%, respectively.
ASSETS
First Financial has continued to expand its commercial lending sales force and market presence over the past year, which is reflected in the planned loan mix shift to higher yielding commercial loans. Period-end commercial, commercial real estate, and construction loans, excluding the effects of the first quarter of 2007 loan sale, increased from $1.38 billion in the third quarter of 2006 to $1.61 billion in the third quarter of 2007, an increase of $236.3 million or 17.1%, as summarized below (dollars in $000’s):

				Annualized	% Change
	Sep. 30,	June 30,	Sep. 30,	% Change	Comparable
	2007	2007	2006	Linked Qtr.	Qtr.
Period-end balances:
Commercial	$774,059	$747,292	$663,522	14.3%	16.7%
Real estate — commercial	684,931	676,679	625,535	4.9%	9.5%
Real estate — construction	155,495	125,732	92,434	94.7%	68.2%
Strategic loan sale impact	—	—	(3,277)	—	—

Total	$1,614,485	$1,549,703	$1,378,214	16.7%	17.1%

During late 2005 and early 2006, management made a number of decisions to realign its balance sheet and change its lending focus. These decisions included exiting indirect installment lending, no longer holding its residential real estate loan originations on the balance sheet, and utilizing the sale of loans to strategically manage the company’s asset mix, risk profile, and credit quality. This has resulted in the cumulative reduction in loan balances as follows (dollars in $000’s):

Indirect installment loan runoff	$187,597
Residential real estate loan runoff	157,381
Strategic loan sales	260,423

Total	$605,401

Average loans for the third quarter of 2007 decreased $27.3 million or 1.1% from the comparable period a year ago. Period-end commercial, commercial real estate, and construction loans, excluding the effect of the first quarter of 2007 loan sale, increased $236.3 million or 17.1% from the third quarter of 2006.
Average total loans for the third quarter of 2007 increased $43.6 million or 6.9% on an annualized basis from the second quarter of 2007; and average commercial, commercial real estate, and construction loans increased $76.9 million or 20.4% on an annualized basis from the second quarter of 2007. Period-end commercial, commercial real estate, and construction loans increased approximately $64.8 million or 16.7% on an annualized basis from the second quarter of 2007.

Year-to-date 2007 average total loans decreased $56.1 million or 2.2% from the comparable period in 2006; however, average commercial, commercial real estate, and construction loans increased $167.9 million or 12.5% from the comparable period in 2006.
Securities available-for-sale were $307.9 million at September 30, 2007, compared to $329.2 million at September 30, 2006, and $313.6 million at June 30, 2007. The combined investment portfolio was 10.4% and 11.2% of total assets at September 30, 2007, and 2006, respectively, and 10.8% of total assets at June 30, 2007. At December 31, 2006, securities available-for-sale were $324.3 million, and the combined investment portfolio was 11.1% of total assets. At September 30, 2007, First Financial held approximately 45% of its available-for-sale securities in pass-through residential real estate instruments. Among other factors, several of the portfolio criteria have been to avoid securities backed by sub-prime assets and also those containing assets that would give rise to material geographic concentrations.
DEPOSITS
Over the past year, total average deposit balances have remained relatively stable, excluding the branch and related deposit sale which occurred in the third quarter of 2006. Deposit growth remains difficult as the consumer’s preference for higher-yielding money market accounts and time deposits, rather than more traditional transaction accounts, continues to result in significant shifts in deposit mix. During the third quarter of 2007, First Financial formed the Market Services Group which is staffed by associates with experience in increasing sales and growing client relationships, product development, and branch efficiency. To date, First Financial’s growth has occurred in the money market savings, time, and public funds deposit categories. First Financial continues to expand its product offerings and increase its sales efforts, particularly in markets that it believes provide the best growth opportunities.
Average deposits for the third quarter of 2007 decreased $58.1 million or 2.0% from the comparable period a year ago. The decrease was primarily a result of the previously mentioned sale of branches in the third quarter of 2006 which included $61.6 million of average deposit balances.
Average deposits for the third quarter of 2007 increased $27.4 million or 3.9% on an annualized basis from the second quarter of 2007. Average total interest-bearing deposits increased $46.9 million or 7.8% primarily due to the fluctuation of a large public funds account; and average noninterest-bearing deposits decreased $19.5 million or 19.3%, both on an annualized basis from the second quarter of 2007.
Year-to-date 2007 average total deposits decreased $81.5 million or 2.8% from the comparable period in 2006. Excluding the $97.8 million of average deposit balances sold as a result of the previously mentioned sale of branches in the third quarter of 2006, year-to-date 2007 average deposits increased $16.3 million from the comparable period in 2006.
ALLOWANCE FOR LOAN AND LEASE LOSSES
Management maintains the allowance at a level that it considers sufficient to absorb inherent risks in the loan portfolio. Management’s determination of the adequacy of the allowance includes the evaluation of a number of factors including the loan and lease portfolios, past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions including the recent turmoil in the credit markets, a deterioration in asset values, and tightened liquidity in the secondary market, and periodic evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans and the estimated value of underlying collateral. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.

In the second quarter of 2005, First Financial made the strategic decision to discontinue the origination of residential real estate loans for retention on its balance sheet. As a result, the residential real estate portfolio has declined $157.4 million, excluding the impact of the loan sales, since that time. Earlier in 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell future originations to a strategic partner. Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.
At September 30, 2007, the commercial real estate and real estate construction loan portfolio totaled $840.4 million, or 32.4% of total loans, including $94.0 million, or 3.6% of total loans, for commercial real estate construction and $51.6 million, or 2.0% of total loans, for residential construction and land acquisition and development. First Financial’s internal lending policies are key to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project. Most of the residential construction and land acquisition and development loans are in areas of relatively strong housing demand or with borrowers who have undergone an extensive underwriting process.
First Financial continuously evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage, and believes its credit underwriting processes are producing a prudent and acceptable level of credit exposure.
The provision for loan and lease losses for the third quarter of 2007 was $2.6 million compared to $2.9 million for the same period in 2006 and $2.1 million for the linked-quarter. Year-to-date provision for loan and lease losses was $6.0 million for 2007 and $4.0 million for 2006. The increase in provision expense from 2006 is primarily due to loan growth in the commercial, commercial real estate, and construction loan categories.
Third quarter of 2007 net charge-offs were $1.5 million, an annualized 23 basis points of average loans, compared to third quarter of 2006 net charge-offs of $1.1 million, an annualized 17 basis points of average loans. The lower level of net charge-offs in the third quarter of 2006 was primarily due to higher commercial and installment loan recoveries of previously charged-off loans.
Third quarter of 2007 net charge-offs were $1.5 million, an annualized 23 basis points of average loans, compared to second quarter of 2007 net charge-offs of $1.4 million, also an annualized 23 basis points of average loans.
Year-to-date 2007 net charge-offs were $4.3 million, an annualized 23 basis points of average loans, compared to year-to-date 2006 net charge-offs of $6.2 million, an annualized 32 basis points of average loans, excluding the second quarter of 2006 impact from the transfer of $38.1 million of loans to loans held for sale.
First Financial’s allowance to ending loans ratio as of September 30, 2007, was 1.12% versus 1.27% for the same quarter a year ago and 1.10% as of June 30, 2007, and December 31, 2006. It is management’s belief that the allowance for loan and lease losses of $29.1 million is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios. The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended					Nine Months Ended
	2007			2006		Sep. 30,
	Sep. 30	June 30	Mar. 30	Dec. 31	Sep. 30	2007	2006

ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$28,060	$27,407	$27,386	$31,888	$30,085	$27,386	$42,485
Provision for loan losses	2,558	2,098	1,356	5,822	2,888	6,012	4,000
Gross charge-offs
Commercial	1,008	920	746	5,675	1,238	2,674	6,275
Real estate — commercial	76	176	146	1,099	119	398	6,213
Real estate — residential	49	57	116	2,729	111	222	2,223
Installment	471	604	741	776	391	1,816	1,844
Home equity	189	149	139	331	78	477	298
All other	304	224	265	306	220	793	580

Total gross charge-offs (1)	2,097	2,130	2,153	10,916	2,157	6,380	17,433
Recoveries
Commercial	145	246	269	206	458	660	1,122
Real estate — commercial	124	48	58	20	129	230	236
Real estate — residential	25	10	18	4	130	53	218
Installment	263	288	346	292	315	897	1,090
Home equity	12	25	76	1	0	113	0
All other	46	68	51	69	40	165	170

Total recoveries	615	685	818	592	1,072	2,118	2,836

Total net charge-offs	1,482	1,445	1,335	10,324	1,085	4,262	14,597

Ending allowance for loan losses	$29,136	$28,060	$27,407	$27,386	$31,888	$29,136	$31,888

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)(1)
Commercial	0.45%	0.37%	0.28%	3.27%	0.48%	0.37%	1.12%
Real estate — commercial	(0.03%)	0.08%	0.06%	0.69%	(0.01%)	0.03%	1.26%
Real estate — residential	0.02%	0.03%	0.06%	1.66%	(0.01%)	0.04%	0.36%
Installment	0.53%	0.74%	0.85%	0.92%	0.13%	0.72%	0.39%
Home equity	0.29%	0.21%	0.11%	0.57%	0.13%	0.21%	0.18%
All other	0.62%	0.44%	0.70%	0.78%	0.60%	0.58%	0.49%

Total net charge-offs (1)	0.23%	0.23%	0.22%	1.64%	0.17%	0.23%	0.75%

(1)	December 31, 2006, and June 30, 2006, charge-offs include $4,375 and $8,356, respectively, in loans held for sale write-downs to the lower of cost or estimated fair market value.
NONPERFORMING/UNDERPERFORMING ASSETS
Total underperforming assets, which include nonaccrual loans, restructured loans, other real estate owned, and loans 90 days or more past due and still accruing, of $17.1 million decreased $5.8 million from $22.9 million at the end of the third quarter of 2006 primarily due to a lower level of commercial, residential real estate, and installment loans nonaccrual loans. A large percentage of underperforming assets are secured by real estate and this collateral has been appropriately considered in evaluating the adequacy of the allowance for loan and lease losses. The ratio of nonperforming assets to ending loans decreased from 88 basis points at the end of the third quarter of 2006 to 65 basis points at the end of the third quarter of 2007.
Total underperforming assets remained relatively flat at $17.1 million at the end of the third quarter of 2007 compared to $17.2 million at the end of the second quarter of 2007. The ratio of nonperforming assets to ending loans decreased from 67 basis points at the end of the second quarter of 2007 to 65 basis points at the end of the third quarter of 2007.
Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.

The table that follows shows the categories that are included in nonperforming and underperforming assets as of September 30, 2007, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Three Months Ended
	2007			2006
	Sep. 30	June 30	Mar. 30	Dec. 31	Sep. 30
Nonaccrual loans
Commercial	$3,782	$6,812	$2,529	$2,610	$8,056
Real estate — commercial	5,343	4,140	4,947	4,102	4,487
Real estate — residential	2,147	1,694	1,311	1,482	3,604
Installment	745	681	920	1,328	1,619
Home equity	1,117	1,048	1,038	698	854
All other	8	21	20	16	72

Total nonaccrual loans	13,142	14,396	10,765	10,236	18,692
Restructured loans	574	581	588	596	603

Total nonperforming loans	13,716	14,977	11,353	10,832	19,295
Other real estate owned (OREO)	3,124	2,023	2,672	2,334	2,859

Total nonperforming assets	16,840	17,000	14,025	13,166	22,154
Accruing loans past due 90 days or more	222	165	81	185	788

Total underperforming assets	$17,062	$17,165	$14,106	$13,351	$22,942

Allowance for loan and lease losses to
Nonaccrual loans	221.70%	194.92%	254.59%	267.55%	170.60%
Nonperforming loans	212.42%	187.35%	241.41%	252.82%	165.27%
Total ending loans	1.12%	1.10%	1.10%	1.10%	1.27%
Nonperforming loans to total loans	0.53%	0.59%	0.45%	0.44%	0.77%
Nonperforming assets to Ending loans, plus OREO	0.65%	0.67%	0.56%	0.53%	0.88%
Total assets	0.51%	0.52%	0.42%	0.40%	0.67%
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
Capital expenditures, such as banking center expansions and technology investments, were $4,378 and $12,534 for the first nine months of 2007 and 2006, respectively. In addition, remodeling is a planned and ongoing process given the 83 offices of First Financial and its subsidiaries. Material commitments for capital expenditures as of September 30, 2007, were approximately $4.4 million. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $307.9 million at September 30, 2007. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $0.5 million at September 30, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Overnight federal funds sold totaled $71.7 million at September 30, 2007.
Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. As of September 30, 2007, the subsidiary bank’s dividend capacity to First Financial was $1.2 million, plus the subsidiary bank’s earnings for the remainder of 2007, without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.
First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank. This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2007, the outstanding balance was $74.5 million compared to an outstanding balance of $39.0 million at September 30, 2006, and $39.5 million at December 31, 2006. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial entered into the credit facility for $75.0 million during the first quarter of 2007 for a period of one year, and in the third quarter of 2007 increased the line to $85.0 million until February 1, 2008, at which time it will be reduced back to $75.0 million. The credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels. First Financial was in full compliance with all covenants as of September 30, 2007.
First Financial Bancorp made quarterly interest payments on its junior subordinated debentures owed to two unconsolidated subsidiary trusts with year-to-date interest expense totaling $2.0 million and $1.9 million for the nine months ending September 30, 2007, and 2006, respectively and quarter-to-date interest expense for those same periods of $0.7 million. In September 2007, First Financial redeemed all the underlying capital securities relating to First Financial (OH) Statutory Trust I. The total outstanding capital securities redeemed were $10 million. Therefore, there will be no future interest payments on that debenture. The $20 million of debentures issued in 2003 remain outstanding.
As part of its capital management efforts, First Financial repurchased 1,469,700 common shares in the third quarter of 2007 at a cost of $19.1 million and a weighted average share repurchase price of $13.00. As of September 30, 2007, First Financial had repurchased 1,965,700 shares at a cost of $26.8 million and a weighted average share repurchase price of $13.65. Subsequent to quarter-end, First Financial reached its targeted repurchase level for 2007 of 2,000,000 shares. First Financial has repurchase capacity from a previously approved plan. Subject to market conditions and the terms of the plan, as well as its internal capital planning and its current and forecasted liquidity levels, First Financial may repurchase additional shares in the fourth quarter of 2007 in excess of its targeted levels.
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
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2007, that First Financial met all capital adequacy requirements to which it was subject. At September 30, 2007, and December 31, 2006, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.
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
The following table illustrates the actual and required capital amounts and ratios as of September 30, 2007, and the year ended December 31, 2006 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total capital to risk-weighted assets
Consolidated	$299,097	11.27%	$212,240	8.00%	N/A	10.00%
First Financial Bank	341,713	12.97%	210,773	8.00%	$263,466	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	269,961	10.18%	106,120	4.00%	N/A	6.00%
First Financial Bank	305,439	11.59%	105,386	4.00%	158,080	6.00%

Tier 1 capital to average assets
Consolidated	269,961	8.21%	131,228	4.00%	N/A	5.00%
First Financial Bank	305,439	9.40%	129,810	4.00%	162,263	5.00%

December 31, 2006
Total capital to risk-weighted assets
Consolidated	$326,779	12.81%	$204,120	8.00%	N/A	10.00%
First Financial Bank	330,128	13.14%	200,921	8.00%	$251,151	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	299,199	11.73%	102,060	4.00%	N/A	6.00%
First Financial Bank	295,595	11.77%	100,460	4.00%	150,690	6.00%

Tier 1 capital to average assets
Consolidated	299,199	9.02%	132,109	4.00%	N/A	5.00%
First Financial Bank	295,595	9.02%	130,564	4.00%	163,205	5.00%
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
Allowance for loan and lease losses — The level of the allowance for loan and lease losses (allowance) is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off when management believes that ultimate collectiblity of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Changes in the adequacy of the allowance can result primarily from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected in the allowance when known. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from current estimates.
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
Presented below is the estimated impact on First Financial’s net interest income as of September 30, 2007, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2007	(7.78%)	(2.10%)	1.75%	2.54%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a relatively neutral rate risk position of a negative 1.16% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of September 30, 2007, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2007	(20.74%)	(7.03%)	3.23%	3.14%
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the third quarter of 2007.
Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)	(b)	of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through July 31, 2007	86,253	$14.61	84,000	6,389,105
August 1 through August 31, 2007	683,000	12.47	683,000	5,706,105
September 1 through September 30, 2007	702,700	13.32	702,700	5,003,405

Total	1,471,953	$13.00	1,469,700

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
July 1 through July 31, 2007	0	$0.00
August 1 through August 31, 2007	0	0.00
September 1 through September 30, 2007	0	0.00

Total	0	$0.00

Director Fee Stock Plan
July 1 through July 31, 2007	2,253	$14.54
August 1 through August 31, 2007	0	0.00
September 1 through September 30, 2007	0	0.00

Total	2,253	$14.54

Stock Option Plans
July 1 through July 31, 2007	0	$0.00
August 1 through August 31, 2007	0	0.00
September 1 through September 30, 2007	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of September 30, 2007, all shares approved under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

	Total Shares
Announcement	Approved for	Expiration
Date	Repurchase	Date
1/25/2000	7,507,500	None
2/25/2003	2,243,715	Complete

Item 6. Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of April 27, 1999, and incorporated herein by reference to Exhibit 3 to the Form 10-Q for the quarter ended June 30, 1999. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007, and incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007. File No. 000-12376.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Mark W. Immelt and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.3 to the Form10-Q for the quarter ended September 30, 2000. File No. 000-12379.

10.2	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.3	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.4	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.5	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3,Registration No. 333-25745.

10.6	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.7	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.8	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.9	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.10	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.11	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, and incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.12	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.13	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.14	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.15	Terms of First Financial Bancorp. Performance Incentive Compensation Plan, incorporated herein by reference to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.16	First Financial Bancorp. Schedule of Directors’ Fees and incorporated by reference to Exhibit 10.1 to the form 8-K filed on November 9, 2005. File No. 000-12379.

10.17	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.18	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.19	Form of Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.20	Severance Agreement and Release between C. Thomas Murrell and First Financial Bancorp. dated December 4, 2005, and incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.21	Severance Agreement and Release between Rex A. Hockemeyer and First Financial Bancorp. dated January 28, 2006, and incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005. File No. 000-12379.

10.22	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on April 28, 2005. File No. 000-12379.

10.23	Severance Agreement and Release between Mark Immelt and First Financial Bancorp. dated June 30, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.24	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.25	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.26	First Financial Bancorp. Severance Pay Plan as approved January 1, 2007, incorporated herein by reference to the Form 10-K filed on February 27, 2007. File No. 000-12379.

10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on May 5, 2007. File No. 000-12379.

14	First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings
J. Franklin Hall	Anthony M. Stollings
Executive Vice President and	Senior Vice President, Chief Accounting
Chief Financial Officer	Officer, and Controller

Date 11/5/07	Date 11/5/07