Form 10-K
period 2007-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2008-02-27
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes     ☑No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes     ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes     ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐Yes     ☑No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2007, was $558,521,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 20, 2008, there were issued and outstanding 37,363,698 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I
Item 1. Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial), was formed in 1982. First Financial is a bank holding company headquartered in Hamilton, Ohio.
First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (First Financial Bank), a national banking association. First Financial Capital Advisors LLC (FFCA) is First Financial’s registered investment advisory company and serves as investment advisor to The First Funds Group, First Financial’s proprietary mutual funds first introduced in May 2002 as The Legacy Funds Group and changed to The First Funds Group in May of 2007. FFCA also assists First Financial with the investment management of trust assets. Another subsidiary of First Financial is First Financial (OH) Statutory Trust II (Statutory Trust II) which was established to facilitate raising Tier I capital in the form of corporation-obligated mandatorily redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities. This subsidiary was deconsolidated effective January 1, 2004, in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” First Financial provides management and similar services for its subsidiary financial institution. Since it does not itself conduct any operating businesses, First Financial must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of common stock. For further information see Note 4 of the Notes to Consolidated Financial Statements appearing on page 42 of First Financial’s Annual Report to Shareholders, which is incorporated by reference in response to this item. First Financial’s oldest subsidiary was founded in 1863.
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
Commercial loans are made to all types of businesses for a variety of purposes. First Financial works with businesses to meet their working capital needs while also providing long-term financing for their plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.
Commercial real estate loans are secured by a mortgage lien on the real property. The credit underwriting for both owner-occupied and investor income producing real estate loans involves detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analysis. Risk of loss is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower. Market diversification within First Financial’s service area, as well as a diversification by industry, are other means by which the risk of loss is managed by First Financial. First Financial does not have a significant exposure to residential builders and developers.
The majority of residential real estate loans originated by First Financial Bank conform to secondary market underwriting standards and are sold within a short timeframe to our strategic partner. The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower. The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans. First Financial has not engaged nor currently engages in subprime lending.
Consumer loans are primarily loans made to individuals. Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans. Risk elements in the consumer loan portfolio are primarily focused on the borrowers cash flow and credit history, key indicators of the ability to repay. Some security is provided through liens on automobile titles and second mortgage liens, where applicable. Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers. Both factors help provide diversification of the portfolio. Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.
Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.
First Financial evaluates its performance based on two primary activities: banking and wealth management. First Financial has minimal foreign currency transactions or exposure to foreign currencies. Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.
At December 31, 2007, First Financial and its subsidiaries employed 1,159 employees.
First Financial’s executive office is located at 300 High Street, Hamilton, Ohio 45011, and the telephone number is (513) 979-5782. First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Information” link, under “SEC Filings.” Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The lists of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.
Historically, First Financial has operated under a community banking philosophy. In the past, this philosophy was implemented by multiple, small banking subsidiaries. In January 2001, First Financial began a process of regionalization and market expansion, the purpose of which was to reduce the number of banking subsidiaries to four and to convert each banking subsidiary to a common data processing system. First Financial initiated this plan to gain efficiencies through consolidation, to provide a structure with a smaller number of subsidiaries that could more easily be managed, and to better position the company for growth; for instance, by reducing operational burdens and increasing its focus on customer sales and service.
•	In November 2001, First Financial completed the first consolidation by merging four of its wholly owned subsidiaries, Union Bank & Trust Company, Peoples Bank and Trust Company, Farmers State Bank, and Vevay Deposit Bank, to form Heritage Community Bank, which was headquartered in Columbus, Indiana.

•	In July 2002, First Financial formed its second regional financial institution by merging two of its wholly owned subsidiaries, First National Bank of Southwestern Ohio and Hebron Deposit Bank, to form First Financial Bank, N.A., which is headquartered in Hamilton, Ohio.

•	First Financial merged three of its wholly owned subsidiaries, Bright National Bank, National Bank of Hastings, and Sand Ridge Bank, in November 2002. Sand Ridge Bank, which was headquartered in Schererville, Indiana, was the surviving subsidiary and became First Financial’s third regional financial institution.

•	In the third quarter of 2004, First Financial’s subsidiaries, The Clyde Savings Bank Company and Indiana Lawrence Bank merged into Community First Bank & Trust, which at that time began the process of forming First Financial’s fourth and final regional financial institution which was headquartered Celina, Ohio.

•	In March 2005, First Financial merged Citizens First State Bank into Community First Bank & Trust and merged Heritage Community Bank into First Financial Bank, N.A.
Furthermore, in March of 2005, First Financial adopted a new Strategic Plan, which provided for further consolidation of First Financial’s organization structure, whereby its remaining subsidiary banks would be merged into a single bank charter: First Financial Bank, N.A. On August 19, 2005, that consolidation was completed.
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

First Financial’s goal in this consolidation process was to achieve efficiencies of size and standardization, while maintaining each division’s customer relationships.
Market and Competitive Information
First Financial, through its regionalization efforts and Strategic Plan, has focused its subsidiary bank around eight distinct markets to deliver the community banking philosophy to its clients. First Financial serves a combination of metropolitan and non-metropolitan markets in Indiana, Ohio, and Kentucky through its full-service banking centers. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach. First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of financial success.
The company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and service-based companies. Within these markets, growth is projected to continue in key demographic groups and populations. First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments. The Midwest markets that First Financial serves typically do not experience the level of economic highs and lows seen in other sections of the country. Its markets are generally marked by stable growth and business activity, although moderate fluctuations may occur. Late in 2007, the overall national economy was negatively impacted by the deterioration of the subprime lending market, which quickly developed into a credit and liquidity crisis in certain sectors of the financial services industry. However, First Financial’s strong liquidity and capital position combined with conservative lending practices should allow the company to mitigate significant macro-economic risk.
First Financial, as a mid-sized regional bank holding company, believes that it is well positioned to compete in these markets. Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a decision-making network of local management. First Financial believes that it is better positioned to compete for business than other smaller banks that may have size or geographic limitations. First Financial’s strategy is to differentiate itself by providing superior customer service and delivering innovative products in its markets. First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of its subsidiary bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.
First Financial faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by First Financial. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from other financial and non-financial services entities will continue and for certain products and services, intensify.

Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency. All depository institutions and its deposits are insured up to the legal limits by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation and is subject to the provisions of the Federal Deposit Insurance Act.
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
First Financial’s management has developed a business plan dependent upon its ability to increase its customer base, improve its efficiency, and increase earnings. First Financial may not perform consistently with its peers and the investment community may change their estimates of the company’s financial performance, potentially decreasing the company’s stock price.
If First Financial does not adjust to possible future changes in the financial services industry, its financial performance may suffer. First Financial’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, credit unions, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
Future governmental regulation and legislation could limit growth. First Financial and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of operations. Changes to these laws could affect First Financial’s ability to deliver or expand its services and diminish the value of its business.

Changes in interest rates could reduce income and cash flow. First Financial’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond First Financial’s control, and fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in target interest rates, may influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.
Additional factors, risks, and uncertainties could have a negative effect on the financial performance of First Financial. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The registrant and its subsidiaries operate from 82 banking centers: 49 banking centers are located in Ohio, including First Financial’s executive office in Hamilton, Ohio; 29 banking centers are located in Indiana; and 4 banking centers are located in Kentucky.
Item 3. Legal Proceedings.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings, and none of their property is the subject of any such proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to the shareholders during the fourth quarter of 2007.

Additional Item — Executive Officers.
Shown in the table below are the executive officers of First Financial Bancorp as of December 31, 2007. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	47	President & Chief Executive Officer

C. Douglas Lefferson	43	Executive Vice President & Chief Operating Officer

J. Franklin Hall	39	Executive Vice President & Chief Financial Officer

Samuel J. Munafo	57	Executive Vice President, Banking Markets

Richard Barbercheck	49	Senior Vice President, Chief Credit Officer

Gregory A. Gehlman	46	Senior Vice President, General Counsel, & Chief Risk Officer

Anthony M. Stollings	53	Senior Vice President, Chief Accounting Officer, and Controller
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
J. Franklin Hall became executive vice president and chief financial officer of First Financial effective April of 2007. Also effective April of 2007, he became president of First Financial Capital Advisors, LLC. Effective December 31, 2006, Mr. Hall became president of the First Funds family of proprietary mutual funds. Mr. Hall had served as senior vice president and chief financial officer of First Financial since April 1, 2005, and as first vice president, controller, and director of finance for First Financial since December 13, 2004. He served as its vice president and controller since January 11, 2002. Mr. Hall joined First Financial in June of 1999. Prior to joining First Financial, Mr. Hall was a senior financial analyst at Firstar Bank, N.A. (now known as US Bancorp) in Cincinnati, Ohio.

Sam Munafo serves as executive vice president with responsibility for all banking markets beginning in January of 2006. In March of 2005, Mr. Munafo became president of First Financial Bank. From 2001 until March of 2005, he had served as president and chief executive officer of Community First Bank & Trust. From 1998 to 2001, Mr. Munafo served as president and chief executive officer of Indiana Lawrence Bank. He has spent his entire banking career with various First Financial companies.
Richard Barbercheck became senior vice president and chief credit officer in June of 2006. He joined First Financial in November of 2005 as senior vice president and chief risk officer. Before joining First Financial, he was with Irwin Financial Corporation in Columbus, Indiana, where he most recently had managed their credit risk evaluation group. He has a total of 25 years of banking experience, including bank management, commercial lending and credit administration. He previously served as president of a small bank in Indiana from 1993 until 1998.
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
Anthony M. Stollings joined First Financial in December of 2006 as senior vice president, chief accounting officer, and controller. Prior to joining First Financial, Mr. Stollings was most recently the chief financial officer of Midwest Financial Holdings, Inc. He previously spent 13 years with Provident Financial Group, Inc., a commercial banking and financial services company in Cincinnati, Ohio, where he was most recently the senior vice president, chief accounting officer, and controller from 2002 to 2004 and senior vice president and controller from 1998 to 2002.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	First Financial had 3,513 shareholders of record of its outstanding common shares as of February 20, 2008. First Financial’s common stock is listed on The Nasdaq Stock Market®. The information contained on page 59 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference in response to this item.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b) (1)	(c) (1)
Equity compensation	2,129,782	$16.49	4,350,213
plans approved by security holders

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The securities included in this column are available for issuance under First Financial’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in column (c) 402,791 are available for future issuance under the Director Plan and 3,947,422 are available under the Incentive Plan.
The stock performance graph contained in “Financial Performance” on page 60 of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference in response to this item.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2007.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be Purchased
Period	Purchased (1)	Per Share(1)	Announced Plans (2)	Under the Plans
October 1 through October 31, 2007	36,260	$13.53	34,300	4,969,105
November 1 through November 30, 2007	0	0.00	0	4,969,105
December 1 through December 31, 2007	0	0.00	0	4,969,105

Total	36,260	$13.53	34,300	4,969,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
October 1 through October 31, 2007	0	$0.00
November 1 through November 30, 2007	0	0.00
December 1 through December 31, 2007	0	0.00

Total	0	$0.00

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
Director Fee Stock Plan
October 1 through October 31, 2007	1,960	$13.77
November 1 through November 30, 2007	0	0.00
December 1 through December 31, 2007	0	0.00

Total	1,960	$13.77

Stock Option Plans
October 1 through October 31, 2007	0	$0.00
November 1 through November 30, 2007	0	0.00
December 1 through December 31, 2007	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of September 30, 2007, all shares under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

		Total Shares
	Total Shares	Repurchased
Announcement	Approved for	Under	Expiration
Date	Repurchase	The Plan	Date
01/25/2000	7,507,500	2,538,395	None
02/25/2003	2,243,715	2,243,715	Completed
Item 6. Selected Financial Data.
The information contained in Table 1 on page 21 of the Management’s Discussion and Analysis section of First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference in response to this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in the Management’s Discussion and Analysis section, (pages 19 through 59) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated herein by reference in response to this item.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio and allowance for loan and lease losses; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and the success of First Financial at managing the risks involved in the foregoing.
Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information contained on pages 30 and 31 of the Management’s Discussion and Analysis section of First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference in response to this item.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of independent registered public accounting firm included on pages 34 through 58 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated herein by reference.
The Quarterly Financial and Common Stock Data on page 59 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

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
Management’s Report on Internal Control Over Financial Reporting
First Financial’s management is responsible for establishing and maintaining adequate internal control over financial reporting. First Financial’s internal control over financial reporting is a process designed under the supervision of First Financial’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. As of December 31, 2007, First Financial’s management, including the chief executive officer and the chief financial officer, evaluated the effectiveness of First Financial’s internal controls over financial reporting, using as its framework for that evaluation the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon that evaluation, management believes that First Financial’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on First Financial’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on First Financial’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report on Internal Control Over Financial Reporting.”

/s/ Claude E. Davis	/s/ J. Franklin Hall

Claude E. Davis President & CEO February 26, 2008	J. Franklin Hall Executive Vice President & CFO February 26, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report on Effectiveness of Internal Control Over Financial Reporting
The Board of Directors and Shareholders of First Financial Bancorp
We have audited Internal Control Over Financial Reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, First Financial Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 26, 2008
Item 9B. Other Information.
On February 26, 2008, the Board of Directors of First Financial amended the Articles of Incorporation to change its principal office location from Hamilton, Butler County, to Cincinnati, Hamilton County. The Amended and Restated Articles of Incorporation are included as Exhbit 3.1 to this Form 10-K.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of First Financial’s Proxy Statement with respect to the Annual Meeting of Shareholders to be held on April 29, 2008, and which is expected to be filed with the SEC on or about March 14, 2008, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s 2008 Proxy Statement), is incorporated herein by reference in response to this item.
Reference is also made to “Additional Item — Executive Officers” included in Part I of this Form 10-K in partial response to Item 10.
First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to First Financial’s directors, officers and employees, including its chief executive officer. The Code is available through First Financial’s website, www.bankatfirst.com under the “Investor Information” link, under “Corporate Governance.”
Item 11. Executive Compensation.
The information appearing under “Meetings of the Board of Directors and Committees of the Board,” “Executive Compensation,” and “Compensation Committee Report” First Financial’s 2008 Proxy Statement is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under “Shareholdings of Directors, Executive Officers, and Nominees for Director” of First Financial’s 2008 Proxy Statement is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions.
The information appearing in Note 17 of the Notes to Consolidated Financial Statements included on page 54 of First Financial’s Annual Report to Shareholders is incorporated herein by reference in response to this item. Reference is also made to information appearing under “Transactions with Related Parties” of First Financial’s 2008 Proxy Statement in response to this item.
Item 14. Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm, Fees, and Engagement” of First Financial’s 2008 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

		Page*
(a) Documents filed as a part of the Report:

	Reports of Independent Registered Public Accounting Firm	35

	Consolidated Balance Sheets as of December 31, 2007 and 2006	36

	Consolidated Statements of Earnings for year ended December 31, 2007, 2006, and 2005	37

	Consolidated Statements of Cash Flows for year ended December 31, 2007, 2006, and 2005	38

	Consolidated Statements of Changes in Shareholders’ Equity for year ended December 31, 2007, 2006, and 2005	39

	Notes to Consolidated Financial Statements	40

(2)	Financial Statement Schedules:

	Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*	The page numbers indicated refer to pages of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 which are incorporated herein by reference.

(3) Exhibits:

Exhibit
Number
3.1	Articles of Incorporation, as amended as of February 26, 2008.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007, and incorporated herein by reference to Exhibit 3.2 to the Form10-Q for the quarter ended June 30, 2007. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.2	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819.

10.4	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.5	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

Exhibit
Number
10.6	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2005, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 000-12379.

10.7	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.8	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.9	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.11	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.12	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.13	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Non-Qualified Stock Options, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Restricted Stock Awards, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.17	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporate herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

Exhibit
Number
10.18	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.19	First Financial Bancorp. Severance Pay Plan as approved January 1, 2007, incorporated by reference to the Form 10-K filed on February 27, 2007. File No. 000-12379.

10.20	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on May 5, 2007. File No. 000-12379.

10.21	First Financial Bancorp. Key Manager Severance Plan as approved February 26, 2008.

13	Registrant’s annual report to shareholders for the year ended December 31, 2007.

14	First Financial Bancorp. Code of Business Conduct and Ethics, as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date 2/26/08
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis Claude E. Davis, Director President & Chief Executive Officer	/s/ J. Franklin Hall J. Franklin Hall, Executive Vice President & Chief Financial Officer

Date 2/26/08	Date 2/26/08

/s/ Barry S. Porter Barry S. Porter, Director Chairman of the Board	/s/ Anthony M. Stollings Anthony M. Stollings, Senior Vice President, Chief Accounting Officer, & Controller

Date 2/26/08	Date 2/26/08

/s/ J. Wickliffe Ach J. Wickliffe Ach, Director	/s/ Donald M. Cisle Donald M. Cisle, Director

Date 2/26/08	Date 2/26/08

/s/ Corinne R. Finnerty Corinne R. Finnerty, Director	/s/ Murph Knapke Murph Knapke, Director

Date 2/26/08	Date 2/26/08

SIGNATURES (CONT’D)

/s/ Susan L. Knust Susan L. Knust, Director	/s/ William J. Kramer William J. Kramer, Director

Date 2/26/08	Date 2/26/08

/s/ Richard E. Olszewski Richard E. Olszewski, Director

Date 2/26/08