Form 10-Q
period 2008-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2008-05-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12379
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 Smith Road, Cincinnati, Ohio	45209

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008

Common stock, No par value	37,483,422

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$102,246	$106,224
Federal funds sold	2,943	106,990
Investment securities trading	3,820	0
Investment securities available-for-sale, at market value (cost $339,518 at March 31, 2008 and $306,412 at December 31, 2007)	345,145	306,928
Investment securities held-to-maturity (market value $5,666 at March 31, 2008 and $5,814 at December 31, 2007)	5,414	5,639
Other investments	34,293	33,969
Loans held for sale	4,108	1,515
Loans:
Commercial	789,922	785,143
Real estate — construction	172,737	151,432
Real estate — commercial	726,397	706,409
Real estate — residential	519,790	539,332
Installment	126,623	138,895
Home equity	254,200	250,888
Credit card	25,528	26,610
Lease financing	258	378

Total loans	2,615,455	2,599,087
Less:
Allowance for loan and lease losses	29,718	29,057

Net loans	2,585,737	2,570,030
Premises and equipment, net	78,585	78,994
Goodwill	28,261	28,261
Other intangibles	659	698
Accrued interest and other assets	132,054	130,068

TOTAL ASSETS	$3,323,265	$3,369,316

LIABILITIES
Deposits:
Interest-bearing	$610,154	$603,870
Savings	617,059	596,636
Time	1,206,750	1,227,954

Total interest-bearing deposits	2,433,963	2,428,460
Noninterest-bearing	405,015	465,731

Total deposits	2,838,978	2,894,191
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	27,320	26,289
Federal Home Loan Bank	6,500	0
Other	53,000	72,000

Total short-term borrowings	86,820	98,289
Federal Home Loan Bank long-term debt	42,380	45,896
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	56,698	33,737

TOTAL LIABILITIES	3,045,496	3,092,733

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2008 and 2007	389,986	391,962
Retained earnings	79,818	82,093
Accumulated comprehensive loss	(3,800)	(7,127)
Treasury Stock, at cost 11,070,385 shares in 2008 and 11,190,806 shares in 2007	(188,235)	(190,345)

TOTAL SHAREHOLDERS’ EQUITY	277,769	276,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,323,265	$3,369,316

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Interest income
Loans, including fees	$42,721	$45,064
Investment securities
Taxable	3,521	3,891
Tax-exempt	791	909

Total investment securities interest	4,312	4,800
Federal funds sold	565	1,756

Total interest income	47,598	51,620
Interest expense
Deposits	17,739	19,009
Short-term borrowings	792	996
Long-term borrowings	406	559
Subordinated debentures and capital securities	412	653

Total interest expense	19,349	21,217

Net interest income	28,249	30,403
Provision for loan and lease losses	3,223	1,356

Net interest income after provision for loan and lease losses	25,026	29,047
Noninterest income
Service charges on deposit accounts	4,607	4,744
Trust and wealth management fees	4,622	4,160
Bankcard income	1,298	1,240
Net gains from sales of loans	219	162
Gain on sale of mortgage servicing rights	0	1,061
Gain on sale of investment securities	1,585	0
Other	2,544	3,377

Total noninterest income	14,875	14,744

Noninterest expenses
Salaries and employee benefits	17,073	18,961
Net occupancy	2,952	2,807
Furniture and equipment	1,653	1,627
Data processing	793	845
Marketing	517	869
Communication	805	865
Professional services	761	1,006
Other	4,466	4,230

Total noninterest expenses	29,020	31,210

Income before income taxes	10,881	12,581
Income tax expense	3,543	4,146

Net income	$7,338	$8,435

Earnings per share — basic	$0.20	$0.22

Earnings per share — diluted	$0.20	$0.22

Cash dividends declared per share	$0.17	$0.16

Average basic shares outstanding	37,066,754	39,121,105

Average diluted shares outstanding	37,431,918	39,135,637

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2008	2007
Operating activities
Net income	$7,338	$8,435
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	3,223	1,356
Depreciation and amortization	1,824	2,168
Stock-based compensation expense	159	436
Pension expense	336	699
Net amortization of premiums and accretion of discounts on investment securities	39	33
Gains on sales of investment securities	(1,585)	0
Originations of loans held for sale	(26,603)	(28,405)
Net gains from sales of loans held for sale	(219)	(162)
Proceeds from sales of loans held for sale	24,261	37,339
Deferred income taxes	(750)	0
Decrease (increase) in interest receivable	2,738	(1,283)
Decrease in cash surrender value of life insurance	1,022	87
Increase in prepaid expenses	(704)	(1,238)
(Decrease) increase in accrued expenses	(1,572)	1,230
(Decrease) increase in interest payable	(592)	331
Other	(3,454)	15,299

Net cash provided by operating activities	5,461	36,325

Investing activities
Proceeds from sales of securities available for sale	1,124	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	14,224	15,032
Purchases of securities available-for-sale	(32,440)	(16,386)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	225	226
Net decrease (increase) in federal funds sold	104,047	(57,200)
Net increase in loans and leases	(18,940)	(23,952)
Proceeds from disposal of other real estate owned	278	380
Purchases of premises and equipment	(1,402)	(1,528)

Net cash provided by (used in) investing activities	67,116	(83,428)

Financing activities
Net (decrease) increase in total deposits	(55,213)	33,722
Net decrease in short-term borrowings	(11,469)	(4,457)
Payments on long-term borrowings	(3,516)	(3,464)
Cash dividends paid	(6,352)	(6,290)
Purchase of common stock	0	(3,930)
Proceeds from exercise of stock options	0	80
Excess tax benefit on share-based compensation	(5)	4

Net cash (used in) provided by financing activities	(76,555)	15,665

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,978)	(31,438)
Cash and cash equivalents at beginning of period	106,224	119,407

Cash and cash equivalents at end of period	$102,246	$87,969

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, dollars in thousands except per share data)

	Accumulated comprehensive
	income (loss)
	Common	Common		Unrealized gain
	stock	stock	Retained	(loss) on AFS	Pension	Treasury stock
	shares	amount	earnings	securities	obligation	Shares	Amount	Total
Balances at December 31, 2006	48,558,614	$392,736	$71,320	$(420)	$(12,955)	(9,313,207)	$(165,202)	$285,479
Net income			8,435					8,435
Unrealized holding gains on securities available-for-sale arising during the period				111				111
Changes in accumulated unrealized losses for pension and other postretirement obligations					143			143
Total comprehensive income								8,689
Cash dividends declared ($0.16 per share)			(6,250)					(6,250)
Purchase of common stock						(244,000)	(3,930)	(3,930)
Tax benefit on stock option exercise		4						4
Exercise of stock options, net of shares purchased		(58)				8,474	138	80
Restricted stock awards, net of forfeitures		(27)				(8,038)	(126)	(153)
Share-based compensation expense		436						436

Balances at March 31, 2007	48,558,614	393,091	73,505	(309)	(12,812)	(9,556,771)	(169,120)	284,355

Balances at December 31, 2007	48,558,614	391,962	82,093	328	(7,455)	(11,190,806)	(190,345)	276,583
Cumulative adjustment for adoption of new accounting principles on January 1, 2008:
Fair value option (SFAS No. 159)			(750)	750				0
Cost of split-dollar life insurance for retirees (EITF Issue No. 06-4)			(2,499)					(2,499)
Net income			7,338					7,338
Unrealized holding gains on securities available-for-sale arising during the period				2,496				2,496
Changes in accumulated unrealized losses for pension and other postretirement obligations					81			81
Total comprehensive income								9,915
Cash dividends declared ($0.17 per share)			(6,364)					(6,364)
Tax benefit on stock option exercise		(5)						(5)
Restricted stock awards, net of forfeitures		(2,130)				120,421	2,110	(20)
Share-based compensation expense		159						159

Balances at March 31, 2008	48,558,614	$389,986	$79,818	$3,574	$(7,374)	(11,070,385)	$(188,235)	$277,769

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2007. These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under U.S. generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Consolidated Balance Sheet as of December 31, 2007, has been derived from the audited financial statements in the company’s 2007 Form 10-K.
NOTE 2: RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2008, First Financial adopted FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157, from the point of view of the transferor, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date. For further detail on SFAS No. 157, see Note 10 — Fair Value Disclosures.
Effective January 1, 2008, First Financial adopted FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial applied the fair value option to its equity securities of government sponsored entities, specifically Federal Home Loan Mortgage Corporation perpetual preferred series V shares, and these securities are classified as trading investment securities at March 31, 2008, in the Consolidated Balance Sheets. In connection with First Financial’s adoption of SFAS No. 159 effective January 1, 2008, a $0.8 million unrealized loss, net of related deferred taxes, was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment. There was no impact on total shareholders’ equity upon adoption. For further detail on SFAS No. 159, see Note 10 — Fair Value Disclosures.

Effective January 1, 2008, First Financial adopted EITF Issue No 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 applies to split-dollar life insurance arrangements whose benefits continue into the employees’ retirement. First Financial recorded the $2.5 million transition impact of this EITF as a reduction of opening retained earnings as part of a cumulative-effect adjustment and an increase in accrued interest and other liabilities in the Consolidated Balance Sheets, reflective of the ongoing cost of insurance for the pool of retirees.
Effective January 1, 2008, First Financial adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires companies to recognize in shareholders’ equity the tax benefit of dividends paid on unvested share-based payments, consistent with First Financial’s historical accounting. When the related award is forfeited or is no longer expected to vest (i.e. due to a performance condition not anticipated to be met), Issue No. 06-11 requires companies to record the dividend payment as salary and benefits expense and the related tax impact as a tax benefit in the income statement. The adoption of EITF Issue No. 06-11 did not have a material impact on First Financial.
Effective January 1, 2008, First Financial adopted FSP 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.” FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. First Financial adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FSP 39-1. The adoption of FSP 39-1 resulted in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities. The effects of these reclassifications will fluctuate in the future based on the fair values of the derivative contracts, but overall are not expected to have a material impact on either total assets or total liabilities.
In December of 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement will significantly change how business acquisitions are accounted for, continuing the transition to fair value measurement, and will impact financial statements both on the acquisition date and in subsequent periods. This statement requires the acquirer to recognize assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. SFAS No. 141(R) changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price, and preacquisition contingencies associated with acquired assets and liabilities. In addition, SFAS No. 141(R) requires enhanced disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for years beginning after December 15, 2008, and is required to be applied prospectively to future business combinations. Early adoption is not permitted.
In December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements.” This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 is effective for years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests. All other requirements of SFAS No. 160 are required to be applied prospectively, with early adoption not permitted. First Financial has no existing consolidated minority interests and management does not anticipate this will occur in the future; therefore, SFAS No. 160 is not anticipated to have an impact on First Financial.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to help investors better understand how derivative instruments and hedging activities impact an entity’s financial condition, financial performance, and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. First Financial is currently evaluating the enhanced disclosure requirements and their impact on the Consolidated Financial Statements.
NOTE 3: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to aid them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and commitments outstanding to extend credit. U.S. generally accepted accounting principles do not require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows. Following is a discussion of these transactions.
First Financial’s exposure to credit loss from commitments outstanding to extend credit, and in the event of nonperformance by the other party to the financial instrument for standby letters of credit, is represented by the contractual amounts of those instruments. First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Loan commitments — Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $742,285 and $728,472 at March 31, 2008, and December 31, 2007, respectively. Management does not anticipate any material losses as a result of these commitments.
Standby letters of credit — These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party. First Financial has issued standby letters of credit aggregating $22,514 and $25,227 at March 31, 2008, and December 31, 2007, respectively.
Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

NOTE 4: INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$85,126	$2,310	$0	$87,436
Mortgage-backed securities	241	1	(1)	241	196,799	2,636	(229)	199,206
Obligations of state and other political subdivisions	5,173	254	(2)	5,425	52,767	954	(35)	53,686
Other securities	0	0	0	0	4,826	180	(189)	4,817

Total	$5,414	$255	$(3)	$5,666	$339,518	$6,080	$(453)	$345,145

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2007 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$85,124	$705	$(39)	$85,790
Mortgage-backed securities	274	2	(1)	275	151,753	1,219	(1,198)	151,774
Obligations of state and other political subdivisions	5,365	183	(9)	5,539	59,475	925	(39)	60,361
Other securities	0	0	0	0	10,060	222	(1,279)	9,003

Total	$5,639	$185	$(10)	$5,814	$306,412	$3,071	$(2,555)	$306,928

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost. Unrealized losses due to credit risk of the underlying collateral of the debt security, if any, are not material. First Financial has the intent and ability to hold all debt security issues temporarily impaired until maturity or recovery of book value. All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value.
First Financial had trading securities with a fair value of $3.8 million at March 31, 2008, and $0 at December 31, 2007, and March 31, 2007. For further detail on the fair value of investment securities, see Note 10 — Fair Value Disclosures.
NOTE 5: DERIVATIVES
The use of derivative instruments allows First Financial to meet the needs of its clients while managing the interest-rate risk associated with certain transactions. First Financial’s board of directors has authorized the use of certain derivative products, including interest rate caps, floors, and swaps. Currently, First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.

The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income. The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

	March 31, 2008			December 31, 2007			March 31, 2007
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)

Fair Value Hedges
Pay fixed interest rate swaps	$27,800	$1	$(1,941)	$28,903	$79	$(866)	$30,568	$460	$(230)

Matched Client Hedges
Client interest rate swaps with bank	61,384	5,029	0	51,480	2,702	0	24,673	699	0
Bank interest rate swaps with counterparty	61,384	0	(5,029)	51,840	0	(2,702)	24,673	0	(699)

Total	$150,568	$5,030	$(6,970)	$131,863	$2,781	$(3,568)	$79,914	$1,159	$(929)

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position. Derivative collateral balances were $3,710, $936, and $0 at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.
NOTE 6: OTHER LONG-TERM DEBT

Other long-term debt on the Consolidated Balance Sheets consists of junior subordinated debentures owed to unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II), and in the third quarter of 2002 by First Financial (OH) Statutory Trust I (Trust I).
The debentures issued in 2002 were eligible for early redemption by First Financial in September of 2007, with a final maturity in 2032. In September of 2007, First Financial redeemed all the underlying capital securities relating to Trust I. The total outstanding capital securities redeemed were $10.0 million. The debentures issued in 2003 are eligible for early redemption by First Financial in September of 2008, with a final maturity in 2033.
First Financial owns 100% of the common equity of the remaining trust, Trust II. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month LIBOR. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines, but are limited to 25% of qualifying Tier I capital.

			Maturity
(dollars in $000’s)	Amount	Rate	Date	Call Date
First Financial (OH) Statutory Trust II	$20,000	5.80%	9/30/33	9/30/08
NOTE 7: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31

Balance at beginning of period	$29,057	$29,136	$28,060	$27,407	$27,386
Provision for loan losses	3,223	1,640	2,558	2,098	1,356
Loans charged off	(3,103)	(3,042)	(2,097)	(2,130)	(2,153)
Recoveries	541	1,323	615	685	818

Balance at end of period	$29,718	$29,057	$29,136	$28,060	$27,407

Allowance for loan and lease losses to total ending loans	1.14%	1.12%	1.12%	1.10%	1.10%

The allowance for loan and lease losses related to loans that are identified as impaired is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Impaired loans requiring a valuation	$4,721	$4,822	$5,325	$7,309	$2,911

Valuation allowance	$2,125	$2,705	$2,756	$3,477	$1,219

Average impaired loans for the period	$6,137	$9,755	$8,921	$8,435	$3,894

For all periods presented above, there were no impaired loans that did not require a valuation allowance. First Financial recognized interest income on impaired loans for the quarter ended March 31, 2008 of $0.1 million compared to $0 for the same period in 2007. Interest income is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.
NOTE 8: INCOME TAXES
First Financial’s effective tax rate in the first quarter of 2008 was 32.6%, compared to 33.0% in the first quarter of 2007.
First Financial adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. The adoption of FIN 48 had no impact on First Financial’s financial statements. At March 31, 2008, and December 31, 2007, First Financial had no FIN 48 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.
First Financial and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana. First Financial’s income tax returns are subject to review and examination by federal, state, and local government authorities. The calendar years through 2004 have been reviewed and closed by the Internal Revenue Service. The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding examination matters.
NOTE 9: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial uses a December 31 measurement date for its defined benefit pension plan. Effective in the third quarter of 2007, First Financial amended the defined benefit pension plan formula to change the determination of participant benefits from a final average earnings plan to a cash balance plan. Pension plan participants prior to July 1, 2007, transitioned to the amended plan on January 1, 2008. After July 1, 2007, newly eligible participants entered the amended plan upon their eligibility date. Due to the funded status of the pension plan, First Financial does not expect to make any contributions to its pension plan in 2008.
The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Earnings (dollars in $000’s).

	Three months ended
	March 31,
	2008	2007
Service cost	$590	$851
Interest cost	643	743
Expected return on plan assets	(1,024)	(1,122)
Amortization of transition asset	(9)	(12)
Amortization of prior service cost	(106)	12
Amortization of actuarial loss	242	227

Net periodic benefit cost	$336	$699

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
	2008	2007
Net actuarial loss	$242	$227
Net prior service (credit) cost	(106)	12
Net transition asset	(9)	(12)
Deferred tax assets	(46)	(83)

Net amount recognized	$81	$144

NOTE 10: FAIR VALUE DISCLOSURES
First Financial adopted SFAS No. 157 effective January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.

First Financial also adopted SFAS No. 159 effective January 1, 2008. This statement permits the initial and subsequent measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis.
Fair Value Option
The following table summarizes the impact on First Financial’s Consolidated Balance Sheets of adopting the fair value option (FVO) for equity securities of government sponsored entities, specifically Federal Home Loan Mortgage Corporation perpetual preferred series V shares with a cost basis of $5.0 million. Amounts shown represent the carrying value of the affected investment security categories before and after the change in accounting resulting from the adoption of SFAS No. 159 (dollars in $000’s).

	Jan. 1, 2008
	Balance Sheet		Jan. 1, 2008
	Prior to		Balance Sheet
	Adoption	Adoption Impact	After Adoption
Trading investment securities	$0	$3,799	$3,799
Available-for-sale investment securities	306,928	(3,799)	303,129
Accumulated comprehensive income (loss)	(7,127)	750	(6,377)

Cumulative effect of adoption of the FVO — charge to retained earnings (1)		$750

Retained earnings	$82,093	($750)	$81,343

(1)	The adoption of SFAS No. 159 had no overall tax impact due to the transfer of the unrealized loss from accumulated other comprehensive income (loss) to retained earnings, within shareholders’ equity.
Prior to the election of the FVO effective January 1, 2008, First Financial’s equity securities of government sponsored entities totaled $3.8 million and were classified as investment securities available-for-sale. An unrealized loss of $0.8 million, net of taxes of $0.4 million, as of December 31, 2007, was included as a component of accumulated other comprehensive income (loss). In connection with First Financial’s adoption of SFAS No. 159 effective January 1, 2008, the $0.8 million unrealized loss was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment. There was no impact on total shareholders’ equity upon adoption. The equity securities of government sponsored entities are included as trading investment securities on First Financial’s Consolidated Balance Sheets effective January 1, 2008.
At March 31, 2008, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $3.8 million, consistent with fair value of the equity securities at December 31, 2007, included as investment securities available-for-sale. Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income. Future changes will be recorded similarly. Dividends received on these securities are included in tax-exempt investment security interest income. There were no purchases or sales of similar investment securities in the first quarter of 2008.
Fair Value Measurement
The SFAS No. 157 fair value framework includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2), and the lowest priority to unobservable inputs (Level 3). When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, First Financial looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
The following describes the valuation techniques used by First Financial to measure different financial assets and liabilities at fair value in the financial statements.
Investment securities - Investment securities classified as trading and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment securities not valued based upon the methods above are considered Level 3.
Loans held for sale — Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential real estate loans originated for sale to a strategic partner. Fair value is based on the contractual price to be received from our strategic partner, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, First Financial records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.
Derivatives — First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time. The net interest receivable or payable is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. First Financial utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves. The discounted net present value calculated represents the cost to terminate the swap if First Financial should choose to do so on the applicable measurement date (Level 2).
Allowance for loan and lease losses — Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses. Market value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities at
	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value
Assets
Trading investment securities (2)	$3,820	$0	$0	$0	$3,820
Derivatives	0	5,030	0	(5,029)	1
Available-for-sale investment securities	228	344,917	0	0	345,145

Total	$4,048	$349,947	$0	$(5,029)	$348,966

Liabilities — Derivatives	$0	$6,970	$0	$(5,029)	$1,941

(1)	Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2)	Amount represents an item for which First Financial elected the fair value option under SFAS No. 159.
Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-Date
	Level 1	Level 2	Level 3	Gains (Losses)
Assets
Loans held for sale	$0	$4,108	$0	$0
Impaired loans (1)	0	2,515	80	0

(1)	Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)
SUMMARY
MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, and Kentucky through its full-service banking centers. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability. First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. To help achieve its goals of superior service to an increasing number of clients, First Financial opened two new banking centers in its metropolitan markets in 2007. First Financial has future expansion opportunities in Ohio, Indiana, and Kentucky, including expansion opportunities with properties previously acquired. First Financial announced in December of 2007 its plans to open a new market headquarters in the third quarter of 2008 for its Dayton-Middletown metropolitan market. First Financial intends to concentrate future growth plans and capital investments in its metropolitan markets. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of First Financial’s funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.
As a key component to executing its market strategy, in the first quarter of 2008, First Financial’s corporate headquarters was relocated to its existing Cincinnati market offices in Cincinnati, Ohio. The bank subsidiary remains headquartered in Hamilton, Ohio.
First Financial continues to focus on the execution of its strategic initiatives, including the identification of core businesses. Some examples of these efforts include the fourth quarter of 2007 formation of a long-term exclusive marketing agreement and the sale of the merchant payment processing portfolio, as well as the first quarter of 2007 consolidation of seven banking centers and sale of mortgage servicing rights and problem loans.
First Financial has 80 offices serving eight distinct markets with an average banking center deposit size of approximately $35 million. The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.
OVERVIEW OF OPERATIONS
Net income for the first quarter of 2008 was $7.3 million or $0.20 in diluted earnings per share versus $8.4 million or $0.22 in diluted earnings per share for the first quarter of 2007. The $1.1 million decrease in net income was due to lower net interest income of $2.2 million and increased provision expense for loan and lease losses of $1.8 million, partially offset by increased noninterest income of $0.1 million, decreased noninterest expense of $2.2 million, and decreased income tax expense of $0.6 million. Compared to the fourth quarter of 2007 net income of $10.7 million or $0.29 in diluted earnings per share, first quarter of 2008 net income decreased $3.4 million due to the $5.5 million fourth quarter of 2007 sale of the merchant payment processing portfolio, lower net interest income of $0.9 million, and increased provision for loan and lease losses of $1.5 million, partially offset by decreased noninterest expense of $2.4 million and decreased income tax expense of $2.1 million.
Return on average assets for the first quarter of 2008 was 0.89% compared to 1.04% for the comparable period in 2007 and 1.27% for the linked-quarter (first quarter of 2008 compared to the fourth quarter of 2007). Return on average shareholders’ equity for the first quarter of 2008 was 10.63% compared to 11.94% for the comparable period in 2007 and 15.37% for the linked-quarter.
A detailed discussion of the first quarter of 2008 results of operations follows.

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

	Three Months Ended
	March 31,
(dollars in $000’s)	2008	2007
Net interest income	$28,249	$30,403
Tax equivalent adjustment	514	576

Net interest income — tax equivalent	$28,763	$30,979

Average earning assets	$3,005,835	$2,992,294

Net interest margin *	3.78%	4.12%
Net interest margin (fully tax equivalent) *	3.85%	4.20%

*   Margins are calculated using net interest income annualized divided by average earning assets.
Net interest income in the first quarter of 2008 was $28.2 million compared to $30.4 million in the first quarter of 2007, a decrease of $2.2 million or 7.1%. First quarter of 2008 net interest margin of 3.78% decreased 34 basis points from 4.12% for the first quarter of 2007. This decline in net interest income and margin is primarily a result of actions by the Federal Reserve to address the weakening economy, including the consumer mortgage crisis, by lowering the federal funds rate by 300 basis points over the past seven months, and the resulting impact on our asset sensitive balance sheet. Earning asset growth, specifically growth in the commercial, commercial real estate, and construction loan portfolios, partially offset the decline in market interest rates.
On a tax equivalent basis, the first quarter of 2008 net interest margin of 3.85% decreased 35 basis points from 4.20% for the first quarter of 2007.
Net interest income on a linked-quarter basis decreased from $29.1 million in the fourth quarter of 2007 to $28.2 million in the first quarter of 2008, a $0.9 million or 11.4% annualized decrease. The decrease in net interest income is primarily due to a decline in market interest rates, including a 200 basis point reduction in the federal funds rate during the first quarter, partially offset by the continued mix shift in earning assets. Linked-quarter net interest margin remained relatively flat, decreasing 1 basis point from 3.79% to 3.78%. On a tax-equivalent basis, the first quarter of 2008 net interest margin was 3.85% as compared to 3.86% for the fourth quarter of 2007.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).
QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2008			December 31, 2007			March 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$65,799	$565	3.45%	$106,922	$1,224	4.54%	$134,635	$1,756	5.29%
Investment securities	343,553	4,312	5.05%	350,346	4,500	5.10%	367,407	4,800	5.30%
Loans (1):
Commercial loans	781,358	12,945	6.66%	777,028	14,595	7.45%	686,947	13,982	8.25%
Real estate — construction	162,008	2,474	6.14%	154,208	2,815	7.24%	100,192	2,028	8.21%
Real estate — commercial	708,779	11,975	6.80%	693,642	12,105	6.92%	638,717	10,882	6.91%

Real estate — residential	533,689	7,577	5.71%	544,326	7,846	5.72%	620,843	8,674	5.67%
Installment	132,876	2,222	6.73%	145,831	2,405	6.54%	189,479	2,889	6.18%
Home equity	251,706	4,308	6.88%	248,248	4,736	7.57%	229,435	5,376	9.50%
Credit card	25,745	712	11.12%	25,271	724	11.37%	23,809	804	13.70%
Lease financing	322	7	8.74%	431	6	5.52%	830	22	10.75%
Loan fees		501			477			407

Total loans	2,596,483	42,721	6.62%	2,588,985	45,709	7.00%	2,490,252	45,064	7.34%

Total earning assets	3,005,835	47,598	6.37%	3,046,253	51,433	6.70%	2,992,294	51,620	7.00%

Nonearning Assets
Cash and due from banks	86,879			84,771			94,384
Allowance for loan and lease losses	(28,860)			(29,503)			(27,770)
Premises and equipment	78,969			78,992			79,819
Other assets	155,840			158,315			160,619

Total assets	$3,298,663			$3,338,828			$3,299,346

Interest-bearing liabilities
Deposits:
Interest-bearing	$623,206	2,066	1.33%	$607,009	2,803	1.83%	$646,548	3,302	2.07%
Savings	610,449	2,208	1.45%	604,063	2,980	1.96%	545,101	2,353	1.75%
Time	1,219,373	13,465	4.44%	1,250,392	14,455	4.59%	1,215,264	13,354	4.46%

Short-term borrowings	93,029	792	3.42%	106,724	1,211	4.50%	88,533	996	4.56%
Long-term borrowings	64,870	818	5.07%	71,152	905	5.05%	93,080	1,212	5.28%

Total interest-bearing liabilities	2,610,927	19,349	2.98%	2,639,340	22,354	3.36%	2,588,526	21,217	3.32%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	379,240			399,304			401,698
Other liabilities	31,681			23,915			22,669
Shareholders’ equity	276,815			276,269			286,453

Total liabilities and shareholders’ equity	$3,298,663			$3,338,828			$3,299,346

Net interest income		$28,249			$29,079			$30,403

Net interest spread			3.39%			3.34%			3.68%
Contribution of noninterest-bearing sources of funds			0.39%			0.45%			0.44%
Net interest margin (2)			3.78%			3.79%			4.12%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables (dollars in $000’s).

	Changes for the Three Months Ended March 31
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(54)	$(134)	$(188)	$(239)	$(249)	$(488)
Federal funds sold	(296)	(363)	(659)	(613)	(578)	(1,191)
Gross loans (1)	(2,643)	(345)	(2,988)	(4,541)	2,198	(2,343)

Total earning assets	(2,993)	(842)	(3,835)	(5,393)	1,371	(4,022)
Interest-bearing liabilities
Total interest-bearing deposits	$(2,242)	$(257)	$(2,499)	$(1,795)	$525	$(1,270)
Borrowed funds
Short-term borrowings	(292)	(127)	(419)	(251)	47	(204)
Federal Home Loan Bank long-term debt	3	(63)	(60)	5	(158)	(153)
Other long-term debt	(22)	(5)	(27)	(42)	(199)	(242)

Total borrowed funds	(311)	(195)	(506)	(288)	(310)	(598)

Total interest-bearing liabilities	(2,553)	(452)	(3,005)	(2,083)	215	(1,868)

Net interest income (2)	$(440)	$(390)	$(830)	$(3,310)	$1,156	$(2,154)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.
NONINTEREST INCOME
First quarter of 2008 noninterest income of $14.9 million remained relatively flat compared to the first quarter of 2007. Noninterest income in the first quarter of 2008 included a $1.6 million gain associated with the partial redemption of Visa Inc. common shares comprised of a $1.1 million gain on the share redemption and the reversal of the $0.5 million litigation reserve established in the fourth quarter of 2007. The first quarter of 2007 included a $1.1 million gain on the sale of the servicing rights for First Financial’s residential real estate loans serviced for others. Excluding these items, first quarter of 2008 noninterest income decreased $0.4 million or 2.9% from the first quarter of 2007 primarily due to lower earnings from bank-owned life insurance offset by higher trust and wealth management fees.
On a linked-quarter basis, total noninterest income decreased $5.4 million or 26.6%. First quarter of 2008 noninterest income included the previously mentioned $1.6 million Visa Inc. gain, and the fourth quarter of 2007 included a $5.5 million gain on the sale of First Financial’s merchant payment processing portfolio. Excluding these items, first quarter of 2008 noninterest income decreased $1.5 million or 10.0% from the fourth quarter of 2007 primarily due to a seasonal decline in service charges on deposit accounts and lower trust and wealth management fees, offset by higher bankcard income.
NONINTEREST EXPENSE
Total noninterest expense decreased $2.2 million or 7.0% during the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the following:
•	decreases in salaries and employee benefits of $1.9 million primarily due to a $0.9 million reduction in severance costs, $0.5 million reduction in salaries and incentive-based compensation as a result of an overall reduction in staffing levels, and $0.2 million reduction in pension and other retirement-related expenses

•	decreases in marketing related costs of $0.4 million primarily due to the costs associated with the branding initiative in 2007

On a linked-quarter basis, noninterest expense decreased $2.4 million or 7.5% from the fourth quarter of 2007. This decrease in noninterest expense was primarily due to the $2.2 million pension settlement charge which occurred in the fourth quarter of 2007. The prior period pension settlement charge was an acceleration of costs that were previously deferred under pension accounting rules and would have been recognized in future periods.
INCOME TAXES
Income tax expense was $3.5 million and $4.1 million for the first quarters of 2008 and 2007, respectively. The effective taxes rates for the first quarters of 2008 and 2007 were 32.6% and 33.0%, respectively.
ASSETS
Loan growth continues to be driven by First Financial’s efforts to deepen its market presence, primarily in its metropolitan markets, resulting in the mix shift from lower yielding consumer lending to higher yielding commercial loans. Average total loans during the first quarter of 2008 increased $109.9 million or 4.4% from the comparable period a year ago. Average commercial, commercial real estate, and construction loans increased $228.7 million or 16.1% from the first quarter of 2007.
During late 2005 and early 2006, management made a number of strategic decisions to realign its balance sheet and change its lending focus. These decisions included exiting indirect installment lending and no longer holding its residential real estate loan originations on the balance sheet. This has resulted in the cumulative reduction in indirect installment and residential real estate loan balances of $206 million and $194 million, respectively, since that time.
Average total loans for the first quarter of 2008 remained relatively flat, increasing $8.1 million or 1.2% on an annualized basis from the fourth quarter of 2007; however, average commercial, commercial real estate, and construction loans increased $28.6 million or 7.0% on an annualized basis from the fourth quarter of 2007.
Securities available-for-sale were $345.1 million at March 31, 2008, compared to $325.8 million at March 31, 2007, and $306.9 million at December 31, 2007. The combined investment portfolio was 11.7% and 11.0% of total assets at March 31, 2008, and 2007, respectively, and 10.3% of total assets at December 31, 2007. The investment portfolio, as a percentage of total assets, remains low relative to our peers; however, First Financial is reviewing various portfolio strategies and expects to increase this percentage as opportunities present themselves. At March 31, 2008, First Financial held approximately 58% of its available-for-sale securities in mortgage related instruments, substantially all of which are held in highly rated agency pass-through residential mortgage instruments. Among other factors, portfolio selection criteria avoid securities backed by sub-prime assets and also those containing assets that would give rise to material geographic concentrations.
First Financial adopted SFAS No. 159 effective January 1, 2008. This statement permits the initial and subsequent measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial applied the fair value option to its equity securities of government sponsored entities, specifically Federal Home Loan Mortgage Corporation perpetual preferred series V shares, and these securities are classified as trading investment securities at March 31, 2008, in First Financial’s Consolidated Balance Sheets.
DEPOSITS
Total deposit balances, both average and period-end, were up slightly on a year-over-year basis and declined on a linked-quarter basis. The seasonal fluctuation from a large commercial noninterest-bearing account was the primary reason for the linked-quarter decline. Transaction account balances, both average and period-end, have grown over these comparative periods but this growth has been offset by the runoff of time and wholesale deposits as a result of our decision to maintain rational deposit pricing in a very competitive landscape. The consumer’s preference for higher-yielding money market accounts and time deposits, rather than more traditional transaction accounts, continues to result in shifts in deposit mix and behavior-based margin compression.
Average deposits for the first quarter of 2008 increased $23.7 million or 0.8% from the comparable period a year ago. Average total interest-bearing deposits for the first quarter of 2008 increased $46.1 million or 1.9%, and average noninterest-bearing deposits decreased $22.5 million or 5.6%, both from the first quarter of 2007. Average transaction account balances increased approximately $41 million or 3.4% from the first quarter of 2007.
Average deposits for the first quarter of 2008 decreased $28.5 million or 4.0% on an annualized basis from the fourth quarter of 2007. Average total interest-bearing deposits decreased $8.4 million or 1.4%, and average noninterest-bearing deposits decreased $20.1 million or 20.1%, both on an annualized basis from the fourth quarter of 2007. Average transaction account balances increased approximately $22 million or 7.3%, offset by the runoff of time and wholesale account balances of approximately $31 million or 9.9%, both on an annualized basis from the fourth quarter of 2007. Period-end noninterest-bearing deposits decreased $60.7 million from the fourth quarter of 2007 primarily due to the seasonal deposit activity of large commercial clients.
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
While most indications point to a continued decline in the performance of certain real estate and consumer-based lending products as a result of the broad economic downturn, First Financial’s overall credit quality remains stable. First Financial’s total loan portfolio has, and continues to shift away from most consumer-based lending. As such, the expected effects on First Financial from such economic conditions, relative to the industry, should be less severe. Additionally, the mix of the total loan portfolio has shifted not only in product type, but in the risk profile of the borrowers due to the improvements in both underwriting and in the resolution strategies used for problem credits. However, there always remains the possibility of an unexpected event which could result in higher credit costs.
Total nonperforming asset levels have remained relatively consistent over the past four quarters, fluctuating less than 5% since the second quarter of 2007. At the end of the first quarter of 2008, total nonperforming assets were $17.6 million, an increase of $0.3 million from the end of the fourth quarter of 2007. Compared to the end of the fourth quarter of 2007, the ratio of nonperforming loans to total loans increased 2 basis points to 58 basis points at the end of the first quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, remained consistent at 67 basis points at the end of the first quarter of 2008.
First Financial’s March 31, 2008, allowance for loan and lease losses to period-end loans ratio was 1.14% as compared to the March 31, 2007, and December 31, 2007, allowance for loan and lease losses to period-end loans ratios of 1.10% and 1.12%, respectively. The increase in the allowance for loan and lease losses to period-end loans ratio is based on our estimate of potential losses inherent in the loan portfolio, primarily driven by changes in consumer-based credit. First Financial’s allowance for loan and lease losses to nonaccrual and nonperforming loan ratios has been steadily increasing since the second quarter of 2007, and at March 31, 2008, were 202.29% and 194.83%, respectively. A large percentage of nonperforming assets are secured by real estate, and this collateral has been appropriately considered in establishing the allowance for loan and lease losses.
At March 31, 2008, the commercial real estate and real estate construction loan portfolio totaled $899.1 million, or 34.4% of total loans, including $130.2 million or 5.0% of total loans for commercial real estate construction, and $42.5 million or 1.6% of total loans, for residential construction, land acquisition, and development. First Financial believes its internal lending policies and extensive underwriting standards are key to managing credit exposure from both the residential construction and land acquisition and development segments in any particular project.
First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage, and believes its credit underwriting processes are producing a prudent and acceptable level of credit exposure.
Since the first quarter of 2007, First Financial has experienced nearly 10% growth in its home equity loan portfolio average balances. First Financial believes its underwriting criteria coupled with the monitoring of a number of metrics including credit scores, loan-to-value ratios, line size, and usage, provides adequate oversight for the growth. First Financial maintains a strong pricing discipline for its home equity loan product and does not sacrifice loan quality for growth.
In the second quarter of 2005, First Financial made the strategic decision to discontinue the origination of residential real estate loans for retention on its balance sheet. As a result, the residential real estate portfolio has declined $194 million, excluding the impact of the loan sales, since that time. In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell future originations to a strategic partner. Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.
First quarter of 2008 net charge-offs were $2.6 million, an annualized 40 basis points of average loans, compared to first quarter of 2007 net charge-offs of $1.3 million, an annualized 22 basis points of average loans, and fourth quarter of 2007 net charge-offs of $1.7 million, an annualized 26 basis points of average loans. Approximately $0.5 million or 8 basis points of the increase is due to the impact of four large home equity loan charge-offs. From an industry perspective, home equity lending may continue to experience stress, as borrowers come under continued pressure in the current economic environment. First Financial’s overall credit quality metrics for its home equity loan portfolio continue to remain stable, as over the past eight quarters both the home equity net charge-off ratio and ratio of nonaccrual home equity loans to total home equity loans have consistently been below 50 basis points, when the previously mentioned first quarter of 2008 home equity loan charge-offs are excluded. First Financial continues to actively monitor its home equity loan portfolio but may experience similar volatility in upcoming quarters.
The provision for loan and lease losses for the first quarter of 2008 was $3.2 million compared to $1.4 million for the same period in 2007 and $1.6 million for the linked-quarter. The increase in provision expense from these periods is primarily due to due to our current estimate of potential losses inherent in the loan portfolio, primarily driven by changes in consumer-based credit.
It is management’s belief that the $29.7 million allowance for loan and lease losses at March 31, 2008, is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios.

The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$29,057	$29,136	$28,060	$27,407	$27,386
Provision for loan losses	3,223	1,640	2,558	2,098	1,356
Gross charge-offs
Commercial	545	1,433	1,008	920	746
Real estate – commercial	806	465	76	176	146
Real estate – residential	39	33	49	57	116
Installment	564	522	471	604	741
Home equity	651	285	189	149	139
All other	498	304	304	224	265

Total gross charge-offs	3,103	3,042	2,097	2,130	2,153
Recoveries
Commercial	144	342	145	246	269
Real estate – commercial	3	632	124	48	58
Real estate – residential	11	3	25	10	18
Installment	315	242	263	288	346
Home equity	0	19	12	25	76
All other	68	85	46	68	51

Total recoveries	541	1,323	615	685	818

Total net charge-offs	2,562	1,719	1,482	1,445	1,335

Ending allowance for loan losses	$29,718	$29,057	$29,136	$28,060	$27,407

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.21%	0.56%	0.45%	0.37%	0.28%
Real estate – commercial	0.46%	-0.10%	-0.03%	0.08%	0.06%
Real estate – residential	0.02%	0.02%	0.02%	0.03%	0.06%
Installment	0.75%	0.76%	0.53%	0.74%	0.85%
Home equity	1.04%	0.43%	0.29%	0.21%	0.11%

All other	0.92%	0.48%	0.62%	0.44%	0.70%
Total net charge-offs	0.40%	0.26%	0.23%	0.23%	0.22%

NONPERFORMING/UNDERPERFORMING ASSETS
Total nonperforming assets at the end of the first quarter of 2008 were $17.6 million, an increase of $3.6 million from the end of the first quarter of 2007 primarily due to a higher level of nonaccrual residential real estate loans consistent with the industry and weakness in the consumer sector. As a result, the ratio of nonperforming loans to total loans increased from 45 basis points at the end of the first quarter of 2007 to 58 basis points at the end of the first quarter of 2008. This 13 basis point increase in the ratio of nonperforming loans to total loans, combined with the recent developments in the overall consumer credit environment, have been the primary drivers for the increase in the allowance for loan and lease losses to total loans ratio from 1.10% to 1.14%. The ratio of nonperforming assets to period-end loans, plus other real estate owned, increased from 56 basis points at the end of the first quarter of 2007 to 67 basis points at the end of the first quarter of 2008.

Total nonperforming assets on a linked-quarter basis increased $0.3 million from the end of the fourth quarter of 2007. The ratio of nonperforming loans to total loans increased from 56 basis points at the end of the fourth quarter of 2007 to 58 basis points at the end of the first quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, remained consistent at 67 basis points at the end of the first quarter of 2008 as compared to the end of the fourth quarter of 2007.
Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.
The table that follows shows the categories that are included in nonperforming and underperforming assets as of March 31, 2008, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Three Months Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Nonaccrual loans
Commercial	$3,952	$2,677	$3,782	$6,812	$2,529
Real estate — commercial	4,415	5,965	5,343	4,140	4,947
Real estate — residential	4,529	3,063	2,147	1,694	1,311
Installment	544	734	745	681	920
Home equity	1,221	1,662	1,117	1,048	1,038
All other	30	12	8	21	20

Total nonaccrual loans	14,691	14,113	13,142	14,396	10,765
Restructured loans	562	567	574	581	588

Total nonperforming loans	15,253	14,680	13,716	14,977	11,353
Other real estate owned (OREO)	2,368	2,636	3,124	2,023	2,672

Total nonperforming assets	17,621	17,316	16,840	17,000	14,025
Accruing loans past due 90 days or more	372	313	222	165	81

Total underperforming assets	$17,993	$17,629	$17,062	$17,165	$14,106

Allowance for loan and lease losses to
Nonaccrual loans	202.29%	205.89%	221.70%	194.92%	254.59%
Nonperforming loans	194.83%	197.94%	212.42%	187.35%	241.41%
Total ending loans	1.14%	1.12%	1.12%	1.10%	1.10%
Nonperforming loans to total loans	0.58%	0.56%	0.53%	0.59%	0.45%
Nonperforming assets to
Ending loans, plus OREO	0.67%	0.67%	0.65%	0.67%	0.56%
Total assets	0.53%	0.51%	0.51%	0.52%	0.42%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures. Liquidity is closely monitored and managed by First Financial’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management, and treasury areas. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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
Capital expenditures, such as banking center expansions and technology investments, were $1.4 million and $1.5 million for the first three months of 2008 and 2007, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.
In addition, from time to time, First Financial utilizes advances from the Federal Home Loan Bank (FHLB) as a funding source. At March 31, 2008, and December 31, 2007, total long-term borrowings from the FHLB were $42.4 million and $45.9 million, respectively. The total available remaining borrowing capacity from the FHLB at March 31, 2008, was $384.7 million.
As of March 31, 2008, First Financial has pledged certain residential real estate loans totaling $546.5 million as collateral for borrowings to the FHLB. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $345.1 million at March 31, 2008. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $0.5 million at March 31, 2008. The market value of securities classified as trading totaled $3.8 million at March 31, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Overnight federal funds sold totaled $2.9 million at March 31, 2008.
Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. Dividends paid to First Financial from its subsidiaries totaled $7.4 million for first quarter of 2008. As of March 31, 2008, First Financial’s subsidiaries had retained earnings of $133.8 million of which $0.4 million was available for distribution to First Financial without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.
First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank. This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2008, the outstanding balance was $53.0 million compared to an outstanding balance of $72.0 million at December 31, 2007. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial renewed the $75.0 million credit facility during the first quarter of 2008 for a period of one year. The credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels. First Financial was in full compliance with all covenants as of March 31, 2008, and December 31, 2007.
First Financial Bancorp makes quarterly interest payments on its junior subordinated debentures owed to unconsolidated subsidiary trusts. Interest expense related to this other long-term debt totaled $0.4 million and $0.7 million for the three months ending March 31, 2008, and 2007, respectively. In September of 2007, First Financial redeemed all the underlying capital securities relating to First Financial (OH) Statutory Trust I. The total outstanding capital securities redeemed were $10 million. Therefore, there will be no future interest payments on that debenture. The $20 million of debentures issued in 2003 remain outstanding.

First Financial had no share repurchase activity under publicly announced plans in the first quarter of 2008, and at this time, First Financial does not plan to repurchase any of its shares the remainder of 2008. In the first quarter of 2007, First Financial repurchased 244,000 common shares at a cost of $3.9 million and a weighted average share repurchase price of $16.11.
In connection with First Financial’s adoption of SFAS No. 159 effective January 1, 2008, a $0.8 million unrealized loss was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment. There was no impact on total shareholders’ equity upon adoption.
First Financial also adopted EITF Issue No. 06-4 effective January 1, 2008. Issue No. 06-4 applies to split-dollar life insurance arrangements whose benefits continue into the employees’ retirement. First Financial recorded a transition adjustment in the amount of $2.5 million for the impact of this EITF effective January 1, 2008, as a reduction of opening retained earnings and an increase in accrued interest and other liabilities in the Consolidated Balance Sheets.
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
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2008, that First Financial met all capital adequacy requirements to which it was subject. At March 31, 2008, and December 31, 2007, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.
To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since those notifications that management believes has changed the institution’s category.
First Financial’s Tier I capital is comprised of total shareholders’ equity plus junior subordinated debentures, less unrealized gains and losses and any amounts resulting from the application of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans,” that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights. Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.
For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for Total risk-based capital including intangibles and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

The following table illustrates the actual and required capital amounts and ratios as of March 31, 2008, and the year ended December 31, 2007 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total capital to risk-weighted assets
Consolidated	$302,332	11.31%	$213,779	8.00%	N/A	10.00%
First Financial Bank	340,943	12.82%	212,763	8.00%	$265,954	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	272,614	10.20%	106,890	4.00%	N/A	6.00%
First Financial Bank	303,951	11.43%	106,382	4.00%	159,572	6.00%

Tier 1 capital to average assets
Consolidated	272,614	8.32%	130,790	4.00%	N/A	5.00%
First Financial Bank	303,951	9.35%	129,829	4.00%	162,286	5.00%

December 31, 2007
Total capital to risk-weighted assets
Consolidated	$303,103	11.38%	$213,041	8.00%	N/A	10.00%
First Financial Bank	341,702	12.92%	211,604	8.00%	$264,505	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	274,046	10.29%	106,520	4.00%	N/A	6.00%
First Financial Bank	305,394	11.55%	105,802	4.00%	158,703	6.00%

Tier 1 capital to average assets
Consolidated	274,046	8.26%	132,395	4.00%	N/A	5.00%
First Financial Bank	305,394	9.30%	131,121	4.00%	163,901	5.00%
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
In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan and lease losses, pension costs, goodwill, and income taxes.
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

Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss given the conditions at the time. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. The allowance for commercial loans, including time and demand notes, tax-exempt loans, commercial real estate, and commercial capital leases begins with a process of estimating the probable losses inherent in the portfolio. The estimates for these commercial loans are established by category and based on First Financial’s internal system of credit risk ratings and historical loss data.
The estimate of losses inherent in the commercial portfolio may then be adjusted for management’s estimate of probable losses on specific exposures as well as trends in delinquent and nonaccrual loans and other factors such as prevailing economic conditions, lending strategies, and other influencing factors. In the commercial portfolio, certain loans, typically larger-balance non-homogeneous exposures, may have a specific allowance established based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral.
The allowance for consumer loans which includes residential real estate, installment, home equity, credit card, consumer leasing, and overdrafts is established for each of the categories by estimating losses inherent in that particular category of consumer loans. The estimate of losses is primarily based on historical loss rates. Consumer loans are evaluated as an asset type within a category (i.e., residential real estate, installment, etc.), as these loans are smaller and more homogeneous.
Larger balance commercial and commercial real estate loans are impaired when, based on current information and events, it is probable that First Financial will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.
Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral. Income on impaired loans is recorded on the cash basis.
Pension – First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.
Goodwill and other intangible assets – Goodwill and intangible assets deemed to have indefinite lives, if any, are not amortized, but are subject to annual impairment tests. Core deposit intangibles were amortized on a straight-line basis over their useful lives, none of which exceeded 10 years. Core deposit intangibles were fully amortized by the end of the first quarter of 2008.
Income taxes – The calculation of First Financial’s income tax provision is complex and requires the use of estimates and judgments in its determination. First Financial estimates income tax expense based on amounts expected to be owed to various tax jurisdictions. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets or other liabilities in the Consolidated Balance Sheets. In estimating accrued taxes, First Financial assesses the appropriate tax treatment considering statutory, judicial, and regulatory guidance, including consideration of any reserve required for potential examination issues. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can be significant to the operating results of First Financial. The potential impact to First Financial’s operating results for any of the changes cannot be reasonably estimated. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

First Financial and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate return basis, and remits to First Financial amounts determined to be currently payable.
ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2008 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) the Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements.
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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations may be different from expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio and allowance for loan and lease losses; the effects of and changes in policies and laws of regulatory agencies; inflation, interest rates, market and monetary fluctuations; technological changes; mergers and acquisitions; the ability to increase market share and control expenses; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the Securities and Exchange Commission; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and the success of First Financial at managing the risks involved in the foregoing.
In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, as well as our other filings with the Commission, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements speak only as of the date on which such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

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
Presented below is the estimated impact on First Financial’s net interest income as of March 31, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2008	(10.39%)	(3.73%)	2.23%	4.47%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a relatively neutral rate risk position of a negative 0.04% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of March 31, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2008	(23.27%)	(9.03%)	2.52%	2.99%
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the first quarter of 2008.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through January 31, 2008	3,160	$10.33	0	4,969,105
February 1 through February 29, 2008	0	0	0	4,969,105
March 1 through March 31, 2008	0	0	0	4,969,105

Total	3,160	$10.33	0	4,969,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through
January 31, 2008	0	$0.00
February 1 through February 29, 2008	0	0.00
March 1 through March 31, 2008	0	0.00

Total	0	$0.00

Director Fee Stock Plan
January 1 through January 31, 2008	3,160	$10.33
February 1 through February 29, 2008	0	0.00
March 1 through March 31, 2008	0	0.00

Total	3,160	$10.33

Stock Option Plans
January 1 through January 31, 2008	0	$0.00
February 1 through February 29, 2008	0	0.00
March 1 through March 31, 2008	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of March 31, 2008, all shares under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

		Total Shares
	Total Shares	Repurchased
Announcement	Approved for	Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None
2/25/2003	2,243,715	2,243,715	Complete
Item 5. Other items
On April 28, 2008, the Compensation Committee approved the Long-Term Incentive Plan Grant Design and the Short-Term Incentive Plan Design. Copies of these designs are included as exhibits to this Form 10-Q. Awards were previously reported on a Form 8-K filed with the SEC on February 28, 2008.

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation, as amended as of February 26, 2008, and incorporated herein by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2007. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007, and incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007. File No. 000-12376.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.2	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.4	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.5	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.6	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.7	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.8	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.9	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.11	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.12	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.13	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Non-Qualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Restricted Stock Awards, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.17	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.18	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.19	First Financial Bancorp. Amended and Restated Severance Pay Plan as approved April 28, 2008.

10.20	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on May 5, 2007. File No. 000-12379.

10.21	First Financial Bancorp. Amended and Restated Key Manager Severance Plan as approved February 26, 2008.

10.22	Form of Agreement for Restricted Stock Award dated February 14, 2008.

10.23	Long-Term Incentive Plan Grant Design (2008).

10.24	Short-Term Incentive Plan Design (2008).

14	First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ J. Franklin Hall J. Franklin Hall	/s/ Anthony M. Stollings Anthony M. Stollings
Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer, and Controller

Date	5/9/08	Date	5/9/08