Form 10-Q
period 2008-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2008-08-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008

Common stock, No par value	37,482,343

FIRST FINANCIAL BANCORP.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$106,248	$106,224
Federal funds sold	4,005	106,990
Investment securities trading	3,598	0
Investment securities available-for-sale, at market value (cost $423,186 at June 30, 2008 and $306,412 at December 31, 2007)	421,697	306,928
Investment securities held-to-maturity (market value $5,490 at June 30, 2008 and $5,814 at December 31, 2007)	5,316	5,639
Other investments	34,632	33,969
Loans held for sale	2,228	1,515
Loans:
Commercial	814,779	785,143
Real estate — construction	186,178	151,432
Real estate — commercial	769,555	706,409
Real estate — residential	499,002	539,332
Installment	115,575	138,895
Home equity	263,063	250,888
Credit card	26,399	26,610
Lease financing	111	378

Total loans	2,674,662	2,599,087
Less:
Allowance for loan and lease losses	29,580	29,057

Net loans	2,645,082	2,570,030
Premises and equipment, net	79,380	78,994
Goodwill	28,261	28,261
Other intangibles	641	698
Accrued interest and other assets	128,874	130,068

TOTAL ASSETS	$3,459,962	$3,369,316

LIABILITIES
Deposits:
Interest-bearing	$575,236	$603,870
Savings	615,613	596,636
Time	1,167,024	1,227,954

Total interest-bearing deposits	2,357,873	2,428,460
Noninterest-bearing	419,045	465,731

Total deposits	2,776,918	2,894,191
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	25,932	26,289
Federal Home Loan Bank	237,900	0
Other	54,000	72,000

Total short-term borrowings	317,832	98,289
Federal Home Loan Bank long-term debt	41,263	45,896
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	28,039	33,737

TOTAL LIABILITIES	3,184,672	3,092,733

SHAREHOLDERS’ EQUITY
Common stock — no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2008 and 2007	390,545	391,962
Retained earnings	81,263	82,093
Accumulated comprehensive loss	(8,236)	(7,127)
Treasury Stock, at cost 11,075,230 shares in 2008 and 11,190,806 shares in 2007	(188,282)	(190,345)

TOTAL SHAREHOLDERS’ EQUITY	275,290	276,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,459,962	$3,369,316

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$39,646	$45,291	$82,367	$90,355
Investment securities
Taxable	4,387	3,762	7,908	7,653
Tax-exempt	792	911	1,583	1,820

Total investment securities interest	5,179	4,673	9,491	9,473
Federal funds sold	40	1,241	605	2,997

Total interest income	44,865	51,205	92,463	102,825
Interest expense
Deposits	14,635	19,409	32,374	38,418
Short-term borrowings	1,130	984	1,922	1,980
Long-term borrowings	384	542	790	1,101
Subordinated debentures and capital securities	302	669	714	1,322

Total interest expense	16,451	21,604	35,800	42,821

Net interest income	28,414	29,601	56,663	60,004
Provision for loan and lease losses	2,493	2,098	5,716	3,454

Net interest income after provision for loan and lease losses	25,921	27,503	50,947	56,550
Noninterest income
Service charges on deposit accounts	4,951	5,296	9,558	10,040
Trust and wealth management fees	4,654	4,526	9,276	8,686
Bankcard income	1,493	1,424	2,791	2,664
Net gains from sales of loans	188	184	407	346
Gain on sale of mortgage servicing rights	0	0	0	1,061
Gains on sales of investment securities	0	0	1,585	0
Other	2,462	2,702	5,006	6,079

Total noninterest income	13,748	14,132	28,623	28,876

Noninterest expenses
Salaries and employee benefits	15,895	17,134	32,968	36,095
Net occupancy	2,510	2,484	5,462	5,291
Furniture and equipment	1,617	1,708	3,270	3,335
Data processing	814	818	1,607	1,663
Marketing	474	642	991	1,511
Communication	749	798	1,554	1,663
Professional services	1,061	1,063	1,822	2,069
Other	4,849	4,793	9,315	9,023

Total noninterest expenses	27,969	29,440	56,989	60,650

Income before income taxes	11,700	12,195	22,581	24,776
Income tax expense	3,892	4,023	7,435	8,169

Net income	$7,808	$8,172	$15,146	$16,607

Earnings per share — basic	$0.21	$0.21	$0.41	$0.43

Earnings per share — diluted	$0.21	$0.21	$0.40	$0.43

Cash dividends declared per share	$0.17	$0.16	$0.34	$0.32

Average basic shares outstanding	37,114,451	38,965,409	37,090,603	39,042,827

Average diluted shares outstanding	37,524,789	38,967,061	37,478,353	39,050,919

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2008	2007
Operating activities
Net income	$15,146	$16,607
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	5,716	3,454
Depreciation and amortization	3,398	4,100
Stock-based compensation expense	837	194
Pension expense	605	1,397
Net amortization of premiums and accretion of discounts on investment securities	92	69
Gains on sales of investment securities	(1,585)	0
Originations of loans held for sale	(50,469)	(44,641)
Net gains from sales of loans held for sale	(407)	(346)
Proceeds from sales of loans held for sale	50,187	54,572
Deferred income taxes	(288)	(2,471)
Decrease (increase) in interest receivable	3,614	(1,445)
Decrease (increase) in cash surrender value of life insurance	390	(550)
Increase in prepaid expenses	(876)	(1,469)
(Decrease) increase in accrued expenses	(4,010)	1,230
(Decrease) increase in interest payable	(1,502)	163
Other	(1,925)	3,657

Net cash provided by operating activities	18,923	34,521

Investing activities
Proceeds from sales of securities available for sale	1,124	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	51,205	27,132
Purchases of securities available-for-sale	(173,052)	(21,374)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	323	2,918
Purchases of securities held-to-maturity	0	(634)
Purchases of FHLB stock	(663)	0
Net decrease in federal funds sold	102,985	47,000
Net increase in loans and leases	(82,596)	(77,642)
Proceeds from disposal of other real estate owned	701	1,095
Purchases of premises and equipment	(3,801)	(2,709)

Net cash used in investing activities	(103,774)	(24,214)

Financing activities
Net decrease in total deposits	(117,273)	(4,499)
Net increase (decrease) in short-term borrowings	219,543	(12,501)
Payments on long-term borrowings	(4,633)	(4,741)
Cash dividends paid	(12,717)	(12,540)
Purchase of common stock	0	(7,728)
Proceeds from exercise of stock options	0	80
Excess tax benefit on share-based compensation	(45)	23

Net cash provided by (used in) financing activities	84,875	(41,906)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	24	(31,599)
Cash and cash equivalents at beginning of period	106,224	119,407

Cash and cash equivalents at end of period	$106,248	$87,808

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands except per share data)

				Accumulated comprehensive
				income (loss)
	Common	Common		Unrealized gain
	stock	stock	Retained	(loss) on AFS	Pension	Treasury stock
	shares	amount	earnings	securities	obligation	Shares	Amount	Total
Balances at December 31, 2006	48,558,614	$392,736	$71,320	$(420)	$(12,955)	(9,313,207)	$(165,202)	$285,479
Net income			16,607					16,607
Unrealized holding gains on securities available-for-sale arising during the period				(3,079)				(3,079)
Changes in accumulated unrealized losses for pension and other postretirement obligations					286			286

Total comprehensive income								13,814
Cash dividends declared ($0.32 per share)			(12,483)					(12,483)
Purchase of common stock						(496,000)	(7,728)	(7,728)
Tax benefit on stock option exercise		23						23
Exercise of stock options, net of shares purchased		(58)				8,474	138	80
Restricted stock awards, net		(2,350)				125,202	2,197	(153)
Share-based compensation expense		194						194

Balances at June 30, 2007	48,558,614	390,545	75,444	(3,499)	(12,669)	(9,675,531)	(170,595)	279,226

Balances at December 31, 2007	48,558,614	391,962	82,093	328	(7,455)	(11,190,806)	(190,345)	276,583
Cumulative adjustment for adoption of new accounting principles on January 1, 2008:
Fair value option (SFAS No. 159)			(750)	750				0
Cost of split-dollar life insurance for retirees (EITF Issue No. 06-4)			(2,499)					(2,499)
Net income			15,146					15,146
Unrealized holding gains on securities available-for-sale arising during the period				(2,024)				(2,024)
Changes in accumulated unrealized losses for pension and other postretirement obligations					165			165

Total comprehensive income								13,287
Cash dividends declared ($0.34 per share)			(12,727)					(12,727)
Tax liability on stock option exercise		(45)						(45)
Restricted stock awards, net		(2,209)				115,576	2,063	(146)
Share-based compensation expense		837						837

Balances at June 30, 2008	48,558,614	$390,545	$81,263	$(946)	$(7,290)	(11,075,230)	$(188,282)	$275,290

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
Effective January 1, 2008, First Financial adopted FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial applied the fair value option to its equity securities of government sponsored entities, specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares, and these securities are classified as trading investment securities at June 30, 2008, in the Consolidated Balance Sheets. In connection with First Financial’s adoption of SFAS No. 159 effective January 1, 2008, a $0.8 million unrealized loss, net of related deferred taxes, was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment. There was no impact on total shareholders’ equity upon adoption. For further detail on SFAS No. 159, see Note 10 — Fair Value Disclosures.

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
Effective January 1, 2008, First Financial adopted FSP 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.” FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. First Financial adopted a net presentation for derivative positions and related collateral pursuant entered into under master netting agreements to the guidance in FSP 39-1. The adoption of FSP 39-1 resulted in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities. The effects of these reclassifications will fluctuate in the future based on the fair values of the derivative contracts, but overall are not expected to have a material impact on either total assets or total liabilities.
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
Loan commitments — Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $726.4 million and $728.5 million at June 30, 2008, and December 31, 2007, respectively. Management does not anticipate any material losses as a result of these commitments.
Standby letters of credit — These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party. First Financial has issued standby letters of credit aggregating $23.5 million and $25,2 million at June 30, 2008, and December 31, 2007, respectively.
Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

NOTE 4: INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$65,106	$964	$0	$66,070
Mortgage-backed securities	221	0	(1)	220	305,505	976	(3,566)	302,915
Obligations of state and other political subdivisions	5,095	179	(4)	5,270	47,768	581	(79)	48,270
Other securities	0	0	0	0	4,807	118	(483)	4,442

Total	$5,316	$179	$(5)	$5,490	$423,186	$2,639	$(4,128)	$421,697

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2007 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$85,124	$705	$(39)	$85,790
Mortgage-backed securities	274	2	(1)	275	151,753	1,219	(1,198)	151,774
Obligations of state and other political subdivisions	5,365	183	(9)	5,539	59,475	925	(39)	60,361
Other securities	0	0	0	0	10,060	222	(1,279)	9,003

Total	$5,639	$185	$(10)	$5,814	$306,412	$3,071	$(2,555)	$306,928

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
First Financial had trading securities with a fair value of $3.6 million at June 30, 2008, $0 at December 31, 2007, and June 30, 2007. For further detail on the fair value of investment securities, see Note 10 — Fair Value Disclosures.
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

	June 30, 2008			December 31, 2007			June 30, 2007
		Estimated			Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value		Notional	Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)

Fair Value Hedges
Pay fixed interest rate swaps	$26,515	$36	$(876)	$28,903	$79	$(866)	$29,431	$968	$(27)

Matched Client Hedges
Client interest rate swaps with bank	87,031	3,233	(70)	51,480	2,702	0	29,095	195	(48)
Bank interest rate swaps with counterparty	87,031	70	(3,233)	51,480	0	(2,702)	29,095	48	(195)

Total	$200,577	$3,339	$(4,179)	$131,863	$2,781	$(3,568)	$87,621	$1,211	$(270)

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position. Derivative collateral balances were $910, $936, and $0 at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.
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

			Maturity
(dollars in $000’s)	Amount	Rate	Date	Call Date
First Financial (OH) Statutory Trust II	$20,000	5.80%	9/30/33	9/30/08

NOTE 7: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended					Six Months Ended
	2008		2007			June 30,
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2008	2007

Balance at beginning of period	$29,718	$29,057	$29,136	$28,060	$27,407	$29,057	$27,386
Provision for loan losses	2,493	3,223	1,640	2,558	2,098	5,716	3,454
Loans charged off	(3,195)	(3,103)	(3,042)	(2,097)	(2,130)	(6,298)	(4,283)
Recoveries	564	541	1,323	615	685	1,105	1,503

Balance at end of period	$29,580	$29,718	$29,057	$29,136	$28,060	$29,580	$28,060

Allowance for loan and lease losses to total ending loans	1.11%	1.14%	1.12%	1.12%	1.10%	1.11%	1.10%

The allowance for loan and lease losses related to loans that are identified as impaired is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2008		2007
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Impaired loans requiring a valuation	$5,279	$4,721	$4,822	$5,325	$7,309

Valuation allowance	$2,106	$2,125	$2,705	$2,756	$3,477

Average impaired loans year-to-date	$8,469	$6,137	$9,755	$8,921	$8,435

For all periods presented above, there were no impaired loans that did not require a valuation allowance. First Financial recognized interest income on impaired loans for the sixth months and quarter ended June 30, 2008, of $0.22 million and $0.1 million, compared to $0.2 million and $0.1 million for the respective periods in 2007. Interest income is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.
NOTE 8: INCOME TAXES
First Financial’s effective tax rate for the second quarter of 2008 was 33.3%, compared to 33.0% for the second quarter of 2007. The 2008 year-to-date effective tax rate was 32.9% compared to 33.0% for 2007.
First Financial adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. The adoption of FIN 48 had no impact on First Financial’s financial statements. At June 30, 2008, and December 31, 2007, First Financial had no FIN 48 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$527	$851	$1,117	$1,701
Interest cost	642	742	1,285	1,485
Expected return on plan assets	(1,025)	(1,122)	(2,049)	(2,243)
Amortization of transition asset	(8)	(12)	(17)	(24)
Amortization of prior service cost	(106)	12	(212)	25
Amortization of actuarial loss	239	227	481	453

Net periodic benefit cost	$269	$698	$605	$1,397

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net actuarial loss	$239	$227	$481	$453
Net prior service (credit) cost	(106)	12	(212)	25
Net transition asset	(8)	(12)	(17)	(24)
Deferred tax assets	(46)	(83)	(92)	(166)

Net amount recognized	$79	$144	$160	$288

First Financial maintained health care for certain retired employees. The health care plan was unfunded and paid medically necessary expenses incurred by retirees, after subtracting payments by Medicare or other providers and after deductibles had been met. First Financial had reserved the right to change or eliminate this benefit plan. In the second quarter of 2008, First Financial communicated to the pool of covered retirees that it was changing its postretirement health care plan. Effective August 1, 2008, First Financial will begin offering retiree health care coverage to the existing pool of covered retirees under a fully insured plan. Covered retirees will pay a monthly premium equal to 50% of the total premium for their health care coverage, and First Financial will pay a per participant monthly gross premium equal to 50% of the total premium. A third party will administer the plan, directly paying all covered retiree medical expenses after co-payments and deductibles are met.
The change in the postretirement health care plan is considered a plan settlement per FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and as such the fully insured plan eliminates the need for the FAS 106 postretirement benefit liability recorded on the balance sheet. As there is no transition asset or prior service cost for the plan recorded within accumulated other comprehensive income, in the second quarter of 2008 First Financial reversed $1.3 million of the postretirement benefit liability as a reduction of salaries and benefits expense. First Financial’s portion of the future monthly payment of third party premiums will be expensed as paid.

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
Fair Value Option
The following table summarizes the impact on First Financial’s Consolidated Balance Sheets of adopting the fair value option (FVO) for equity securities of government sponsored entities, specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares with an original cost basis of $5.0 million. Amounts shown represent the carrying value of the affected investment security categories before and after the change in accounting resulting from the adoption of SFAS No. 159 (dollars in $000’s).

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
At June 30, 2008, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $3.6 million, a decrease of approximately $0.2 million from the fair value of the equity securities at January 1, 2008, included as investment securities available-for-sale. Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.
Future changes will be recorded similarly. Dividends received on these securities are included in tax-exempt investment security interest income. There were no purchases or sales of similar investment securities in the first or second quarter of 2008.
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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities at
	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value

Assets
Trading investment securities (2)	$3,598	$0	$0	$0	$3,598
Derivatives	0	3,339	0	(3,303)	36
Available-for-sale investment securities	174	421,523	0	0	421,697

Total	$3,772	$424,862	$0	($3,303)	$425,331

Liabilities
Derivatives	$0	$4,179	$0	($3,303)	$876

(1)	Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2)	Amount represents an item for which First Financial elected the fair value option under SFAS No. 159.
Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-Date
	Level 1	Level 2	Level 3	Gains (Losses)
Assets
Loans held for sale	$0	$2,228	$0	$0
Impaired loans (1)	0	3,068	35	0

(1)	Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)
SUMMARY
MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, and Kentucky through its full-service banking centers. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability. First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. To help achieve its goals of superior service to an increasing number of clients, First Financial opened two new banking centers in its metropolitan markets in 2007. First Financial has future expansion opportunities in Ohio, Indiana, and Kentucky, including expansion opportunities with properties previously acquired. First Financial announced in December of 2007 its plans to open a new market headquarters in the third quarter of 2008 for its Dayton-Middletown metropolitan market and began construction on that location during the first quarter of 2008. First Financial intends to concentrate future growth plans and capital investments in its metropolitan markets and during the second quarter of 2008 began construction on a new location in Crown Point, Indiana, with plans to start construction on a new location in Cincinnati, Ohio during the third quarter of 2008. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of First Financial’s funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.
As a key component to executing its market strategy, in the first quarter of 2008, First Financial’s corporate headquarters was relocated to its existing Cincinnati market offices. The bank subsidiary remains headquartered in Hamilton, Ohio.
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
OVERVIEW OF OPERATIONS
Net income for the second quarter of 2008 was $7.8 million or $0.21 in diluted earnings per share versus $8.2 million or $0.21 in diluted earnings per share for the second quarter of 2007. The $0.4 million decrease in net income was due to lower net interest income of $1.2 million, increased provision expense for loan and lease losses of $0.4 million, and decreased noninterest income of $0.4 million, partially offset by decreased noninterest expense of $1.5 million, and decreased income tax expense of $0.1 million. Compared to the first quarter of 2008 net income of $7.3 million or $0.20 in diluted earnings per share, second quarter of 2008 net income increased $0.5 million primarily due to decreased provision for loan and lease losses of $0.7 million and decreased noninterest expense of $1.1 million, partially offset by decreased noninterest income of $1.1 million and increased income tax expense of $0.3 million.
Net income for the first six months of 2008 was $15.1 million or $0.40 in diluted earnings per share versus $16.6 million or $0.43 for the first six months of 2007. The $1.5 million decrease in net income was due to decreased net interest income of $3.3 million, increased provision expense for loan and lease losses of $2.3 million, and decreased noninterest income of $0.3 million, partially offset by decreased noninterest expense of $3.7 million and decreased income tax expense of $0.7 million.
Return on average assets for the second quarter of 2008 was 0.93% compared to 1.00% for the comparable period in 2007 and 0.89% for the linked-quarter (second quarter of 2008 compared to the first quarter of 2008). Return on average shareholders’ equity for the second quarter of 2008 was 11.26% compared to 11.61% for the comparable period in 2007 and 10.66% for the linked-quarter.
Return on average assets for the first six months of 2008 was 0.91% compared to 1.02% for the comparable period in 2007. Return on average shareholders’ equity was 10.96% for the first six months of 2008, versus 11.78% for the comparable period in 2007.
A detailed discussion of the first six months and second quarter of 2008 results of operations follows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in $000’s)	2008	2007	2008	2007
Net interest income	$28,414	$29,601	$56,663	$60,004
Tax equivalent adjustment	510	580	1,024	1,156

Net interest income — tax equivalent	$28,924	$30,181	$57,687	$61,160

Average earning assets	$3,074,885	$2,988,674	$3,041,235	$2,990,474

Net interest margin *	3.72%	3.97%	3.75%	4.05%
Net interest margin (fully tax equivalent) *	3.78%	4.05%	3.81%	4.12%

*   Margins are calculated using net interest income annualized divided by average earning assets.
Net interest income in the second quarter of 2008 was $28.4 million compared to $29.6 million in the second quarter of 2007, a decrease of $1.2 million or 4.0%. Second quarter of 2008 net interest margin of 3.72% decreased 25 basis points from 3.97% for the second quarter of 2007. The decline in net interest income and margin is primarily a result of actions by the Federal Reserve to address the current economic conditions, including the consumer mortgage crisis, by lowering the federal funds rate by 325 basis points since September 2007, and the resulting impact on our asset sensitive balance sheet. Earning asset growth in the commercial, commercial real estate, and construction loan portfolios, as well as in the investment securities portfolio, partially offset the effects of the decline in market interest rates.
On a tax equivalent basis, the second quarter of 2008 net interest margin of 3.78% decreased 27 basis points from 4.05% for the second quarter of 2007.
Net interest income on a linked-quarter basis increased from $28.2 million in the first quarter of 2008 to $28.4 million in the second quarter of 2008, a $0.2 million or 2.3% annualized increase. The increase in net interest income is primarily due to the growth in the investment portfolio combined with disciplined pricing on deposits, substantially offsetting the impact on loan yields from the decline in market interest rates. Linked-quarter net interest margin decreased 6 basis points from 3.78% to 3.72% reflecting the impact of the 225 basis point reduction in the federal funds rate during the first half of 2008 and a 3 basis point negative impact from the increase in earnings assets related to the investment portfolio. On a tax-equivalent basis, the second quarter of 2008 net interest margin was 3.78% as compared to 3.85% for the first quarter of 2008. The pace and magnitude of the recent changes to the federal funds target rate has created a more significant impact on the liability costs for the current reporting period.
Year-to-date net interest income was $56.7 million compared to $60.0 million in 2007, a $3.3 million or 5.6% decrease. Approximately 5 basis points of the year-to-date 2007 net interest margin was due to the impact of an accrual of income to convert certain consumer loans from a cycle-date basis of income recognition to a calendar-month basis. The year-to-date 2007 adjusted net interest margin, excluding the impact of this accrual, was 4.00%. The remaining decline in net interest income and margin is primarily a result of the previously mentioned decline in market interest rates, partially offset by a slight increase in overall earning asset levels and the continued mix shift in their composition. Year-to-date, the cost of the approximate $512 million of time deposit originations relative to the approximate $598 million in maturities has been approximately 125 basis points lower with a 135 basis point reduction in the marginal funding cost after accounting for the net runoff of the time deposit portfolio. Year-to-date net interest margin was 3.75% in 2008, compared to 4.00% in 2007 when adjusted for the year-to-date impact of the interest accrual noted earlier.
On a tax-equivalent year-to-date basis, net interest margin was 3.81% in 2008 compared to an adjusted 4.08% in 2007.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).
QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2008			March 31, 2008			June 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$4,095	$40	3.93%	$65,799	$565	3.45%	$93,986	$1,241	5.30%
Investment securities	422,463	5,179	4.93%	343,553	4,312	5.05%	364,050	4,673	5.15%
Loans (1):
Commercial loans	805,122	11,302	5.65%	781,358	12,945	6.66%	733,972	14,832	8.11%
Real estate — construction	179,078	2,287	5.14%	162,008	2,474	6.14%	118,425	2,268	7.68%
Real estate — commercial	747,077	12,059	6.49%	708,779	11,975	6.80%	658,021	11,423	6.96%

Real estate — residential	511,871	7,221	5.67%	533,689	7,577	5.71%	592,862	8,334	5.64%
Installment	121,000	2,012	6.69%	132,876	2,222	6.73%	170,750	2,616	6.15%
Home equity	257,954	3,725	5.81%	251,706	4,308	6.88%	231,993	4,674	8.08%
Credit card	26,043	657	10.15%	25,745	712	11.12%	23,944	694	11.63%
Lease financing	182	3	6.63%	322	7	8.74%	671	12	7.17%
Loan fees		380			501			438

Total loans	2,648,327	39,646	6.02%	2,596,483	42,721	6.62%	2,530,638	45,291	7.18%

Total earning assets	3,074,885	44,865	5.87%	3,005,835	47,598	6.37%	2,988,674	51,205	6.87%

Nonearning Assets
Cash and due from banks	81,329			86,879			94,541
Allowance for loan and lease losses	(29,248)			(28,860)			(27,482)
Premises and equipment	78,933			78,969			79,491
Other assets	155,750			155,840			156,532

Total assets	$3,361,649			$3,298,663			$3,291,756

Interest-bearing liabilities
Deposits:
Interest-bearing	$590,464	1,089	0.74%	$623,206	2,066	1.33%	$606,320	2,945	1.95%
Savings	617,029	1,321	0.86%	610,449	2,208	1.45%	578,357	2,751	1.91%
Time	1,193,447	12,225	4.12%	1,219,373	13,465	4.44%	1,219,242	13,713	4.51%

Short-term borrowings	194,183	1,130	2.34%	93,029	792	3.42%	87,129	984	4.53%
Long-term borrowings	62,226	686	4.43%	64,870	818	5.07%	90,343	1,211	5.38%

Total interest-bearing liabilities	2,657,349	16,451	2.49%	2,610,927	19,349	2.98%	2,581,391	21,604	3.36%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	394,352			379,240			405,179
Other liabilities	31,145			31,681			22,832
Shareholders’ equity	278,803			276,815			282,354

Total liabilities and shareholders’ equity	$3,361,649			$3,298,663			$3,291,756

Net interest income		$28,414			$28,249			$29,601

Net interest spread			3.38%			3.39%			3.51%
Contribution of noninterest-bearing sources of funds			0.34%			0.39%			0.46%

Net interest margin (2)			3.72%			3.78%			3.97%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables (dollars in $000’s).

	Changes for the Three Months Ended June 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(100)	$967	$867	$(210)	$716	$506
Federal funds sold	78	(603)	(525)	(323)	(878)	(1,201)
Gross loans (1)	(3,851)	776	(3,075)	(7,407)	1,762	(5,645)

Total earning assets	(3,873)	1,140	(2,733)	(7,940)	1,600	(6,340)
Interest-bearing liabilities
Total interest-bearing deposits	$(2,786)	$(318)	$(3,104)	$(4,756)	$(18)	$(4,774)
Borrowed funds
Short-term borrowings	(251)	589	338	(477)	623	146
Federal Home Loan Bank long-term debt	2	(24)	(22)	6	(164)	(158)
Other long-term debt	(110)	0	(110)	(216)	(151)	(367)

Total borrowed funds	(359)	565	206	(687)	308	(379)

Total interest-bearing liabilities	(3,145)	247	(2,898)	(5,443)	290	(5,153)

Net interest income (2)	$(728)	$893	$165	$(2,497)	$1,310	$(1,187)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.

	Changes for the
	Six Months Ended June 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(431)	$449	$18
Federal funds sold	(1,020)	(1,372)	(2,392)
Gross loans (1)	(11,501)	3,513	(7,988)

Total earning assets	(12,952)	2,590	(10,362)
Interest-bearing liabilities
Total interest-bearing deposits	$(6,332)	$288	$(6,044)
Borrowed funds
Short-term borrowings	(805)	747	(58)
Federal Home Loan Bank long-term debt	17	(328)	(311)
Other long-term debt	(251)	(357)	(608)

Total borrowed funds	(1,039)	62	(977)

Total interest-bearing liabilities	(7,371)	350	(7,021)

Net interest income (2)	$(5,581)	$2,240	$(3,341)

(1)	Loans held for sale and nonaccrual loans are both included in gross loans.

(2)	Not tax equivalent.
NONINTEREST INCOME
Second quarter of 2008 noninterest income of $13.7 million declined 2.7% compared to the second quarter of 2007, with increases in wealth management fees more than offset by the $0.3 million decline in service charges on deposits and the $0.2 million decrease in other income due to valuation adjustments on assets carried at market value. The decline in deposit service charges is primarily a result of lower fee income on overdraft and non-sufficient funds.
On a linked-quarter basis, total noninterest income decreased $1.1 million or 7.6%. Noninterest income in the first quarter of 2008 included a $1.6 million gain associated with the partial redemption of Visa Inc.

common shares. Excluding this item, second quarter 2008 noninterest income increased $0.5 million or 3.5% from the first quarter of 2008 primarily due to increases in service charge income on deposit accounts and bankcard related activity, offset by both lower gains on the sale of mortgage loans and lower other income due to valuation adjustments on assets carried at market value.
Year-to-date noninterest income was $28.6 million in 2008 compared to $28.9 million in 2007, a $0.3 million or 0.9% decrease. Noninterest income in the first quarter 2008 included a $1.6 million gain associated with the partial redemption of Visa Inc. common shares. Noninterest income in the first quarter 2007 included a $1.1 million gain on the sale of mortgage services rights. Excluding these items, year-to-date 2008 noninterest income decreased $0.8 million or 2.9% from the prior year comparable period primarily due to lower earnings from bank-owned life insurance and service charges on deposits, offset by increases in wealth management fees and bankcard income.
NONINTEREST EXPENSE
Noninterest expense was $28.0 million in the second quarter 2008 compared to $29.4 million in the second quarter 2007, a decrease of $1.4 million or 5.0% primarily due to a $1.3 million reduction in the liability for retiree medical benefits, which is not expected to be recurring. Excluding the $1.3 million, the decrease was $0.2 million or 0.6%.
On a linked-quarter basis, noninterest expense decreased $1.0 million or 3.6% to $28.0 million in the second quarter 2008 from $29.0 million in the first quarter 2008 primarily as a result of a $1.3 million reduction in the liability for retiree medical benefits offset by an increase in professional services and seasonal travel costs. Excluding the effects of the retiree medical benefit liability, noninterest expense increased approximately $0.2 million or 0.6%.
Year-to-date noninterest expense was $57.0 million in 2008 compared to $60.7 million in 2007, a $3.7 million or 6.0% decrease. This reduction is primarily the result of a $3.1 million decrease in salary and benefits, with an approximate $1.2 million reduction in base salary expense and $1.9 million reduction in associated pension and retiree costs. The remainder of the decrease is a result of lower marketing related expenses as compared to 2007.
INCOME TAXES
Income tax expense was $3.9 million and $4.0 million for the second quarters of 2008 and 2007, respectively. The effective taxes rates for the second quarters of 2008 and 2007 were 33.3% and 33.0%, respectively.
Income tax expense was $7.4 million and $8.2 million for the six months ended June 30, 2008, and 2007, respectively, with a tax benefit related to securities transactions of $0.6 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the six months ended June 30, 2008, and 2007, was 32.9% and 33.0%, respectively.
ASSETS
Loan growth continues to be driven by First Financial’s efforts to deepen its market presence, primarily in its metropolitan markets. The company continues to shift its lending from lower yielding consumer loans to higher yielding commercial loans. Average total loans during the second quarter of 2008 increased $114.8 million or 4.5% from the comparable period a year ago. Average commercial, commercial real estate, and construction loans increased $221.0 million or 14.6% from the second quarter of 2007.
During late 2005 and early 2006, management made a number of strategic decisions to realign its balance sheet and change its lending focus. These decisions included exiting indirect installment lending and no longer holding its residential real estate loan originations on the balance sheet. This has resulted in the cumulative reduction in indirect installment and residential real estate loan balances of $214 million and $215 million, respectively, since that time.

Average total loans for the second quarter of 2008 increased $51.9 million or 8.0% on an annualized basis from the first quarter of 2008; however, average commercial, commercial real estate, and construction loans increased $79.1 million or 19.2% on an annualized basis from the first quarter of 2008.
Year-to-date 2008 average total loans increased $112.2 million or 4.5% from the comparable period in 2007. However, average commercial, commercial real estate, and construction loans increased $224.6 million or 15.3% from the comparable period in 2007.
Securities available-for-sale were $421.7 million at June 30, 2008, compared to $313.6 million at June 30, 2007, and $345.1 million at March 31, 2008. The combined investment portfolio was 13.4% and 10.8% of total assets at June 30, 2008, and 2007, respectively, and 11.7% of total assets at March 31, 2008. At December 31, 2007, securities available-for-sale were $306.9 million, and the combined investment portfolio was 10.3% of total assets. The investment portfolio, as a percentage of total assets, remains low relative to our peers; however, First Financial is reviewing various portfolio strategies and expects to increase this percentage as opportunities present themselves. At June 30, 2008, First Financial held approximately 65% of its available-for-sale securities in mortgage related instruments, substantially all of which are held in highly rated agency pass-through residential mortgage instruments. Among other factors, portfolio selection criteria avoid securities backed by sub-prime assets and also those containing assets that would give rise to material geographic concentrations.
In the first quarter of 2008, First Financial adopted FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” First Financial applied the fair value option to its equity securities of government sponsored entities (“GSE”), specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares; and these securities are classified as trading investment securities. During the first quarter, there was minimal change in the carrying and market value of those securities as compared to year end 2007 and therefore no material income statement effect was recognized. During the second quarter of 2008, there was significant volatility in the market value of this GSE and while First Financial still holds the securities, it recorded a loss in market value, through the income statement, of $0.2 million. Since the end of the second quarter, there remains uncertainty surrounding the government’s plans for the GSE which has had an effect on the post-second quarter market value of these securities. The fair value accounting treatment discussed above will require First Financial to recognize in its income statement both the market value increases and decreases in future periods.
DEPOSITS AND FUNDING
Total deposit balances, both average and period-end, declined on both a comparative quarter and on a linked-quarter basis. Much of the decline has been the result of the overall level of deposit rates in our markets and the decision not to be a price leader when, in our view, it is not profitable to do so. While First Financial has experienced balance outflow in the time and wholesale categories due to this decision, net inflows in period end noninterest-bearing deposits on a year-over-year and linked-quarter basis have occurred.
Average transaction account balances increased approximately $22.8 million or 1.9% from the second quarter 2007. Average total interest-bearing deposits for the second quarter 2008 decreased $3.0 million or 0.1%, and average noninterest-bearing deposits decreased $10.8 million or 2.7%, both from the second quarter 2007. Average deposits for the second quarter 2008 decreased $13.8 million or 0.5% from the comparable period a year ago.
Period-end and average noninterest-bearing deposits increased $14.0 million and $15.1 million, respectively from the first quarter 2008. Average total deposits for the second quarter 2008 decreased $37.0 million or 5.2% on an annualized basis from the first quarter 2008. Average total interest-bearing deposits decreased $52.1 million or 8.5%, and average noninterest-bearing deposits increased $15.1 million or 15.9%, both on an annualized basis from the first quarter 2008. Average transaction account balances decreased approximately $26.2 million or 8.5%, on an annualized basis from the first quarter 2008.

Year-to-date 2008 average total deposits increased $4.9 million or 0.4%, on an annualized basis, from the comparable period in 2007. Growth in transaction accounts has been offset by the runoff of time and wholesale deposits as a result of our decision to maintain rational deposit pricing in a very competitive landscape.
With the recent increase in the size of the investment portfolio, continued strong loan demand and the net deposit outflows First Financial has experienced, several wholesale funding strategies are being evaluated. The execution of any specific strategy would be consistent with our overall interest rate risk and balance sheet management processes.
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
First Financial’s credit quality metrics continue to be favorably impacted by its consistent focus on strong underwriting and the 2005 strategic decision to shift away from certain consumer-based lending. While the performance of certain real estate and consumer-based lending products has continued to decline as a result of the broad economic downturn, First Financial’s overall credit quality remains stable. As the composition of the total loan portfolio migrates from consumer-based lending, the expected effects on First Financial from such economic conditions, relative to the industry, should be less severe. Additionally, the mix of the total loan portfolio has shifted not only in product type, but in the risk profile of the borrowers due to the improvements in both underwriting and in the resolution strategies used for problem credits. However, there always remains the possibility of an unexpected event or a further deterioration in the economy which could lead to higher credit costs.
Total nonperforming asset levels have remained relatively consistent over the past five quarters with the ratio of nonperforming assets to total assets ranging from a low of 51 basis points to a high of 55 basis points. At the end of the second quarter of 2008, total nonperforming assets were $19.1 million, an increase of $1.5 million from the end of the first quarter of 2008. Compared to the end of the first quarter of 2008, the ratio of nonperforming loans to total loans decreased 1 basis point to 57 basis points at the end of the second quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, increased 4 basis points to 71 basis points at the end of the second quarter of 2008. Other real estate owned increased $1.4 million during the second quarter 2008 and was equally spilt between commercial and residential categories. A number of the properties are under sale contract and lengthy holding periods are not anticipated.
Delinquency trends have remained relatively stable over the past five quarters with total loans 30-89 days past due, at June 30, 2008, of $22.1 million or 0.83% of period end loans. Since the end of the second quarter of 2008, approximately $3.9 million of these deliquencies have either been paid down or resolved. Management closely monitors these trends and ratios and considers the current level of delinquent loans consistent with our expectations of the total loan portfolio’s behavior.
First Financial’s allowance for loan and lease losses was $29.6 million at June 30, 2008 compared to $29.7 million at March 31, 2008, and $28.1 million at June 30, 2007. The allowance for loan and lease losses at June 30, 2008, was 2.8 times the second quarter annualized net charge-offs, consistent with the 2.9 times at March 31, 2008. The allowance for loan and lease losses to period-end loans ratio was 1.11% as of June 30, 2008, compared to the June 30, 2007, and March 31, 2008, ratios of 1.10% and 1.14%, respectively. Overall credit coverage ratios remain strong at June 30, 2008, with the allowance for loan and lease losses as a percent of nonaccrual loans and as a percent of nonperforming loans at 199.7% and 192.5%, respectively. The allowance for loan and lease losses to period-end loans ratio is based on our estimate of potential losses inherent in the loan portfolio in today’s economic environment. A large percentage of nonperforming assets are secured by real estate, and this collateral has been appropriately considered in establishing the allowance for loan and lease losses.
At June 30, 2008, the commercial real estate and real estate construction loan portfolio totaled $955.7 million, or 35.7% of total loans, including $136.0 million or 5.1% of total loans for commercial real estate construction, and $50.2 million or 1.9% of total loans, for residential construction, land acquisition, and development. In this challenging environment, lenders are closely monitoring the status of all residential construction and land development projects and First Financial is no different. At June 30, 2008, First Financial had one construction and development loan totaling $0.5 million reported as a nonperforming loan. First Financial believes its internal lending policies, comprehensive underwriting standards and aggressive monitoring and frequent communication with borrowers are key to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project.
First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage, and believes its credit underwriting processes are producing a prudent and acceptable level of credit exposure.
Shared national credit exposure for First Financial is approximately $37 million or 1.4% of total loans, and is dispersed among 40 credits. These loans were acquired over the past 18 months and have no single credit exposure greater than $2 million. These loans are held in the loan portfolio and each has been subjected to the customary commercial loan underwriting process and is routinely monitored for credit deterioration. As of the June 30, 2008, the values and reserves for these loans were deemed appropriate.
Since the first quarter of 2007, First Financial has experienced 11.2% growth in its total home equity loan portfolio average balances. While this category of loans has proven problematic for some in our industry, First Financial believes its current underwriting criteria coupled with the monitoring of a number of metrics including credit scores, loan-to-value ratios, line size, and usage, provides adequate oversight for the growth. The origination methods for our home equity lending also keep both the credit decision and the documentation under the control of First Financial associates. Our recent spike in credit losses for home equity is attributable to a few large credits that were originated several years ago, prior to the standardization of our underwriting guidelines. The remaining portfolio of loans that have a similar profile have been reviewed and have been appropriately accounted for in the second quarter. At June 30, 2008, approximately 98% of the outstanding home equity loans had a credit line size of less than $250 thousand and had an average outstanding balance of $24 thousand. First Financial maintains a strong pricing discipline for its home equity loan product and does not sacrifice loan quality for growth.
In the second quarter of 2005, First Financial made the strategic decisions to discontinue the origination of residential real estate loans for retention on its balance sheet and to exit its indirect installment lending. As a result, the residential real estate and indirect installment portfolios have declined $215 million excluding the impact of the loan sales, since that time. In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell substantially all its future originations to a strategic partner. Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.
Second quarter of 2008 net charge-offs were $2.6 million, an annualized 40 basis points of average loans, compared to second quarter of 2007 net charge-offs of $1.4 million, an annualized 23 basis points of average loans, and first quarter of 2008 net charge-offs of $2.6 million, an annualized 40 basis points of average loans. Year-to-date 2008 net charge-offs were $5.2 million, an annualized 40 basis points of average loans, compared to year-to-date 2007 net charge-offs of $2.8 million, an annualized 22 basis points of average loans. Both the first and second quarters of 2008 were adversely impacted by a few large home equity loan charge-offs totaling approximately 8 basis points and 7 basis points, respectively. Based on our current knowledge, First Financial believes this two quarter volatility, in terms of individual loan charge-off size, is unusual and expects that overall charge-off levels for home equity should return to historical levels.

From an industry perspective, home equity lending may continue to experience stress, as borrowers come under continued pressure in the current economic environment. First Financial’s overall credit quality metrics for its home equity loan portfolio continue to remain stable, as over the past eight quarters both the home equity net charge-off ratio and ratio of nonaccrual home equity loans to total home equity loans have consistently been below 50 basis points, when the previously mentioned first half of 2008 home equity loan charge-offs are excluded. First Financial has underwritten all home equity loans held in its portfolio and has not utilized the much publicized brokerage channel for originations. First Financial continues to actively monitor its home equity loan portfolio but may experience similar volatility in upcoming quarters.
The provision for loan and lease losses for the second quarter of 2008 was $2.5 million compared to $2.1 million for the same period in 2007 and $3.2 million for the linked-quarter. Year-to-date provision for loan and lease losses was $5.7 million for 2008 and $3.5 million for 2007. The increase in provision expense from these periods is primarily due to our current estimate of potential losses inherent in the loan portfolio, primarily driven by changes in consumer-based credit.
It is management’s belief that the $29.6 million allowance for loan and lease losses at June 30, 2008, is adequate to absorb probable credit losses inherent in the portfolio, and the changes in the allowance and the resultant provision are consistent with the internal assessment of the risk in the loan portfolios.
The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended					Six Months Ended
	2008		2007			June 30,
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2008	2007

ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$29,718	$29,057	$29,136	$28,060	$27,407	$29,057	$27,386
Provision for loan losses	2,493	3,223	1,640	2,558	2,098	5,716	3,454
Gross charge-offs
Commercial	946	545	1,433	1,008	920	1,491	1,666
Commercial real estate	589	806	465	76	176	1,395	322
Retail real estate	227	39	33	49	57	266	173
Installment	482	564	522	471	604	1,046	1,345
Home equity	525	651	285	189	149	1,176	288
All other	426	498	304	304	224	924	489

Total gross charge-offs (1)	3,195	3,103	3,042	2,097	2,130	6,298	4,283
Recoveries Commercial	166	144	342	145	246	310	515
Commercial real estate	19	3	632	124	48	22	106
Retail real estate	5	11	3	25	10	16	28
Installment	246	315	242	263	288	561	634
Home equity	30	0	19	12	25	30	101
All other	98	68	85	46	68	166	119

Total recoveries	564	541	1,323	615	685	1,105	1,503

Total net charge-offs	2,631	2,562	1,719	1,482	1,445	5,193	2,780

Ending allowance for loan losses	$29,580	$29,718	$29,057	$29,136	$28,060	$29,580	$28,060

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED) (1)
Commercial	0.39%	0.21%	0.56%	0.45%	0.37%	0.30%	0.33%
Commercial real estate	0.31%	0.46%	(0.10%)	(0.03%)	0.08%	0.38%	0.07%
Retail real estate	0.18%	0.02%	0.02%	0.02%	0.03%	0.10%	0.05%
Installment	0.78%	0.75%	0.76%	0.53%	0.74%	0.77%	0.80%
Home equity	0.77%	1.04%	0.43%	0.29%	0.21%	0.90%	0.16%
All other	0.64%	0.92%	0.48%	0.62%	0.44%	0.77%	0.56%

Total net charge-offs(1)	0.40%	0.40%	0.26%	0.23%	0.23%	0.40%	0.22%

NONPERFORMING/UNDERPERFORMING ASSETS
The ratio of nonperforming loans to total loans decreased from 59 basis points at the end of the second quarter of 2007 to 57 basis points at the end of the second quarter of 2008. Total nonperforming assets at the end of the second quarter of 2008 were $19.1 million, an increase of $2.1 million from the end of the second quarter of 2007 primarily due to a higher level of nonaccrual residential loans and other real estate owned, offset by a decline in both commercial and commercial real estate loans.
The ratio of nonperforming loans to total loans decreased from 58 basis points at the end of the first quarter of 2008 to 57 basis points at the end of the second quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, increased from 67 basis points at the end of the first quarter of 2008 to 71 basis points at the end of the second quarter of 2008. Total nonperforming assets on a linked-quarter basis increased $1.5 million from the end of the first quarter of 2008.
Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.
The table that follows shows the categories that are included in nonperforming and underperforming assets as of June 30, 2008, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Quarter Ended
	2008		2007
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30

Nonaccrual loans
Commercial	$5,447	$3,952	$2,677	$3,782	$6,812
Real estate – commercial	3,592	4,415	5,965	5,343	4,140
Real estate – residential	4,461	4,529	3,063	2,147	1,694
Installment	438	544	734	745	681
Home equity	866	1,221	1,662	1,117	1,048
All other	8	30	12	8	21

Total nonaccrual loans	14,812	14,691	14,113	13,142	14,396
Restructured loans	554	562	567	574	581

Total nonperforming loans	15,366	15,253	14,680	13,716	14,977
Other real estate owned (OREO)	3,763	2,368	2,636	3,124	2,023

Total nonperforming assets	19,129	17,621	17,316	16,840	17,000
Accruing loans past due 90 days or more	245	372	313	222	165

Total underperforming assets	$19,374	$17,993	$17,629	$17,062	$17,165

Allowance for loan and lease losses to
Nonaccrual loans	199.70%	202.29%	205.89%	221.70%	194.92%
Nonperforming assets	192.50%	194.83%	197.94%	212.42%	187.35%
Total ending loans	1.11%	1.14%	1.12%	1.12%	1.10%
Nonaccrual loans to total loans	0.57%	0.58%	0.56%	0.53%	0.59%
Nonperforming assets to
Ending loans, plus OREO	0.71%	0.67%	0.67%	0.65%	0.67%
Total assets	0.55%	0.53%	0.51%	0.51%	0.52%
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
Capital expenditures, such as banking center expansions and technology investments, were $3.8 million and $2.7 million for the first six months of 2008 and 2007, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.
From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources. At June 30, 2008 and December 31, 2007, total short-term borrowings from the FHLB were $237.9 million and $0, respectively. At June 30, 2008, and December 31, 2007, total long-term borrowings from the FHLB were $41.3 million and $45.9 million, respectively. The total available remaining borrowing capacity from the FHLB at June 30, 2008, was $108.9 million.
As of June 30, 2008, First Financial has pledged certain residential real estate loans totaling $528.7 million as collateral for borrowings to the FHLB. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.
The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $421.7 million at June 30, 2008. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $0.5 million at June 30, 2008. The market value of securities classified as trading totaled $3.6 million at June 30, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity. Overnight federal funds sold totaled $4.0 million at June 30, 2008.
Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. Dividends paid to First Financial from its subsidiaries totaled $14.6 million for the first half of 2008. As of June 30, 2008, First Financial’s subsidiaries had retained earnings of $135.7 million of which $2.2 million was available for distribution to First Financial without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.
First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank. This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2008, the outstanding balance was $54.0 million compared to an outstanding balance of $72.0 million at December 31, 2007. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial renewed the $75.0 million credit facility during the first quarter of 2008 for a period of one year. The credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels. First Financial was in full compliance with all covenants as of June 30, 2008.
First Financial Bancorp makes quarterly interest payments on its junior subordinated debentures owed to unconsolidated subsidiary trusts. Interest expense related to this other long-term debt totaled $0.3 million and $0.7 million for the three months ending June 30, 2008, and 2007, respectively. Year-to-date interest expense totaled $0.7 million and $1.3 million for the six months ending June 30, 2008, and 2007, respectively. In September of 2007, First Financial redeemed all the underlying capital securities relating to First Financial (OH) Statutory Trust I. The total outstanding capital securities redeemed were $10 million. Therefore, there will be no future interest payments on that debenture. The $20 million of debentures issued in 2003 remains outstanding.
First Financial had no share repurchase activity under publicly announced plans in the first half of 2008, and at this time, First Financial does not plan to repurchase any of its shares the remainder of 2008. In the first half of 2007, First Financial repurchased 496,000 common shares at a cost of $7.7 million and a weighted average share repurchase price of $15.58.
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
CAPITAL ADEQUACY
First Financial and its subsidiary, First Financial Bank, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. Consolidated regulatory capital ratios at June 30, 2008, included the leverage ratio of 8.21%, Tier 1 ratio of 9.99%, and total capital ratio of 11.06%. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $84.1 million, on a consolidated basis. The tangible capital ratio decreased from 7.55% at March 31, 2008, to 7.18% at June 30, 2008, primarily as a result of loan and investment portfolio growth.
Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2008, that First Financial met all capital adequacy requirements to which it was subject. At June 30, 2008, and December 31, 2007, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.
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
Forecasted growth in certain earning asset classes is expected to continue while risk-based capital relief is expected from other balance sheet strategies under consideration for execution in the third and fourth quarters including asset securitizations and non-strategic asset sales, which would likely generate non-

recurring gains. First Financial remains vigilant in the management of its capital adequacy and has evaluated its proforma capital under certain stress case scenarios. First Financial believes it has sufficient capital to manage through extreme and extended periods of stress. It is important to note, however, First Financial does not expect to experience these extreme levels of stress and remains comfortable with charge-off estimates of approximately 30 to 40 basis points.
The following table illustrates the actual and required capital amounts and ratios as of June 30, 2008, and the year ended December 31, 2007 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total capital to risk-weighted assets
Consolidated	$303,952	11.06%	$219,805	8.00%	N/A	10.00%
First Financial Bank	342,722	12.53%	218,754	8.00%	$273,443	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	274,372	9.99%	109,902	4.00%	N/A	6.00%
First Financial Bank	305,738	11.18%	109,377	4.00%	164,066	6.00%

Tier 1 capital to average assets
Consolidated	274,372	8.21%	133,310	4.00%	N/A	5.00%
First Financial Bank	305,738	9.19%	132,813	4.00%	166,016	5.00%

December 31, 2007
Total capital to risk-weighted assets
Consolidated	$303,103	11.38%	$213,041	8.00%	N/A	10.00%
First Financial Bank	341,702	12.92%	211,604	8.00%	$264,505	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	274,046	10.29%	106,520	4.00%	N/A	6.00%
First Financial Bank	305,394	11.55%	105,802	4.00%	158,703	6.00%

Tier 1 capital to average assets
Consolidated	274,046	8.26%	132,395	4.00%	N/A	5.00%
First Financial Bank	305,394	9.30%	131,121	4.00%	163,901	5.00%
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
Presented below is the estimated impact on First Financial’s net interest income as of June 30, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2008	(5.82%)	(1.40%)	0.48%	0.89%
Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a relatively neutral rate risk position of a negative 0.41% when compared to a base-case scenario with interest rates held constant.
First Financial uses economic value of equity sensitivity analysis to understand the impact of long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of June 30, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2008	(21.80%)	(7.06%)	1.84%	(0.43%)
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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table shows the total number of shares repurchased in the second quarter of 2008.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through April 30, 2008	2,648	$13.45	0	4,969,105
May 1 through May 31, 2008	0	0	0	4,969,105
June 1 through June 30, 2008	0	0	0	4,969,105

Total	2,648	$13.45	0	4,969,105

(1)	The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans. The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees. (The last two plans are referred to hereafter as the Stock Option Plans.) The following tables show the number of shares purchased pursuant to those plans and the average price paid per share. The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions. Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through
April 30, 2008	0	$0.00
May 1 through May 31, 2008	0	0.00
June 1 through June 30, 2008	0	0.00

Total	0	$0.00

Director Fee Stock Plan
April 1 through April 30, 2008	2,648	$13.45
May 1 through May 31, 2008	0	0.00
June 1 through June 30, 2008	0	0.00

Total	2,648	$13.45

Stock Option Plans
April 1 through April 30, 2008	0	$0.00
May 1 through May 31, 2008	0	0.00
June 1 through June 30, 2008	0	0.00

Total	0	$0.00

(2)	First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of June 30, 2008, all shares under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

		Total Shares
	Total Shares	Repurchased
Announcement	Approved for	Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None
2/25/2003	2,243,715	2,243,715	Complete

Item 4. Submission of Matters to a Vote of Security Holders
On April 29, 2008, First Financial held its annual meeting of shareholders, the results of which follow:
1)	Election of two directors:

			% of Total	Votes
Name	Term	Votes For	Shares Voted	Withheld
Claude E. Davis	3 years	30,123,425	98.2%	539,501
Susan L. Knust	3 years	30,171,361	98.4%	491,565
Directors whose terms continue beyond the 2008 Annual Meeting:
Class II expiring in 2009:
Murph Knapke
William J. Kramer
Barry S. Porter
Class III expiring in 2010:

J. Wickliffe Ach
Donald M. Cisle, Sr.
Corinne R. Finnerty
Richard E. Olszewski
2)	Proposal to ratify the appointment of Ernst & Young as the Corporation’s independent registered accounting firm for the year ending December 31, 2008:

		% of Total
		Shares	Votes	Votes
	Votes For	Outstanding	Against	Abstained
Ratify appointment of Ernst & Young	30,577,688	99.2%	49,641	35,596
     No other matters were brought before the meeting for a vote.

Item 6. Exhibits
     (a) Exhibits:
3.1	Articles of Incorporation, as amended as of February 26, 2008, and incorporated herein by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2007. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007, and incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007. File No. 000-12379.

4.1	Rights Agreement between First Financial Bancorp. and First National Bank of Southwestern Ohio dated as of November 23, 1993, and incorporated herein by reference to Exhibit 4 to the Form 10-K for year ended December 31, 1998. File No. 000-12379.

4.2	First Amendment to Rights Agreement dated as of May 1, 1998, and incorporated herein by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 1998. File No. 000-12379.

4.3	Second Amendment to Rights Agreement dated as of December 5, 2003, and incorporated herein by reference to Exhibit 4.1 to First Financial’s Form 8-K filed on December 5, 2003. File No. 000-12379.

4.4	No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000, and incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.2	Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003, and incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.3	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991, and incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33.46819.

10.4	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997, and incorporated by reference to a Registration Statement on Form S-3, Registration No. 333-25745.

10.5	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999, and incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781.

10.6	First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 25, 2006, and incorporated herein by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006. File No. 001-12379.

10.7	First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004, and incorporated herein by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 2004. File No. 000-12379.

10.8	Form of Executive Supplemental Retirement Agreement, incorporated herein by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.9	Form of Endorsement Method Split Dollar Agreement, incorporated herein by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002. File No. 000-12379.

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003. File No. 000-12379.

10.11	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.12	Form of Stock Option Agreement for Nonqualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.13	Form of First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees Agreement for Restricted Stock Award, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on January 27, 2005. File No. 000-12379.

10.14	Form of Stock Option Agreement for Incentive Stock Options, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.15	Form of Stock Option Agreement for Non-Qualified Stock Options, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.16	Form of Stock Option Agreement for Restricted Stock Awards, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 22, 2005. File No. 000-12379.

10.17	Form of Agreement for Restricted Stock Award for Non-Employee Directors dated April 25, 2006, incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 2006. File No. 000-12379.

10.18	Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.

10.19	First Financial Bancorp. Amended and Restated Severance Pay Plan as approved April 28, 2008, incorporated by reference to the Form 10-Q filed on May 9, 2008. File No. 000-12379.

10.20	Terms of First Financial Bancorp. Short-Term Incentive Plan, incorporated herein by reference to the Form 8-K filed on May 5, 2007. File No. 000-12379.

10.21	First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008, incorporated herein by reference to the Form 10-Q filed on May 9, 2008. File No. 000-12379.

10.22	Form of Agreement for Restricted Stock Award dated February 14, 2008, incorporated herein by reference to the Form 10-Q filed on May 9, 2008. File No. 000-12379.

10.23	Long-Term Incentive Plan Grant Design (2008), incorporated herein by reference to the Form 10-Q filed on May 9, 2008. File No. 000-12379.

10.24	Short-Term Incentive Plan Design (2008), incorporated herein by reference to the Form 10-Q filed on May 9, 2008. File No. 000-12379.

14	First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, incorporated herein by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2006. File No. 000-12379.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP. (Registrant)

/s/ J. Franklin Hall J. Franklin Hall	/s/ Anthony M. Stollings Anthony M. Stollings
Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer, and Controller

Date	8/8/08	Date	8/8/08