Form 10-Q
period 2008-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2008-11-03
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 Smith Road, Cincinnati, Ohio	45209
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code  (513) 979-5837

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2008
Common stock, No par value	37,481,398

FIRST FINANCIAL BANCORP.

INDEX

Page No.

Part I-FINANCIAL INFORMATION

Item 1-Financial Statements

Consolidated Balance Sheets -
September 30, 2008 and December 31, 2007	1

Consolidated Statements of Income -
Nine and Three Months Ended September 30, 2008 and 2007	2

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2008 and 2007	3

Consolidated Statements of Changes in Shareholders’ Equity -
Nine Months Ended September 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	6

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3-Quantitative and Qualitative Disclosures about Market Risk	36

Item 4-Controls and Procedures	37

Part II-OTHER INFORMATION

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6-Exhibits	40

Signatures	43

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$90,341	$106,224
Federal funds sold	0	106,990
Investment securities trading	198	0
Investment securities available-for-sale, at market value (cost $491,740 at September 30, 2008 and $306,412 at December 31, 2007)	492,554	306,928
Investment securities held-to-maturity (market value $5,230 at September 30, 2008 and $5,814 at December 31, 2007)	5,037	5,639
Other investments	34,976	33,969
Loans held for sale	2,437	1,515
Loans:
Commercial	819,430	785,143
Real estate - construction	203,809	151,432
Real estate - commercial	814,578	706,409
Real estate - residential	424,902	539,332
Installment	106,456	138,895
Home equity	276,943	250,888
Credit card	27,047	26,610
Lease financing	92	378
Total loans	2,673,257	2,599,087
Less:
Allowance for loan and lease losses	30,353	29,057
Net loans	2,642,904	2,570,030
Premises and equipment, net	81,989	78,994
Goodwill	28,261	28,261
Other intangibles	872	698
Accrued interest and other assets	132,107	130,068
TOTAL ASSETS	$3,511,676	$3,369,316

LIABILITIES
Deposits:
Interest-bearing	$580,417	$603,870
Savings	608,438	596,636
Time	1,118,511	1,227,954
Total interest-bearing deposits	2,307,366	2,428,460
Noninterest-bearing	404,315	465,731
Total deposits	2,711,681	2,894,191
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	45,495	26,289
Federal Home Loan Bank	215,000	0
Other	53,000	72,000
Total short-term borrowings	313,495	98,289
Long-term debt	152,568	45,896
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	36,092	33,737
TOTAL LIABILITIES	3,234,456	3,092,733

SHAREHOLDERS' EQUITY
Common stock - no par value Authorized - 160,000,000 shares Issued - 48,558,614 shares in 2008 and 2007	391,249	391,962
Retained earnings	80,632	82,093
Accumulated comprehensive loss	(6,285)	(7,127)
Treasury Stock, at cost 11,082,007 shares in 2008 and 11,190,806 shares in 2007	(188,376)	(190,345)
TOTAL SHAREHOLDERS' EQUITY	277,220	276,583
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,511,676	$3,369,316

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$39,754	$46,606	$122,121	$136,961
Investment securities
Taxable	5,349	3,667	13,257	11,320
Tax-exempt	631	863	2,214	2,683
Total investment securities interest	5,980	4,530	15,471	14,003
Federal funds sold	22	1,048	627	4,045
Total interest income	45,756	52,184	138,219	155,009
Interest expense
Deposits	13,608	20,528	45,982	58,946
Short-term borrowings	1,720	1,041	3,642	3,021
Long-term borrowings	707	532	1,497	1,633
Subordinated debentures and capital securities	311	666	1,025	1,988
Total interest expense	16,346	22,767	52,146	65,588
Net interest income	29,410	29,417	86,073	89,421
Provision for loan and lease losses	3,219	2,558	8,935	6,012
Net interest income after provision for loan and lease losses	26,191	26,859	77,138	83,409

Noninterest income
Service charges on deposit accounts	5,348	5,396	14,906	15,436
Trust and wealth management fees	4,390	4,721	13,666	13,407
Bankcard income	1,405	1,422	4,196	4,086
Net gains from sales of loans	376	203	783	549
Gain on sale of mortgage servicing rights	0	0	0	1,061
Gains on sales of investment securities	0	367	1,585	367
Loss on preferred securities	(3,400)	0	(3,601)	0
Other	2,359	2,341	7,566	8,420
Total noninterest income	10,478	14,450	39,101	43,326

Noninterest expenses
Salaries and employee benefits	16,879	17,288	49,847	53,383
Net occupancy	2,538	2,728	8,000	8,019
Furniture and equipment	1,690	1,684	4,960	5,019
Data processing	791	1,010	2,398	2,673
Marketing	622	407	1,613	1,918
Communication	601	664	2,155	2,327
Professional services	729	964	2,551	3,033
Other	4,490	3,980	13,805	13,003
Total noninterest expenses	28,340	28,725	85,329	89,375
Income before income taxes	8,329	12,584	30,910	37,360
Income tax expense	2,597	4,211	10,032	12,380
Net income	$5,732	$8,373	$20,878	$24,980

Earnings per share - basic	$0.15	$0.22	$0.56	$0.64
Earnings per share - diluted	$0.15	$0.22	$0.56	$0.64
Cash dividends declared per share	$0.17	$0.16	$0.51	$0.48
Average basic shares outstanding	37,132,864	38,383,228	37,104,793	38,820,545
Average diluted shares outstanding	37,504,231	38,383,228	37,487,037	38,825,940

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2008	2007
Operating activities
Net income	$20,878	$24,980
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	8,935	6,012
Depreciation and amortization	5,021	6,039
Stock-based compensation expense	1,440	845
Pension expense	998	2,053
Net amortization of premiums and accretion of discounts on investment securities	115	109
Gains on sales of investment securities	(1,585)	(367)
Loss on trading securities	3,602	0
Originations of loans held for sale	(68,568)	(68,027)
Net gains from sales of loans held for sale	(783)	(549)
Proceeds from sales of loans held for sale	68,180	76,564
Deferred income taxes	(1,205)	(2,476)
Decrease (increase) in interest receivable	2,605	(3,170)
Increase in cash surrender value of life insurance	(3,043)	(3,983)
Increase in prepaid expenses	(265)	(1,886)
(Decrease) increase in accrued expenses	(2,601)	593
(Decrease) increase in interest payable	(2,117)	1,911
Other	455	9,397
Net cash provided by operating activities	32,062	48,045

Investing activities
Proceeds from sales of securities available-for-sale	1,124	392
Proceeds from calls, paydowns and maturities of securities available-for-sale	72,487	41,219
Purchases of securities available-for-sale	(197,972)	(26,346)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	602	3,162
Purchases of securities held-to-maturity	0	(634)
Purchases of FHLB stock	(1,007)	0
Net decrease in federal funds sold	106,990	30,300
Net increase in loans and leases	(143,909)	(123,437)
Proceeds from surrender of life insurance policies	0	10,823
Proceeds from disposal of other real estate owned	1,578	1,308
Purchases of premises and equipment	(8,095)	(4,378)
Net cash used in investing activities	(168,202)	(67,591)

Financing activities
Net (decrease) increase in total deposits	(182,510)	51,923
Net increase in short-term borrowings	215,206	4,548
Payments on long-term borrowings	(8,328)	(8,445)
Proceeds from long-term borrowings	115,000	0
Redemption of junior subordinated debt	0	(10,000)
Cash dividends paid	(19,080)	(18,774)
Purchase of common stock	0	(26,834)
Proceeds from exercise of stock options	0	81
Excess tax (liability) benefit on share-based compensation	(31)	54
Net cash provided by (used in) financing activities	120,257	(7,447)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(15,883)	(26,993)
Cash and cash equivalents at beginning of period	106,224	119,407
Cash and cash equivalents at end of period	$90,341	$92,414

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

				Accumulated comprehensive income (loss)
	Common	Common		Unrealized gain
	Stock	Stock	Retained	(loss) on AFS	Pension	Unrealized gain	Treasury stock
	Shares	Amount	earnings	Securities	Obligation	on Derivatives	Shares	Amount	Total

Balance at December 31, 2006	48,558,614	$392,736	$71,320	($420)	($12,955)	$0	(9,313,207)	($165,202)	$285,479
Net income			24,980						24,980
Unrealized holding losses on securities available-for-sale arising during the period				(855)					(855)
Changes in accumulated unrealized losses for pension and other postretirement obligations					6,661				6,661
Unrealized gain on derivatives						0			0
Total comprehensive income									30,786
Cash dividends declared ($0.48 per share)			(18,555)						(18,555)
Purchase of common stock							(1,965,700)	(26,834)	(26,834)
Tax benefit on stock option exercise		54							54
Exercise of stock options, net of shares purchased		(58)					8,474	139	81
Restricted stock awards, net of forfeitures		(2,222)					117,252	2,069	(153)
Share-based compensation expense		845							845
Balances at September 30, 2007	48,558,614	$391,355	$77,745	$(1,275)	$(6,294)	$0	(11,153,181)	$(189,828)	$271,703

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

				Accumulated comprehensive income (loss)
	Common	Common		Unrealized gain
	Stock	Stock	Retained	(loss) on AFS	Pension	Unrealized gain	Treasury stock
	Shares	Amount	earnings	Securities	Obligation	on Derivatives	Shares	Amount	Total
Balances at December 31, 2007	48,558,614	$391,962	$82,093	$328	$(7,455)	$0	(11,190,806)	$(190,345)	$276,583
Cumulative adjustment for accounting changes:
Fair value option			(750)	750					0
Issue No. EITF 06-4			(2,499)						(2,499)
Net income			20,878						20,878
Unrealized holding losses on securities available-for-sale arising during the period				(560)					(560)
Changes in accumulated unrealized losses for pension and other postretirement obligations					279				279
Unrealized gain on derivatives						373			373
Total comprehensive income									20,970
Cash dividends declared ($0.51 per share)			(19,090)						(19,090)
Purchase of common stock									0
Tax liability on stock option exercise		(31)							(31)
Exercise of stock options, net of shares purchased
Restricted stock awards, net of forfeitures		(2,122)					108,799	1,969	(153)
Share-based compensation expense		1,440							1,440
Balances at September 30, 2008	48,558,614	$391,249	$80,632	$518	$(7,176)	$373	(11,082,007)	$(188,376)	$277,220

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries – First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisor. All intercompany transactions and accounts have been eliminated in consolidation.

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

NOTE 2: RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2008, First Financial adopted FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157, from the point of view of the transferor, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date. For further detail on SFAS No. 157, see Note 11 – Fair Value Disclosures.

Effective January 1, 2008, First Financial adopted FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. First Financial applied the fair value option to its equity securities of government sponsored entities, specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares, and these securities are classified as trading investment securities at September 30, 2008, in the Consolidated Balance Sheets. In connection with First Financial’s adoption of SFAS No. 159 effective January 1, 2008, a $0.8 million unrealized loss, net of related deferred taxes, was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment. There was no impact on total shareholders’ equity upon adoption. For further detail on SFAS No. 159, see Note 11 – Fair Value Disclosures.

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

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First Financial had commitments outstanding to extend credit totaling $754.7 million and $728.5 million at September 30, 2008, and December 31, 2007, respectively. Management does not anticipate any material losses as a result of these commitments.

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party. First Financial has issued standby letters of credit aggregating $24.0 million and $25.2 million at September 30, 2008, and December 31, 2007, respectively.

Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

NOTE 4: INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$64,962	$790	$0	$65,752
Mortgage-backed securities	204	0	(1)	203	382,699	1,613	(1,829)	382,483
Obligations of state and other political subdivisions	4,833	195	(1)	5,027	39,486	453	(101)	39,838
Other securities	0	0	0	0	4,593	126	(238)	4,481
Total	$5,037	$195	$(2)	$5,230	$491,740	$2,982	$(2,168)	$492,554

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2007 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$85,124	$705	$(39)	$85,790
Mortgage-backed securities	274	2	(1)	275	151,753	1,219	(1,198)	151,774
Obligations of state and other political subdivisions	5,365	183	(9)	5,539	59,475	925	(39)	60,361
Other securities	0	0	0	0	10,060	222	(1,279)	9,003
Total	$5,639	$185	$(10)	$5,814	$306,412	$3,071	$(2,555)	$306,928

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material. First Financial has the intent and ability to hold all debt security issues temporarily impaired until maturity or recovery of book value. All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value.

First Financial had trading securities with a fair value of $0.2 million at September 30, 2008, $0 at December 31, 2007, and September 30, 2007. For further detail on the fair value of investment securities, see Note 11 – Fair Value Disclosures.

NOTE 5: DERIVATIVES
The use of derivative instruments allows First Financial to meet the needs of its clients while managing the interest-rate risk associated with certain transactions. First Financial’s board of directors has authorized the use of certain derivative products, including interest rate caps, floors, and swaps. First Financial does not use derivatives for speculative purposes and currently does not have any derivatives that are not designated as hedges.

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers products that meet their needs and may from time to time utilize interest rate swaps to manage the macro interest rate risk profile of the company. These agreements establish the basis on which interest rate payments are exchanged with counterparties and are referred to as the notional amount. As only interest rate payments are exchanged, cash requirements and credit risk are significantly less than the notional amount and the company’s credit risk exposure is limited to the market value of the instrument.

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 10 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At September 30, 2008, the company had a total notional amount outstanding of approximately $181.4 million, spread among seven counterparties, with a gross credit risk exposure from these contracts of $0.4 million.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Fair Value Hedges - First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income.

Cash Flow Hedges – During the third quarter of 2008, First Financial executed a prime interest rate swap to hedge against interest rate volatility on $50.0 million of prime-based, floating rate loans. The prime interest rate swap involves the receipt of fixed-rate interest amounts in exchange for variable-rate interest payments over the life of the agreement without exchange of the underlying notional amount. First Financial’s objective in using this derivative is to add stability to interest income and to manage its exposure to interest rate risk. The net interest receivable or payable on the prime interest rate swap is accrued and recognized as an adjustment to interest income or interest expense. The fair value of the prime interest rate swap is included within accrued interest and other assets on the Consolidated Balance Sheets. Changes in the fair value of the prime interest rate swap are included in accumulated comprehensive income (loss) on the Consolidated Balance Sheets. Derivative gains and losses not considered effective in hedging the cash flows related to these loans, if any, would be recognized immediately in income.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

	September 30, 2008			December 31, 2007			September 30, 2007
	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Gain	(Loss)	Amount	Gain	(Loss)	Amount	Gain	(Loss)

Fair Value Hedges
Pay fixed interest rate swaps	$24,923	$19	$(997)	$28,903	$79	$(866)	$29,126	$384	$(256)

Cash Flow Hedge
Prime swap	50,000	373	0	0	0	0	0	0	0

Matched Client Hedges
Client interest rate swaps with bank	106,466	4,110	(32)	51,480	2,702	0	38,590	1,052	0
Bank interest rate swaps with counterparty	106,466	32	(4,110)	51,480	0	(2,702)	38,590	0	(1,052)

Total	$287,855	$4,534	$(5,139)	$131,863	$2,781	$(3,568)	$106,306	$1,436	$(1,308)

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position. Derivative collateral balances were $1.9 million, $0.9 million, and $0 at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

NOTE 6: LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of Federal Home Loan Bank (FHLB) long-term advances and repurchase agreements utilizing investment securities as pledged collateral. During the third quarter of 2008, First Financial executed $115 million of these term debt instruments utilizing a combination of its funding sources from the pledging of $65.0 million of investment securities and the $50.0 million borrowing from the FHLB The $115 million of borrowings have multiple maturities between two and three years and a weighted average rate of 3.63%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.

NOTE 7: OTHER LONG-TERM DEBT
Other long-term debt on the Consolidated Balance Sheets consists of junior subordinated debentures owed to unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II), and in the third quarter of 2002 by First Financial (OH) Statutory Trust I (Trust I).

The debentures issued in 2002 were eligible for early redemption by First Financial in September of 2007, with a final maturity in 2032. In September of 2007, First Financial redeemed all the underlying capital securities relating to Trust I. The total outstanding capital securities redeemed were $10.0 million. The debentures issued in 2003 were eligible for early redemption by First Financial in September of 2008. First Financial did not elect to redeem early, but under the terms of the agreement may redeem the securities on any interest payment date after September of 2008, with a final maturity in 2033.

First Financial owns 100% of the common equity of the remaining trust, Trust II. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month LIBOR. First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debentures qualify as Tier I capital under Federal Reserve Board guidelines, but are limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $72.1 million in additional qualifying debentures under these guidelines.

(dollars in $000’s)	Amount	Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	5.90%	9/30/33

NOTE 8: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended					Nine Months Ended
	2008			2007		Sep. 30,
	Sep. 30	June 30	Mar. 30	Dec. 31	Sep. 30	2008	2007
Balance at beginning of period	$29,580	$29,718	$29,057	$29,136	$28,060	$29,057	$27,386
Provision for loan losses	3,219	2,493	3,223	1,640	2,558	8,935	6,012
Loans charged off	(2,936)	(3,195)	(3,103)	(3,042)	(2,097)	(9,234)	(6,380)
Recoveries	490	564	541	1,323	615	1,595	2,118
Balance at end of period	$30,353	$29,580	$29,718	$29,057	$29,136	$30,353	$29,136

Allowance for loan and lease losses to total ending loans	1.14%	1.11%	1.14%	1.12%	1.12%	1.14%	1.12%

The allowance for loan and lease losses related to loans that are identified as impaired is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2008			2007
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Impaired loans requiring a valuation	$5,642	$5,279	$4,721	$4,822	$5,325
Valuation allowance	$2,322	$2,106	$2,125	$2,705	$2,756
Average impaired loans for the period	$6,072	$5,502	$4,939	$9,755	$8,921

For all periods presented above, there were no impaired loans that did not require a valuation allowance. First Financial recognized interest income on impaired loans for the nine months and quarter ended September 30, 2008, of $0.3 million and $0.1 million, compared to $0.3 million and $0.1 million for the respective periods in 2007. Interest income is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

NOTE 9: INCOME TAXES
First Financial’s effective tax rate for the third quarter of 2008 was 31.2%, compared to 33.5% for the third quarter of 2007. The 2008 year-to-date effective tax rate was 32.5% compared to 33.1% for 2007.

First Financial adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007. The adoption of FIN 48 had no impact on First Financial’s financial statements. At September 30, 2008, and December 31, 2007, First Financial had no FIN 48 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

NOTE 10: EMPLOYEE BENEFIT PLANS
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$562	$881	$1,679	$2,582
Interest cost	637	686	1,922	2,172
Expected return on plan assets	(1,000)	(1,084)	(3,049)	(3,327)
Amortization of transition asset	(9)	(12)	(26)	(36)
Amortization of prior service cost	(105)	(45)	(317)	(20)
Amortization of actuarial loss	308	229	789	682
Net periodic benefit cost	$393	$655	$998	$2,053

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net actuarial loss	$308	$229	$789	$682
Net prior service credit	(105)	(45)	(317)	(20)
Net transition asset	(9)	(12)	(26)	(36)
Deferred tax assets	(80)	(3,698)	(172)	(3,864)
Prior service credit	0	7,003	0	7,003
Settlements	0	2,898	0	2,898

Net amount recognized	$114	$6,375	$274	$6,663

First Financial maintained a health care plan for certain retired employees. The plan was unfunded and paid medically necessary expenses incurred by retirees, after subtracting payments by Medicare or other providers and after deductibles had been met. First Financial had reserved the right to change or eliminate this benefit plan. In the second quarter of 2008, First Financial communicated to the pool of covered retirees that it was changing its postretirement health care plan. Effective August 1, 2008, First Financial began offering retiree health care coverage to the existing pool of covered retirees under a fully insured plan. Covered retirees pay a monthly premium equal to 50% of the total premium for their health care coverage, and First Financial pays a per participant monthly gross premium equal to 50% of the total premium. A third party administers the plan, directly paying all covered retiree medical expenses after co-payments and deductibles are met.

The change in the postretirement health care plan is considered a plan settlement per FASB Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” and as such the fully insured plan eliminates the need for the FAS 106 postretirement benefit liability that was recorded on the balance sheet. As there was no transition asset or prior service cost for the plan recorded within accumulated other comprehensive income, in the second quarter of 2008 First Financial reversed $1.3 million of the postretirement benefit liability as a reduction of salaries and benefits expense. First Financial’s portion of the future monthly payment of third party premiums will be expensed as paid.

NOTE 11: FAIR VALUE DISCLOSURES
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

	Jan. 1, 2008 Balance Sheet Prior to Adoption	Adoption Impact	Jan. 1, 2008 Balance Sheet After Adoption

Trading investment securities	$0	$3,799	$3,799
Available-for-sale investment securities	306,928	(3,799)	303,129
Accumulated comprehensive income (loss)	(7,127)	750	(6,377)
Cumulative effect of adoption of the FVO – charge to retained earnings (1)		$750

Retained earnings	$82,093	($750)	$81,343

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

At September 30, 2008, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $0.2 million, a decrease of approximately $3.6 million from the fair value of the equity securities at January 1, 2008. Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.

Future changes will be recorded similarly. Dividends received on these securities in the first half of 2008 were included in tax-exempt investment security interest income. Dividends are not expected in the future. There were no purchases or sales of similar investment securities in during 2008.

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

Investment securities – Investment securities classified as trading and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment securities not valued based upon the methods above are considered Level 3.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential real estate loans originated for sale to a strategic partner. Fair value is based on the contractual price to be received from our strategic partner, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, First Financial records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.

Derivatives – First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs and also to achieve First Financial’s desired interest rate risk profile at the time. The net interest receivable or payable is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. First Financial utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves. The discounted net present value calculated represents the cost to terminate the swap if First Financial should choose to do so on the applicable measurement date (Level 2).

Allowance for loan and lease losses – Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses. Market value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities at
	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value
Assets
Trading investment securities (2)	$198	$0	$0	$0	$198
Derivatives	0	4,534	0	(4,142)	392
Available-for-sale investment securities	190	492,364	0	0	492,554
Total	$388	$496,898	$0	$(4,142)	$493,144

Liabilities
Derivatives	$0	$5,139	$0	$(4,142)	$997

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2) Amount represents an item for which First Financial elected the fair value option under SFAS No. 159.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2008 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-Date Gains (Losses)
	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$2,437	$0	$0
Impaired loans (1)	0	2,821	82	0

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, and Kentucky through its full-service banking centers. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability. First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. To help achieve its goals of superior service to an increasing number of clients, First Financial opened two new banking centers in its metropolitan markets in 2007. First Financial has future expansion opportunities in Ohio, Indiana, and Kentucky, including expansion opportunities with properties previously acquired. First Financial announced in December of 2007 its plans to open a new market headquarters in the third quarter of 2008 for its Dayton-Middletown metropolitan market and began construction on that location during the first quarter of 2008. This location is now complete and opened early in the fourth quarter of 2008. First Financial intends to concentrate future growth plans and capital investments in its metropolitan markets and during the second quarter of 2008 began construction on a new location in Crown Point, Indiana. In the third quarter of 2008, construction began on a new location in Cincinnati, Ohio, and a commercial lending office was opened in Indianapolis, Indiana. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of First Financial’s funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

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

First Financial has 80 offices serving nine distinct markets with an average banking center deposit size of approximately $35 million. The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.

OVERVIEW OF OPERATIONS
Net income for the third quarter of 2008 was $5.7 million or $0.15 in diluted earnings per share versus $8.4 million or $0.22 in diluted earnings per share for the third quarter of 2007. The $2.6 million decrease in net income was primarily due to the $3.4 million loss or approximately $0.06 per share related to the company’s investment in 200,000 Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred series V shares.  This loss is a result of the decline in market value of the shares following the September 7, 2008 announcement by the U.S. Treasury, the Federal Reserve, and the Federal Housing Finance Agency (FHFA), that the FHFA was placing FHLMC under conservatorship and would eliminate dividends on its common and preferred stock.

Increased provision expense for loan and lease losses of $0.7 million and decreased noninterest income of $0.6 million, excluding the effect of the FHLMC loss, partially offset by decreased noninterest expense of $0.4 million, makes up the remaining $0.4 million decrease in net earnings. Income tax expense decreased $1.6 million, of which $1.2 million is associated with the FHLMC loss. Compared to the second quarter of 2008 net income of $7.8 million or $0.21 in diluted earnings per share, third quarter of 2008 net income decreased $2.1 million primarily due to the $3.4 million loss associated with the FHLMC shares, as well as increased provision for loan and lease losses of $0.7 million and increased noninterest expense of $0.4 million, partially offset by increased net interest income of $1.0 million and decreased income tax expense of $1.3 million.

Net income for the first nine months of 2008 was $20.9 million or $0.56 in diluted earnings per share versus $25.0 million or $0.64 for the first nine months of 2007. The $4.1 million decrease in net income was primarily due to the FHLMC loss referred to above of $3.6 million or approximately $0.06 per share, decreased net interest income of $3.3 million, increased provision expense for loan and lease losses of $2.9 million, and decreased noninterest income of $0.6 million, partially offset by decreased noninterest expense of $4.0 million and decreased income tax expense of $2.3 million.

Return on average assets for the third quarter of 2008 was 0.66% compared to 1.00% for the comparable period in 2007 and 0.93% for the linked-quarter (third quarter of 2008 compared to the second quarter of 2008). Return on average shareholders’ equity for the third quarter of 2008 was 8.24% compared to 12.03% for the comparable period in 2007 and 11.26% for the linked-quarter.

Return on average assets for the first nine months of 2008 was 0.83% compared to 1.01% for the comparable period in 2007. Return on average shareholders’ equity was 10.05% for the first nine months of 2008, versus 11.86% for the comparable period in 2007.

A detailed discussion of the first nine months and third quarter of 2008 results of operations follows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in $000’s)	2008	2007	2008	2007
Net interest income	$29,410	$29,417	$86,073	$89,421
Tax equivalent adjustment	424	564	1,448	1,720
Net interest income - tax equivalent	$29,834	$29,981	$87,521	$91,141

Average earning assets	$3,180,290	$3,007,663	$3,087,925	$2,996,267

Net interest margin *	3.68%	3.88%	3.72%	3.99%
Net interest margin (fully tax equivalent) *	3.73%	3.95%	3.79%	4.07%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income in the third quarter of 2008 was $29.4 million compared to $29.4 million in the third quarter of 2007. Third quarter of 2008 net interest margin of 3.68% decreased 20 basis points from 3.88% for the third quarter of 2007. The decline in net interest margin is primarily a result of actions by the Federal Reserve to address deteriorating economic conditions. Specifically, the federal funds rate has declined 375 basis points from September 2007 through September 2008, which has led to a decline in most market interest rates and negatively impacted the company’s asset sensitive balance sheet. Earning asset growth in the commercial, commercial real estate, and construction loan portfolios, as well as in the investment securities portfolio, has partially offset the effects of the decline in market interest rates on net interest income.

On a tax equivalent basis, the third quarter of 2008 net interest margin of 3.73% decreased 22 basis points from 3.95% for the third quarter of 2007.

Net interest income on a linked-quarter basis increased from $28.4 million in the second quarter of 2008 to $29.4 million in the third quarter of 2008, a $1.0 million or 14.0% annualized increase. The increase in net interest income is primarily due to 14.5% growth in the investment portfolio over the same time period, combined with disciplined pricing on deposits, substantially offsetting the impact on loan yields from the decline in market interest rates. The decline in the net interest margin reflects a 7 basis point negative impact from the increase in earning assets related to the growth in the investment portfolio. On a tax-equivalent basis, the third quarter of 2008 net interest margin was 3.73% as compared to 3.78% for the second quarter of 2008.

Year-to-date net interest income was $86.1 million compared to $89.4 million in 2007, a $3.3 million or 3.7% decrease. The decline in net interest income and margin is primarily a result of decreasing market interest rates, offset by loan growth and growth in the investment portfolio, combined with a shift in deposit balances from more expensive certificate of deposits to transaction-based accounts.

On a tax-equivalent year-to-date basis, net interest margin was 3.79% in 2008 compared to an 4.07% in 2007.

During the third quarter of 2008, First Financial entered into a $50 million two-year interest rate swap that hedges the risk of overall changes in cash flows on a designated prime-based loan portfolio. The execution of this receive fixed/pay floating instrument is consistent with the company’s risk management objective and strategy to reduce exposure to variability in cash flows relating to its variable-rate loans. This interest rate swap will effectively fix the company’s interest rate on $50 million of loan assets at 5.88%.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	September 30, 2008			June 30, 2008			September 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$3,137	$22	2.79%	$4,095	$40	3.93%	$81,669	$1,048	5.09%
Investment securities	467,524	5,980	5.09%	422,463	5,179	4.93%	349,686	4,530	5.14%
Loans (1):
Commercial loans	819,199	11,364	5.52%	805,122	11,302	5.65%	766,479	15,421	7.98%
Real estate – construction	192,731	2,364	4.88%	179,078	2,287	5.14%	139,291	2,693	7.67%
Real estate – commercial	797,143	12,566	6.27%	747,077	12,059	6.49%	682,287	11,951	6.95%
Real estate – residential	492,169	6,888	5.57%	511,871	7,221	5.67%	567,910	8,022	5.60%
Installment	110,933	1,845	6.62%	121,000	2,012	6.69%	155,505	2,438	6.22%
Home equity	270,659	3,665	5.39%	257,954	3,725	5.81%	239,693	4,864	8.05%
Credit card	26,692	658	9.81%	26,043	657	10.15%	24,586	727	11.73%
Lease financing	103	1	3.86%	182	3	6.63%	557	9	6.41%
Loan fees		403			380			481
Total loans	2,709,629	39,754	5.84%	2,648,327	39,646	6.02%	2,576,308	46,606	7.18%
Total earning assets	3,180,290	45,756	5.72%	3,074,885	44,865	5.87%	3,007,663	52,184	6.88%

Nonearning Assets
Cash and due from banks	89,498			81,329			85,576
Allowance for loan and lease losses	(29,739)			(29,248)			(28,278)
Premises and equipment	81,000			78,933			79,102
Other assets	155,599			155,750			165,737
Total assets	$3,476,648			$3,361,649			$3,309,800

Interest-bearing liabilities
Deposits:
Interest-bearing	$609,992	1,175	0.77%	$590,464	1,089	0.74%	$632,890	3,462	2.17%
Savings	611,713	1,227	0.80%	617,029	1,321	0.86%	586,065	2,932	1.98%
Time	1,158,332	11,206	3.85%	1,193,447	12,225	4.12%	1,231,875	14,134	4.55%

Short-term borrowings	297,053	1,720	2.30%	194,183	1,130	2.34%	88,299	1,041	4.68%
Long-term borrowings	97,655	1,018	4.15%	62,226	686	4.43%	88,229	1,198	5.39%
Total interest-bearing liabilities	2,774,745	16,346	2.34%	2,657,349	16,451	2.49%	2,627,358	22,767	3.44%
Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	402,604			394,352			385,653
Other liabilities	22,705			31,145			20,606
Shareholders’ equity	276,594			278,803			276,183
Total liabilities and shareholders’ equity	$3,476,648			$3,361,649			$3,309,800

Net interest income		$29,410			$28,414			$29,417

Net interest spread			3.38%			3.38%			3.44%
Contribution of noninterest-bearing sources of funds			0.30%			0.34%			0.44%
Net interest margin (2)			3.68%			3.72%			3.88%

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

	Changes for the Three Months Ended September 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$166	$635	$801	$(57)	$1,507	$1,450
Federal funds sold	(12)	(6)	(18)	(475)	(551)	(1,026)
Gross loans (1)	(1,214)	1,322	108	(8,808)	1,956	(6,852)
Total earning assets	(1,060)	1,951	891	(9,340)	2,912	(6,428)
Interest-bearing liabilities
Total interest-bearing deposits	$(1,057)	$30	$(1,027)	$(6,515)	$(405)	$(6,920)
Borrowed funds
Short-term borrowings	(18)	608	590	(530)	1,209	679
Federal Home Loan Bank long-term debt	(6)	329	323	(1)	176	175
Other long-term debt	6	3	9	(208)	(147)	(355)
Total borrowed funds	(18)	940	922	(739)	1,238	499
Total interest-bearing liabilities	(1,075)	970	(105)	(7,254)	833	(6,421)
Net interest income (2)	$15	$981	$996	$(2,086)	$2,079	$(7)

(1) Loans held for sale and nonaccrual loans are both included in gross loans.
(2) Not tax equivalent.

	Changes for the Nine Months Ended September 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(472)	$1,940	$1,468
Federal funds sold	(1,378)	(2,040)	(3,418)
Gross loans (1)	(20,319)	5,479	(14,840)
Total earning assets	(22,169)	5,379	(16,790)
Interest-bearing liabilities
Total interest-bearing deposits	$(12,783)	$(181)	$(12,964)
Borrowed funds
Short-term borrowings	(1,379)	2,000	621
Federal Home Loan Bank long-term debt	13	(149)	(136)
Other long-term debt	(460)	(503)	(963)
Total borrowed funds	(1,826)	1,348	(478)
Total interest-bearing liabilities	(14,609)	1,167	(13,442)
Net interest income (2)	$(7,560)	$4,212	$(3,348)

(1) Loans held for sale and nonaccrual loans are both included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
Third quarter of 2008 noninterest income of $10.5 million declined $4.0 million or 27.5% compared to the third quarter of 2007. This decline is primarily the result of the previously mentioned FHLMC loss of $3.4 million. The remaining $0.6 million was due to a $0.4 million gain on sales of investments securities in the third quarter of 2007, a decrease in third quarter 2008 investment advisory and trust fees of $0.3 million, offset by $0.2 million increase in third quarter 2008 gain on loan sales.

On a linked-quarter basis, total noninterest income decreased $3.3 million or 23.8%. Excluding the effect of the FHLMC loss referred to previously, noninterest income decreased only $0.1 million. Third quarter

2008 service charges on deposits increased $0.4 million from the second quarter of 2008, offsetting a $0.3 million decline in investment advisory fees and lower brokerage fees.

Assets under management by the company’s wealth management division have declined approximately $100.0 million or 5.0% since June 30, 2007.

Year-to-date noninterest income was $39.1 million in 2008 compared to $43.3 million in 2007, a $4.2 million or 9.8% decrease. Noninterest income in the first quarter 2008 included a $1.6 million gain associated with the partial redemption of Visa Inc. common shares. Noninterest income in the first quarter 2007 included a $1.1 million gain on the sale of residential mortgage services rights, and a $0.4 million gain on the sale of investment securities. Excluding these items and the FHLMC loss of $3.6 million, year-to-date 2008 noninterest income decreased $0.8 million or 1.9% from the prior year comparable period primarily due to lower earnings from bank-owned life insurance and service charges on deposits.

NONINTEREST EXPENSE
Noninterest expense was $28.3 million in the third quarter 2008 compared to $28.7 million in the third quarter 2007, a decrease of $0.4 million or 1.3% primarily due to a $0.3 million reduction in pension and retirement related expenses.

On a linked-quarter basis, noninterest expense increased $0.4 million or 1.3% to $28.3 million in the third quarter 2008 from $28.0 million in the second quarter 2008 primarily as a result of a $1.3 million reduction in the liability for retiree medical benefits recorded in the second quarter of 2008. Excluding the effects of the retiree medical benefit liability, noninterest expense decreased approximately $0.9 million or 3.2%. This decrease is primarily a result of decreased professional services expenses of $0.3 million and decreased employee benefits expenses of $0.4 million.

Year-to-date noninterest expense was $85.3 million in 2008 compared to $89.4 million in 2007, a $4.1 million or 4.5% decrease. This reduction is primarily the result of a $3.5 million decrease in salary and benefits, with an approximate $2.0 million reduction in base salary expense and $2.3 million reduction in associated pension and retiree costs, offset by an increase in various incentive agreements of $0.9 million. The remainder of the decrease is a result of decreased data processing, professional fees, and marketing costs.

INCOME TAXES
Income tax expense was $2.6 million and $4.2 million for the third quarters of 2008 and 2007, respectively. The effective taxes rates for the third quarters of 2008 and 2007 were 31.18% and 33.46%, respectively.

Income tax expense was $10.0 million and $12.4 million for the nine months ended September 30, 2008, and 2007, respectively, with a tax benefit related to securities transactions of $0.6 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the nine months ended September 30, 2008, and 2007, was 32.46% and 33.14%, respectively.

ASSETS
The outlook for growth in commercial lending remains positive as the company expands its presence in new and existing markets. The recent opening of the Indianapolis office expands the company’s presence into a new metropolitan market not previously served. The newly opened business office and retail banking center in the Dayton, Ohio suburb of Kettering serves a market where the company has successfully continued to expand its retail banking and commercial lending presence over the past several years.

During late 2005 and early 2006, management made a number of strategic decisions to realign its balance sheet and change its lending focus. These decisions included exiting indirect installment lending and no longer holding its residential real estate loan originations on the balance sheet. This has resulted in the cumulative reduction in indirect installment and residential real estate loan balances of $220 million and $234 million, respectively, since that time.

Late in the third quarter of 2008, First Financial took steps to further manage the risk profile of its balance sheet by securitizing $58.5 million in residential mortgage loans into agency guaranteed, mortgage-backed securities, collateralized by those loans. This resulted in a reduction in credit risk on the balance sheet and a lower regulatory risk weighting for those assets. The assets remain on the balance sheet, but are now accounted for as investment securities available-for-sale rather than residential real estate loans. This transaction had an immaterial impact on the average loan balances for the third quarter and year-to-date 2008. This securitization resulted in First Financial recognizing a servicing asset of approximately $0.3 million related to the company’s contractual right to service the securitized loans.  This mortgage servicing right will be amortized over the estimated period of net servicing income, estimated to be sixty months.

Average total loans during the third quarter of 2008 increased $133.5 million or 5.2% from the comparable period a year ago. Average commercial, commercial real estate, and construction loans increased $221.8 million or 14.0% from the third quarter of 2007.

Average total loans for the third quarter of 2008 increased $62.3 million or 9.4% on an annualized basis, from the second quarter of 2008. Average commercial, commercial real estate, and construction loans increased $77.8 million or 17.9% on an annualized basis, from the second quarter of 2008.

Year-to-date 2008 average total loans increased $119.3 million or 4.7% with average commercial, commercial real estate, and construction loans increasing $223.5 million or 14.8% from the comparable period in 2007.

At September 30, 2008, First Financial’s shared national credit exposure was approximately $37.0 million or 1.38% of total loans, and was dispersed among 38 credits. These loans were acquired over the past 24 months and have no single credit exposure greater than $2.2 million. These loans are held in the loan portfolio and each has been subjected to the customary commercial loan underwriting process and is routinely monitored for credit deterioration.

During the second quarter of 2008, First Financial began to increase the size of its investment portfolio through the purchase of highly rated agency guaranteed mortgage-backed securities. This activity continued into the third quarter of 2008. Approximately $68 million of securities were added during the third quarter of 2008, bringing the total additions for the year to approximately $189.5 million. The investment portfolio, as a percentage of total assets, remains low relative to peers. The company continues to review various portfolio strategies that may increase the size of its investment portfolio and its absolute level of earnings while balancing capital and liquidity targets. Among other factors, the portfolio selection criteria avoids securities backed by sub-prime assets and also those containing assets that would give rise to material geographic concentrations. At September 30, 2008, First Financial held approximately 72.9% of its available-for-sale securities in mortgage related instruments, substantially all of which are held in highly rated agency pass-through residential mortgage instruments.

Securities available-for-sale were $492.6 million at September 30, 2008, compared with $307.9 million at September 30, 2007, and $421.7 million at June 30, 2008. The combined investment portfolio was 15.17% and 10.43% of total assets at September 30, 2008, and 2007, respectively, and 13.45% of total assets at June 30, 2008.

In the first quarter of 2008, First Financial adopted FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” The company applied the fair value option to its equity securities of government sponsored entities (“GSE”), specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares; and these shares are classified as trading investment securities. Third quarter 2008 financial results included a $3.4 million loss related to the company’s investment in these securities. This loss is a result of the decline in market value of the shares following the September 7, 2008 announcement by the U.S. Treasury, the Federal Reserve, and the Federal Housing Finance Agency (FHFA), that the FHFA was placing FHLMC under conservatorship and would eliminate the dividends on its common and preferred stock. The fair value accounting treatment discussed above will require First Financial to recognize in its income statement both the market value increases and decreases in future periods.

DEPOSITS AND FUNDING
Average total deposits decreased $53.8 million, or 1.9% from the third quarter of 2007 to the third quarter of 2008. Average total interest-bearing deposits, decreased $70.8 million or 2.9% for the same period. Average noninterest-bearing deposits increased $17.0 million or 4.4%. Average transaction account balances increased $2.8 million, or 0.2%.

On a linked quarter basis, average total deposits decreased $12.7 million, or 1.8% on an annualized basis. Average total interest-bearing deposits, decreased $20.9 million or 3.5%, on an annualized basis. Average noninterest-bearing deposits increased $8.3 million or 8.3% on an annualized basis. Average transaction account balances increased $14.2 million, or 4.7% on an annualized basis.

On a year-to-date basis, average total deposits decreased $14.8 million, or 0.5% from 2007. Average total interest-bearing deposits decreased $9.5 million or 0.4% and average noninterest-bearing deposits decreased $5.3 million or 1.3% for the same period.

Total deposit balances, both average and period-end, declined on a linked-quarter and year-over-year basis. The declines in average total interest-bearing deposits were primarily due to the planned runoff of public funds and wholesale deposits, which in the third quarter of 2008, declined by approximately $31.0 million from the third quarter of 2007.

For most of this year, First Financial has maintained a strategy of rational deposit pricing aimed at stabilizing the net interest margin in a very competitive landscape. The strategy has been successful as outflows of deposits have been replaced with less expensive wholesale instruments that were used to help fund asset generation. While the company has experienced balance outflow in the public funds and wholesale categories due to this decision, it has not seen net inflows in period-end and average noninterest-bearing deposits on a year-over-year basis. Growth in transaction accounts has been offset by the runoff of public funds and wholesale deposits as a result of the decision to maintain rational deposit pricing.

At the end of the third quarter of 2008, First Financial instituted pricing initiatives designed to retain and grow retail deposits, as well as to mitigate interest rate sensitivity. Some of the new initiatives included extending CD offerings with maturities of one year and beyond, and offering rate-competitive core deposit products in an effort to more appropriately manage the company’s overall asset/liability position.

As a result of increasing the size of the investment portfolio over the past several quarters, continued strong loan demand, and the net deposit outflows recently experienced, during the third quarter First Financial executed $115 million of term debt instruments during the third quarter of 2008. Utilizing a combination of its funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding has multiple maturities between two and three years, and a weighted average cost of 3.63%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.

ALLOWANCE FOR LOAN AND LEASE LOSSES
Management maintains the allowance at a level that is considered sufficient to absorb inherent risks in the loan portfolio. Management’s evaluation in establishing the adequacy of the allowance includes evaluation of the loan and lease portfolios, historical loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease

Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.

First Financial’s credit quality continues to be favorably impacted by the 2005 decision to shift away from certain consumer-based lending, including the decision to discontinue the origination of residential real estate loans for retention on the balance sheet. In early 2007, the company sold the servicing of the remaining residential real estate portfolio and established an agreement to sell substantially all of future originations to a strategic partner. As a result of these decisions, the residential real estate and indirect installment loan portfolios have declined $234.2 million and $220.0 million, respectively, excluding the impact of loan sales, since that time. It is also important to note that First Financial has never participated in high risk mortgage lending, including originating sub-prime residential real estate loans.

First Financial’s credit trends have remained relatively consistent over the past five quarters. Total nonperforming assets as a percent of total assets have ranged from a low of 0.51% to a high of 0.55%, and annualized net charge-offs as a percent of average loans and leases have been within the expected range, with a low of 0.23% to a high of 0.40%. At the end of the third quarter of 2008, total nonperforming assets were $18.6 million, a decrease of $0.5 million from the end of the second quarter of 2008. Compared to the end of the second quarter of 2008, the ratio of nonperforming loans to total loans decreased 4 basis points to 53 basis points at the end of the third quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, decreased 1 basis point to 70 basis points at the end of the third quarter of 2008.

Delinquency trends have also remained relatively stable over the past five quarters with total loans 30 to 89 days past due, at September 30, 2008, of $22.3 million or 0.84% of period end loans, consistent with $22.1 million or 0.83% at June 30, 2008. Management closely monitors these trends and ratios and considers the current level of delinquent loans consistent with expectations of the total loan portfolio’s behavior.

First Financial’s allowance for loan and lease losses was $30.4 million at September 30, 2008 compared to $29.6 million at June 30, 2008, and $29.1 million at September 30, 2007. The allowance for loan and lease losses at September 30, 2008, was 3.1 times the third quarter annualized net charge-offs. The allowance for loan and lease losses to period-end loans ratio was 1.14% as of September 30, 2008, compared to the September 30, 2007, and June 30, 2008, ratios of 1.11% and 1.12%, respectively. Overall credit coverage ratios remain strong at September 30, 2008, with the allowance for loan and lease losses as a percent of nonaccrual loans and as a percent of nonperforming loans at 219.47% and 216.22%, respectively. The allowance for loan and lease losses to period-end loans ratio is based on our estimate of potential losses inherent in the loan portfolio in today’s economic environment. A large percentage of nonperforming loans are secured by real estate, and this collateral has been appropriately considered in establishing the allowance for loan and lease losses.

At September 30, 2008, the commercial real estate and real estate construction loan portfolio totaled $1.0 billion, or 38.3% of total loans, including $152.5 million or 5.7% of total loans for commercial real estate construction, and $51.3 million or 1.9% of total loans for residential construction, land acquisition, and development. First Financial closely monitors the status of all residential construction and land development projects and works proactively with borrowers throughout all stages of the lending relationship. At September 30, 2008, there were no residential construction or land development loans in the nonperforming loan category. The company believes its internal lending policies, comprehensive underwriting standards, aggressive monitoring and frequent communication with borrowers are keys to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project.

First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage.

At September 20, 2008, First Financial’s shared national credit exposure was approximately $37 million or 1.38% of total loans, and was dispersed among 38 credits. These loans were acquired over the past 24 months and have no single credit exposure greater than $2.2 million. These loans are held in the loan portfolio and each has been subjected to the customary commercial loan underwriting process and is routinely monitored for credit deterioration. As of September 30, 2008, the values and reserves for these loans were deemed appropriate.

Since the third quarter of 2007, First Financial has experienced 12.6% growth in its total home equity loan portfolio average balances. While this category of loans has proven problematic for some in our industry, First Financial believes its current underwriting criteria coupled with the monitoring of a number of metrics including credit scores, loan-to-value ratios, line size, and usage, provides adequate oversight for the growth. The origination methods for our home equity lending also keep both the credit decision and the documentation under the control of First Financial associates. The spike in credit losses earlier in the year for home equity was attributable to a few large credits that were originated several years ago, prior to the standardization of our underwriting guidelines. The remaining portfolio of loans that have a similar profile have been reviewed and have been appropriately reflected in the third quarter. At September 30, 2008, approximately 98.8% of the outstanding home equity loans had a credit line size of less than $250 thousand and had an average outstanding balance of $21 thousand. First Financial maintains a strong pricing discipline for its home equity loan product and does not sacrifice loan quality for growth.

From an industry perspective, home equity lending may continue to experience stress, as borrowers remain under pressure in the current economic environment. Over the past five quarters both the home equity net charge-off ratio and ratio of nonaccrual home equity loans to total home equity loans have consistently been below 50 basis points, excluding a few large home equity loan charge-offs in the first and second quarters of 2008 that the company believes were unusual in terms of individual charge-off size. The net charge-off level for home equity loans returned to its lower historical level in the third quarter of 2008, and although the company continues to actively monitor its home equity portfolio, it may experience some volatility in future quarters.

In the second quarter of 2005, First Financial made the strategic decisions to discontinue the origination of residential real estate loans for retention on its balance sheet and to exit its indirect installment lending. As a result, the residential real estate and indirect installment portfolio have declined $234 million and $220 million excluding the impact of the loan sales, since that time. In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell substantially all its future originations to a strategic partner. Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.

The provision for loan and lease losses for the third quarter of 2008 was $3.2 million compared to $2.6 million for the same period in 2007 and $2.5 million for the linked-quarter. Year-to-date provision for loan and lease losses was $8.9 million for 2008 and $6.0 million for 2007. The increase in provision expense over these periods is primarily due to our current estimate of potential losses inherent in the loan portfolio, primarily driven by changes in consumer-based credit.

Third quarter of 2008 net charge-offs were $2.4 million, an annualized 36 basis points of average loans, compared to third quarter of 2007 net charge-offs of $1.5 million, an annualized 23 basis points of average loans, and second quarter of 2008 net charge-offs of $2.6 million, an annualized 40 basis points of average loans. Year-to-date 2008 net charge-offs were $7.6 million, an annualized 39 basis points of average loans, compared to year-to-date 2007 net charge-offs of $4.3 million, an annualized 23 basis points of average loans. Both the first and second quarters of 2008 were adversely impacted by a few large home equity loan charge-offs totaling approximately 5 basis points for the nine months ended September 30, 2008.

Overall credit coverage ratios remained strong at September 30, 2008. The allowance for loan and lease losses at September 30, 2008, was 3.1 times third quarter annualized net charge-offs. The allowance for loan and lease losses as a percent of period-end loans is based on the estimated potential losses inherent in the loan portfolio in today’s economic environment. It is management’s belief that the $30.4 million allowance for loan and lease losses at September 30, 2008 is adequate to absorb probable credit losses inherent in its lending portfolio. A large percent of nonperforming loans are secured by real estate, and this collateral has been appropriately considered in establishing the allowance for loan and lease losses.

The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended					Nine Months Ended
	2008			2007		Sep. 30,
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	2008	2007
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$29,580	$29,718	$29,057	$29,136	$28,060	$29,057	$27,386
Provision for loan losses	3,219	2,493	3,223	1,640	2,558	8,935	6,012
Gross charge-offs
Commercial	1,568	946	545	1,433	1,008	3,059	2,674
Real estate - commercial	48	589	806	465	76	1,443	398
Real estate - residential	335	227	39	33	49	601	222
Installment	424	482	564	522	471	1,470	1,816
Home equity	135	525	651	285	189	1,311	477
All other	426	426	498	304	304	1,350	793
Total gross charge-offs	2,936	3,195	3,103	3,042	2,097	9,234	6,380
Recoveries
Commercial	179	166	144	342	145	489	660
Real estate - commercial	37	19	3	632	124	59	230
Real estate - residential	4	5	11	3	25	20	53
Installment	225	246	315	242	263	786	897
Home equity	0	30	0	19	12	30	113
All other	45	98	68	85	46	211	165
Total recoveries	490	564	541	1,323	615	1,595	2,118
Total net charge-offs	2,446	2,631	2,562	1,719	1,482	7,639	4,262
Ending allowance for loan losses	$30,353	$29,580	$29,718	$29,057	$29,136	$30,353	$29,136

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.67%	0.39%	0.21%	0.56%	0.45%	0.43%	0.37%
Real estate - commercial	0.01%	0.31%	0.46%	(0.10)%	(0.03)%	0.25%	0.03%
Real estate - residential	0.27%	0.18%	0.02%	0.02%	0.02%	0.15%	0.04%
Installment	0.71%	0.78%	0.75%	0.76%	0.53%	0.75%	0.72%
Home equity	0.20%	0.77%	1.04%	0.43%	0.29%	0.66%	0.21%
All other	0.69%	0.64%	0.92%	0.48%	0.62%	0.74%	0.58%
Total net charge-offs	0.36%	0.40%	0.40%	0.26%	0.23%	0.39%	0.23%

While First Financial’s credit trends have remained relatively consistent over the past several quarters and the company is well-positioned to handle the challenging economic environment and avoid many of the troublesome areas facing the financial services industry, the possibility exists that the company could experience higher credit costs over the next several quarters.

NONPERFORMING/UNDERPERFORMING ASSETS
The ratio of nonperforming loans to total loans remained constant at 53 basis points at the end of the third quarters of 2007 and 2008. Total nonperforming assets at the end of the third quarter of 2008 were $18.6 million, an increase of $1.8 million from the end of the third quarter of 2007 primarily due to a higher level of nonaccrual residential real estate loans, commercial loans, and other real estate owned, partially offset by a decline in commercial real estate loans.

The ratio of nonperforming loans to total loans decreased from 57 basis points at the end of the second quarter of 2008 to 53 basis points at the end of the third quarter of 2008, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, decreased from 71 basis points at the end of the second quarter of 2008 to 70 basis points at the end of the third quarter of 2008. Total nonperforming assets on a linked-quarter basis increased $0.5 million from the end of the second quarter of 2008.

Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful. This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.

Other real estate owned had a net increase of $0.8 million during the third quarter of 2008 from the second quarter of 2008, primarily as a result of net additions in residential real estate.

The table that follows shows the categories that are included in nonperforming and underperforming assets as of September 30, 2008, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).
	Quarter Ended
	2008			2007
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Nonaccrual loans
Commercial	$5,194	$5,447	$3,952	$2,677	$3,782
Real estate - commercial	3,361	3,592	4,415	5,965	5,343
Real estate - residential	3,742	4,461	4,529	3,063	2,147
Installment	417	438	544	734	745
Home equity	1,084	866	1,221	1,662	1,117
All other	32	8	30	12	8
Total nonaccrual loans	13,830	14,812	14,691	14,113	13,142
Restructured loans	208	554	562	567	574
Total nonperforming loans	14,038	15,366	15,253	14,680	13,716
Other real estate owned (OREO)	4,610	3,763	2,368	2,636	3,124
Total nonperforming assets	18,648	19,129	17,621	17,316	16,840
Accruing loans past due 90 days or more	241	245	372	313	222
Total underperforming assets	$18,889	$19,374	$17,993	$17,629	$17,062

Allowance for loan and lease losses to
Nonaccrual loans	219.47%	199.70%	202.29%	205.89%	221.70%
Nonperforming loans	216.22%	192.50%	194.83%	197.94%	212.42%
Total ending loans	1.14%	1.11%	1.14%	1.12%	1.12%
Nonperforming loans to total loans	0.53%	0.57%	0.58%	0.56%	0.53%
Nonperforming assets to
Ending loans, plus OREO	0.70%	0.71%	0.67%	0.67%	0.65%
Total assets	0.53%	0.55%	0.53%	0.51%	0.51%

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

Capital expenditures, such as banking center expansions and technology investments, were $8.1 million and $4.4 million for the first nine months of 2008 and 2007, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources. At September 30, 2008 and December 31, 2007, total short-term borrowings from the FHLB were $215.0 million and $0, respectively. At September 30, 2008, and December 31, 2007, total long-term borrowings from the FHLB were $87.6 million and $45.9 million, respectively. The total available remaining borrowing capacity from the FHLB at September 30, 2008, was $87.9 million.

As of September 30, 2008, First Financial has pledged certain residential real estate loans totaling $459.1 million as collateral for borrowings to the FHLB. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $492.6 million at September 30, 2008. Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity. Securities classified as held-to-maturity that are maturing in one year or less totaled $0.4 million at September 30, 2008. The market value of securities classified as trading totaled $0.2 million at September 30, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans and interest-bearing deposits with other banks maturing within one year, are sources of liquidity.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. Dividends paid to First Financial from its subsidiaries totaled $22.2 million for the first nine months of 2008. As of September 30, 2008, First Financial’s subsidiaries had retained earnings of $134.9 million of which $1.4 million was available for distribution to First Financial without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank. This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2008, the outstanding balance was $53.0 million compared to an outstanding balance of $72.0 million at December 31, 2007. The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs. First Financial renewed the $75.0 million credit facility during the first quarter of 2008 for a period of one year. The credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels. First Financial was in full compliance with all covenants as of September 30, 2008.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debentures owed to unconsolidated subsidiary trusts. Interest expense related to this other long-term debt totaled $0.3 million and $0.7 million for the three months ending September 30, 2008, and 2007, respectively. Year-to-date interest expense totaled $1.0 million and $2.0 million for the nine months ending September 30, 2008, and 2007, respectively. In September of 2007, First Financial redeemed all the underlying capital securities relating to First Financial (OH) Statutory Trust I. The total outstanding capital securities redeemed were $10 million. Therefore, there will be no future interest payments on that debenture. The $20 million of debentures issued in 2003 remains outstanding.

First Financial had no share repurchase activity under publicly announced plans in the nine months of 2008, and at this time, First Financial does not plan to repurchase any of its shares the remainder of 2008. In the nine months of 2007, First Financial repurchased 1,965,700 common shares at a cost of $26.8 million and a weighted average share repurchase price of $13.65.

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

CAPITAL ADEQUACY
First Financial and its subsidiary, First Financial Bank, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. Consolidated regulatory capital ratios at September 30, 2008, included the leverage ratio of 7.95%, Tier 1 ratio of 9.80%, and total capital ratio of 10.89%. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $80.8 million, on a consolidated basis. The tangible capital ratio decreased from 7.18% at June 30, 2008, to 7.13% at September 30, 2008, primarily due to the growth in total average assets since the third quarter of 2007.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined by the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2008, that First Financial met all capital adequacy requirements to which it was subject. At September 30, 2008, and December 31, 2007, the most recent regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.

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

As previously mentioned, First Financial took steps to further manage the risk profile of its balance sheet by securitizing $58.5 million in residential mortgage loans into agency guaranteed, mortgage-backed securities, collateralized by those loans. This resulted in a reduction in credit risk on the balance sheet and a lower regulatory risk weighting for those assets. The assets remain on the balance sheet, but are now accounted for as investment securities available-for-sale rather than residential real estate loans. This securitization resulted in First Financial recognizing a servicing asset of approximately $0.3 million related to the company’s contractual right to service the securitized loans.  This mortgage servicing right will be amortized over the estimated period of net servicing income, estimated to be sixty months.

First Financial is currently evaluating the merits of a sale-leaseback transaction involving certain of its properties. Sale-leaseback transactions have been utilized in the financial services industry as a means to generate higher levels of earning assets by redeploying the current value of real estate. Additionally, a sale-leaseback transaction may also provide regulatory capital relief, depending on the risk weighting of the replacement assets. The portfolio under review includes a maximum of 47 of the company’s retail banking locations. A typically structured transaction would result in First Financial selling the properties and simultaneously entering into long-term operating leases. Should the company decide to pursue this strategy, there would be no disruption of services to customers or impact on staff.

On October 1, 2008, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration statement will allow the company to raise capital from time to time, up to an aggregate of $100 million, through the sale of various types of securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement to be filed with the SEC at the time of the offering.

The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, recently announced the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which is intended to stabilize the financial services industry. Some of the components of the CPP include a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the CPP, Treasury will purchase from qualifying financial institutions, a limited amount of senior perpetual preferred securities equal to generally 1-3% of a company’s risk-weighted assets. Treasury will also receive a warrant for the purchase of common stock with an aggregate market value equal to 15% of the value of the preferred securities purchased. Such preferred shares will pay a dividend of 5% for the first five years and will increase to 9% thereafter. In addition, subject to certain limited exceptions, financial institutions participating in the CPP will be prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the Treasury. Participating financial institutions will also be subject to certain limitations on executive compensation as well as other conditions.

On October 30, 2008, First Financial was notified by the Treasury that it was preliminarily approved to participate in the CPP. On October 31, 2008, the company filed a proxy statement seeking shareholder approval for the issuance of preferred stock in order to maintain flexibility in considering its participation in the CPP. The company is not currently authorized to issue preferred securities.

First Financial also plans to participate in the FDIC’s temporary liquidity guarantee program. The components of this program include the guarantee, until June 30, 2012, of certain newly issued senior unsecured debt issued by banks and bank holding companies on or before June 30, 2009 and full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of size, until the end of 2009. It is expected that such participation will result in an increase in deposit insurance premiums and any debt will be subject to an insurance premium. At this time it is not possible to determine the amount of such increase.

The following table illustrates the actual and required capital amounts and ratios as of September 30, 2008, and the year ended December 31, 2007 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total capital to risk-weighted assets
Consolidated	$304,866	10.89%	$224,060	8.00%	N/A	10.00%
First Financial Bank	342,755	12.30%	222,929	8.00%	$278,662	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	274,513	9.80%	112,030	4.00%	N/A	6.00%
First Financial Bank	304,976	10.94%	111,465	4.00%	167,197	6.00%

Tier 1 capital to average assets
Consolidated	274,513	7.95%	137,910	4.00%	N/A	5.00%
First Financial Bank	304,976	8.86%	137,416	4.00%	171,771	5.00%

December 31, 2007
Total capital to risk-weighted assets
Consolidated	$303,103	11.38%	$213,041	8.00%	N/A	10.00%
First Financial Bank	341,702	12.92%	211,604	8.00%	$264,505	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	274,046	10.29%	106,520	4.00%	N/A	6.00%
First Financial Bank	305,394	11.55%	105,802	4.00%	158,703	6.00%

Tier 1 capital to average assets
Consolidated	274,046	8.26%	132,395	4.00%	N/A	5.00%
First Financial Bank	305,394	9.30%	131,121	4.00%	163,901	5.00%

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

Allowance for loan and lease losses – The level of the allowance for loan and lease losses (allowance) is based upon management’s evaluation of the loan and lease portfolios, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off when management believes that ultimate collectiblity of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

Pension –First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. The measurement of the accrued benefit liability and the annual pension expense involves actuarial and economic assumptions. The assumptions used in pension accounting relate to the discount rates, the expected return on plan assets, and the rate of compensation increase.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations may be different from expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio and allowance for loan and lease losses; the ability of financial institutions to access sources of liquidity at a reasonable cost; the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates, technology changes; mergers and acquisitions; the effect of changes in accounting policies and practices; adverse changes in the securities markets; the cost and effects of litigation and of unexpected or adverse outcomes in such litigation; and First Financial’s success at managing the risks involved in the foregoing.

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

Presented below is the estimated impact on First Financial’s net interest income as of September 30, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2008	(7.64)%	(2.18)%	1.30%	2.16%

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

Additional interest rate scenarios are modeled utilizing most-likely interest rates over the next twelve months. Based on this scenario, First Financial has a relatively neutral rate risk position of a positive 0.32 when compared to a base-case scenario with interest rates held constant.

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience. Presented below is the change in First Financial’s economic value of equity position as of September 30, 2008, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2008	(24.53)%	(8.08)%	3.18%	(0.94)%

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

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2008.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through
July 31, 2008	3,163	$9.14	0	4,969,105
August 1 through
August 31, 2008	0	0	0	4,969,105
September 1 through
September 30, 2008	0	0	0	4,969,105
Total	3,163	$9.14	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
July 1 through
July 31, 2008	0	$0.00
August 1 through
August 31, 2008	0	0.00
September 1 through
September 30, 2008	0	0.00
Total	0	$0.00

Director Fee Stock Plan
July 1 through
July 31, 2008	3,163	$9.14
August 1 through
August 31, 2008	0	0.00
September 1 through
September 30, 2008	0	0.00
Total	3,163	$9.14

Stock Option Plans
July 1 through
July 31, 2008	0	$0.00
August 1 through
August 31, 2008	0	0.00
September 1 through
September 30, 2008	0	0.00
Total	0	$0.00

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of September 30, 2008, all shares under the 2003 plan have been repurchased. The table that follows provides additional information regarding those plans.

		Total Shares
Announcement	Total Shares Approved for	Repurchased Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None
2/25/2003	2,243,715	2,243,715	Complete

Item 6. Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation, as amended as of February 26, 2008, and incorporated herein by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2007. File No. 000-12379.

3.2	Amended and Restated Regulations, as amended as of May 1, 2007, and incorporated herein by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007. File No. 000-12379.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings
J. Franklin Hall	Anthony M. Stollings
Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer, and Controller

Date 11/3/08	Date 11/3/08