Form 10-K
period 2008-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2009-03-11
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 Smith Road	45209
Cincinnati, Ohio	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (513) 979-5837

Securities registered pursuant to Section 12(b) of the Act:
Common Shares, no par value
Name of exchange on which registered:
The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒  No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2008, was $331,743,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of February 23, 2009, there were issued and outstanding 37,480,901 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts I, II and IV.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2009 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I

Item 1.  Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial), was formed in 1982.  First Financial is a bank holding company headquartered in Cincinnati, Ohio.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (Bank).  First Financial Capital Advisors LLC (FFCA) is First Financial’s registered investment advisory company and serves as investment advisor to The First Funds Group, First Financial’s proprietary mutual funds first introduced in May 2002 as The Legacy Funds Group and changed to The First Funds Group in May of 2007.  FFCA also assists the Bank with the investment management of trust assets.  Another subsidiary of First Financial is First Financial (OH) Statutory Trust II (Statutory Trust II) which was established to facilitate raising Tier I capital in the form of corporation-obligated mandatory redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities.  This subsidiary was deconsolidated effective January 1, 2004, in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” Since it does not itself conduct any operating businesses, First Financial must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of common stock.  For further information see Note 4 of the Notes to Consolidated Financial Statements appearing on page 29 of First Financial's Annual Report to Shareholders, which is incorporated by reference in response to this item.  First Financial’s oldest subsidiary, First Financial Bank, was founded in 1863.

The range of banking services provided by First Financial includes commercial lending, real estate lending, and consumer financing. In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, including time deposits, and cash management services for commercial customers. A full range of trust and asset management services is also provided through First Financial’s Wealth Resource Group.

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

The majority of residential real estate loans originated by Bank conform to secondary market underwriting standards and are sold within a short timeframe to a third-party strategic partner.  The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans.

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

First Financial has minimal foreign currency transactions or exposure to foreign currencies.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2008, and is incorporated herein by reference.

At December 31, 2008, First Financial and its subsidiaries employed 1,127 employees.

First Financial's executive office is located at 4000 Smith Road, Cincinnati, Ohio 45209, and the telephone number is (513) 979-5837.  First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Information” link, under “SEC Filings.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The list of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.

In March of 2005, First Financial adopted a Strategic Plan which, among other actions, provided for the consolidation of its organization structure, whereby its subsidiary banks would be merged into a single bank charter: First Financial Bank.  On August 19, 2005, that consolidation was completed.

First Financial initiated this plan to gain efficiencies through consolidation, to provide a corporate structure with a smaller number of subsidiaries that could be more easily managed, and to better position the company for growth; for instance, by reducing operational burdens and increasing its focus on customer sales and service.

On September 16, 2005, First Financial completed both the sale of substantially all of the assets of its wholly-owned subsidiary, Fidelity Federal Savings Bank and the consolidation of its operations center.

Market and Competitive Information
First Financial, through its regionalization efforts and Strategic Plan, has focused its subsidiary bank around nine distinct markets to deliver the community banking philosophy to its clients.  First Financial serves a combination of metropolitan and non-metropolitan markets in Indiana, western Ohio, and northern Kentucky through its full-service banking centers.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of financial success.

The company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and service-based companies.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other sections of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.  Late in 2007, the overall national economy was negatively impacted by the deterioration of the subprime lending market, which quickly developed into a credit and liquidity crisis in certain sectors of the financial services industry.  This has resulted in the implementation of a number of government sponsored programs designed to invest capital and liquidity into the financial services sector for the purposes of strengthening consumer confidence and stimulating lending activity.  However, First Financial’s strong liquidity and capital position combined with conservative lending practices should allow the company to mitigate significant macro-economic risk.

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

Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency. All depository institutions and its deposits are insured up to the legal limits by the Deposit Insurance Fund (DIF) which is administered by the Federal Deposit Insurance Corporation (FDIC) and is subject to the provisions of the Federal Deposit Insurance Act (FDIA).

FDIC Deposit Insurance Assessments
As an institution with deposits insured by the DIF, First Financial Bank is subject to deposit insurance assessments. Under the provisions of the FDIA, the regular insurance assessments to be paid by insured institutions are specified in schedules issued by the FDIC that specify a target reserve ratio designed to maintain that ratio between 1.15% and 1.50% of estimated insured deposits.

Under the FDIA, the FDIC imposed deposit insurance assessments are based on one of four assessment categories depending on First Financial’s capital classification under the prompt corrective action provisions. In December 2008, the FDIC approved a final rule on deposit assessment rates for the first quarter of 2009. The rule raised assessment rates uniformly by 7 basis points (annually) for the first quarter of 2009 only. The FDIC expects to issue another final rule during the first quarter of 2009 to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to the assessment rules. The increase in assessment rates effective January 1, 2009 will more than double First Financial’s expected assessment for 2009’s first quarter compared to the assessment rates throughout 2008.  First Financial expects that assessment rates subsequent to the first quarter 2009 will continue to be significantly higher than in 2008.

In addition to the previously mentioned change in the general assessment rates, on February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the DIF to an acceptable level.  The amount will be determined as of June 30, 2009 and payable on September 30, 2009.  Since that date, federal legislation has been introduced that would increase the FDIC’s line of credit with the Treasury from the current $30.0 billion to $100.0 billion.  It is possible such action could reduce the special assessment for 2009.  It is not possible to predict the outcome at this time.

Temporary Liquidity Guarantee Program
The FDIC announced a Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who did not elect to opt out of the TLGP by December 5, 2008.  First Financial chose to continue its participation in the TLGP and, thus, did not opt out.

As a bank holding company, First Financial is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the BHCA) and is subject to supervision and examination by the Federal Reserve Board.  The BHCA requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States.  In addition, subject to regulatory approval, First Financial can acquire thrift institutions.  Acquisitions are subject to certain anti-competitive limitations.

The BHCA and the regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.  The BHCA also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves, including restrictions on inter-bank borrowing and upon dealings in the securities or obligations of the holding company or other affiliates.

In addition, bank holding companies that satisfy certain requirements may elect to become financial holding companies.  Financial holding companies are permitted to engage in certain activities that are “financial in nature” (e.g. insurance underwriting, securities brokerage, merchant banking) and that are not permitted for bank holding companies.  First Financial’s current strategic plans do not include utilizing theses expanded activities and as a result it has not elected to become a financial holding company.

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

Emergency Economic Stabilization Act – Capital Purchase Program
On October 14, 2008 the United States Department of the Treasury (the Treasury) announced the Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Program was designed to attract broad participation by healthy institutions and to do so in a way that attracts private capital to them as well. The purpose was to increase confidence in U.S. banks and increase the confidence of U.S. banks to deploy their capital. Increased confidence is expected to result in increased lending. The Program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) which provided up to $700 billion to the Treasury to buy mortgages and other assets from financial institutions, to invest and take equity positions in financial institutions, and to establish programs that will allow companies to insure their troubled assets. Under the Program, the Treasury was to purchase up to $250 billion of senior preferred shares (the Senior Preferred Shares) from qualifying financial institutions that meet the Program’s eligibility requirements and that elected to participate by November 14, 2008. On October 22, 2008 First Financial filed an application with respect to the Program and on October 30, 2008 the company was notified by the Treasury that it had received preliminary approval for the sale and issuance of up to $80,000 of Senior Preferred Shares to the Treasury.  On December 23, 2008 the Treasury invested the $80,000 in First Financial.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  This resulted in a number of changes to the CPP, for both current and future participants, primarily in the areas of executive compensation and the ability of CPP recipient institutions to prepay the Senior Preferred Shares.

As an eligible institution, First Financial could sell an amount of Senior Preferred Shares to the Treasury equal to not less than 1% of the Bank’s risk-weighted assets and not more than 3% of the Bank’s risk-weighted assets. The $80,000 represented approximately 3.0% of the Bank’s risk –weighted assets at September 30, 2008 and the Senior Preferred Shares have the following terms and conditions:

•	a liquidation preference of $1,000 per share;
•	qualify as Tier 1 capital;
•	rank senior to the common shares;
•	pay a cumulative dividend at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five - the dividend will be payable quarterly in arrears;
•	be non-voting, other than class voting rights on certain matters that could adversely affect the Senior Preferred Shares;

•
the Senior Preferred Shares may be redeemed at par, subject to consultation with First Financial’s primary regulator, the Office of the Comptroller of the Currency and with the approval of the Treasury; and

•	the Treasury may also transfer the Senior Preferred Shares to a third party at any time.

In conjunction with the purchase of Senior Preferred Shares, the Treasury received a warrant to purchase common shares with an aggregate market price equal to 15% of the investment in the Senior Preferred Shares. The initial exercise price on the warrant, and the market price for determining the number of shares of common stock subject to the warrant, was the market price of the company’s common shares at the time of issuance, calculated on a 20-trading-day trailing average, subject to customary anti-dilution adjustments.  This resulted in Treasury acquiring a warrant to purchase 930,233 common shares at an exercise price of $12.90 per share. The warrant has a term of 10 years. The Treasury will agree not to exercise voting power with respect to any shares of common stock that it acquires upon exercise of the warrant. First Financial registered, pursuant to the Securities Act of 1933, Senior Preferred Shares issued by us and the related warrant and underlying common stock purchasable upon exercise.  If the warrant was exercised, it would amount to approximately 2.5% of our currently issued and outstanding shares, which would dilute the relative equity interests of the current holders of our common shares.  If the Senior Preferred Shares are prepaid, the Treasury will liquidate the warrant it holds at the then current market price.

To participate in the Program, we were required to meet certain appropriate standards for executive compensation and corporate governance, which were significantly amended by the Act, and now include the folllowing:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the company;
•
Treasury shall review bonuses, retention awards, and other compensation paid to senior executives and the next twenty highly-compensated employees to determine whether any such payments were inconsistent with the Act, CPP or otherwise contrary to public interest;

•
requiring a claw-back of any bonus or incentive compensation paid to a senior executive and any of the next twenty most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	senior executive officers and the next five highest compensated employees cannot receive any severance payment for departure from the company for any reason;
•
for the five most highly compensated employees, First Financial cannot pay or accrue any bonus unless in the form of restricted stock grants, subject to individual restrictions of one third of total compensation, and does not fully vest while the Senior Preferred Shares are held by Treasury;

•	requires the Board of Directors to adopt a company-wide policy regarding excessive or luxury expenditures, or other activities considered not reasonable or in the normal course of business;
•	requires non-binding annual proxy vote by shareholders to approve executive compensation;
•	requires CEO and CFO annual certification of compliance, with potential criminal penalties for inaccuracy; and
•	agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The following are the general effects on holders of First Financial common stock from the issuance of Senior Preferred Shares to the Treasury under the Program:

▪
Restrictions on Dividends. For as long as any Senior Preferred Shares are outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Senior Preferred Shares, or common shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Senior Preferred Shares), nor may First Financial repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Senior Preferred Shares or common shares, unless (i) in the case of cumulative Senior Preferred Shares, all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Shares are fully paid; or (ii) in the case of non-cumulative Senior Preferred Shares, the full dividend for the latest completed dividend period has been declared and paid in full.  In addition, the consent of the Treasury will be required for any increase in the per share dividends on common shares until the third anniversary of the date of the Senior Preferred Shares investment unless prior to such third anniversary, the Senior Preferred Shares are redeemed in whole or the Treasury has transferred all of the Senior Preferred Shares to third parties.

▪
Repurchases. The Treasury’s consent shall be required for any share repurchases (other than (i) repurchases of the Senior Preferred Shares and (ii) repurchases of junior preferred shares or common shares in connection with any benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the date of the Treasury’s investment unless prior to such third anniversary, the Senior Preferred Shares are redeemed in whole or the Treasury has transferred all of the Senior Preferred Shares to third parties. In addition, there shall be no share repurchases of junior preferred shares, preferred shares ranking pari passu with the Senior Preferred Shares, or common shares if prohibited as described under “Restrictions on Dividends” above.

▪
Voting rights. The Senior Preferred Shares shall be non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Senior Preferred Shares, (ii) any amendment to the rights of Senior Preferred Shares, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Senior Preferred Shares. If dividends on the Senior Preferred Shares are not paid in full for six dividend periods, whether or not consecutive, the Senior Preferred Shares will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

As the Senior Preferred Shares are non-voting in accordance with the Program, the issuance of such Senior Preferred Shares did not dilute the relative voting power of the current holders of common stock, except for certain class of voting rights and the issuance of the warrants as described above. Current shareholders have no preemptive rights to acquire any additional shares of capital stock issued by First Financial and have no right to purchase a proportionate share, or any portion, of any shares of Preferred Stock issued.

Financial Stability Plan
On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov. We do not expect to participate in the FSP, however, we continue to monitor these developments and assess their potential impact on our business.

Homeowner Affordability and Stability Plan
On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
We continue to monitor these developments and assess their potential impact on our business.

Strategic Usage of CPP Funds
First Financial is committed to the terms it agreed to in accepting the Treasury’s investment, including:
•	Expanding the flow of credit to U.S. consumers and businesses on competitive terms to promote the sustained growth and vitality of the U.S. economy; and
•	Working diligently, under existing programs, to modify the terms of residential mortgages as appropriate to strengthen the health of the U.S. housing market.

The previously stated goals were those of First Financial before applying for and receiving the investment, and continue to be our goals.

First Financial has both a short and long-term plan for utilization of the CPP proceeds. In anticipation of the receipt of the $80.0 million in capital, First Financial began purchasing agency-guaranteed, mortgage-backed securities late in the fourth quarter of 2008. The investment portfolio specifically designated as the CPP Investment Portfolio totaled approximately $121.9 million at December 31, 2008. The ratio of investments to capital, or leverage on the CPP capital, was 1.5 times the proceeds received. First Financial has established an internal maximum leverage on the CPP Investment Portfolio not to exceed 5 times.

The advantage gained by investing in agency-guaranteed, mortgage-backed securities is two fold:
•	It assists in expanding the availability of credit to borrowers by providing liquidity to the sellers of the securities so that they can continue originating and funding new mortgage loans.

•
As additional lending opportunities become available, the cash flows from the CPP Investment Portfolio will provide sufficient liquidity and capital support for the redeployment into loans originated by First Financial.

Item 1A. Risk Factors.

Possible Additional Risks

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business, and prospects. (See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain forward looking statements.)

Recent Market, Legislative, and Regulatory Events

Difficult market conditions have adversely affected our industry.
Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit and fraud losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system and such legislation and programs may adversely affect us.
There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets. The failure of the actions by the legislators, the regulatory bodies or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common shares.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and expose us to increased losses, including legislation that would allow bankruptcy courts to permit modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgagor’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans. Additionally, federal intervention and operation of formerly private institutions may adversely affect our rights under contracts with such institutions and the way in which we conduct business in certain markets.

Treasury “Stress Tests” and Other Actions may Adversely Affect Bank Operations and Value of Shares.
On February 10, 2009, the Treasury outlined a plan to restore stability to the financial system. This announcement included reference to a plan by the Treasury to conduct “stress tests” of certain banks which received funds under the CPP and similar Treasury programs. The methods and procedures to be used by the Treasury in conducting its “stress tests,” how these methods and procedures will be applied, and the significance or consequence of such tests presently are not known. Any of these or their consequences could adversely affect the banking industry in general, and the value of First Financial shares, among other things.

Business Risks

Credit risks
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.
As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our total loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.
If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, could adversely affect us.
Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. These trends could continue and such conditions could result in higher losses, write downs and impairment charges in our mortgage and other lines of business. Continued declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, may be less successful or may be different than anticipated, which could adversely affect our business.
First Financial makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately determine demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business.

Adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.
A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:
•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An increase or decrease in the usage of unfunded commitments;
•	A loss of clients and/or reduced earnings could trigger an impairment of certain intangible assets, such as goodwill;
•
An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity.
Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:
•	The yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•	The value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;
•	The value of assets for which we provide processing services could decline; or
•	To the extent we access capital markets to raise funds to support our business; such changes could affect the cost of such funds or the ability to raise such funds.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition.
When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition will be adversely affected.

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.
Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

Consumers may decide not to use banks to complete their financial transactions, which could affect net income.
Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits.

Our asset management business subjects us to a variety of risks.
At December 31, 2008, we had $1.7 billion in assets under management. The sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

Negative public opinion could damage our reputation and adversely impact business and revenues.As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

We rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect us. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.

Industry Risks
Regulation by federal and state agencies could adversely affect the business, revenue, and profit margins.
We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Competition in the financial services industry is intense and could result in losing business or reducing margins.
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

Future legislation could harm our competitive position.
Federal, state, and local legislatures increasingly have been considering proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our activities, financial condition, or results of operations.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.
Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

We may not pay dividends on your common shares.
Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common shares dividend in the future. This could adversely affect the market price of our common shares. Also, our ability to increase our dividend or to make other distributions is restricted due to our participation in the CPP, which limits (without the consent of the Treasury) our ability to increase our dividend or to repurchase our common shares for so long as any securities issued under such program remain outstanding.

Our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our subsidiaries, including First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common and preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay us. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common shares. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

Significant legal actions could subject us to substantial uninsured liabilities.
We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

Company Risks
Recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us. Additionally, increases in unemployment also may adversely affect the ability of certain clients to pay loans and the financial results of commercial clients in localities with higher unemployment, which may result in loan defaults and foreclosures and which may impair the value of our collateral. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur or increase in the future.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.
Late in 2008 we began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions.This deterioration, including a significant increase in national and regional unemployment levels, is the primary driver of the increased stress being placed on all borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in our loan loss reserves at December 31, 2008. Additional increases in loan loss reserves may be necessary in the future. Continued deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition, and results of operations.

Disruptions in our ability to access capital markets may negatively affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements, and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

Management’s ability to retain key officers and employees may change.
Our future operating results depend substantially upon the continued service of its executive officers and key personnel. Our future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA amended Section 111 of the EESA in its entirety, significantly expanding the executive compensation restrictions. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, such restrictions apply to us as a participant in the CPP and shall generally continue to apply for as long as any Senior Preferred shares are outstanding. These ARRA restrictions shall not apply to us during such time when the federal government only holds any warrants to purchase common shares. Such restrictions and standards may further impact management's ability to compete with financial institutions that are not subject to the same limitations as First Financial under Section 7001 of the ARRA.

Our business, financial condition, or results of operations could be materially adversely affected by the loss of any of its key employees, or our inability to attract and retain skilled employees.

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2008 for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors including:
•	variations in our quarterly operating results;
•	changes in market valuations of companies in the financial services industry;
•	governmental and regulatory legislation or actions
•	issuances of shares of common shares or other securities in the future;
•	changes in dividends;
•	the addition or departure of key personnel;
•	cyclical fluctuations;
•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common shares;
•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures; and
•	activity by short sellers and changing government restrictions on such activity.

General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our financial instruments carried at fair value expose us to certain market risks.
We maintain an available for sale investment securities portfolio which includes assets with various types of instruments and maturities. We also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available for sale securities, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.115, are recognized in shareholders equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value pursuant to the provisions of SFAS No. 159 and recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Our revenues derived from our investment securities may be volatile and subject to a variety of risks.
We generally maintain investment securities and trading positions in the fixed income markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our trading portfolio are affected by many factors, including our credit position, interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments could experience volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The registrant and its subsidiaries operate from 81 banking centers: 49 banking centers are located in Ohio, including First Financial's executive office in Cincinnati, Ohio; 29 banking centers are located in Indiana; and 3 banking centers are located in Kentucky.

Item 3. Legal Proceedings.
Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings, and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
On December 11, 2008, First Financial held a special meeting of shareholders, the results of which follow:

1)	Proposal to adopt an amendment to Article FOURTH of the company’s Articles of Incorporation to authorize First Financial to issue up to 80,000 shares of senior preferred stock.

		% of Total
		Shares	Votes	Votes
	Votes For	Outstanding	Against	Abstained
Ratify amendment to Article of Incorporation	27,997,230	74.7%	1,372,166	97,365

2)	Proposal to approve the adjournment or postponement of the Special Meeting, if necessary, to solicit additional proxies.

		% of Total
		Shares	Votes	Votes
	Votes For	Outstanding	Against	Abstained
Approve the adjournment of the special meeting	27,240,958	72.7%	1,978,839	246,963

No other matters were brought before the meeting for a vote.

Additional Item - Executive Officers.
Shown in the table below are the executive officers of First Financial Bancorp as of December 31, 2008. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	48	President & Chief Executive Officer

C. Douglas Lefferson	44	Executive Vice President & Chief Operating Officer
J. Franklin Hall	40	Executive Vice President & Chief Financial Officer

Samuel J. Munafo	58	Executive Vice President, Banking Markets

Richard Barbercheck	50	Senior Vice President & Chief Credit Officer

Gregory A. Gehlman	47	Senior Vice President, General Counsel, & Chief Risk Officer

Anthony M. Stollings	54	Senior Vice President, Chief Accounting Officer, & Controller

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis joined First Financial as president, chief executive officer, and a member of the board of directors on October 1, 2004. Beginning August 23, 2005, Mr. Davis became the president, CEO, and chairman of the board of Bank. At the time he joined First Financial, Mr. Davis was senior vice president at Irwin Financial Corporation and chairman of Irwin Union Bank and Trust (the company’s lead bank), positions he had held since May 2003 to his departure. Prior to that, Mr. Davis served as president of Irwin Union Bank and Trust for seven years. Mr. Davis originally joined Irwin Financial Corporation and Irwin Union Bank and Trust in 1987 as vice president and controller.

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

J. Franklin Hall became executive vice president and chief financial officer of First Financial effective April of 2007. Also effective April of 2007, he became president of First Financial Capital Advisors, LLC. Effective December 31, 2006, Mr. Hall became president of the First Funds family of proprietary mutual funds. Mr. Hall had served as senior vice president and chief financial officer of First Financial since April 1, 2005, and as first vice president, controller, and director of finance for First Financial since December 13, 2004. He served as its vice president and controller since January 11, 2002. Mr. Hall joined First Financial in June of 1999. Prior to joining First Financial, Mr. Hall was with Firstar Bank, N.A. (now known as US Bancorp) in Cincinnati, Ohio.

Samuel J. Munafo serves as executive vice president with responsibility for all banking markets beginning in January of 2006. In March of 2005, Mr. Munafo became president of Bank. From 2001 until March of 2005, he had served as president and chief executive officer of Community First Bank & Trust. From 1998 to 2001, Mr. Munafo served as president and chief executive officer of Indiana Lawrence Bank. He has spent his entire banking career with various First Financial companies.

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

Gregory A. Gehlmann joined First Financial in June of 2005 as senior vice president and general counsel. In July of 2006, he assumed the additional responsibility of chief risk officer until August 2008. Prior to joining First Financial, Mr. Gehlmann practiced law for 16 years in Washington, D.C. From March 2000 to June 2005, he served as partner/counsel at Manatt, Phelps & Phillips, LLP, Washington, D.C. where he served as counsel to public and private companies, as well as investors, underwriters, directors, officers, and principals regarding corporate securities, banking, and general business and transactional matters.

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

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
First Financial had 3,371 shareholders of record of its outstanding common shares as of February 23, 2009. First Financial's common stock is listed on The Nasdaq Stock Market®. The information contained on page 45 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference in response to this item.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) (1)	(c) (1)

Equity compensation plans approved by security holders	3,386,581	$14.34	2,932,388

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under First Financial’s 1999 Stock Option Plan for Non-Employee Directors (Director Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan). Both the Director Plan and the Incentive Plan include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares. In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the case of the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion. Of the securities reported in column (c) 441,651 are available for future issuance under the Director Plan and 2,490,737 are available under the Incentive Plan.

The stock performance graph contained in “Financial Performance” on page 46 of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
On December 23, 2008, First Financial issued to the U.S. Treasury under its Capital Purchase Program (CPP), as a component of its Troubled Asset Relief Program (TARP) for aggregate consideration of $80 million: 80,000 shares of non-voting cumulative perpetual preferred securities and a warrant to purchase 930,233 shares of First Financial’s common stock, at an exercise price of $12.90 per share (collectively the “Shares”).

This represented approximately 3.00% of its risk-weighted assets as of September 30, 2008. The preferred shares will pay a cumulative dividend of 5.00% per year for the first five years and will reset to a rate of 9.00% per year thereafter. The dividends are payable quarterly in arrears. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the Senior Preferred Shares. They are also callable by First Financial at the par value of $1,000 per share subject to consultation with First Financial’s primary regulator, the Office of the Comptroller of the Currency and with the approval of the Treasury. The Treasury may also transfer the Senior Preferred Shares to a third party at any time.

On January 21, 2009, First Financial filed a Registration Statement on Form S-3 (File No. 333-156841) with the SEC to register the Shares.  The SEC deemed the registration statement effective on February 19, 2009.

For additional information regarding First Financial’s participation in the Capital Purchase Program, please refer to pages 6 through 9 of this Annual Report on Form 10-K and to Note 1 on page 27 of the Notes to Consolidated Financial Statements located in First Financial’s Annual Report to Shareholders’ for the year ended December 31, 2008.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2008.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be Purchased
Period	Purchased (1)	Per Share(1)	Announced Plans (2)	Under the Plans
October 1 through
October 31, 2008	2,182	$14.00	2,182	4,969,105
November 1 through
November 30, 2008	0	0.00	0	4,969,105
December 1 through
December 31, 2008	0	0.00	0	4,969,105
Total	2,182	$14.00	2,182	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
October 1 through
October 31, 2008	0	$0.00
November 1 through
November 30, 2008	0	0.00
December 1 through
December 31, 2008	0	0.00
Total	0	$0.00
Director Fee Stock Plan
October 1 through
October 31, 2008	2,182	$14.00
November 1 through
November 30, 2008	0	0.00
December 1 through
December 31, 2008	0	0.00
Total	2,182	$14.00

Stock Option Plans
October 1 through
October 31, 2008	0	$0.00
November 1 through
November 30, 2008	0	0.00
December 1 through
December 31, 2008	0	0.00
Total	0	$0.00

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock. Neither of the plans expired during this quarter. However, as of September 30, 2007, all shares under the 2003 plan had been repurchased. The table that follows provides additional information regarding those plans.

		Total Shares
	Total Shares	Repurchased
Announcement	Approved for	Under	Expiration
Date	Repurchase	The Plan	Date
01/25/2000	7,507,500	2,538,395	None
02/25/2003	2,243,715	2,243,715	Completed

Item 6. Selected Financial Data.
The information contained in Table 1 on page 7 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section, (pages 6 through 45) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference in response to this item.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations may be different from expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio and allowance for loan and lease losses; the ability of financial institutions to access sources of liquidity at a reasonable cost; the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates, technology changes; mergers and acquisitions; the effect of changes in accounting policies and practices; adverse changes in the securities markets; the cost and effects of litigation and of unexpected or adverse outcomes in such litigation; the ability to attract, motivate, and retain key executives and other key personnel; and First Financial’s success at managing the risks involved in the foregoing.

Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The information contained on pages 16 and 17 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of independent registered public accounting firm included on pages 20 through 44 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 45 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included on pages 20 and 21 in First Financial’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated herein by reference.

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

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of First Financial's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on June 15, 2009, and which is expected to be filed with the SEC on or about March 30, 2009, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s 2009 Proxy Statement), is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation.
The information appearing under "Meetings of the Board of Directors and Committees of the Board," "Executive Compensation," and "Compensation Committee Report" First Financial's 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" of First Financial's 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.
The information appearing in Note 16 of the Notes to Consolidated Financial Statements included on page 40 of First Financial's Annual Report to Shareholders is incorporated herein by reference in response to this item. Reference is also made to information appearing under “Transactions with Related Parties” of First Financial’s 2009 Proxy Statement in response to this item.

Item 14. Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm, Fees, and Engagement” of First Financial’s 2009 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of the Report:	Page*

Reports of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2008 and 2007	22

Consolidated Statements of Income for year ended December 31, 2008, 2007, and 2006	23

Consolidated Statements of Cash Flows for year ended December 31, 2008, 2007, and 2006	24

Consolidated Statements of Changes in Shareholders' Equity for year ended December 31, 2008, 2007, and 2006	25

Notes to Consolidated Financial Statements	26

(2) Financial Statement Schedules:

Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

_____________________________________________________________________________________
*The page numbers indicated refer to pages of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2008 which are incorporated herein by reference.

(3)   Exhibits:

Exhibit Number
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

3.2
Certificate of Amendment by the Board of Directors to the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008, and incorporated herein by reference).

3.3
Certificate of Amendment by Shareholders to the Amended and Restated Articles of Incorporation (filed as Exhibit 4.2 to the Form S-3 filed on January 21, 2009, and incorporated herein by reference, Registration No. 333-156841).

3.4	Amended and Restated Regulations, as amended as of May 1, 2007 (filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

4.1
Letter Agreement, dated as of December 23, 2008, between the Registrant and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2008, and incorporated herein by reference).

4.2	Warrant to Purchase up to 930,233 shares of Common Stock dated as of December 23, 2008 (filed as Exhibit 4.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

4.3	Form of Series A Preferred Stock Certificate dated as of December 23, 2008 (filed as Exhibit 4.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

4.4
No instruments defining the rights of holders of long-term debt of First Financial are filed herewith. Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1
Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000 (filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.2
Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003 (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.3	First Financial Bancorp. 1991 Stock Incentive Plan, dated September 24, 1991 (incorporated herein by reference to a Registration Statement on Form S-8, Registration No. 33-46819).*

10.4	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 (incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-25745).

10.5
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781).*

10.6
First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2006 (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.7
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.8	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.9	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as t 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13	Form of Agreement for Restricted Stock Awards (2005-2007) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.14
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006. File No. 000-12379.*

10.15	First Financial Bancorp. Amended and Restated Severance Pay Plan as approved April 28, 2008 (filed as Exhibit 10.19 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.16	Terms of First Financial Bancorp. Short-Term Incentive Plan (2007) (incorporated herein by reference to the Form 8-K filed on May 4, 2007).*

10.17
First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008 (filed as Exhibit 10.21 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.18	Form of Agreement for Restricted Stock Award (2008) (filed as Exhibit 10.22 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.19	Long-Term Incentive Plan Grant Design (2008) (filed as Exhibit 10.23 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.20	Short-Term Incentive Plan Design (2008) (filed as Exhibit 10.24 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.21
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between First Financial and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

10.22
Form of Waiver, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.23
Form of Letter Agreement, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.3 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards.*

10.25	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards.*

10.26	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards.*

13	Registrant's annual report to shareholders for the year ended December 31, 2008.

14
First Financial Bancorp. Code of Business Conduct and Ethics, as approved January 23, 2007 (filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

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

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs. Unless as otherwise, noted documents, those documents incorporated by reference involve File No. 000-12379.

* Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director President & Chief Executive Officer

Date	2/25/09

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ J. Franklin Hall
Claude E. Davis, Director President & Chief Executive Officer		J. Franklin Hall, Executive Vice President & Chief Financial Officer

Date	2/25/09	Date	2/25/09

/s/ Barry S. Porter		/s/ Anthony M. Stollings
Barry S. Porter, Director Chairman of the Board		Anthony M. Stollings, Senior Vice President, Chief Accounting Officer, & Controller

Date	2/25/09	Date	2/25/09

/s/ J. Wickliffe Ach		/s/ Donald M. Cisle
J. Wickliffe Ach, Director		Donald M. Cisle, Director

Date	2/25/09	Date	2/25/09

/s/ Mark A. Collar		/s/ Corinne R. Finnerty
Mark A. Collar, Director		Corinne R. Finnerty, Director

Date	2/25/09	Date	2/25/09

/s/ Murph Knapke		/s/ Susan L. Knust
Murph Knapke, Director		Susan L. Knust, Director

Date	2/25/09	Date	2/25/09

/s/ William J. Kramer		/s/ Richard E. Olszewski
William J. Kramer, Director		Richard E. Olszewski, Director

Date	2/25/09	Date	2/25/09