Form 10-Q
period 2009-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2009-05-01
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2009
Common stock, No par value	37,433,232

FIRST FINANCIAL BANCORP.

INDEX

Page No.

Part I-FINANCIAL INFORMATION

Item 1-Financial Statements

Consolidated Balance Sheets -
March 31, 2009 and December 31, 2008	1

Consolidated Statements of Income -
Three Months Ended March 31, 2009 and 2008	2

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2009 and 2008	3

Consolidated Statements of Changes in Shareholders’ Equity -
Three Months Ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3-Quantitative and Qualitative Disclosures about Market Risk	31

Item 4-Controls and Procedures	32

Part II-OTHER INFORMATION

Item 1A-Risk Factors	33

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6-Exhibits	35

Signatures	38

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$79,563	$100,935
Federal funds sold	0	0
Investment securities trading	72	61
Investment securities available-for-sale, at market value
(cost $716,266 at March 31, 2009 and $648,845 at December 31, 2008)	732,868	659,756
Investment securities held-to-maturity
(market value $4,883 at March 31, 2009 and $5,135 at December 31, 2008)	4,701	4,966
Other investments	27,976	27,976
Loans held for sale	6,342	3,854
Loans:
Commercial	850,111	807,720
Real estate - construction	251,115	232,989
Real estate - commercial	859,303	846,673
Real estate - residential	360,013	383,599
Installment	91,767	98,581
Home equity	298,000	286,110
Credit card	26,191	27,538
Lease financing	45	50
Total loans	2,736,545	2,683,260
Less:
Allowance for loan and lease losses	36,437	35,873
Net loans	2,700,108	2,647,387
Premises and equipment, net	85,385	84,105
Goodwill	28,261	28,261
Other intangibles	500	1,002
Accrued interest and other assets	143,420	140,839
TOTAL ASSETS	$3,809,196	$3,699,142

LIABILITIES
Deposits:
Interest-bearing	$622,263	$636,945
Savings	705,229	583,081
Time	1,137,398	1,150,208
Total interest-bearing deposits	2,464,890	2,370,234
Noninterest-bearing	427,068	413,283
Total deposits	2,891,958	2,783,517
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	162,549	147,533
Federal Home Loan Bank	160,000	150,000
Other	40,000	57,000
Total short-term borrowings	362,549	354,533
Long-term debt	136,832	148,164
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	43,477	43,981
TOTAL LIABILITIES	3,455,436	3,350,815

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value
Authorized – 80,000 shares
Outstanding – 80,000 shares in 2009	78,075	78,019
Common stock - no par value
Authorized - 160,000,000 shares
Issued - 48,558,614 shares in 2009 and 2008	394,887	394,169
Retained earnings	77,695	76,339
Accumulated other comprehensive loss	(8,564)	(11,905)
Treasury Stock, at cost 11,084,192 shares in 2009 and 11,077,413 shares in 2008	(188,333)	(188,295)
TOTAL SHAREHOLDERS' EQUITY	353,760	348,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,809,196	$3,699,142
See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Interest income
Loans, including fees	$33,657	$42,721
Investment securities
Taxable	8,690	3,521
Tax-exempt	434	791
Total investment securities interest	9,124	4,312
Federal funds sold	0	565
Total interest income	42,781	47,598
Interest expense
Deposits	9,803	17,739
Short-term borrowings	507	792
Long-term borrowings	1,306	406
Subordinated debentures and capital securities	237	412
Total interest expense	11,853	19,349
Net interest income	30,928	28,249
Provision for loan and lease losses	4,259	3,223
Net interest income after provision for loan and lease losses	26,669	25,026

Noninterest income
Service charges on deposit accounts	4,079	4,607
Trust and wealth management fees	3,289	4,622
Bankcard income	1,291	1,298
Net gains from sales of loans	384	219
Gain on sale of investment securities	0	1,585
Other	2,990	2,544
Total noninterest income	12,033	14,875

Noninterest expenses
Salaries and employee benefits	17,653	17,073
Net occupancy	2,817	2,952
Furniture and equipment	1,802	1,653
Data processing	818	793
Marketing	640	517
Communication	671	805
Professional services	953	761
State intangible tax	668	686
Other	3,912	3,780
Total noninterest expenses	29,934	29,020
Income before income taxes	8,768	10,881
Income tax expense	3,033	3,543
Net income	5,735	7,338
Dividends on preferred stock	578	0
Net income available to common shareholders	$5,157	$7,338

Net earnings per common share - basic	$0.14	$0.20
Net earnings per common share - diluted	$0.14	$0.20
Cash dividends declared per common share	$0.10	$0.17
Average basic shares outstanding	37,142,531	37,066,754
Average diluted shares outstanding	37,840,954	37,431,918

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,

	2009	2008
Operating activities
Net income	$5,735	$7,338
Adjustments to reconcile net cash provided by operating activities
Provision for loan and lease losses	4,259	3,223
Depreciation and amortization	1,910	1,824
Stock-based compensation expense	782	159
Pension expense	630	336
Net amortization of premiums and accretion of discounts on investment securities	303	39
Gains on sales of investment securities	0	(1,585)
Gain on trading assets	(11)	0
Originations of loans held for sale	(43,998)	(26,603)
Net gains from sales of loans held for sale	(384)	(219)
Proceeds from sales of loans held for sale	41,842	24,261
Deferred income taxes	0	(750)
Decrease in interest receivable	267	2,738
Decrease in cash surrender value of life insurance	119	1,022
Increase in prepaid expenses	(1,080)	(704)
Decrease in accrued expenses	(416)	(1,572)
Decrease in interest payable	(546)	(592)
Other	(2,004)	(3,454)
Net cash provided by operating activities	7,408	5,461

Investing activities
Proceeds from sales of securities available for sale	29	1,124
Proceeds from calls, paydowns, and maturities of securities available-for-sale	45,177	14,224
Purchases of securities available-for-sale	(112,931)	(32,440)
Proceeds from calls, paydowns, and maturities of securities held-to-maturity	265	225
Net decrease (increase) in federal funds sold	0	104,047
Net increase in loans and leases	(57,701)	(18,940)
Proceeds from disposal of other real estate owned	1,236	278
Purchases of premises and equipment	(2,996)	(1,402)
Net cash (used in) provided by investing activities	(126,921)	67,116

Financing activities
Net increase (decrease) in total deposits	108,441	(55,213)
Net increase (decrease) in short-term borrowings	8,016	(11,469)
Payments on long-term borrowings	(11,332)	(3,516)
Cash dividends paid	(6,950)	(6,352)
Excess tax benefit on share-based compensation	(34)	(5)
Net cash provided by (used in) financing activities	98,141	(76,555)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(21,372)	(3,978)
Cash and cash equivalents at beginning of period	100,935	106,224
Cash and cash equivalents at end of period	$79,563	$102,246

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated Other
	Stock	Stock	Stock	Stock	Retained	Comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total

			(Dollars in thousands, except share amounts)
Balance at December 31, 2007	0	$0	48,558,614	$391,962	$82,093	$(7,127)	(11,190,806)	$(190,345)	$276,583
Cumulative adjustment for accounting changes:
Fair value option					(750)	750			0
Issue No. EITF 06-4					(2,499)				(2,499)
Net income					7,338				7,338
Net unrealized holding losses on securities available for sale arising during the period						2,496			2,496
SFAS No. 158 adjustment						81			81
Total comprehensive income									9,915
Cash dividends declared
Common stock at $0.17 per share					(6,364)				(6,364)
Excess tax liability on share-based compensation				(5)					(5)
Restricted stock awards, net				(2,130)			120,421	2,110	(20)
Share-based compensation expense				159					159
Balances at March 31, 2008	0	0	48,558,614	389,986	79,818	(3,800)	(11,070,385)	(188,235)	277,769
Balances at December 31, 2008	80,000	78,019	48,558,614	394,169	76,339	(11,905)	(11,077,413)	(188,295)	348,327
Net income					5,735				5,735
Net unrealized holding losses on securities available for sale arising during the period						3,619			3,619
SFAS No. 158 adjustment						180			180
Unrealized loss on derivatives						(458)			(458)
Total comprehensive income									9,076
Cash dividends declared
Common stock at $0.10 per share					(3,745)				(3,745)
Preferred stock					(578)				(578)
Discount on preferred stock		56			(56)				0
Excess tax liability on share-based compensation				(34)					(34)
Restricted stock awards, net				(30)			(6,779)	(38)	(68)
Share-based compensation expense				782					782
Balances at March 31, 2009	80,000	$78,075	48,558,614	$394,887	$77,695	$(8,564)	(11,084,192)	$(188,333)	$353,760

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008. These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under U.S. generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Consolidated Balance Sheet as of December 31, 2008, has been derived from the audited financial statements in the company’s 2008 Form 10-K.

NOTE 2: RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2009, First Financial adopted SFAS No. 141(R), “Business Combinations.” This statement significantly changes how business acquisitions are accounted for, continuing the transition to fair value measurement, and will impact financial statements both on the acquisition date and in subsequent periods. This statement requires the acquirer to recognize assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. SFAS No. 141(R) changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price, and preacquisition contingencies associated with acquired assets and liabilities. In addition, SFAS No. 141(R) requires enhanced disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) has had no impact on First Financial to date.

Effective January 1, 2009, First Financial adopted SFAS No. 160, “Noncontrolling Interests in Financial Statements.” This statement changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests. All other requirements of SFAS No. 160 are required to be applied prospectively. First Financial has no existing consolidated minority interests and management does not anticipate this will occur in the future; therefore, SFAS No. 160 has had no impact on First Financial to date.

Effective January 1, 2009, First Financial adopted FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This position applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with the initial transfer. This position presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under FASB Statement No. 140. Staff Position No. FAS 140-3 has had no impact on First Financial to date.

Effective January 1, 2009, First Financial adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to help investors better understand how derivative instruments and hedging activities impact an entity’s financial condition, financial performance, and cash flows through enhanced disclosure requirements. For further detail on First Financial’s derivative instruments and hedging activities, see Note 5 – Derivatives.

In April of 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments.” This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. First Financial is evaluating the enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Consolidated Financial Statements. First Financial will adopt Staff Position No. FAS 107-1 for the period ending June 30, 2009.

In April of 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This position revised the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. Staff Position No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. First Financial is evaluating the revised guidance and enhanced disclosure requirements around other than temporary impairment and does not anticipate a material impact on the Consolidated Financial Statements. First Financial will adopt Staff Position No. FAS 115-2 for the period ending June 30, 2009.

In April of 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This position provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. Staff Position No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. First Financial is evaluating the revised guidance and enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Consolidated Financial Statements. First Financial will adopt Staff Position No. FAS 157-4 for the period ending June 30, 2009.

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

First Financial’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for standby letters of credit, and commitments outstanding to exten credit, is represented by the contractual amounts of those instruments. First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party. First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services. The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party. First Financial has issued standby letters of credit aggregating $22.2 million and $22.5 million at March 31, 2009, and December 31, 2008, respectively.

Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Financial evaluates each client’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. First

Financial had commitments outstanding to extend credit totaling $774.2 million and $767.3 million at March 31, 2009, and December 31, 2008, respectively. Management does not anticipate any material losses as a result of these commitments.

NOTE 4: INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2009 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$39,980	$1,554	$0	$41,534
Mortgage-backed securities	177	1	0	178	643,438	15,587	(273)	658,752
Obligations of state and other political subdivisions	4,524	181	0	4,705	28,641	444	(252)	28,833
Other securities	0	0	0	0	4,207	69	(527)	3,749
Total	$4,701	$182	$0	$4,883	$716,266	$17,654	$(1,052)	$732,868

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$44,951	$1,731	$0	$46,682
Mortgage-backed securities	190	0	(1)	189	563,341	9,640	(465)	572,516
Obligations of state and other political subdivisions	4,776	170	0	4,946	35,992	461	(301)	36,152
Other securities	0	0	0	0	4,561	73	(228)	4,406
Total	$4,966	$170	$(1)	$5,135	$648,845	$11,905	$(994)	$659,756

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

First Financial had trading securities with a fair value of $0.1 million at March 31, 2009 and December 31, 2008, and $3.8 million at March 31, 2008. For further detail on the fair value of investment securities, see Note 11 – Fair Value Disclosures.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability (dollars in $000’s):

	March 31, 2009			December 31, 2008			March 31, 2008
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$366,864	$-	$366,864	$283,419	$-	$283,419	$150,567	$-	$150,567
Other long-term debt	-	20,000	20,000	-	-	-	-	-	-
Total notional value	$366,864	$20,000	$386,864	$283,419	$-	$283,419	$150,567	$-	$150,567

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 10 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At March 31, 2009, the company had a total counterparty notional amount outstanding of approximately $215.5 million, spread among six counterparties, with an outstanding liability from these contracts of $18.6 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position. Derivative collateral balances were $11.4 million, $12.1 million, and $3.7 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

		March 31, 2009			December 31, 2008			March 31, 2008
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$24,108	-	$(3,057)	$24,703	$2	$(3,339)	$27,800	$1	$(1,941)
Matched interest rate swaps with borrower	Accrued interest and other assets	171,378	$15,024	-	129,358	15,074	-	61,384	5,029	-
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	171,378	-	(14,718)	129,358	-	(15,020)	61,384	-	$(5,029)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive loss	20,000	-	(533)	-	-	-	-	-	-
TOTAL		$386,864	$15,024	$(18,308)	$283,419	$15,076	$(18,359)	$150,567	$5,031	$(6,970)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2009 (dollars in $000’s):

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$24,108	6.6	$(3,057)	2.66%	6.83%
Receive fixed, matched interest rate swaps with borrowers	171,378	5.7	15,024	6.46%	2.87%
Pay fixed, matched interest rate swaps with counterparty	171,378	5.7	(14,718)	2.87%	6.46%
Total asset conversion swaps	$366,864	5.8	$(2,751)	4.57%	4.88%

Liability conversion swaps
Trust Preferred Swap	$20,000	10.0	$(533)	4.33%	6.20%
Total liability conversion swaps	$20,000	10.0	$(533)	4.33%	6.20%

Total swap portfolio	$386,864	6.0	$(3,284)	4.55%	4.96%

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

Fair Value Hedges - First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time. The fair value hedge swap agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount. This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item. Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income. All of First Financial’s fair value hedges are considered effective.

(dollars in $000’s)
		Increase (decrease) to Interest Income
Derivatives in fair value	Location of change in fair value	March 31,	December 31,	March 31,
hedging relationships	recognized in earnings on derivative	2009	2008	2008
Interest Rate Contracts
Loans	Interest Income - Loans	$(252)	$(123)	$(67)
Total		$(252)	$(123)	$(67)

Cash Flow Hedges – First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense. The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets. Changes in the fair value of the interest rate swap are included in accumulated comprehensive income (loss). Derivative gains and losses not considered effective in hedging the cash flows related to the underlying loans, if any, would be recognized immediately in income. All of First Financial’s cash flow hedges are considered effective.

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities based on the London Inter-Bank Offered Rate (LIBOR). The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years. The net interest receivable or payable on the trust preferred interest rate swap is accrued and recognized as an adjustment to interest expense. The fair value of the trust preferred interest rate swap is included in accrued interest and other assets or liabilities on the Consolidated Balance Sheets. Changes in the fair value of the trust preferred interest rate swap are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Derivative gains and losses not considered effective in hedging the cash flows related to these securities, if any, will be recognized immediately in income.

(dollars in $000’s)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)			Location of gain or(loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
Derivatives in cash flow	March 31,	December 31,	March 31,	accumulated OCI into	March 31,	December 31,	March 31,
hedging relationships	2009	2008	2008	earnings (effective portion)	2009	2008	2008
Interest Rate Contracts
Other long-term debt	$(339)	$-	$-	Interest Expense - Other long-term debt	$-	$-	$-
Total	$(339)	$-	$-		$-	$-	$-

First Financial expects approximately $0.2 million of the unrecognized losses on cash flow hedges, net of taxes, at March 31, 2009 to be reclassified into earnings within the next 12 months.

NOTE 6: LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of Federal Home Loan Bank (FHLB) long-term advances and repurchase agreements utilizing investment securities as pledged collateral. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. During the third quarter of 2008, First Financial executed $115 million of these term debt instruments utilizing a combination of its funding sources from the pledging of $65.0 million of investment securities and the $50.0 million borrowing from the FHLB. The $115 million of borrowings have multiple maturities between two and three years and a weighted average rate of 3.63%. Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.

NOTE 7: OTHER LONG-TERM DEBT
Other long-term debt on the Consolidated Balance Sheets consists of junior subordinated debentures owed to unconsolidated subsidiary trusts. Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II).

The debentures issued in 2003 were eligible for early redemption by First Financial in September of 2008. First Financial did not elect to redeem early, but under the terms of the agreement may redeem the securities on any interest payment date after September of 2008, with a final maturity in 2033.

First Financial owns 100% of the common equity of the remaining trust, Trust II. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month London Inter-Bank Offered Rate (LIBOR). During the first quarter of 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on the $20.0 million of floating rate trust preferred securities. The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years. The net interest receivable or payable on the trust preferred interest rate swap will be accrued and recognized as an adjustment to interest expense. For further information on this cash flow hedge, see Note 5.

First Financial has the option to defer interest for up to five years on the debentures. However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debenture qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $69.7 million in additional qualifying debentures under these guidelines.

(dollars in $000’s)	Amount	Debt Rate	Derivative Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	4.33%	6.20%	09/30/2033

NOTE 8: ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Balance at beginning of period	$35,873	$30,353	$29,580	$29,718	$29,057
Provision for loan losses	4,259	10,475	3,219	2,493	3,223
Loans charged off	(4,060)	(5,403)	(2,936)	(3,195)	(3,103)
Recoveries	365	448	490	564	541
Balance at end of period	$36,437	$35,873	$30,353	$29,580	$29,718

Allowance for loan and lease losses to total ending loans	1.33%	1.34%	1.14%	1.11%	1.14%

The allowance for loan and lease losses related to loans that are identified as impaired, as defined by SFAS No. 114 and amended by SFAS No. 118, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Interest income for impaired loans is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Impaired loans requiring a valuation	$7,137	$1,472	$5,642	$5,209	$5,117
Impaired loans not requiring a valuation	17,554	16,509	8,188	9,603	9,574
Total impaired loans	$24,691	$17,981	$13,830	$14,812	$14,691
Valuation allowance	$3,024	$864	$2,322	$2,106	$2,032
Average impaired loans for the period	$21,336	$15,906	$14,321	$14,752	$14,402
Interest income included in revenue	$12	$216	$182	$140	$31

NOTE 9: INCOME TAXES
First Financial’s effective tax rate for the first quarter of 2009 was 34.6%, compared to 32.6% for the first quarter of 2008. The increase in the 2009 effective tax rate is primarily due to reduced tax-exempt investment interest and reduced bank-owned life insurance income.

At March 31, 2009, and December 31, 2008, First Financial had no FIN 48 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana.  First Financial’s income tax returns are subject to review and examination by federal, state, and local government authorities.  The calendar years through 2004 have been reviewed and closed by the Internal Revenue Service.  First Financial was notified during the first quarter of 2009 that the Internal Revenue Service will commence a routine examination of the income tax return for the calendar year 2007.  The company cannot at this time make an assessment of the outcome of this examination.  The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding examination matters.

NOTE 10: EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees. First Financial uses a December 31 measurement date for its defined benefit pension plan.

In April of 2009, due to the unfunded pension obligation resulting from the significant decline in equity market values, First Financial contributed $30.8 million to its defined benefit pension plan. The impact from this cash contribution is not reflected in the tables below, but will be reflected in future periods. First Financial does not expect to make additional contributions to the plan the remainder of 2009.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income (dollars in $000’s).

	Three months ended
	March 31,
	2009	2008

Service cost	$590	$590
Interest cost	675	643
Expected return on plan assets	(918)	(1,024)
Amortization of transition asset	0	(9)
Amortization of prior service cost	(105)	(106)
Amortization of actuarial loss	388	242
Net periodic benefit cost	$630	$336

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
	2009	2008

Net actuarial loss	$388	$242
Net prior service (credit) cost	(105)	(106)
Net transition asset	0	(9)
Deferred tax assets	(103)	(46)
Net amount recognized	$180	$81

NOTE 11: FAIR VALUE DISCLOSURES

Fair Value Option

The following table summarizes the impact on First Financial’s Consolidated Balance Sheets of adopting the fair value option (FVO) for equity securities of government sponsored entities, specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares with an original cost basis of $5.0 million, due to market volatility. Amounts shown represent the carrying value of the affected investment security categories before and after the change in accounting resulting from the adoption of SFAS No. 159 (dollars in $000’s).

	Jan. 1, 2008 Balance Sheet Prior to Adoption	Adoption Impact	Jan. 1, 2008 Balance Sheet After Adoption

Trading investment securities	$0	$3,799	$3,799
Available-for-sale investment securities	306,928	(3,799)	303,129
Accumulated comprehensive income (loss)	(7,127)	750	(6,377)
Cumulative effect of adoption of the FVO – charge to retained earnings (1)		$750

Retained earnings	$82,093	$(750)	$81,343

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

At March 31, 2009, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $0.1 million, a decrease of approximately $3.7 million from the fair value of the equity securities at January 1, 2008. Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.

Future changes will be recorded similarly. There were no purchases or sales of these or similar investment securities during 2009.

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

First Financial utilizes information provided by a third party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of SFAS No. 157. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from third party vendors, along with internally developed matrix pricing models and assistance from the provider’s internal fixed income analysts and trading desk.  The portfolio manager’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services.  These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed, and where appropriate, securities are repriced.  In the event of a materially different price, the portfolio manager will report the variance to the third party vendor as a “price challenge”, and review the pricing methodology in detail.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

Derivatives – First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs and also to achieve First Financial’s desired interest rate risk profile at the time.  The net interest receivable or payable is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  First Financial utilizes third-party vendors for derivative valuation purposes.  These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves.  The discounted net present value calculated represents the cost to terminate the swap if First Financial should choose to do so on the applicable measurement date (Level 2).  Additionally, First Financial utilizes a vendor developed, proprietary model to value the credit risk component of both the derivative assets and liabilities.  The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the applicable measurement date (Level 3).

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities at
	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value
Assets
Trading investment securities (2)	$72	$0	$0	$0	$72
Derivatives	0	15,024	0	(14,718)	306
Available-for-sale investment securities	137	732,731	0	0	732,868
Total	$209	$747,755	$0	$(14,718)	$733,246

Liabilities
Derivatives	$0	$18,614	$(306)	$(14,718)	$3,590

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2) Amount represents an item for which First Financial elected the fair value option under SFAS No. 159.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-Date
	Level 1	Level 2	Level 3	Gains (Losses)

Assets
Loans held for sale	$0	$6,342	$0	$0
Impaired loans (1)	0	3,439	195	0

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

NOTE 12:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  Disclosure of the related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) for the three months ended March 31 were as follows (dollars in $000’s):

	Transactions			Balances
	Pre-tax	Tax-effect	Net of tax	Net of tax
March 31, 2009
Unrealized gain on securities available-for-sale	$5,690	$(2,071)	$3,619	$10,558
Unrealized loss on derivatives	(720)	262	(458)	311
Unfunded pension obligation	283	(103)	180	(19,433)
Total	$5,253	$(1,912)	$3,341	$(8,564)

March 31, 2008
Cumulative adjustment for accounting change-fair value option	$1,181	$(431)	$750	$3,574
Unrealized gain on securities available-for-sale	3,930	(1,434)	2,496	0
Unfunded pension obligation	127	(46)	81	(7,374)
Total	$5,238	$(1,911)	$3,327	$(3,800)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in $000’s, except per share data):

	Three months ended
	March 31,
	2009	2008
Numerator for basic and diluted earnings per share -
income available to common shareholders:
Net income	$5,735	$7,338
Dividends on preferred stock	578	0
Income available to common shareholders:	$5,157	$7,338

Denominator for basic earnings per
share - weighted average shares	37,142,531	37,066,754

Effect of dilutive securities —
Employee stock awards	698,423	365,164
Warrants	0	0
Denominator for diluted earnings per share
adjusted weighted average shares	37,840,954	37,431,918

Earnings per share available to common shareholders
Basic	$0.14	$0.20
Diluted	$0.14	$0.20

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 3,340,006 and 2,039,662 at March 31, 2009 and 2008, respectively.  The out-of-the-money warrant to purchase common stock of 930,233 was also outstanding at March 31, 2009.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, and Kentucky through its full-service banking centers.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life.  To help achieve its goals of superior service to an increasing number of clients, First Financial opened two new banking centers in its metropolitan markets in 2008, including a new market headquarters for its Dayton-Middletown metropolitan market and a new banking center in Crown Point, Indiana.  Additionally First Financial added a commercial lending team in the Indianapolis metropolitan market.  During the first quarter of 2009, First Financial opened a new banking center in Cincinnati, Ohio.  First Financial intends to concentrate future growth plans and capital investments in its metropolitan markets.  Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of First Financial’s funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

First Financial has 82 offices serving nine distinct markets.  The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.

OVERVIEW OF OPERATIONS
Net income for the first quarter of 2009 was $5.7 million while net income available to common shareholders was $5.2 million or $0.14 in diluted earnings per share.  Net income for the first quarter of 2008 was $7.3 million or $0.20 in diluted earnings per share.  Net income available to common shareholders reflects net income, less dividends paid to the U.S. Treasury on its $80 million investment in First Financial perpetual preferred securities that were issued as part of the Treasury’s Capital Purchase Program.  The pro-rated dividends paid on these preferred securities for the period ending February 15, 2009, were $0.6 million.  Future quarterly dividends will reflect a full calendar quarter and be in the amount of $1.0 million.

Net income available to common shareholders declined $2.2 million in the first quarter of 2009 when compared to the same quarter in 2008, primarily due to decreased noninterest income of $2.8 million, increased provision for loan and lease losses of $1.0 million, and increased noninterest expense of $0.9 million offset by increases in net interest income of $2.7 million and decreases in taxes of $0.5 million.

Net income available to common shareholders for the first quarter of 2009 compared to the fourth quarter of 2008 increased $3.1 million due to the pre-tax decrease in the provision for loan and lease losses of $6.2 million.

Return on average assets for the first quarter of 2009 was 0.62% compared to 0.89% for the comparable period in 2008 and 0.23% for the linked-quarter (first quarter of 2009 compared to the fourth quarter of 2008).  Return on average shareholders’ equity for the first quarter of 2009 was 6.63% compared to 10.66% for the comparable period in 2008 and 2.89% for the linked-quarter.

A detailed discussion of the first quarter of 2009 results of operations follows.

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

	Three Months Ended
(dollars in $000’s)	March 31,
	2009	2008
Net interest income	$30,928	$28,249
Tax equivalent adjustment	363	514
Net interest income - tax equivalent	$31,291	$28,763

Average earning assets	$3,475,354	$3,005,835

Net interest margin *	3.61%	3.78%
Net interest margin (fully tax equivalent) *	3.65%	3.85%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income in the first quarter of 2009 was $30.9 million compared to $28.2 million in the first quarter of 2008 and $30.1 million in the fourth quarter of 2008.  These increases were due to higher balances in both end-of-period and average total loans primarily driven by higher commercial lending volume and growth in the investment portfolio.

First quarter of 2009 net interest margin of 3.61% decreased 17 basis points from 3.78% for the first quarter of 2008 and 6 basis points from the fourth quarter of 2008. The decline in net interest margin is primarily due to the impact of lower overall market interest rates on loan yields.

First quarter 2009 end-of-period and average total deposits increased from the fourth quarter of 2008 as a result of growth in lower-cost transaction deposit accounts, particularly commercial balances. The continued transition in the deposit mix from higher-cost certificates of deposits to lower-cost transaction-based accounts, combined with higher average earning asset balances and a lower cost of short-term funding had a positive impact on the net interest margin during the quarter, but was more than offset by the previously mentioned impact from lower yielding loans.

On a tax equivalent basis, the first quarter of 2009 net interest margin of 3.65% decreased 20 basis points from 3.85% for the first quarter of 2008 and 6 basis points from the fourth quarter of 2008.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2009			December 31, 2008			March 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$0	$0	0.00%	$1,737	$6	1.37%	$65,799	$565	3.45%
Investment securities	758,257	9,124	4.88%	574,893	7,216	4.99%	343,553	4,312	5.05%
Loans (1):
Commercial loans	825,399	8,914	4.38%	809,869	10,439	5.13%	781,358	12,945	6.66%
Real estate – construction	242,750	2,225	3.72%	220,839	2,695	4.85%	162,008	2,474	6.14%
Real estate – commercial	858,403	11,938	5.64%	830,121	12,733	6.10%	708,779	11,975	6.80%
Real estate – residential	377,938	5,163	5.54%	419,375	5,811	5.51%	533,689	7,577	5.71%
Installment	94,881	1,573	6.72%	102,814	1,738	6.72%	132,876	2,222	6.73%
Home equity	291,038	2,855	3.98%	280,900	3,398	4.81%	251,706	4,308	6.88%
Credit card	26,641	615	9.36%	26,902	648	9.58%	25,745	712	11.12%
Lease financing	47	1	8.63%	75	1	5.30%	322	7	8.74%
Loan fees		373			401			501
Total loans	2,717,097	33,657	5.02%	2,690,895	37,864	5.60%	2,596,483	42,721	6.62%
Total earning assets	3,475,354	42,781	4.99%	3,267,525	45,086	5.49%	3,005,835	47,598	6.37%

Nonearning Assets
Cash and due from banks	85,650			87,307			86,879
Allowance for loan and lease losses	(37,189)			(29,710)			(28,860)
Premises and equipment	84,932			83,307			78,969
Other assets	168,763			157,622			155,840
Total assets	$3,777,510			$3,566,051			$3,298,663
Interest-bearing liabilities
Deposits:
Interest-bearing	$642,934	350	0.22%	$611,129	745	0.48%	$623,206	2,066	1.33%
Savings	620,509	347	0.23%	604,370	873	0.59%	610,449	2,208	1.45%
Time	1,142,257	9,106	3.23%	1,151,622	10,397	3.59%	1,219,373	13,465	4.44%

Short-term borrowings	401,830	507	0.51%	302,601	1,186	1.56%	93,029	792	3.42%
Long-term borrowings	164,978	1,543	3.79%	172,054	1,756	4.06%	64,870	818	5.07%
Total interest-bearing liabilities	2,972,508	11,853	1.62%	2,841,776	14,957	2.09%	2,610,927	19,349	2.98%

Noninterest-bearing liabilities and
shareholders’ equity
Noninterest-bearing demand	416,206			412,644			379,240
Other liabilities	37,939			25,049			31,681
Shareholders’ equity	350,857			286,582			276,815
Total liabilities and
shareholders’ equity	$3,777,510			$3,566,051			$3,298,663

Net interest income		$30,928			$30,129			$28,249

Net interest spread			3.37%			3.40%			3.39%
Contribution of noninterest-bearing sources of funds			0.24%			0.27%			0.39%
Net interest margin (2)			3.61%			3.67%			3.78%

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

	Changes for the Three Months Ended March 31
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(222)	$2,130	$1,908	$(157)	$4,969	$4,812
Federal funds sold	(6)	0	(6)	(565)	0	(565)
Gross loans (1)	(4,165)	(42)	(4,207)	(10,558)	1,494	(9,064)
Total earning assets	(4,393)	2,088	(2,305)	(11,280)	6,463	(4,817)
Interest-bearing liabilities
Total interest-bearing deposits	$(2,263)	$51	$(2,212)	$(7,743)	$(193)	$(7,936)
Borrowed funds
Short-term borrowings	(800)	121	(679)	(675)	390	(285)
Federal Home Loan Bank long-term debt	(10)	(79)	(89)	(6)	906	900
Other long-term debt	(121)	(3)	(124)	(175)	0	(175)
Total borrowed funds	(931)	39	(892)	(856)	1,296	440
Total interest-bearing liabilities	(3,194)	90	(3,104)	(8,599)	1,103	(7,496)
Net interest income (2)	$(1,199)	$1,998	$799	$(2,681)	$5,360	$2,679

(1) Loans held for sale and nonaccrual loans are both included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
First quarter 2009 noninterest income was $12.0 million, compared with $14.9 million in the first quarter of 2008, and $12.6 million in the fourth quarter of 2008.  First quarter 2009 results included a $0.6 million gain from the sale of the property and casualty liability portion of the company’s insurance business, prior to employee-related costs.  This transaction closed on March 31, 2009.  Noninterest income for the first quarter of 2008 included a $1.6 million gain associated with the partial redemption of Visa Inc. common shares.

First quarter 2009 noninterest income declined $2.8 million from the first quarter of 2008, and $0.6 million from the fourth quarter of 2008. Excluding the items mentioned above, first quarter 2009 noninterest income declined $1.8 million from the first quarter of 2008 and $1.2 million from the fourth quarter of 2008. The year-over-year and linked-quarter declines were primarily due to the impact of fewer days during the quarter, lower service charges on deposit accounts, particularly lower overdraft/non-sufficient funds fees, and decreases in bank card income and trust and wealth management fees.  These fee categories were negatively impacted by current economic conditions and their effect on consumer spending activity, as well as volatility in the investment and equity markets.  A decline in income from bank-owned life insurance, which was impacted by volatility in the fixed-income markets, also contributed to the linked-quarter and year-over-year declines in noninterest income.

The declines related to trust and wealth management fees are attributable to decreases in investment advisory and trust fees that are a result of lower asset valuations given overall market declines. Since June 30, 2008, assets under management by the company’s wealth management division have declined by approximately $472.9 million or 23.4% to $1.6 billion at March 31, 2009, primarily as a result of equity market value declines.

NONINTEREST EXPENSE
First quarter 2009 noninterest expense was $29.9 million, compared with $29.0 million in the first quarter of 2008, and $29.8 million in the fourth quarter of 2008.  First quarter 2009 noninterest expense, which includes severance payments of $0.2 million related to the previously mentioned sale of the property and casualty portion of the company’s insurance business, increased slightly over both the first and fourth quarters of 2008. The linked-quarter increase was primarily due to a $0.1 million increase in FDIC deposit insurance premiums, as well as seasonal expenditures related to payroll and benefit plans, offset by lower marketing costs. The year-over-year increase was a result of a $0.2 million increase in FDIC deposit insurance premiums and higher professional fees and medical and pension-related costs, as well as increased marketing costs that were primarily related to deposit gathering initiatives. The FDIC is currently evaluating further increases in deposit premiums for all participating institutions later in 2009, including a possible special assessment in the second or third quarter of the year.

INCOME TAXES
Income tax expense was $3.0 million and $3.5 million for the first quarters of 2009 and 2008, respectively. The effective taxes rates for the first quarters of 2009 and 2008 were 34.6% and 32.6%, respectively.  The increase in the 2009 effective tax rate is primarily due to reduced tax-exempt investment interest and reduced executive life insurance income.

ASSETS
The outlook for growth in commercial lending remains positive as the company expands its presence in new and existing markets. The 2008 opening of the Indianapolis office expands the company’s presence into a new metropolitan market not previously served. The newly opened business office and retail banking center in the Dayton, Ohio suburb of Kettering serves a market where the company has successfully continued to expand its retail banking and commercial lending presence over the past several years.

During late 2005 and early 2006, management made a number of strategic decisions to realign its balance sheet and change its lending focus.  These decisions included exiting indirect installment lending and no longer holding its residential real estate loan originations on the balance sheet.

Excluding loans held for sale of $5.1 million for the first quarter of 2009 and $3.1 million for the first quarter of 2008, average total loans increased $118.7 million or 4.6% from the first quarter of 2008.  Average commercial, commercial real estate, and construction loans increased $274.4 million or 16.6% from the first quarter of 2008.

Excluding loans held for sale of $5.1 million for the first quarter of 2009 and $1.9 million for the fourth quarter of 2008, average total loans increased $23.0 million or 3.4% on an annualized basis, from the fourth quarter of 2008.  Average commercial, commercial real estate, and construction loans increased $65.7 million or 14.1% on an annualized, from the fourth quarter of 2008.

In early 2008, First Financial began to increase the size of its investment portfolio. Since the end of the first quarter of 2008, the portfolio has grown approximately $380.7 million on a net basis. Approximately $112.9 million of securities were purchased during the first quarter of 2009. The portfolio selection criteria avoids securities that are backed by sub-prime assets and also those containing assets that would give rise to material geographic concentrations. At March 31, 2009, First Financial held approximately 86.6% of its available-for-sale securities in residential mortgage related investments, substantially all of which are held in highly-rated, agency-backed pass-through instruments, including collateralized mortgage obligations (CMOs). All CMOs held by First Financial are AAA rated by Standard & Poor’s Corporation or similar rating agencies, and First financial does not own any interest-only securities, principal-only securities, or other high risk securities.

Securities available-for-sale at March 31, 2009 totaled $732.9 million, compared with $345.1 million at March 31, 2008, and $659.8 million at December 31, 2008. The total investment portfolio represented 20.1% and 11.7% of total assets at March 31, 2009 and 2008, respectively, and 18.7% of total assets at December 31, 2008.

The company recorded, as a component of equity in accumulated other comprehensive income, unrealized after-tax gains on the investment portfolio of approximately $10.6 million at March 31, 2009, compared with $3.6 million at March 31, 2008, and $6.9 million at December 31, 2008.

DEPOSITS AND FUNDING
Average total deposits decreased $10.4 million, or 0.4% from the first quarter of 2008 to the first quarter of 2009. Average transaction and savings deposits increased $66.8 million, or 4.1%, while average time deposits declined $77.1 million, or 6.3%.

On a linked quarter basis, average total deposits increased $42.1 million, or 6.1% on an annualized basis.  Average transaction and savings deposits increased $51.5 million, or 12.6% on an annualized basis.  Average time deposits declined $9.4 million, or 3.2% on an annualized basis.

The decline in average total deposits from the first quarter of 2008 is attributable to a decrease in average total interest-bearing deposits primarily as the result of runoff of time deposits due to disciplined pricing coupled with the company’s strategy to generate lower-cost transaction-based accounts. The increase in average total deposits from the fourth quarter of 2008 is a result of recent deposit pricing strategies and other initiatives designed to grow and retain more transaction based retail and commercial deposits. Average commercial transaction deposits increased $36.6 million and average commercial time deposits increased $6.0 million from the fourth quarter 2008. The company continues to implement prudent pricing disciplines for all deposits.

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

First quarter 2009 nonperforming loans increased $6.7 million to $24.9 million or 0.91% of total loans, from $18.2 million or 0.68% of total loans in the fourth quarter of 2008. This increase was largely attributable to deterioration within the commercial lending portfolio; however, this deterioration was not specific to any industry or geographic concentration. While the overall credit quality of the commercial lending portfolio has remained strong throughout most of the economic downturn, late in the fourth quarter of 2008 and continuing into the first quarter of 2009, the company began to see a higher level of borrowers experiencing additional stress related to the prolonged weak economic conditions. During the fourth quarter of 2008, in anticipation of continued economic deterioration, the company increased the provision for credit losses, which significantly increased the allowance for loan and lease losses as a percent of period-end loans to 1.34% at December 31, 2008.

The provision for loan and lease losses for the first quarter of 2009 was $4.3 million compared to $3.2 million for the same period in 2008 and $10.5 million for the linked-quarter.  The first quarter 2009 provision expense, although down from the fourth quarter level, represented approximately 115% of first quarter 2009 total net charge-offs.  The allowance for loan and lease losses at March 31, 2009, was 2.4 times the first quarter annualized net charge-offs.  The allowance for loan and lease losses to period-end loans ratio was 1.33% as of March 31, 2009, compared to the March 31, 2008, and December 31, 2008, ratios of 1.14% and 1.34%, respectively.  First Financial’s allowance for loan and lease losses was $36.4 million at March 31, 2009, compared to $35.9 million at December 31, 2008, and $29.7 million at March 31, 2008.

The quarter’s higher level of nonperforming loans adversely impacted the company’s nonperforming loan coverage ratios for the first quarter of 2009. The allowance for loan and lease losses as a percent of nonaccrual and nonperforming loans was 147.6% and 146.4%, respectively, for the first quarter of 2009.  These ratios were 199.5% and 197.3% in the fourth quarter of 2008, and 202.3% and 194.8% in the first quarter of 2008.  Although the first quarter 2009 allowance for loan and lease losses as a percent of nonaccrual and nonperforming loans have decreased from prior periods, based on historical information available, the company believes that it continues to compare favorably with the industry and its peers on these ratios.  The company expects that the uncertain and challenging economic conditions are likely to continue to impact borrowers in all lending categories throughout the remainder of 2009, and possibly into 2010.  Assuming further decay in economic conditions over the next several quarters, First Financial would expect that its level of nonperforming assets would continue to increase.

Total loans 30 to 89 days past due at March 31, 2009 were $20.4 million, or 0.75% of period end loans, compared with $22.6 million, or 0.84% at December 31, 2008, and $20.3 million, or 0.78% at March 31, 2008. Management closely monitors these trends and ratios and currently considers the level of delinquent loans consistent with its expectation of the total loan portfolio’s behavior.

At March 31, 2009, the commercial real estate and real estate construction loan portfolio totaled $1.1 billion, or 40.6% of total loans, including $186.1 million or 6.8% of total loans for commercial real estate construction, and $65.0 million or 2.4% of total loans for residential construction, land acquisition, and development.

First Financial closely monitors the status of the $65.0 million in residential construction, land acquisition and development projects and works proactively with borrowers throughout all stages of the lending relationship. At March 31, 2009, there were no residential construction or land development loans in the nonperforming loan category. The company believes its internal lending policies, comprehensive underwriting standards, aggressive monitoring and frequent communication with borrowers are keys to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project, but cannot be assured that its efforts will be successful in this unique economic environment. Additionally, the Office of the Comptroller of the Currency has recently issued new regulatory guidance that is likely to change the manner in which these loans are evaluated for future performance.  The implementation of this new regulatory guidance may require us to classify a higher level of loans in this portfolio as substandard or nonperforming.

First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage.

In 2005, First Financial made the strategic decisions to discontinue the origination of residential real estate loans primarily for retention on its balance sheet and to exit its indirect installment lending.  As a result, the residential real estate and indirect installment portfolios have declined $299.1 million and $229.7 million, excluding the impact of loan sales, since that time.  In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell substantially all its future originations to a strategic partner.  Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.

First quarter of 2009 net charge-offs were $3.7 million, an annualized 55 basis points of average loans, compared to first quarter of 2008 net charge-offs of $2.6 million, an annualized 40 basis points of average loans, and fourth quarter of 2008 net charge-offs of $5.0 million, an annualized 73 basis points of average loans.  First quarter 2009 net charge-offs included a $1.1 million charge-off of a single commercial credit related to a borrower in the hotel industry.

The allowance for loan and lease losses increased approximately $0.6 million from the fourth quarter 2008 level. Maintaining a higher level of reserves reflects the company’s expectations of a continuing decline in economic conditions and the uncertainty surrounding the timing of an economic recovery. The allowance for loan and lease losses as a percent of period-end loans is based on the estimated potential losses inherent in the loan portfolio in today’s economic environment. The company believes that the $36.4 million allowance for loan and lease losses at March 31, 2009 or 1.33% of period end loans is adequate to absorb probable credit losses inherent in its lending portfolio.

The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$35,873	$30,353	$29,580	$29,718	$29,057
Provision for loan losses	4,259	10,475	3,219	2,493	3,223
Gross charge-offs
Commercial	2,521	2,168	1,568	946	545
Real estate - construction	0	0	0	0	0
Real estate - commercial	382	2,083	48	589	806
Real estate - residential	231	47	335	227	39
Installment	400	493	424	482	564
Home equity	218	238	135	525	651
All other	308	374	426	426	498
Total gross charge-offs	4,060	5,403	2,936	3,195	3,103
Recoveries
Commercial	60	165	179	166	144
Real estate - construction	0	0	0	0	0
Real estate - commercial	16	40	37	19	3
Real estate - residential	2	5	4	5	11
Installment	254	189	225	246	315
Home equity	0	0	0	30	0
All other	33	49	45	98	68
Total recoveries	365	448	490	564	541
Total net charge-offs	3,695	4,955	2,446	2,631	2,562
Ending allowance for loan losses	$36,437	$35,873	$30,353	$29,580	$29,718

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	1.21%	0.98%	0.67%	0.39%	0.21%
Real estate - construction	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate - commercial	0.17%	0.98%	0.01%	0.31%	0.46%
Real estate - residential	0.25%	0.04%	0.27%	0.18%	0.02%
Installment	0.62%	1.18%	0.71%	0.78%	0.75%
Home equity	0.30%	0.34%	0.20%	0.77%	1.04%
All other	4.18%	4.79%	5.66%	5.03%	6.63%
Total net charge-offs	0.55%	0.73%	0.36%	0.40%	0.40%

While First Financial’s credit quality trends have experienced some deterioration over the past several quarters, the company believes it is well-positioned to handle the challenging economic environment and avoid many of the troublesome areas facing the financial services industry.  However, the possibility exists that the company could experience higher credit costs over the next several quarters.

NONPERFORMING/UNDERPERFORMING ASSETS
The ratio of nonperforming loans to total loans increased to 91 basis points at the end of the first quarter of 2009 from 58 basis points at the end of the comparable period in 2008.  Total nonperforming assets at the end of the first quarter of 2009 were $28.4 million, an increase of $10.8 million from the end of the first quarter of 2008 primarily due to a higher level of nonaccrual commercial and commercial real estate loans, and other real estate owned.

The ratio of nonperforming loans to total loans increased from 68 basis points at the end of the fourth quarter of 2008 to 91 basis points at the end of the first quarter of 2009, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, increased from 83 basis points at the end of the fourth quarter of 2008 to 104 basis points at the end of the first quarter of 2009. Total nonperforming assets on a linked-quarter basis increased $6.2 million from the end of 2008.

Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful.  This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.

Other real estate owned decreased $0.5 million to $3.5 million at March 31, 2009 from $4.0 million at December 31, 2008, and increased $1.1 million from $2.4 million at March 31, 2008. The linked quarter decrease was a result of net dispositions and valuation adjustments, and the year over year increase was a result of net additions in residential real estate.

The table that follows shows the categories that are included in nonperforming and underperforming assets as of March 31, 2009, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Quarter Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Nonaccrual loans
Commercial	$8,652	$6,170	$5,194	$5,447	$3,952
Real estate - commercial	9,170	4,779	3,361	3,592	4,415
Real estate - residential	4,724	5,363	3,742	4,461	4,529
Installment	464	459	417	438	544
Home equity	1,681	1,204	1,084	866	1,221
All other	0	6	32	8	30
Total nonaccrual loans	24,691	17,981	13,830	14,812	14,691
Restructured loans	201	204	208	554	562
Total nonperforming loans	24,892	18,185	14,038	15,366	15,253
Other real estate owned (OREO)	3,513	4,028	4,610	3,763	2,368
Total nonperforming assets	28,405	22,213	18,648	19,129	17,621
Accruing loans past due 90 days or more	255	138	241	245	372
Total underperforming assets	$28,660	$22,351	$18,889	$19,374	$17,993

Allowance for loan and lease losses to
Nonaccrual loans	147.57%	199.51%	219.47%	199.70%	202.29%
Nonperforming loans	146.38%	197.27%	216.22%	192.50%	194.83%
Total ending loans	1.33%	1.34%	1.14%	1.11%	1.14%
Nonperforming loans to total loans	0.91%	0.68%	0.53%	0.57%	0.58%
Nonperforming assets to
Ending loans, plus OREO	1.04%	0.83%	0.70%	0.71%	0.67%
Total assets	0.75%	0.60%	0.53%	0.55%	0.53%

LIQUIDITY
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

Capital expenditures, such as banking center expansions and technology investments, were $3.0 million and $1.4 million for the first three months of 2009 and 2008, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At March 31, 2009 and December 31, 2008, total short-term borrowings from the FHLB were $160.0 million and $150.0, respectively.  At March 31, 2009, and December 31, 2008, total long-term borrowings from the FHLB were $71.8 million and $83.2 million, respectively.  The total remaining borrowing capacity from the FHLB at March 31, 2009, was $176.9 million.

As of March 31, 2009, First Financial had pledged certain residential real estate loans, as well as certain government and agency securities, totaling $502.8 million as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities.  The market value of investment securities classified as available-for-sale totaled $732.9 million at March 31, 2009.  Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $0.4 million at March 31, 2009.  The market value of securities classified as trading totaled $0.1 million at March 31, 2009.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $8.0 million for the first three months of 2009.  As of March 31, 2009, First Financial’s subsidiaries had retained earnings of $134.8 million of which $11.9 million was available for distribution to First Financial without prior regulatory approval.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank.  This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders.  As of March 31, 2009, the outstanding balance was $40.0 million compared to an outstanding balance of $57.0 million at December 31, 2008.  The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs.  First Financial renewed the credit facility during the first quarter of 2009 for a period of one year with an amended, maximum outstanding balance of $40.0 million.  The credit agreement requires First Financial to maintain certain covenants including those related to asset quality and capital levels.  First Financial was in full compliance with all covenants as of March 31, 2009.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.2 million and $0.4 million for the three months ending March 31, 2009, and 2008, respectively.  Through the execution of an interest-rate swap the company has fixed its interest rate for the next 10 years at 6.20%.  The $20 million of debentures issued in 2003 remains outstanding.

First Financial will make quarterly dividend payments to the U.S. Treasury on the 80,000 perpetual preferred securities, which carry a 5.0% annual dividend rate for the first five years and a 9.0% annual rate thereafter.

First Financial had no share repurchase activity under publicly announced plans in 2008 or 2009.  First Financial does not plan to repurchase any of its shares during 2009.

CAPITAL
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

Consolidated regulatory capital ratios at March 31, 2009, included the leverage ratio of 9.51%, Tier 1 ratio of 12.16%, and total capital ratio of 13.39%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $159.1 million, on a consolidated basis.  The tangible capital ratio was 8.60% and the tangible common equity ratio was 6.54% at March 31, 2009.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of March 31, 2009, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2009, and December 31, 2008, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

In 2008, First Financial took steps to further manage the risk profile of its balance sheet by securitizing $89.0 million in residential mortgage loans into agency guaranteed, mortgage-backed securities, collateralized by those loans. This resulted in a reduction in credit risk on the balance sheet and a lower regulatory risk weighting for those assets. The assets remain on the balance sheet, but are now accounted for as investment securities available-for-sale rather than residential real estate loans.  This securitization resulted in First Financial recognizing a servicing asset of approximately $0.4 million related to the company’s contractual right to service the securitized loans.  This mortgage servicing right will be amortized over the estimated period of net servicing income, estimated to be sixty months.

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

On October 1, 2008, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC). This shelf registration statement will allow the company to raise capital from time to time, up to an aggregate of $100 million, through the sale of various types of securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement to be filed with the SEC at the time of the offering.

The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80,000 equal to approximately 3.0% of a company’s risk-weighted assets.  Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share.  Such preferred shares pay a dividend of 5% for the first five years and will increase to 9% thereafter.  In addition, subject to certain limited exceptions, financial institutions participating in the CPP are prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the Treasury.  Participating financial institutions are also subject to certain limitations on executive compensation as well as other conditions.  On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury.  On February 19, 2009, the registration statement was deemed effective by the SEC.

First Financial also opted to participate in the FDIC’s temporary liquidity guarantee program.  The components of this program include the guarantee, until June 30, 2012, of certain newly issued senior unsecured debt issued by banks and bank holding companies through October 2009 and full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of size, until the end of 2009.  Participation in these programs will result in an increase in deposit insurance premiums and any debt will be subject to an insurance premium.

The following table illustrates the actual and required capital amounts and ratios as of March 31, 2009, and the year ended December 31, 2008 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total capital to risk-weighted assets
Consolidated	$395,271	13.39%	$236,138	8.00%	N/A	N/A
First Financial Bank	354,336	12.07%	234,947	8.00%	$293,683	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	358,834	12.16%	118,069	4.00%	N/A	N/A
First Financial Bank	310,597	10.58%	117,473	4.00%	176,210	6.00%

Tier 1 capital to average assets
Consolidated	358,834	9.51%	150,173	4.00%	N/A	N/A
First Financial Bank	310,597	8.26%	149,648	4.00%	187,060	5.00%

December 31, 2008
Total capital to risk-weighted assets
Consolidated	$392,180	13.62%	$230,284	8.00%	N/A	N/A
First Financial Bank	354,333	12.37%	229,086	8.00%	$286,358	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	356,307	12.38%	115,142	4.00%	N/A	N/A
First Financial Bank	311,037	10.86%	114,543	4.00%	171,815	6.00%

Tier 1 capital to average assets
Consolidated	356,307	10.00%	141,689	4.00%	N/A	N/A
First Financial Bank	311,037	8.77%	141,188	4.00%	176,485	5.00%

The capital levels for First Financial Bank do not include the additional capital that the company received from the U.S. Treasury in December 2008, under its CPP.

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

CRITICAL ACCOUNTING POLICIES
First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies. These policies require the reliance on estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan and lease losses, goodwill, pension and income taxes.

Allowance for Loan and Lease Losses.  First Financial maintains the allowance for loan and lease losses at a level sufficient to absorb potential losses inherent in the loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors.

These evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Amounts and timing of expected future cash flows on impaired loans,
•	Value of collateral,
•	Historical loss exposure, and
•	The effects of changes in economic conditions that may not be reflected in historical results.

To the extent actual outcomes differ from management's estimates, additional provision for credit losses may be required that would impact First Financial's operating results.

Goodwill.  Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment on an annual basis and more frequently in certain circumstances. At least annually, First Financial reviews goodwill for impairment using both income and asset based approaches. The income-based approach utilizes a multiple of earnings method in which First Financial's annualized earnings are compared to equity to provide an implied book-value-to-earnings multiple. First Financial then compares the implied multiple to current marketplace earnings multiples for which banks are being traded. An implied multiple less than current marketplace earnings multiples is an indication of possible goodwill impairment. The asset-based approach uses the discounted cash flows of First Financial's assets and liabilities, inclusive of goodwill, to determine an implied fair value. This input is used to calculate the fair value of the company, including goodwill, and is compared to the company's book value. An implied fair value that exceeds the company's book value is an indication that goodwill is not impaired. If First Financial's book value exceeds the implied fair value, an impairment loss equal to the excess amount would be recognized. Based on First Financial's analysis at year-end 2008 and during the first quarter of 2009, there have been no impairment charges required.

Pension.  First Financial sponsors a non-contributory defined-benefit pension plan covering substantially all employees. Accounting for the pension plan involves material estimates regarding future plan obligations and investment returns on plan assets. Significant assumptions used in the pension plan include the discount rate, expected return on plan assets, and the rate of compensation increase. First Financial determines the discount rate assumption using published Corporate Bond Indices, projected cash flows of the pension plan, and comparisons to external industry surveys for reasonableness. The expected long-term return on plan assets is based on the composition of plan assets and a consensus of estimates of expected future returns from similarly managed portfolios while the rate of compensation increase is compared to historical increases for plan participants. Changes in these assumptions can have a material impact on the amount of First Financial's future pension obligations, on the funded status of the plan and can impact First Financial's operating results.

Income Taxes.  First Financial evaluates and assesses the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period's income tax expense and can be material to First Financial's operating results.

ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2009 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) the Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations may be different from expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio and allowance for loan and lease losses; the ability of financial institutions to access sources of liquidity at a reasonable cost; the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response such as the U.S. Treasury’s TARP and the FDIC’s Temporary Liquidity Guarantee Program, and the effect of such governmental actions on First Financial, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from participation in the Temporary Liquidity Guarantee Program or from increased payments from FDIC insurance funds as a result of depository institution failures; the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates, technology changes; mergers and acquisitions; the effect of changes in accounting policies and practices; adverse changes in the securities and debt markets; First Financial’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; the cost and effects of litigation and of unexpected or adverse outcomes in such litigation; uncertainties arising from First Financial’s participation in the TARP, including impacts on employee recruitment and retention and other business practices, uncertainties concerning the potential redemption of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; the ability to attract, motivate and retain key executives and other key personnel; and First Financial’s success at managing the risks involved in the foregoing.

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our other filings with the Commission, for a more detailed discussion of these risks and uncertainties and other factors.  Such forward-looking statements speak only as of the date on which such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices.  The primary source of market risk for First Financial is interest rate risk.  Interest rate risk arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods.  First Financial seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates.  The Asset and Liability Committee (ALCO) oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

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

Presented below is the estimated impact on First Financial’s net interest income as of March 31, 2009, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2009	(3.82)%	(1.73)%	2.85%	4.69%

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process.  Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 200 and down 100 basis points scenarios.  The analysis provides a framework as to what our overall sensitivity is as of our most recent reported position.  Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of March 31, 2009, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2009	(13.59)%	(7.55)%	(6.92)%	(12.94)%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 0.18% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.  First Financial’s first quarter 2009 interest rate risk position is influenced by the short-term funding related to securities purchased for the CPP portfolio.

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

PART II-OTHER INFORMATION

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors” and Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in the 2008 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting First Financial.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2009.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through
January 31, 2009	2,940	$10.30	0	4,969,105
February 1 through
February 28, 2009	0	0	0	4,969,105
March 1 through
March 31, 2009	0	0	0	4,969,105
Total	2,940	$10.30	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through
January 31, 2009	0	$0.00
February 1 through
February 28, 2009	0	0.00
March 1 through
March 31, 2009	0	0.00
Total	0	$0.00

Director Fee Stock Plan
January 1 through
January 31, 2009	2,940	$10.30
February 1 through
February 28, 2009	0	0.00
March 1 through
March 31, 2009	0	0.00
Total	2,940	$10.30

Stock Option Plans
January 1 through
January 31, 2009	0	$0.00
February 1 through
February 28, 2009	0	0.00
March 1 through
March 31, 2009	0	0.00
Total	0	$0.00

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock.  Neither of the plans expired during this quarter.  However, as of March 31, 2009, all shares under the 2003 plan have been repurchased.  The table that follows provides additional information regarding those plans.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/25/2000	7,507,500	2,538,395	None
2/25/2003	2,243,715	2,243,715	Complete

Item 6.	Exhibits

(a) Exhibits:
	3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

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

	10.8	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.9	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as t 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13	Form of Agreement for Restricted Stock Awards (2005-2008) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).

10.14
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006.*

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

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards (filed as Exhibit 10.24 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.25	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.26	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

14
First Financial Bancorp. Code of Business Conduct and Ethics as approved January 23, 2007, (filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

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

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise, noted documents, those documents incorporated by reference involve File No. 000-12379.

* Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings
J. Franklin Hall	Anthony M. Stollings
Executive Vice President and	Senior Vice President, Chief Accounting
Chief Financial Officer	Officer, and Controller

Date	5/1/09	Date	5/1/09