Form 10-Q
period 2009-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2009-08-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common stock, No par value	51,434,060

FIRST FINANCIAL BANCORP.

INDEX

Page No.

Part I-FINANCIAL INFORMATION

Item 1-Financial Statements

Consolidated Balance Sheets -
June 30, 2009 (unaudited) and December 31, 2008	1

Consolidated Statements of Income -
Six and Three Months Ended June 30, 2009 and 2008 (unaudited)	2

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2009 and 2008 (unaudited)	3

Consolidated Statements of Changes in Shareholders’ Equity -
Six Months Ended June 30, 2009 and 2008 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3-Quantitative and Qualitative Disclosures about Market Risk	38

Item 4-Controls and Procedures	39

Part II-OTHER INFORMATION

Item 1A-Risk Factors	40

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4-Submission of Matters to a Vote of Security Holders	45

Item 6-Exhibits	46

Signatures	49

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$80,938	$100,935
Investment securities trading	184	61
Investment securities available-for-sale, at market value (cost $516,311 at June 30, 2009 and $648,845 at December 31, 2008)	528,179	659,756
Investment securities held-to-maturity (market value $4,776 at June 30, 2009 and $5,135 at December 31, 2008)	4,536	4,966
Other investments	27,976	27,976
Loans held for sale	6,193	3,854
Loans:
Commercial	876,730	807,720
Real estate - construction	266,452	232,989
Real estate - commercial	988,901	846,673
Real estate - residential	337,704	383,599
Installment	88,370	98,581
Home equity	307,749	286,110
Credit card	27,023	27,538
Lease financing	25	50
Total loans	2,892,954	2,683,260
Less:
Allowance for loan and lease losses	38,649	35,873
Net loans	2,854,305	2,647,387
Premises and equipment, net	86,216	84,105
Goodwill	28,261	28,261
Other intangibles	465	1,002
Accrued interest and other assets	166,100	140,839
TOTAL ASSETS	$3,783,353	$3,699,142

LIABILITIES
Deposits:
Interest-bearing	$599,365	$636,945
Savings	657,300	583,081
Time	1,111,399	1,150,208
Total interest-bearing deposits	2,368,064	2,370,234
Noninterest-bearing	423,781	413,283
Total deposits	2,791,845	2,783,517
Short-term borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	206,777	147,533
Federal Home Loan Bank	125,000	150,000
Other	25,000	57,000
Total short-term borrowings	356,777	354,533
Long-term debt	135,908	148,164
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	31,567	43,981
TOTAL LIABILITIES	3,336,717	3,350,815

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value
Authorized – 80,000 shares
Outstanding – 80,000 shares in 2009 and 2008	78,173	78,019
Common stock - no par value
Authorized - 160,000,000 shares
Issued – 62,358,614 shares in 2009 and 48,558,614 shares in 2008	490,292	394,169
Retained earnings	74,285	76,339
Accumulated other comprehensive loss	(10,700)	(11,905)
Treasury Stock, at cost 10,924,268 shares in 2009 and 11,077,413 shares in 2008	(185,414)	(188,295)
TOTAL SHAREHOLDERS' EQUITY	446,636	348,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,783,353	$3,699,142

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$33,978	$39,646	$67,635	$82,367
Investment securities
Taxable	8,023	4,387	16,713	7,908
Tax-exempt	386	792	820	1,583
Total investment securities interest	8,409	5,179	17,533	9,491
Federal funds sold	0	40	0	605
Total interest income	42,387	44,865	85,168	92,463
Interest expense
Deposits	9,080	14,635	18,883	32,374
Short-term borrowings	527	1,130	1,034	1,922
Long-term borrowings	1,251	384	2,557	790
Subordinated debentures and capital securities	320	302	557	714
Total interest expense	11,178	16,451	23,031	35,800
Net interest income	31,209	28,414	62,137	56,663
Provision for loan and lease losses	10,358	2,493	14,617	5,716
Net interest income after
provision for loan and lease losses	20,851	25,921	47,520	50,947

Noninterest income
Service charges on deposit accounts	4,289	4,951	8,368	9,558
Trust and wealth management fees	3,253	4,654	6,542	9,276
Bankcard income	1,422	1,493	2,713	2,791
Net gains from sales of loans	408	188	792	407
Gains on sales of investment securities	3,349	0	3,349	1,585
Income (loss) on preferred securities	112	(221)	123	(201)
Other	1,264	2,683	4,243	5,207
Total noninterest income	14,097	13,748	26,130	28,623

Noninterest expenses
Salaries and employee benefits	16,223	15,895	33,876	32,968
Net occupancy	2,653	2,510	5,470	5,462
Furniture and equipment	1,851	1,617	3,653	3,270
Data processing	794	814	1,612	1,607
Marketing	700	474	1,340	991
Communication	669	749	1,340	1,554
Professional services	1,254	1,061	2,207	1,822
State intangible tax	648	688	1,316	1,374
FDIC expense	3,424	121	3,706	248
Other	4,580	4,040	8,210	7,693
Total noninterest expenses	32,796	27,969	62,730	56,989
Income before income taxes	2,152	11,700	10,920	22,581
Income tax expense	702	3,892	3,735	7,435
Net income	1,450	7,808	7,185	15,146
Dividends on preferred stock	1,000	0	1,578	0
Net income available to common shareholders	$450	$7,808	$5,607	$15,146

Earnings per share - basic	$0.01	$0.21	$0.14	$0.41
Earnings per share - diluted	$0.01	$0.21	$0.14	$0.40
Cash dividends declared per share	$0.10	$0.17	$0.20	$0.34
Average basic shares outstanding	40,734,254	37,114,451	38,928,557	37,090,603
Average diluted shares outstanding	41,095,949	37,524,789	39,458,443	37,478,353

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2009	2008
Operating activities
Net income	$7,185	$15,146
Adjustments to reconcile net cash provided by (used in) operating activities
Provision for loan and lease losses	14,617	5,716
Depreciation and amortization	3,805	3,398
Stock-based compensation expense	1,394	837
Pension expense	555	605
Net amortization of premiums and
accretion of discounts on investment securities	764	92
Gains on sales of investment securities	(3,349)	(1,585)
Gains on trading securities	(123)	0
Originations of loans held for sale	(94,266)	(50,469)
Net gains from sales of loans held for sale	(792)	(407)
Proceeds from sales of loans held for sale	92,675	50,187
Deferred income taxes	11,046	(288)
Decrease in interest receivable	937	3,614
(Increase) decrease in cash surrender value of life insurance	(69)	390
Increase in prepaid expenses	(597)	(876)
Decrease in accrued expenses	(81)	(4,010)
Decrease in interest payable	(1,298)	(1,502)
Contribution to pension plan	(30,800)	0
Other	(13,483)	(2,588)
Net cash (used in) provided by operating activities	(11,880)	18,260

Investing activities
Proceeds from sales of securities available for sale	152,720	1,124
Proceeds from calls, paydowns and maturities of securities
available-for-sale	95,413	51,205
Purchases of securities available-for-sale	(113,014)	(173,052)
Proceeds from calls, paydowns and maturities of securities
held-to-maturity	430	323
Net decrease in federal funds sold	0	102,985
Net increase in loans and leases	(225,238)	(82,596)
Proceeds from disposal of other real estate owned	2,565	701
Purchases of premises and equipment	(5,546)	(3,801)
Net cash used in investing activities	(92,670)	(103,111)

Financing activities
Net increase (decrease) in total deposits	8,328	(117,273)
Net increase in short-term borrowings	2,244	219,543
Payments on long-term borrowings	(12,256)	(4,633)
Cash dividends paid	(11,697)	(12,717)
Issuance of common stock, net of issuance costs	98,125	0
Excess tax liability on share-based compensation	(191)	(45)
Net cash provided by financing activities	84,553	84,875

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(19,997)	24
Cash and cash equivalents at beginning of period	100,935	106,224
Cash and cash equivalents at end of period	$80,938	$106,248

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated Other
	Stock	Stock	Stock	Stock	Retained	Comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total

			(Dollars in thousands, except share amounts)
Balance at December 31, 2007	0	$0	48,558,614	$391,962	$82,093	$(7,127)	(11,190,806)	$(190,345)	$276,583
Cumulative adjustment for accounting changes:
Fair value option					(750)	750			0
Issue No. EITF 06-4					(2,499)				(2,499)
Net income					15,146				15,146
Net unrealized holding losses on securities available for sale arising during the period						(2,024)			(2,024)
SFAS No. 158 adjustment						165			165
Total comprehensive income									13,287
Cash dividends declared Common stock at $0.34 per share					(12,727)				(12,727)
Excess tax liability on share-based compensation				(45)					(45)
Restricted stock awards, net				(2,209)			115,576	2,063	(146)
Share-based compensation expense				837					837
Balances at June 30, 2008	0	0	48,558,614	390,545	81,263	(8,236)	(11,075,230)	(188,282)	275,290
Balances at December 31, 2008	80,000	78,019	48,558,614	394,169	76,339	(11,905)	(11,077,413)	(188,295)	348,327
Net income					7,185				7,185
Net unrealized holding gains on securities available for sale arising during the period						609			609
SFAS No. 158 adjustment						360			360
Unrealized gain on derivatives						236			236
Total comprehensive income									8,390
Issuance of common stock			13,800,000	98,125					98,125
Cash dividends declared Common stock at $0.20 per share					(7,507)				(7,507)
Preferred stock					(1,578)				(1,578)
Discount on preferred stock		154			(154)				0
Excess tax liability on share-based compensation				(191)					(191)
Restricted stock awards, net				(3,205)			153,145	2,881	(324)
Share-based compensation expense				1,394					1,394
Balances at June 30, 2009	80,000	$78,173	62,358,614	$490,292	$74,285	$(10,700)	(10,924,268)	$(185,414)	$446,636

See notes to consolidated financial statements

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Effective June 30, 2009, First Financial adopted SFAS No. 165, “Subsequent Events.”  This statement represents the inclusion of guidance on subsequent events in accounting literature and provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  For further detail on First Financial’s assessment of subsequent events, see Note 14 – Subsequent Events.

In June of 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in SFAS No. 140.  This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  First Financial is evaluating the revised guidance included in SFAS No. 166 and does not anticipate a material impact on the Consolidated Financial Statements.

In June of 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”   This statement amends the consolidation guidance that applies to variable interest entities and affects all entities and enterprises currently within the scope of Interpretation No. 46(R), as well as qualifying special purpose entities that are currently outside the scope of Interpretation 46(R).  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  First Financial is evaluating the revised guidance included in SFAS No. 167 and does not anticipate a material impact on the Consolidated Financial Statements.

In June of 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Genrally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.”  This statement notes that “the FASB Accounting Standards Codification™” will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  When the Codification is in effect, its contents will carry the same level of authority, effectively superseding SFAS 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.

Effective January 1, 2009, First Financial adopted FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This position applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with the initial transfer. This position presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under FASB SFAS No. 140.  Staff Position No. FAS 140-3 has had no impact on First Financial to date.

Effective January 1, 2009, First Financial adopted FASB Staff Position No. FAS 142-3, “Determination of the Useful
Life of Intangible Assets.”  This position provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Staff Position No. FAS 142-3 has had no impact on First Financial to date.

Effective January 1, 2009, First Financial adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible
Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This position clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components.  Staff Position No. FAS 142-3 has had no impact on First Financial to date.

Effective June 30, 2009, First Financial adopted FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This position amends and clarifies FASB SFAS No. 141 (revised 2007), “Business Combinations,” to address application issues related to initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Staff Position No. FAS 141(R)-1 is effective for all acquisitions of assets and liabilities arising from contingencies in a business combination with closing dates after January 1, 2009.  Staff Position No. 141(R)-1 has had no impact on First Financial to date.

Effective June 30, 2009, First Financial adopted FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.”  This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies.  For further detail on First Financial’s fair value disclosures, see Note 11 – Fair Value Disclosures.

Effective June 30, 2009, First Financial adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This position revised the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities.  Staff Position No. FAS 115-2 has had no impact on First Financial to date.

Effective June 30, 2009, First Financial adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This position provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  Staff Position No. FAS 157-4 has had no impact on First Financial to date.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This position requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans including disclosure of the fair value of each major asset category, consideration of whether additional categories or further disaggregation should be disclosed, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, and reconciliation of beginning and ending balances of plan assets with fair values measured using significant unobservable inputs.  Staff Position No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early adoption permitted.  First Financial is evaluating the revised disclosure requirements included in Staff Position No. FAS 132(R)-1 and does not anticipate a material impact on the Consolidated Financial Statements.

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

First Financial’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for standby letters of credit, and commitments outstanding to extend credit, is represented by the contractual amounts of those instruments.  First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued standby letters of credit aggregating $20.0 million and $22.5 million at June 30, 2009, and December 31, 2008, respectively.

Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $737.9 million and $767.3 million at June 30, 2009, and December 31, 2008, respectively.  Management does not anticipate any material losses as a result of these commitments.

NOTE 4:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2009 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$39,982	$1,162	$0	$41,144
Mortgage-backed securities	168	1	0	169	446,799	11,245	(589)	457,455
Obligations of state and other political subdivisions	4,368	239	0	4,607	25,240	374	(241)	25,373
Other securities	0	0	0	0	4,290	51	(134)	4,207
Total	$4,536	$240	$0	$4,776	$516,311	$12,832	$(964)	$528,179

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$44,951	$1,731	$0	$46,682
Mortgage-backed securities	190	0	(1)	189	563,341	9,640	(465)	572,516
Obligations of state and other political subdivisions	4,776	170	0	4,946	35,992	461	(301)	36,152
Other securities	0	0	0	0	4,561	73	(228)	4,406
Total	$4,966	$170	$(1)	$5,135	$648,845	$11,905	$(994)	$659,756

During the six months ended June 30, 2009, investment securities available-for-sale were sold with a cost basis of $149.4 and gross proceeds of $152.7, resulting in net proceeds of $3.3 million.

The following is a summary of debt investment securities by estimated maturity as of June 30, 2009 (dollars in $000’s).

	Held-to-Maturity		Available-for-Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$350	$354	$14,414	$14,535
Due after one year through five years	2,612	2,757	382,872	392,947
Due after five years through ten years	576	610	80,593	81,818
Due after ten years	998	1,055	38,432	38,879
Total	$4,536	$4,776	$516,311	$528,179

The following tables present the age of gross unrealized losses and associated fair value by investment category (dollars in $000’s).

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. government agencies and corporations	$0	$0	$10	$0	$10	$0
Mortgage-backed securities	37,150	442	2,661	144	39,811	586
Obligations of state and other political subdivisions	211	1	1,736	241	1,947	242
Other securities	20	0	1,928	136	1,948	136
Total	$37,381	$443	$6,335	$521	$43,716	$964

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. government agencies and corporations	$11	$0	$0	$0	$11	$0
Mortgage-backed securities	32,362	311	15,925	154	48,287	465
Obligations of state and other political subdivisions	1,904	284	659	17	2,563	301
Other securities	44	0	1,787	228	1,831	228
Total	$34,321	$595	$18,371	$399	$52,692	$994

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. First Financial has the intent and ability to hold all debt security issues temporarily impaired until maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three and six months ended June 30, 2009.

First Financial had trading securities with a fair value of $0.2 million at June 30, 2009, $0.1 million at December 31, 2008, and $3.6 million at June 30, 2008.  For further detail on the fair value of investment securities, see Note 11 – Fair Value Disclosures.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability (dollars in $000’s):

	June 30, 2009			December 31, 2008			June 30, 2008
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$404,217	$-	$404,217	$283,419	$-	$283,419	$200,577	$-	$200,577
Other long-term debt	-	20,000	20,000	-	-	-	-	-	-
Total notional value	$404,217	$20,000	$424,217	$283,419	$-	$283,419	$200,577	$-	$200,577

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 10 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At June 30, 2009, the company had a total counterparty notional amount outstanding of approximately $233.7 million, spread among six counterparties, with an outstanding liability from these contracts of $11.1 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $5.8 million, $12.1 million, and $0.9 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

		June 30, 2009			December 31, 2008			June 30, 2008
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$23,085	-	$(2,071)	$24,703	$2	$(3,339)	$26,515	$36	$(876)
Matched interest rate swaps with borrower	Accrued interest and other assets	190,566	$10,085	(91)	129,358	15,074	-	87,031	3,233	(70)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	190,566	91	(9,738)	129,358	-	(15,020)	87,031	70	$(3,233)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive loss	20,000	745	-	-	-	-	-	-	-
Total		$424,217	10,921	$(11,900)	$283,419	$15,076	$(18,359)	$200,577	$3,339	$(4,179)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2009 (dollars in $000’s):

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$23,085	6.2	$(2,071)	2.39%	6.82%
Receive fixed, matched interest rate swaps with borrower	190,566	5.4	9,994	6.43%	2.94%
Pay fixed, matched interest rate swaps with counterparty	190,566	5.4	(9,647)	2.94%	6.43%
Total asset conversion swaps	$404,217	5.5	$(1,724)	4.58%	4.87%

Liability conversion swaps
Trust Preferred Swap	$20,000	9.8	$745	3.70%	6.20%
Total liability conversion swaps	$20,000	9.8	$745	3.70%	6.20%

Total swap portfolio	$424,217	5.7	$(979)	4.46%	4.86%

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

		Increase (decrease) to Interest Income
		Three Months Ended
Derivatives in fair value	Location of change in fair value	June 30,	December 31,	June 30,
hedging relationships	recognized in earnings on derivative	2009	2008	2008
Interest Rate Contracts
Loans	Interest Income - Loans	$(251)	$(123)	$(136)
Total		$(251)	$(123)	$(136)

		Increase (decrease) to Interest Income
		Six Months Ended
Derivatives in fair value	Location of change in fair value	June 30,	June 30,
hedging relationships	recognized in earnings on derivative	2009	2008
Interest Rate Contracts
Loans	Interest Income - Loans	$(503)	$(203)
Total		$(503)	$(203)

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

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			accumulated OCI into	Three Months Ended
Derivatives in cash flow	June 30,	December 31,	June 30,	earnings (effective	June 30,	December 31,	June 30,
hedging relationships	2009	2008	2008	portion)	2009	2008	2008
Interest Rate Contracts
Other long-term debt	$551	$-	$-	Interest Expense - Other long-term debt	$(95)	$-	$-
Total	$551	$-	$-		$(95)	$-	$-

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended		accumulated OCI into	Six Months Ended
Derivatives in cash flow	June 30,	June 30,	earnings (effective	June 30,	June 30,
hedging relationships	2009	2008	portion)	2009	2008
Interest Rate Contracts
Other long-term debt	$551	$-	Interest Expense - Other long-term debt	$(97)	$-
Total	$551	$-		$(97)	$-

First Financial expects approximately $318 of the unrecognized losses on cash flow hedges, net of taxes, at June 30, 2009 to be reclassified into earnings within the next 12 months.

NOTE 6:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of Federal Home Loan Bank (FHLB) long-term advances and repurchase agreements utilizing investment securities as pledged collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  During the third quarter of 2008, First Financial executed $115 million of these term debt instruments utilizing a combination of its funding sources from the pledging of $65.0 million of investment securities and the $50.0 million borrowing from the FHLB.  The $115 million of borrowings have remaining maturities between one and three years and a weighted average rate of 3.63%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.

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

First Financial has the option to defer interest for up to five years on the debentures.  However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred.   The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees.  The debenture qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital.  The company has the capacity to issue approximately $15.4 million in additional qualifying debentures under these guidelines.

(dollars in $000’s)	Amount	Debt Rate	Derivative Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.70%	6.20%	09/30/2033

NOTE 8:  ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended					Six Months Ended
	2009		2008			June 30,
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2009	2008
Balance at beginning of period	$36,437	$35,873	$30,353	$29,580	$29,718	$35,873	$29,057
Provision for loan losses	10,358	4,259	10,475	3,219	2,493	14,617	5,716
Loans charged off	(8,771)	(4,060)	(5,403)	(2,936)	(3,195)	(12,831)	(6,298)
Recoveries	625	365	448	490	564	990	1,105
Balance at end of period	$38,649	$36,437	$35,873	$30,353	$29,580	$38,649	$29,580

Allowance for loan and lease losses to total ending loans	1.34%	1.33%	1.34%	1.14%	1.11%	1.34%	1.11%

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

First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2009		2008
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Impaired loans requiring a valuation	$16,229	$7,137	$1,472	$5,642	$5,209
Impaired loans not requiring a valuation	21,364	17,554	16,509	8,188	9,603
Total impaired loans	$37,593	$24,691	$17,981	$13,830	$14,812
Valuation allowance	$5,890	$3,024	$864	$2,322	$2,106
Average impaired loans for the period	$31,142	$21,336	$15,906	$14,321	$14,752
Interest income included in revenue	$25	$12	$216	$182	$140

NOTE 9:  INCOME TAXES
First Financial’s effective tax rate for the second quarter of 2009 was 32.6%, compared to 33.3% for the second quarter of 2008.  The 2009 year-to-date effective tax rate was 34.2% compared to 33.0% for 2008.  The increase in the 2009 effective tax rate is primarily due to reduced tax-exempt investment interest and reduced bank-owned life insurance income.

At June 30, 2009, and December 31, 2008, First Financial had no FIN 48 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana.  First Financial’s income tax returns are subject to review and examination by federal, state, and local government authorities.  The calendar years through 2004 have been reviewed and closed by the Internal Revenue Service.  First Financial was notified during the first quarter of 2009 that the Internal Revenue Service will commence a routine examination of the income tax return for the calendar year 2007.   First Financial was notified in the second quarter of 2009 that the Indiana Department of Revenue would commence a routine examination of the Indiana franchise tax returns, as well as payroll withholdings, for the calendar years of 2005, 2006, and 2007.  The company cannot at this time make an assessment of the outcome of these examinations.  The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding examination matters.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$590	$527	$1,180	$1,117
Interest cost	675	642	1,350	1,285
Expected return on assets	(917)	(1,025)	(1,835)	(2,049)
Amortization of transition asset	0	(8)	0	(17)
Amortization of prior service cost	(105)	(106)	(210)	(212)
Recognized net actuarial loss	387	239	775	481
Net periodic benefit cost	$630	$269	$1,260	$605

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net actuarial loss	$387	$239	$775	$481
Net prior service (credit) cost	(105)	(106)	(210)	(212)
Net transition asset	0	(8)	0	(17)
Deferred tax assets	(102)	(46)	(205)	(92)
Net amount recognized	$180	$79	$360	$160

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

At June 30, 2009, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $0.2 million, a decrease of approximately $3.6 million from the fair value of the equity securities at January 1, 2008.  Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.

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

The following methods, assumptions, and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value  and in estimating its fair value disclosures for financial instruments.

Cash and short-term investments – The carrying amounts reported in the Consolidated Balance Sheets for cash and short-term investments, such as federal funds sold, approximated the fair value of those instruments.

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

Loans – The fair value of commercial, commercial real estate, residential real estate, and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The carrying amount of accrued interest approximates its fair value.

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

Mortgage-servicing rights – The fair value of mortgage-servicing rights was determined through modeling the expected future cash flows.  The modeling included stratification by maturity and coupon rates on the underlying mortgage loans.  Certain assumptions were used in the valuation regarding prepayment speeds, discount rates, servicing costs, delinquency, cash balances, and foreclosure costs which were arrived at from third-party sources and internal records.

Deposit liabilities – The fair value of demand deposits, savings accounts, and certain money-market deposits was the amount payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date.  The fair value of fixed-rate certificates of deposit was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximated its fair value.

Borrowings – The carry amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values.  The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.  Third-party valuations were used for long-term debt with embedded options, such as call features.

Commitments to extend credit and standby letters of credit – Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding and compensating balance and other covenants or requirements.  Loan commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the client.  Many loan commitments are expected to expire without being drawn upon.  The rates and terms of the commitments to extend credit and the standby letters of credit are competitive with those in First Financial’s market area.  The carrying amounts are reasonable estimates of the fair value of these financial instruments.  Carrying amounts, which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

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

The estimated fair values of First Financial’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets
Cash and short-term investments	$80,938	$80,938	$100,935	$100,935
Investment securities trading	184	184	61	61
Investment securities held-to-maturity	4,536	4,776	4,966	5,135
Investment securities available-for-sale	528,179	528,179	659,756	659,756
Other investments	27,976	27,976	27,976	27,976
Loans held for sale	6,193	6,193	3,854	3,854
Loans
Commercial	876,730	868,213	807,720	795,013
Real estate — construction	266,452	261,403	232,989	228,448
Real estate — commercial	988,901	994,061	846,673	851,764
Real estate — residential	337,704	328,761	383,599	375,482
Installment	88,370	88,745	98,581	98,562
Home equity	307,749	302,442	286,110	288,537
Credit card	27,023	27,005	27,538	27,169
Leasing	25	25	50	49
Less allowance for loan and lease losses	38,649		35,873
Net loans	2,854,305	2,870,655	2,647,387	2,665,024
Mortgage-servicing rights	335	335	398	398
Accrued interest receivable	14,286	14,286	15,223	15,223
Derivative financial instruments	1,091	1,091	56	56

Financial liabilities
Deposits
Noninterest-bearing	423,781	423,781	413,283	413,283
Interest-bearing demand	599,365	599,365	636,945	636,945
Savings	657,300	657,300	583,081	583,081
Time	1,111,399	1,118,178	1,150,208	1,168,228
Total deposits	2,791,845	2,798,624	2,783,517	2,801,537
Short-term borrowings	356,777	356,777	354,533	354,533
Long-term debt	135,908	140,134	148,164	155,702
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	4,735	4,735	6,033	6,033
Derivative financial instruments	2,071	2,071	3,339	3,339

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities
Assets	Level 1	Level 2	Level 3	Adjustments	at Fair Value
Trading investment securities	$184	$0	$0	$0	$184
Derivatives	0	11,136	(216)	(9,829)	1,091
Available-for-sale investment securities	114	528,065	0	0	528,179
Total	$298	$539,201	$(216)	$(9,829)	$529,454

Liabilities - Derivatives	$0	$12,247	$(347)	$(9,829)	$2,071

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2) Amount represents an item for which First Financial elected the fair value option under SFAS No. 159.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-date
Assets	Level 1	Level 2	Level 3	Gains/(Losses)
Loans held for sale *	$0	$6,193	$0	0
Impaired loans	0	10,339	0	0

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

NOTE 12:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  Disclosure of the related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) for the six months ended June 30 were as follows (dollars in $000’s):

	Transactions			Balances
	Pre-tax	Tax-effect	Net of tax	Net of tax
June 30, 2009
Unrealized gain on securities available-for-sale	$957	$(348)	$609	$7,548
Unrealized loss on derivatives	371	(135)	236	1,005
Unfunded pension obligation	565	(205)	360	(19,253)
Total	$1,893	$(688)	$1,205	$(10,700)

June 30, 2008
Cumulative adjustment for accounting change-fair value option	$1,181	$(431)	$750	$0
Unrealized gain on securities available-for-sale	(3,186)	1,162	(2,024)	(946)
Unfunded pension obligation	260	(95)	165	(7,290)
Total	$(1,745)	$636	$(1,109)	$(8,236)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in $000’s, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share - income available to common shareholders:
Net income	$1,450	$7,808	$7,185	$15,146
Dividends on preferred stock	1,000	0	1,578	0
Income available to common shareholders:	$450	$7,808	$5,607	$15,146

Denominator for basic earnings per share - weighted average shares	40,734,254	37,114,451	38,928,557	37,090,603

Effect of dilutive securities —
Employee stock awards	361,695	410,338	529,886	387,750
Warrants	0	0	0	0
Denominator for diluted earnings per share - adjusted weighted average shares	41,095,949	37,524,789	39,458,443	37,478,353

Earnings per share available to common shareholders
Basic	$0.01	$0.21	$0.14	$0.41
Diluted	$0.01	$0.21	$0.14	$0.40

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 3,314,462 and 1,963,489 at June 30, 2009 and 2008, respectively.  The out-of-the-money warrant to purchase common stock of 930,233 was also outstanding at June 30, 2009.

NOTE 14:  SUBSEQUENT EVENTS

First Financial evaluated events and transactions that occurred after the balance sheet date of June 30, 2009 through August 7, 2009, the date the financial statements were issued, for adjustment to or disclosure in the consolidated financial statements.

On July 1, 2009, First Financial’s wholly-owned subsidiary bank, First Financial Bank, N.A. (First Financial Bank), entered into a Branch Purchase Agreement whereby the company agreed to purchase 3 branches from Irwin Union Bank and Trust Company (Irwin) in the Indiana cities of Carmel, Greensburg and Shelbyville. Approximately $143 million of deposits will be assumed at that time at par. The company also expects to purchase an additional $50 million in select performing commercial and consumer loans from Irwin in the third quarter when the acquisition of the 3 branches is expected to close. The branch purchase remains scheduled to close late in the third quarter of 2009, subject to regulatory approval and/or non-objection.

On July 31, 2009, First Financial announced that the company had terminated a previously announced proposed branch acquisition from Peoples Community Bank and instead acquired substantially all the assets and assumed substantially all the liabilities of Peoples Community Bank through the receivership and resolution process of the Federal Deposit Insurance Corporation (FDIC).

First Financial paid a 1.5% premium for all deposits and acquired substantially all the assets at a $42 million discount. Total deposits are approximately $538 million and total loans are estimated at $436 million based on gross loans from the seller’s records. Losses incurred from the loan portfolio will be partially absorbed by the FDIC under a loss sharing agreement whereby 80% of losses up to $190 million, and 95% of losses beyond $190 million, are covered by the FDIC. This loss sharing agreement provides First Financial with total loss protection on 88.5% of the $436 million loan portfolio and gives the company assurance that this transaction, despite the purchase of nonperforming loans, is conservative and will create added value to shareholders.

First Financial has a 90-day option to determine which branches it will purchase, or leases it will assume, at fair market value from the FDIC as receiver.

This transaction will be accounted for using the acquisition method of accounting under SFAS No. 141(R), “Business Combinations.” The purchase price will be allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. The final fair value determinations will be made throughout the third quarter.

The Peoples Community Bank and Irwin transactions are expected to add a combined $0.16 to $0.19 per share on a cash basis in their first full year of operation.

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

At June 30, 2009, First Financial had 82 offices serving nine distinct markets.  The operating model employed to execute its strategic plan includes a structure where market presidents manage these distinct markets, with the authority to make decisions at the point of client contact.

OVERVIEW OF OPERATIONS
Net income for the second quarter of 2009 was $1.5 million while net income available to common shareholders was $0.5 million or $0.01 in diluted earnings per share.  Net income for the second quarter of 2008 was $7.8 million or $0.21 in diluted earnings per share.  Net income available to common shareholders declined $7.3 million in the second quarter of 2009 when compared to the same quarter in 2008, primarily due to increased provision for loan and lease losses of $7.9 million, and increased noninterest expense of $4.8 million offset by increases in net interest income of $2.8 million and decreases in taxes of $3.2 million.

Net income available to common shareholders for the second quarter of 2009 compared to the first quarter of 2009 decreased $4.7 million due to the pre-tax increases in the provision for loan and lease losses of $6.1 million and noninterest expense of $2.9 million, offset by an increase in noninterest income of $2.1 million and a decrease in taxes of $2.3 million.

Year-to-date 2009 net income was $7.2 million, while net income available to common shareholders was $5.6 million, or $0.14 in diluted earnings per share. This compares with year-to-date 2008 net income of $15.1 million or $0.40 in diluted earnings per share.  Net income available to common shareholders declined $9.5 million in 2009 when compared to the same six month period in 2008, primarily due to increased provision for loan and lease losses of $8.9 million and increased noninterest expense of $5.7 million offset by increases in net interest income of $5.5 million and decreases in taxes of $3.7 million.

Return on average assets for the second quarter of 2009 was 0.15% compared to 0.93% for the comparable period in 2008 and 0.62% for the linked-quarter (second quarter of 2009 compared to the first quarter of 2009).  Return on average shareholders’ equity for the second quarter of 2009 was 1.53% compared to 11.26% for the comparable period in 2008 and 6.63% for the linked-quarter.

Return on average assets for the first six months of 2009 was 0.38% compared to 0.91% for the comparable period in 2008.  Return on average shareholders’ equity was 3.96% for the first six months of 2009, versus 10.96% for the comparable period in 2008.

A detailed discussion of the first six months and second quarter of 2009 results of operations follows.

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

	Three Months Ended		Six Months Ended
(dollars in $000’s)	June 30,		June 30,
	2009	2008	2009	2008
Net interest income	$31,209	$28,414	$62,137	$56,663
Tax equivalent adjustment	307	510	670	1,024
Net interest income - tax equivalent	$31,516	$28,924	$62,807	$57,687

Average earning assets	$3,475,182	$3,074,885	$3,475,267	$3,041,235

Net interest margin *	3.60%	3.72%	3.62%	3.75%
Net interest margin (fully tax equivalent) *	3.64%	3.78%	3.65%	3.81%

* Margins are calculated using net interest income annualized divided by average earning assets.

Second quarter 2009 net interest income increased $2.8 million from the second quarter of 2008 and $0.3 million from the first quarter of 2009. The second quarter 2009 net interest margin declined 12 basis points from the second quarter of 2008 and 1 basis point from the first quarter 2009. Year-to-date 2009 net interest income increased $5.5 million from 2008’s comparable period, and the net interest margin declined 13 basis points.

The year-over-year quarter, linked quarter and year-to-date increases in net interest income were due to higher balances in average total loans primarily driven by higher commercial lending volume, as well as an increase in lower-cost transaction deposit accounts. Second quarter and year-to-date 2009 net interest income were also positively impacted by growth in the investments securities portfolio.

The year-over-year quarter and year-to-date net interest margin declines were primarily related to the lower overall market interest rate environment. However, this was partially offset by growth in average total loans and the continued mix shift in the loan portfolio from consumer to commercial, growth in the investment portfolio, as well as increased average total deposits, including the continued transition in the deposit mix from time to transaction deposits.

The linked quarter net interest margin benefited from stabilization of overall market interest rates over the past six months and increased average total loans and deposits combined with the continued transitions in the mix of these portfolios. However, this was offset by monthly cash flows from the investment portfolio that were not reinvested into securities.

On a tax equivalent basis, the second quarter of 2009 net interest margin of 3.64% decreased 14 basis points from 3.78% for the second quarter of 2008 and 1 basis point from the first quarter of 2009.  The 2009 year-to-date tax equivalent net interest margin of 3.65% decreased 16 basis points from the 3.81% for year-to-date 2008.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2009			March 31, 2009			June 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investments:
Federal funds sold	$0	$0	0.00%	$0	$0	0.00%	$4,095	$40	3.93%
Investment securities	731,119	8,409	4.61%	758,257	9,124	4.88%	422,463	5,179	4.93%
Loans (1):
Commercial loans	843,183	9,422	4.48%	825,399	8,914	4.38%	805,122	11,302	5,65%
Real estate – construction	257,487	2,391	3.72%	242,750	2,225	3.72%	179,078	2,287	5.14%
Real estate – commercial	869,985	12,066	5.56%	858,403	11,938	5.64%	747,077	12,059	6.49%
Real estate – residential	354,776	4,814	5.44%	377,938	5,163	5.54%	511,871	7,221	5.67%
Installment	89,857	1,502	6.70%	94,881	1,573	6.72%	121,000	2,012	6.69%
Home equity	302,159	2,835	3.76%	291,038	2,855	3.98%	257,954	3,725	5.81%
Credit card	26,577	595	8.98%	26,641	615	9.36%	26,043	657	10.15%
Lease financing	39	1	10.28%	47	1	8.63%	182	3	6.63%
Loan fees		352			373			380
Total loans	2,744,063	33,978	4.97%	2,717,097	33,657	5.02%	2,648,327	39,646	6.02%
Total earning assets	3,475,182	42,387	4.89%	3,475,354	42,781	4.99%	3,074,885	44,865	5.87%

Nonearning Assets
Cash and due from banks	81,016			85,650			81,329
Allowance for loan and lease losses	(36,644)			(37,189)			(29,248)
Premises and equipment	85,433			84,932			78,933
Other assets	179,471			168,763			155,750
Total assets	$3,784,458			$3,777,510			$3,361,649

Interest-bearing liabilities
Deposits:
Interest-bearing	$630,885	389	0.25%	$642,934	350	0.22%	$590,464	1,089	0.74%
Savings	645,197	487	0.30%	620,509	347	0.23%	617,029	1,321	0.86%
Time	1,131,972	8,204	2.91%	1,142,257	9,106	3.23%	1,193,447	12,225	4.12%

Short-term borrowings	385,769	527	0.55%	401,830	507	0.51%	194,183	1,130	2.34%
Long-term borrowings	156,809	1,571	4.02%	164,978	1,543	3.79%	62,226	686	4.43%
Total interest-bearing liabilities	2,950,632	11,178	1.52%	2,972,508	11,853	1.62%	2,657,349	16,451	2.49%

Noninterest-bearing liabilities and shareholders’ equity
Noninterest-bearing demand	425,330			416,206			394,352
Other liabilities	28,552			37,939			31,145
Shareholders’ equity	379,944			350,857			278,803
Total liabilities and
shareholders’ equity	$3,784,458			$3,777,510			$3,361,649

Net interest income		$31,209			$30,928			$28,414

Net interest spread			3.37%			3.37%			3.38%
Contribution of noninterest-bearing sources of funds			0.23%			0.24%			0.34%
Net interest margin (2)			3.60%			3.61%			3.72%

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

	Changes for the Three Months Ended June 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(499)	$(216)	$(715)	$(320)	$3,550	$3,230
Federal funds sold	0	0	0	0	(40)	(40)
Gross loans (1)	(383)	704	321	(6,853)	1,185	(5,668)
Total earning assets	(882)	488	(394)	(7,173)	4,695	(2,478)
Interest-bearing liabilities
Total interest-bearing deposits	$(832)	$109	$(723)	$(5,582)	$27	$(5,555)
Borrowed funds
Short-term borrowings	36	(16)	20	(865)	262	(603)
Federal Home Loan Bank long-term debt	5	(60)	(55)	(2)	869	867
Other long-term debt	79	4	83	18	0	18
Total borrowed funds	120	(72)	48	(849)	1,131	282
Total interest-bearing liabilities	(712)	37	(675)	(6,431)	1,158	(5,273)
Net interest income (2)	$(170)	$451	$281	$(742)	$3,537	$2,795

(1) Loans held for sale and nonaccrual loans are both included in gross loans.
(2) Not tax equivalent.

	Changes for the Six Months Ended June 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(452)	$8,494	$8,042
Federal funds sold	0	(605)	(605)
Gross loans (1)	(17,413)	2,681	(14,732)
Total earning assets	(17,865)	10,570	(7,295)
Interest-bearing liabilities
Total interest-bearing deposits	$(13,333)	$(158)	$(13,491)
Borrowed funds
Short-term borrowings	(1,545)	657	(888)
Federal Home Loan Bank long-term debt	(7)	1,774	1,767
Other long-term debt	(157)	0	(157)
Total borrowed funds	(1,709)	2,431	722
Total interest-bearing liabilities	(15,042)	2,273	(12,769)
Net interest income (2)	$(2,823)	$8,297	$5,474

(1) Loans held for sale and nonaccrual loans are both included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
Second quarter 2009 noninterest income was $14.1 million, compared with $13.8 million in the second quarter of 2008, and $12.0 million in the first quarter of 2009.  Second quarter 2009 results included a $3.3 million gain on the sale of investment securities and a $0.1 million gain on FHLMC shares.  The second quarter of 2008 included a $0.2 million loss on FHLMC shares.  First quarter 2009 results included a $0.6 million gain from the sale of the property and casualty liability portion of the company’s insurance business, prior to employee-related costs.

Second quarter 2009 noninterest income increased $0.3 million from the second quarter of 2008 and $2.1 million from the first quarter of 2009. Excluding the items previously disclosed, second quarter 2009 noninterest income declined $3.3 million from the second quarter of 2008 and $0.8 million from the first quarter of 2009.  The year-over-year decline was primarily due to lower service charges on deposit accounts, decreases in bankcard income, lower trust and wealth management fees, and a decline in other noninterest income.  The decline in other noninterest income was related to lower revenue from bank-owned life insurance, brokerage, and the property and casualty liability portion of the company’s insurance business that was sold during the first quarter of 2009.  Market-based revenues such as bank-owned life insurance and trust fees are reflective of the overall market conditions from which these revenues are derived.  The linked quarter benefited from increases in service charges on deposit accounts and bankcard income, but was also negatively impacted by lower fee income from the client derivative program and a decrease in trust and wealth management fees.

Year-to-date 2009 noninterest income was $26.1 million, a decline of $2.5 million from $28.6 million in 2008’s comparable period.  The year-to-date 2009 noninterest income included the items mentioned previously.  The year-to-date 2008 noninterest income included the FHLMC loss mentioned previously as well as a $1.6 million gain associated with the partial redemption of Visa Inc. common shares.  Excluding these items, year-to-date 2009 noninterest income declined $5.2 million from 2008’s comparable period.  This decline was primarily due to lower service charges on deposit accounts, decreases in bankcard income and lower trust and wealth management fees as well as a decline in income from bank-owned life insurance.

For the past several quarters, most fee income components of noninterest income have been negatively impacted by the declining economic conditions and their impact on consumer spending, while trust and wealth management fees were negatively impacted by volatility in the investment and equity markets. In the second quarter of 2009, a number of deposit and consumer-based fee income categories realized some improvement over the first quarter of 2009. Total service charges on deposit accounts increased $0.2 million, and bankcard income increased $0.1 million. Trust and wealth management fees were down slightly from the first quarter of 2009; however, the decline was not as severe as it had been over the past several quarters.

Since June 30, 2008, assets under management by the company’s wealth management division have declined by $366.4 million or 18% to $1.7 billion at June 30, 2009, primarily as a result of equity market declines.

NONINTEREST EXPENSE
Second quarter 2009 noninterest expense was $32.8 million, compared with $28.0 million in the second quarter of 2008, and $29.9 million in the first quarter of 2009.  Second quarter 2009 results included an FDIC special assessment of $1.7 million, FDIC expense of $1.7 million, and $0.4 million in acquisition-related expenses.  Second quarter 2008 results included a $1.3 million reduction in the liability for retiree medical benefits and $0.1 million in FDIC expense.  First quarter 2009 noninterest expense included FDIC expense of $0.3 million and severance payments of $0.2 million related to the sale of the property and casualty portion of the company’s insurance business which closed in the first quarter.

Second quarter 2009 noninterest expense was $32.8 million, an increase of $4.8 million from the second quarter of 2008, and an increase of $2.9 million from the first quarter of 2009.  Excluding the items mentioned previously, second quarter 2009 noninterest expense decreased $0.2 million from the second quarter of 2008 and $0.5 million from the first quarter of 2009.  The year-over-year quarter and linked quarter declines in noninterest expense were primarily related to lower salaries and benefits due to lower incentive based pay, partially offset by increased marketing costs as well as higher professional services and other noninterest expenses related to loan collection and resolution efforts.

Year-to-date 2009 noninterest expense increased $5.7 million to $62.7 million from $57.0 million in 2008’s comparable period. Excluding the items mentioned previously, year-to-date 2009 noninterest expense increased $0.3 million from 2008’s comparable period. This increase was primarily related to higher professional services and other noninterest expenses related to loan collection and resolution efforts, as well as increased marketing and furniture and equipment costs, partially offset by a lower salaries and benefits due to lower incentive pay.  The higher marketing and furniture and equipment costs were related to First Financial’s market expansion efforts, as the company opened two new banking centers in late 2008 and one new banking center in the Cincinnati market earlier this year.

The second quarter 2009 FDIC special assessment was applicable to all insured financial institutions. The FDIC is currently evaluating further increases in deposit insurance premiums for all insured institutions later in 2009, including a second possible special assessment later in the year.  In addition, regularly assessed FDIC insurance premiums increased.

INCOME TAXES
Income tax expense was $0.7 million and $3.9 million for the second quarters of 2009 and 2008, respectively. The effective taxes rates for the second quarters of 2009 and 2008 were 32.6% and 33.3%, respectively.  The decrease in the 2009 effective tax rate for the second quarter is primarily due to a contribution made to the company’s pension plan which was partially offset by reduced tax-exempt investment interest and executive life insurance income.

Income tax expense was $3.7 million and $7.4 million for the six months ended June 30, 2009, and 2008, respectively with a tax expense related to securities transactions of $1.2 million and $0.6 million for the six months ended June 20, 2009, and 2008, respectively.  The effective tax rates for the six months ended June 20, 2009, and 2008, were 34.2% and 32.9%, respectively.  The increase in the 2009 effective tax rate is primarily due to reduced tax-exempt investment interest and reduced executive life insurance income.

ASSETS
The outlook for growth in commercial lending remains positive as the company expands its presence in new and existing markets.  The 2008 opening of the Indianapolis office expanded the company’s presence into a metropolitan market not previously served.  The newly opened business office and retail banking center in the Dayton, Ohio suburb of Kettering serves a market where the company has successfully continued to expand its retail banking and commercial lending presence over the past several years.

During late 2005 and early 2006, management made a number of strategic decisions to realign its balance sheet and change its lending focus.  These decisions included exiting indirect installment lending and no longer holding its residential real estate loan originations on the balance sheet.

Average total loans increased $92.8 million or 3.5% from the second quarter of 2008, excluding loans held for sale of $5.9 million for the second quarter of 2009 and $3.0 million for the second quarter of 2008.  Average commercial, commercial real estate, and construction loans increased $239.4 million or 13.8% from the second quarter of 2008.

Average total loans increased $26.1 million or 3.9% on an annualized basis, from the first quarter of 2009, excluding loans held for sale of $5.9 million for the second quarter of 2009 and $5.1 million for the first quarter of 2009.  Average commercial, commercial real estate, and construction loans increased $44.1 million or 9.2% on an annualized, from the first quarter of 2009.

On a year-to-date basis, excluding loans held for sale of $5.5 million for the six months ended June 30, 2009 and $3.1 million for the comparable period in 2008, average total loans increased $105.8 million or 4.0%.  Average commercial, commercial real estate, and construction loans increased $257.0 million or 15.2% from June of 2008.

First Financial continues to experience strong loan growth, primarily within its commercial lending portfolios.  Overall declines in certain period-end and average loans are a result of the company’s strategy to de-emphasize certain consumer-based lending activities.

First Financial purchased $145.1 million in select performing commercial and consumer loans from Irwin Union Bank and Trust Company (Irwin) on June 30, 2009.  None of the loans purchased are residential development, land acquisition or development loans and at the time of purchase, none were 30 days or more delinquent, watch list, substandard, classified or criticized.  The loans were purchased at par.

During the fourth quarter of 2008, First Financial completed the sale of $80 million in perpetual preferred securities to the U.S. Treasury under the Capital Purchase Program (“CPP”), a component of the Troubled Asset Relief Program (“TARP”).  At the time of issuance the company had both short and long-term plans for the use of CPP proceeds.  In anticipation of the receipt of the $80 million in capital, the company began purchasing agency-guaranteed, mortgage backed securities during the fourth quarter 2008.  It was expected that as additional organic lending opportunities became available, the cash flows from the CPP Investment Portfolio would provide sufficient liquidity and capital support for redeployment into loans.  This investment portfolio was specifically designated as the CPP Investment Portfolio.

As a result of the June 30, 2009 purchase of the $145.1 million loan portfolio from Irwin, the company executed a strategy to restructure the CPP Investment Portfolio to fund this purchase.  During the second quarter of 2009, $149.4 million of CPP Investment Portfolio securities, with an effective yield of 4.67%, were sold resulting in an aggregate pre-tax gain of $3.3 million.  The CPP Investment Portfolio totaled $59.8 million at June 30, 2009, compared with $225.4 million at March 31, 2009.

Securities available-for-sale at June 30, 2009, totaled $528.2 million, compared with $421.7 million at June 30, 2008, and $732.9 million at March 31, 2009.  The total investment portfolio represented 14.8% and 13.4% of total assets at June 30, 2009 and 2008, respectively, and 20.1% of total assets at March 31, 2009.

At June 30, 2009, the company held 82.3% of its available-for-sale securities in residential mortgage-related investments, substantially all of which are held in highly-rated, agency-backed pass-through instruments, including collateralized mortgage obligations (CMOs).  All CMOs held by the company are AAA rated by Standard & Poor’s Corporation or similar rating agencies. First Financial does not own any interest-only, principal-only, or other high-risk securities.

The company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $7.5 million at June 30, 2009, compared with an unrealized after-tax loss of $0.9 million at June 30, 2008.  After-tax gains of $10.6 million were recorded at March 31, 2009 and $6.9 million at December 31, 2008.

DEPOSITS AND FUNDING
Average total deposits increased $38.1 million, or 1.4% from the second quarter of 2008 to the second quarter of 2009. Average transaction and savings deposits increased $99.6 million, or 6.2%, while average time deposits declined $61.5 million, or 5.2%.

On a linked quarter basis, average total deposits increased $11.5 million, or 1.6% on an annualized basis.  Average transaction and savings deposits increased $21.8 million, or 5.2% on an annualized basis.  Average time deposits declined $10.3 million, or 3.6% on an annualized basis.

Year-to-date average total deposits increased $13.9 million, or 0.5% from the comparable period of 2008.  Average transaction and savings deposits increased $83.2 million, or 5.2%, while average time deposits declined $69.3 million, or 5.7%.

First Financial experienced growth in average total deposit balances during the second quarter of 2009, particularly in savings and lower-cost average transaction deposits. This growth is a result of deposit-pricing strategies and other initiatives that the company implemented over the past several quarters in an effort to grow and retain more low-cost transaction-based retail and commercial deposits.  One new initiative recently launched is a retail sales program that comprehensively tracks client contacts as well as calling efforts, actual product sales and client service metrics.  The declines in average time deposits are attributable to a decrease in average total interest-bearing deposits primarily due to the runoff of time deposits resulting from disciplined pricing and the company’s strategy to generate lower-cost transaction-based accounts.

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

Second quarter 2009 nonperforming loans increased to $37.8 million from $24.9 million in the first quarter of 2009 and $15.4 million in the second quarter of 2008.  Both the linked-quarter and year-over-year increases were primarily attributable to continued deterioration within the commercial lending portfolios.  During the quarter, an $8.2 million commercial real estate construction loan participation was placed in nonaccrual.  The overall credit quality of the commercial lending portfolios has remained relatively strong throughout the economic downturn.  Late in the fourth quarter of 2008 and continuing into the first half of 2009, First Financial has seen a higher level of borrower stress related to the prolonged weak economic conditions.

While the economies in most of the markets the company serves are well diversified and the economic deterioration has been less severe in these areas compared with other parts of the United States,  the prolonged downturn and near record unemployment levels have begun to negatively affect clients who just a short time ago were not impacted by these adverse conditions.

The provision for loan and lease losses for the second quarter of 2009 was $10.4 million compared to $2.5 million for the same period in 2008 and $4.3 million for the linked-quarter.  Year-to-date provision for loan and lease losses was $14.6 for 2009 and $5.7 million for 2008.  The year-to-date 2009 provision expense, represented approximately 123% of year-to-date 2009 total net charge-offs.  The allowance for loan and lease losses at June 30, 2009, was 1.6 times the first six months annualized net charge-offs.  The allowance for loan and lease losses to period-end loans ratio was 1.34% as of June 30, 2009, compared to the June 30, 2008, and March 31, 2009, ratios of 1.11% and 1.33%, respectively.  First Financial’s allowance for loan and lease losses was $38.6 million at June 30, 2009, compared to $36.4 million at March 31, 2009, and $29.6 million at June 30, 2008.

Similar to the first quarter of 2009, the higher level of nonperforming loans in the second quarter of 2009 continued to adversely impact the company’s nonperforming loan coverage ratios. The second quarter 2009 allowance for loan and lease losses as a percent of nonaccrual and nonperforming loans was 102.8% and 102.3%, respectively, compared with 147.6% and 146.4%, respectively, in the first quarter of 2009, and 199.7% and 192.5%, respectively, in the second quarter of 2008. Although the allowance for loan and lease losses as a percent of nonaccrual and nonperforming loans has declined over the past several quarters, based on historical information available, the company believes that it continues to compare favorably with the industry and its peers on these and most other key credit ratios and metrics. First Financial expects that the challenging economic conditions will continue to persist over the coming quarters, and as a result, anticipates that credit costs may remain volatile during this uncertain period.

Prior to and throughout the economic downturn, the company has maintained strong underwriting policies, originated loans within its footprint and proactively managed its credit portfolio and worked with clients on loan resolution issues. However, in a continued effort to strengthen its loan underwriting standards and improve its management of potential problem credits, First Financial conducted an extensive review of its lending strategies, policies and procedures during the recent quarter.  Lending officers met face-to-face with substantially all clients whose lending relationship exceeded $0.5 million to obtain an update on each borrower’s current situation, including updating financial information.  As a result of this review, the company enhanced a number of its existing procedures and implemented some new lending strategies, including revising underwriting standards for larger commercial real estate construction loans, placing further restrictions on automotive industry borrowing and discontinuing commercial and residential real estate development lending.

Total loans 30 to 89 days past due at June 30, 2009 were $20.5 million, or 0.71% of period end loans, compared with $20.4 million, or 0.75% at March 31, 2009, and $22.1 million, or 0.83% at June 30, 2008. Management closely monitors these trends and ratios and considers the level of delinquent loans consistent with its expectation of the total loan portfolio’s behavior.

At June 30, 2009, the commercial real estate and real estate construction loan portfolio totaled $1.3 billion, or 43.4% of total loans, including $200.6 million or 6.9% of total loans for commercial real estate construction, and $65.8 million or 2.3% of total loans for residential construction, land acquisition, and development.  First Financial closely monitors the status of the $65.8 million in residential construction, land acquisition and development projects and works proactively with borrowers throughout all stages of the lending relationship. At June 30, 2009, there were $3.7 million in residential construction and land development loans in the nonperforming loan category. The company believes its internal lending policies, comprehensive underwriting standards, aggressive monitoring and frequent communication with borrowers are keys to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project, but cannot be assured that its efforts will be successful in this unique economic environment.  Additionally, the Office of the Comptroller of the Currency issued new regulatory guidance that changed the manner in which these loans are evaluated for future performance.  The implementation of this new regulatory guidance required the company to classify a higher level of loans in this portfolio as substandard or nonperforming.

First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage.

In 2005, First Financial made the strategic decisions to discontinue the origination of residential real estate loans primarily for retention on its balance sheet and to exit its indirect installment lending.  As a result, the residential real estate and indirect installment portfolios have declined $321.4 million and $233.7 million, excluding the impact of loan sales, since that time.  In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell substantially all its future originations to a strategic partner.  Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.

Second quarter of 2009 net charge-offs were $8.1 million, an annualized 119 basis points of average loans, compared to second quarter of 2008 net charge-offs of $2.6 million, an annualized 40 basis points of average loans, and first quarter of 2009 net charge-offs of $3.7 million, an annualized 55 basis points of average loans.  Year-to-date 2009 net charge-offs were $11.8 million, an annualized 88 basis points of average loans, compared to year-to-date 2008 net charge-offs of $5.2 million, an annualized 40 basis points of average loans.  The higher level of net charge-offs was primarily the result of two separate and unrelated vehicle floor plan relationships totaling approximately $3.8 million. Recently, the company discovered unusual activity related to these relationships resulting in violations of the terms of the loan agreements. These activities adversely impacted the borrowers’ abilities to repay their loans and given current market conditions, the market value of related collateral was not sufficient to remedy the situations. The involvement of federal law enforcement agencies and the resultant investigations of the borrowers are ongoing. First Financial has undertaken a thorough review of its floor plan lending and audit procedures and has made appropriate changes that it believes will help prevent similar situations in the future. The financial impact of the charge-offs related to these floor plan relationships was a decrease to second quarter 2009 net income and earnings per diluted common share on an after-tax basis of $2.4 million, or $0.06 per diluted common share, respectively. The company’s vehicle floor plan lending portfolio totaled $25.0 million at June 30, 2009. Also during the quarter, First Financial charged off a $1.3 million commercial real estate construction relationship, which represented the first charge-off in this particular loan category in six quarters.

The allowance for loan and lease losses increased to $38.6 million at June 30, 2009, from $36.4 million at March 31, 2009, and $29.6 million at June 30, 2008. The higher reserve reflects the impact from the addition of $145.1 million in performing commercial and consumer loans that were purchased from Irwin on June 30, 2009, as well as the continued weak economic environment, near record levels of unemployment and the uncertainty surrounding the timing of a recovery. The growth in period end loans as a result of the loan purchase reduced the allowance for loan and lease losses as a percent of period-end loans at June 30, 2009 by 5 basis points. The company believes that the $38.6 million allowance for loan and lease losses at June 30, 2009, or 1.34% of period end loans, is adequate to absorb probable credit losses inherent in its lending portfolio.

The table that follows indicates the activity in the allowance for loan losses for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended					Six Months Ended
	2009		2008			June 30,
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2009	2008
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$36,437	$35,873	$30,353	$29,580	$29,718	$35,873	$29,057
Provision for loan losses	10,358	4,259	10,475	3,219	2,493	14,617	5,716
Gross charge-offs
Commercial	4,707	2,521	2,168	1,568	946	7,228	1,491
Real estate-construction	1,340	0	0	0	0	1,340	0
Real estate-commercial	1,351	382	2,083	48	589	1,733	1,395
Real estate-residential	351	231	47	335	227	582	266
Installment	304	400	493	424	482	704	1,046
Home equity	332	218	238	135	525	550	1,176
All other	386	308	374	426	426	694	924
Total gross charge-offs (1)	8,771	4,060	5,403	2,936	3,195	12,831	6,298
Recoveries
Commercial	333	60	165	179	166	393	310
Real estate-construction	0	0	0	0	0	0	0
Real estate-commercial	14	16	40	37	19	30	22
Real estate-residential	20	2	5	4	5	22	16
Installment	203	254	189	225	246	457	561
Home equity	1	0	0	0	30	1	30
All other	54	33	49	45	98	87	166
Total recoveries	625	365	448	490	564	990	1,105
Total net charge-offs	8,146	3,695	4,955	2,446	2,631	11,841	5,193
Ending allowance for loan losses	$38,649	$36,437	$35,873	$30,353	$29,580	$38,649	$29,580

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED) (1)
Commercial	2.08%	1.21%	0.98%	0.67%	0.39%	1.65%	0.30%
Real estate-construction	2.09%	0.00%	0.00%	0.00%	0.00%	1.08%	0.00%
Real estate-commercial	0.62%	0.17%	0.98%	0.01%	0.31%	0.40%	0.38%
Real estate-residential	0.38%	0.25%	0.04%	0.27%	0.18%	0.31%	0.10%
Installment	0.45%	0.62%	1.18%	0.71%	0.78%	0.54%	0.77%
Home equity	0.44%	0.30%	0.34%	0.20%	0.77%	0.37%	0.90%
All other	5.00%	4.18%	4.79%	5.66%	5.03%	4.59%	0.77%
Total net charge-offs (1)	1.19%	0.55%	0.73%	0.36%	0.40%	0.88%	0.40%

While First Financial’s credit quality trends have experienced some deterioration over the past several quarters, the company believes it is still well-positioned to handle the challenging economic environment and avoid many of the troublesome areas facing the financial services industry.  However, the possibility exists that the company could experience higher credit costs over the next several quarters.

NONPERFORMING/UNDERPERFORMING ASSETS
The ratio of nonperforming loans to total loans increased to 131 basis points at the end of the second quarter of 2009 from 57 basis points at the end of the comparable period in 2008.  Total nonperforming assets at the end of the second quarter of 2009 were $43.0 million, an increase of $23.8 million from the end of the second quarter of 2008 primarily due to a higher level of nonaccrual commercial, construction, commercial real estate, and home equity loans, and other real estate owned.

The ratio of nonperforming loans to total loans increased from 91 basis points at the end of the first quarter of 2009 to 131 basis points at the end of the second quarter of 2009, and the ratio of nonperforming assets to period-end loans, plus other real estate owned, increased from 104 basis points at the end of the first quarter of 2009 to 148 basis points at the end of the second quarter of 2009. Total nonperforming assets on a linked-quarter basis increased $14.6 million from the end of the first quarter of 2009, primarily due to increased nonaccrual construction loans.

Accruing loans, including impaired loans, are transferred to nonaccrual status when, in the opinion of management, the collection of principal or interest is doubtful.  This generally occurs when a loan becomes 90 days past due as to principal or interest unless the loan is both well secured and in the process of collection.

Other real estate owned increased to $5.2 million at June 30, 2009, from $3.5 million at March 31, 2009, and $3.8 million at June 30, 2008. The linked quarter and year-over-year increases were primarily the result of commercial real estate additions, specifically, collateral related to the previously mentioned vehicle floor plan relationships that were charged-off during the quarter.  Balances related to residential real estate experienced a net decline during the second quarter of 2009.

The table that follows shows the categories that are included in nonperforming and underperforming assets as of June 30, 2009, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Quarter Ended
	2009		2008
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Nonaccrual loans
Commercial	$8,100	$8,412	$5,930	$5,194	$4,957
Real estate - construction	11,936	240	240	0	490
Real estate - commercial	10,130	9,170	4,779	3,361	3,592
Real estate - residential	4,897	4,724	5,363	3,742	4,461
Installment	394	464	459	417	438
Home equity	2,136	1,681	1,204	1,084	866
All other	0	0	6	32	8
Total nonaccrual loans	37,593	24,691	17,981	13,830	14,812
Restructured loans	197	201	204	208	554
Total nonperforming loans	37,790	24,892	18,185	14,038	15,366
Other real estate owned (OREO)	5,166	3,513	4,028	4,610	3,763
Total nonperforming assets	42,956	28,405	22,213	18,648	19,129
Accruing loans past due 90 days or more	318	255	138	241	245
Total underperforming assets	$43,274	$28,660	$22,351	$18,889	$19,374

Allowance for loan and lease losses to
Nonaccrual loans	102.81%	147.57%	199.51%	219.47%	199.70%
Nonperforming assets	102.27%	146.38%	197.27%	216.22%	192.50%
Total ending loans	1.34%	1.33%	1.34%	1.14%	1.11%
Nonaccrual loans to total loans	1.31%	0.91%	0.68%	0.53%	0.57%
Nonperforming assets to
Ending loans, plus OREO	1.48%	1.04%	0.83%	0.70%	0.71%
Total assets	1.14%	0.75%	0.60%	0.53%	0.55%

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

Capital expenditures, such as banking center expansions and technology investments, were $5.5 million and $3.8 million for the first six months of 2009 and 2008, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At June 30, 2009 and December 31, 2008, total short-term borrowings from the FHLB were $125.0 million and $150.0, respectively.  At June 30, 2009, and December 31, 2008, total long-term borrowings from the FHLB were $70.9 million and $83.2 million, respectively.  The total remaining borrowing capacity from the FHLB at June 30, 2009, was $201.3 million.

As of June 30, 2009, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $574.4 million as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities.  The market value of investment securities classified as available-for-sale totaled $528.2 million at June 30, 2009.  Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $0.4 million at June 30, 2009.  The market value of securities classified as trading totaled $0.2 million at June 30, 2009.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $16.0 million for the first six months of 2009.  As of June 30, 2009, First Financial’s subsidiaries had retained earnings of $129.4 million of which $6.4 million was available for distribution to First Financial without prior regulatory approval.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank.  This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders.  As of June 30, 2009, the outstanding balance was $25.0 million compared to an outstanding balance of $57.0 million at December 31, 2008.  The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs.  First Financial renewed the credit facility during the first quarter of 2009 for a period of one year with an amended, maximum outstanding balance of $40.0 million.  The credit agreement requires First Financial to maintain certain covenants including return on average assets and those related to asset quality and capital levels.  For the quarter ending June 30, 2009, First Financial was in compliance with all covenants with the exception of the return on average assets covenant.  First Financial’s second quarter 2009 rolling twelve month return on average assets of 0.54% was below the minimum of 0.60% required by the credit agreement.  The return on average assets covenant was waived at June 30, 2009 as part of an amended agreement. The credit facility was subsequently amended to reduce the maximum outstanding balance to $25.0 million and reduce the return on average assets covenant for future periods.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.3 million for each of the three months ended June 30, 2009, and 2008.  Interest expense for the six months ended June 30, 2009 and 2008 was $0.6 million and $0.7 million, respectively.  Through the execution of an interest-rate swap the company has fixed its interest rate on the debentures for the next 10 years at 6.20%.

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

On June 8, 2009, First Financial completed a public offering of 13.8 million shares of its common stock adding approximately $98.0 million of additional common equity, after offering related costs. As a result of the capital raised during the quarter, the company's already strong capital ratios further improved and continued to significantly exceed the amounts necessary to be classified as well capitalized.

Consolidated regulatory capital ratios at June 30, 2009, included the leverage ratio of 12.02%, Tier 1 ratio of 14.77%, and total capital ratio of 16.02%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $246.6 million, on a consolidated basis.  The tangible capital ratio was 11.14% and the tangible common equity ratio was 9.06% at June 30, 2009.  The $145.1 million loan portfolio purchased from Irwin reduced the Tier 1 Capital and Total Risk-Based Capital ratios by 57 and 62 basis points, respectively, at June 30, 2009.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of June 30, 2009, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2009, and December 31, 2008, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

On October 1, 2008, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC).  Subsequently on May 1, 2009, the company amended the shelf registration on Form S-3.  This amended shelf registration statement allowed the company to raise capital from time to time, up to an aggregate of $200 million, through the sale of various types of securities.  On June 8, 2009, the company completed a public offering of 13,800,000 shares of its common stock at a price of $7.50 per share resulting in net proceeds of $98.1 million of additional common equity after offering related costs.  Subsequent to this offering, the company has the ability to raise additional capital of $96.5 million under this amended shelf registration statement.  Specific terms and prices will be determined at the time of any future offering under a separate prospectus supplement to be filed with the SEC at the time of the offering.

The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80,000 equal to approximately 3.0% of the company’s then risk-weighted assets.  Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share.  Such preferred shares pay a dividend of 5% for the first five years and will increase to 9% thereafter.  In addition, subject to certain limited exceptions, financial institutions participating in the CPP are prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the Treasury.  Participating financial institutions are also subject to certain limitations on executive compensation as well as other conditions.  On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury.  On February 19, 2009, the registration statement was deemed effective by the SEC.

First Financial also opted to participate in the FDIC’s temporary liquidity guarantee program.  The components of this program include the guarantee, until December 31, 2012, of certain newly issued senior unsecured debt issued by banks and bank holding companies through October 31, 2009 and full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of size, until the end of 2009.  Participation in these programs will result in an increase in deposit insurance premiums and any debt will be subject to an insurance premium.

First Financial designated an investment portfolio specifically supported by the CPP capital. This investment portfolio, referred to as the CPP Investment Portfolio totaled $59.8 million at June 30, 2009, compared with $225.4 million at March 31, 2009, and $121.9 million at December 31, 2008.  During the second quarter of  2009, the company sold $149.4 million of CPP Investment Portfolio securities to fund the $145.1 million loan purchase from Irwin.  Additional details on this redeployment strategy are discussed in the Assets section of this Form 10-Q.

Earnings from the CPP Investment Portfolio in the first and second quarters had a positive effect on net interest income and exceeded the quarterly dividends paid to the Treasury on their investment in the preferred shares. During the second quarter of 2009, the company paid a $1.0 million dividend to the Treasury. Year-to-date 2009 dividends paid to the Treasury total $1.6 million.

Many financial institutions that elected to participate in the CPP have now redeemed the preferred shares they issued to the Treasury and repaid the Treasury in full. First Financial’s board of directors continues to evaluate the company’s capital plan and structure, including the merits of continued participation in the CPP after having successfully raised approximately $98.0 million in common equity. At this time a decision on First Financial’s continued participation in the CPP has not been made.

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2009, and the year ended December 31, 2008 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total capital to risk-weighted assets
Consolidated	$492,696	16.02%	$246,083	8.00%	N/A	N/A
First Financial Bank	351,141	11.46%	245,071	8.00%	$306,339	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	454,243	14.77%	123,042	4.00%	N/A	N/A
First Financial Bank	305,343	9.97%	122,535	4.00%	183,803	6.00%

Tier 1 capital to average assets
Consolidated	454,243	12.02%	150,457	4.00%	N/A	N/A
First Financial Bank	305,343	8.11%	149,950	4.00%	187,437	5.00%

December 31, 2008
Total capital to risk-weighted assets
Consolidated	$392,180	13.62%	$230,284	8.00%	N/A	N/A
First Financial Bank	354,333	12.37%	229,086	8.00%	$286,358	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	356,307	12.38%	115,142	4.00%	N/A	N/A
First Financial Bank	311,037	10.86%	114,543	4.00%	171,815	6.00%

Tier 1 capital to average assets
Consolidated	356,307	10.00%	141,689	4.00%	N/A	N/A
First Financial Bank	311,037	8.77%	141,188	4.00%	176,485	5.00%

The capital levels for First Financial Bank do not include the additional capital that the company received from the U.S. Treasury in December 2008, under its CPP, nor do they include the proceeds from the recently completed common equity stock offering.  Proceeds from these recent capital raise initiatives remain at the parent company at this time.

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

Presented below is the estimated impact on First Financial’s net interest income as of June 30, 2009, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2009	(4.85)%	(2.23)%	4.04%	5.92%

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of June 30, 2009, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2009	(12.64)%	(4.77)%	2.17%	1.05%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 0.97% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.  First Financial’s second quarter 2009 interest rate risk position is influenced by the short-term funding related to securities purchased for the CPP portfolio and the loans recently acquired from Irwin.

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

In addition to the following discussion, see Part I, Item 1A, “Risk Factors” and Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in the 2008 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting First Financial.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.

Late in 2008 we began to experience a downturn in the overall credit performance of our loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels and decreased sources of liquidity are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increases in our loan loss reserves.

We expect credit quality to remain challenging and continue to deteriorate for at least the remainder of 2009. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that a deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations. Because we have substantially fewer nonperforming assets than many of our peers, the credit quality of our loan portfolio may deteriorate at a faster rate than many of our peers.

The results of the internal stress test that we have released may not accurately predict the impact on our company if the condition of the economy were to continue to deteriorate.

During 2009 we conducted an internal stress test. The stress test was based on the tests that were recently administered to the nation’s 19 largest banks by the U.S. Treasury in connection with its Supervisory Capital Assessment Program. Under the stress test, we applied the U.S. Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

While we believe we have appropriately applied the U.S. Treasury’s assumptions in performing this internal stress test, we can not assure you that the results of this test are comparable to the results of stress tests performed and publicly released by the U.S. Treasury or that the results of our stress test would be the same if it had been performed by the U.S. Treasury. Moreover, the results of the stress test may not accurately reflect the impact on our company if the economy does not improve or continues to deteriorate. Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our resources and capital requirements, than those predicted by our internal stress test.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. We have seen a significant increase in the level of potential problem loans and other loans with higher than normal risk. We expect to receive more frequent requests from borrowers to modify loans. The related accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

State and federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We expect fluctuations in our loan loss provisions due to the uncertain economic conditions.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, including First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common and Series A Preferred Stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

To enhance liquidity, we may depend upon borrowings under credit facilities or other indebtedness. We currently maintain a $25 million credit facility with an unaffiliated bank, which is fully drawn and expires in March, 2010. It is uncertain whether we may be successful in renewing such facility. As a result of recent turbulence in the capital and credit markets, many lenders and institutional investors have reduced or ceased to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings. In addition, if we decide to repurchase the Series A Preferred Stock and the Warrants and use cash available to us other than from the proceeds of this offering, our liquidity could be negatively impacted further.

Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace our existing credit facility, could have a material adverse effect on our liquidity and on our ability to pay dividends on our common and preferred shares and interest and principal on our debt.

Potential acquisitions may disrupt our business and dilute shareholder value and we may not be able to successfully consummate or integrate such acquisitions.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value (including goodwill) of the target company;

•	difficulty in receiving appropriate regulatory approval for any proposed transaction;

•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval and other closing conditions. We may expend substantial time and resources pursuing potential acquisitions which may not be consummated because regulatory approval is not received or other closing conditions are not satisfied. In addition, our existing credit facility and the terms of other indebtedness that we may subsequently incur may restrict our ability to consummate certain acquisitions. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an adverse impact on our liquidity, results of operations, and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner and could be significantly more expensive than we anticipate.

We may fail to realize the anticipated benefits of the Peoples Community Bank acquisition.

The success of the acquisition by First Financial Bank of certain assets and assumption of certain liabilities of Peoples Community Bank on July 31, 2009 from the FDIC as receiver for Peoples Community Bank, will depend on, among other things, our ability to realize anticipated cost savings and to combine the business of First Financial Bancorp. and the branches acquired from Peoples Community Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of the Peoples Community Bank branches or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition.

Our future growth and profitability depends, in part, on our ability to successfully imanage combined operations. For the acquisition to be successful, we will have to succeed in combining our personnel and operations with those of Peoples Community Bank. We cannot assure you that our plan to integrate and operate the combined operations will be timely or efficient, or that we will successfully retain existing customer relationships of Peoples Community Bank.

It is possible that the integration process could result in the disruption of Peoples Community Bank’s ongoing operations, or we could discover inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Branch Acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)     The following table shows the total number of shares repurchased in the second quarter of 2009.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through
April 30, 2009	2,408	$11.24	0	4,969,105
May 1 through
May 31, 2009	0	0	0	4,969,105
June 1 through
June 30, 2009	0	0	0	4,969,105
Total	2,408	$11.24	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
April 1 through
April 30, 2009	0	$0.00
May 1 through
May 31, 2009	0	0.00
June 1 through
June 30, 2009	0	0.00
Total	0	$0.00

Director Fee Stock Plan
April 1 through
April 30, 2009	2,408	$11.24
May 1 through
May 31, 2009	0	0.00
June 1 through
June 30, 2009	0	0.00
Total	2,408	$11.24

Stock Option Plans
April 1 through
April 30, 2009	0	$0.00
May 1 through
May 31, 2009	0	0.00
June 1 through
June 30, 2009	0	0.00
Total	0	$0.00

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock.  Neither of the plans expired during this quarter.  However, as of  June 30, 2009, all shares under the 2003 plan have been repurchased.  The table that follows provides additional information regarding those plans.

		Total Shares
Announcement	Total Shares Approved for	Repurchased Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None
2/25/2003	2,243,715	2,243,715	Completed

Item 4.            Submission of Matters to a Vote of Security Holders

On June 15, 2009, First Financial held its annual meeting of shareholders.  There were 37,474,422 shares eligible to vote at the annual meeting with a total of 33,726,847 shares voted or 89.99% of the total shares eligible to vote.  The voting results of the meeting are as follows:

1)	Three directors wee elected and the aggregate votes cast for or withheld were as follows:

			Votes
Name	Term	Votes For	Withheld
Mark A. Collar	3 years	32,736,599	990,248
Murph Knapke	3 years	26,241,055	7,485,793
William J. Kramer	3 years	32,217,740	1,509,108

Directors whose terms continue beyond the 2008 Annual Meeting:

Class III expiring in 2010:
J. Wickliffe Ach
Donald M. Cisle, Sr.
Corinne R. Finnerty

Class II expiring in 2011:
Claude E. Davis
Susan L. Knust
Richard E. Olszewski

		Number of shares
		For	Against	Abstain	Broker Non- Votes
2)	The proposal to approve the 2009 Employee Stock Plan was approved as set forth in this table.	21,881,601	8,444,897	397,156	3,003,193
3)	The proposal to approve the 2009 Non-Employee Director Stock Plan was approved as set forth in this table.	27,077,907	3,163,840	481,906	3,003,194
4)	The proposal to approve an amendment to the Articles of Incorporation to allow for issuance of additional shares of preferred stock was withdrawn.		Proposal was withdrawn
5)	The proposal to consider and approve a non-binding advisory resolution on First Financial’s executive compensation was approved as set forth in this table.	24,573,061	8,522,322	631,463
6)	The proposal to ratify the appointment of Ernst & Young as the Corporation’s independent registered accounting firm for the year ending December 31, 2009 was approved as set forth in this table.	33,034,717	469,695	222,433
7)	The proposal for the consideration of a non-binding shareholder proposal regarding the annual election of directors was approved as set forth in this table. The Board of Directors will evaluate its options regarding the non-binding proposal.	17,017,098	12,881,118	525,437	3,003,194
8)	The proposal to adjourn the annual meeting, if necessary to solicit additional proxies was approved as set forth in this table. However, the board of directors determined to not adjourn the meeting.	18,121,188	14,981,887	623,770

No other matters were brought before the meeting for a vote.

Item 6.          Exhibits

(a) Exhibits:
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

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

10.8	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.9	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.10	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13	Form of Agreement for Restricted Stock Awards (2005-2008) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

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

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards (filed as Exhibit 10.24 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.25	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.26	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan (2009) (incorporated herein by reference to the Form 8-K filed on April 16, 2009).*

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings
J. Franklin Hall	Anthony M. Stollings
Executive Vice President and	Senior Vice President, Chief Accounting
Chief Financial Officer	Officer, and Controller

Date	8/7/09	Date	8/7/09