Form 10-Q
period 2009-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2009-11-16
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes     ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009
Common stock, No par value	51,430,722

FIRST FINANCIAL BANCORP.

INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$243,924	$100,935
Fed funds sold	728,853	0
Investment securities trading	338	61
Investment securities available-for-sale, at market value	523,355	659,756
(cost $504,716 at September 30, 2009 and $648,845 at December 31, 2008)
Investment securities held-to-maturity	17,928	4,966
(market value $18,503 at September 30, 2009 and $5,135 at December 31, 2008)
Other investments	87,693	27,976
Loans held for sale	2,729	3,854
Loans:
Commercial	818,953	807,720
Real estate-construction	245,535	232,989
Real estate-commercial	1,039,599	846,673
Real estate-residential	331,678	383,599
Installment	87,387	98,581
Home equity	327,779	286,110
Credit card	27,713	27,538
Lease financing	18	50
Total loans, excluding covered loans	2,878,662	2,683,260
Covered loans	2,056,156	0
Total loans	4,934,818	2,683,260
Less:
Allowance for loan losses	55,770	35,873
Net loans	4,879,048	2,647,387
Premises and equipment	105,707	84,105
Goodwill	46,931	28,261
Other intangibles	7,105	1,002
OREO covered by loss share	12,022	0
FDIC indemnification asset	316,860	0
Accrued interest and other assets	287,409	140,839
TOTAL ASSETS	$7,259,902	$3,699,142

LIABILITIES
Deposits:
Interest-bearing	$1,364,556	$636,945
Savings	965,750	583,081
Time	2,703,392	1,150,208
Total interest-bearing deposits	5,033,698	2,370,234
Noninterest-bearing	802,286	413,283
Total deposits	5,835,984	2,783,517
Short-term borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	35,763	147,533
Federal Home Loan Bank	65,000	150,000
Other	0	57,000
Total short-term borrowings	100,763	354,533
Long-term debt	410,356	148,164
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	220,932	43,981
TOTAL LIABILITIES	6,588,655	3,350,815

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value
Authorized - 80,000 shares
Outstanding - 80,000 shares in 2009 and 2008	78,271	78,019
Common stock - no par value
Authorized - 160,000,000 shares
Issued - 62,358,614 shares in 2009 and 48,558,614 shares in 2008	490,854	394,169
Retained earnings	294,231	76,339
Accumulated other comprehensive loss	(6,659)	(11,905)
Treasury Stock, at cost, 10,927,192 shares in 2009 and 11,077,413 shares in 2008	(185,450)	(188,295)
TOTAL SHAREHOLDERS' EQUITY	671,247	348,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,259,902	$3,699,142

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$44,913	$39,754	$112,548	$122,121
Investment securities
Taxable	6,241	5,349	22,954	13,257
Tax-exempt	352	631	1,172	2,214
Total investment securities interest	6,593	5,980	24,126	15,471
Federal funds sold	0	22	0	627
Total interest income	51,506	45,756	136,674	138,219
Interest expense
Deposits	11,490	13,608	30,373	45,982
Short-term borrowings	261	1,720	1,295	3,642
Long-term borrowings	1,977	707	4,534	1,497
Subordinated debentures and capital securities	323	311	880	1,025
Total interest expense	14,051	16,346	37,082	52,146
Net interest income	37,455	29,410	99,592	86,073
Provision for loan losses	26,655	3,219	41,272	8,935
Net interest income after provision for loan losses	10,800	26,191	58,320	77,138

Noninterest income
Service charges on deposit accounts	5,408	5,348	13,776	14,906
Trust and wealth management fees	3,339	4,390	9,881	13,666
Bankcard income	1,379	1,405	4,092	4,196
Net gains from sales of loans	63	376	855	783
Gains on sales of investment securities	0	0	3,349	1,585
Gain on acquisition	383,330	0	383,330	0
Income (loss) on preferred securities	154	(3,400)	277	(3,601)
Other	1,213	2,359	5,456	7,566
Total noninterest income	394,886	10,478	421,016	39,101

Noninterest expenses
Salaries and employee benefits	22,051	16,879	55,927	49,847
Net occupancy	3,442	2,538	8,912	8,000
Furniture and equipment	1,874	1,690	5,527	4,960
Data processing	973	791	2,585	2,398
Marketing	871	622	2,211	1,613
Communication	737	601	2,077	2,155
Professional services	1,220	729	3,427	2,551
State intangible tax	628	697	1,944	2,071
FDIC expense	1,612	115	5,318	363
Other	12,409	3,678	20,619	11,371
Total noninterest expenses	45,817	28,340	108,547	85,329
Income before income taxes	359,869	8,329	370,789	30,910
Income tax expense	133,682	2,597	137,417	10,032
Net income	226,187	5,732	233,372	20,878
Dividends on preferred stock	1,000	0	2,578	0
Net income available to common shareholders	$225,187	$5,732	$230,794	$20,878

Net earnings per common share - basic	$4.41	$0.15	$5.37	$0.56
Net earnings per common share - diluted	$4.38	$0.15	$5.31	$0.56
Cash dividends declared per share	$0.10	$0.17	$0.30	$0.51
Average basic shares outstanding	51,027,887	37,132,864	43,005,983	37,104,793
Average diluted shares outstanding	51,457,189	37,504,231	43,502,561	37,487,037

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net income	$233,372	$20,878
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for loan and lease losses	41,272	8,935
Provision for depreciation and amortization	5,613	5,021
Stock-based compensation expense	2,073	1,440
Pension expense	833	998
Net amortization of premiums and accretion of discounts
on investment securities	1,031	115
Gains on sales of investment securities	(3,349)	(1,585)
(Income) loss on trading securities	(277)	3,602
Gain on acquisition	(383,330)	0
Originations of loans held for sale	(114,966)	(68,568)
Net gains from sales of loans held for sale	(948)	(783)
Proceeds from sales of loans held for sale	113,558	68,180
Deferred income taxes	153,056	(1,205)
(Increase) decrease in interest receivable	(11,029)	2,605
Increase in cash surrender value of life insurance	(3,178)	(3,043)
Increase in prepaid expenses	(991)	(265)
Increase (decrease) in accrued expenses	10,178	(2,601)
Decrease in interest payable	(847)	(2,117)
Contribution to pension plan	(30,800)	0
Other	(2,070)	(552)
Net cash provided by operating activities	9,201	31,055

Investing activities
Proceeds from sales of securities available-for-sale	152,720	1,124
Proceeds from calls, paydowns and maturities of securities
available-for-sale	135,566	72,487
Purchases of securities available-for-sale	(113,042)	(197,972)
Proceeds from calls, paydowns and maturities of securities
held-to-maturity	647	602
Net (increase) decrease in federal funds sold	(728,853)	106,990
Net increase in loans and leases	(222,097)	(143,909)
Proceeds from disposal of other real estate owned	5,046	1,578
Purchases of premises and equipment	(13,880)	(8,095)
Net cash acquired from acquisitions	245,944	0
Net cash proceeds received in FDIC assisted acquisitions	967,391	0
Net cash provided by (used in) investing activities	429,442	(167,195)

Financing activities
Net increase (decrease) in total deposits	33,241	(182,510)
Net (decrease) increase in short-term borrowings	(308,770)	215,206
Payments on long-term borrowings	(101,463)	(8,328)
Proceeds from long-term borrowings	0	115,000
Cash dividends paid on common stock	(13,880)	(19,080)
Cash dividends paid on preferred stock	(2,578)	0
Issuance of common stock	97,985	0
Excess tax liability on share-based compensation	(189)	(31)
Net cash (used in) provided by financing activities	(295,654)	120,257

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	142,989	(15,883)
Cash and cash equivalents at beginning of period	100,935	106,224
Cash and cash equivalents at end of period	$243,924	$90,341

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
Supplemental Schedule for Investing Activities
Acquisitions
Assets acquired-Peoples	$565,992	$0
Liabilities assumed-Peoples	584,661	0
(Goodwill) bargain purchase gain	$(18,669)	$0

Assets acquired-Irwin	$3,269,532	$0
Liabilities assumed-Irwin	2,886,202	$0
Bargain purchase gain (goodwill)	$383,330	$0

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated other
	Stock	Stock	Stock	Stock	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balance at December 31, 2007	0	$0	48,558,614	$391,962	$82,093	$(7,127)	(11,190,806)	$(190,345)	$276,583
Cumulative adjustment for accounting changes:
Fair value option					(750)	750			0
Split dollar life insurance					(2,499)				(2,499)
Net income					20,878				20,878
Unrealized holding losses on securities available-for-sale arising during the period						(560)			(560)
Change in retirement obligation						279			279
Unrealized gain on derivatives						373			373
Total comprehensive income									20,970
Cash dividends declared ($0.34 per share)					(19,090)				(19,090)
Excess tax liability on share-based compensation				(31)					(31)
Restricted stock awards, net				(2,122)			108,799	1,969	(153)
Share-based compensation expense				1,440					1,440
Balances at September 30, 2008	0	0	48,558,614	391,249	80,632	(6,285)	(11,082,007)	(188,376)	277,220
Balances at December 31, 2008	80,000	78,019	48,558,614	394,169	76,339	(11,905)	(11,077,413)	(188,295)	348,327
Net income					233,372				233,372
Unrealized holding gains on securities available-for-sale arising during the period						4,939			4,939
Change in retirement obligation						501			501
Unrealized loss on derivatives						(194)			(194)
Total comprehensive income									238,618
Issuance of common stock			13,800,000	97,985					97,985
Cash dividends declared									0
Common stock at $0.30 per share					(12,650)				(12,650)
Preferred stock					(2,578)				(2,578)
Discount on preferred stock		252			(252)				0
Excess tax liability on share-based compensation				(189)					(189)
Restricted stock awards, net of forfeitures				(3,184)			150,221	2,845	(339)
Share-based compensation expense				2,073					2,073
Balances at September 30, 2009	80,000	$78,271	62,358,614	$490,854	$294,231	$(6,659)	(10,927,192)	$(185,450)	$671,247

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ materially from those estimates.  These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008.  These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2008, has been derived from the audited financial statements in the company’s 2008 Form 10-K.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective July 1, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Tax Force, and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The change to ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2009, First Financial adopted FASB ASC Topic 805, Business Combinations.  This topic significantly changes how business acquisitions are accounted for, continuing the transition to fair value measurement, and will impact financial statements both on the acquisition date and in subsequent periods.  This topic requires the acquirer to recognize assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date.  The Business Combinations topic changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price, and preacquisition contingencies associated with acquired assets and liabilities.  In addition, this topic requires enhanced disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Effective June 30, 2009, First Financial adopted the amended guidance on the initial recognition and measurement, subsequent measurements and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination in ASC Topic 805.  This guidance is effective for all acquisitions of assets and liabilities arising from contingencies in a business combination with closing dates after January 1, 2009.

The guidance in FASB ASC Topic 805 was considered in the accounting for First Financial’s business combinations during the third quarter of 2009.  For further detail, see Note 3 – Business Combinations.

Effective January 1, 2009, First Financial adopted the requirements of FASB ASC Topic 810 on Noncontrolling Interests in Consolidated Financial Statements. This guidance changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. The Noncontrolling Interests topic requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests.  All other requirements of this topic are required to be applied prospectively. First Financial has no existing consolidated minority interests and management does not anticipate this will occur in the future; therefore, this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

In June of 2009, the FASB amended the consolidation guidance on variable interest entities in ASC Topic 810.  This guidance affects all entities and enterprises currently within its scope, as well as qualifying special purpose entities that were previously outside of its scope, and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  First Financial is evaluating the revised guidance and does not anticipate a material impact on the Consolidated Financial Statements.

Effective January 1, 2009, First Financial adopted the requirements of FASB ASC Topic 815, Derivatives and Hedging.  This guidance is intended to help investors better understand how derivative instruments and hedging activities impact an entity’s financial condition, financial performance, and cash flows through enhanced disclosure requirements.  For further detail on First Financial’s derivative instruments and hedging activities, see Note 6 – Derivatives.

Effective January 1, 2009, First Financial adopted the requirements of the FASB ASC Topic 860, Transfers and Servicing.  This topic applies to repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with the initial transfer.  This topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, known as a linked transaction.  However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective June 30, 2009, First Financial adopted the requirements of FASB ASC Topic 320, Investments – Debt and Equity Securities.  This topic revised the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective June 30, 2009, First Financial adopted the requirements of FASB ASC Topic 820, Fair Value Measurements and Disclosures.  This topic provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective September 30, 2009, First Financial adopted additional guidance clarifying the appropriate techniques for measuring the fair value of liabilities in FASB ASC Topic 820. This guidance was effective for the first reporting period, including interim periods, after issuance.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective June 30, 2009, First Financial adopted the requirements of FASB ASC Topic 825, Financial Instruments.  This topic extends the original disclosure requirements about the fair value of financial instruments to interim financial statements of publicly traded companies.  For further detail on First Financial’s fair value disclosures, see Note 12 – Fair Value Disclosures.

Effective June 30, 2009, First Financial adopted the requirements of FASB ASC Topic 855, Subsequent Events.  This topic represents the inclusion of guidance on subsequent events in accounting literature and provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  The Subsequent Events topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  For further detail on First Financial’s assessment of subsequent events, see Note 15 – Subsequent Events.

In June of 2009, the FASB amended the derecognition guidance on transfers of financial assets in ASC Topic 860, Transfers and Servicing.  This guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidations, to qualifying special-purpose entities.  This guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  First Financial is evaluating the revised guidance included in this topic and does not anticipate a material impact on the Consolidated Financial Statements.

In December 2008, the FASB issued additional guidance on ASC Topic 715, Compensation-Retirement Benefits-Defined Benefits.  This guidance requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans including disclosure of the fair value of each major asset category, consideration of whether additional categories or further disaggregation should be disclosed, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, and reconciliation of beginning and ending balances of plan assets with fair values measured using significant unobservable inputs.  This guidance is effective for fiscal years ending after December 15, 2009 with early adoption permitted.  First Financial is evaluating the revised disclosure requirements included in this topic and does not anticipate a material impact on the Consolidated Financial Statements.

NOTE 3:  BUSINESS COMBINATIONS
On July 31, 2009, First Financial Bank, N.A. (First Financial Bank), a wholly owned subsidiary of First Financial Bancorp, entered into a purchase and assumption agreement (Peoples Agreement) with the Federal Deposit Insurance Corporation (FDIC), as receiver, pursuant to which First Financial acquired certain assets and assumed substantially all of the deposits and certain liabilities of Peoples Community Bank (Peoples).

Prior to the acquisition, Peoples operated 19 banking centers in the Cincinnati, Ohio metropolitan area.  Excluding the effects of purchase accounting adjustments, First Financial acquired $579.6 million in assets and assumed approximately $520.8 million of the deposits of Peoples. Additionally, First Financial purchased loans with an estimated fair value of $324.4 million, $11.7 million of other real estate owned (OREO) and $37.7 million of investment securities.

In connection with the Peoples acquisition, First Financial Bank entered into a loss sharing agreement with the FDIC that covers $449.7 million of assets, based upon seller’s records, including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and OREO (covered assets).  First Financial acquired other Peoples assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.  Pursuant to the terms of the loss sharing agreement, the covered assets are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $190.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

On September 18, 2009, First Financial Bank, N.A, entered into separate purchase and assumption agreements (Irwin Agreements) with the FDIC, as receiver, pursuant to which First Financial acquired certain assets and assumed substantially all of the deposits and certain liabilities of Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB). Irwin Union Bank and Irwin FSB are collectively referred to herein as Irwin.

Prior to the acquisition, Irwin operated 27 banking centers primarily located in Indiana, with banking centers also located in Michigan, Nevada, Arizona, California, Kentucky, Missouri, New Mexico and Utah. Excluding the effects of purchase accounting adjustments, First Financial acquired $2.6 billion in assets and assumed approximately $2.5 billion of the deposits of Irwin. Additionally, First Financial purchased loans with a fair value of $1.8 billion, offices and other bank properties of $13.0 million and $78.7 million of investment securities.

In connection with the Irwin acquisitions, First Financial Bank entered into loss sharing agreements with the FDIC that collectively cover approximately $2.2 billion of assets, based upon seller’s records, which include single family residential mortgage loans, commercial real estate and commercial and industrial loans (covered assets). First Financial acquired other Irwin assets that are not covered by loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets of Irwin Union Bank are subject to a stated loss threshold of $526.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $526.0 million, and 95% of losses in excess of this amount. Also pursuant to the terms of the loss sharing agreements, the covered assets of Irwin FSB are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $110.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and First Financial reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and First Financial reimbursement of recoveries to the FDIC for eight years, in each case as described above.

The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $68.5 million and $248.4 million for the Peoples Agreement and the Irwin Agreements, respectively, on the acquisition dates. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

First Financial has determined that the acquisitions of the net assets of Peoples and Irwin constitute business combinations as defined by the FASB ASC Topic 805, Business Combinations.  Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required.  Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.  These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing dates of the acquisitions as additional information relative to closing date fair values becomes available.  First Financial and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by First Financial and/or the purchase prices.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates.

First Financial did not acquire the real estate, banking facilities, furniture and equipment of Peoples as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date, but has been extended by the FDIC.  Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals and determined at a later date.  First Financial is leasing these facilities and equipment from the FDIC until current appraisals are received and a final decision is made.

	Peoples			Irwin
	As Recorded	Fair Value	As Recorded	As Recorded	Fair Value	As Recorded
(dollars in $000's)	by FDIC	Adjustments	by FFB	by FDIC	Adjustments	by FFB

Assets:
Cash and interest-bearing deposits	$87,158	$0	$87,158	$158,786	$0	$158,786
Investment securities	37,681	-	37,681	78,735	-	78,735
			-
Covered loans	431,217	(106,836)	324,381	2,237,158	(462,148)	1,775,010
Total loans	431,217	(106,836)	324,381	2,237,158	(462,148)	1,775,010

Goodwill (Bargain Purchase)	-	18,669	18,669	-	(383,330)	(383,330)
Core deposit intangible	-	1,578	1,578	-	3,124	3,124
Covered other real estate owned	18,457	(6,763)	11,694	832	-	832
FDIC indemnification asset	-	68,456	68,456	-	248,404	248,404
Other assets	5,115	(4,695)	420	98,002	(26,127)	71,875
Total assets acquired	$579,628	$(29,591)	$550,037	$2,573,513	$(620,077)	$1,953,436

Liabilities:
Deposits
Noninterest-bearing deposit accounts	$49,424	$0	$49,424	$300,859	$0	$300,859
Interest-bearing deposit accounts	-	-	-	741,525	-	741,525
Savings deposits	168,220	-	168,220	79,987	-	79,987
Time deposits	303,135	-	303,135	1,376,076	-	1,376,076
Total deposits	520,779	-	520,779	2,498,447	-	2,498,447

Advances from Federal Home Loan Banks	58,940	4,598	63,538	337,433	17,685	355,118
Accrued expenses and other liabilities	344	-	344	32,638	-	32,638
Total liabilities assumed	$580,063	$4,598	$584,661	$2,868,518	$17,685	$2,886,203

Due from FDIC for net liabilities assumed	$435	$34,189	$34,624	$295,005	$637,762	$932,767

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks and interest-bearing deposits in banks and the Federal Reserve – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment Securities – Investment securities were acquired from the FDIC at fair market value.

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates.  The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Core deposit intangible – This intangible asset represents the value of the relationships that Peoples and Irwin had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

Other real estate owned – OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal.

FDIC indemnification asset – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should First Financial choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  No fair value adjustment was applied for time deposits as First Financial was provided with the option, upon acquisition, to reset deposit rates to market rates currently offered.

Advances from Federal Home Loan Banks – The fair values of Federal Home Loan Bank (FHLB) advances were based on contractual pre-payment penalties that are determined by the FHLB.

The operating results of First Financial for the period ended September 30, 2009 include the operating results produced by the acquired assets and assumed liabilities for the period of July 31, 2009 to September 30, 2009 and September 18, 2009 to September 30, 2009, for Peoples and Irwin, respectively.  Due primarily to the timing of the Irwin acquisition and on-going discussions with the FDIC that may impact which assets and liabilities are ultimately acquired or assumed by First Financial and/or the purchase prices, no pro forma information is presented.

Other Acquisitions

In a separate and unrelated transaction, First Financial completed the purchase of 3 banking centers from Irwin Union Bank on August 28, 2009. The banking centers were located in the Indiana communities of Carmel, Greensburg, and Shelbyville. First Financial purchased $41.1 million of performing loans and assumed $84.6 million of deposits. Loans were acquired at par value and there was no premium paid on assumed liabilities. Assets acquired in this transaction are not subject to a loss share agreement. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805.  The purchased assets and assumed liabilities were recorded at their estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, as information relative to closing date fair values becomes available. First Financial anticipates the final determination of the fair values of these assets and liabilities will be completed in the fourth quarter of 2009.

Loans purchased in conjunction with the 3 banking centers were evaluated for impairment in accordance with FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  These loans were determined not to be impaired and will be accounted for under FASB ASC Topic 310, Receivables.

NOTE 4:  COMMITMENTS AND CONTIGENCIES
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

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued standby letters of credit aggregating $26.5 million and $22.5 million at September 30, 2009, and December 31, 2008, respectively.

Management conducts regular reviews of these instruments on an individual client basis. Management does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $955.0 million and $767.3 million at September 30,

2009, and December 31, 2008, respectively.  Management does not anticipate any material losses as a result of these commitments.

Contingencies/Litigation

Irwin Union Bank and Trust Company

The following disclosure is in connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank. The acquisition was pursuant to a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”). Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement. Furthermore, with respect to the claims set forth below, First Financial Bank has or will submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement. Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank against any and all costs, losses, liabilities, expenses (including attorneys’ fees) prior to assumption of the defense by the FDIC as receiver, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with certain claims against Irwin Union Bank and the former subsidiaries of Irwin Union Bank for actions taken on or prior to September 18, 2009. First Financial believes the matters discussed below qualify for indemnification.

Litigation in Connection with Loans Purchased by Former Irwin Subsidiaries from Freedom Mortgage Corporation.

On January 22, 2008, Irwin Union Bank and Irwin Home Equity Corporation (“Irwin Home Equity”), filed suit against Freedom Mortgage Corporation (“Freedom”) in the United States District Court for the Northern District of California, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. Irwin Union Bank and Irwin Home Equity are seeking damages in excess of $8.0 million from Freedom.

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the California Action and filed suit against Irwin Mortgage Corporation (“Irwin Mortgage”) and its former indirect parent, Irwin Financial Corporation (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleged that the repurchase demands in the California Action represent various breaches of an Asset Purchase Agreement dated as of August 7, 2007, which was entered into by Irwin Financial Corporation, Irwin Mortgage and Freedom  in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware Action, Freedom sought damages in excess of $8.0 million and to compel Irwin Financial to order its (now former) subsidiaries in the California Action to dismiss their claims.

In April 2008, the California district court stayed the California Action pending completion of arbitration. The arbitration remains pending. On March 23, 2009, the Delaware district court granted Irwin’s motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed. The California district judge previously stated on the record that she would not hear Freedom’s claims in the Delaware Action until the arbitration is completed. No reserves have been established for this litigation.

First Financial Bank is evaluating this matter,  will begin discussions with FDIC counsel on this litigation and expects to make a claim for indemnification with respect to the subsidiaries.

Homer v. Sharp

This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million on each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. On October 23, 2009, Irwin Mortgage filed a motion to modify the scheduling order, requesting a three-month extension of deadlines due to the receivership of Irwin Union Bank and the sale of Irwin Mortgage to First Financial.

This case is in the early stages and we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. No reserves have been established for this litigation.

First Financial Bank is evaluating this matter,  will begin discussions with FDIC counsel on this case and expects to make a claim for indemnification with respect to the subsidiary.

EverBank v. Irwin Mortgage Corporation and Irwin Union Bank and Trust Company-Demand for Arbitration

On March 25, 2009, Irwin Mortgage and Irwin Union Bank received an arbitration demand (“Demand”) from EverBank for administration by the American Arbitration Association, claiming damages for alleged breach of an ”Agreement for Purchase and Sale of Servicing” (the “EverBank Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank is the guarantor of Irwin Mortgage’s obligations under the EverBank Agreement, and that the EverBank Agreement was amended November 1, 2006 to include additional loans. According to the Demand, EverBank alleges that Irwin Mortgage and Irwin Union Bank breached certain warranties and covenants under the EverBank Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10.0 million.  A reserve has been established that is deemed appropriate for resolution of all open repurchase issues with EverBank. In April 2009, Irwin Mortgage and Irwin Union Bank filed an answer and counter-claims to the Demand.

On October 23, 2009, First Financial Bank requested indemnification from the FDIC for this litigation under the Agreement.

Additional Repurchase Demands

Irwin Mortgage has recorded a liability for losses from the potential repurchases by Irwin Mortgage of loans it sold that allegedly contained origination errors.  Such alleged errors included inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities.  In determining liability levels for repurchases, we estimate the number of loans that may contain origination errors, the year in which the loss is expected to occur, and the expected severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this liability could result in changes in future liabilities.   A reserve has been established that is deemed appropriate for resolution of verified repurchase issues.

In addition, in August 2009, Irwin Mortgage received a request to repurchase approximately 1,700 mobile home loans with an unpaid principal balance of $154 million.  The request alleged that title was not perfected with respect to these loans in accordance with contractual terms.  However, Irwin Mortgage believes the requesting party has failed to provide sufficient evidence to support its claim.  Irwin Mortgage disputed the claim in September 2009.  Based on the information available at the time of this filing, there is insufficient evidence to warrant the recording of a reserve for this claim.

First Financial Bank is evaluating this matter,  will begin discussions with FDIC counsel on this matter and expects to make a claim for indemnification with respect to the subsidiaries.

We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 5:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2009 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$13,609	$275	$(39)	$13,845	$39,968	$924	$0	$40,892
Mortgage-backed securities	159	1	0	160	434,670	17,172	(124)	451,718
Obligations of state and other political subdivisions	4,160	338	0	4,498	20,441	392	(107)	20,726
Other securities	0	0	0	0	9,637	391	(9)	10,019
Total	$17,928	$614	$(39)	$18,503	$504,716	$18,879	$(240)	$523,355

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2008 (dollars in $000’s):

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$44,951	$1,731	$0	$46,682
Mortgage-backed securities	190	0	(1)	$189	563,341	9,640	(465)	572,516
Obligations of state and other political subdivisions	4,776	170	0	$4,946	35,992	461	(301)	36,152
Other securities	0	0	0	$0	4,561	73	(228)	4,406
Total	$4,966	$170	$(1)	$5,135	$648,845	$11,905	$(994)	$659,756

During the nine months ended September 30, 2009, investment securities available-for-sale were sold with a cost basis of $149.4 million and gross proceeds of $152.7 million, resulting in net proceeds of $3.3 million.

The following is a summary of debt investment securities by estimated maturity as of September 30, 2009 (dollars in $000’s).

	Held-to-Maturity		Available-for-Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$6,679	$6,819	$13,009	$13,153
Due after one year through five years	9,791	10,062	355,179	369,876
Due after five years through ten years	475	527	102,258	104,812
Due after ten years	983	1,095	34,270	35,514
Total	$17,928	$18,503	$504,716	$523,355

The following tables present the age of gross unrealized losses and associated fair value by investment category (dollars in $000’s).

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. government agencies and corporations	$2,241	$39	$10	$0	$2,251	$39
Mortgage-backed securities	5,631	36	1,700	88	7,331	124
Obligations of state and other political subdivisions	0	0	1,869	107	1,869	107
Other securities	146	9	0	0	146	9
Total	$8,018	$84	$3,579	$195	$11,597	$279

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. government agencies and corporations	$11	$0	$0	$0	$11	$0
Mortgage-backed securities	32,362	311	15,925	$154	48,287	465
Obligations of state and other political subdivisions	1,904	284	659	$17	2,563	301
Other securities	44	0	1,787	$228	1,831	228
Total	$34,321	$595	$18,371	$399	$52,692	$994

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. First Financial has the intent and ability to hold all debt security issues temporarily impaired until maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three and nine months ended September 30, 2009.

First Financial had trading securities with a fair value of $0.4 million at September 30, 2009, $0.1 million at December 31, 2008, and $0.2 million at September 30, 2008.  For further detail on the fair value of investment securities, see Note 13 – Fair Value Disclosures.

NOTE 6:  DERIVATIVES
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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability (dollars in $000’s):

	September 30, 2009			December 31, 2008			September 30, 2008
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$432,257	$-	$432,257	$283,419	$-	$283,419	$237,854	$50,000	$287,854
Other long-term debt	-	20,000	20,000	-	-	-	-	-	$-
Total notional value	$432,257	$20,000	$452,257	$283,419	$-	$283,419	$237,854	$50,000	$287,854

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 10 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At September 30, 2009, the company had a total counterparty notional amount outstanding of approximately $247.5 million, spread among six counterparties, with an outstanding liability from these contracts of $14.3 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $8.7 million, $12.1 million, and $1.9 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances (dollars in $000’s):

		September 30, 2009			December 31, 2008			September 30, 2008
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$22,795	-	$(2,331)	$24,703	$2	$(3,339)	$24,923	$19	$(997)
Matched interest rate swaps with borrower	Accrued interest and other assets	204,731	$12,353	-	129,358	15,074	-	106,466	4,110	(32)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	204,731	-	(12,353)	129,358	-	(15,020)	106,466	32	$(4,110)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive loss	20,000	253	-	-	-	-	-	-	-
Prime Swap	Accumulated other comprehensive loss	-	-	-	-	-	-	50,000	373	-
Total		$452,257	12,606	$(14,684)	$283,419	$15,076	$(18,359)	$287,855	$4,534	$(5,139)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2009 (dollars in $000’s):

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$22,795	6.0	$(2,331)	2.31%	6.82%
Receive fixed, matched interest rate swaps with borrower	204,731	5.2	12,353	6.19%	2.80%
Pay fixed, matched interest rate swaps with counterparty	204,731	5.2	(12,353)	2.80%	6.19%
Total asset conversion swaps	$432,257	5.3	$(2,331)	4.53%	4.78%

Liability conversion swaps
Trust Preferred Swap	$20,000	9.5	$253	3.38%	6.20%
Total liability conversion swaps	$20,000	9.5	$253	3.38%	6.20%

Total swap portfolio	$452,257	5.5	$(2,078)	4.48%	4.85%

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

Fair Value Hedges - First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.  The fair value hedge swap agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount.  This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item.  Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income.  All of First Financial’s fair value hedges are considered effective.  The following table details the location and amounts recognized for fair value hedges  (dollars in $000’s):

		Increase (decrease) to Interest Income
		Three Months Ended
Derivatives in fair value	Location of change in fair value	September 30,	December 31,	September 30,
hedging relationships	recognized in earnings on derivative	2009	2008	2008
Interest Rate Contracts
Loans	Interest Income - Loans	$(252)	$(123)	$(144)
Total		$(252)	$(123)	$(144)

		Increase (decrease) to Interest Income
		Nine Months Ended
Derivatives in fair value	Location of change in fair value	September 30,	September 30,
hedging relationships	recognized in earnings on derivative	2009	2008
Interest Rate Contracts
Loans	Interest Income – Loans	$(755)	$(344)
Total		$(755)	$(344)

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

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities based on the London Inter-Bank Offered Rate (LIBOR).  The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years.  The net interest receivable or payable on the trust preferred interest rate swap is accrued and recognized as an adjustment to interest expense.  The fair value of the trust preferred interest rate swap is included in accrued interest and other assets or liabilities on the Consolidated Balance Sheets.  Changes in the fair value of the trust preferred interest rate swap are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  Derivative gains and losses not considered effective in hedging the cash flows related to these securities, if any, will be recognized immediately in income.  The following table details the location and amounts recognized for cash flow hedges (dollars in $000’s).

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended	accumulated OCI into	Three Months Ended
Derivatives in cash flow	September 30,	earnings (effective	September 30,
hedging relationships	2009	portion)	2009
Interest Rate Contracts
		Interest Expense -
Other long-term debt	$312	Other long-term debt	$(128)
Total	$312		$(128)

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Nine Months Ended	accumulated OCI into	Nine Months Ended
Derivatives in cash flow	September 30,	earnings (effective	September 30,
hedging relationships	2009	portion)	2009
Interest Rate Contracts
		Interest Expense -
Other long-term debt	$161	Other long-term debt	$(225)
Total	$161		$(225)

First Financial expects approximately $0.4 million of the unrecognized losses on cash flow hedges, net of taxes, at September 30, 2009 to be reclassified into earnings within the next 12 months.

NOTE 7:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities as pledged collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  During the third quarter of 2008, First Financial executed $115 million of these term debt instruments utilizing a combination of its funding sources such as pledging investment securities to collateralize $65 million in repurchase agreements and borrowing $50.0 million from the FHLB.  The $115 million of borrowings have remaining maturities between one and three years and a weighted average rate of 3.63%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.  First Financial assumed additional FHLB long term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million respectively.  The $279.8 million of additional borrowings have remaining maturities between less than one month and 15 years and a weighted average rate of 4.71%.  As of September 30, 2009, First Financial had total long-term debt of $410.4 million with a weighted average rate of 4.35%.

NOTE 8:  OTHER LONG-TERM DEBT
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

First Financial owns 100% of the common equity of the remaining trust, Trust II.  The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures.  The debentures held by the trust are the sole assets of the trust.  Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial.  The interest rate is subject to change every three months, indexed to the three-month London Inter-Bank Offered Rate (LIBOR).  During the first quarter of 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on the $20.0 million of floating rate trust preferred securities.  The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years.  The net interest receivable or payable on the trust preferred interest rate swap will be accrued and recognized as an adjustment to interest expense.  For further information on this cash flow hedge, see Note 6.

First Financial has the option to defer interest for up to five years on the debentures.  However, the covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred.   The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees.  The debenture qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital.  The company has the capacity to issue approximately $65.9 million in additional qualifying debentures under these guidelines.

(dollars in $000’s)	Amount	Debt Rate	Derivative Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.38%	6.20%	09/30/2033

NOTE 9:  COVERED LOANS
First Financial evaluated loans purchased in conjunction with the acquisitions of Peoples and Irwin described in Note 3, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of September 30, 2009 for both the Peoples and Irwin FDIC-assisted transactions (dollars in $000’s):

	FASB ASC Topic 310-30	Loans Excluded from FASB ASC Topic 310-30	Total Purchased Loans
Commercial	$560,612	$-	$560,612
Real estate - construction	88,779	-	88,779
Real estate - commercial	1,071,156	-	1,071,156
Real estate - residential	224,322	-	224,322
Installment	12,135	-	12,135
Total loans	1,957,004	-	1,957,004
Other covered loans (1)	-	99,152	99,152
Total covered loans	$1,957,004	$99,152	$2,056,156

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial has elected to treat under the cost recovery method of accounting.

As of the respective acquisition dates, the preliminary estimates of contractually required payments receivable, including interest, for all impaired loans acquired in the Peoples and Irwin transactions were $1.1 billion.  The cash flows expected to be collected as of the acquisition dates for these loans were $738.1 million, including interest.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. These loans were not classified as nonperforming assets at September 30, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans were as follows for both the three and nine months ended September 30, 2009 for both Peoples and Irwin (dollars in $000’s):

	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$-	$-
Additions (1)	553,832	1,970,877
Accretion	(7,691)	7,690
Payments received, net	-	(21,562)
Balance at end of period	$546,141	$1,957,005

(1)   Represents the fair value of the loans at the date of acquisition.  Excludes covered loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial has elected to value under the cost recovery method of accounting.

As of the respective acquisition dates, the preliminary estimates of the contractually required payments receivable, including interest, for all nonimpaired loans acquired in the Peoples and Irwin transactions were $2.2 billion.  The cash flows expected to be collected as of the acquisition dates for these loans were $1.8 billion, including interest.  The difference between the carrying value of the purchased nonimpaired loans and the expected cash flows is being accreted to interest income over the remaining life of the loans.

There were no allowances for loan and lease losses related to the purchased impaired and nonimpaired loans at September 30, 2009.

Due to the short time period between the execution of the respective purchase and assumption agreements and September 30, 2009, certain amounts related to the purchased impaired and nonimpaired loans are preliminary estimates.  Additionally, First Financial and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by First Financial and/or the purchase prices.  The estimated fair values for the purchased impaired and nonimpaired loans were based upon the FDIC’s estimated data for excluded loans.  First Financial anticipates the final determination of the excluded loans will be completed in the fourth quarter of 2009 and expects to finalize its analysis of these loans when this occurs.

NOTE 10:  ALLOWANCE FOR LOAN AND LEASE LOSSES (excluding covered loans)
All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, all of the loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.  Because of the significant change in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the tables below.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows (dollars in $000’s):

	Three Months Ended					Nine Months Ended
	2009			2008		Sep. 30,
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	2009	2008
Balance at beginning of period	$38,649	$36,437	$35,873	$30,353	$29,580	$35,873	$29,057
Provision for loan losses	26,655	10,358	4,259	10,475	3,219	41,272	8,935
Loans charged off	(10,063)	(8,771)	(4,060)	(5,403)	(2,936)	(22,894)	(9,234)
Recoveries	529	625	365	448	490	1,519	1,595
Balance at end of period	$55,770	$38,649	$36,437	$35,873	$30,353	$55,770	$30,353

Allowance for loan and lease losses to total ending loans	1.94%	1.34%	1.33%	1.34%	1.14%	1.94%	1.14%

The allowance for loan and lease losses related to loans that are identified as impaired, as defined by FASB ASC 310-10-35-4, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  Interest income for impaired loans is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

First Financial’s investment in impaired loans is as follows (dollars in $000’s):

	As of and for the Quarter Ended
	2009			2008
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Impaired loans requiring a valuation	$23,579	$16,229	$7,137	$1,472	$5,642
Impaired loans not requiring a valuation	40,113	21,364	17,554	16,509	8,188
Total impaired loans	$63,692	$37,593	$24,691	$17,981	$13,830

Valuation allowance	$9,789	$5,890	$3,024	$864	$2,322

Average impaired loans year-to-date	$50,643	$31,142	$21,336	$15,906	$14,321

Interest income included in revenue	$117	$25	$12	$216	$182

NOTE 11:  INCOME TAXES
First Financial’s effective tax rate for the third quarter of 2009 was 37.1%, compared to 31.2% for the third quarter of 2008.  The 2009 year-to-date effective tax rate was 37.1% compared to 32.5% for 2008.  The increase in the 2009 effective tax rate is primarily due to the significant increase in pre-tax income as a result of the Irwin transaction as well as a lower percentage of tax-exempt investment interest and bank-owned life insurance income.

At September 30, 2009, and December 31, 2008, First Financial had no unrecognized tax benefits recorded as referred to in FASB ASC 740-10-35.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial was notified during the first quarter of 2009 that the Internal Revenue Service would commence a routine examination of the income tax return for the calendar year 2007.  That exam commenced in the second quarter of 2009.  The company is not aware of any significant findings and has not yet received any recommendations for adjustments.

First Financial was notified in the second quarter of 2009 that the Indiana Department of Revenue would commence a routine examination of the Indiana franchise tax returns, as well as payroll withholdings, for the calendar years of 2005, 2006, and 2007.  This exam commenced in the third quarter of 2009.  The company is not aware of any significant findings and has not yet received any recommendations for adjustments.

The company cannot at this time make an assessment of the outcome of these examinations.  The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding tax examination matters.

NOTE 12:  EMPLOYEE BENEFIT PLANS
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$590	$562	$1,770	$1,679
Interest cost	675	637	2,025	1,922
Expected return on assets	(918)	(1,000)	(2,753)	(3,049)
Amortization of transition asset	0	(9)	0	(26)
Amortization of prior service cost	(105)	(105)	(315)	(317)
Recognized net actuarial loss	388	308	1,163	789
Net periodic benefit cost	$630	$393	$1,890	$998

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net actuarial loss	$388	$308	$1,163	$789
Net prior service (credit) cost	(105)	(105)	(315)	(317)
Net transition asset	0	(9)	0	(26)
Deferred tax assets	(141)	(80)	(347)	(172)
Net amount recognized	$142	$114	$501	$274

NOTE 13:  FAIR VALUE DISCLOSURES

Fair Value Option

The following table summarizes the impact on First Financial’s Consolidated Balance Sheets of adopting the fair value option (FVO) for equity securities of government sponsored entities, specifically 200,000 Federal Home Loan Mortgage Corporation perpetual preferred series V shares with an original cost basis of $5.0 million, due to market volatility.  Amounts shown represent the carrying value of the affected investment security categories before and after the change in accounting resulting from the adoption of FASB Topic 820-10, Fair Value Measurements and Disclosures (dollars in $000’s).

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

(1) The adoption of FASB Topic 820-10 had no overall tax impact due to the transfer of the unrealized loss from accumulated other comprehensive income (loss) to retained earnings, within shareholders’ equity.

Prior to the election of the FVO effective January 1, 2008, First Financial’s equity securities of government sponsored entities totaled $3.8 million and were classified as investment securities available-for-sale.  An unrealized loss of $0.8 million, net of taxes of $0.4 million, as of December 31, 2007, was included as a component of accumulated other comprehensive income (loss).  In connection with First Financial’s adoption of FASB Topic 820-10, Financial Instruments, effective January 1, 2008, the $0.8 million unrealized loss was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment.  There was no impact on total shareholders’ equity upon adoption.  The equity securities of government sponsored entities are included as trading investment securities on First Financial’s Consolidated Balance Sheets effective January 1, 2008.

At September 30, 2009, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $0.4 million, a decrease of approximately $3.4 million from the fair value of the equity securities at January 1, 2008.  Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.

Future changes will be recorded similarly.  There were no purchases or sales of these or similar investment securities during 2009.

Fair Value Measurement

The fair value framework as disclosed in the Fair Value Measurements and Disclosure Topic of the FASB Accounting Standards Codification (Fair Value Topic) includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2), and the lowest priority to unobservable inputs (Level 3).  When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1.  When identical assets and liabilities are not traded in active markets, First Financial looks to market observable data for similar assets and liabilities and classifies such items as Level 2.  Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

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

First Financial utilizes information provided by a third party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic.  The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from third party vendors, along with internally developed matrix pricing models and assistance from the provider’s internal fixed income analysts and trading desk.  The portfolio manager’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services.  These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed, and where appropriate, securities are repriced.  In the event of a materially different price, the portfolio manager will report the variance to the third party vendor as a “price challenge”, and review the pricing methodology in detail.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

Covered loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

FDIC indemnification asset – These loss sharing assets are measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The estimated fair values of First Financial’s financial instruments were as follows (dollars in $000’s):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets
Cash and short-term investments	$972,777	$972,777	$100,935	$100,935
Investment securities trading	338	338	61	61
Investment securities held-to-maturity	17,928	18,502	4,966	5,135
Investment securities available-for-sale	523,355	523,355	659,756	659,756
Other investments	87,693	87,693	27,976	27,976
Loans held for sale	2,729	2,729	3,854	3,854
Loans, net of allowance	2,822,892	2,854,420	2,647,387	2,665,024
Covered loans	2,056,156	2,056,156	0	0
Mortgage-servicing rights	2,275	2,275	398	398
FDIC indemnification asset	316,860	316,860	0	0
Accrued interest receivable	26,252	26,252	15,223	15,223
Derivative financial instruments	253	253	56	56

Financial liabilities
Deposits
Noninterest-bearing	$802,286	$802,286	$413,283	$413,283
Interest-bearing demand	1,364,556	1,364,556	636,945	636,945
Savings	965,750	965,750	583,081	583,081
Time	2,703,392	2,711,215	1,150,208	1,168,228
Total deposits	5,835,984	5,843,807	2,783,517	2,801,537
Short-term borrowings	100,763	100,763	354,533	354,533
Long-term debt	410,356	420,967	148,164	155,702
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	14,990	14,990	6,033	6,033
Derivative financial instruments	2,331	2,331	3,339	3,339

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Netting	Assets/Liabilities
Assets	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Trading investment securities (2)	$338	$0	$0	$0	$338
Derivatives	0	12,759	(153)	(12,353)	253
Available-for-sale investment
securities	121	523,234	0	0	523,355
Total	$459	$535,993	$(153)	$(12,353)	$523,946

Liabilities - Derivatives	$0	$14,684	$0	$(12,353)	$2,331

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2) Amount represents an item for which First Financial elected the fair value option under the Financial Instruments Topic of the FASB ASC.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009 (dollars in $000’s):

	Fair Value Measurements Using			Year-to-date
Assets	Level 1	Level 2	Level 3	Gains/(Losses)
Loans held for sale	$0	$2,729	$0	0
Impaired loans (1)	0	13,788	0	0

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.

NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  Disclosure of the related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) for the nine months ended September 30 were as follows (dollars in $000’s):

	Transactions			Balances
	Pre-tax	Tax-effect	Net of tax	Net of tax
September 30, 2009
Unrealized gain on securities available-for-sale	$7,728	$(2,789)	$4,939	$11,878
Unrealized loss on derivatives	307	(113)	194	575
Unfunded pension obligation	848	(347)	501	(19,112)
Total	$8,883	$(3,249)	$5,634	$(6,659)

September 30, 2008
Cumulative adjustment for accounting change-fair value option	$1,181	$(431)	$750	$0
Unrealized gain on securities available-for-sale	(883)	323	(560)	518
Unrealized gain on derivatives	373	0	373	373
Unfunded pension obligation	454	(175)	279	(7,176)
Total	$1,125	$(283)	$842	$(6,285)

NOTE 15: EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in $000’s, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share -
income available to common shareholders:
Net income	$226,187	$5,732	$233,372	$20,878
Dividends on preferred stock	1,000	0	2,578	0
Income available to common shareholders:	$225,187	$5,732	$230,794	$20,878

Denominator for basic earnings per share - weighted average shares	51,027,887	37,132,864	43,005,983	37,104,793

Effect of dilutive securities —
Employee stock awards	429,302	371,367	496,578	382,244
Warrants	0	0	0	0
Denominator for diluted earnings per share - adjusted weighted average shares	51,457,189	37,504,231	43,502,561	37,487,037

Earnings per share available to common shareholders
Basic	$4.41	$0.15	$5.37	$0.56
Diluted	$4.38	$0.15	$5.31	$0.56

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 3,272,093 and 1,946,094 at September 30, 2009 and 2008, respectively.  The out-of-the-money warrant to purchase common stock of 930,233 was also outstanding at September 30, 2009.

NOTE 16:  SUBSEQUENT EVENTS

First Financial evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued, for adjustment to or disclosure in the consolidated financial statements.  There were no reportable events.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of strategic metropolitan and non-metropolitan markets in Ohio, Indiana, Michigan and Kentucky through 118 full-service banking centers.  In addition, the company operates 10 banking centers in the western United States that were obtained through a business combination but does not consider those markets strategic.  The company announced plans to divest of those locations as allowable by its agreements with the Federal Deposit Insurance Corporation (FDIC). Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life.  To help achieve its goals of superior service to an increasing number of clients, First Financial opened two new banking centers in its metropolitan markets in 2008, including a new market headquarters for its Dayton-Middletown metropolitan market and a new banking center in Crown Point, Indiana.  Additionally First Financial added a commercial lending team in the Indianapolis metropolitan market.  During the first quarter of 2009, First Financial opened a new banking center in Cincinnati, Ohio, and has a banking center scheduled to open during the fourth quarter in both St. Marys, Ohio and in Edgewood, Kentucky.  First Financial intends to concentrate future growth plans and capital investments in its metropolitan markets.  Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of First Financial’s funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

BUSINESS COMBINATIONS
All references to acquired balances reflect the fair value unless stated otherwise.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (collectively, Irwin). The company also acquired 3 Indiana banking centers from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expands the First Financial footprint, opens new markets and strengthens the company through the generation of additional capital. Through these three transactions, the company added a total of 49 banking centers, including 39 banking centers within the company’s primary markets.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans and other real estate owned (OREO) (collectively, “covered assets”), with covered loans now representing nearly half of First Financial’s loans, beginning with the first dollar of loss. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

First Financial must follow specific servicing and resolution procedures, as outlined in the loss share agreements, in order to receive reimbursement from the FDIC for losses on covered assets. The company has established separate and dedicated teams of legal, finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC. First Financial intends to service all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss share agreement.

An overview of the transactions and their respective loss share agreements are discussed below.

Peoples Community Bank
Including cash received from the FDIC, First Financial acquired $566.0 million in assets, including $336.1 million in loans and other real estate, and assumed $584.7 million in liabilities, including $520.8 million in deposits, with all assets and liabilities recorded at their estimated fair market value.

Covered assets totaling $324.4 million in fair value are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $190.0 million, and 95% of losses beyond $190.0 million.

First Financial holds a purchase option from the FDIC for each of Peoples bank properties and their associated contents. The company’s review of the former Peoples locations is still in progress.

In late October, First Financial successfully completed the technology conversion and operational integration of Peoples. In conjunction with these efforts, two former Peoples banking centers were consolidated into First Financial locations and one First Financial banking center was consolidated into a former Peoples location. In addition, of the approximately 115 associates who were employed at Peoples on the acquisition date, 96 have accepted full-time positions at First Financial. The positions are primarily located within the banking center network.

Irwin
Including cash received from the FDIC, First Financial acquired $3.3 billion in assets, including $1.8 billion in loans, and assumed $2.9 billion in liabilities, including $2.5 billion in deposits, with all assets and liabilities recorded at their estimated fair market value.

The loans were acquired under a modified transaction structure with the FDIC whereby certain non-performing loans, foreclosed real estate, acquisition, development and construction loans, and residential and commercial land loans were excluded from the acquired portfolio. The estimated fair value for loans acquired was based upon the FDIC’s estimated data for excluded loans. The company anticipates the final determination of the excluded loans will be completed in the fourth quarter of 2009.

Covered assets acquired from Irwin Union Bank totaling $1.5 billion in fair value are subject to a stated loss threshold of $526.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $526.0 million, and 95% of losses beyond $526.0 million.

Covered assets acquired from Irwin FSB totaling $259.4 million in fair value are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $110.0 million, and 95% of losses beyond $110.0 million.

As the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, First Financial recorded a bargain purchase gain of $383.3 million, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

Integration planning is underway for the conversion of Irwin’s technology and operational systems; however, a specific timeline has not yet been established for these conversions.

Irwin Banking Centers
Separate and unrelated to the previously mentioned FDIC-assisted transactions, the company purchased 3 banking centers located in Indiana from Irwin Union Bank, including $84.6 million in deposits and $41.1 million in performing loans. Assets acquired in this transaction are not subject to a loss share agreement. Loans were acquired at par value and there was no premium paid on assumed liabilities.  The technology conversion and operational integration of all assets acquired and liabilities assumed was complete at the acquisition date.  The purchased assets and assumed liabilities were recorded at their estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, as information relative to closing date fair values becomes available.  First Financial anticipates the final determination of the fair values of these assets and liabilities will be completed in the fourth quarter of 2009.

Strategic Decisions
Management has concluded that the markets previously operated by Irwin in the western United States do not align with the long-term strategic plans for the company. Though profitable, each of these markets will pursue an exit strategy whereby the market presidents will work with an institution of their choosing to refer existing client relationships. If a suitable financial institution is not identified, an exit date will be selected for each market and the office will close in compliance with the applicable regulatory requirements. The western offices combined had an estimated $730.1 million in loans and $494.9 million in deposits on the acquisition date, based on the seller’s book value. First Financial will continue to service the loans in these markets in compliance with the terms of the purchase agreements with the FDIC and FDIC as receiver and related loss share agreements.

First Financial also acquired, as part of the Irwin transaction, a franchise finance business. This business is a specialty lender in the quick service and casual dining segments of the restaurant industry. It has been consistently profitable and is led by a seasoned management team with strong underwriting, credit management and loss mitigation experience. There were outstanding principal balances of approximately $647.9 million in franchise finance loans at September 30, 2009, all of which are covered under a loss share agreement with the FDIC.

This niche business offers First Financial the ability to diversify its earning assets and will be supported as part of the company’s ongoing strategy. The overall portfolio size will be managed to a risk-appropriate level so as not to create an industry concentration.

OVERVIEW OF OPERATIONS
Third quarter 2009 net income was $226.2 million, net income available to common shareholders was $225.2 million and earnings per diluted common share were $4.38. This compares with net income of $5.7 million and earnings per diluted common share of $0.15 for the third quarter of 2008, and net income of $1.5 million, net income available to common shareholders of $0.5 million and earnings per diluted common share of $0.01 for the second quarter of 2009.

Year-to-date 2009 net income was $233.4 million, net income available to common shareholders was $230.8 million, and earnings per diluted common share were $5.31. This compares with year-to-date 2008 net income of $20.9 million and earnings per diluted common share of $0.56.

Third quarter 2009 results, when compared with the third quarter of 2008, and the second quarter of 2009, were impacted by the following significant items:

▪
On September 18, 2009, the company assumed the banking operations of Irwin in FDIC assisted transactions, which included 27 banking centers. The estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, resulting in a bargain purchase gain of $383.3 million and the recognition of a $241.0 million after-tax gain.

▪
On July 31, 2009, the company assumed the banking operations of Peoples in an FDIC-assisted transaction, which included 19 banking centers. The estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired, resulting in the recognition of goodwill in the amount of approximately $18.7 million.

▪
On August 28, 2009, in a separate and unrelated transaction, the company purchased 3 banking centers located in Indiana from Irwin. Associated loans were acquired at par value and there was no premium paid on assumed liabilities.

▪
In the third quarter of 2009, First Financial experienced increased credit costs, including higher provision expense and elevated net-charge-offs.  Provision expense increased from the second quarter of 2009 by $16.3 million to $26.7 million, or 280% of total net charge-offs, further strengthening the allowance for loan and lease losses (excludes covered assets) to 1.94%.  Included in total net charge-offs was a $2.2 million loss on the sale of the entire $34.5 million shared national credit portfolio.

Each acquisition in the third quarter of 2009 was considered a business combination and accounted for under FASB ASC Topic 805, Business Combinations, ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. All acquired assets and liabilities were recorded at their estimated fair market values as of the date of acquisition, and identifiable intangible assets were recorded at their estimated fair value. These estimated fair market values are considered preliminary, and are subject to change for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.  For a more detailed discussion of the transactions please see Note 3, Business Combinations.

Return on average assets for the third quarter of 2009 was 19.96% compared to 0.66% for the comparable period in 2008 and 0.15% for the linked-quarter (third quarter of 2009 compared to the second quarter of 2009).  Return on average shareholders’ equity for the third quarter of 2009 was 195.16% compared to 8.24% for the comparable period in 2008 and 1.53% for the linked-quarter.

Return on average assets for the first nine months of 2009 was 7.76% compared to 0.83% for the comparable period in 2008.  Return on average shareholders’ equity was 78.54% for the first nine months of 2009, versus 10.05% for the comparable period in 2008.

A discussion of the first nine months and third quarter of 2009 results of operations follows.

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

	Three Months Ended		Nine Months Ended
(dollars in $000’s)	September 30,		September 30,
	2009	2008	2009	2008
Net interest income	$37,455	$29,410	$99,592	$86,073
Tax equivalent adjustment	300	424	970	1,448
Net interest income - tax equivalent	$37,755	$29,834	$100,562	$87,521

Average earning assets	$4,144,429	$3,180,290	$3,708,643	$3,087,925

Net interest margin *	3.59%	3.68%	3.59%	3.72%
Net interest margin (fully tax equivalent) *	3.61%	3.73%	3.63%	3.79%

* Margins are calculated using net interest income annualized divided by average earning assets.

Third quarter 2009 net interest income increased $8.0 million from the third quarter of 2008 and $6.2 million from the second quarter of 2009. The third quarter 2009 net interest margin declined 9 basis points from the third quarter of 2008 and 1 basis point from the second quarter of 2009. Year-to-date 2009 net interest income increased $13.5 million from 2008’s comparable period, and the net interest margin declined 13 basis points.

The year-over-year quarter, linked quarter and year-to-date increases in net interest income were due to higher average loan balances largely driven by the purchase of $145.1 million in performing loans at the end of the second quarter of 2009 and the Peoples and Irwin FDIC-assisted transactions in the third quarter. This increase was partially offset by the sales of securities at the end of the second quarter and the cash flows from the investment portfolio that were not reinvested into securities.

The year-over-year quarter, linked quarter and year-to-date net interest margin declines were primarily related to the impact from the cash received from the FDIC-assisted transactions in the third quarter. These funds, as currently invested, earn a federal funds rate and are being utilized to fund anticipated runoff from deposit repricing. This negatively impacted the net interest margin by 11 basis points in the third quarter of 2009. The year-to-date net interest margin declines were also impacted by the lower overall market interest rate environment. The net interest margin, however, continues to benefit from the growth in average total loans and the continued mix shifts in the loan portfolio from consumer to commercial and in the deposit portfolio from time to transaction deposits.

On a tax equivalent basis, the third quarter of 2009 net interest margin of 3.61% decreased 12 basis points from 3.73% for the third quarter of 2008 and 3 basis points from the second quarter of 2009.  The 2009 year-to-date tax equivalent net interest margin of 3.63% decreased 16 basis points from the 3.79% for year-to-date 2008.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis (dollars in $000’s).

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	September 30, 2009			June 30, 2009			September 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets

Investments:
Federal funds sold	$136,210	$-	0.25%	$8,614	$-	0.00%	$3,137	$22	2.79%
Investment securities	578,243	6,593	4.52%	731,119	8,409	4.61%	467,524	5,980	5.09%

Gross loans including covered loans and indemnification asset(1)	3,429,976	44,913	5.20%	2,744,063	33,978	4.97%	2,709,629	39,754	5.84%

Total earning assets	4,144,429	51,506	4.93%	3,483,796	42,387	4.89%	3,180,290	45,756	5.72%

Nonearning assets

Cash and due from banks	107,216			72,402			89,498
Allowance for loan and lease losses	(42,034)			(36,644)			(29,739)
Premises and equipment	90,997			85,433			81,000
Other assets	195,719			179,471			155,599
Total assets	$4,496,327			$3,784,458			$3,476,648

Interest-bearing liabilities

Deposits:
Interest-bearing	$745,604	448	0.24%	$630,885	389	0.25%	$609,992	1,175	0.77%
Savings	835,615	2,300	1.09%	645,197	487	0.30%	611,713	1,227	0.80%
Time	1,484,158	8,742	2.34%	1,131,972	8,204	2.91%	1,158,332	11,206	3.85%

Short-term borrowings	150,878	261	0.69%	385,769	527	0.55%	297,053	1,720	2.30%
Long-term borrowings	226,528	2,300	4.03%	156,809	1,571	4.02%	97,655	1,018	4.15%

Total interest-bearing liabilities	3,442,783	14,051	1.62%	2,950,632	11,178	1.52%	2,774,745	16,346	2.34%

Noninterest-bearing liabilities and shareholders' equity

Noninterest-bearing demand	543,320			425,330			402,604
Other liabilities	50,415			28,552			22,705
Shareholders' equity	459,809			379,944			276,594
Total liabilities and shareholders' equity	$4,496,327			$3,784,458			$3,476,648
Net interest income		$37,455			$31,209			$29,410

Net interest spread			3.31%			3.37%			3.38%
Contribution of noninterest-bearing sources of funds			0.27%			0.23%			0.30%
Net interest margin (2)			3.59%			3.60%			3.68%

(1) Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2) Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables (dollars in $000’s).

	Changes for the Three Months Ended September 30, 2009
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(164)	$(1,652)	$(1,816)	$(649)	$1,262	$613
Federal funds sold	0	0	0	(22)	0	(22)
Gross loans (1)	1,563	9,372	10,935	(4,273)	9,432	5,159
Total earning assets	1,399	7,720	9,119	(4,944)	10,694	5,750
Interest-bearing liabilities
Total interest-bearing deposits	$(152)	$2,562	$2,410	$(4,687)	$2,569	$(2,118)
Borrowed funds
Short-term borrowings	133	(399)	(266)	(1,206)	(253)	(1,459)
Federal Home Loan Bank long-term debt	42	684	726	33	1,237	1,270
Other long-term debt	(1)	4	3	12	0	12
Total borrowed funds	174	289	463	(1,161)	984	(177)
Total interest-bearing liabilities	22	2,851	2,873	(5,848)	3,553	(2,295)
Net interest income (2)	$1,377	$4,869	$6,246	$904	$7,141	$8,045

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

	Changes for the
	Nine Months Ended September 30, 2009
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(1,036)	$9,691	$8,655
Federal funds sold	(627)	0	(627)
Gross loans (1)	(21,511)	11,938	(9,573)
Total earning assets	(23,174)	21,629	(1,545)
Interest-bearing liabilities
Total interest-bearing deposits	$(18,123)	$2,514	$(15,609)
Borrowed funds
Short-term borrowings	(2,832)	485	(2,347)
Federal Home Loan Bank long-term debt	21	3,016	3,037
Other long-term debt	(145)	0	(145)
Total borrowed funds	(2,956)	3,501	545
Total interest-bearing liabilities	(21,079)	6,015	(15,064)
Net interest income (2)	$(2,095)	$15,614	$13,519

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
Third quarter 2009 noninterest income was $394.9 million, an increase of $384.4 million from the third quarter of 2008, and an increase of $380.8 million from the second quarter of 2009. Excluding the $383.3 million gain on acquisition and the $0.2 million gain on FHLMC shares in the third quarter of 2009, the $0.1 million gain on FHLMC shares and $3.3 million gain on investment securities in the second quarter of 2009, and the $3.4 million loss on FHMLC shares in the third quarter of 2008, third quarter 2009 noninterest income declined $2.5 million from the third quarter of 2008 and increased $0.8 million from the second quarter of 2009. The year-over-year decline was primarily a result of lower net gains from loan sales, trust and wealth management fees and other noninterest income. The decline in other noninterest income was related to lower revenue earned on bank-owned life insurance and the sale of the company’s property and casualty liability portion of the insurance business that was sold in the first quarter of 2009. Market-based revenues such as bank-owned life insurance and trust fees are reflective of the overall market conditions from which these revenues are derived. The linked quarter benefited from increases in service charges on deposit accounts and trust and wealth management fees, but was also negatively impacted by lower net gains from loan sales.

Year-to-date 2009 noninterest income was $421.0 million, an increase of $381.9 million from $39.1 million in 2008’s comparable period. Excluding the items mentioned previously and a $0.6 million gain on the insurance business in the first quarter of 2009 and a $1.6 million gain on investment securities in the first quarter of 2008, year-to-date 2009 noninterest income declined $7.6 million from 2008’s comparable period. This decline was primarily due to lower service charges on deposit accounts, decreases in bankcard income and lower trust and wealth management fees as well as declines in income from bank-owned life insurance and brokerage income.

Over the past five quarters, most fee income components of noninterest income have been negatively impacted by the declining economic conditions and their impact on consumer spending, while trust and wealth management fees were negatively impacted by volatility in the investment and equity markets. In the second and third quarters of 2009, a number of deposit and consumer-based fee income categories began to show improvement over prior quarters. Third quarter 2009 total service charges on deposit accounts increased $1.1 million from the second quarter of 2009 reflecting higher fee income on the company’s legacy deposit accounts as well as additional income resulting from acquired deposit accounts during the quarter. Bankcard income declined slightly from the second quarter of 2009 but showed improvement from the first quarter of 2009.

Between June 30, 2008 and March 31, 2009, assets under management by the company’s wealth management division declined by over $470.0 million from $2.0 billion to $1.6 billion, primarily as a result of equity market declines. A rebound in the equity markets over the past several months has positively impacted market values, and assets under management increased by over $230.0 million to $1.8 billion at September 30, 2009 from $1.6 billon at March 31, 2009, excluding approximately $200.0 million in assets acquired in the third quarter 2009 acquisition of the banking operations of Irwin.

NONINTEREST EXPENSE
Third quarter 2009 noninterest expense was $45.8 million, compared with $28.3 million in the third quarter of 2008, and $32.8 million in the second quarter of 2009.  Third quarter 2009 results included increases in staffing and occupancy expenses as a result of additional associates and banking centers that were added during the quarter, an increase of approximately $3.0 million related to various incentive and retirement-based benefit plans, approximately $0.9 million in additional marketing and charitable giving in new strategic markets, FDIC expense of $1.6 million, and $7.3 million in merger and integration related expenses.

Year-to-date 2009 noninterest expense increased $23.2 million to $108.5 million from $85.3 million in 2008’s comparable period.  This increase was primarily related to higher salaries and benefit expenses of $6.1 million, FDIC expense of $5.0 million, merger and integration related expenses of $7.7 million, occupancy and furniture and equipment expenses of $1.5 million, professional services of $0.9 million, marketing expenses of $0.6 million, and expenses related to loan collection and resolution efforts of $0.6 million.  The higher marketing and furniture and equipment costs were related to First Financial’s market expansion efforts, including the costs associated with two new banking centers opened in late 2008 and one new banking center in the Cincinnati market earlier this year.

Deposit insurance premium expense represents assessments from the FDIC and The Financing Corporation (“FICO”). In the third quarter of 2009 and the nine months ending September 30, 2009, these expenses totaled $1.6 million and $5.3 million, respectively, as compared with $0.1 million and $0.4 million for the prior years same periods.  The FDIC’s deposit insurance fund reserves have been significantly depleted by recent bank failures, primarily driven by deteriorating economic conditions.  As a result, the FDIC has significantly increased its deposit assessment premiums for all federally insured financial institutions.  There have also been increases in FDIC assessments resulting from the Temporary Liquidity Guaranty Program, which temporarily increases the deposit insurance coverage for depositors until June 30, 2010.  In addition, in an effort to improve its liquidity, the FDIC imposed a one-time special assessment of $1.7 million in the second quarter of 2009.

First Financial has incurred certain merger and integration related expenses.  These expenses include those related to the due diligence efforts and professional advisory services provided by investment bankers, attorneys, accountants and tax advisors.  Also included are expenses necessary to convert and combine the acquired banking centers and operations of merged companies, related direct media advertising and costs to supply newly acquired clients with customized account information and supplies related to their relationship with First Financial.  Merger related and integration related expenses during the third quarter of 2009 were $7.3 million and for the nine months ending September 30, 2009 were $7.7 million.  While the technology conversion and operational integration of Peoples was completed early in the fourth quarter of 2009, the conversion and integration initiatives for Irwin are in the

early planning stages and additional costs of this nature are likely.   There were no material merger related expenses incurred during the nine month period ending September 30, 2008.

INCOME TAXES
Income tax expense was $133.7 million and $2.6 million for the third quarters of 2009 and 2008, respectively. The effective taxes rates for the third quarters of 2009 and 2008 were 37.1% and 31.2%, respectively.  Income tax expense was $137.4 million and $10.0 million for the nine months ended September 30, 2009, and 2008, respectively with a tax expense related to securities transactions of $1.2 million and $0.6 million for the nine months ended September 30, 2009, and 2008, respectively.  The effective tax rates for the nine months ended September 30, 2009, and 2008, were 37.1% and 32.5%, respectively.  The increase in the overall effective tax rate for both the third quarter and year-to-date 2009 was driven by the tax impact of the bargain purchase gain as well as reduced tax-exempt investment interest and executive life insurance income.

LOANS (excluding covered loans)
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

Average total loans increased $179.1 million or 6.6% from the third quarter of 2008, excluding loans held for sale of $2.6 million for the third quarter of 2009 and $2.1 million for the third quarter of 2008.  Average commercial, commercial real estate, and construction loans increased $311.7 million or 17.2% from the third quarter of 2008.

Average total loans increased $148.5 million or 21.7% on an annualized basis, from the second quarter of 2009, excluding loans held for sale of $2.6 million for the third quarter of 2009 and $5.9 million for the second quarter of 2009.  Average commercial, commercial real estate, and construction loans increased $150.1 million or 30.5% on an annualized basis from the second quarter of 2009.  First Financial purchased $145.1 million in select performing commercial and consumer loans from Irwin Union Bank on June 30, 2009.  None of the loans purchased are residential development, land acquisition or development loans and at the time of purchase, none were 30 days or more delinquent, watch list, substandard, classified or criticized.  The loans were purchased at par and were not purchased under a loss share agreement.

On a year-to-date basis, excluding loans held for sale of $4.5 million for the nine months ended September 30, 2009 and $2.7 million for the comparable period in 2008, average total loans increased $130.6 million or 4.9%.  Average commercial, commercial real estate, and construction loans increased $275.6 million or 15.7% from September of 2008.

Loan balances include $41.1 million of performing loans which were purchased on August 28, 2009, at par, from Irwin. These loans were not purchased under a loss share agreement.

First Financial continues to experience overall loan portfolio growth, primarily within its commercial lending portfolios.  Overall declines in certain period-end and average loans are a result of the company’s strategy to de-emphasize certain consumer-based lending activities.

INVESTMENTS
Securities available-for-sale at September 30, 2009, totaled $523.4 million, compared with $492.6 million at September 30, 2008, and $528.2 million at June 30, 2009. The total investment portfolio represented 8.7% and 15.2% of total assets at September 30, 2009 and 2008, respectively, and 14.8% of total assets at June 30, 2009.

At September 30, 2009, the company held 71.8% of its available-for-sale securities in residential mortgage-related investments, substantially all of which are held in highly-rated, agency-backed pass-through instruments, including collateralized mortgage obligations (CMOs). All CMOs held by the company are AAA rated by Standard & Poor’s Corporation or similar rating agencies. First Financial does not own any interest-only, principal-only, or other high-risk securities.

The company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $12.5 million at September 30, 2009, compared with an unrealized after-tax gain of $0.5 million at September 30, 2008, and an unrealized after-tax gain of $7.5 million at June 30, 2009.

First Financial has not purchased any securities in the investment portfolio since the first quarter of 2009 due to higher pricing on bonds, which has persisted since the beginning of the year. The increase in portfolio balances during the third quarter of 2009 was the result of acquired securities from the Peoples and Irwin transactions. All securities acquired through these FDIC-assisted transactions are conforming investments as outlined in First Financial’s investment policy.

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

As a result of the June 30, 2009 purchase of the $145.1 million loan portfolio from Irwin, the company executed a strategy to restructure the CPP Investment Portfolio to fund this purchase.  During the second quarter of 2009, $149.4 million of CPP Investment Portfolio securities, with an effective yield of 4.67%, were sold resulting in an aggregate pre-tax gain of $3.3 million.  The CPP Investment Portfolio totaled $56.4 million at September 30, 2009, $59.8 million at June 30, 2009, and $225.4 million at March 31, 2009.

The acquired Peoples and Irwin investment securities, excluding regulatory stock, were acquired from the FDIC at their fair market values as of the date of the acquisitions.

DEPOSITS AND FUNDING
Deposits balances were elevated by the $3.0 billion in deposits assumed as part of the Peoples and Irwin transactions, and by $84.6 million in deposits assumed on August 28, 2009 directly from Irwin.

As permitted by the FDIC, First Financial had the option to reprice the acquired deposit portfolios to current market rates within seven days of the acquisition dates. If First Financial elected to reprice the rates on deposit accounts the clients then had the option to withdraw funds from those accounts without penalty. The company chose to reprice approximately $1.0 billion in deposits comprised of all assumed brokered deposits, all time deposits from Peoples, as well as time deposits of Irwin Union Bank, F.S.B. First Financial received approximately $948.3 million from the FDIC associated with the transactions and believes that this provides sufficient liquidity to fund the potential at-risk deposit outflows. Through the end of October, 2009, approximately 36% of the repriced deposit accounts were redeemed without penalty.

First Financial assumed $279.8 million in additional Federal Home Loan Bank debt in the Peoples and Irwin acquisitions. Approximately $83.7 million in short-term advances from Irwin matured prior to the end of the third quarter of 2009.

At September 30, 2009, First Financial had unused and available overnight wholesale funding of approximately $2.5 billion.

ALLOWANCE FOR LOAN AND LEASE LOSSES (Excluding covered assets)
All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, all of the loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.  Because of the significant change in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

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

The provision for loan and lease losses for the third quarter of 2009 was $26.7 million compared to $3.2 million for the same period in 2008 and $10.4 million for the linked-quarter.  Year-to-date provision for loan and lease losses was $41.3 for 2009 and $8.9 million for 2008.  The year-to-date 2009 provision expense, represented approximately 175% of year-to-date 2009 total net charge-offs.  The allowance for loan and lease losses at September 30, 2009, was 2.0 times the first nine months annualized net charge-offs.  The allowance for loan and lease losses to period-end loans ratio was 1.94% as of September 30, 2009, compared to the September 30, 2008, and June 30, 2009, ratios of 1.14% and 1.34%, respectively.  First Financial’s allowance for loan and lease losses was $55.8 million at September 30, 2009, compared to $38.6 million at June 30, 2009, and $30.4 million at September 30, 2008.

The elevated net charge-offs and higher level of nonperforming assets reflects the continued adverse impact of the prolonged economic downturn and its effect on the loan portfolio. The elevated provision expense in the quarter is due largely to the company’s expectation of the risk inherent in the commercial real estate portfolio. While not necessarily credit specific for First Financial, generally the outlook for this sector has continued to deteriorate and is not likely to recover over the next 12 months, according to most industry data. Therefore, the company has increased reserves for this category. Approximately $10.2 million of the $17.1 million net increase to the allowance is due to the company’s estimate of sector risk in the commercial real estate portfolio. Although there have been some signs of economic stabilization and emerging optimism, unemployment rates remain at near-record levels, consumer spending is stagnant, and operating conditions continue to be challenging for many commercial borrowers.

The commercial and commercial real estate construction lending portfolios continued to experience elevated levels of stress during the third quarter of 2009. The quarter’s increase in total net charge-offs compared with last quarter and a year ago was driven primarily by deterioration within these segments. Late in 2008 and continuing into 2009, pressure from the prolonged recession began to adversely impact clients who up until that time, had not been severely affected.

At September 30, 2009, the commercial real estate and real estate construction loan portfolio totaled $1.3 billion, or 44.6% of total loans, including $170.5 million or 5.9% of total loans for commercial real estate construction, and $75.0 million or 2.6% of total loans for residential construction, land acquisition, and development.  First Financial closely monitors the status of the $75.0 million in residential construction, land acquisition and development projects and works proactively with borrowers throughout all stages of the lending relationship. At September 30, 2009, there were $8.0 million in residential construction and land development loans in the nonperforming loan category. The company believes its internal lending policies, comprehensive underwriting standards, aggressive monitoring and frequent communication with borrowers are keys to limiting credit exposure from both the residential construction and land acquisition and development segments in any particular project, but cannot be assured that its efforts will be successful in this unique economic environment.  Additionally, the Office of the Comptroller of the Currency issued new regulatory guidance that changed the manner in which these loans are evaluated for future performance.  The implementation of this new regulatory guidance required the company to classify a higher level of loans in this portfolio as substandard or nonperforming.

First Financial continually evaluates the commercial real estate and real estate construction portfolio for geographic and borrower concentrations, as well as loan-to-value coverage.

Third quarter 2009 total net charge-offs were $9.5 million, or 131 basis points of average loans and leases, compared with $8.1 million or 119 basis points of average loans and leases in the second quarter of 2009, and $2.4 million or 36 basis points of average loans and leases in the third quarter of 2008. Year-to-date 2009, total net charge-offs were $21.4 million or 103 basis points of average loans and leases, compared with $7.6 million or 39 basis points of average loans and leases year-to-date 2008.

During the third quarter of 2009, primarily due to a rebound in market values and the desire to eliminate portfolio risk from the shared national credit segment, the entire $34.5 million portfolio of shared national credits was sold, resulting in a net charge-off of $2.2 million or 30 basis points of average loans and leases. Included in this loan sale was a $1.4 million relationship, in bankruptcy, which represented approximately 20% of the loss on the portfolio sale.

In 2005, First Financial made the strategic decisions to discontinue the origination of residential real estate loans primarily for retention on its balance sheet and to exit its indirect installment lending.  As a result, the residential real estate and indirect installment portfolios have declined $327.4 million and $236.7 million, excluding the impact of loan sales, since that time.  In the first quarter of 2007, First Financial sold the servicing of its remaining residential real estate portfolio and established an agreement to sell substantially all its future originations to a strategic partner.  Prior to this decision, First Financial was not a sub-prime lender, and the company does not originate sub-prime residential real estate loans in the current originate-and-sell model.

At September 30, 2009, the allowance for loan and lease losses increased to $55.8 million from $38.6 million at June 30, 2009, and $30.4 million at September 30, 2008. The higher reserve reflects the company’s expectation that certain credit metrics, particularly those related to commercial real estate and construction, may remain volatile and at these higher levels until more consistent economic growth, increased consumer spending and lower unemployment rates occur. The company believes that the $55.8 million allowance for loan and lease losses at September 30, 2009, or 1.94% of period end loans, is adequate to absorb probable credit losses inherent in its lending portfolio.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly and year-to-date periods presented (dollars in $000’s).

	Three Months Ended					Nine Months Ended
	2009			2008		September 30,
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	2009	2008
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$38,649	$36,437	$35,873	$30,353	$29,580	$35,873	$29,057
Provision for loan losses	26,655	10,358	4,259	10,475	3,219	41,272	8,935
Gross charge-offs
Commercial	3,622	4,707	2,521	2,168	1,568	10,850	3,059
Real estate-construction	3,854	1,340	0	0	0	5,194	0
Real estate-commercial	927	1,351	382	2,083	48	2,660	1,443
Real estate-residential	471	351	231	47	335	1,053	601
Installment	315	304	400	493	424	1,019	1,470
Home equity	382	332	218	238	135	932	1,311
All other	492	386	308	374	426	1,186	1,350
Total gross charge-offs	10,063	8,771	4,060	5,403	2,936	22,894	9,234
Recoveries
Commercial	91	333	60	165	179	484	489
Real estate-construction	81	0	0	0	0	81	0
Real estate-commercial	86	14	16	40	37	116	59
Real estate-residential	2	20	2	5	4	24	20
Installment	205	203	254	189	225	662	786
Home equity	9	1	0	0	0	10	30
All other	55	54	33	49	45	142	211
Total recoveries	529	625	365	448	490	1,519	1,595
Total net charge-offs	9,534	8,146	3,695	4,955	2,446	21,375	7,639
Ending allowance for loan losses	$55,770	$38,649	$36,437	$35,873	$30,353	$55,770	$30,353

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	1.64%	2.08%	1.21%	0.98%	0.67%	1.65%	0.43%
Real estate-construction	5.72%	2.09%	0.00%	0.00%	0.00%	2.69%	0.00%
Real estate-commercial	0.33%	0.62%	0.17%	0.98%	0.01%	0.37%	0.25%
Real estate-residential	0.56%	0.38%	0.25%	0.04%	0.27%	0.39%	0.15%
Installment	0.50%	0.45%	0.62%	1.18%	0.71%	0.53%	0.75%
Home equity	0.47%	0.44%	0.30%	0.34%	0.20%	0.41%	0.66%
All other	6.35%	5.00%	4.18%	4.79%	5.66%	5.19%	5.77%
Total net charge-offs	1.31%	1.19%	0.55%	0.73%	0.36%	1.03%	0.39%

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

NONPERFORMING/UNDERPERFORMING ASSETS (Excluding covered assets)
Third quarter 2009 nonperforming loans were $63.6 million compared with $37.8 million in the second quarter of 2009 and $14.0 million in the third quarter of 2008. Both the linked-quarter and year-over-year increases were primarily attributable to continued deterioration within the commercial lending portfolios, specifically, commercial real estate construction. During the quarter, the company placed a single relationship totaling $13.6 million of commercial land development loans on nonaccrual.

Similar to the past several quarters, the higher level of nonperforming loans, which are accounted for under FASB Codification Topic 310-10-35: Subsequent Measurement of Receivables, continues to adversely impact the company’s nonperforming loan coverage ratios. The third quarter 2009 allowance for loan and lease losses as a percent of nonaccrual loans was 92.2% compared with 102.8% in the second quarter of 2009, and 219.5% in the third quarter of 2008, and the allowance for loan and lease losses as a percent of nonperforming loans was 87.7% at September 30, 2009, compared with 102.3% in the second quarter of 2009, and 216.2% in the third quarter of 2008.

Restructured Loans
During the third quarter of 2009, the company restructured approximately $2.9 million of residential mortgage loans for borrowers. The terms of the modifications included a combination of temporary interest rate reductions, term extensions and re-amortizations. These actions did not have a significant financial impact on the company. There can be no assurance these actions will be successful in improving the long-term performance of the borrowers.

Delinquent Loans
Total loans 30 to 89 days past due at September 30, 2009 were $20.8 million, or 0.72% of period end loans, compared with $20.5 million, or 0.71% at June 30, 2009, and $22.3 million, or 0.84% at September 30, 2008. Management closely monitors these trends and ratios and considers the level of delinquent loans consistent with its expectation of the total loan portfolio’s behavior.

Other Real Estate Owned
At September 30, 2009, OREO was $4.3 million, compared with $5.2 million at June 30, 2009, and $4.6 million at September 30, 2008.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of September 30, 2009, and the four previous quarters, as well as related credit quality ratios (dollars in $000’s).

	Quarter Ended
	2009			2008
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Nonaccrual loans
Commercial	$13,244	$8,100	$8,412	$5,930	$5,194
Real estate - construction	26,575	11,936	240	240	0
Real estate - commercial	12,407	10,130	9,170	4,779	3,361
Real estate - residential	5,253	4,897	4,724	5,363	3,742
Installment	493	394	464	459	417
Home equity	2,534	2,136	1,681	1,204	1,084
All other	0	0	0	6	32
Total nonaccrual loans	60,506	37,593	24,691	17,981	13,830
Restructured loans	3,102	197	201	204	208
Total nonperforming loans	63,608	37,790	24,892	18,185	14,038
Other real estate owned (OREO)	4,301	5,166	3,513	4,028	4,610
Total nonperforming assets	67,909	42,956	28,405	22,213	18,648
Accruing loans past due 90 days or more	308	318	255	138	241
Total underperforming assets	$68,217	$43,274	$28,660	$22,351	$18,889

Allowance for loan and lease losses to
Nonaccrual loans	92.17%	102.81%	147.57%	199.51%	219.47%
Nonperforming loans	87.68%	102.27%	146.38%	197.27%	216.22%
Total ending loans	1.94%	1.34%	1.33%	1.34%	1.14%
Nonperforming loans to total loans	2.21%	1.31%	0.91%	0.68%	0.53%
Nonperforming assets to
Ending loans, plus OREO	2.36%	1.48%	1.04%	0.83%	0.70%
Total assets, including covered assets	0.94%	1.14%	0.75%	0.60%	0.53%

NONPERFORMING/UNDERPERFORMING COVERED ASSETS

The following is a summary of covered nonperforming assets (dollars in $000’s).
	SEPTEMBER 30, 2009
	Peoples	Irwin	Combined

Covered nonaccrual loans
Commercial	$21	$16,826	$16,847
Real estate - commercial	314	4,876	5,190
Real estate - residential	0	19	19
Installment	5,987	8	5,995
Home equity	1,981	0	1,981
Leases	0	1,270	1,270
Total nonaccrual loans	8,303	22,999	31,302

Loans 90 days or more past due and still accruing
Commercial	143	8,415	8,558
Real estate - construction	27,414	9,616	37,030
Real estate - commercial	1,978	75,506	77,484
Real estate - residential	7,957	19,432	27,389
Installment	0	1,089	1,089
Home equity	0	709	709
Loans 90 days or more past due and still accruing	37,492	114,767	152,259
Total nonperforming loans	45,795	137,766	183,561
Other real estate owned (OREO)	11,227	795	12,022
Total covered nonperforming assets	$57,022	$138,561	$195,583

Nonperforming covered loans as a percentage of total covered loans	14.84%	7.88%	8.87%

The FDIC utilized a modified structure in the Irwin transaction where most, but not all, non-performing loans and OREO were retained by the FDIC at closing.  The FDIC determined a measurement date whereby the stated loss threshold was established, as well as the cut-off date for determining the non-performing loans that they would assume.  This structure differed from that utilized in the Peoples transaction as First Financial assumed all non-performing loans and OREO at the closing date.

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

First Financial’s wholly owned subsidiary, First Financial Bank, received approximately $948.3 million from the FDIC associated with the FDIC-assisted transactions involving Peoples and Irwin.  First Financial believes this provides sufficient liquidity to fund potential at-risk deposit outflows from those institutions.

Capital expenditures, such as banking center expansions and technology investments, were $13.9 million and $8.1 million for the first nine months of 2009 and 2008, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At September 30, 2009 and December 31, 2008, total short-term borrowings from the FHLB were $65.0 million and $150.0, respectively.  At September 30, 2009, and December 31, 2008, total long-term borrowings from the FHLB were $323.1 million and $83.2 million, respectively.  The total remaining borrowing capacity from the FHLB at September 30, 2009, was $265.2 million.

As of September 30, 2009, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $636.9 million as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities.  The market value of investment securities classified as available-for-sale totaled $523.4 million at September 30, 2009.  Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $6.7 million at September 30, 2009.  The market value of securities classified as trading totaled $0.4 million at September 30, 2009.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $16.5 million for the first nine months of 2009.  As of September 30, 2009, First Financial’s subsidiaries had retained earnings of $356.7 million of which $233.7 million was available for distribution to First Financial without prior regulatory approval.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp maintains a short-term revolving credit facility with an unaffiliated bank.  This facility provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders.  As of September 30, 2009, there was no outstanding balance compared to an outstanding balance of $57.0 million at December 31, 2008.  The outstanding balance of this line varies throughout the year depending on First Financial’s cash needs.  First Financial renewed the credit facility during the first quarter of 2009 for a period of one year with an amended, maximum outstanding balance of $40.0 million.  The credit facility was subsequently amended to reduce the maximum outstanding balance to $25.0 million.  The credit agreement requires First Financial to maintain certain covenants including return on average assets and those related to asset quality and capital levels.  For the quarter ending September 30, 2009, First Financial was in compliance with all covenants.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.3 million for each of the three months ended September 30, 2009, and 2008.  Interest expense for the nine months ended September 30, 2009 and 2008 was $0.9 million and $1.0 million, respectively.  Through the execution of an interest-rate swap the company has fixed its interest rate on the debentures for the next 10 years at 6.20%.

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

On June 8, 2009, First Financial completed a public offering of 13.8 million shares of its common stock adding approximately $98.0 million of additional common equity, after offering related costs. As a result of the capital raise during the second quarter, the company's already strong capital ratios further improved and continued to significantly exceed the amounts necessary to be classified as well capitalized.

Consolidated regulatory capital ratios at September 30, 2009, included the leverage ratio of 14.58%, Tier 1 ratio of 16.21%, and total capital ratio of 17.46%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $380.5 million, on a consolidated basis.  The tangible capital ratio was 8.57% and the tangible common equity ratio was 7.48% at September 30, 2009.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of September 30, 2009, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2009, and December 31, 2008, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

First Financial’s Tier I capital is comprised of total shareholders’ equity plus junior subordinated debentures, less unrealized gains and losses and any amounts resulting from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights.  Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.

For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for Total risk-based capital including intangibles and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

The Peoples and Irwin FDIC-assisted transactions, which were each accounted for as a business combination, resulted in the recognition of an FDIC Indemnification Asset, which represents the fair value of estimated future payments by the FDIC to First Financial for losses on covered assets.  The FDIC Indemnification Asset, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes.

On October 1, 2008, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC).  Subsequently on May 1, 2009, the company amended the shelf registration on Form S-3.  This amended shelf registration statement allowed the company to raise capital from time to time, up to an aggregate of $200 million, through the sale of various types of securities.  On June 8, 2009, the company completed a public offering of 13,800,000 shares of its common stock at a price of $7.50 per share resulting in net proceeds of $98.0 million of additional common equity after offering related costs.  Subsequent to this offering, the company has the ability to raise additional capital of $96.5 million under this amended shelf registration statement.  Specific terms and prices will be determined at the time of any future offering under a separate prospectus supplement to be filed with the SEC at the time of the offering.

U.S. Department of the Treasury Troubled Asset Relief Program
The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry. One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the company’s then risk-weighted assets. Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share. Such preferred shares pay a dividend of 5% for the first five years and will increase to 9% thereafter. In addition, subject to certain limited exceptions, financial institutions participating in the CPP are prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the Treasury. Participating financial institutions are also subject to certain limitations on executive compensation as well as other conditions. On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury. On February 19, 2009, the registration statement was deemed effective by the SEC.

During the third quarter of 2009, the company paid a $1.0 million dividend to the Treasury. Year-to-date 2009 dividends paid to the Treasury total $2.6 million.

Associated with the sale of the company’s perpetual preferred securities to the U.S. Treasury under its Capital Purchase Plan (CPP) in December of 2008, the U.S. Treasury received one warrant to purchase 930,233 shares of First Financial common stock at an exercise price of $12.90 per share. As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement will be reduced by 50% to 465,116 shares.

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

Many financial institutions that elected to participate in the CPP have now redeemed the preferred shares they issued to the Treasury and repaid the Treasury in full. First Financial’s board of directors continues to evaluate the company’s capital plan and structure, including the merits of continued participation in the CPP after having successfully raised approximately $98.0 million in common equity and the considering the capital generated in the FDIC-assisted transaction of Irwin. At this time a decision on First Financial’s continued participation in the CPP, including the timing of any repayment, has not been made and a formal application for repayment has not been submitted.  First Financial has initiated discussions with the board and regulators on the proper timing for redemption.

The following table illustrates the actual and required capital amounts and ratios as of September 30, 2009, and the year ended December 31, 2008 (dollars in $000’s).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
SEPTEMBER 30, 2009
Total capital to risk-weighted assets
Consolidated	702,102	17.46%	321,632	8.00%	N/A	10.00%
First Financial Bank	638,579	15.93%	320,634	8.00%	400,793	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	651,604	16.21%	160,816	4.00%	N/A	6.00%
First Financial Bank	580,881	14.49%	160,317	4.00%	240,476	6.00%

Tier 1 capital to average assets
Consolidated	651,604	14.58%	178,001	4.00%	N/A	5.00%
First Financial Bank	580,881	13.05%	177,326	4.00%	221,658	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2008
Total capital to risk-weighted assets
Consolidated	392,180	13.62%	230,284	8.00%	N/A	10.00%
First Financial Bank	354,333	12.37%	229,086	8.00%	286,358	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	356,307	12.38%	115,142	4.00%	N/A	6.00%
First Financial Bank	311,037	10.86%	114,543	4.00%	171,815	6.00%

Tier 1 capital to average assets
Consolidated	356,307	10.00%	141,689	4.00%	N/A	5.00%
First Financial Bank	311,037	8.77%	141,188	4.00%	176,485	5.00%

The capital levels for First Financial Bank reflect the net capital generated during the third quarter of 2009, as well as capital contributions totaling $71.5 from its parent, First Financial in cash capital contributions.  The remaining capital proceeds that the company received from the U.S. Treasury in December 2008, under its CPP, and the proceeds from the second quarter 2009 common equity stock offering remain at the parent company at this time.

In connection with First Financial’s adoption of FASB ASC Topic 825, Financial Instruments, effective January 1, 2008, a $0.8 million unrealized loss was reclassified from accumulated other comprehensive income (loss) to beginning retained earnings as part of a cumulative-effect adjustment.  There was no impact on total shareholders’ equity upon adoption.

First Financial also adopted FASB ASC Topic 715-60, Compensation-Retirement Benefits for Other Postretirement Defined Benefit Plans, effective January 1, 2008.  This topic applies to split-dollar life insurance arrangements whose benefits continue into the employees’ retirement.  First Financial recorded a transition adjustment in the amount of $2.5 million effective January 1, 2008, as a reduction of opening retained earnings and an increase in accrued interest and other liabilities in the Consolidated Balance Sheets.

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

Goodwill.  Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. FASB ASC Topic 350, Intangibles-Goodwill and Other, requires goodwill to be tested for impairment on an annual basis and more frequently in certain circumstances. At least annually, First Financial reviews goodwill for impairment using both income and asset based approaches. The income-based approach utilizes a multiple of earnings method in which First Financial's annualized earnings are compared to equity to provide an implied book-value-to-earnings multiple. First Financial then compares the implied multiple to current marketplace earnings multiples for which banks are being traded. An implied multiple less than current marketplace earnings multiples is an indication of possible goodwill impairment. The asset-based approach uses the discounted cash flows of First Financial's assets and liabilities, inclusive of goodwill, to determine an implied fair value. This input is used to calculate the fair value of the company, including goodwill, and is compared to the company's book value. An implied fair value that exceeds the company's book value is an indication that goodwill is not impaired. If First Financial's book value exceeds the implied fair value, an impairment loss equal to the excess amount would be recognized. Based on First Financial's analysis at year-end 2008 and during the first quarter of 2009, there have been no impairment charges required.

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

ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2009 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

Management’s analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risk and uncertainties that may cause actual results to differ materially.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which First Financial conducts operations continue to deteriorate, resulting in, among other things, a further deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Financial’s loan portfolio, allowance for loan and lease losses and overall financial purpose; the ability of financial institutions to access sources of liquidity at a reasonable cost; the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, such as the U.S. Treasury’s TARP and the FDIC’s Temporary Liquidity Guarantee Program, and the effect of such governmental actions on First Financial, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from participation in the Temporary Liquidity Guarantee Program or from increased payments from FDIC insurance funds as a result of depository institution failures; the effects of and changes in policies and laws of regulatory agencies, inflation, and interest rates; technology changes; mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames; and deposit attrition, customer loss and for revenue loss following completed acquisitions may be greater than expected; the effect of changes in accounting policies and practices; adverse changes in the securities and debt markets; First Financial’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; the cost and effects of litigation and of unexpected or adverse outcomes in such litigation; uncertainties arising from First Financial’s participation in the TARP, including impacts on employee recruitment and retention and other business practices, and uncertainties concerning the potential redemption of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; and First Financial’s success at managing the risks involved in the foregoing.

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

Presented below is the estimated impact on First Financial’s net interest income as of September 30, 2009, assuming immediate, parallel shifts in interest rates.  This analysis excludes the impact of the Irwin Acquisition due to the timing of the transaction and the on-going discussions with the FDIC that may impact which assets and liabilities are ultimately acquired or assumed by First Financial:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2009	(4.97)%	(2.25)%	3.70%	5.52%

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of September 30, 2009, assuming immediate, parallel shifts in interest rates and excluding the impact of the Irwin acqusition as noted above:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2009	(16.48)%	(6.80)%	3.70%	3.92%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 1.48% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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

On July 31, 2009, First Financial acquired the banking operations of Peoples Community Bank (Peoples) through an agreement with the Federal Deposit Insurance Corporation. On September 18, 2009, First Financial acquired the banking operations of Irwin Union Bank and Trust Company and Irwin Union Bank, FSB (Irwin, collectively) through an agreement with the Federal Deposit Insurance Corporation.  The internal control over financial reporting of Peoples’ and Irwin’s banking operations were excluded from the evaluation of effectiveness of First Financial’s disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisitions.  As a result of the Peoples and Irwin acquisitions, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities.

The acquired Peoples banking operations represents 8.5% of total consolidated deposits and 6.8% of total consolidated assets as of the period covered by this report.  The acquired Irwin banking operations represents 40.6% of total consolidated deposits and 28.1% of total consolidated assets as of the period covered by this report.

Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings.

Since the time we filed our Report on Form 10-Q for the quarter ended June 30, 2009, we experienced developments as noted in the litigation due to the recent acquisitions of the operations of Irwin Union Bank described elsewhere in this Form 10-Q.

The following disclosure is in connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank. The acquisition was pursuant to a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”). Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement. Furthermore, with respect to the claims set forth below, First Financial Bank has or will submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement. Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank against any and all costs, losses, liabilities, expenses (including attorneys’ fees) prior to the assumption of the defense by the FDIC as receiver, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with certain claims against Irwin Union Bank and the former subsidiaries of Irwin Union Bank for actions taken on or prior to September 18, 2009. First Financial believes the matters discussed below qualify for indemnification.

Litigation in Connection with Loans Purchased by Former Irwin Subsidiaries from Freedom Mortgage Corporation.

On January 22, 2008, Irwin Union Bank and Irwin Home Equity Corporation (“Irwin Home Equity”), filed suit against Freedom Mortgage Corporation (“Freedom”) in the United States District Court for the Northern District of California, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. Irwin Union Bank and Irwin Home Equity are seeking damages in excess of $8 million from Freedom.

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the California Action and filed suit against Irwin Mortgage Corporation (“Irwin Mortgage”) and its former indirect parent, Irwin Financial Corporation (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleged that the repurchase demands in the California Action represent various breaches of an Asset Purchase Agreement dated as of August 7, 2007, which was entered into by Irwin Financial Corporation, Irwin Mortgage and Freedom  in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware Action, Freedom sought damages in excess of $8 million and to compel Irwin Financial to order its (now former) subsidiaries in the California Action to dismiss their claims.

In April 2008, the California district court stayed the California Action pending completion of arbitration. The arbitration remains pending. On March 23, 2009, the Delaware district court granted Irwin’s motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed. The California district judge previously stated on the record that she would not hear Freedom’s claims in the Delaware Action until the arbitration is completed. No reserves have been established for this litigation.

First Financial Bank is evaluating this matter,  will begin discussions with FDIC counsel on this litigation and expects to make a claim for indemnification with respect to the subsidiaries.

Homer v. Sharp

This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million on each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. On October 23, 2009, Irwin Mortgage filed a motion to modify the scheduling order, requesting a three-month extension of deadlines due to the receivership of Irwin Union Bank and the sale of Irwin Mortgage to First Financial.

This case is in the early stages and we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. No reserves have been established for this litigation.

First Financial Bank is evaluating this matter,  will begin discussions with FDIC counsel on this case and expects to make a claim for indemnification with respect to the subsidiary.

EverBank v. Irwin Mortgage Corporation and Irwin Union Bank and Trust Company-Demand for Arbitration

On March 25, 2009, Irwin Mortgage and Irwin Union Bank received an arbitration demand (“Demand”) from EverBank for administration by the American Arbitration Association, claiming damages for alleged breach of an ”Agreement for Purchase and Sale of Servicing” (the “EverBank Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank is the guarantor of Irwin Mortgage’s obligations under the EverBank Agreement, and that the EverBank Agreement was amended November 1, 2006 to include additional loans. According to the Demand, EverBank alleges that Irwin Mortgage and Irwin Union Bank breached certain warranties and covenants under the EverBank Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10,000,000.  A reserve has been established that is deemed appropriate for resolution of all open repurchase issues with EverBank. In April 2009, Irwin Mortgage and Irwin Union Bank filed an answer and counter-claims to the Demand.

On October 23, 2009, First Financial Bank requested indemnification from the FDIC for this litigation under the Agreement.

We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

Item 1A.      Risk Factors.

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

We expect credit quality to remain challenging and continue to deteriorate for at least the remainder of 2009 and much of 2010, notably in commercial real estate. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that a deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations. Because we have substantially fewer nonperforming assets than many of our peers, the credit quality of our loan portfolio in recent quarters has and may continue to deteriorate at a faster rate than many of our peers.

The results of the internal stress test that we have released may not accurately predict the impact on our company if the condition of the economy were to continue to deteriorate.

During 2009 we have conducted a number of internal stress tests. These stress tests were based on the tests that were recently administered to the nation’s 19 largest banks by the U.S. Treasury in connection with its Supervisory Capital Assessment Program. Under the stress tests, we applied the U.S. Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

While we believe we have appropriately applied the U.S. Treasury’s assumptions in performing this internal stress tests, we can not assure you that the results of this test are comparable to the results of stress tests performed and publicly released by the U.S. Treasury or that the results of our stress test would be the same if it had been performed by the U.S. Treasury. Moreover, the results of the stress tests may not accurately reflect the impact on our company if the economy does not improve or continues to deteriorate. Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our resources and capital requirements, than those predicted by our internal stress tests.

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

To enhance liquidity, we may depend upon borrowings under credit facilities or other indebtedness. We currently maintain a $25 million credit facility with an unaffiliated bank, which at September 30, 2009 had an outstanding balance of $0 and expires in March, 2010. It is uncertain whether we may be successful in renewing such facility. As a result of recent turbulence in the capital and credit markets, many lenders and institutional investors have reduced or ceased to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings. In addition, if we decide to repurchase the Series A Preferred Stock and the Warrants and use cash available to us other than from the proceeds of this offering, our liquidity could be negatively impacted further.

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

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company;
•	difficulty in estimating the value (including goodwill) of the target company;
•	difficulty in receiving appropriate regulatory approval for any proposed transaction;
•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and
•	potential changes in accounting, banking, or tax laws or regulations that may affect the target company.

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

Risks Related to the Acquisition of the Business and Assets of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union, FSB.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisitions all of which may not be supported by the loss sharing agreements with the FDIC.

In connection with the acquisitions, we acquired a significant portfolio of loans. Although we expect to mark down the loan portfolio we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Business Risks – Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on the factors affecting the levels of these charge-offs.

Although we have entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the acquisitions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

We may fail to realize any benefits and incur unanticipated losses related to the assets of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, FSB  that First Financial Bank acquired and the liabilities of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, FSB  that were assumed.

The success of these acquisitions will depend, in part, on First Financial’s ability to successfully combine the acquired businesses and assets with First Financial’s business and First Financial’s ability to successfully manage the significant loan portfolio that was acquired. As with any acquisition involving a financial institution, particularly with respect to the acquisition nearly doubling the size of First Financial and the large increase in the number of bank branches, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect First Financial’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by differences between the organizations. Although First Financial had significant operations in the principal regional markets in which the acquired entities operated, the loss of key employees of these entities could adversely affect First Financial’s ability to successfully conduct business in certain local markets in which the entities operated, which could have an adverse effect on First Financial’s financial results. Integration efforts will also divert attention and resources from First Financial’s management. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the ability to successfully integrate the institutions. If First Financial experiences difficulties with, or delays in, the integration process, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Finally, First Financial will need to ensure that the banking operations of the acquired entities maintain effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

First Financial’s Exchange Act reports contain limited financial information on which to evaluate the acquisition of Irwin Union Bank and Trust Company and Irwin Union Bank, FSB.

The acquisition of the banking operations and certain assets of Irwin Union Bank and Irwin FSB are significant acquisitions for First Financial; however, First Financial’s Exchange Act reports contain limited financial information on which to evaluate theses acquisitions.  First Financial’s Exchange Act reports may not contain all of the financial and other information about Irwin Union Bank and Trust Company and Irwin Union, FSB and the assets that were acquired and liabilities assumed that investors may consider important, including information related to the loan portfolio acquired and the impact of the acquisition on First Financial.

First Financial will be expanding operations into new geographic areas.

Portions of the market areas represented by Irwin Union Bank and Irwin FSB, including those in Arizona, California, Missouri, Nevada and Utah, are areas in which First Financial historically conducted no banking activities. Although First Financial has indicated it plans to divest itself of banking centers in areas outside its strategic footprint, in the interim, First Financial must effectively integrate these new markets to retain and expand the business currently conducted by these branches while maintaining appropriate risk controls. The ability to compete effectively in the new markets will be dependent on First Financial’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Irwin who know their markets better than First Financial does.

Furthermore, the operations of the franchise business acquired will increase the concentration risk of First Financial’s lending in this area and First Financial will rely on the expertise of those individuals currently at the acquired franchise group.

Prior to the acquisition, Irwin Union Bank and Trust Company and a number of its subsidiaries, notably Irwin Home Equity and Irwin Mortgage Corporation were the subject of a number of legal actions regarding their mortgage and/or home equity lines of business and these matters may require significant resources and  management attention.

As discussed in Note 4 -  Commitments and Contingencies, in connection with the acquisition of certain assets and assumption of certain liabilities Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial assumed, subject to the terms of a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”), certain legal claims against the subsidiaries of Irwin Union Bank.  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Agreement.  Furthermore, with respect to the claims involving the subsidiaries, First Financial Bank has or will submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement as amended.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain actions by the former subsidiaries of Irwin Union Bank taken on or prior to September 18, 2009.

Although the assets and liabilities that the FDIC as receiver determines are subject to First Financial’s indemnification claims will be covered by the FDIC as receiver and thus excluded from the acquisition of Irwin Union Bank, during the process of integrating Irwin Union Bank and its subsidiaries with First Financial Bank, First Financial may discover other inconsistencies in standards, controls, procedures and policies that adversely affect First Financial’s ability to achieve the anticipated benefits of the acquisition of Irwin Union Bank and could distract management from implementing its strategic plan.  Furthermore, unless the FDIC as receiver assumes the defense of such claims, First Financial will have to expend considerable time and effort to defend the actions, subject to such indemnification.

The acquisitions have increased First Financial’s commercial real estate, which have a greater credit risk than residential mortgage loans.

With the acquisition of the Irwin entities loan portfolios, the commercial loan and construction loan portfolios have become a larger portion of First Financial Bank’s total loan portfolio than it was prior to the acquisitions. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2009.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through
July 31, 2009	3,632	$7.80	0	4,969,105
August 1 through
August 31, 2009	0	0.00	0	4,969,105
September 1 through
September 30, 2009	0	0.00	0	4,969,105
Total	3,632	$7.80	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
	Purchased	Per Share
Period
First Financial Bancorp Thrift Plan
July 1 through
July 31, 2009	0	$0.00
August 1 through
August 31, 2009	0	0.00
September 1 through
September 30, 2009	0	0.00
Total	0	$0.00

Director Fee Stock Plan
July 1 through
July 31, 2009	3,632	$7.80
August 1 through
August 31, 2009	0	0.00
September 1 through
September 30, 2009	0	0.00
Total	3,632	$7.80

Stock Option Plans
July 1 through
July 31, 2009	0	$0.00
August 1 through
August 31, 2009	0	0.00
September 1 through
September 30, 2009	0	0.00
Total	0	$0.00

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock.  Neither of the plans expired during this quarter.  However, as of September 30, 2009, all shares under the 2003 plan have been repurchased.  The table that follows provides additional information regarding those plans.

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

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards (filed as Exhibit 10.24 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.25	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.26	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan (2009) (incorporated herein by reference to the Form 8-K filed on April 16, 2009).*

10.28	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.29	First Financial Bancorp. 2009 Non-Employee Director Stock Plan (filed as Appendix B to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.30	Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees.*

10.31	Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Stock Employee Stock Plan.*

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ Anthony M. Stollings
J. Franklin Hall		Anthony M. Stollings
Executive Vice President and		Senior Vice President, Chief Accounting
Chief Financial Officer		Officer, and Controller

Date	11/16/09	Date	11/16/09