Form 10-K
period 2009-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2010-03-16
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 East Fourth Street, Suite 1900	45202
Cincinnati, Ohio	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (513) 979-5782

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
☒ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2009, was $372,693,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 12, 2010, there were issued and outstanding 57,825,699 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Parts I, II and IV.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2010 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I

Item 1.  Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial), was formed in 1982.  First Financial is a bank holding company headquartered in Cincinnati, Ohio.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (Bank).  First Financial Capital Advisors LLC (FFCA) is First Financial’s registered investment advisor and assists the Bank with the investment management of trust assets.  Another subsidiary of First Financial is First Financial (OH) Statutory Trust II (Statutory Trust II) which was established to facilitate raising regulatory capital in the form of corporation-obligated mandatory redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities.  This subsidiary was deconsolidated effective January 1, 2004, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810 Consolidation.  Since it does not itself conduct any operating businesses, First Financial must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of common stock.  For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 39 of First Financial's Annual Report to Shareholders, which is incorporated by reference in response to this item.  First Financial’s oldest subsidiary, First Financial Bank, was founded in 1863.

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending, and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, office buildings).  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits, and cash management services for commercial customers. A full range of trust and asset management services is also provided through First Financial’s Wealth Resource Group.

Commercial loans are made to all types of businesses for a variety of purposes.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

With the acquisitions that occurred in the third quarter of 2009, commercial lending activities now include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on concepts that have sound economics, low closure rates, and brand awareness within specified local, regional, or national markets.  The economics of the financed franchise unit should generate sufficient realizable returns to the owner/operator to repay the obligation.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

Commercial real estate loans are secured by a mortgage lien on the real property.  The credit underwriting for both owner-occupied and investor income producing real estate loans includes detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analysis.  Risk of loss is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.  Market diversification within First Financial’s service area, as well as a diversification by industry, are other means by which the risk of loss is managed by First Financial.  First Financial does not have a significant exposure to residential builders and developers.

The majority of residential real estate loans originated by the Bank conforms to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties.  The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans.

Consumer loans are primarily loans made to individuals.  Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, key indicators of the ability to repay.  Some security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers.  Both factors help provide diversification of the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

First Financial has minimal foreign currency transactions and does not have a significant exposure to foreign currencies.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2009, and is incorporated herein by reference.

At December 31, 2009, First Financial and its subsidiaries had 1,748 employees, of which 244 were classified as temporary.

First Financial's executive office is located at 201 East Fourth Street, Suite 1900, Cincinnati, Ohio 45202, and the telephone number is (513) 979-5782.  First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Information” link, under “SEC Filings.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The list of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.

Business Combinations
During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (collectively, Irwin). The company also acquired 3 Indiana banking centers including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expands the First Financial footprint, opens new markets and strengthens the company through the generation of additional capital. Through these three transactions, the company added a total of 49 banking centers, including 39 banking centers within the company’s primary markets.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans and other real estate owned (OREO) (collectively, “covered assets”), beginning with the first dollar of loss.  Covered loans now represent nearly half of First Financial’s loans, These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

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

An overview of the transactions and their respective loss share agreements are discussed in further detail in the Business Combinations section of the Management’s Discussion and Analysis.

Market and Competitive Information
First Financial, through its regionalization efforts and business model, has focused its subsidiary bank to deliver a community banking philosophy to its clients.  First Financial serves a combination of metropolitan and non-metropolitan markets primarily in Indiana, Ohio, Kentucky, and Michigan through its full-service banking centers.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of financial success.

The company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other sections of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.  Late in 2007, the overall national economy was negatively impacted by the deterioration of the subprime lending market, which quickly developed into a credit and liquidity crisis in certain sectors of the financial services industry.  This has resulted in the implementation of a number of government sponsored programs designed to invest capital and liquidity into the financial services sector for the purposes of strengthening consumer confidence and stimulating lending activity.  However, First Financial’s strong liquidity and capital position combined with conservative lending practices should allow the company to mitigate significant macro-economic risk.

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

Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency (OCC). All depository institutions and their deposits are insured up to the legal limits by the Deposit Insurance Fund (DIF) which is administered by the Federal Deposit Insurance Corporation (FDIC) and is subject to the provisions of the Federal Deposit Insurance Act (FDIA).

FDIC Deposit Insurance Assessments
As an institution with deposits insured by the DIF, First Financial Bank is subject to deposit insurance premiums and assessments. Under the provisions of the FDIA, the premiums and assessments to be paid by insured institutions are specified in schedules issued by the FDIC that specify a fund target reserve ratio between 1.15% and 1.50% of estimated insured deposits.

Under the FDIA, the FDIC imposed deposit insurance premiums are based on one of four premium categories depending on First Financial’s capital classification under the prompt corrective action provisions. In December 2008, the FDIC approved a final rule on deposit premium rates for the first quarter of 2009. The rule raised premium rates uniformly by 7 basis points (annually) for the first quarter of 2009 only.  At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. As amended in a final rule issued in March 2009, the changes commencing April 1, 2009, set a five-year target of 1.15 percent for the designated reserve ratio (which had fallen sharply during 2008 and early 2009), and set base assessment rates between 12 and 45 basis points, depending on the risk category. However, adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) were provided for in the case of individual institutions that could result in assessment rates between 7 and 24 basis points for institutions in the lowest risk category and 40 to 77.5 basis points for institutions in the highest risk category. The purpose of the April 1, 2009, changes was to ensure that riskier institutions bear a greater share of the increase in assessments, and are subsidized to a lesser degree by less risky institutions.

In addition to these changes in the basic assessment framework, the FDIC, in an interim rule also issued in March 2009, imposed a 20 basis point emergency special assessment on deposits of insured institutions as of June 30, 2009, to be collected on September 30, 2009. In May 2009, the FDIC imposed a further special assessment on insured institutions of five basis points on their June 30, 2009, assets minus Tier 1 capital, also payable September 30, 2009. And in November 2009, the FDIC required all insured institutions to prepay, on December 30, 2009, slightly over three years of estimated insurance assessments.

Taking into account both regular and special deposit insurance assessments, we were required to pay total deposit and other insurance expense of $6.9 million in 2009. We also prepaid an estimated 3 year insurance assessment of $17.1 million on December 30, 2009.

Bank Holding Company

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

In addition, bank holding companies that satisfy certain requirements may elect to become financial holding companies.  Financial holding companies are permitted to engage in certain activities that are “financial in nature” (e.g. insurance underwriting, securities brokerage, merchant banking) and that are not permitted for bank holding companies.  First Financial’s current strategic plans do not include utilizing these expanded activities and as a result it has not elected to become a financial holding company.

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

Recent Legislation, Other Regulatory Developments and Pending Legislation

Emergency Economic Stabilization Act of 2008
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections. In December 2009, the Secretary of the Treasury announced the extension of the TARP to October 2010, but indicated that not more than $550 billion of the total authorized would actually be deployed.

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends. In late 2009, the Treasury Department announced that the CPP was effectively closed, and that certain other emergency programs under the TARP had been or would be terminated.

On December 23, 2008, First Financial participated in the CPP and issued approximately $80 million in capital in the form of non-voting cumulative preferred stock that paid cash dividends at the rate of 5% per annum for the first five years, and then paid cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury received warrants to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The proceeds of the $80 million were credited to the preferred stock and additional paid-in-capital. The difference between the par value of the preferred stock and the amount credited to the preferred stock account is amortized against retained earnings and is reflected in our income statement as dividends on preferred shares, resulting in additional dilution to our common stock.  Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares.  The exercise price for the warrant of $12.90 per share, and the market price for determining the number of shares of common stock subject to the warrants, was determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrants are immediately exercisable, in whole or in part, over a term of 10 years. Due to our common equity offering in June 2009, the number of common shares subject to the warrant was reduced to 465,117.  The warrants are included in our diluted average common shares outstanding in periods when the effect of their inclusion is dilutive to earnings per share (if exercised it would amount to approximately 0.8% of our currently issued and outstanding shares.  On February 24, 2010, we redeemed in full the $80 million of preferred stock.  The warrant remains outstanding at the reduced level.

To participate in CPP, we were required to meet certain appropriate standards for executive compensation and corporate governance, which were significantly amended by the American Recovery and Reinvestment Act of 2009, and include the following:

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

Federal Deposit Insurance Coverage
EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee certain debt issued by FDIC-insured institutions through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP has been extended to cover debt of FDIC-insured institutions issued through April 30, 2010, and the TAGP has been extended through June 30, 2010. We have participated in the TAGP since its beginning, and have elected to continue our participation during the extension period.

Financial Stability Plan
On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department provides more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov. We do not expect to participate in the FSP, however, we continue to monitor these developments and assess their potential impact on our business.

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

Other Regulatory Developments
The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to First Financial, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel 1A proposals, new rulemaking involving a “standardized framework” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized framework or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2009.

Pending Legislation
At the end of 2009, there were numerous legislative proposals, originating both in Congressional committees and in the Obama Administration, that would, if enacted, have significant impact on the banking industry. These proposals include the creation of a Consumer Financial Protection Agency with rulemaking, examination, and enforcement powers to oversee consumer lending, credit card, and other consumer financial activities. The Agency would take over certain functions now lodged with banking regulators and other agencies. They also include a broad financial regulatory reform initiative that would, among other things, (a) abolish the thrift charter and convert the Office of Thrift Supervision into a division of the Office of the Comptroller of the Currency, (b) establish a Financial Stability Council to oversee systemic risk issues, (c) extend regulation beyond bank holding companies to financial sector companies not presently regulated, including hedge funds, and (d) provide a means for resolving, without governmental bailouts, entities previously regarded as “too big to fail.” We will monitor all legislative developments and assess their potential impact on our business.

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
Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit and fraud losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

Risks Relating to Our Business

Credit Risks
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.
Large, individual loans, letters of credit and contracts magnify such credit risks.  As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our total loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.  In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.

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

Real estate volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.
Our other real estate owned (“OREO”) portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as is currently being experienced and as experienced during 2008 and 2009.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of our OREO properties.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an adverse effect on our business, results of operations and financial condition.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur and/or be detected in periods of general economic uncertainty, such as at the present time. We may also fail to receive full information with respect to the risks of a counterparty.  In addition, in cases where we have extended credit against collateral, we may find that we are undersecured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

Recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us. Additionally, increases in unemployment also may adversely affect the ability of certain clients to pay loans and the financial results of commercial clients in localities with higher unemployment, which may result in loan defaults and foreclosures and which may impair the value of our collateral. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may increase in the future.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.
Late in 2008 we began to experience a downturn in the overall credit performance of our loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels and decreased sources of liquidity are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions resulted in an increase in our loan loss reserves.

We expect credit quality to remain challenging and could continue to deteriorate for much of 2010, notably in commercial real estate. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that a deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations. Because we have substantially fewer nonperforming assets than many of our peers, the credit quality of our loan portfolio in recent quarters has and may continue to deteriorate at a faster rate than many of our peers.

The results of the internal stress test may not accurately predict the impact on our company if the condition of the economy were to continue to deteriorate.
During 2009 we have conducted a number of internal stress tests. These stress tests were based on the tests that were administered to the nation’s 19 largest banks by the Treasury in connection with its Supervisory Capital Assessment Program. Under the stress tests, we applied the Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

While we believe we have appropriately applied the Treasury’s assumptions in performing our internal stress tests, we can not assure you that the results of this test are comparable to the results of stress tests performed and publicly released by the Treasury or that the results of our stress test would be the same if it had been performed by the Treasury. Moreover, the results of the stress tests may not accurately reflect the impact on our company if the economy does not improve or continues to deteriorate. Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our resources and capital requirements, than those predicted by our internal stress tests.

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

Operating Risks
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
At December 31, 2009, we had $2.2 billion in assets under management.  The sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

Negative public opinion could damage our reputation and adversely impact business and revenues.
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

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

Company Risks
We may not pay dividends on your common shares.
Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common shares dividend in the future. This could adversely affect the market price of our common shares. Also, our ability to increase our dividend or to make other distributions was restricted due to our participation in the CPP, which limited (without the consent of the Treasury) our ability to increase our dividend or to repurchase our common shares for so long as any preferred securities issued under such program remain outstanding. Our ability to increase our dividend or to make other distributions is not impacted by the warrant held by Treasury.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common shares.
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 57,825,699 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Furthermore, in connection with our participation in the CPP, the U.S. Treasury received a warrant as discussed under “Emergency Economic Stabilization Act of 2009”, and we have agreed to provide the U.S. Treasury with certain anti-dilutive adjustments as well as registration rights. The issuance of additional common shares as a result of exercise of the warrant or otherwise or the issuance of securities convertible or exercisable into common shares would dilute the ownership interest of our existing common shareholders.  The market price of our common shares could decline as a result of this offering as well as other sales of a large block of common shares or similar securities in the market after this offering, or the perception that such sales could occur.

Our liquidity is largely dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.
We are a separate and distinct legal entity from our subsidiaries, including First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

To enhance liquidity, we may depend upon borrowings under credit facilities or other indebtedness. We currently maintain a $25 million credit facility with an unaffiliated bank, which at December 31, 2009 had an outstanding balance of $0 and expires in late March, 2010. It is uncertain whether we may be successful in renewing such facility. As a result of recent turbulence in the capital and credit markets, many lenders and institutional investors have reduced or ceased to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings.

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

If our regulators deem it appropriate, they can take regulatory actions that could impact our ability to compete for new business, constrain our ability to fund our liquidity needs, and increase the cost of our services.
First Financial and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, SEC, FINRA, and various state regulatory agencies. As such, First Financial is subject to a wide variety of laws and regulations, many of which are discussed in the “Business - Regulation” section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.

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

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA which amended Section 111 of the EESA in its entirety, as well as the interim regulations issued by the U.S. Treasury, significantly expanded the executive compensation restrictions.  Such restrictions applied to us as a participant in the CPP and generally continued to apply for as long as any Senior Preferred shares were outstanding. These ARRA restrictions shall not apply to us during such time when the federal government only holds warrants to purchase common shares. Such restrictions and standards may further impact management's ability to compete with financial institutions that are not subject to the same limitations as First Financial under Section 7001 of the ARRA.

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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions could involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.

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
Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States (U.S. GAAP).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2009 for more information.

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

Our results of operations depend upon the results of operations of our subsidiaries.
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on December 31, 2009, our bank subsidiary had an additional $223.7 million available to pay dividends to us without prior regulatory approval.

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
We maintain an available for sale investment securities portfolio which includes assets with various types of instruments and maturities.  We also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available for sale securities are recognized in shareholders equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value and recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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

We are subject to ongoing tax examinations in various jurisdictions. The Internal Revenue Service and other taxing jurisdictions may propose various adjustments to our previously filed tax returns. It is possible that the ultimate resolution of such proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.

From time to time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions prior to acquisition and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations.

In the event the Internal Revenue Service, State of Ohio, or other state tax officials propose adjustments to our previously filed tax returns (or those of our subsidiaries), it is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs.

Risks Related to the Acquisition of the Business and Assets of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, FSB.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisitions all of which may not be supported by the loss sharing agreements with the FDIC.
In connection with the acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Business Risks – Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information on the factors affecting the levels of these charge-offs.

Although we have entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the acquisitions will be indemnified by the FDIC, we are not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

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
The acquisition of the banking operations and certain assets of Irwin Union Bank and Irwin FSB are significant acquisitions for First Financial; however, First Financial’s Exchange Act reports contain limited financial information on which to evaluate these acquisitions.  First Financial’s Exchange Act reports may not contain all of the financial and other information about Irwin Union Bank and Trust Company and Irwin Union, FSB and the assets that were acquired and liabilities assumed that investors may consider important, including information related to the loan portfolio acquired and the impact of the acquisition on First Financial.

First Financial will be expanding operations into new geographic areas.
Portions of the market areas represented by Irwin Union Bank and Irwin FSB, including those in Arizona, California,  Nevada and Utah, are areas in which First Financial historically conducted no banking activities. Although First Financial has indicated it plans to divest itself of banking centers in areas outside its strategic footprint, in the interim, First Financial must effectively integrate these new markets to retain and expand the business currently conducted by these branches while maintaining appropriate risk controls. The ability to compete effectively in the new markets will be dependent on First Financial’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Irwin who know their markets better than First Financial does.

Furthermore, the operations of the acquired franchise lending business will increase the concentration risk of First Financial’s lending in this area and First Financial will rely on the expertise of those individuals currently at the acquired franchise group.

Prior to the acquisition, Irwin Union Bank and Trust Company and a number of its subsidiaries, notably Irwin Home Equity and Irwin Mortgage Corporation were the subject of a number of legal actions regarding their mortgage and/or home equity lines of business and these matters may require significant resources and  management attention.
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial assumed, subject to the terms of a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”), certain legal claims against the subsidiaries of Irwin Union Bank.  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Agreement.  Furthermore, with respect to the claims involving the subsidiaries, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement as amended.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin and its former subsidiaries for actions taken on or prior to September 18, 2009.  There can be no assurances the FDIC will agree with our positions regarding indemnifications.

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

We have identified a number of claims against which we believe we should be indemnified pursuant to the Purchase Agreement, and we have submitted and expect to continue to submit requests for indemnification to the FDIC as receiver. The process of seeking indemnification from the FDIC as receiver with respect to such litigation could be time-consuming and subject to dispute. Further, until the FDIC as receiver has approved and reimbursed us for the claims for which we should be indemnified, we could be exposed to liabilities arising from the defense of such claims.  Discussions are ongoing with the FDIC regarding indemnification with respect to certain actions taken by Irwin and/or its subsidiaries prior to September 18, 2009.

The acquisitions have increased First Financial’s commercial real estate loan portfolio, which have a greater credit risk than residential mortgage loans.
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

First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our Exchange Act reports being recorded, processed, summarized, and reported adequately.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. The internal control over financial reporting of Peoples’ and Irwin’s banking operations were excluded from the evaluation of effectiveness of our disclosure controls and procedures as of the period ended December 31, 2009, because of the timing of the acquisitions. As a result of the Peoples and Irwin acquisitions, however, we will be implementing changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the Peoples and Irwin acquisitions, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our Exchange Act reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Certain fair value estimates and other measures associated with the assets of Peoples and Irwin acquired from the FDIC remain uncertain, and subject to change, based on future determinations made by the FDIC, which could adversely affect our financial condition and results of operations.
We have determined that the acquisitions of the net assets of Peoples and Irwin constitute business combinations as defined under GAAP. Accordingly, the assets acquired and liabilities assumed have been presented by us in our financial statements at their fair values as required. In many cases, the determination of these fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Under GAAP, these fair value estimates are considered preliminary, and remain subject to change for up to one year after the closing dates of the acquisitions as additional information relative to closing date fair values becomes available. We and the FDIC are engaged in on-going discussions that may impact which assets and liabilities were acquired or assumed by First Financial and/or the associated purchase prices. Based upon these discussions, there could be further adjustments to those assets acquired or assumed. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates. Any future changes to such measures or determinations could adversely affect our financial condition and results of operations.

First Financial Bank’s failure to fully comply with the loss-sharing provisions relating to its acquisitions of Peoples and Irwin from the FDIC could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering First Financial Bank financially responsible for the full amount of any losses related to such assets.
In connection with First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC, First Financial Bank entered into loss-sharing agreements with the FDIC whereby the FDIC has agreed to cover 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, “covered assets”), and 95% of the losses on such covered assets in excess of thresholds stated in the loss-sharing agreements. First Financial Bank’s management of and application of the terms and conditions of the loss-sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that First Financial Bank must submit to the FDIC and on-site compliance visitations by the FDIC. If First Financial Bank fails to fully comply with its obligations under the loss-sharing provisions of the Purchase and Assumption Agreements relating to First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC, First Financial Bank could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, First Financial Bank would be solely financially responsible for the losses sustained by such individual or pools of assets.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The registrant and its subsidiaries operate from 127 banking centers.  Its strategic operating markets are located within the four state regions of Ohio, Indiana, Kentucky, and Michigan where it operates 118 banking centers; 60 banking centers are located in Ohio, including First Financial's executive office in Cincinnati, Ohio; 45 banking centers are located in Indiana; 9 banking centers are located in Kentucky; and 4 banking centers located in Michigan.

Item 3.  Legal Proceedings.
We make the following disclosure in connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank and Trust Company (Irwin Union Bank) by First Financial Bank from the FDIC as receiver for Irwin Union Bank.  The acquisition was completed pursuant to a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”).  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement.  Furthermore, with respect to the claims set forth below, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and the former subsidiaries of Irwin Union Bank for actions taken on or prior to September 18, 2009.  First Financial believes the matters discussed below qualify for indemnification.  Furthermore, discussions are ongoing with the FDIC regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries in connection the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver.

Litigation in Connection with Loans Purchased by Former Irwin Subsidiaries from Freedom Mortgage Corporation

On January 22, 2008, Irwin Union Bank and Irwin Home Equity Corporation (IHE), filed suit against Freedom Mortgage Corporation (Freedom) in the United States District Court for the Northern District of California, Oakland Division, Irwin Union Bank, et al. v. Freedom Mortgage Corp. (the “First California Action”), for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and IHE had purchased from Freedom. Irwin Union Bank and IHE are seeking damages in excess of $8 million from Freedom.

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the First California Action and filed suit against Irwin Mortgage Corporation (Irwin Mortgage) and its former indirect parent, Irwin Financial Corporation (IFC), (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleged that the repurchase demands in the First California Action represent various breaches of an Asset Purchase Agreement dated as of August 7, 2007, which was entered into by IFC, Irwin Mortgage and Freedom in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware Action, Freedom sought damages in excess of $8 million and to compel IFC to order its (now former) subsidiaries in the First California Action to dismiss their claims.

In April 2008, the California district court stayed the First California Action pending completion of arbitration. The arbitration remains pending.  The California district judge previously stated on the record that she would not hear Freedom’s claims in the Delaware Action until the arbitration is completed.

On March 23, 2009, the Delaware district court granted Irwin’s motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed.  The Delaware Action was transferred on March 30, 2009 and officially filed in the United States District Court for the Northern District of California, San Francisco Division, on March 31, 2009, Freedom Mortgage Corporation v. Irwin Financial Corporation and Irwin Mortgage Corporation (the “Second California Action”).

As a result of the FDIC receivership of Irwin Union Bank and the bankruptcy of IFC, several stipulations were entered into postponing various case management dates originally ordered by the court.  No reserves have been established for this litigation.

First Financial Bank continues to evaluate this matter and expects to conduct discussions with the FDIC and make a claim for indemnification with respect to the subsidiaries.

Homer v. Sharp

This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million on each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. On October 23, 2009, Irwin Mortgage filed a motion to modify the scheduling order, requesting a three-month extension of deadlines due to the receivership of Irwin Union Bank and the sale of Irwin Mortgage to First Financial.  In December 2009, the court issued a scheduling order with various deadlines, including a trial date of June 7, 2010.

We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. No reserves have been established for this litigation.

First Financial Bank continues to evaluate this matter and expects to conduct discussions with FDIC counsel and make a claim for indemnification with respect to the subsidiary.

EverBank v. Irwin Mortgage Corporation and Irwin Union Bank and Trust Company-Demand for Arbitration

On March 25, 2009, Irwin Mortgage and Irwin Union Bank received an arbitration demand (Demand) from EverBank for administration by the American Arbitration Association (AAA), claiming damages for alleged breach of an ”Agreement for Purchase and Sale of Servicing” (the “EverBank Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank is the guarantor of Irwin Mortgage’s obligations under the EverBank Agreement, and that the EverBank Agreement was amended November 1, 2006 to include additional loans. According to the Demand, EverBank alleges that Irwin Mortgage and Irwin Union Bank breached certain warranties and covenants under the EverBank Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10,000,000.  In April 2009, Irwin Mortgage and Irwin Union Bank filed an answer and counter-claims to the Demand.  Discussions to resolve this matter led to the issuance of a stay of the arbitration on February 16, 2010.  A reserve has been established that is deemed appropriate for resolution of all open repurchase issues with EverBank.

On October 23, 2009, First Financial requested indemnification from the FDIC for this matter under the Agreement and expects to conduct discussions with the FDIC.

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

We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted to the shareholders during the fourth quarter of 2009.

Additional Item - Executive Officers.
Shown in the table below are the executive officers of First Financial Bancorp as of December 31, 2009.  The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial.  The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	49	President & Chief Executive Officer

C. Douglas Lefferson	45	Executive Vice President & Chief Operating Officer

J. Franklin Hall	41	Executive Vice President & Chief Financial Officer

Richard Barbercheck	51	Senior Vice President & Chief Credit Officer

Gregory A. Gehlmann	48	Senior Vice President, General Counsel, & Chief Risk Officer

Anthony M. Stollings	55	Senior Vice President, Chief Accounting Officer, & Controller

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

J. Franklin Hall became chief financial officer of First Financial effective April of 2005.  Effective April of 2007, he became president of First Financial Capital Advisors, LLC and from December 31, 2006, until December 21, 2009, Mr. Hall was president of the First Funds family of proprietary mutual funds.  Mr. Hall had served as controller for First Financial since January 11, 2002.  Mr. Hall joined First Financial in June of 1999.  Prior to joining First Financial, Mr. Hall was with Firstar Bank, N.A. (now known as US Bancorp) in Cincinnati, Ohio and began his career with Ernst & Young LLP.

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

(a)
First Financial had 3,324 shareholders of record of its outstanding common shares as of March 11, 2010.  First Financial's common stock is listed on The Nasdaq Stock Market®. The information contained on page 57 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated herein by reference in response to this item.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) (1)	(c) (1)

Equity compensation plans approved by security holders	3,268,262	$14.23	1,570,763

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under First Financial’s 2009 Employee Stock Plan (Stock Plan), 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All four plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 75,000 are available for future issuance under the Director Plan, and 1,495,763 are available under the Stock Plan.

The stock performance graph contained in “Financial Performance” on page 58 of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
N/A.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2009.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be Purchased
Period	Purchased (1)	Per Share(1)	Announced Plans (2)	Under the Plans
October 1 through
October 31, 2009	1,980	$13.06	0	4,969,105
November 1 through
November 30, 2009	0	0.00	0	4,969,105
December 1 through
December 31, 2009	0	0.00	0	4,969,105
Total	1,980	$13.06	0	4,969,105

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, and 2009 Non-Employee Director Stock Plan.  (The last four plans are referred to hereafter as the Stock Option Plans.)  The following tables show the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Option Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
October 1 through
October 31, 2009	0	$0.00
November 1 through
November 30, 2009	0	0.00
December 1 through
December 31, 2009	0	0.00
Total	0	$0.00

Director Fee Stock Plan
October 1 through
October 31, 2009	1,980	$13.06
November 1 through
November 30, 2009	0	0.00
December 1 through
December 31, 2009	0	0.00
Total	1,980	$13.06

Stock Option Plans
October 1 through
October 31, 2009	0	$0.00
November 1 through
November 30, 2009	0	0.00
December 1 through
December 31, 2009	0	0.00
Total	0	$0.00

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

Item 6.  Selected Financial Data.
The information contained in Table 1 on page 11 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2009, is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section, (pages 10 through 57) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference in response to this item.

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

Management’s analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risk and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: management’s ability to effectively execute its business plan; the risk that the strength of the United States economy in general and the strength of the local economies in which we conduct operations may continue to deteriorate resulting in, among other things, a further deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio, allowance for loan and lease losses and overall financial performance; the ability of financial institutions to access sources of liquidity at a reasonable cost; the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, such as the U.S. Treasury’s TARP and the FDIC’s Temporary Liquidity Guarantee Program, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from participation in the Temporary Liquidity Guarantee Program or from increased payments from FDIC insurance funds as a result of depository institution failures; the effects of and changes in policies and laws of regulatory agencies, inflation and interest rates; technology changes; mergers and acquisitions, including costs or difficulties related to the integration of acquired companies, including our ability to successfully integrate the branches of Peoples and Irwin, which were acquired out of FDIC receivership; the risk that exploring merger and acquisition opportunities may detract from management’s time and ability to successfully manage our company; expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected; our ability to increase market share and control expenses; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC; adverse changes in the securities and debt markets; our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; monetary and fiscal policies of the Board of Governors of the Federal Reserve System (Federal Reserve) and the U.S. government and other governmental initiatives affecting the financial services industry; our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan losses; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the uncertainties arising from our participation in the TARP, including impacts on employee recruitment and retention and other business practices; and our success at managing the risks involved in the foregoing.

Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
The information contained on pages 22 through 24 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2009, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of independent registered public accounting firm included on pages 30 through 56 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 57 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by First Financial in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms (the “disclosure controls and procedures”).  In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The acquired Peoples banking operations represents 9.7% of total consolidated deposits and 8.2% of total consolidated assets as of the period covered by this report.  The acquired Irwin banking operations represents 46.7% of total consolidated deposits and 29.2% of total consolidated assets as of the period covered by this report.

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included on pages 28 and 29 in First Financial’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated herein by reference.

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

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of First Financial's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 25, 2010, and which is expected to be filed with the SEC on or about April 14, 2010, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement), is incorporated herein by reference in response to this item.

Reference is also made to "Additional Item - Executive Officers" included in Part I of this Form 10-K in partial response to Item 10.

First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to First Financial’s directors, officers and employees.  The Code is available through First Financial’s website, www.bankatfirst.com under the “Investor Information” link, under “Corporate Governance.”

Item 11.  Executive Compensation.
The information appearing under "Meetings of the Board of Directors and Committees of the Board," "Executive Compensation," and "Compensation Committee Report" First Financial's Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under "Shareholdings of Directors, Executive Officers, and Nominees for Director" of First Financial's Proxy Statement is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 20 of the Notes to Consolidated Financial Statements included on page 52 of First Financial's Annual Report to Shareholders is incorporated herein by reference in response to this item.  Reference is also made to information appearing under “Transactions with Related Parties” of First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm, Fees, and Engagement” of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Page*
(a) Documents filed as a part of the Report:

Reports of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 31, 2009 and 2008	30

Consolidated Statements of Income for year ended December 31, 2009, 2008, and 2007	31

Consolidated Statements of Cash Flows for year ended December 31, 2009, 2008, and 2007	32

Consolidated Statements of Changes in Shareholders' Equity for year ended December 31, 2009, 2008, and 2007	33

Notes to Consolidated Financial Statements	34

(2) Financial Statement Schedules:

Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted	N/A

*The page numbers indicated refer to pages of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2009 which are incorporated herein by reference.

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

10.4
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781).*

10.5
First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2006 (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.6
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.7	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.8	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.9	First Financial Bancorp. Deferred Compensation Plan, effective June 1, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.10	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as t 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Agreement for Restricted Stock Awards (2005-2007) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006.*

10.14	First Financial Bancorp. Amended and Restated Severance Pay Plan as approved April 28, 2008 (filed as Exhibit 10.19 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.15	Terms of First Financial Bancorp. Short-Term Incentive Plan (2007) (incorporated herein by reference to the Form 8-K filed on May 4, 2007).*

10.16
First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008 (filed as Exhibit 10.21 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.17	Form of Agreement for Restricted Stock Award (2008) (filed as Exhibit 10.22 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.18	Long-Term Incentive Plan Grant Design (2008) (filed as Exhibit 10.23 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.19	Short-Term Incentive Plan Design (2008) (filed as Exhibit 10.24 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.20
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between First Financial and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

10.21
Form of Waiver, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.22
Form of Letter Agreement, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.3 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.23	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards (filed as Exhibit 10.24 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.25	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.26	Terms of First Financial Bancorp. Short-Term Incentive Plan (2009) (incorporated herein by reference to the Form 8-K filed on April 16, 2009).*

10.27	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.28	First Financial Bancorp. 2009 Non-Employee Director Stock Plan (filed as Appendix B to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.29
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.30
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

13	Registrant's annual report to shareholders for the year ended December 31, 2009.

14
First Financial Bancorp. Code of Business Conduct and Ethics, as approved January 23, 2007 (filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

99.1	Certification by the CEO required by the Emergency Economic Stabilization Act.

99.2	Certification by the CFO required by the Emergency Economic Stabilization Act.

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

* Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
President & Chief Executive Officer

Date	3/16/10

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ J. Franklin Hall
Claude E. Davis, Director		J. Franklin Hall,
President & Chief Executive Officer		Executive Vice President & Chief Financial Officer

Date	3/16/10	Date	3/16/10

/s/ Murph Knapke		/s/ Anthony M. Stollings
Murph Knapke, Director		Anthony M. Stollings, Senior Vice President,
Chairman of the Board		Chief Accounting Officer, & Controller

Date	3/16/10	Date	3/16/10

/s/ J. Wickliffe Ach		/s/ Donald M. Cisle
J. Wickliffe Ach, Director		Donald M. Cisle, Director

Date	3/16/10	Date	3/16/10

/s/ Mark A. Collar		/s/ Corinne R. Finnerty
Mark A. Collar, Director		Corinne R. Finnerty, Director

Date	3/16/10	Date	3/16/10

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	3/16/10	Date	3/16/10

/s/ Richard E. Olszewski
Richard E. Olszewski, Director

Date	3/16/10