Form 10-Q
period 2010-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2010-05-10
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number 0-12379

FIRST FINANCIAL BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 East Fourth Street, Suite 1900
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (513) 979-5837

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common stock, No par value	57,850,210

FIRST FINANCIAL BANCORP.

INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$308,330	$344,150
Interest-bearing deposits with other banks	416,619	262,017
Investment securities trading	0	200
Investment securities available-for-sale, at market value (cost $412,887 at March 31, 2010 and $454,953 at December 31, 2009)	430,519	471,002
Investment securities held-to-maturity (market value $18,403 at March 31, 2010 and $18,590 at December 31, 2009)	17,903	18,115
Other investments	87,029	89,830
Loans held for sale	3,243	6,413
Loans:
Commercial	763,084	800,261
Real estate-construction	216,289	253,223
Real estate-commercial	1,091,830	1,079,628
Real estate-residential	306,769	321,047
Installment	78,682	82,989
Home equity	330,973	328,940
Credit card	27,960	29,027
Lease financing	15	14
Total loans, excluding covered loans	2,815,602	2,895,129
Covered loans	1,828,158	1,929,549
Total loans	4,643,760	4,824,678
Less: Allowance for loan losses	56,642	59,311
Net loans	4,587,118	4,765,367
Premises and equipment	115,836	107,351
Goodwill	51,908	51,908
Other intangibles	7,058	7,461
FDIC indemnification asset	301,961	316,040
Accrued interest and other assets	244,902	241,269
TOTAL ASSETS	$6,572,426	$6,681,123
LIABILITIES
Deposits:
Interest-bearing	$1,042,790	$1,060,383
Savings	1,303,737	1,231,081
Time	2,135,683	2,229,500
Total interest-bearing deposits	4,482,210	4,520,964
Noninterest-bearing	741,476	829,676
Total deposits	5,223,686	5,350,640
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	38,443	37,430
Total short-term borrowings	38,443	37,430
Long-term debt	394,404	404,716
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	202,305	192,550
TOTAL LIABILITIES	5,879,458	6,005,956

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value Authorized - 80,000 shares Outstanding - 0 shares in 2010 and 80,000 shares in 2009	0	79,195
Common stock - no par value Authorized - 160,000,000 shares Issued - 68,730,731 shares in 2010 and 62,358,614 shares in 2009	581,747	490,532
Retained earnings	305,239	301,328
Accumulated other comprehensive loss	(9,091)	(10,487)
Treasury Stock, at cost, 10,896,762 shares in 2010 and 10,924,793 shares in 2009	(184,927)	(185,401)
TOTAL SHAREHOLDERS' EQUITY	692,968	675,167
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,572,426	$6,681,123

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Interest income
Loans, including fees	$79,338	$33,657
Investment securities
Taxable	5,396	8,690
Tax-exempt	235	434
Total investment securities interest	5,631	9,124
Other earning assets	5,590	0
Total interest income	90,559	42,781
Interest expense
Deposits	15,648	9,803
Short-term borrowings	19	507
Long-term borrowings	2,557	1,306
Subordinated debentures and capital securities	315	237
Total interest expense	18,539	11,853
Net interest income	72,020	30,928
Provision for loan losses	11,378	4,259
Net interest income after provision for loan losses	60,642	26,669

Noninterest income
Service charges on deposit accounts	5,611	4,079
Trust and wealth management fees	3,545	3,289
Bankcard income	1,968	1,291
Net gains from sales of loans	169	384
(Loss) income on preferred securities	(30)	11
Other	8,105	2,979
Total noninterest income	19,368	12,033

Noninterest expenses
Salaries and employee benefits	30,241	17,653
Net occupancy	8,122	2,817
Furniture and equipment	2,273	1,802
Data processing	1,232	818
Marketing	1,074	640
Communication	1,208	671
Professional services	1,743	953
State intangible tax	1,331	668
FDIC expense	2,010	282
Other	12,920	3,630
Total noninterest expenses	62,154	29,934
Income before income taxes	17,856	8,768
Income tax expense	6,258	3,033
Net income	11,598	5,735
Dividends on preferred stock	1,865	578
Net income available to common shareholders	$9,733	$5,157

Net earnings per common share - basic:	$0.18	$0.14
Net earnings per common share - diluted:	$0.17	$0.14
Cash dividends declared per share	$0.10	$0.10
Average basic shares outstanding	55,161,551	37,142,531
Average diluted shares outstanding	56,114,424	37,840,954

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2010	2009
Operating activities
Net income	$11,598	$5,735
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	11,378	4,259
Provision for depreciation and amortization	2,668	1,910
Stock-based compensation expense	716	782
Pension expense	475	630
Net amortization of premiums and accretion of discounts on investment securities	294	303
Loss (income) on trading securities	30	(11)
Originations of loans held for sale	(12,711)	(43,998)
Net gains from sales of loans held for sale	(169)	(384)
Proceeds from sales of loans held for sale	16,051	41,842
Deferred income taxes	12,701	0
Decrease in interest receivable	3,511	267
(Increase) decrease in cash surrender value of life insurance	(350)	119
Increase in prepaid expenses	(1,472)	(1,080)
Decrease in indemnification asset	14,079	0
Decrease in accrued expenses	(12,191)	(416)
Increase (decrease) in interest payable	3,864	(546)
Other	13,972	(2,004)
Net cash provided by operating activities	64,444	7,408

Investing activities
Proceeds from sales of securities available-for-sale	0	29
Proceeds from calls, paydowns and maturities of securities available-for-sale	41,896	45,177
Purchases of securities available-for-sale	(124)	(112,931)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	263	265
Purchases of securities held-to-maturity	(51)	0
Net increase in interest-bearing deposits with other banks	(154,602)	(7,055)
Net decrease (increase) in loans and leases, excluding covered loans	50,125	(57,701)
Net decrease in covered loans	101,391	0
Proceeds from disposal of other real estate owned	1,413	1,236
Purchases of premises and equipment	(10,870)	(2,996)
Net cash provided by (used in) investing activities	29,441	(133,976)

Financing activities
Net (decrease) increase in total deposits	(126,954)	108,441
Net increase in short-term borrowings	1,013	8,016
Payments on long-term borrowings	(8,753)	(11,332)
Cash dividends paid on common stock	(5,143)	(6,950)
Cash dividends paid on preferred stock	(1,100)	0
Redemption of preferred stock	(80,000)	0
Issuance of common stock	91,192	0
Proceeds from exercise of stock options	33	0
Excess tax liability on share-based compensation	7	(34)
Net cash (used in) provided by financing activities	(129,705)	98,141

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(35,820)	(28,427)
Cash and cash equivalents at beginning of period	344,150	100,935
Cash and cash equivalents at end of period	$308,330	$72,508

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated other
	Stock	Stock	Stock	Stock	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2009	80,000	$78,019	48,558,614	$394,169	$76,339	$(11,905)	(11,077,413)	$(188,295)	$348,327
Net income					5,735				5,735
Unrealized holding gains (losses) on securities available-for-sale arising during the period						3,619			3,619
Change in retirement obligation						180			180
Unrealized loss on derivatives-Prime Swap market value adj.						(119)			(119)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(339)			(339)
Total comprehensive income									9,076
Cash dividends declared :
Common stock at $0.10 per share					(3,745)				(3,745)
Preferred stock					(578)				(578)
Discount on preferred stock		56			(56)				0
Excess tax liability on share-based compensation				(34)					(34)
Restricted stock awards, net of forfeitures				(30)			(6,779)	(38)	(68)
Share-based compensation expense				782					782
Balances at March 31, 2009	80,000	78,075	48,558,614	394,887	77,695	(8,564)	(11,084,192)	(188,333)	353,760
Balances at January 1, 2010	80,000	79,195	62,358,614	490,532	301,328	(10,487)	(10,924,793)	(185,401)	675,167
Net income					11,598				11,598
Unrealized holding gains on securities available-for-sale arising during the period						862			862
Change in retirement obligation						557			557
Unrealized loss on derivatives-Prime Swap market value adj.						(121)			(121)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(204)			(204)
Foreign Currency Exchange						302			302
Total comprehensive income									12,994
Issuance of common stock			6,372,117	91,192					91,192
Preferred stock-CPP payoff	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.10 per share					(5,782)				(5,782)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				7					7
Exercise of stock options, net of shares purchased				(700)			38,695	309	(391)
Restricted stock awards, net of forfeitures							(10,664)	165	165
Share-based compensation expense				716					716
Balances at March 31, 2010	0	$0	68,730,731	$581,747	$305,239	$(9,091)	(10,896,762)	$(184,927)	$692,968

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries – First Financial Bank, N.A. and First Financial Capital Advisors LLC, a registered investment advisor.  All intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ materially from those estimates.  These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2009.  These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited financial statements in the company’s 2009 Form 10-K.

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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2010, First Financial adopted the amended guidance on the consolidation  of variable interest entities in ASC Topic 810.  This guidance affects all entities and enterprises currently within its scope, as well as qualifying special purpose entities that were previously outside of its scope, and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective January 1, 2010, First Financial adopted the amended guidance on derecognition on transfers of financial assets in ASC Topic 860, Transfers and Servicing.  This guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidations, to qualifying special-purpose entities.  This guidance applies prospectively to transfers of financial assets occurring on or after the effective date and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective January 1, 2010, First Financial adopted the amended guidance on variable interest entities in ASC Topic 810-10. This guidance replaces the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. This guidance also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

Effective January 1, 2010 First Financial adopted the amended guidance on fair value disclosures in ASC Topic 820, Fair Value Measurements and Disclosures. This amended guidance requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value and amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, Compensation – Post Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. For further detail on First Financial’s fair value measurements and disclosures, see Note 14 - Fair Value Disclosures.

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

In connection with the Peoples acquisition, First Financial Bank entered into a loss sharing agreement with the FDIC that covers $449.7 million of assets, based upon seller’s records, including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and OREO (collectively covered assets).  First Financial acquired other Peoples assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.  Pursuant to the terms of the loss sharing agreement, the covered assets are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $190.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

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

The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $69.7 million and $247.0 million for the Peoples Agreement and the Irwin Agreements, respectively, on the acquisition dates. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

The estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired in the Peoples acquisition, resulting in the recognition of goodwill in the amount of approximately $18.1 million. In the Irwin acquisition, the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, resulting in a bargain purchase gain of $379.1 million and the recognition of a $238.4 million after-tax gain.

First Financial did not acquire the real estate, banking facilities, furniture and equipment of Peoples as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date, but was extended by the FDIC. First Financial completed a review of the former Peoples locations and notified the FDIC during the first quarter of 2010 of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million. The acquisition date for these properties has not been determined at this time.

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

Early in the fourth quarter of 2009, First Financial successfully completed the technology conversion and operational integration of Peoples.  The conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.  During the first quarter of 2010, in conjunction with the planning and product mapping of the Irwin technology integration, First Financial determined that certain non-interest bearing, interest bearing and other savings accounts products were ultimately classified in categories different than had been previously reported.  Based upon this updated product level information, the previously reported deposit line items in the third and fourth quarters of 2009 have been reclassified to reflect the classifications as shown in the first quarter 2010 reporting.  This reclassification did not change the total amount of outstanding deposits in any reported period, only individual line items.

First Financial and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by First Financial and/or the purchase prices.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates.

Estimated fair values are considered preliminary and, in accordance with FASB ASC Topic 805, are subject to change up to one year after the acquisition date.  This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available.  Adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change.  Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

	Peoples			Irwin
	As Recorded	Fair Value	As Recorded	As Recorded	Fair Value	As Recorded
(Dollars in thousands)	by FDIC	Adjustments	by FFB	by FDIC	Adjustments	by FFB

Assets
Cash and interest-bearing deposits	$87,158	$0	$87,158	$158,786	$0	$158,786
Investment securities	37,681	0	37,681	70,700	0	70,700
			0
Covered loans	431,217	(106,751)	324,466	2,237,158	(481,891)	1,755,267
Total loans	431,217	(106,751)	324,466	2,237,158	(481,891)	1,755,267

Goodwill (Bargain Purchase)	0	18,106	18,106	0	(379,086)	(379,086)
Core deposit intangible	0	1,820	1,820	0	3,326	3,326
Covered other real estate owned	18,457	(7,728)	10,729	796	0	796
FDIC indemnification asset	0	69,657	69,657	0	247,016	247,016
Other assets	5,115	(4,695)	420	106,073	(9,488)	96,585
Total assets acquired	$579,628	$(29,591)	$550,037	2,573,513	$(620,123)	$1,953,390

Liabilities
Deposits
Noninterest-bearing deposit accounts	$49,424	$0	$49,424	$300,859	$0	$300,859
Interest-bearing deposit accounts	0	0	0	741,525	0	741,525
Savings deposits	168,220	0	168,220	79,987	0	79,987
Time deposits	303,135	0	303,135	1,376,076	0	1,376,076
Total deposits	520,779	0	520,779	2,498,447	0	2,498,447

Advances from Federal Home Loan Banks	58,940	4,598	63,538	337,433	17,685	355,118
Accrued expenses and other liabilities	344	0	344	32,638	0	32,638
Total liabilities assumed	$580,063	$4,598	$584,661	$2,868,518	$17,685	$2,886,203

Due from FDIC for net liabilities assumed	$435	$34,189	$34,624	$295,005	$637,808	$932,813

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

Covered loans – Fair values for covered loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, loan term and whether or not the loan was amortizing, and current discount rates.  The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.  Fair values of covered loans include both a rate-based valuation mark, representing the carrying value discount required to establish the appropriate effective yield for covered loans, as well as a credit-based valuation mark representing the valuation adjustment applied to covered loans related to credit loss assumptions.

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

Covered other real estate owned – Covered OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal.

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

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Changes in the net carrying amount of goodwill are shown below.  No changes to goodwill were recorded in 2010.

(Dollars in thousands)
Balance at December 31, 2008	$28,261
Goodwill acquired:
Peoples Community Bank	18,107
Branch Acquisition	5,540
Balance at December 31, 2009	$51,908

Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date and are subject to refinement for up to one year as information relative to the fair values of that data becomes available. The change in the goodwill for 2009 was a result of the purchase accounting adjustments related to the FDIC-assisted transaction in July of 2009 for Peoples Community Bank and the August of 2009 purchase of three branches, and related loans and deposits, from Irwin Union Bank and Trust Company. First Financial expects all the goodwill resulting from the acquisitions described above to be deductible for tax purposes.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its annual impairment test as of October 1, 2009, and determined that no impairment was indicated.

Other intangible assets
Other intangible assets consist of mortgage servicing rights, core deposit intangibles, and insurance expirations. Intangible assets, excluding servicing rights, are primarily amortized on an accelerated basis over their estimated useful lives and have an estimated weighted average life of 9.3 years.

Other intangible assets consisted of the following:
	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(705)	$4,986
Mortgage servicing rights	2,065	(117)	1,948
Other	178	(54)	124
Total other intangible assets	$7,934	$(876)	$7,058

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(332)	$5,359
Mortgage servicing rights	2,072	(96)	1,976
Other	178	(52)	126
Total other intangible assets	$7,941	$(480)	$7,461

Mortgage Servicing Rights
Changes in capitalized mortgage servicing rights are summarized as follows:

	March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of year	$1,976	$398
Rights capitalized	0	0
Amortization	(28)	(29)
Rights sold	0	0
Balance at end of period	$1,948	$369

Due to the acquisition of Irwin Union Bank in 2009, First Financial acquired $1.9 million in servicing rights.  No new servicing rights were capitalized.

The estimated fair value of capitalized mortgage servicing rights was $1.9 million at March 31, 2010, and $2.0 million at December 31, 2009.

NOTE 5:  COMMITMENTS AND CONTINGENCIES
In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to aid them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments outstanding to extend credit.  U.S. generally accepted accounting principles do not require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows.  Following is a discussion of these transactions.

First Financial’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for standby letters of credit, and outstanding commitments to extend credit, is represented by the contractual amounts of those instruments.  First Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued standby letters of credit aggregating $32.8 million and $22.9 million at March 31, 2010, and December 31, 2009, respectively.

Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.1 billion at both March 31, 2010, and December 31, 2009.

Contingencies/Litigation – We and our subsidiaries are from time to time engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 6:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasuries	$13,908	$193	$(21)	$14,080	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	10,043	472	0	10,515
Mortgage-backed securities	141	5	0	146	376,728	16,589	(176)	393,141
Obligations of state and other political subdivisions	3,854	323	0	4,177	16,884	274	(123)	17,035
Other securities	0	0	0	0	9,232	596	0	9,828
Total	$17,903	$521	$(21)	$18,403	$412,887	$17,931	$(299)	$430,519

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2009.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasuries	$13,857	$204	$(31)	$14,030	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	20,036	585	0	20,621
Mortgage-backed securities	149	1	0	150	407,221	15,407	(369)	422,259
Obligations of state and other political subdivisions	4,109	301	0	4,410	17,949	303	(130)	18,122
Other securities	0	0	0	0	9,747	266	(13)	10,000
Total	$18,115	$506	$(31)	$18,590	$454,953	$16,561	$(512)	$471,002

The following is a summary of debt investment securities by estimated maturity as of March 31, 2010.

	Held-to-Maturity		Available-for-Sale
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$6,592	$6,639	$7,482	$7,596
Due after one year through five years	9,988	10,292	331,239	346,277
Due after five years through ten years	433	495	59,828	61,729
Due after ten years	890	977	14,338	14,917
Total	$17,903	$18,403	$412,887	$430,519

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$4,137	$21	$0	$0	$4,137	$21
Mortgage-backed securities	20,432	84	2,928	92	23,360	176
Obligations of state and other political subdivisions	935	16	1,553	107	2,488	123
Total	$25,504	$121	$4,481	$199	$29,985	$320

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,277	$31	$0	$0	$2,277	$31
Mortgage-backed securities	23,800	266	1,608	$103	25,408	369
Obligations of state and other political subdivisions	621	10	1,540	$120	2,161	130
Other securities	312	13	0	$0	312	13
Total	$27,010	$320	$3,148	$223	$30,158	$543

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three months ended March 31, 2010.

First Financial had trading securities with a fair value of $0 at March 31, 2010, $0.2 million at December 31, 2009, and $0.1 million at March 31, 2009.  For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 7:  DERIVATIVES
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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	March 31, 2010			December 31, 2009			March 31, 2009
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
(Dollars in thousands)	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$472,432	$0	$472,432	$456,077	$0	$456,077	$366,864	$0	$366,864
Other long-term debt	0	20,000	20,000	0	20,000	20,000	0	20,000	20,000
Total notional value	$472,432	$20,000	$492,432	$456,077	$20,000	$476,077	$366,864	$20,000	$386,864

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 10 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At March 31, 2010, the company had a total counterparty notional amount outstanding of approximately $267.4 million, spread among six counterparties, with an outstanding liability from these contracts of $5.5 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $9.2 million, $11.2 million, and $11.4 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		March 31, 2010			December 31, 2009			March 31, 2009
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$22,292	0	$(2,112)	$22,559	$0	$(1,928)	$24,108	$0	$(3,057)
Matched interest rate swaps with borrower	Accrued interest and other assets	225,070	$12,143	0	216,759	10,226	(32)	171,378	15,024	-
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	225,070	0	(12,637)	216,759	32	(10,661)	171,378	0	$(14,718)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive loss	20,000	689	0	20,000	998	0	20,000	0	(533)
Total		$492,432	$12,832	$(14,749)	$476,077	$11,256	$(12,621)	$386,864	$15,024	$(18,308)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2010:

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
(Dollars in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$22,292	5.5	$(2,112)	2.24%	6.82%
Receive fixed, matched interest rate swaps with borrower	225,070	4.9	12,143	6.31%	2.79%
Pay fixed, matched interest rate swaps with counterparty	225,070	4.9	(12,637)	2.79%	6.31%
Total asset conversion swaps	$472,432	4.9	$(2,606)	4.45%	4.67%

Liability conversion swaps
Trust Preferred Swap	$20,000	9.0	$689	3.39%	6.20%
Total liability conversion swaps	$20,000	9.0	$689	3.39%	6.20%

Total swap portfolio	$492,432	5.1	$(1,917)	4.41%	4.74%

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

Fair Value Hedges - First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.  The fair value hedge swap agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount.  This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item.  Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income.  The following table details the location and amounts recognized for fair value hedges:

			Increase (decrease) to Interest Income
(Dollars in thousands)			Three Months Ended
Derivatives in fair value		Location of change in fair value	March 31,	December 31,	March 31,
hedging relationships		recognized in earnings on derivative	2010	2009	2009
Interest Rate Contracts
	Loans	Interest Income - Loans	$(260)	$(253)	$(252)
Total			$(260)	$(253)	$(252)

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

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities based on the London Inter-Bank Offered Rate (LIBOR).  The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years.  The net interest receivable or payable on the trust preferred interest rate swap is accrued and recognized as an adjustment to interest expense.  The fair value of the trust preferred interest rate swap is included in accrued interest and other assets or liabilities on the Consolidated Balance Sheets.  Changes in the fair value of the trust preferred interest rate swap are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  The following table details the location and amounts recognized for cash flow hedges.

	Amount of gain or (loss)		Amount of gain or (loss)
	recognized in OCI on derivatives	Location of gain or	reclassified from accumulated
	(effective portion)	(loss) reclassified from	OCI into earnings (effective portion)
(Dollars in thousands)	Three Months Ended	accumulated OCI into	Three Months Ended
Derivatives in cash flow	March 31,	earnings (effective	March 31,
hedging relationships	2010	portion)	2010
Interest Rate Contracts
Other long-term debt	$433	Interest Expense - Other long-term debt	$(142)
Total	$433		$(142)

First Financial expects approximately $0.4 million of the unrecognized losses on cash flow hedges, net of taxes, at March 31, 2010 to be reclassified into earnings within the next 12 months.

During the first quarter of 2010, U.S. lawmakers moved closer to passing financial reform legislation, including new regulations on the use of derivatives.  First Financial continues to monitor these developments and assess the potential impact on its use of derivatives.

NOTE 8:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. During the third quarter of 2008, First Financial executed $115.0 million of these term debt instruments utilizing a combination of its funding sources such as pledging investment securities to collateralize $65.0 million in repurchase agreements and borrowing $50.0 million from the FHLB.  The $115.0 million of borrowings have remaining maturities between one and three years and a weighted average rate of 3.63%. Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets. First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively. As of March 31, 2010, the FHLB long-term advances assumed in the two transactions totaled $247.0 million and had remaining maturities between one and 15 years and a weighted average rate of 4.70%.

The following is a summary of long-term debt:

(Dollars in thousands)	March 31, 2010
	Amount	Average Rate

Federal Home Loan Bank	$329,404	2.95%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$394,404	3.04%

NOTE 9:  OTHER LONG-TERM DEBT
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

First Financial owns 100% of the common equity of the remaining trust, Trust II. The trust was formed with the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole asset of the trust. Distributions on the capital securities are payable quarterly at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures and are recorded as interest expense of First Financial. The interest rate is subject to change every three months, indexed to the three-month London Inter-Bank Offered Rate (LIBOR).  During the first quarter of 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on the $20.0 million of floating rate trust preferred securities. The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years.  The net interest receivable or payable on the trust preferred interest rate swap will be accrued and recognized as an adjustment to interest expense.  For further information on this cash flow hedge, see Note 7.

First Financial has the option to defer interest for up to five years on the debentures. However, the debt covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debenture currently qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $149.1 million in additional qualifying debentures under these guidelines.

The following is a summary of other long-term debt:

(Dollars in $000’s)	Amount	Contractual Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.39%	09/30/2033

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities indexed to the London Inter-Bank Offered Rate (LIBOR). The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years. This interest rate swap effectively fixed the rate of interest on the floating rate trust preferred securities at 6.20% for the 10 year life of the swap. The net interest receivable or payable on the trust preferred interest rate swap is accrued and recognized as an adjustment to interest expense. The fair value of the trust preferred interest rate swap is included in accrued interest and other assets or liabilities on the Consolidated Balance Sheets. Changes in the fair value of the trust preferred interest rate swap are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

NOTE 10:  COVERED LOANS
First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. While is was determined that most purchased loans were not impaired, First Financial elected to account for all purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method.  Purchased impaired loans were not classified as nonperforming assets at March 31, 2010 as the loans are considered to be performing under FASB ASC Topic 310-30.  Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of March 31, 2010:

		Loans
		Excluded from	Total
	FASB ASC	FASB ASC	Purchased
(Dollars in thousands)	Topic 310-30	Topic 310-30 (1)	Loans
Commercial	$390,444	$70,237	$460,681
Real estate - construction	79,127	0	79,127
Real estate - commercial	968,040	10,941	978,981
Real estate - residential	205,706	78,759	284,465
Installment	7,434	7,394	14,828
Total loans	1,650,751	167,331	1,818,082
Other covered loans	0	10,076	10,076
Total covered loans	$1,650,751	$177,407	$1,828,158

(1)	Includes loans with revolving privileges that are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial has elected to treat under the cost recovery method of accounting.

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under ASC Topic 310-30, including contractual principal, interest, fees and penalties, was $2.7 billion and $3.0 billion as of March 31, 2010 and December 31, 2009, respectively.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans were as follows for the three months ended March 31, 2010:

(Dollars in thousands)	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period (1)	$486,313	$1,733,106
Additions (2)	-	-
Accretion	(39,000)	39,000
Payments received, net	(9,730)	(121,355)
Balance at end of period	$437,583	$1,650,751

(1)   Reflects a $15.8 million adjustment to the accretable yield due to prepayments and charge-offs in 2009.
(2)   Excludes covered lines of credit which are outside the scope of FASB Topic 310-30 and certain consumer loans which are treated under the cost recovery method.

There were no allowances for loan and lease losses related to the purchased impaired and nonimpaired loans at March 31, 2010.

First Financial and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by First Financial and/or the purchase prices. The estimated fair values for the purchased impaired and nonimpaired loans were based upon the FDIC’s estimated data for acquired loans. First Financial anticipates the final determination of the acquired loans will be completed in the second quarter of 2010 and expects to finalize its analysis of these loans when this occurs.

NOTE 11:  ALLOWANCE FOR LOAN AND LEASE LOSSES (excluding covered loans)
All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets.  As a result, all of the loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with bank regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.  Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the tables below.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended
	2010	2009
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Balance at beginning of period	$59,311	$55,770	$38,649	$36,437	$35,873
Provision for loan losses	11,378	14,812	26,655	10,358	4,259
Loans charged off	(14,485)	(12,055)	(10,063)	(8,771)	(4,060)
Recoveries	438	784	529	625	365
Balance at end of period	$56,642	$59,311	$55,770	$38,649	$36,437

Allowance for loan and lease losses to
total ending loans	2.01%	2.05%	1.94%	1.34%	1.33%

The allowance for uncovered loan and lease losses related to loans that are identified as impaired, as defined by FASB ASC 310-10-35-4, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  Interest income for impaired loans is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

First Financial’s investment in impaired loans is as follows:

	As of and for the Quarter Ended
	2010	2009
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Impaired loans requiring a valuation	$35,363	$27,666	$23,579	$16,229	$7,137
Impaired loans not requiring a valuation	39,090	49,437	40,113	21,364	17,554
Total impaired loans	$74,453	$77,103	$63,692	$37,593	$24,691
Valuation allowance	$12,310	$11,662	$9,789	$5,890	$3,024
Average impaired loans for the period	$75,778	$70,398	$50,643	$31,142	$21,336
Interest income included in revenue	$204	$186	$117	$25	$12

NOTE 12:  INCOME TAXES
First Financial’s effective tax rate for the first quarter of 2010 was 35.0% compared to 34.6% for the first quarter of 2009.  The increase in the effective tax was primarily due to a decrease in tax-exempt investment and loan interest as well as an increase in taxable income associated with the 2009 bank acquisitions.  The increase was partially offset by increased bank owned life insurance income as well as tax credits related to investments in low income housing which were also a result of the 2009 acquisitions.

At March 31, 2010, and December 31, 2009, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2008 have been closed and are no longer subject to U.S. federal income tax examinations.

First Financial is no longer subject to state and local income tax examinations for years prior to 2006.  First Financial’s 2006 and 2007 tax years are currently under examination by the state of Indiana.  Management anticipates no material impact to the company’s financial position as a result of this examination.  Tax years 2006 through 2008 remain open to state and local examination in various jurisdictions.  The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding tax examination matters.

NOTE 13:  EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees.  First Financial uses a December 31 measurement date for its defined benefit pension plan.

In April of 2009, due to the unfunded pension obligation resulting from the significant decline in equity market values, First Financial contributed $30.8 million to its defined benefit pension plan.  First Financial does not expect to make additional contributions to the plan during 2010.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009
Service cost	$600	$590
Interest cost	700	675
Expected return on assets	(1,250)	(918)
Amortization of prior service cost	(100)	(105)
Recognized net actuarial loss	525	388
Net periodic benefit cost	$475	$630

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009
Net actuarial loss	$525	$388
Net prior service credit	(100)	(105)
Deferred tax assets (liabilities)	132	(103)
Net amount recognized	$557	$180

NOTE 14:  FAIR VALUE DISCLOSURES

Fair Value Option

Prior to the election of the FVO effective January 1, 2008, First Financial’s equity securities of government sponsored entities totaled $3.8 million and were classified as investment securities available-for-sale.  At December 31, 2009, the fair value of the equity securities of government sponsored entities for which the FVO was elected was $0.2 million, a decrease of approximately $3.6 million from the fair value of the equity securities at January 1, 2008.  Since January 1, 2008, changes in market value for the equity securities of government sponsored entities for which the FVO was elected have been recorded in other noninterest income.  In January of 2010, the remaining equity security of government-sponsored entities was sold at a loss of $30,000.

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

Loans held for sale – Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties.  Fair value is based on the contractual price to be received from these third parties, which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, First Financial records any fair value adjustments on a nonrecurring basis.  Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.

Loans – The fair value of commercial, commercial real estate, residential real estate, and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The carrying amount of accrued interest approximates its fair value.

Covered loans – Fair values for covered loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, loan term and whether or not the loan was amortizing, and current discount rates. Covered loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for covered loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

The estimated fair values of First Financial’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets
Cash and short-term investments	$724,949	$724,949	$606,167	$606,167
Investment securities trading	0	0	200	200
Investment securities held-to-maturity	17,903	18,403	18,115	18,590
Investment securities available-for-sale	430,519	430,519	471,002	471,002
Other investments	87,029	87,029	89,830	89,830
Loans held for sale	3,243	3,243	8,052	8,052
Loans (excluding covered loans)	2,758,960	2,798,157	2,834,179	2,906,009
Covered loans	1,828,158	1,828,158	1,929,549	1,929,549
Mortgage-servicing rights	1,948	1,948	1,976	1,976
FDIC indemnification asset	301,961	301,961	316,040	316,040
Accrued interest receivable	19,136	19,136	22,647	22,647
Derivative financial instruments	689	689	998	998

Financial liabilities
Deposits
Noninterest-bearing	741,476	741,476	829,676	829,676
Interest-bearing demand	1,042,790	1,042,790	1,060,383	1,060,383
Savings	1,303,737	1,303,737	1,231,081	1,231,081
Time	2,135,683	2,144,113	2,229,500	2,230,273
Total deposits	5,223,686	5,232,116	5,350,640	5,351,413
Short-term borrowings	38,443	38,443	37,430	37,430
Long-term debt	394,404	398,721	404,716	428,358
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	8,623	8,623	4,759	4,759
Derivative financial instruments	2,606	2,606	2,363	2,363

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Netting	Assets/Liabilities
	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Derivatives	$0	$13,448	$(616)	$(12,143)	$689
Available-for-sale investment securities	121	430,398	0	0	430,519
Total	$121	$443,846	$(616)	$(12,143)	$431,208

Liabilities
Derivatives	$0	$14,749	$0	$(12,143)	$2,606

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

(2) Amount represents an item for which First Financial elected the fair value option under the Financial Instruments Topic of the FASB ASC.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Year-to-date
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets
Loans held for sale (1)	$0	$4,720	$0	0
Impaired loans (2)	0	18,967	4,086	0

(1) Includes $1,476 that are classified in covered loans on the Consolidated Balance Sheets.
(2) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), independent third party valuations, discounted as appropriate (Level 2), and borrower records discounted as appropriate (Level 3).

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  Disclosure of the related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) were as follows:

	March 31, 2010
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$1,583	$(721)	$862	$11,086
Unrealized loss on derivatives	(496)	171	(325)	606
Unfunded pension obligation	425	132	557	(21,204)
Foreign currency translation	302	0	302	421
Total	$1,814	$(418)	$1,396	$(9,091)

	March 31, 2009
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$5,690	$(2,071)	$3,619	$10,558
Unrealized gain on derivatives	(720)	262	(458)	311
Unfunded pension obligation	283	(103)	180	(19,433)
Total	$5,253	$(1,912)	$3,341	$(8,564)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Numerator for basic and diluted earnings per share - income available to common shareholders:
Net income	$11,598	$5,735
Dividends on preferred stock	1,865	578
Income available to common shareholders:	$9,733	$5,157

Denominator for basic earnings per share - weighted average shares	55,161,551	37,142,531

Effect of dilutive securities —
Employee stock awards	843,186	698,423
Warrants	109,687	0
Denominator for diluted earnings per share - adjusted weighted average shares	56,114,424	37,840,954

Earnings per share available to common shareholders
Basic	$0.18	$0.14
Diluted	$0.17	$0.14

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 521,726 and 3,340,006 at March 31, 2010 and 2009, respectively.  The warrant to purchase 465,117 shares of common stock was also outstanding as of March 31, 2010.  At March 31, 2009, the warrant to purchase 930,233 shares of common stock was also outstanding, but was out-of-the-money.  The reduction in the warrant share position was a result of the common stock offering that occurred in June of 2009, in accordance with rules established by the U.S. Treasury.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, Kentucky, and Michigan through 115 full-service banking centers across 75 communities. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. During the third quarter of 2009, First Financial assumed the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (collectively, Irwin) through Federal Deposit Insurance Corporation (FDIC) assisted transactions. First Financial acquired a specialty, franchise lending subsidiary as part of the Irwin acquisition. The franchise finance business provides equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States. First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets, however, the acquired franchise finance subsidiary is a national business. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of its funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

BUSINESS COMBINATIONS
All references to acquired balances reflect the fair value unless stated otherwise.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples and Irwin. The company also acquired 3 Indiana banking centers, including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expands the First Financial footprint, opens new markets and strengthens the company through the generation of additional capital. Through these three transactions, the company added a total of 49 banking centers, including 39 banking centers within the company’s primary markets.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (OREO) (collectively, covered assets) beginning with the first dollar of loss. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. Covered loans now represent approximately 40% of First Financial’s loans.

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

Peoples Community Bank
Including cash received from the FDIC, First Financial acquired $566.0 million in assets, including $336.1 million in loans and other real estate, and assumed $584.7 million in liabilities, including $520.8 million in deposits. All assets and liabilities were recorded at their estimated fair market value resulting in recorded goodwill of $18.1 million as the estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired.

Covered assets totaling $324.4 million in fair value are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $190.0 million, and 95% of losses beyond $190.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

First Financial holds a purchase option from the FDIC for each of Peoples bank properties and their associated contents. First Financial completed a review of the former Peoples locations and notified the FDIC of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million during the first quarter of 2010. The acquisition date for these properties has not been determined at this time.

Early in the fourth quarter of 2009, First Financial successfully completed the technology conversion and operational integration of Peoples. In conjunction with these efforts, two former Peoples banking centers were consolidated into First Financial locations and one First Financial banking center was consolidated into a former Peoples location.

Irwin
Including cash received from the FDIC, First Financial acquired $3.3 billion in assets, including $1.8 billion in loans, and assumed $2.9 billion in liabilities, including $2.5 billion in deposits, with all assets and liabilities recorded at their estimated fair market value.

The loans were acquired under a modified transaction structure with the FDIC whereby certain nonperforming loans, foreclosed real estate, acquisition, development and construction loans, and residential and commercial land loans were excluded from the acquired portfolio. The estimated fair value for loans acquired was based upon the FDIC’s estimated data for acquired loans. The company and the FDIC continue to evaluate the total loan portfolio of Irwin to be excluded from the portfolio acquired by First Financial.  We anticipate the final determination of the excluded loans will be completed by the end of the second quarter of 2010.

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

As the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, First Financial recorded a pre-tax bargain purchase gain of $379.1 million, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

Conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.

Irwin Banking Centers
Separate and unrelated to the previously mentioned FDIC-assisted transactions, the company purchased 3 banking centers located in Indiana from Irwin Union Bank, including $84.6 million in deposits and $41.1 million in performing loans. Assets acquired in this transaction are not subject to a loss share agreement. Loans were acquired at par value and there was no premium paid on assumed deposits. The technology conversion and operational integration of all assets acquired and liabilities assumed was complete at the acquisition date. The purchased assets and assumed liabilities were recorded at their estimated fair value resulting in recorded goodwill of $5.5 million as the estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, as additional information relative to closing date fair values becomes available.

Strategic Decisions
Management has concluded that the markets previously operated by Irwin in the western United States do not align with the long-term strategic plans for the company. Each of these markets pursued an exit strategy whereby the market presidents worked with an institution of their choosing to refer existing client relationships. If a suitable financial institution was not identified, an exit date was selected for each market and the office closed in compliance with the applicable regulatory requirements. Exit strategies coincided with the conversion and operational integration process. In the fourth quarter of 2009, the company elected to close the St. Louis, Missouri location and sold $43.0 million in western market loans, at their unpaid principal balances.

Additionally, in the first quarter of 2010, First Financial closed 7 of the remaining 9 western market offices and sold an additional $24.6 million in western market loans at their unpaid principal balances.  At March 31, 2010, First Financial had $627.7 million in unpaid principal balances in loans and $211.2 million in deposits from the western market offices. First Financial will continue to service the loans and deposits in these markets in compliance with the terms of the purchase agreements with the FDIC and FDIC as receiver and related loss share agreements.

First Financial also acquired, as part of the Irwin transaction, a franchise finance business. This national business is a specialty lender in the quick service and casual dining segments of the restaurant industry. It is led by a seasoned management team with strong underwriting, credit management and loss mitigation experience. There were outstanding principal balances of approximately $621.3 million in franchise finance loans at March 31, 2010, all of which are covered under a loss share agreement with the FDIC except for $42.1 million of loans originated subsequent to the acquisition.

This business offers First Financial the ability to diversify its earning assets and will be supported as part of the company’s ongoing strategy. The overall portfolio size will be managed to a risk-appropriate level so as not to create an industry concentration.

OVERVIEW OF OPERATIONS
First quarter 2010 net income was $11.6 million, net income available to common shareholders was $9.7 million and earnings per diluted common share were $0.17.  This compares with net income of $8.7 million and earnings per diluted common share of $0.14 for the first quarter of 2009, and net income of $13.8 million, net income available to common shareholders of $12.8 million and earnings per diluted common share of $0.25 for the fourth quarter of 2009.

Each acquisition in the third quarter of 2009 was considered a business combination and accounted for under FASB ASC Topic 805, Business Combinations, ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. All acquired assets and liabilities were recorded at their estimated fair market values as of the date of acquisition, and identifiable intangible assets were recorded at their estimated fair value. These estimated fair market values are considered preliminary, and are subject to change for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.  Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.  For a more detailed discussion of the transactions please see Note 3, Business Combinations.

Return on average assets for the first quarter of 2010 was 0.71% compared to 0.62% for the comparable period in 2009 and 0.80% for the linked-quarter (first quarter of 2010 compared to the fourth quarter of 2009).  Return on average shareholders’ equity for the first quarter of 2010 was 6.67% compared to 6.63% for the comparable period in 2009 and 8.05% for the linked-quarter.

A discussion of the first quarter of 2010 results of operations follows.

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
	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net interest income	$72,020	$30,928
Tax equivalent adjustment	212	363
Net interest income - tax equivalent	$72,232	$31,291

Average earning assets	$5,994,747	$3,482,645

Net interest margin *	4.87%	3.61%
Net interest margin (fully tax equivalent) *	4.89%	3.65%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income for the first quarter of 2010 was $72.0 million, an increase of $41.1 million from the first quarter of 2009 net interest income of $30.9 million and a decrease of $1.2 million from the fourth quarter of 2009 net interest income of $73.2 million.  Net interest income on a fully tax-equivalent basis for the first quarter 2010 was $72.2 million as compared to $73.5 million for the fourth quarter 2009 and an increase of $40.9 million, or 130.8%, as compared to the comparable year-over-year period.  In addition to higher levels of interest earning assets and interest bearing liabilities resulting from the 2009 acquisitions, the year-over-year increase was also impacted by the significant increase in the net interest margin.  The linked quarter decline resulted from the lower level of interest-earning assets.

Included in net interest income for both the first quarter 2010 and fourth quarter 2009 were the results of operations classified by the Company as acquired-non-strategic.  These amounts totaled $10.9 million and $16.8 million during those periods, respectively.

Net interest margin was 4.87% for the first quarter 2010 as compared to 4.63% for the fourth quarter 2009 and 3.61% for the first quarter 2009.  The increase of 126 basis points over the comparable year-over-year period was primarily attributable to the higher yield on covered loans, improved pricing in new loan originations, lower funding costs of deposits as a result of repricing acquired CDs and disciplined pricing strategies, and an overall decrease in earning assets.  The increase of 24 basis points over the linked quarter was impacted by several items, including a net increase of 28 bps related to the impact of one-time fee or income adjustments, the lower earning asset base for the quarter and the day count difference in the quarter on the earning asset base.  Repricing of brokered and retail CDs and deposit funding mix changes positively impacted the net interest margin by 11 bps, offset by a 12 basis point decline related to paydowns of covered and uncovered loans and sales of covered loans and a 6 basis point decline related to cash flows from the investment portfolio.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	March 31, 2010			December 31, 2009			March 31, 2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets

Investments:
Interest-bearing deposits with other banks	$394,741	$342	0.35%	$447,999	$208	0.18%	$7,291	$-	0.00%
Investment securities	558,595	5,631	4.09%	608,952	6,742	4.39%	758,257	9,124	4.88%

Gross loans including covered loans and
indemnification asset (1)	5,041,411	84,586	6.80%	5,208,281	86,395	6.58%	2,717,097	33,657	5.02%
Total earning assets	5,994,747	90,559	6.13%	6,265,232	93,345	5.91%	3,482,645	42,781	4.99%

Nonearning assets

Cash and due from banks	336,333			274,601			78,359
Allowance for loan and lease losses	(59,891)			(54,164)			(37,189)
Premises and equipment	108,608			106,999			84,932
Other assets	291,274			271,255			168,763
Total assets	$6,671,071			$6,863,923			$3,777,510

Interest-bearing liabilities

Deposits:
Interest-bearing	$1,050,697	1,021	0.39%	$1,093,735	1,268	0.46%	$642,934	350	0.22%
Savings	1,318,374	2,139	0.66%	1,233,715	2,013	0.65%	620,509	347	0.23%
Time	2,175,400	12,488	2.33%	2,382,717	13,926	2.32%	1,142,257	9,106	3.23%

Short-term borrowings	38,413	19	0.20%	42,552	23	0.21%	401,830	507	0.51%
Long-term borrowings	420,463	2,872	2.77%	429,364	2,933	2.71%	164,978	1,543	3.79%

Total interest-bearing liabilities	5,003,347	18,539	1.51%	5,182,083	20,163	1.54%	2,972,508	11,853	1.62%

Noninterest-bearing liabilities and shareholders' equity

Noninterest-bearing demand	774,393			840,314			416,206
Other liabilities	188,555			161,686			37,939
Shareholders' equity	704,776			679,840			350,857
Total liabilities and
shareholders' equity	$6,671,071			$6,863,923			$3,777,510
Net interest income		$72,020			$73,182			$30,928

Net interest spread			4.62%			4.37%			3.37%
Contribution of noninterest-bearing sources of funds			0.25%			0.26%			0.24%
Net interest margin (2)			4.87%			4.63%			3.61%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended March 31
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(467)	$(644)	$(1,111)	$(1,480)	$(2,013)	$(3,493)
Other earning assets	189	(55)	134	6	336	342
Gross loans (1)	2,933	(4,742)	(1,809)	11,931	38,998	50,929
Total earning assets	2,655	(5,441)	(2,786)	10,457	37,321	47,778
Interest-bearing liabilities
Total interest-bearing deposits	$(628)	$(931)	$(1,559)	$(1,519)	$7,364	$5,845
Borrowed funds
Short-term borrowings	(1)	(3)	(4)	(308)	(180)	(488)
Federal Home Loan Bank long-term debt	61	(115)	(54)	(383)	1,634	1,251
Other long-term debt	0	(7)	(7)	78	0	78
Total borrowed funds	60	(125)	(65)	(613)	1,454	841
Total interest-bearing liabilities	(568)	(1,056)	(1,624)	(2,132)	8,818	6,686
Net interest income (2)	$3,223	$(4,385)	$(1,162)	$12,589	$28,503	$41,092

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
First quarter 2010 noninterest income was $19.4 million, an increase of $7.3 million from the first quarter of 2009, and a decrease of $1.8 million from the fourth quarter of 2009.  During both the first quarter 2010 and fourth quarter 2009, covered loan activity positively impacted noninterest income.  Excluding the $6.1 million and $8.2 million of accelerated discounts related to prepayments and dispositions on covered loans in the first quarter of 2010 and the fourth quarter of 2009, respectively, noninterest income earned in the first quarter 2010 was $13.3 million as compared to $15.9 million in the fourth quarter 2009 and $12.0 million in the first quarter 2009.  The linked quarter decrease was attributable to lower service charges on deposit accounts, loan service fees, and gains on sales of mortgage loans.  Excluding the effect of the accelerated discount related to covered loan prepayments and dispositions, and the $0.6 million gain from the sale of the property and casualty liability portion of the company’s insurance business, prior to employee-related costs, in the first quarter of 2009, the $1.8 million increase in the comparable year-over-year quarter was driven primarily by higher service charges on deposit accounts resulting from an increase in transaction-based deposits, increased bankcard income and higher trust and wealth management fees primarily due to an improvement in market valuations, offset partially by lower gains on sales of mortgage loans.

NONINTEREST EXPENSE
First quarter 2010 noninterest expense was $62.2 million, compared with $29.9 million in the first quarter of 2009, and $61.6 million in the fourth quarter of 2009.  First quarter 2010 noninterest expense continued to be effected by acquisition-related costs as well as other transition-related items and costs.  After adjusting for these items, estimated noninterest expense was essentially unchanged, totaling $47.5 million for the first quarter 2010 and $47.2 million for the fourth quarter 2009.  Compared to the year-over-year quarter, estimated noninterest expense increased $18.6, driven primarily by higher salaries and employee benefits and occupancy costs resulting from the 2009 acquisitions, as well as higher FDIC premiums which were partially attributable to the increase in deposits associated with the acquisitions, but also due to the increase in the assessments resulting from the Temporary Liquidity Guaranty Program, which temporarily increases the deposit insurance coverage for depositors.  Further discussion on this program in provided in the Capital section of this MD&A.

Acquisition-related costs for the first quarter of 2010 consisted of $1.0 million in integration-related costs, $1.5 million in professional services fees, and $0.2 million in other costs.  Transition related items such as salaries and employee benefits were $4.9 million, occupancy expense was $2.3 million, and other was $1.2 million for the same period.    Additionally, there was $1.9 million of expense associated with the proportionate share of losses in excess of the credit-based valuation mark and $0.6 million for FDIC indemnification support.  These expenses totaled $13.6 for the first quarter of 2010.

Likewise, in the fourth quarter of 2009, acquisition-related costs consisted of $2.6 million for salaries and benefits and $1.1 million for occupancy expense. Transition related items such as salaries and employee benefits were $5.5 million, while occupancy expense was $1.9 million for the same period. There was $0.8 million of expense associated with the proportionate share of losses in excess of the credit-based valuation mark, and $0.4 million for the FDIC indemnification asset. These expenses totaled $12.8 for the fourth quarter of 2009, as well.

INCOME TAXES
Income tax expense was $6.3 million and $3.0 million for the first quarters of 2010 and 2009, respectively. The effective taxes rate for the first quarter of 2010 was 35.04% and for 2009 was 34.6%. The increase in the effective tax was primarily due to a decrease in tax-exempt investment and loan interest as well as an increase in taxable income associated with the 2009 bank acquisitions. The increase was partially offset by increased bank owned life insurance income as well as tax credits related to investments in low income housing which were also a result of the 2009 acquisitions.

LOANS (excluding covered loans)
Loans, excluding covered loans, totaled $2.82 billion at the end of the first quarter, a decrease of $77.9 million, or 2.7%, over the balance of $2.89 billion as of December 31, 2009 and an increase of $79.1 million, or 2.9%, over the amount of $2.74 billion as of March 31, 2009. As compared to the linked quarter, the composition of the loan portfolio remained essentially the same with the majority of the decrease occurring in the commercial and construction portfolios as loan demand remained sluggish in the Company’s strategic operating markets.

Average total loans increased $135.3 million or 5.0% from the first quarter of 2009, excluding loans held for sale of $2.3 million for the first quarter of 2010 and $5.1 million for the first quarter of 2009.  Average commercial, commercial real estate, and construction loans increased $170.5 million or 8.8% from the first quarter of 2009.

Average total loans decreased $79.6 million or 10.9% on an annualized basis, from the fourth quarter of 2009, excluding loans held for sale of $2.3 million for the first quarter of 2010 and $2.9 million for the fourth quarter of 2009. Average commercial, commercial real estate, and construction loans decreased $48.0 million or 9.0% on an annualized basis, from the fourth quarter of 2009.

INVESTMENTS
Investment securities totaled $535.5 million as of March 31, 2010 as compared to $579.1 million as of December 31, 2009 and $765.6 million as of March 31, 2009. The total investment portfolio represented 8.2% of total assets at March 31, 2010, 8.7% at December 31, 2009, and 20.1% at March 31, 2009. Securities available-for-sale at March 31, 2010, totaled $430.5 million, compared with $733.9 million at March 31, 2009, and $471.0 million at December 31, 2009. The decrease relative to the comparable periods was due to net securities paydowns and maturities, the majority of which were agency mortgage-backed securities. Further impacting the year-over-year comparison was the sale of $149.4 million of securities, the proceeds of which were used to fund the purchase of $145.1 million of performing loans from Irwin in the second quarter 2009. While loan demand remains muted, the Company intends on redeploying its excess liquidity to purchase investments as market conditions permit. Future purchases will be made utilizing the same discipline and portfolio management philosophy applied in the past, including avoidance of credit risk and geographic concentration risk within mortgage-backed securities, while also balancing the Company’s overall asset / liability management objectives. During the second quarter 2010, the Company began to redeploy its excess liquidity, purchasing $100 million of FNMA agency securities in accordance with these guidelines.

The company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $11.1 million at March 31, 2010, compared with an unrealized after-tax gain of $10.6 million at March 31, 2009, and an unrealized after-tax gain of $10.2 million at December 31, 2009.

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

As a result of the June 30, 2009 purchase of the $145.1 million performing loan portfolio from Irwin, the company executed a strategy to restructure the CPP Investment Portfolio to fund this purchase.  During the second quarter of 2009, $149.4 million of CPP Investment Portfolio securities, with an effective yield of 4.67%, were sold resulting in an aggregate pre-tax gain of $3.3 million.

DEPOSITS AND FUNDING
Total deposits as of March 31, 2010 were $5.22 billion, a decline of $127.0 million, or 2.4%, from $5.35 billion as of December 31, 2009.  A significant portion of this decrease related to declines in interest-bearing deposits of $17.6 million, noninterest bearing deposits of $88.2 million and time deposits of $93.8 million, offset by an increase in savings accounts of $72.7 million.  The net decrease was attributable to the closing of seven Irwin branches located in acquired-non-strategic western markets, which, when combined with the runoff associated with other western market branches, resulted in a decrease of $135.9 million in deposits.  Overall, deposit retention from the acquisitions continues to exceed management’s expectations.

Borrowed funds as of March 31, 2010 totaled $453.5 million, representing a decrease of $9.3 million, or 2.0%, from $462.8 million as of December 31, 2009.  This decrease was primarily due to maturities of long-term Federal Home Loan Bank advances.  As compared to the similar year-over-year period, borrowed funds declined $66.5 million, or 12.8%, from $520.0 million as of March 31, 2009.   The year-over-year comparison was impacted by long-term borrowings assumed as a result of the FDIC-assisted transactions that were offset by significant maturities of primarily short- and long-term Federal Home Loan Bank advances and other short-term borrowings.  Other than the Federal Home Loan Bank long-term debt acquired in the Peoples and Irwin transactions in the third quarter of 2009, First Financial has not increased long-term borrowings since the third quarter of 2008.

RISK MANAGEMENT
First Financial manages risks through processes that regularly assess the overall level of risk and identifies specific risks and the steps being taken to mitigate them. First Financial continues to enhance its risk management capabilities and has, over time, enhanced risk awareness as part of the culture of the company. First Financial employ’s a structured Enterprise Risk Management (ERM) approach as part of this progression. ERM allows First Financial to align a variety of risk management activities within the company into a cohesive, enterprise-wide approach, focus on process-level risk management activities and strategic objectives within the risk management culture, deliberately consider risk responses and effectiveness of mitigation compared to established standards for risk appetite and tolerance, recognize and respond to the significant organizational changes that have increased the size and complexity of the organization, and consolidate information obtained through a common process into concise business performance and risk information for management and the board of directors.

First Financial uses a robust regulatory risk framework as one of the foundational components of its ERM framework. This not only allows for a common categorization among business units, but allows for a consistent and complete risk framework that can be summarized and assessed enterprise-wide. In addition, the framework is consistent with that used by the company’s regulators, allowing for additional feedback on First Financials ability to assess and measure risk across the organization and for management and the board of directors to identify and understand differences in assessed risk profiles using this same foundation. The goal of this framework is to implement effective risk management techniques and strategies, minimize losses, and strengthen the company’s overall performance.

CREDIT RISK
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board approved credit policies and guidelines.

Allowance for loan and lease losses (Excluding covered assets)
There was no allowance for loan and lease losses related to covered loans at March 31, 2010 as these loans were recorded at acquisition at their estimated fair value. With the exception of covered loans accounted for outside the scope of FASB ASC Topic 310-30, improvements in the estimated fair value of covered loans are reflected through higher yields on these loans while declines in the estimated fair value of covered loans are recorded as impairment charges in the company’s operating results in the period in which the decline occurs.

All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date. Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, the majority of loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the table in this section. First Financial had $20.6 million of covered nonaccrual loans, $201.4 million of covered loans 90 days past due and still accruing, and $12.7 million of covered OREO at March 31, 2010.

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

The provision for loan and lease losses for the first quarter of 2010 was $11.4 million compared to $4.3 million for the same period in 2009 and $14.8 million for the linked-quarter. The allowance for loan and lease losses for those same periods was $56.6 million, $36.4 million, and $59.3 million, respectively. The allowance for loan and lease losses to period-end loans ratio was 2.01% as of March 31, 2010, compared to the March 31, 2009, and December 31, 2009, ratios of 1.33% and 2.05%, respectively.

First quarter 2010 net charge-offs were $14.0 million, or 2.00% of average loans and leases, compared with $11.3 million, or 1.53%, for the linked quarter and $3.7 million, or 0.55%, for the comparable year-over-year quarter. While the Company experienced improvement in its construction portfolio metrics, continued stress in the commercial and commercial real estate portfolios resulted in the overall increase in net charge-offs. Specifically, alleged fraudulent activity by one borrower to whom both commercial and commercial real estate credit was extended, totaling $8.8 million in the aggregate, was charged off during the first quarter 2010, representing 125 basis points of average loans and leases. The majority of this amount was previously reserved for in the fourth quarter 2009. Excluding this activity, net charge-offs during the quarter totaled $5.2 million, or 75 basis points of average loans and leases.

First quarter 2010 provision expense was $11.4 million as compared to $14.8 million during the linked quarter and $4.3 million during the comparable year-over-year quarter. As a percentage of net charge-offs, first quarter 2010 provision expense equaled 81.0% compared to 131.4% during the fourth quarter 2009 and 115.3% during the first quarter 2009. Excluding the alleged fraudulent activity discussed above, first quarter 2010 provision expense equaled 217.0% of net charge-offs.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended
	2010	2009
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$59,311	$55,770	$38,649	$36,437	$35,873
Provision for loan losses	11,378	14,812	26,655	10,358	4,259
Gross charge-offs
Commercial	6,275	1,143	3,622	4,707	2,521
Real estate-construction	2,126	6,788	3,854	1,340	0
Real estate-commercial	3,932	1,854	927	1,351	382
Real estate-residential	534	262	471	351	231
Installment	414	449	315	304	400
Home equity	684	1,105	382	332	218
All other	520	454	492	386	308
Total gross charge-offs	14,485	12,055	10,063	8,771	4,060
Recoveries
Commercial	109	148	91	333	60
Real estate-construction	0	0	81	0	0
Real estate-commercial	12	360	86	14	16
Real estate-residential	3	3	2	20	2
Installment	160	195	205	203	254
Home equity	87	6	9	1	0
All other	67	72	55	54	33
Total recoveries	438	784	529	625	365
Total net charge-offs	14,047	11,271	9,534	8,146	3,695
Ending allowance for loan losses	$56,642	$59,311	$55,770	$38,649	$36,437

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	3.19%	0.47%	1.31%	2.08%	1.21%
Real estate-construction	4.36%	10.48%	6.90%	2.09%	0.00%
Real estate-commercial	1.29%	0.57%	0.30%	0.62%	0.17%
Real estate-residential	1.13%	0.31%	0.56%	0.38%	0.25%
Installment	1.30%	1.15%	0.50%	0.45%	0.62%
Home equity	0.73%	1.31%	0.47%	0.44%	0.30%
All other	6.46%	5.40%	6.35%	5.00%	4.18%
Total net charge-offs	2.00%	1.53%	1.31%	1.19%	0.55%

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

Nonperforming/Underperforming Assets (Excluding covered assets)
Nonperforming loans totaled $74.5 million and nonperforming assets totaled $92.5 million as of March 31, 2010 compared with $77.8 million and $81.9 million, respectively, for the linked quarter and $24.9 million and $28.4 million, respectively, for the comparable year-over-year quarter.  Nonperforming loans related to the commercial and commercial real estate portfolios increased $13.7 million in the aggregate for the quarter, offset by a reduction of $17.9 million in nonperforming construction loans.

Similar to the past several quarters, the higher level of nonperforming loans, which are accounted for under FASB Codification Topic 310-10-35: Subsequent Measurement of Receivables, continues to adversely impact the company’s nonperforming loan coverage ratios. The first quarter 2010 allowance for loan and lease losses as a percent of nonaccrual loans was 84.7% compared with 82.8% in the fourth quarter of 2009, and 147.6% in the fourth quarter of 2009, and the allowance for loan and lease losses as a percent of nonperforming loans was 76.1% at March 31, 2010, compared with 76.3% in the fourth quarter of 2009, and 146.4% in the first quarter of 2009.

Restructured Loans
During the first quarter of 2010, the company restructured approximately $1.5 million of residential mortgage loans for borrowers. The terms of the modifications included a combination of temporary interest rate reductions, term extensions and re-amortizations. These actions did not have a significant financial impact on the company. There can be no assurance these actions will be successful in improving the long-term performance of the borrowers.

Delinquent Loans
Loans 30-to-89 days past due totaled $22.6 million, or 0.80% of period end loans, as of March 31, 2010.  This compares to $19.1 million, or 0.66%, as of December 31, 2009 and $20.4 million, or 0.75%, as of March 31, 2009.  Similar to activity in nonperforming loans, the increase was attributable to commercial and commercial real estate credits, offset by declines in construction, home equity and credit card loans.

Other Real Estate Owned
At March 31, 2010, OREO was $18.1 million, compared with $4.1 million at December 31, 2009, and $3.5 million at March 31, 2009.  One relationship with multiple commercial land loans, totaling $13.6 million in the aggregate, all of which was previously classified as nonperforming, was transferred to OREO as First Financial took possession of the underlying properties.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of March 31, 2010, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2010	2009
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Nonaccrual loans
Commercial	$21,572	$13,756	$13,244	$8,100	$8,412
Real estate - construction	17,710	35,604	26,575	11,936	240
Real estate - commercial	21,196	15,320	12,407	10,130	9,170
Real estate - residential	4,116	3,993	5,253	4,897	4,724
Installment	365	660	493	394	464
Home equity	1,910	2,324	2,534	2,136	1,681
All other	0	0	0	0	0
	66,869	71,657	60,506	37,593	24,691
Restructured loans	7,584	6,125	3,102	197	201
Total nonperforming loans	74,453	77,782	63,608	37,790	24,892
Other real estate owned (OREO)	18,087	4,145	4,301	5,166	3,513
Total nonperforming assets	92,540	81,927	67,909	42,956	28,405
Accruing loans past due 90 days or more	286	417	308	318	255
Total underperforming assets	$92,826	$82,344	$68,217	$43,274	$28,660

Allowance for loan and lease losses to
Nonaccrual loans	84.71%	82.77%	92.17%	102.81%	147.57%
Nonperforming loans	76.08%	76.25%	87.68%	102.27%	146.38%
Total ending loans	2.01%	2.05%	1.94%	1.34%	1.33%
Nonperforming loans to total loans	2.65%	2.69%	2.21%	1.31%	0.91%
Nonperforming assets to
Ending loans, plus OREO	3.27%	2.83%	2.36%	1.48%	1.04%
Total assets, including covered assets	1.41%	1.23%	0.94%	1.14%	0.75%

MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and market value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective interest rate risk management begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk position given business activities, management objectives, market expectations and ALCO policy limits and guidelines.

Liquidity
Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures. Liquidity is monitored and closely managed by ALCO, a group of senior officers from the lending, deposit gathering, finance, risk management, and treasury areas. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources. First Financial has expanded its various funding sources, including overnight borrowing lines, and has a diversified base of liquidity sources. These sources are periodically tested for funding availability and there have been no restrictions in availability.

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

Capital expenditures, such as banking center expansions and technology investments, were $10.9 million and $3.0 million for the first three months of 2010 and 2009, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of March 31, 2010, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.4 billion as collateral for borrowings to the FHLB. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources. At both March 31, 2010 and December 31, 2009, the company had no short-term borrowings from the FHLB. At March 31, 2010, and December 31, 2009, total long-term borrowings from the FHLB were $329.4 million and $339.7 million, respectively. The total remaining borrowing capacity from the FHLB at March 31, 2010, was $245.9 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $430.5 million at March 31, 2010. Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $6.6 million at March 31, 2010. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At March 31, 2010, in addition to liquidity on hand of $724.9 million, First Financial had unused and available overnight wholesale funding of approximately $2.3 billion to fund any significant deposit runoff that may occur as a result of acquired-non-strategic markets.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances. The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations. Dividends paid to First Financial from its subsidiaries totaled $0.2 million for the first three months of 2010. As of March 31, 2010, First Financial’s subsidiaries had retained earnings of $359.3 million of which $226.7 million was available for distribution to First Financial without prior regulatory approval. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust. Interest expense related to this other long-term debt totaled $0.3 million for the three months ended March 31, 2010, and $0.2 million for the same period in 2009. Through the execution of an interest-rate swap the company has fixed its interest rate on the debentures for the next 10 years at 6.20%.

During 2009, First Financial made quarterly dividend payments to the U.S. Treasury on the 80,000 perpetual preferred securities, which carried a 5.0% dividend rate for the first five years and a 9.0% rate thereafter. On February 24, 2010, First Financial Bancorp redeemed all of the $80.0 million of senior preferred shares issued to the U.S. Treasury in December 2008 under its CPP. First Financial included in its computation of earnings per diluted common share the impact of a non-cash, deemed dividend of $0.8 million, representing the unaccreted preferred stock discount remaining on the transaction date. This one-time deemed dividend was in addition to the first quarter 2010 preferred cash dividends paid through the redemption date, totaling $1.1 million.

First Financial had no share repurchase activity under publicly announced plans in 2009 or 2010.  First Financial does not plan to repurchase any of its shares during 2010.

OPERATIONAL RISK
As with all companies, First Financial is subject to operational risk. Operational risk is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. First Financial continuously strives to strengthen the company’s system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.

COMPLIANCE RISK
Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the company’s failure to comply with regulations and standards of good banking practice. Activities which may expose First Financial to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the company’s expansion of its banking center network and employment and tax matters.

STRATEGIC AND/OR REPUTATION RISK
Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help First Financial better understand and report on the various risks.

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

On June 8, 2009, First Financial completed a public offering of 13.8 million shares of its common stock adding approximately $98.0 million of additional common equity, after offering related costs. As a result of the capital raise during the second quarter, the company's capital ratios further improved and continued to significantly exceed the amounts necessary to be classified as well capitalized.

On February 2, 2010, First Financial completed a public offering of 6.4 million shares of its common stock adding approximately $91.2 million of additional common equity, after offering related costs. This public offering completed the issuance of common shares available to be offered pursuant to a prospectus supplement and base prospectus files as part of an existing shelf registration statement, filed with the Securities and Exchange Commission (SEC) on Form S-3.

Consolidated regulatory capital ratios at March 31, 2010, included the leverage ratio of 10.10%, Tier 1 ratio of 17.97%, and total capital ratio of 19.23%. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $419.2 million, on a consolidated basis. The tangible capital ratio was 9.73% at March 31, 2010.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively. Management believes, as of March 31, 2010, that First Financial met all capital adequacy requirements to which it was subject. At March 31, 2010, and December 31, 2009, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

U.S. Department of the Treasury Troubled Asset Relief Program
The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the company’s then risk-weighted assets.  Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share.  As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  Such preferred shares paid a dividend of 5% for the first five years and increased to 9% thereafter.  In addition, subject to certain limited exceptions, financial institutions participating in the CPP are prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without prior approval of the Treasury.  Participating financial institutions are also subject to certain limitations on executive compensation as well as other conditions.  On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury.  On February 19, 2009, the registration statement was deemed effective by the SEC.

On February 24, 2010, First Financial redeemed all of the $80.0 million of senior preferred shares issued to the Treasury in December 2008 under its CPP. First Financial included in its computation of earnings per diluted common share the impact of a non-cash, deemed dividend of $0.8 million or $0.01 per common share, representing the unaccreted CPP preferred stock discount remaining as of the redemption date.  When combined with the cash dividend of $1.1 million paid during the first quarter of 2010, the total effect on net income available to common shareholders was $1.9 million, or $0.03 per diluted common share, compared to dividends paid during the fourth quarter 2009 of $1.0 million, or $0.02 per diluted common share and the first quarter 2009 of $0.6 million, or $0.02 per diluted common share.  The per share calculations reflect the increase in average diluted common shares outstanding as a result of the offering.

A warrant issued in connection with the preferred shares continues to be held by the U.S. Treasury.  The warrant enables the holder to purchase up to 465,117 shares of the Company’s common stock at an exercise price of $12.90 per share.  The Company has previously announced its intent not to repurchase the warrant, which expires on December 23, 2018.  During April 2010, the U.S. Treasury announced its intent to sell the warrant in a public offering to be executed using a modified Dutch auction methodology.  If the warrant sale is consummated in full, the U.S. Treasury would no longer hold any securities issued by First Financial.

FDIC Temporary Liquidity Program/Transaction Account Guarantee Program
First Financial opted to participate in the FDIC’s temporary liquidity guarantee program. The components of this program included the guarantee, until December 31, 2012, of certain newly issued senior unsecured debt issued by banks and bank holding companies through October 31, 2009 and full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of size, until June 30, 2010. Participation in these programs would result in an increase in deposit insurance premiums and any debt subject to an insurance premium.  First Financial did not issue any debt with respect to this program.

In April 2010, the FDIC announced the continued extension of the Transaction Account Guarantee Program (TAG) beyond the current expiration of June 30, 2010 to December 31, 2010, with the possibility of a 12 month extension through December 31, 2011.  First Financial Bank had previously participated in the expanded coverage (unlimited FDIC insurance on demand deposits and low rate NOW accounts) in both the initial introduction and in the first extension (November 2009).  First Financial Bank has concluded that it would be in the best interest of the bank, clients, and shareholders to opt-out of the new extensions.  This was communicated to the FDIC on April 29, 2010.  Therefore, beginning on July 1, 2010, First Financial Bank will no longer participate in the FDIC's TAG and funds held in noninterest bearing transaction accounts, certain interest-bearing checking accounts, and IOLTA/ IOTA accounts will no longer be guaranteed in full under TAG.  However, these accounts will be insured up to $250,000 per depositor under the FDIC's general deposit rules.

The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount is scheduled to return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

The following table illustrates the actual and required capital amounts and ratios as of March 31, 2010, and the year ended December 31, 2009.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
MARCH 31, 2010
Total capital to risk-weighted assets
Consolidated	717,839	19.23%	298,633	8.00%	N/A	N/A
First Financial Bank	632,945	17.01%	297,726	8.00%	372,158	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	670,620	17.97%	149,316	4.00%	N/A	N/A
First Financial Bank	578,618	15.55%	148,863	4.00%	223,295	6.00%

Tier 1 capital to average assets
Consolidated	670,620	10.10%	264,785	4.00%	N/A	N/A
First Financial Bank	578,618	8.73%	264,400	4.00%	330,500	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2009
Total capital to risk-weighted assets
Consolidated	703,202	17.99%	312,648	8.00%	N/A	N/A
First Financial Bank	622,076	15.95%	311,929	8.00%	389,911	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	654,104	16.74%	156,324	4.00%	N/A	N/A
First Financial Bank	565,666	14.51%	155,965	4.00%	233,947	6.00%

Tier 1 capital to average assets
Consolidated	654,104	9.57%	272,495	4.00%	N/A	N/A
First Financial Bank	565,666	8.24%	273,698	4.00%	342,123	5.00%

CRITICAL ACCOUNTING POLICIES
First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies. These policies require the reliance on estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan and lease losses covered loans, FDIC indemnification asset, goodwill, pension and income taxes.

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

Covered loans. Loans acquired in FDIC-assisted transactions are covered under loss sharing agreements. Covered loans were recorded at fair value at acquisition. Fair values for covered loans were based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Covered loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

FDIC indemnification asset. FDIC indemnification assets result from the loss share agreements in the assisted transactions and are measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should First Financial choose to dispose of them. Fair value is estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2010 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

FORWARD LOOKING INFORMATION
Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act).  In addition, certain statements in future filings by First Financial with the SEC, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

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

•
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

•
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

•	the effects of and changes in policies and laws of regulatory agencies, inflation and interest rates;
•	technology changes;
•
mergers and acquisitions, including costs or difficulties related to the integration of acquired companies, including our ability to successfully integrate the branches of Peoples and Irwin which were acquired out of FDIC receivership;

•	the risk that exploring merger and acquisition opportunities may detract from management’s time and ability to successfully manage our company;
•
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

•	our ability to increase market share and control expenses;
•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC; adverse changes in the securities and debt markets;

•	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;
•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (Federal Reserve) and the U.S. government and other governmental initiatives affecting the financial services industry;

•	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan losses; and
•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors.  Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

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

Presented below is the estimated impact on First Financial’s net interest income as of March 31, 2010, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2010	(7.19)%	(2.78)%	1.89%	3.93%

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of March 31, 2010, assuming immediate, parallel shifts in interest rates and excluding the impact of the Irwin acquisition as noted above:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2010	(14.07)%	(6.16)%	2.66%	5.15%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 1.69% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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

The acquired Peoples banking operations represents 10.0% of total consolidated deposits and 8.4% of total consolidated assets as of the period covered by this report.  The acquired Irwin banking operations represents 47.8% of total consolidated deposits and 29.7% of total consolidated assets as of the period covered by this report.

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

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the First California Action and filed suit against Irwin Mortgage Corporation (Irwin Mortgage) and its former indirect parent, Irwin Financial Corporation (IFC), (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleged that the repurchase demands in the First California Action represent various breaches of an Asset Purchase Agreement dated as of August 7, 2007, which was entered into by IFC, Irwin Mortgage and Freedom in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware Action, Freedom sought damages in excess of $8 million and to compel Irwin Financial to order its (now former) subsidiaries in the First California Action to dismiss their claims.

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

As a result of the FDIC receivership of Irwin Union Bank and the bankruptcy of Irwin Financial, several stipulations were entered into postponing various case management dates originally ordered by the court.  No reserves have been established for this litigation.

First Financial Bank continues to evaluate this matter and expects to conduct discussions with the FDIC counsel and make a claim for indemnification with respect to the subsidiaries.

Homer v. Sharp

This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee were the subject of three counts each of the 40-count complaint, which alleged, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs sought damages of $5 million on each count. The counts against Irwin Mortgage and the former employee alleged involvement with one of six properties named in the complaint.

The former Irwin Mortgage employee was dismissed for lack of jurisdiction.  As a result of a pre-trial conference held May 3, 2010, plaintiffs’ counsel filed a stipulation to dismiss Irwin Mortgage with prejudice from this litigation.

First Financial Bank expects to conduct discussions with FDIC counsel and make a claim for indemnification with respect to the subsidiary.

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

In addition, in August 2009, Irwin Mortgage received a request to repurchase approximately 1,700 mobile home loans with an unpaid principal balance of approximately $154 million  The request alleged that title was not perfected with respect to these loans in accordance with contractual terms.  However, Irwin Mortgage believes the requesting party has failed to provide sufficient evidence to support its claim.  Irwin Mortgage disputed the claim in September 2009.  Additional unsubstantiated claims have been received subsequent to the August 2009 requests of approximately $15 million.  Based on the information available at the time of this filing, there is insufficient evidence to warrant the recording of a reserve for these claims.

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
During 2009 we conducted a number of internal stress tests. These stress tests were based on the tests that were administered to the nation’s 19 largest banks by the Treasury in connection with its Supervisory Capital Assessment Program. Under the stress tests, we applied the Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

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
At March 31, 2010, we had $2.3 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 57,850,210 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Furthermore, in connection with our participation in the CPP, the U.S. Treasury received a warrant as discussed under “-The U.S. Department of the Treasury Troubled Asset Relief Program”, and we have agreed to provide the U.S. Treasury with certain anti-dilutive adjustments as well as registration rights. The issuance of additional common shares as a result of exercise of the warrant or otherwise or the issuance of securities convertible or exercisable into common shares would dilute the ownership interest of our existing common shareholders.  The market price of our common shares could decline as a result of this offering as well as other sales of a large block of common shares or similar securities in the market after this offering, or the perception that such sales could occur.

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

Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace existing credit facilities, could have a material adverse effect on our liquidity and on our ability to pay dividends on our common and preferred shares and interest and principal on our debt.

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
First Financial and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, SEC, FINRA, and various state regulatory agencies. As such, First Financial is subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.

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
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on March 31, 2010, our bank subsidiary had an additional $226.7 million available to pay dividends to us without prior regulatory approval.

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
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and nonincome taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.

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
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial assumed, subject to the terms of a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”), certain legal claims against the subsidiaries of Irwin Union Bank.  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Agreement.  Furthermore, with respect to the claims involving the subsidiaries, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin and its former subsidiaries for actions taken on or prior to September 18, 2009.  There can be no assurances the FDIC will agree with our positions regarding indemnification.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
January 1 through
January 31, 2010	1,574	$14.65	0	4,969,105
February 1 through
February 28, 2010	48,449	17.41	0	4,969,105
March 1 through
March 31, 2010	59,463	18.77	0	4,969,105
Total	109,486	$18.11	0	4,969,105

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Thrift Plan, Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, and 2009 Non-Employee Director Stock Plan.  (The last four plans are referred to hereafter as the Stock Plans.)  The following tables show the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Thrift Plan and the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
First Financial Bancorp Thrift Plan
January 1 through
January 31, 2010	0	$0.00
February 1 through
February 28, 2010	0	0.00
March 1 through
March 31, 2010	0	0.00
Total	0	$0.00

Director Fee Stock Plan
January 1 through
January 31, 2010	1,574	$14.65
February 1 through
February 28, 2010	0	0.00
March 1 through
March 31, 2010	0	0.00
Total	1,574	$14.65

Stock Plans
January 1 through
January 31, 2010	0	$0.00
February 1 through
February 28, 2010	48,449	17.41
March 1 through
March 31, 2010	59,463	18.77
Total	107,912	$18.16

(2)
First Financial has two publicly announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock.  Neither of the plans expired during this quarter.  However, as of March 31, 2010, all shares under the 2003 plan have been repurchased.  The table that follows provides additional information regarding those plans.

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

10.1
Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000 (filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *+

10.2
Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003 (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*+

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

10.7	Form of Executive Supplemental Retirement Plan.*

10.8	Form of Endorsement Method Split Dollar Agreement for Certain Executives.*

10.9	First Financial Bancorp. Amended and Restated Deferred Compensation Plan.*

10.10	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Agreement for Restricted Stock Awards (2005-2007) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006.*++

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

10.31	Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008.*

10.32	Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees.*

14	First Financial Bancorp. Code of Business Conduct and Ethics as amended April 27, 2010.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

*	Compensatory plans or arrangements.
+
Similar agreements between the Company and NEOs J. Franklin Hall and Samuel J. Munafo exist, the material differences which are disclosed in the Company's definitive proxy statement filed with the SEC on Schedule 14A on April 19, 2009.

++
A similar agreement between the Company and NEO Gregory A. Gehlmann exists, the material differences which are disclosed in the Company's definitive proxy statement filed with the SEC on Schedule 14A on April 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ Anthony M. Stollings
J. Franklin Hall		Anthony M. Stollings
Executive Vice President and		Senior Vice President, Chief Accounting
Chief Financial Officer		Officer, and Controller

Date	5/10/09	Date	5/10/09