Form 10-Q
period 2010-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2010-08-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common stock, No par value	58,059,005

FIRST FINANCIAL BANCORP.

INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$166,604	$344,150
Interest-bearing deposits with other banks	675,891	262,017
Investment securities trading	0	200
Investment securities available-for-sale, at market value (cost $482,129 at June 30, 2010 and $454,953 at December 31, 2009)	503,404	471,002
Investment securities held-to-maturity (market value $18,274 at June 30, 2010 and $18,590 at December 31, 2009)	17,601	18,115
Other investments	86,509	89,830
Loans held for sale	11,946	6,413
Loans:
Commercial	749,522	800,261
Real estate-construction	197,112	253,223
Real estate-commercial	1,113,836	1,079,628
Real estate-residential	296,295	321,047
Installment	75,862	82,989
Home equity	332,928	328,940
Credit card	28,567	29,027
Lease financing	15	14
Total loans, excluding covered loans	2,794,137	2,895,129
Less
Allowance for loan and lease losses	57,811	59,311
Net loans - uncovered	2,736,326	2,835,818
Covered loans	1,712,441	1,929,549
Less
Allowance for loan and lease losses	1,273	0
Net loans – covered	1,711,168	1,929,549
Net loans	4,447,494	4,765,367
Premises and equipment	114,630	107,351
Goodwill	51,908	51,908
Other intangibles	6,614	7,461
FDIC indemnification asset	280,266	316,040
Accrued interest and other assets	244,298	241,269
TOTAL ASSETS	$6,607,165	$6,681,123

LIABILITIES
Deposits:
Interest-bearing	$1,135,970	$1,060,383
Savings	1,350,161	1,231,081
Time	2,042,824	2,229,500
Total interest-bearing deposits	4,528,955	4,520,964
Noninterest-bearing	718,381	829,676
Total deposits	5,247,336	5,350,640
Federal funds purchased and securities sold under agreements to repurchase	38,299	37,430
Long-term debt	384,775	404,716
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	209,370	192,550
TOTAL LIABILITIES	5,900,400	6,005,956

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value Authorized - 80,000 shares Outstanding - 0 shares in 2010 and 80,000 shares in 2009	0	79,195
Common stock - no par value Authorized - 160,000,000 shares Issued - 68,730,731 shares in 2010 and 62,358,614 shares in 2009	578,362	490,532
Retained earnings	317,213	301,328
Accumulated other comprehensive loss	(7,831)	(10,487)
Treasury stock, at cost, 10,668,076 shares in 2010 and 10,924,793 shares in 2009	(180,979)	(185,401)
TOTAL SHAREHOLDERS' EQUITY	706,765	675,167
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,607,165	$6,681,123

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$74,944	$33,978	$154,282	$67,635
Investment securities
Taxable	5,444	8,023	10,840	16,713
Tax-exempt	245	386	480	820
Total investment securities interest	5,689	8,409	11,320	17,533
Other earning assets	5,305	0	10,895	0
Total interest income	85,938	42,387	176,497	85,168
Interest expense
Deposits	15,308	9,080	30,956	18,883
Short-term borrowings	17	527	36	1,034
Long-term borrowings	2,556	1,251	5,113	2,557
Subordinated debentures and capital securities	319	320	634	557
Total interest expense	18,200	11,178	36,739	23,031
Net interest income	67,738	31,209	139,758	62,137
Provision for loan and lease losses - uncovered	6,158	10,358	17,536	14,617
Provision for loan and lease losses - covered	254	0	254	0
Net interest income after provision for loan and lease losses	61,326	20,851	121,968	47,520

Noninterest income
Service charges on deposit accounts	5,855	4,289	11,466	8,368
Trust and wealth management fees	3,668	3,253	7,213	6,542
Bankcard income	2,102	1,422	4,070	2,713
Net gains from sales of loans	473	408	642	792
Excess income earned on covered loans	7,408	0	13,506	0
Gains on sales of investment securities	0	3,349	0	3,349
Income (loss) on preferred securities	0	112	(30)	123
Other	5,790	1,264	7,797	4,243
Total noninterest income	25,296	14,097	44,664	26,130

Noninterest expenses
Salaries and employee benefits	29,513	16,223	59,754	33,876
Net occupancy	5,340	2,653	13,462	5,470
Furniture and equipment	2,514	1,851	4,787	3,653
Data processing	1,136	794	2,368	1,612
Marketing	1,600	700	2,674	1,340
Communication	822	669	2,030	1,340
Professional services	2,446	1,254	4,189	2,207
State intangible tax	1,426	648	2,757	1,316
FDIC expense	1,907	3,424	3,917	3,706
Proportionate share of covered loan losses	3,538	0	5,430	0
Acquisition and integration costs	2,178	426	4,809	426
Other	6,936	4,154	15,333	7,784
Total noninterest expenses	59,356	32,796	121,510	62,730
Income before income taxes	27,266	2,152	45,122	10,920
Income tax expense	9,492	702	15,750	3,735
Net income	17,774	1,450	29,372	7,185
Dividends on preferred stock	0	1,000	1,865	1,578
Net income available to common shareholders	$17,774	$450	$27,507	$5,607

Net earnings per common share - basic:	$0.31	$0.01	$0.49	$0.14
Net earnings per common share - diluted:	$0.30	$0.01	$0.48	$0.14
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Average basic shares outstanding	57,539,901	40,734,254	56,356,877	38,928,557
Average diluted shares outstanding	58,604,039	41,095,949	57,365,322	39,458,443

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2010	2009
Operating activities
Net income	$29,372	$7,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	17,790	14,617
Provision for depreciation and amortization	5,540	3,805
Stock-based compensation expense	1,322	1,394
Pension expense	950	555
Net amortization of premiums and accretion of discounts on investment securities	534	764
Gains on sales of investment securities	0	(3,349)
Loss (income) on trading securities	30	(123)
Originations of loans held for sale	(47,612)	(94,266)
Net gains from sales of loans held for sale	(642)	(792)
Proceeds from sales of loans held for sale	42,722	92,675
Deferred income taxes	(3,459)	11,046
Decrease in interest receivable	3,836	937
Increase in cash surrender value of life insurance	(822)	(69)
Decrease (increase) in prepaid expenses	1,205	(597)
Decrease in indemnification asset	36,792	0
Increase (decrease) in accrued expenses	9,552	(81)
Increase (decrease) in interest payable	2,599	(1,298)
Contribution to pension plan	0	(30,800)
Other	5,689	(13,483)
Net cash provided by (used in) operating activities	105,398	(11,880)
Investing activities
Proceeds from sales of securities available-for-sale	0	152,720
Proceeds from calls, paydowns and maturities of securities available-for-sale	72,683	95,413
Purchases of securities available-for-sale	(100,395)	(113,014)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	567	430
Purchases of securities held-to-maturity	(51)	0
Net increase in interest-bearing deposits with other banks	(413,874)	(6,591)
Net decrease (increase) in loans and leases, excluding covered loans	66,443	(225,238)
Net decrease in covered assets	220,534	0
Proceeds from disposal of other real estate owned	2,842	2,565
Purchases of premises and equipment	(12,277)	(5,546)
Net cash used in investing activities	(163,528)	(99,261)
Financing activities
Net (decrease) increase in total deposits	(103,304)	8,328
Net increase in short-term borrowings	869	2,244
Payments on long-term borrowings	(16,881)	(12,256)
Cash dividends paid on common stock	(10,925)	(10,119)
Cash dividends paid on preferred stock	(1,100)	(1,578)
Redemption of preferred stock	(80,000)	0
Issuance of common stock, net of issuance costs	91,192	98,125
Proceeds from exercise of stock options	235	0
Excess tax benefit (liability) on share-based compensation	498	(191)
Net cash (used in) provided by financing activities	(119,416)	84,553
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(177,546)	(26,588)
Cash and cash equivalents at beginning of period	344,150	100,935
Cash and cash equivalents at end of period	$166,604	$74,347

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated other
	Stock	Stock	Stock	Stock	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2009	80,000	$78,019	48,558,614	$394,169	$76,339	$(11,905)	(11,077,413)	$(188,295)	$348,327
Net income					7,185				7,185
Unrealized holding gains (losses) on securities available-for-sale arising during the period						609			609
Change in retirement obligation						360			360
Unrealized loss on derivatives-Prime Swap market value adj.						(238)			(238)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						474			474
Total comprehensive income									8,390
Issuance of common stock			13,800,000	98,125					98,125
Cash dividends declared :
Common stock at $0.20 per share					(7,507)				(7,507)
Preferred stock					(1,578)				(1,578)
Discount on preferred stock		154			(154)				0
Excess tax liability on share-based compensation				(191)					(191)
Restricted stock awards, net of forfeitures				(3,205)			153,145	2,881	(324)
Share-based compensation expense				1,394					1,394
Balances at June 30, 2009	80,000	78,173	62,358,614	490,292	74,285	(10,700)	(10,924,268)	(185,414)	446,636

Balances at January 1, 2010	80,000	79,195	62,358,614	490,532	301,328	(10,487)	(10,924,793)	(185,401)	675,167
Net income					29,372				29,372
Unrealized holding gains on securities available-for-sale arising during the period						3,153			3,153
Change in retirement obligation						824			824
Unrealized loss on derivatives-Prime Swap market value adj.						(239)			(239)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(999)			(999)
Foreign Currency Exchange						(83)			(83)
Total comprehensive income									32,028
Issuance of common stock			6,372,117	91,192					91,192
Preferred stock-CPP payoff	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.20 per share					(11,582)				(11,582)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				498					498
Exercise of stock options, net of shares purchased				(1,551)			75,446	1,383	(168)
Restricted stock awards, net of forfeitures				(3,631)			181,271	3,039	(592)
Share-based compensation expense				1,322					1,322
Balances at June 30, 2010	0	$0	68,730,731	$578,362	$317,213	$(7,831)	(10,668,076)	$(180,979)	$706,765

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Effective January 1, 2010, First Financial adopted the amended guidance on derecognition on transfers of financial assets in ASC Topic 860, Transfers and Servicing.  This guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidations, to qualifying special-purpose entities.  This guidance applies prospectively to transfers of financial assets occurring on or after the effective date and was effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

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

Effective January 1, 2010 First Financial adopted the amended guidance on fair value disclosures in ASC Topic 820, Fair Value Measurements and Disclosures. This amended guidance requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value and amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, Compensation – Post Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. For further detail on First Financial’s fair value measurements and disclosures, see Note 14 - Fair Value Disclosures.

In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update became effective for First Financial for the interim reporting period beginning after June 15, 2010 and did not have a material impact on First Financial’s consolidated financial statements or results of operations.

In April 2010, the FASB issued an update (ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset) impacting FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update became effective for First Financial for the interim reporting period beginning after June 15, 2010 and did not have a material impact on First Financial’s consolidated financial statements or results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit losses. The new guidance will increase disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in First Financial’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The requirements will be effective for First Financial’s year ended December 31, 2010. First Financial is still evaluating the potential impact to its consolidated financial statements from the adoption of this guidance.

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

In connection with the Peoples acquisition, First Financial Bank entered into a loss sharing agreement with the FDIC that covers $449.7 million of assets, based upon seller’s records, including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate acquired through foreclosure (OREO), all of which are referred to collectively as covered assets.  First Financial acquired other Peoples assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.  Pursuant to the terms of the loss sharing agreement, the covered assets are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $190.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets began with the first dollar of loss incurred.

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

In connection with the Irwin acquisitions, First Financial Bank entered into loss sharing agreements with the FDIC that collectively cover approximately $2.2 billion of assets, based upon seller’s records, which include single family residential mortgage loans, commercial real estate and commercial and industrial loans (covered assets). First Financial acquired other Irwin assets that are not covered by loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets of Irwin Union Bank are subject to a stated loss threshold of $526.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $526.0 million, and 95% of losses in excess of this amount. Also pursuant to the terms of the loss sharing agreements, the covered assets of Irwin FSB are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse First Financial for 80% of losses of up to $110.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets began with the first dollar of loss incurred.

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

The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $69.7 million and $248.9 million for the Peoples Agreement and the Irwin Agreements, respectively, on the acquisition dates. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

The estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired in the Peoples acquisition, resulting in the recognition of goodwill in the amount of approximately $18.1 million. In the Irwin acquisition, the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, resulting in a bargain purchase gain of $381.3 million and the recognition of a $239.8 million after-tax gain.

First Financial did not acquire the real estate, banking facilities, furniture and equipment of Peoples as part of the purchase and assumption agreement but had the option to purchase these assets at fair market value from the FDIC. This purchase option expired 90 days after acquisition date, but was extended by the FDIC. First Financial completed a review of the former Peoples locations and notified the FDIC during the first quarter of 2010 of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million.  First Financial expects to complete the acquisition of these properties in the third quarter of 2010.

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

Early in the fourth quarter of 2009, First Financial completed the technology conversion and operational integration of Peoples.  The conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.  During the first quarter of 2010, in conjunction with the planning and product mapping of the Irwin technology integration, First Financial determined that certain non-interest bearing, interest bearing and other savings accounts products were ultimately classified in categories different than had been previously reported.  Based upon this updated product level information, the previously reported deposit line items in the third and fourth quarters of 2009 have been reclassified to reflect the classifications as shown in the first quarter 2010 reporting.  This reclassification did not change the total amount of outstanding deposits in any reported period, only individual line items.

Estimated fair values are considered preliminary and, in accordance with FASB ASC Topic 805, are subject to change up to one year after the acquisition date.  This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available.  Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change.  Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

First Financial made certain adjustments to the estimated fair values of the assets and liabilities acquired in connection with the Irwin acquisitions during the second quarter of 2010 based on new information.  As the adjustments were determined to be immaterial in the aggregate, the adjustments were recorded in the second quarter.  These adjustments resulted in a $2.3 million pre-tax increase to the bargain purchase gain on the Irwin acquisitions and are included in the updated, summary table below.

Until First Financial and the FDIC conduct a final settlement for the Peoples and Irwin transactions, the determination of which assets and liabilities are ultimately acquired or assumed by First Financial cannot be completed. The estimated fair values for the purchased impaired and nonimpaired loans were based upon the FDIC’s estimated data for acquired loans. First Financial anticipates the final settlement for the Peoples and Irwin transactions will be completed in the third quarter of 2010.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates.

	Peoples			Irwin
	As Recorded	Fair Value	As Recorded	As Recorded	Fair Value	As Recorded
(Dollars in thousands)	by FDIC	Adjustments	by FFB	by FDIC	Adjustments	by FFB

Assets
Cash and interest-bearing deposits	$87,158	$0	$87,158	$158,786	$0	$158,786
Investment securities	37,681	0	37,681	70,700	0	70,700
			0
Covered loans	431,217	(106,751)	324,466	2,237,158	(484,265)	1,752,893
Total loans	431,217	(106,751)	324,466	2,237,158	(484,265)	1,752,893

Goodwill (Bargain Purchase)	0	18,106	18,106	0	(381,349)	(381,349)
Core deposit intangible	0	1,820	1,820	0	3,326	3,326
Covered other real estate owned	18,457	(7,728)	10,729	796	0	796
FDIC indemnification asset	0	69,657	69,657	0	248,916	248,916
Other assets	5,115	(4,695)	420	106,073	(26,132)	79,941
Total assets acquired	$579,628	$(29,591)	$550,037	2,573,513	$(639,504)	$1,934,009

Liabilities
Deposits
Noninterest-bearing deposit accounts	$49,424	$0	$49,424	$300,859	$0	$300,859
Interest-bearing deposit accounts	0	0	0	741,525	0	741,525
Savings deposits	168,220	0	168,220	79,987	0	79,987
Time deposits	303,135	0	303,135	1,376,076	0	1,376,076
Total deposits	520,779	0	520,779	2,498,447	0	2,498,447

Advances from Federal Home Loan Banks	58,940	4,598	63,538	337,433	17,685	355,118
Accrued expenses and other liabilities	344	0	344	32,638	0	32,638
Total liabilities assumed	$580,063	$4,598	$584,661	$2,868,518	$17,685	$2,886,203

Due from FDIC for net liabilities assumed	$435	$34,189	$34,624	$295,005	$657,189	$952,194

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks and interest-bearing deposits in banks and the Federal Reserve – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment Securities – Investment securities were acquired from the FDIC at fair market value which was their quoted market prices at the time of acquisition.

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

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Changes in the net carrying amount of goodwill are shown below.  No changes to goodwill were recorded for 2010.

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

Other intangible assets consisted of the following:

	June 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(1,000)	$4,691
Mortgage servicing rights	2,065	(264)	1,801
Other	178	(56)	122
Total other intangible assets	$7,934	$(1,320)	$6,614

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(332)	$5,359
Mortgage servicing rights	2,072	(96)	1,976
Other	178	(52)	126
Total other intangible assets	$7,941	$(480)	$7,461

Mortgage Servicing Rights
Changes in capitalized mortgage servicing rights are summarized as follows:

	June 30,
(Dollars in thousands)	2010	2009
Balance at beginning of year	$1,976	$398
Rights capitalized	0	0
Amortization	(175)	(63)
Rights sold	0	0
Balance at end of period	$1,801	$335

Due to the acquisition of Irwin Union Bank in 2009, First Financial acquired $1.9 million in servicing rights.  No new servicing rights were capitalized.

The estimated fair value of capitalized mortgage servicing rights was $1.8 million at June 30, 2010, and $2.0 million at December 31, 2009.

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

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued standby letters of credit aggregating $28.4 million and $22.9 million at June 30, 2010, and December 31, 2009, respectively.

Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.0 billion at June 30, 2010, and $1.1 billion at December 31, 2009.

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

NOTE 6:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,808	$386	$0	$14,194	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	110,043	1,819	0	111,862
Mortgage-backed securities	134	5	0	139	345,896	18,904	(83)	364,717
Obligations of state and other political subdivisions	3,659	282	0	3,941	16,685	289	(89)	16,885
Other securities	0	0	0	0	9,505	435	0	9,940
Total	$17,601	$673	$0	$18,274	$482,129	$21,447	$(172)	$503,404

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2009.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,857	$204	$(31)	$14,030	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	20,036	585	0	20,621
Mortgage-backed securities	149	1	0	150	407,221	15,407	(369)	422,259
Obligations of state and other political subdivisions	4,109	301	0	4,410	17,949	303	(130)	18,122
Other securities	0	0	0	0	9,747	266	(13)	10,000
Total	$18,115	$506	$(31)	$18,590	$454,953	$16,561	$(512)	$471,002

The following is a summary of debt investment securities by estimated maturity as of June 30, 2010.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$4,173	$4,197	$11,110	$11,415
Due after one year through five years	12,206	12,725	364,316	381,322
Due after five years through ten years	338	377	81,703	84,682
Due after ten years	884	975	25,000	25,985
Total	$17,601	$18,274	$482,129	$503,404

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	963	8	1,387	75	2,350	83
Obligations of state and other political subdivisions	750	6	1,577	83	2,327	89
Total	$1,713	$14	$2,964	$158	$4,677	$172

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,277	$31	$0	$0	$2,277	$31
Mortgage-backed securities	23,800	266	1,608	103	25,408	369
Obligations of state and other political subdivisions	621	10	1,540	120	2,161	130
Other securities	312	13	0	0	312	13
Total	$27,010	$320	$3,148	$223	$30,158	$543

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three and six months ended June 30, 2010.

First Financial had trading securities with a fair value of $0 at June 30, 2010, $0.2 million at December 31, 2009, and $0.2 million at June 30, 2009.  For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:
	June 30, 2010			December 31, 2009			June 30, 2009
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
(Dollars in thousands)	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$490,962	$0	$490,962	$456,077	$0	$456,077	$404,217	$0	$404,217
Other long-term debt	0	20,000	20,000	0	20,000	20,000	0	20,000	20,000
Total notional value	$490,962	$20,000	$510,962	$456,077	$20,000	$476,077	$404,217	$20,000	$424,217

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 35 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At June 30, 2010, the company had a total counterparty notional amount outstanding of approximately $276.4 million, spread among six counterparties, with an outstanding liability from these contracts of $10.5 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $12.9 million, $11.2 million, and $5.8 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		June 30, 2010			December 31, 2009			June 30, 2009
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$21,842	$0	$(2,597)	$22,559	$0	$(1,928)	$23,085	$0	$(2,071)
Matched interest rate swaps with borrower	Accrued interest and other assets	234,560	16,791	0	216,759	10,226	(32)	190,566	10,085	(91)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	234,560	0	(17,566)	216,759	32	(10,661)	190,566	91	$(9,738)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive income (loss)	20,000	0	(578)	20,000	998	0	20,000	745	0
Total		$510,962	$16,791	$(20,741)	$476,077	$11,256	$(12,621)	$424,217	$10,921	$(11,900)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2010:

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
(Dollars in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$21,842	5.5	$(2,597)	2.34%	6.83%
Receive fixed, matched interest rate swaps with borrower	234,560	4.6	16,791	6.33%	2.94%
Pay fixed, matched interest rate swaps with counterparty	234,560	4.6	(17,566)	2.94%	6.33%
Total asset conversion swaps	$490,962	4.7	$(3,372)	4.53%	4.74%

Liability conversion swaps
Trust Preferred Swap	$20,000	8.8	$(578)	3.63%	6.20%
Total liability conversion swaps	$20,000	8.8	$(578)	3.63%	6.20%

Total swap portfolio	$510,962	4.8	$(3,950)	4.50%	4.82%

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

			Decrease to Interest Income
(Dollars in thousands)			Three Months Ended
Derivatives in fair value		Location of change in fair value	June 30	December 31	June 30
hedging relationships		derivative	2010	2009	2009
Interest Rate Contracts
	Loans	Interest Income - Loans	$(251)	$(253)	$(251)
Total			$(251)	$(253)	$(251)

			Decrease to Interest Income
			Six Months Ended
Derivatives in fair value		Location of change in fair value	June 30,		June 30,
hedging relationships		derivative	2010		2009
Interest Rate Contracts
	Loans	Interest Income - Loans	$(511)		$(503)
Total			$(511)		$(503)

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

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended		reclassified from	Three Months Ended
Derivatives in cash flow	June 30,	June 30,	accumulated OCI into	June 30,	June 30,
hedging relationships	2010	2009	earnings (effective portion)	2010	2009
Interest Rate Contracts			Interest Expense
Other long-term debt	$(796)	$134	Other long-term debt	$(144)	$(95)
Total	$(796)	$134		$(144)	$(95)

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended		reclassified from	Six Months Ended
Derivatives in cash flow	June 30,	June 30,	accumulated OCI into	June 30,	June 30,
hedging relationships	2010	2009	earnings (effective portion)	2010	2009
Interest Rate Contracts			Interest Expense
Other long-term debt	$(999)	$474	Other long-term debt	$(286)	$(97)
Total	$(999)	$474		$(286)	$(97)

First Financial expects approximately $0.3 million of the unrecognized losses on cash flow hedges, net of taxes, at June 30, 2010 to be reclassified into earnings within the next 12 months.

U.S. lawmakers recently passed financial reform legislation, including new regulations on the use of derivatives.  While specific regulations are yet to be enacted, First Financial continues to monitor these developments and assess the potential impact on its use of derivatives.

NOTE 8:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. During the third quarter of 2008, First Financial executed $65.0 million in repurchase agreements with remaining maturities of between four and six years and a weighted average rate of 3.50%.  These instruments have call dates of less than one year.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets. First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively. As of June 30, 2010, the FHLB long-term advances assumed in the two transactions totaled $239.7 million and had remaining maturities between one and 15 years and a weighted average rate of 4.69%.

The following is a summary of long-term debt:

(Dollars in thousands)	June 30, 2010
	Amount	Average Rate

Federal Home Loan Bank	$319,775	3.38%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$384,775	3.40%

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

First Financial has the option to defer interest for up to five years on the debentures. However, the debt covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debenture currently qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $148.9 million in additional qualifying debentures under these guidelines.

The following is a summary of other long-term debt:

(Dollars in $000’s)	Amount	Contractual Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.39%	09/30/2033

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities indexed to the London Inter-Bank Offered Rate (LIBOR). The interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years. This interest rate swap effectively fixed the rate of interest on the floating rate trust preferred securities at 6.20% for the 10 year life of the swap. The net interest receivable or payable on the trust preferred interest rate swap is accrued and recognized as an adjustment to interest expense. The fair value of the trust preferred interest rate swap is included in accrued interest and other assets or liabilities on the Consolidated Balance Sheets. Changes in the fair value of the trust preferred interest rate swap are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  For further information on this cash flow hedge, see Note 7.

NOTE 10:  COVERED LOANS
First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. While it was determined that most purchased loans were not impaired, First Financial elected to account for all purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method.  Purchased impaired loans were not classified as nonperforming assets at June 30, 2010 as the loans are considered to be performing under FASB ASC Topic 310-30.  Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

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

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of June 30, 2010:

		Loans
		Excluded from	Total
	FASB ASC	FASB ASC	Purchased
(Dollars in thousands)	Topic 310-30	Topic 310-30	Loans
Commercial	$356,401	$62,710	$419,111
Real estate - construction	78,508	0	78,508
Real estate - commercial	921,780	8,731	930,511
Real estate - residential	189,713	74,367	264,080
Installment	6,012	6,711	12,723
	1,552,414	152,519	1,704,933
Other covered loans	0	7,508	7,508
Total covered loans	$1,552,414	$160,027	$1,712,441

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees, and penalties, was $2.6 billion and $3.0 billion as of June 30, 2010 and December 31, 2009, respectively.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans were as follows for the three months ended June 30, 2010:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010		June 30, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period (1)	$437,583	$1,650,751	$486,313	$1,733,106
Additions	0	0	0	0
Accretion	(36,994)	(36,994)	(75,994)	2,006
Payments received, net (2)	(12,241)	(61,343)	(21,971)	(182,698)
Other (3)	30,102	0	30,102	0
Balance at end of period	$418,450	$1,552,414	$418,450	$1,552,414
_____________
(1)   Excludes covered lines of credit which are outside the scope of FASB Topic 310-30 and certain consumer loans which are treated under the cost recovery method.
(2)   Includes the impact of loan prepayments and charge-offs.
(3)   Represents changes in projected future cash flows determined in second quarter 2010.

First Financial reviewed loans accounted for under FASB ASC Topic 310-30 for impairment in the second quarter of 2010.  First Financial concluded there was minor impairment within the acquired, residential real estate and consumer loan portfolios and recorded a $1.3 million allowance for covered loan and lease losses as a result.

Until First Financial and the FDIC conduct a final settlement for the Peoples and Irwin transactions, the determination of which assets and liabilities are ultimately acquired or assumed by First Financial cannot be completed. The estimated fair values for the purchased impaired and nonimpaired loans were based upon the FDIC’s estimated data for acquired loans. First Financial anticipates the final settlement for the Peoples and Irwin transactions will be completed in the third quarter of 2010.

NOTE 11:  ALLOWANCE FOR LOAN AND LEASE LOSSES
Uncovered Loans
Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the tables below.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:
	Three Months Ended					Six Months Ended
	2010		2009			June 30,
(Dollars in thousands)	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2010	2009
Balance at beginning of period	$56,642	$59,311	$55,770	$38,649	$36,437	$59,311	$35,873
Provision for loan losses	6,158	11,378	14,812	26,655	10,358	17,536	14,617
Loans charged off	(5,457)	(14,485)	(12,055)	(10,063)	(8,771)	(19,942)	(12,831)
Recoveries	468	438	784	529	625	906	990
Ending allowance for loan and lease losses - uncovered	57,811	56,642	59,311	55,770	38,649	57,811	38,649

Allowance for loan and lease
losses to total ending loans	2.07%	2.01%	2.05%	1.94%	1.34%	2.07%	1.34%

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

First Financial’s investment in impaired loans is as follows:
	As of and for the Quarter Ended
	2010		2009
(Dollars in thousands)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Impaired loans requiring a valuation	$44,218	$35,363	$27,666	$23,579	$16,229
Impaired loans not requiring a valuation	35,205	39,090	49,437	40,113	21,364
Total impaired loans	$79,423	$74,453	$77,103	$63,692	$37,593
Valuation allowance	$12,004	$12,310	$11,662	$9,789	$5,890
Average impaired loans for the period	$76,938	$75,778	$70,398	$50,643	$31,142
Interest income included in revenue	$257	$204	$186	$117	$25

Covered Loans
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

The Company established an allowance for loan losses of $1.3 million associated with covered loans during the second quarter 2010 based upon its most recent impairment analysis.  Of this total reserve, $0.3 million, or 20%, was recognized as a non-cash provision expense and the remaining $1.0 million, or 80%, was recorded as an increase to the FDIC indemnification asset representing the portion of loss reimbursement expected from the FDIC under the loss sharing agreement.

Under the applicable accounting guidance, impairment is generally recognized in the current period as provision expense while improvement in the credit outlook is not recognized immediately but instead is reflected as a loan yield adjustment on a prospective basis.  The timing inherent in this accounting treatment may result in earnings volatility in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$0	$0	$0	$0
Provision for impairment on covered loans	254	0	254	0
Impact from FDIC loss share agreements	1,019	0	1,019	0
Loans charged off	0	0	0	0
Recoveries	0	0	0	0
Ending allowance for loan and lease losses - covered	1,273	0	1,273	0
Total allowance for loan and lease losses	$1,273	$0	$1,273	$0

NOTE 12:  INCOME TAXES
First Financial’s effective tax rate for the second quarter of 2010 was 34.8% compared to 32.6% for the second quarter of 2009.  The 2010 year-to-date effective tax rate was 34.9% compared to 34.2% for 2009.  The increase in the effective tax rate was primarily due to a decrease in tax-exempt investment and loan interest as well as an increase in taxable income associated with the 2009 bank acquisitions.  The increase was partially offset by increased bank owned life insurance income as well as tax credits related to investments in low income housing which were also a result of the 2009 acquisitions.

At June 30, 2010, and December 31, 2009, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial is no longer subject to state and local income tax examinations for years prior to 2006.  First Financial’s 2006 and 2007 tax years are currently under examination by the state of Indiana.  Management anticipates no material impact to the company’s financial position as a result of this examination.  Tax years 2006 through 2008 remain open to state and local examination in various jurisdictions.  The years open to examination by state and local government authorities vary by jurisdiction and First Financial is not aware of any material outstanding tax examination matters.  There may be tax matters related to the acquisitions of Peoples and Irwin at the federal, state, and local levels that could arise in the future.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$600	$590	$1,200	$1,180
Interest cost	700	675	1,400	1,350
Expected return on assets	(1,250)	(917)	(2,500)	(1,835)
Amortization of prior service cost	(100)	(105)	(200)	(210)
Recognized net actuarial loss	525	387	1,050	775
Net periodic benefit cost	$475	$630	$950	$1,260

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net actuarial loss	$525	$387	$1,050	$775
Net prior service (credit) cost	(100)	(105)	(200)	(210)
Deferred tax assets	(158)	(102)	(26)	(205)
Net amount recognized	$267	$180	$824	$360

NOTE 14:  FAIR VALUE DISCLOSURES

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

Uncovered Loans – The fair value of commercial, commercial real estate, residential real estate, and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The carrying amount of accrued interest approximates its fair value.

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

There was no allowance for loan and lease losses related to covered loans prior to June 30, 2010 as these loans were recorded at acquisition at their estimated fair value. With the exception of covered loans accounted for outside the scope of FASB ASC Topic 310-30, improvements in the estimated fair value of covered loans are reflected through higher yields on these loans while declines in the estimated fair value of covered loans are recorded as impairment charges in the company’s operating results in the period in which the decline occurs.

Under the applicable accounting guidance, impairment is generally recognized in the current period as provision expense while improvement in the credit outlook is not recognized immediately but instead is reflected as a loan yield adjustment on a prospective basis.  The timing inherent in this accounting treatment may result in earnings volatility in future periods.

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

The estimated fair values of First Financial’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets
Cash and short-term investments	$842,495	$842,495	$606,167	$606,167
Investment securities trading	0	0	200	200
Investment securities held-to-maturity	17,601	18,274	18,115	18,590
Investment securities available-for-sale	503,404	503,404	471,002	471,002
Other investments	86,509	86,509	89,830	89,830
Loans held for sale	11,946	11,946	6,413	6,413
Loans, excluding covered loans	2,736,326	2,759,981	2,835,818	2,907,648
Covered loans	1,711,168	1,711,168	1,929,549	1,929,549
Mortgage-servicing rights	1,801	1,801	1,976	1,976
FDIC indemnification asset	280,266	280,266	316,040	316,040
Accrued interest receivable	18,811	18,811	22,647	22,647
Derivative financial instruments	0	0	998	998

Financial liabilities
Deposits
Noninterest-bearing	$718,381	$718,381	$829,676	$829,676
Interest-bearing demand	1,135,970	1,135,970	1,060,383	1,060,383
Savings	1,350,161	1,350,161	1,231,081	1,231,081
Time	2,042,824	2,064,032	2,229,500	2,230,273
Total deposits	5,247,336	5,268,544	5,350,640	5,351,413
Short-term borrowings	38,299	38,299	37,430	37,430
Long-term debt	384,775	385,398	404,716	428,358
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	7,358	7,358	4,759	4,759
Derivative financial instruments	3,950	3,950	2,363	2,363

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Netting	Assets/Liabilities
	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Derivatives	$0	$17,566	$(775)	$(16,791)	$0
Available-for-sale investment securities	102	503,302	0	0	503,404
Total	$102	$520,868	$(775)	$(16,791)	$503,404

Liabilities
Derivatives	$0	$20,834	$(93)	$(16,791)	$3,950

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Year-to-date
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets
Loans held for sale	$0	$11,946	$0	$0
Impaired loans (1)	0	25,931	2,864	0

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  Disclosure of the related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) were as follows:

	June 30, 2010
	Transactions			Balances
(Dollars in thouands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$5,226	$(2,073)	$3,153	$13,377
Unrealized loss on derivatives	(1,949)	711	(1,238)	(307)
Unfunded pension obligation	850	(26)	824	(20,937)
Foreign currency translation	(83)	0	(83)	36
Total	$4,044	$(1,388)	$2,656	$(7,831)

	June 30, 2009
	Transactions			Balances
(Dollars in thouands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$957	$(348)	$609	$7,548
Unrealized gain on derivatives	371	(135)	236	1,005
Unfunded pension obligation	565	(205)	360	(19,253)
Total	$1,893	$(688)	$1,205	$(10,700)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted earnings per share - income available to common shareholders:
Net income	$17,774	$1,450	$29,372	$7,185
Dividends on preferred stock	0	1,000	1,865	1,578
Income available to common shareholders:	$17,774	$450	$27,507	$5,607

Denominator for basic earnings per share - weighted average shares	57,539,901	40,734,254	56,356,877	38,928,557

Effect of dilutive securities —
Employee stock awards	944,176	361,695	893,621	529,886
Warrants	119,962	0	114,824	0
Denominator for diluted earnings per share - adjusted weighted average shares	58,604,039	41,095,949	57,365,322	39,458,443

Earnings per share available to common shareholders
Basic	$0.31	$0.01	$0.49	$0.14
Diluted	$0.30	$0.01	$0.48	$0.14

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 320,963 and 3,314,462 at June 30, 2010 and 2009, respectively.  The warrant to purchase 465,117 shares of common stock was also outstanding as of June 30, 2010.  At June 30, 2009, the warrant to purchase 930,233 shares of common stock was also outstanding, but was out-of-the-money.  The reduction in the warrant share position was a result of the common stock offering that occurred in June of 2009, in accordance with rules established by the U.S. Treasury.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, Kentucky, and Michigan through 115 full-service banking centers across 75 communities. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. During the third quarter of 2009, First Financial assumed the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (Irwin Union Bank and Irwin FSB, collectively, Irwin) through Federal Deposit Insurance Corporation (FDIC) assisted transactions. First Financial acquired a specialty, franchise lending subsidiary as part of the Irwin acquisition. The franchise finance business provides equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States. First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets, however, the acquired franchise finance subsidiary is a national business. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of its funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

BUSINESS COMBINATIONS
All references to acquired balances reflect the fair value unless stated otherwise.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples and Irwin. The company also acquired 3 Indiana banking centers, including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expands the First Financial footprint, opens new markets and strengthens the company through the generation of additional capital. Through these three transactions, the company added, at the time of acquisition, a total of 49 banking centers, including 39 banking centers within the company’s primary markets.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (OREO) (collectively, covered assets) beginning with the first dollar of loss. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. Covered loans now represent approximately 38% of First Financial’s loans.

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

Peoples Community Bank
Including cash received from the FDIC, First Financial acquired $566.6 million in assets, including $335.2 million in loans and other real estate, and assumed $584.7 million in liabilities, including $520.8 million in deposits. All assets and liabilities were recorded at their estimated fair market value resulting in recorded goodwill of $18.1 million as the estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired.

Covered assets totaling $335.2 million in fair value are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $190.0 million, and 95% of losses beyond $190.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

First Financial holds a purchase option from the FDIC for each of Peoples bank properties and their associated contents. First Financial completed a review of the former Peoples locations and notified the FDIC of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million during the first quarter of 2010.  First Financial anticipates the final settlement for the Peoples transaction will be completed in the third quarter of 2010.

Early in the fourth quarter of 2009, First Financial completed the technology conversion and operational integration of Peoples. In conjunction with these efforts, two former Peoples banking centers were consolidated into First Financial locations and one First Financial banking center was consolidated into a former Peoples location.

Irwin
Including cash received from the FDIC, First Financial acquired $3.3 billion in assets, including $1.8 billion in loans, and assumed $2.9 billion in liabilities, including $2.5 billion in deposits, with all assets and liabilities recorded at their estimated fair market value.

The loans were acquired under a modified transaction structure with the FDIC whereby certain nonperforming loans, foreclosed real estate, acquisition, development and construction loans, and residential and commercial land loans were excluded from the acquired portfolio.  Until First Financial and the FDIC conduct a final settlement, the determination of which assets and liabilities are ultimately acquired or assumed by First Financial cannot be completed. The estimated fair value for loans acquired was based upon the FDIC’s estimated data for acquired loans. First Financial anticipates the final settlement for the Irwin transactions will be completed in the third quarter of 2010.

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

As the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, First Financial recorded a pre-tax bargain purchase gain of $381.3 million, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

Conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.

Strategic Decisions
Management has concluded that the markets previously operated by Irwin in the western United States do not align with the long-term strategic plans for the company. Each of these markets pursued an exit strategy whereby the market presidents worked with an institution of their choosing to refer existing client relationships. If a suitable financial institution was not identified, an exit date was selected for each market and the office closed in compliance with the applicable regulatory requirements. Exit strategies coincided with the conversion and operational integration process. In the fourth quarter of 2009, the company elected to close the St. Louis, Missouri location and sold $42.9 million in western market loans, at their unpaid principal balances.

Additionally, in the first quarter of 2010, First Financial closed 7 of the remaining 9 western market offices and sold an additional $24.5 million in western market loans at their unpaid principal balances.  At June 30, 2010, First Financial had $139.6 million in unpaid principal balances in loans and $104.4 million in deposits from the two remaining western market offices. First Financial will continue to service the loans and deposits in these markets in compliance with the terms of the purchase agreements with the FDIC and FDIC as receiver and related loss share agreements.  The company expects to close the two remaining western offices on or about September 30, 2010.

First Financial also acquired, as part of the Irwin transaction, a franchise finance business. This national business is a specialty lender in the quick service and casual dining segments of the restaurant industry. It is led by a seasoned management team with strong underwriting, credit management and loss mitigation experience.  There were outstanding principal balances of approximately $606.5 million in franchise finance loans at June 30, 2010, all of which are covered under a loss share agreement with the FDIC except for $61.2 million of loans originated subsequent to the acquisition.

This business offers First Financial the ability to diversify its earning assets and will be supported as part of the company’s ongoing strategy. The overall portfolio size will be managed to a risk-appropriate level so as not to create an industry concentration.

OVERVIEW OF OPERATIONS
Second quarter 2010 net income and net income available to common shareholders, was $17.8 million, and earnings per diluted common share were $0.30.  This compares with first quarter 2010 net income of $11.6 million, net income available to common shareholders of $9.7 million and earnings per diluted common share of $0.17 and second quarter 2009 net income of $1.5 million, net income available to common shareholders of $0.5 million and earnings per diluted common share of $0.01.

For the six month period ended June 30, 2010, net income was $29.4 million, net income available to common shareholders was $27.5 million and earnings per diluted common share were $0.48 as compared to net income of $7.2 million, net income available to common shareholders of $5.6 million and earnings per diluted common share of $0.14 for the six month period ended June 30, 2009.

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

Return on average assets for the second quarter of 2010 was 1.07% compared to 0.15% for the comparable period in 2009 and 0.71% for the linked-quarter (second quarter of 2010 compared to the first quarter of 2010).  Return on average shareholders’ equity for the second quarter of 2010 was 10.24% compared to 1.53% for the comparable period in 2009 and 6.67% for the linked-quarter.

Return on average assets for the first six months of 2010 was 0.89% compared to 0.38% for the comparable period in 2009.  Return on average shareholder’s equity was 8.46% for the first six months of 2010 compared to 3.96% for the same period in 2009.

A discussion of the first six months and second quarter of 2010 results of operations follows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net interest income	$67,738	$31,209	$139,758	$62,137
Tax equivalent adjustment	212	307	424	670
Net interest income - tax equivalent	$67,950	$31,516	$140,182	$62,807

Average earning assets	$6,024,202	$3,483,796	$6,009,556	$3,483,223

Net interest margin *	4.51%	3.59%	4.69%	3.60%
Net interest margin (fully tax equivalent) *	4.52%	3.63%	4.70%	3.64%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income for the second quarter of 2010 was $67.7 million, an increase of $36.5 million from the second quarter of 2009 net interest income of $31.2 million and a decrease of $4.3 million from the first quarter of 2010 net interest income of $72.0 million.  Net interest income on a fully tax-equivalent basis for the second quarter 2010 was $68.0 million as compared to $72.2 million for the first quarter 2010 and $31.5 million for the comparable year-over-year period.  While the average balances of interest-earning assets and interest-bearing liabilities remained relatively unchanged for the second quarter 2010 as compared to the first quarter, the asset mix changed as higher yielding loans paid down and converted to lower yielding cash or investments, which negatively impacted the net interest margin and resulted in the lower level of net interest income.  In addition to higher levels of interest-earning assets and interest-bearing liabilities resulting from the 2009 acquisitions, the year-over-year increase of $36.4 million was also impacted by the significant increase in the net interest margin.

For the six month period ended June 30, 2010, net interest income was $139.8 million, an increase of $77.6 million over the comparable period in 2009.  Net interest income on a fully tax-equivalent basis was $140.2 million as compared to $62.8 million for the comparable period in 2009.  Similar to the quarterly year-over-year items noted above, the increase was driven by the larger balance sheet items as well as a higher net interest margin.

Included in net interest income for both the second quarter and first quarter 2010 were the results of operations classified by the Company as acquired-non-strategic.  These amounts totaled $10.2 million and $10.9 million during those periods, respectively, and in sum totaled $21.1 million for the six months ended June 30, 2010.

Net interest margin was 4.51% for the second quarter 2010 as compared to 4.87% for the first quarter 2010 and 3.59% for the second quarter 2009.  The net interest margin was significantly impacted by normal amortization and paydowns in both the covered and uncovered loan portfolios.  As loan demand remains slow in the Company’s strategic markets, the incoming cash flows from the loan portfolios contributed to an increased cash position which accounted for 34 basis points of the linked quarter net interest margin decline.  While the Company experienced a lower level of interest income and, as a result, a lower net interest margin during the quarter due partly to its cash position, it deliberately avoided redeploying the cash into long term securities as it did not want to introduce higher levels of duration and pricing risk.  The average balance of cash and interest-bearing deposits during the second quarter was $827 million which earned a combined yield of 0.22%.  As such, opportunities for net interest margin enhancement may exist as the Company considers alternatives for deploying its high level of liquidity, including purchasing investment securities consistent with its asset / liability management objectives and restructuring liabilities.

The increase of 92 basis points over the comparable year-over-year period was primarily attributable to the higher yield on covered loans, improved pricing in new loan originations, lower funding costs of deposits as a result of repricing acquired CDs and disciplined pricing strategies, and an overall increase in earning assets.

Net interest margin for the six month period ended June 30, 2010 was 4.69% as compared to 3.60% for the six month period ended June 30, 2009.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2010			March 31, 2010			June 30, 2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets

Investments:
Interest-bearing deposits with other banks	$554,333	$459	0.33%	$394,741	$342	0.35%	$8,614	$-	0.00%
Investment securities	597,991	5,689	3.82%	558,595	5,631	4.09%	731,119	8,409	4.61%

Gross loans including covered loans and indemnification asset (1)	4,871,878	79,790	6.57%	5,041,411	84,586	6.80%	2,744,063	33,978	4.97%
Total earning assets	6,024,202	85,938	5.72%	5,994,747	90,559	6.13%	3,483,796	42,387	4.88%

Nonearning assets

Cash and due from banks	273,162			336,333			72,402
Allowance for loan and lease losses	(60,444)			(59,891)			(36,644)
Premises and equipment	115,587			108,608			85,433
Other assets	292,044			291,274			179,471
Total assets	$6,644,551			$6,671,071			$3,784,458

Interest-bearing liabilities

Deposits:
Interest-bearing	$1,139,001	1,265	0.45%	$1,050,697	1,021	0.39%	$630,885	389	0.25%
Savings	1,341,194	2,058	0.62%	1,318,374	2,139	0.66%	645,197	487	0.30%
Time	2,090,776	11,985	2.30%	2,175,400	12,488	2.33%	1,131,972	8,204	2.91%

Short-term borrowings	37,353	17	0.18%	38,413	19	0.20%	385,769	527	0.55%
Long-term borrowings	410,592	2,875	2.81%	420,463	2,872	2.77%	156,809	1,571	4.02%

Total interest-bearing liabilities	5,018,916	18,200	1.45%	5,003,347	18,539	1.51%	2,950,632	11,178	1.52%

Noninterest-bearing liabilities and shareholders' equity

Noninterest-bearing demand	740,011			774,393			425,330
Other liabilities	189,364			188,555			28,552
Shareholders' equity	696,260			704,776			379,944
Total liabilities and shareholders' equity	$6,644,551			$6,671,071			$3,784,458
Net interest income		$67,738			$72,020			$31,209

Net interest spread			4.27%			4.62%			3.36%

Contribution of noninterest-bearing sources of funds			0.24%			0.25%			0.23%
Net interest margin (2)			4.51%			4.87%			3.59%

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

	Changes for the Three Months Ended June 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(375)	$433	$58	$(1,453)	$(1,267)	$(2,720)
Other earning assets	(19)	136	117	7	452	459
Gross loans (1)	(2,927)	(1,869)	(4,796)	10,963	34,849	45,812
Total earning assets	(3,321)	(1,300)	(4,621)	9,517	34,034	43,551
Interest-bearing liabilities
Total interest-bearing deposits	$(596)	$256	$(340)	$(1,016)	$7,244	$6,228
Borrowed funds
Short-term borrowings	(2)	0	(2)	(351)	(159)	(510)
Federal Home Loan Bank long-term debt	35	(36)	(1)	(358)	1,663	1,305
Other long-term debt	0	4	4	(1)	0	(1)
Total borrowed funds	33	(32)	1	(710)	1,504	794
Total interest-bearing liabilities	(563)	224	(339)	(1,726)	8,748	7,022
Net interest income (2)	$(2,758)	$(1,524)	$(4,282)	$11,243	$25,286	$36,529

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

	Changes for the
	Six Months Ended June 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(2,960)	$(3,253)	$(6,213)
Federal funds sold	13	788	801
Gross loans (1)	22,930	73,811	96,741
Total earning assets	19,983	71,346	91,329
Interest-bearing liabilities
Total interest-bearing deposits	$(2,536)	$14,609	$12,073
Borrowed funds
Short-term borrowings	(660)	(338)	(998)
Federal Home Loan Bank long-term debt	(741)	3,297	2,556
Other long-term debt	77	0	77
Total borrowed funds	(1,324)	2,959	1,635
Total interest-bearing liabilities	(3,860)	17,568	13,708
Net interest income (2)	$23,843	$53,778	$77,621

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
Second quarter 2010 noninterest income was $25.3 million, an increase of $11.2 million from the comparable period in 2009 and $5.9 million from the first quarter of 2010.

During the first and second quarters of 2010, covered loan activity positively impacted noninterest income by $6.1 million and $7.4 million, respectively.  When unpaid covered loan principal balances decrease faster than expected, which could occur either through a loan sale, any prepayment by the borrower, either in full or in part, or is charged-off, the remaining or pro rata carrying value of the rate-based valuation mark is recognized as noninterest income.  The carrying value of the credit-based valuation mark impacts both noninterest income and noninterest expense.  When covered loan balances paydown early, again through either a loan sale or prepayments by the borrower, and credit experience is better than originally estimated, the remaining carrying value is recognized as noninterest income, net of a corresponding valuation adjustment on the FDIC indemnification asset.  However, when losses are incurred on covered loans that exceed the initial estimate, the Company will recognize noninterest expense representing its proportional share of the unanticipated losses.

Also, included in noninterest income for the second quarter of 2010 was $2.3 million of non-recurring income resulting from the settlement of certain initial cash items and valuations related to the 2009 FDIC acquisitions, as well as $0.7 million of other income not expected to recur.  Excluding the impact of these items as well as the sales of investment securities and other items not expected to recur, estimated noninterest income earned in the second quarter 2010 was $14.5 million as compared to $12.8 million in the first quarter of 2010 and $10.6 million in the second quarter of 2009.  The increase from the linked quarter was primarily attributable to higher service charges on deposits, gains on sales of residential mortgages, and increased bankcard interchange income, trust and wealth management fees and BOLI income, partially offset by lower insurance agency income.  The increase in the comparable year-over-year quarter was driven primarily by higher service charges on deposit accounts resulting from an increase in transaction-based deposits, increased bankcard income, higher trust and wealth management fees and higher brokerage and insurance income as a result of the 2009 acquisitions.

For the six month period ended June 30, 2010, noninterest income totaled $44.7 million as compared to $26.1 million for the similar year-over-year period.  Excluding the items mentioned previously as well as the gain on sale of the property and casualty portion of the insurance business during the first quarter 2009, noninterest income was $27.3 million for the six month period ended June 30, 2010 as compared to $22.1 million for the six months ended June 30, 2009.  This increase was attributable to higher service charges on deposit accounts resulting from an increase in transaction-based deposits, increased bankcard income and higher trust and wealth management fees.

NONINTEREST EXPENSE
Second quarter 2010 noninterest expense was $59.4 million, compared with $32.8 million in the second quarter of 2009, and $62.2 million in the first quarter of 2010.  Acquisition-related costs for the second quarter of 2010 consisted of $0.7 million in integration-related costs and $1.5 million in professional services fees and other costs.  Transition related items such as salaries, employee benefits and other items related to people, processes, and facilities that are diminishing over time were $2.6 million for the same period.  Additionally, there was $3.5 million of expense associated with the proportionate share of losses in excess of the credit-based valuation mark, $0.9 million for FDIC indemnification support, $1.0 million in retention plan expense, $0.3 million in professional fees related to the auction of of the common stock warrant held by the U.S. Treasury, and other items not expected to recur of $1.1 million.  These expenses totaled $11.6 million for the second quarter of 2010.

After adjusting for these items, estimated noninterest expense was essentially unchanged, totaling $47.7 million for the second quarter 2010.  Compared to the year-over-year quarter, excluding the FDIC special assessment and acquisition-related expenses incurred during the second quarter 2009, estimated noninterest expense increased $17.1 million, primarily driven by higher salaries and employment benefits, occupancy costs, equipment expenses and marketing costs resulting from the 2009 acquisitions.

Likewise, acquisition-related costs for the first quarter of 2010 consisted of $1.0 million in integration-related costs, $1.5 million in professional services fees, and $0.2 million in other costs.  Transition related items such as salaries and employee benefits were $4.9 million, occupancy expense was $2.3 million, and other was $1.2 million for the same period.    Additionally, there was $1.9 million of expense associated with the proportionate share of losses in excess of the credit-based valuation mark and $0.6 million for FDIC indemnification support.  These expenses totaled $13.6 for the first quarter of 2010.

For the six month period ended June 30, 2010, noninterest expense totaled $121.5 million compared to $62.7 million for the comparable year-over-year period.  Excluding the items mentioned previously as well as severance costs related to the sale of the property and casualty portion of the insurance business which occurred during the first quarter 2009, noninterest expense was $95.3 million for the six month period ended June 30, 2010 as compared to $60.3 million for the six months ended June 30, 2009.

INCOME TAXES
Income tax expense was $9.5 million and $0.7 million for the second quarters of 2010 and 2009, respectively.  The effective tax rates for the second quarters of 2010 and 2009 were 34.8% and 32.6%, respectively.  Income tax expense was $15.8 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively, with a tax benefit related to securities transactions of $11 thousand for the six months ended June 30, 2010 and a tax expense of $1.2 million for the same period in 2009.  The effective tax rates for the six months ended June 30, 2010, and 2009, were 34.9% and 34.2%, respectively.

The increases in the effective tax rate was primarily due to a decrease in tax-exempt investment and loan interest as well as an increase in taxable income associated with the 2009 bank acquisitions.  The increase was partially offset by increased bank owned life insurance income as well as tax credits related to investments in low income housing which were also a result of the 2009 acquisitions.

LOANS (excluding covered loans)
Loans, excluding covered loans, totaled $2.79 billion at the end of the second quarter, a decrease of $21.5 million, or 0.8%, over the balance of $2.82 billion as of March 31, 2010 and a decrease of $98.8 million, or 3.4%, over the amount of $2.89 billion as of June 30, 2009.  As compared to the linked quarter, the composition of the loan portfolio remained essentially the same with the slight overall decrease occurring in the commercial, construction and residential real estate portfolios offset by a modest increase in the commercial real estate portfolio.  Overall, loan demand continued to remain slow in the Company’s strategic operating markets.

Average loans excluding covered loans and loans held for sale, increased $60.9 million or 2.2% from the second quarter of 2009.  Average commercial, commercial real estate, and construction loans increased $89.1 million or 4.5% from the second quarter of 2009.  Year-to-date average loans, excluding loans covered and held for sale, increased $97.9 million or 3.6% from the same period on 2009.  Year-to-date average commercial, commercial real estate, and construction loans increased $129.5 million or 6.6% from the same period in 2009.

INVESTMENTS
Investment securities totaled $607.5 million as of June 30, 2010 as compared to $579.1 million as of December 31, 2009 and $560.9 million as of June 30, 2009.  The total investment portfolio represented 9.2% of total assets at June 30, 2010, 8.7% at December 31, 2009, and 14.8% at June 30, 2009.  Securities available-for-sale at June 30, 2010, totaled $503.4 million, compared with $528.2 million at June 30, 2009, and $471.0 million at December 31, 2009.  The net increase relative to December 31, 2009 was due to the purchase of $100 million of FNMA agency securities during the second quarter.  While loan demand remains muted, the Company intends to selectively redeploy a portion of its large cash position to purchase investments as market conditions permit.  Future purchases will be made utilizing the same discipline and portfolio management philosophy applied in the past, including avoidance of credit risk and geographic concentration risk within mortgage-backed securities, while also balancing the Company’s overall asset/liability management objectives.  The aforementioned purchase of FNMA agency securities represents the Company’s commitment to this discipline and philosophy.  Additionally, early in the third quarter 2010 the Company continued to redeploy its liquidity by purchasing approximately $150 million of adjustable rate FNMA/FHLMC mortgage-backed securities in accordance with these guidelines.

The company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $13.4 million at June 30, 2010, compared with an unrealized after-tax gain of $7.5 million at June 30, 2009, and an unrealized after-tax gain of $10.2 million at December 31, 2009.

DEPOSITS AND FUNDING
Total deposits as of June 30, 2010 were $5.25 billion, a decline of $103.3 million, or 1.9%, from $5.35 billion as of December 31, 2009.  A significant portion of this decrease related to declines in time deposits of $186.7 million and noninterest-bearing deposits of $111.3 million, offset by increases in interest-bearing checking accounts of $75.6 million and savings accounts of $119.1 million.  The acquisition of low cost core deposits and customer relationships is central to the Company’s long term operating strategy despite the current strong liquidity position.  As expected, acquired-non-strategic balances, primarily brokered deposits and deposits in the western markets of Irwin, continued to decline.  As of June 30, 2010, brokered deposits had declined to less than 5% of total deposits.  Overall, strategic deposit retention from the acquisitions continues to exceed management’s expectations.

Borrowed funds as of June 30, 2010 totaled $443.7 million, as compared to $453.5 million as of March 31, 2010.  This decrease was primarily due to maturities of long-term Federal Home Loan Bank advances.  As compared to the similar year-over-year period, borrowed funds declined $69.6 million, or 13.6%, from $513.3 million as of June 30, 2009.  The year-over-year comparison was impacted by long-term borrowings assumed as a result of the FDIC-assisted transactions that were offset by significant maturities of primarily short- and long-term Federal Home Loan Bank advances and other short-term borrowings.  Other than the Federal Home Loan Bank long-term debt acquired in the Peoples and Irwin transactions in the third quarter of 2009, First Financial has not increased long-term borrowings since the third quarter of 2008.

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

As of the end of the second quarter 2010, the allowance for uncovered loan and lease losses increased to $57.8 million from $56.6 million as of March 31, 2010 and was $38.6 million as of June 30, 2009.  As a percentage of period-end loans, the allowance for loan and lease losses was 2.07% as of June 30, 2010 as compared to 2.01% as of March 31, 2010 and 1.34% as of June 30, 2009.  The allowance for loan and lease losses as of June 30, 2010 reflects management’s estimate of credit risk inherent in the Company’s portfolio at that time.

Second quarter 2010 net charge-offs were $5.0 million, or 0.71% of average loans and leases, compared with $14.0 million, or 2.00%, for the linked quarter and $8.1 million, or 1.19%, for the comparable year-over-year quarter.  The decrease compared to the linked quarter was impacted by the alleged fraudulent activity noted during the first quarter 2010 which totaled $8.8 million, representing 125 basis points of average loans and leases for the period.  Excluding this activity, net charge-offs decreased slightly during the second quarter 2010 both in terms of dollar amount as well as a percentage of average loans and leases.

For the six months ended June 30, 2010, net charge-offs were $19.0 million, or 1.36% of average loans and leases.  Excluding the alleged fraudulent activity noted above, net charge-offs were $10.2 million, or 0.73%, as compared to $11.8 million, or 0.88%, for the six month period ended June 30, 2009.

Second quarter 2010 provision expense related to uncovered loans and leases was $6.2 million as compared to $11.4 million during the linked quarter and $10.4 million during the comparable year-over-year quarter.  As a percentage of net charge-offs, second quarter 2010 provision expense equaled 123.4% compared to 81.0% during the first quarter 2010 and 127.2% during the second quarter 2009.  Year-to-date 2010 provision expense related to uncovered loans and leases was $17.5 million as compared to $14.6 million during the comparable period in 2009.  As a percentage of net charge-offs, year-to-date 2010 provision expense equaled 92.1% compared to 123.4% during the first six months of 2009.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended					Six Months Ended
	2010		2009			June 30,
(Dollars in thousands)	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2010	2009

Balance at beginning of period	$56,642	$59,311	$55,770	$38,649	$36,437	$59,311	$35,873
Provision for loan losses	6,158	11,378	14,812	26,655	10,358	17,536	14,617
Gross charge-offs
Commercial	1,156	6,275	1,143	2,924	4,707	7,431	7,228
Real estate-construction	2,386	2,126	6,788	4,552	1,340	4,512	1,340
Real estate-commercial	359	3,932	1,854	927	1,351	4,291	1,733
Real estate-residential	246	534	262	471	351	780	582
Installment	304	414	449	315	304	718	704
Home equity	580	684	1,105	382	332	1,264	550
All other	426	520	454	492	386	946	694
Total gross charge-offs	5,457	14,485	12,055	10,063	8,771	19,942	12,831
Recoveries
Commercial	120	109	148	91	333	229	393
Real estate-construction	24	0	0	0	0	24	0
Real estate-commercial	99	12	360	167	14	111	30
Real estate-residential	4	3	3	2	20	7	22
Installment	127	160	195	205	203	287	457
Home equity	10	87	6	9	1	97	1
All other	84	67	72	55	54	151	87
Total recoveries	468	438	784	529	625	906	990
Total net charge-offs	4,989	14,047	11,271	9,534	8,146	19,036	11,841
Ending allowance for loan and lease losses - uncovered	$57,811	$56,642	$59,311	$55,770	$38,649	$57,811	$38,649
.
NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.56%	3.18%	0.47%	1.31%	2.08%	1.90%	1.65%
Real estate-construction	4.68%	3.72%	10.48%	6.90%	2.09%	4.17%	1.08%
Real estate-commercial	0.09%	1.47%	0.57%	0.30%	0.62%	0.77%	0.40%
Real estate-residential	0.32%	0.70%	0.31%	0.56%	0.38%	0.51%	0.31%
Installment	0.92%	1.30%	1.15%	0.50%	0.45%	1.11%	0.54%
Home equity	0.69%	0.73%	1.31%	0.47%	0.44%	0.71%	0.37%
All other	4.89%	6.46%	5.40%	6.35%	5.00%	5.67%	4.59%
Total net charge-offs	0.71%	2.00%	1.53%	1.31%	1.19%	1.36%	0.88%

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

Allowance for loan and lease losses on covered loans
All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance.  The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, the majority of loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.  First Financial had $27.5 million of covered nonaccrual loans, $215.4 million of covered loans 90 days past due and still accruing, and $9.5 million of covered OREO at June 30, 2010.

There was no allowance for loan and lease losses related to covered loans prior to June 30, 2010 as these loans were recorded at acquisition at their estimated fair value. With the exception of covered loans accounted for outside the scope of FASB ASC Topic 310-30, improvements in the estimated fair value of covered loans are reflected through higher yields on these loans while declines in the estimated fair value of covered loans are recorded as impairment charges in the company’s operating results in the period in which the decline occurs.

The Company established an allowance for loan losses of $1.3 million associated with covered loans as of June 30, 2010 based upon its most recent impairment analysis.  Of this total reserve, $0.3 million, or 20%, was recognized as a non-cash provision expense and the remaining $1.0 million, or 80%, was recorded as an increase to the FDIC indemnification asset representing the portion of loss reimbursement expected from the FDIC under the loss sharing agreement.  On an after-tax basis, the non-cash provision expense had an immaterial impact on diluted earnings per share for the second quarter 2010.

Under the applicable accounting guidance, impairment is generally recognized in the current period as provision expense while improvement in the credit outlook is not recognized immediately but instead is reflected as a loan yield adjustment on a prospective basis.  The timing inherent in this accounting treatment may result in earnings volatility in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$0	$0	$0	$0
Provision for impairment on covered loans	254	0	254	0
Impact from FDIC loss share agreements	1,019	0	1,019	0
Loans charged off	0	0	0	0
Recoveries	0	0	0	0
Ending allowance for loan and lease losses - covered	1,273	0	1,273	0
Total allowance for loan and lease losses	$1,273	$0	$1,273	$0

Nonperforming/Underperforming Assets (Excluding covered assets)
Nonperforming loans totaled $79.4 million and nonperforming assets totaled $96.2 million as of June 30, 2010 compared with $74.5 million and $92.5 million, respectively, for the linked quarter and $37.8 million and $43.0 million, respectively, for the comparable year-over-year quarter.  While total nonaccrual loans remained essentially unchanged, the individual components changed as commercial nonaccrual loans decreased $8.7 million, partially driven by a credit that was transferred to restructured loans (see further discussion below), offset by increases in construction nonaccrual loans of $1.2 million and commercial real estate nonaccrual loans of $7.1 million.  Nonperforming loans are accounted for under FASB Codification Topic 310-10-35: Subsequent Measurement of Receivables.

The second quarter 2010 allowance for loan and lease losses as a percent of nonaccrual loans was 86.7% compared with 84.7% in the first quarter of 2010, and 102.8% in the second quarter of 2009, and the allowance for loan and lease losses as a percent of nonperforming loans was 72.8% at June 30, 2010, compared with 76.1% in the first quarter of 2010, and 102.3% in the second quarter of 2009.

Total classified assets increased $30.7 million during the second quarter to $201.9 million.  Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.  This increase was driven by the reclassification of certain performing loans rated special mention or pass to substandard, primarily commercial real estate relationships involving borrowers in a range of industries including hospitality, entertainment and residential development.  All credits included in classified assets are monitored closely and have workout strategies in place should their status continue to deteriorate.

Recovery within the Company’s strategic markets remains sluggish as evidenced by the prolonged stress in both the business and consumer economic environments and, as a result, First Financial’s credit results may continue to be volatile.  Commercial real estate may face additional challenges as the combination of maturing credits and existing loan-to-value levels may create difficulties for those borrowers exploring refinancing opportunities.

Restructured Loans
Restructured loans increased $5.2 million during the second quarter 2010, due primarily to one commercial relationship totaling $5.0 million that was previously classified as nonaccrual in which the Company worked with the borrower to modify certain terms including the addition of an interest-only feature for a specified period of time and re-amortization.  Restructured loans remain on nonaccrual status until the borrower demonstrates the ability to comply with the modified terms.

Delinquent Loans
Loans 30-to-89 days past due totaled $21.8 million, or 0.78% of period end loans, as of June 30, 2010.  This compares to $22.6 million, or 0.80%, as of March 31, 2010 and $20.5 million, or 0.71%, as of June 30, 2009.

Other Real Estate Owned
At June 30, 2010, OREO was $16.8 million, compared with $4.1 million at December 31, 2009, and $5.2 million at June 30, 2009.  One relationship with multiple commercial land loans, totaling $13.6 million in the aggregate, all of which was previously classified as nonperforming, was transferred to OREO during the first quarter of 2010.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of June 30, 2010, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2010		2009
(Dollars in thousands)	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Nonaccrual loans
Commercial	$12,874	$21,572	$13,756	$13,244	$8,100
Real estate - construction	18,890	17,710	35,604	26,575	11,936
Real estate - commercial	28,272	21,196	15,320	12,407	10,130
Real estate - residential	4,571	4,116	3,993	5,253	4,897
Installment	267	365	660	493	394
Home equity	1,797	1,910	2,324	2,534	2,136
Total nonaccrual loans	66,671	66,869	71,657	60,506	37,593
Restructured loans	12,752	7,584	6,125	3,102	197
Total nonperforming loans	79,423	74,453	77,782	63,608	37,790
Other real estate owned (OREO)	16,818	18,087	4,145	4,301	5,166
Total nonperforming assets	96,241	92,540	81,927	67,909	42,956
Accruing loans past due 90 days or more	276	286	417	308	318
Total underperforming assets	$96,517	$92,826	$82,344	$68,217	$43,274

Allowance for loan and lease losses to
Nonaccrual loans	86.71%	84.71%	82.77%	92.17%	102.81%
Nonperforming loans	72.79%	76.08%	76.25%	87.68%	102.27%
Total ending loans	2.07%	2.01%	2.05%	1.94%	1.34%
Nonperforming loans to total loans	2.84%	2.65%	2.69%	2.21%	1.31%
Nonperforming assets to
Ending loans, plus OREO	3.42%	3.27%	2.83%	2.36%	1.48%
Total assets, including covered assets	1.46%	1.41%	1.23%	0.94%	1.14%

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

Capital expenditures, such as banking center expansions and technology investments, were $12.3 million and $5.5 million for the first six months of 2010 and 2009, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of June 30, 2010, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.3 billion as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At both June 30, 2010 and December 31, 2009, the company had no short-term borrowings from the FHLB.  At June 30, 2010, and December 31, 2009, total long-term borrowings from the FHLB were $319.8 million and $339.7 million, respectively.  The total remaining borrowing capacity from the FHLB at June 30, 2010, was $103.2 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities.  The market value of investment securities classified as available-for-sale totaled $503.4 million at June 30, 2010.  Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $4.2 million at June 30, 2010.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At June 30, 2010, in addition to liquidity on hand of $842.5 million, First Financial had unused and available overnight wholesale funding of approximately $2.7 billion to fund any significant deposit runoff that may occur as a result of acquired-non-strategic markets.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  In June 2010, banking regulators issued interagency guidelines on their evaluation of bargain purchase gains created in business combinations.  The guidance lists several situations in which the bargain purchase gain is to be excluded from capital during the one year period under which U.S. generally accepted accounting principles allow for adjustments to be made to the original asset and liability valuations (“conditional period”). Capital will be excluded for the calculations of legal lending limits, bank-to-parent dividend availability and any other business combination application.  The Company remains within the conditional period but management does not expect any material negative impact as a result of this guidance. Dividends paid to First Financial from its subsidiaries totaled $0.4 million for the first six months of 2010.  As of June 30, 2010, First Financial’s subsidiaries had retained earnings of $377.8 million of which $5.5 million was available for distribution to First Financial prior to the expiration of the conditional period at the end of the third quarter of 2010.  Upon expiration of the conditional period, approximately $245.3 million will be available for distribution to First Financial without prior regulatory approval.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.3 million for each of the three months ended June 30, 2010, and 2009.  Interest expense was $0.6 million for each of the six months ended June 30, 2010, and 2009.  Through the execution of an interest-rate swap the company has fixed its interest rate on the debentures for the next 10 years at 6.20%.

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

OPERATIONAL RISK
As with all companies, First Financial is subject to operational risk in all the products and services offered and in every business line. Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters, and security risks. First Financial continuously strives to strengthen the company’s system of internal controls, operating processes and employee awareness to assess the impact on earnings and capital and to improve the oversight of our operational risk.

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

On June 8, 2009, First Financial completed a public offering of 13.8 million shares of its common stock adding approximately $98.0 million of additional common equity, after offering related costs. As a result of the capital raise, the company's capital ratios further improved and continued to significantly exceed the amounts necessary to be classified as well capitalized.

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

Consolidated regulatory capital ratios at June 30, 2010, included the leverage ratio of 10.34%, Tier 1 ratio of 18.75%, and total capital ratio of 20.02%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $438.2 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.90% for the second quarter 2010 as compared to 9.73% for the linked quarter and 9.06% for the comparable year-over-year quarter.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of June 30, 2010, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2010, and December 31, 2009, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

During February 2010, First Financial successfully completed a follow-on equity offering and, after deducting underwriting and other offering costs, received net proceeds of $91.2 million.  On February 24, 2010, First Financial used most of the net proceeds to redeem all of the $80 million in senior preferred shares issued to the U.S. Treasury in December 2008 under its Capital Purchase Program (“CPP”), a component of the Troubled Asset Relief Program (“TARP”).  Subsequent to the equity offering and redemption of the preferred shares, the Company experienced an increase in its already strong regulatory and GAAP capitalization levels.

Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share and expires on December 23, 2018.  As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  In June 2010, the U.S. Treasury conducted an auction of the warrants in which the warrants were sold in a public offering at a price of $6.70 per warrant.  This transaction represents the final step in the redemption process and the U.S. Treasury no longer owns any securities issued by First Financial.

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2010, and the year ended December 31, 2009.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
JUNE 30, 2010
Total capital to risk-weighted assets
Consolidated	729,962	20.02%	291,729	8.00%	N/A	N/A
First Financial Bank	651,271	17.92%	290,818	8.00%	363,523	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	683,777	18.75%	145,864	4.00%	N/A	N/A
First Financial Bank	597,854	16.45%	145,409	4.00%	218,114	6.00%

Tier 1 capital to average assets
Consolidated	683,777	10.34%	263,749	4.00%	N/A	N/A
First Financial Bank	597,854	9.05%	263,287	4.00%	329,109	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2009
Total capital to risk-weighted assets
Consolidated	703,202	17.99%	312,648	8.00%	N/A	N/A
First Financial Bank	622,076	15.95%	311,929	8.00%	389,911	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	654,104	16.74%	156,324	4.00%	N/A	N/A
First Financial Bank	565,666	14.51%	155,965	4.00%	233,947	6.00%

Tier 1 capital to average assets
Consolidated	654,104	9.57%	272,495	4.00%	N/A	N/A
First Financial Bank	565,666	8.24%	273,698	4.00%	342,123	5.00%

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) was signed into law.  The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions.  Provided below is an overview of key elements of the Financial Reform Act relevant to the Corporation. Most of the provisions contained in the Financial Reform Act will be effective immediately upon enactment; however, many have delayed effective dates. Implementation of the Financial Reform Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years.  Estimates of the impact on the Company’s financial statements are still under review.  Given the uncertainty of the timing and scope of the rulemaking, the potential impact is subject to change until this process is complete.

•
Interest on Demand Deposits: Effective July 21, 2010, allows interest on commercial demand deposits, which could lead to increased cost of commercial demand deposits, depending on the interplay of interest, deposit credits and service charges.

•	TAG Extension: Provides unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012.

•	Deposit Insurance:
o	Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity).
o	Increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000.
o	Provides unlimited FDIC insurance for noninterest-bearing transaction accounts at all banks, effective December 31, 2010 and continuing through December 31, 2012.

•
Derivatives: Allows continued trading of foreign exchange and interest rate derivatives. Requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company.   First Financial does not participate in the client-driven energy, commodities or agricultural derivatives business.

•	Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants which could lead to a decrease in fees earned from referrals.

•
Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning on January 1, 2013.  As the company’s total assets are less than $15 billion, this provision has no impact at the current time.

FDIC Transaction Account Guarantee Program
First Financial opted to participate in the FDIC’s transaction account guarantee program. One component of this program included full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of size, until June 30, 2010. Participation in this program resulted in an increase in deposit insurance premiums.

In April 2010, the FDIC announced the continued extension of the Transaction Account Guarantee Program (TAG) beyond the current expiration of June 30, 2010 to December 31, 2010, with the possibility of a 12 month extension through December 31, 2011.  First Financial Bank had previously participated in the expanded coverage (unlimited FDIC insurance on demand deposits and low rate NOW accounts) in both the initial introduction and in the first extension (November 2009).  First Financial Bank has concluded that it would be in the best interest of the bank, clients, and shareholders to opt-out of the new extensions.  This was communicated to the FDIC on April 29, 2010.  Therefore, beginning on July 1, 2010, First Financial Bank will no longer participate in the FDIC's TAG and funds held in noninterest bearing transaction accounts, certain interest-bearing checking accounts, and IOLTA/ IOTA accounts will no longer be guaranteed in full under TAG.  However, these accounts will be insured up to $250,000 per depositor under the FDIC's general deposit rules.  See also the discussion of the Financial Reform Bill in “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section presented earlier herein with respect to the FDIC insurance on noninterest-bearing transaction accounts.

The standard maximum insurance deposit amount of $250,000 per depositor was made permanent on July 21, 2010 when the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed.  The FDIC coverage limit applies per depositor, per insured depository institution, for each account ownership category.

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

Goodwill.  Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. FASB ASC Topic 350, Intangibles-Goodwill and Other, requires goodwill to be tested for impairment on an annual basis and more frequently in certain circumstances. At least annually, First Financial reviews goodwill for impairment using both income and asset based approaches. The income-based approach utilizes a multiple of earnings method in which First Financial's annualized earnings are compared to equity to provide an implied book-value-to-earnings multiple. First Financial then compares the implied multiple to current marketplace earnings multiples for which banks are being traded. An implied multiple less than current marketplace earnings multiples is an indication of possible goodwill impairment. The asset-based approach uses the discounted cash flows of First Financial's assets and liabilities, inclusive of goodwill, to determine an implied fair value. This input is used to calculate the fair value of the company, including goodwill, and is compared to the company's book value. An implied fair value that exceeds the company's book value is an indication that goodwill is not impaired. If First Financial's book value exceeds the implied fair value, an impairment loss equal to the excess amount would be recognized. Based on First Financial's analysis at year-end 2009, there have been no impairment charges required.

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
•
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

•	the effects of and changes in policies and laws of regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);
•	inflation and possible changes in interest rates;
•	our ability to keep up with technological changes;
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

Presented below is the estimated impact on First Financial’s net interest income as of June 30, 2010, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2010	(8.06)%	(2.68)%	2.37%	3.82%

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of June 30, 2010, assuming immediate, parallel shifts in interest rates and excluding the impact of the Irwin acquisition as noted above:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2010	(17.63)%	(8.08)%	4.22%	7.88%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 0.65% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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

The acquired Peoples banking operations represents 9.9% of total consolidated deposits and 8.3% of total consolidated assets as of the period covered by this report.  The acquired Irwin banking operations represents 47.6% of total consolidated deposits and 29.3% of total consolidated assets as of the period covered by this report.

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

In addition, in August 2009, Irwin Mortgage received a request to repurchase approximately 1,700 mobile home loans with an unpaid principal balance of approximately $154 million.  The request alleged that title was not perfected with respect to these loans in accordance with contractual terms.  However, Irwin Mortgage believes the requesting party has failed to provide sufficient evidence to support its claim.  Irwin Mortgage disputed the claim in September 2009. Additional unsubstantiated claims have been received subsequent to the August 2009 requests of approximately $15 million.  Based on the information available at the time of this filing, there is insufficient evidence to warrant the recording of a reserve for these claims.

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

Financial reforms and related regulations may affect our business activities, financial position and profitability.
On July 21, 2010, President Obama signed into law the Financial Reform Act. The Financial Reform Act will institute far-reaching reforms, including the creation of an independent Bureau of Consumer Financial Protection inside the Federal Reserve Board and new federal government power to wind down large, failing financial institutions.

The Financial Reform Act permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. This permanent increase in deposit insurance limits could increase the Company’s future insurance assessments.

The Financial Reform Act requires the Federal Reserve to issue regulations to ensure that fees charged to merchants for debit card transactions are reasonable and proportional to the cost of processing those transactions. While institutions with less than $10 billion in assets are exempt from these regulations, the effect of competition on the fee levels has the potential for making that illusory. In all likelihood, all banks will see a loss of revenue from changes that will occur with interchange fees.

The Financial Reform Act will establish a 10-member Financial Stability Oversight Council. The duties of this council include monitoring financial regulatory proposals and accounting issues, facilitating coordination among the regulatory agencies, requiring Federal Reserve supervision of systemically significant non-bank financial companies, recommending new standards and reviewing accounting principles.

The Financial Reform Act places new limits, known as the Volcker Rule, on the amount of money a bank can invest in hedge funds and private equity funds. It also discourages financial institutions from excessive risk-taking by imposing tough new capital and leverage requirements. Further, it allows the Government Accountability Office to conduct a one-time audit of the Federal Reserve’s emergency lending activities during the financial crisis and establishes the Federal Insurance Office to supervise insurance products, other than health insurance, at the federal level.

Other provisions will establish closer oversight of the over-the-counter derivatives market, including mandatory clearing and trading and real-time reporting of derivatives trades. Among other measures, the bill will institute numerous investor protections, including stricter oversight of credit rating agencies, securitization reforms and expanded Securities and Exchange Commission enforcement powers. The legislation establishes mortgage protections requiring lenders to ensure that their borrowers can repay their loans by establishing minimum federal standards for all home loans.

The changes resulting from the Financial Reform Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes.

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
At June 30, 2010, we had $2.2 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 58,059,005 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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
Our future operating results depend substantially upon the continued service of its executive officers and key personnel. Our future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales, and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, recent legislation and bank regulatory action has or will place additional restrictions on executive compensation at, and the pay practices of, financial institutions.  Such restrictions and standards may further impact management's ability to compete for talent with other industries that are not subject to the same limitations as financial institutions.

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
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on June 30, 2010, our bank subsidiary had an additional $5.5 million available to pay dividends to us without prior regulatory approval.

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

Furthermore, the operations of the acquired franchise lending business will increase the concentration risk of First Financial’s lending and expand our geography footprint in this area and First Financial will rely on the expertise of those individuals currently at the acquired franchise group.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
April 1 through April 30, 2010	144,985	$19.76	0	4,969,105
May 1 through May 31, 2010	12,318	17.63	0	4,969,105
June 1 through June 30, 2010	24,529	16.20	0	4,969,105
Total	181,832	$19.14	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
	Purchased	Per Share
Period
First Financial Bancorp Thrift Plan
April 1 through April 30, 2010	0	$0.00
May 1 through May 31, 2010	0	0.00
June 1 through June 30, 2010	0	0.00
Total	0	$0.00

Director Fee Stock Plan
April 1 through April 30, 2010	1,280	$18.99
May 1 through May 31, 2010	0	0.00
June 1 through June 30, 2010	0	0.00
Total	1,280	$18.99

Stock Plans
April 1 through April 30, 2010	143,705	$19.77
May 1 through May 31, 2010	12,318	17.63
June 1 through June 30, 2010	24,529	16.20
Total	180,552	$19.14

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.

		Total Shares
Announcement	Total Shares Approved for	Repurchased Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None

Item 5.	Other Information

(b)	As previously disclosed, First Financial appointed two new directors on May 25, 2010. These two individuals have subsequently been assigned to the following committees:
•	Compensation Committee – David S. Barker
•	Audit Committee – David S. Barker and Maribeth S. Rahe

Item 6.	Exhibits

(a)	Exhibits:
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

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

10.1
Agreement between Charles D. Lefferson and First Financial Bancorp. dated August 4, 2000 (filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). * +

10.2
Amendment to Employment Agreement between Charles D. Lefferson and First Financial Bancorp. dated May 23, 2003 (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*  +

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

10.7	Form of Executive Supplemental Retirement Plan (filed as Exhibit 10.7 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.8	Form of Endorsement Method Split Dollar Agreement for Certain Executives (filed as Exhibit 10.8 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.9	First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.10	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.12	Form of Agreement for Restricted Stock Awards (2005-2007) (filed as Exhibit 10.3 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.13
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated August 22, 2006, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on August 28, 2006.* ++

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

10.20
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference herein, between First Financial and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

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

10.29
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.30
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp.  2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.31
Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008 (filed as Exhibit 10.31 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.32
Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees (filed as Exhibit 10.32 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.33	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Employee Plan (3-year vesting/accrual of dividends).*

10.34	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan.*

14	First Financial Bancorp. Code of Business Conduct and Ethics as amended April 27, 2010 (filed as Exhibit 14 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

* Compensatory plans or arrangements.
+ Similar agreements between the Company and NEOs J. Franklin Hall and Samuel J. Munafo exist, the material differences which are disclosed in the Company’s definitive proxy statement filed with the SEC on Schedule 14A on April 19, 2009.
++ A similar agreement between the Company and NEO Gregory A. Gehlmann exists, the material differences which are disclosed in the Company’s definitive proxy statement filed with the SEC on Schedule 14A on April 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall			/s/ Anthony M. Stollings
J. Franklin Hall			Anthony M. Stollings
Executive Vice President and			Senior Vice President, Chief Accounting
Chief Financial Officer			Officer, and Controller

Date	8/9/10	Date	8/9/10