Form 10-Q
period 2010-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2010-11-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                              September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common stock, No par value	58,057,934

FIRST FINANCIAL BANCORP.

INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$144,101	$344,150
Interest-bearing deposits with other banks	280,457	262,017
Investment securities trading	0	200
Investment securities available-for-sale, at market value
(cost $596,901 at September 30, 2010 and $454,953 at December 31, 2009)	616,175	471,002
Investment securities held-to-maturity
(market value $18,755 at September 30, 2010 and $18,590 at December 31, 2009)	17,842	18,115
Other investments	86,509	89,830
Loans held for sale	19,075	6,413
Loans:
Commercial	763,449	800,261
Real estate-construction	178,914	253,223
Real estate-commercial	1,095,543	1,079,628
Real estate-residential	283,914	321,047
Installment	73,138	82,989
Home equity	341,288	328,940
Credit card	28,825	29,027
Lease financing	138	14
Total loans, excluding covered loans	2,765,209	2,895,129
Less
Allowance for loan and lease losses	57,249	59,311
Net loans - uncovered	2,707,960	2,835,818
Covered loans	1,609,584	1,934,740
Less
Allowance for loan and lease losses	11,583	0
Net loans - covered	1,598,001	1,934,740
Net loans	4,305,961	4,770,558
Premises and equipment	116,959	107,351
Goodwill	51,820	51,820
Other intangibles	6,049	7,461
FDIC indemnification asset	237,709	287,407
Accrued interest and other assets	271,843	241,269
TOTAL ASSETS	$6,154,500	$6,657,593

LIABILITIES
Deposits:
Interest-bearing	$999,922	$1,060,383
Savings	1,407,332	1,231,081
Time	1,930,652	2,229,500
Total interest-bearing deposits	4,337,906	4,520,964
Noninterest-bearing	713,357	829,676
Total deposits	5,051,263	5,350,640
Federal funds purchased and securities sold
under agreements to repurchase	58,747	37,430
Long-term debt	129,224	404,716
Other long-term debt	20,620	20,620
Accrued interest and other liabilities	203,715	194,229
TOTAL LIABILITIES	5,463,569	6,007,635

SHAREHOLDERS' EQUITY
Preferred stock - $1,000 par value
Authorized - 80,000 shares
Outstanding - 0 shares in 2010 and 80,000 shares in 2009	0	79,195
Common stock - no par value
Authorized - 160,000,000 shares
Issued - 68,730,731 shares in 2010 and 62,358,614 shares in 2009	579,309	490,532
Retained earnings	301,777	276,119
Accumulated other comprehensive loss	(9,106)	(10,487)
Treasury stock, at cost, 10,672,797 shares in 2010 and 10,924,793 shares in 2009	(181,049)	(185,401)
TOTAL SHAREHOLDERS' EQUITY	690,931	649,958
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,154,500	$6,657,593

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$75,957	$46,811	$230,239	$114,446
Investment securities
Taxable	5,386	6,241	16,226	22,954
Tax-exempt	240	352	720	1,172
Total investment securities interest	5,626	6,593	16,946	24,126
Other earning assets	3,101	1,311	13,996	1,311
Total interest income	84,684	54,715	261,181	139,883
Interest expense
Deposits	14,457	11,490	45,413	30,373
Short-term borrowings	25	261	61	1,295
Long-term borrowings	2,034	1,977	7,147	4,534
Subordinated debentures and capital securities	322	323	956	880
Total interest expense	16,838	14,051	53,577	37,082
Net interest income	67,846	40,664	207,604	102,801
Provision for loan and lease losses - uncovered	6,287	26,655	23,823	41,272
Provision for loan and lease losses - covered	20,725	0	49,147	0
Net interest income after provision for loan and lease losses	40,834	14,009	134,634	61,529

Noninterest income
Service charges on deposit accounts	5,632	5,408	17,098	13,776
Trust and wealth management fees	3,366	3,339	10,579	9,881
Bankcard income	2,193	1,379	6,263	4,092
Net gains from sales of loans	2,749	63	3,391	855
Gains on sales of investment securities	0	0	0	3,349
Gain on acquisition	0	342,494	0	342,494
FDIC loss sharing income	17,800	0	40,538	0
Accelerated discount on covered loans	9,448	0	22,954	0
Income (loss) on preferred securities	0	154	(30)	277
Other	3,707	1,599	11,504	5,842
Total noninterest income	44,895	354,436	112,297	380,566

Noninterest expenses
Salaries and employee benefits	28,790	22,051	88,544	55,927
Net occupancy	4,663	3,442	18,125	8,912
Furniture and equipment	2,490	1,874	7,277	5,527
Data processing	1,191	973	3,559	2,585
Marketing	1,230	871	3,904	2,211
Communication	986	737	3,016	2,077
Professional services	2,117	1,220	6,306	3,427
Debt extinguishment	8,029	0	8,029	0
State intangible tax	724	628	3,481	1,944
FDIC expense	2,123	1,612	6,040	5,318
Other	8,967	12,893	29,109	21,103
Total noninterest expenses	61,310	46,301	177,390	109,031
Income before income taxes	24,419	322,144	69,541	333,064
Income tax expense	8,840	121,787	24,590	125,522
Net income	15,579	200,357	44,951	207,542
Dividends on preferred stock	0	1,000	1,865	2,578
Net income available to common shareholders	$15,579	$199,357	$43,086	$204,964

Net earnings per common share - basic:	$0.27	$3.91	$0.76	$4.77
Net earnings per common share - diluted:	$0.27	$3.87	$0.75	$4.71
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Average basic shares outstanding	57,570,709	51,027,887	56,765,933	43,005,983
Average diluted shares outstanding	58,531,505	51,457,189	57,758,906	43,502,561

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2010	2009
Operating activities
Net income	$44,951	$207,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	72,970	41,272
Provision for depreciation and amortization	8,130	5,613
Stock-based compensation expense	2,155	2,073
Pension expense	1,508	833
Net amortization of premiums/accretion of discounts on investment securities	729	1,031
Gains on sales of investment securities	0	(3,349)
Loss (income) on trading securities	30	(277)
Gain on acquisition	0	(342,494)
Originations of loans held for sale	(93,113)	(114,966)
Net gains from sales of loans held for sale	(1,333)	(948)
Proceeds from sales of loans held for sale	81,785	113,558
Deferred income taxes	17,607	140,099
Decrease (increase) in interest receivable	7,745	(11,029)
Increase in cash surrender value of life insurance	(3,491)	(3,178)
Decrease (increase) in prepaid expenses	1,687	(991)
Decrease in indemnification asset	49,698	0
(Decrease) increase in accrued expenses	(32,005)	10,103
Increase (decrease) in interest payable	1,960	(847)
Contribution to pension plan	0	(30,800)
Other	(13,963)	(14,425)
Net cash provided by (used in) operating activities	147,050	(1,180)

Investing activities
Proceeds from sales of securities available-for-sale	0	152,720
Proceeds from calls, paydowns and maturities of securities available-for-sale	112,055	135,566
Purchases of securities available-for-sale	(254,734)	(113,042)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	852	647
Purchases of securities held-to-maturity	(577)	0
Net increase in interest-bearing deposits with other banks	(18,440)	(728,853)
Net decrease (increase) in loans and leases, excluding covered loans	86,106	(180,908)
Net decrease in covered assets	279,900	10,384
Proceeds from disposal of other real estate owned	3,769	5,046
Purchases of premises and equipment	(16,961)	(10,124)
Net cash acquired from acquisitions	0	285,562
Net cash proceeds received in FDIC assisted acquisition	0	967,391
Net cash provided by investing activities	191,970	524,389

Financing activities
Net decrease in total deposits	(299,377)	(51,325)
Net increase (decrease) in short-term borrowings	21,317	(308,770)
Payments on long-term borrowings	(255,149)	(101,463)
Cash dividends paid on common stock	(16,708)	(13,880)
Cash dividends paid on preferred stock	(1,100)	(2,578)
Redemption of preferred stock	(80,000)	0
Issuance of common stock, net of issuance costs	91,224	97,985
Proceeds from exercise of stock options	206	0
Excess tax benefit (liability) on share-based compensation	518	(189)
Net cash used in financing activities	(539,069)	(380,220)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(200,049)	142,989
Cash and cash equivalents at beginning of period	344,150	100,935
Cash and cash equivalents at end of period	$144,101	$243,924

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2010	2009

Supplemental Schedule for Investing Activities
Acquisitions
Assets acquired - branch acquisition	$0	$79,101
Liabilities assumed - branch acquisition	0	84,641
Goodwill	$0	$5,540

Assets acquired - Peoples	$0	$566,642
Liabilities assumed - Peoples	0	584,661
Goodwill	$0	$18,019

Assets acquired - Irwin	$0	$3,230,376
Liabilities assumed - Irwin	0	2,887,882
Bargain purchase gain	$0	$342,494

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated other
	Stock	Stock	Stock	Stock	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2009	80,000	$78,019	48,558,614	$394,169	$76,339	$(11,905)	(11,077,413)	$(188,295)	$348,327
Net income					207,542				207,542
Unrealized holding gains (losses) on securities available-for-sale arising during the period						4,939			4,939
Change in retirement obligation						501			501
Unrealized loss on derivatives-Prime Swap market value adj.						(356)			(356)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						162			162
Total comprehensive income									212,788
Issuance of common stock			13,800,000	97,985					97,985
Cash dividends declared :
Common stock at $0.30 per share					(12,650)				(12,650)
Preferred stock					(2,578)				(2,578)
Discount on preferred stock		252			(252)				0
Excess tax liability on share-based compensation				(189)					(189)
Restricted stock awards, net of forfeitures				(3,184)			150,221	2,845	(339)
Share-based compensation expense				2,073					2,073
Balances at September 30, 2009	80,000	78,271	62,358,614	490,854	268,401	(6,659)	(10,927,192)	(185,450)	645,417

Balances at January 1, 2010	80,000	79,195	62,358,614	490,532	276,119	(10,487)	(10,924,793)	(185,401)	649,958
Net income					44,951				44,951
Unrealized holding gains on securities available-for-sale arising during the period						1,894			1,894
Change in retirement obligation						1,064			1,064
Unrealized loss on derivatives-Prime Swap market value adj.						(295)			(295)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(1,470)			(1,470)
Foreign Currency Exchange						188			188
Total comprehensive income									46,332
Issuance of common stock			6,372,117	91,224					91,224
Preferred stock redemption	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.30 per share					(17,388)				(17,388)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				518					518
Exercise of stock options, net of shares purchased				(1,534)			81,615	1,384	(150)
Restricted stock awards, net of forfeitures				(3,586)			170,381	2,968	(618)
Share-based compensation expense				2,155					2,155
Balances at September 30, 2010	0	$0	68,730,731	$579,309	$301,777	$(9,106)	(10,672,797)	$(181,049)	$690,931

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2010, First Financial adopted the amended guidance on the consolidation of variable interest entities in ASC Topic 810, Consolidations.  This guidance affects all entities and enterprises currently within its scope, as well as qualifying special purpose entities that were previously outside of its scope, and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The adoption of this guidance did not have a material impact on First Financial’s Consolidated Financial Statements.

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

In connection with the Peoples acquisition, First Financial Bank entered into a loss sharing agreement with the FDIC that covers $449.7 million of assets, based upon seller’s records, including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate acquired through foreclosure (OREO), all of which are referred to collectively as covered assets.  First Financial acquired other Peoples assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.  Pursuant to the terms of the loss sharing agreement, the covered assets are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of losses up to $190.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets began with the first dollar of loss incurred.

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

In connection with the Irwin acquisitions, First Financial Bank entered into loss sharing agreements with the FDIC that collectively cover approximately $2.2 billion of assets, based upon seller’s records, which include single family residential mortgage loans, commercial real estate and commercial and industrial loans (covered assets). First Financial acquired other Irwin assets that are not covered by loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets of Irwin Union Bank are subject to a stated loss threshold of $526.0 million whereby the FDIC will reimburse First Financial for 80% of losses up to $526.0 million, and 95% of losses in excess of this amount. Also pursuant to the terms of the loss sharing agreements, the covered assets of Irwin FSB are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse First Financial for 80% of losses up to $110.0 million, and 95% of losses in excess of this amount. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets began with the first dollar of loss incurred.

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

The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $63.4 million and $224.6 million for the Peoples Agreement and the Irwin Agreements, respectively, on the acquisition dates. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

The estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired in the Peoples acquisition, resulting in the recognition of goodwill in the amount of approximately $18.0 million. In the Irwin acquisition, the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, resulting in a bargain purchase gain of $342.5 million and the recognition of a $213.2 million after-tax gain.

First Financial did not acquire the real estate, banking facilities, furniture and equipment of Peoples as part of the purchase and assumption agreement but had the option to purchase these assets at fair market value from the FDIC. This purchase option expired 90 days after acquisition date, but was extended by the FDIC. First Financial completed a review of the former Peoples locations and notified the FDIC during the first quarter of 2010 of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million.  First Financial completed the acquisition of these properties from the FDIC in the third quarter of 2010, concluding its last material settlement with the FDIC related to the acquisition of Peoples.

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

Early in the fourth quarter of 2009, First Financial completed the technology conversion and operational integration of Peoples.  The conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.  During the first quarter of 2010, in conjunction with the planning and product mapping of the Irwin technology integration, First Financial determined that certain noninterest-bearing, interest-bearing and other savings account products were ultimately classified in categories different than had been previously reported.  Based upon this updated product level information, the previously reported deposit line items in the third and fourth quarters of 2009 have been reclassified to reflect the classifications as shown in the first quarter 2010 reporting.  This reclassification did not change the total amount of outstanding deposits in any reported period, only individual line items.

Estimated fair values were considered preliminary and, in accordance with FASB ASC Topic 805, were subject to change up to one year after the acquisition date. This allowed for adjustments to the initial purchase entries if additional information relative to closing date fair values became available. Material adjustments to acquisition date estimated fair values were recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts were also made to conform to the current period’s presentation and had no effect on previously reported net income amounts. The one year measurement period expired at the end of the third quarter of 2010.

First Financial made certain adjustments to the estimated fair values of the assets and liabilities acquired in connection with the Irwin acquisitions during the third quarter of 2010 based on new information. As a result of its valuation procedures and assumptions regarding the timing of expected loss experience related to loans acquired from Irwin, First Financial determined that the FDIC indemnification asset related to these loans required an adjustment decreasing the balance by $22.4 million. The FDIC indemnification asset represents the expected payments from the FDIC over the course of the loss sharing agreements, on a discounted basis. The fair value of loans acquired from Irwin was adjusted to reflect the impact of reclassifications of the initial category assignments. The fair value adjustment of other assets is primarily related to the establishment of valuation allowances for certain assets and investments of Irwin subsidiaries as well as other community reinvestment related assets. These adjustments resulted in a $36.6 million pre-tax decline in the bargain purchase gain on the Irwin acquisitions and are included in the tables below.

The table below summarizes all material adjustments to the fair values of assets acquired in the Irwin transactions during the one year measurement period and the impact on the bargain purchase gain recorded on the acquisitions.

Three months ended
(Dollars in thousands)	September 30, 2009
Pre-Tax Impact

Bargain purchase gain on acquisitions, as originally reported	$383,330
Adjustments:
Valuation - indemnification asset related to Irwin	(23,784)
Valuation - loans acquired from Irwin	(1,496)
Other net asset valuations	(15,556)
Total adjustments to gain on acquisitions	(40,836)
Bargain purchase gain on acquisitions, as adjusted	$342,494

First Financial also made certain adjustments to the estimated fair values of the assets and liabilities acquired in connection with the Peoples acquisition during the third quarter of 2010 based on new information.  As a result of these adjustments, goodwill was decreased for the Peoples Community Bank acquisition by $0.1 million.

Until First Financial and the FDIC conduct a final settlement for the Irwin transactions, the determination of which assets and liabilities are ultimately acquired or assumed by First Financial cannot be completed. The estimated fair values for the purchased impaired and nonimpaired loans were based upon the FDIC’s estimated data for acquired loans. First Financial anticipates the final settlement for the Irwin transactions will be completed in the fourth quarter of 2010.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates.

	Peoples			Irwin
	As Recorded	Fair Value	As Recorded	As Recorded	Fair Value	As Recorded
(Dollars in thousands)	by FDIC	Adjustments	by FFB	by FDIC	Adjustments	by FFB

Assets
Cash and interest-bearing deposits	$87,158	$0	$87,158	$158,786	$0	$158,786
Investment securities	37,681	0	37,681	70,700	0	70,700

Covered loans	431,217	(100,425)	330,792	2,237,158	(483,026)	1,754,132
Total loans	431,217	(100,425)	330,792	2,237,158	(483,026)	1,754,132

Goodwill (Bargain Purchase)	0	18,019	18,019	0	(342,494)	(342,494)
Core deposit intangible	0	1,820	1,820	0	3,326	3,326
Covered other real estate owned	18,457	(7,728)	10,729	796	0	796
FDIC indemnification asset	0	63,420	63,420	0	224,620	224,620
Other assets	5,115	(4,697)	418	106,073	(20,870)	85,203
Total assets acquired	$579,628	$(29,591)	$550,037	$2,573,513	$(618,444)	$1,955,065

Liabilities
Deposits
Noninterest-bearing deposit accounts	$49,424	$0	$49,424	$300,859	$0	$300,859
Interest-bearing deposit accounts	0	0	0	741,525	0	741,525
Savings deposits	168,220	0	168,220	79,987	0	79,987
Time deposits	303,135	0	303,135	1,376,076	0	1,376,076
Total deposits	520,779	0	520,779	2,498,447	0	2,498,447

Advances from Federal Home Loan Banks	58,940	4,598	63,538	337,433	17,685	355,118
Accrued expenses and other liabilities	344	0	344	32,638	1,679	34,317
Total liabilities assumed	$580,063	$4,598	$584,661	$2,868,518	$19,364	$2,887,882

Due from FDIC for net liabilities assumed	$435	$34,189	$34,624	$295,005	$637,808	$932,813

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

Covered loans – Fair values for covered loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, loan term and whether or not the loan was amortizing, and current discount rates.  The discount rates used for loans were based on then current market rates for new originations of comparable loans and include adjustments for liquidity concerns.  Fair values of covered loans include both a rate-based valuation mark, representing the carrying value discount required to establish the appropriate effective yield for covered loans, as well as a credit-based valuation mark representing the valuation adjustment applied to covered loans related to credit loss assumptions.

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

Covered other real estate owned – Covered OREO is presented at the estimated value that management expects to receive when the property is sold, net of related costs of disposal.

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

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Changes in the net carrying amount of goodwill are shown below.  No changes to goodwill were recorded for 2010.

(Dollars in thousands)
Balance at December 31, 2008	$28,261
Goodwill acquired:
Peoples Community Bank	18,019
Branch Acquisition	5,540
Balance at December 31, 2009	$51,820

Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date and are subject to refinement for up to one year as information relative to the fair values of that data becomes available.  The change in the goodwill for 2009 was a result of purchase accounting adjustments related to the FDIC assisted transaction in July of 2009 for Peoples Community Bank and the August of 2009 purchase of three branches, and related loans and deposits from Irwin Union Bank and Trust Company.  As a result of the refinement, goodwill was decreased for the Peoples Community Bank acquisition by $0.1 million.  First Financial expects all the goodwill resulting from the acquisitions described above to be deductible for tax purposes.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2009, and determined that no impairment was indicated.

Other intangible assets
Other intangible assets consist of mortgage servicing rights and core deposit intangibles.  Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives and have an estimated weighted average life of 9.4 years.

Other intangible assets consisted of the following:

	September 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(1,294)	$4,397
Mortgage servicing rights	2,065	(413)	1,652
Total other intangible assets	$7,756	$(1,707)	$6,049

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$5,691	$(332)	$5,359
Mortgage servicing rights	2,072	(96)	1,976
Other	178	(52)	126
Total other intangible assets	$7,941	$(480)	$7,461

Mortgage Servicing Rights
Changes in capitalized mortgage servicing rights are summarized as follows:

	September 30,
(Dollars in thousands)	2010	2009
Balance at beginning of year	$1,976	$398
Rights acquired	0	1,930
Amortization	(324)	(53)
Rights sold	0	0
Balance at end of period	$1,652	$2,275

Due to the 2009 acquisition of Irwin Union Bank, First Financial acquired $1.9 million in servicing rights.  No new servicing rights were capitalized.

The estimated fair value of capitalized mortgage servicing rights was $1.7 million at September 30, 2010, and $2.0 million at December 31, 2009.

NOTE 5:  COMMITMENTS AND CONTINGENCIES
In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to aid them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  U.S. generally accepted accounting principles do not require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows.  Following is a discussion of these transactions.

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

Standby letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued standby letters of credit aggregating $23.0 million and $22.9 million at September 30, 2010, and December 31, 2009, respectively.

Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.0 billion at September 30, 2010, and $1.1 billion at December 31, 2009.

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

NOTE 6:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasuries	$14,335	$576	$0	$14,911	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	110,023	1,567	0	111,590
Mortgage-backed securities	125	4	0	129	462,111	17,141	(65)	479,187
Obligations of state and other political subdivisions	3,382	333	0	3,715	15,146	283	(50)	15,379
Other securities	0	0	0	0	9,621	398	0	10,019
Total	$17,842	$913	$0	$18,755	$596,901	$19,389	$(115)	$616,175

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2009.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasuries	$13,857	$204	$(31)	$14,030	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	20,036	585	0	20,621
Mortgage-backed securities	149	1	0	150	407,221	15,407	(369)	422,259
Obligations of state and other political subdivisions	4,109	301	0	4,410	17,949	303	(130)	18,122
Other securities	0	0	0	0	9,747	266	(13)	10,000
Total	$18,115	$506	$(31)	$18,590	$454,953	$16,561	$(512)	$471,002

The following is a summary of investment securities by estimated maturity as of September 30, 2010.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$3,323	$3,332	$22,955	$23,121
Due after one year through five years	13,352	14,070	503,464	519,858
Due after five years through ten years	289	335	48,611	50,440
Due after ten years	878	1,018	21,871	22,756
Total	$17,842	$18,755	$596,901	$616,175

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$882	$0	$1,372	$65	$2,254	$65
Obligations of state and other political subdivisions	0	0	2,235	50	2,235	50
Total	$882	$0	$3,607	$115	$4,489	$115

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,277	$31	$0	$0	$2,277	$31
Mortgage-backed securities	23,800	266	1,608	103	25,408	369
Obligations of state and other political subdivisions	621	10	1,540	120	2,161	130
Other securities	312	13	0	0	312	13
Total	$27,010	$320	$3,148	$223	$30,158	$543

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell and it is not more likely than not that the Company will be required to sell, debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three and nine months ended September 30, 2010.

First Financial had trading securities with a fair value of $0 at September 30, 2010, $0.2 million at December 31, 2009, and $0.3 million at September 30, 2009.  For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:
	September 30, 2010			December 31, 2009			September 30, 2009
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
(Dollars in thousands)	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$509,901	$0	$509,901	$456,077	$0	$456,077	$432,257	$0	$432,257
Other long-term debt	0	20,000	20,000	0	20,000	20,000	0	20,000	20,000
Total notional value	$509,901	$20,000	$529,901	$456,077	$20,000	$476,077	$432,257	$20,000	$452,257

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the company to maintain a total derivative notional position of less than 35 percent of assets, total credit exposure of less than 3 percent of capital, and no single counterparty credit risk exposure greater than $20 million. The company is currently well below all single counterparty and portfolio limits. At September 30, 2010, the company had a total counterparty notional amount outstanding of approximately $285.7 million, spread among six counterparties, with an outstanding liability from these contracts of $14.1 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $18.1 million, $11.2 million, and $8.7 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		September 30, 2010			December 31, 2009			September 30, 2009
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$21,543	$0	$(2,927)	$22,559	$0	$(1,928)	$22,795	$0	$(2,331)
Matched interest rate swaps with borrower	Accrued interest and other assets	244,179	19,919	0	216,759	10,226	(32)	204,731	12,353	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	244,179	0	(20,734)	216,759	32	(10,661)	204,731	0	$(12,353)

Cash Flow Hedge
Trust Preferred Swap	Accumulated other comprehensive income (loss)	20,000	0	(1,326)	20,000	998	0	20,000	253	0
Total		$529,901	$19,919	$(24,987)	$476,077	$11,256	$(12,621)	$452,257	$12,606	$(14,684)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2010:

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
(Dollars in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$21,543	5.2	$(2,927)	2.28%	6.83%
Receive fixed, matched interest rate swaps with borrower	244,179	4.4	19,919	6.22%	2.87%
Pay fixed, matched interest rate swaps with counterparty	244,179	4.4	(20,734)	2.87%	6.22%
Total asset conversion swaps	509,901	4.4	(3,742)	4.45%	4.64%

Liability conversion swaps
Trust Preferred Swap	20,000	8.5	(1,326)	3.63%	6.20%
Total liability conversion swaps	20,000	8.5	(1,326)	3.63%	6.20%

Total swap portfolio	$529,901	4.6	$(5,068)	4.42%	4.70%

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

			Increase (decrease) to Interest Income
(Dollars in thousands)			Three Months Ended
Derivatives in fair value		Location of change in fair value	September 30,	December 31,	September 30,
hedging relationships		recognized in earnings on derivative	2010	2009	2009
Interest Rate Contracts
	Loans	Interest Income - Loans	$(249)	$(253)	$(252)
Total			$(249)	$(253)	$(252)

			Increase (decrease) to Interest Income
			Nine Months Ended
Derivatives in fair value		Location of change in fair value	September 30,		September 30,
hedging relationships		recognized in earnings on derivative	2010		2009
Interest Rate Contracts
	Loans	Interest Income - Loans	$(759)		$(755)
Total			$(759)		$(755)

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

	Amount of gain or (loss)			Amount of gain or (loss)
	recognized in OCI on			reclassified from accumulated
	derivatives			OCI into earnings (effective
	(effective portion)		Location of gain or (loss)	portion)
	Three Months Ended		reclassified from	Three Months Ended
Derivatives in cash flow	September 30,	September 30,	accumulated OCI into	September 30,	September 30,
hedging relationships	2010	2009	earnings (effective portion)	2010	2009
Interest Rate Contracts			Interest Expense
Other long-term debt	$(471)	$(312)	Other long-term debt	$(131)	$(128)
Total	$(471)	$(312)		$(131)	$(128)

	Amount of gain or (loss)			Amount of gain or (loss)
	recognized in OCI on			reclassified from accumulated
	derivatives			OCI into earnings (effective
	(effective portion)		Location of gain or (loss)	portion)
	Nine Months Ended		reclassified from	Nine Months Ended
Derivatives in cash flow	September 30,	September 30,	accumulated OCI into	September 30,	September 30,
hedging relationships	2010	2009	earnings (effective portion)	2010	2009
Interest Rate Contracts			Interest Expense
Other long-term debt	$(1,470)	$161	Other long-term debt	$(417)	$(223)
Total	$(1,470)	$161		$(417)	$(223)

First Financial expects approximately $0.3 million of the unrecognized losses on cash flow hedges, net of taxes, at September 30, 2010 to be reclassified into earnings within the next 12 months.

U.S. lawmakers recently passed financial reform legislation, including new regulations on the use of derivatives.  While specific regulations are yet to be enacted, First Financial continues to monitor these developments and assess the potential impact on its use of derivatives.

NOTE 8:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  During the third quarter of 2008, First Financial executed $65.0 million in repurchase agreements with remaining maturities of between three and five years and a weighted average rate of 3.50%.  These instruments have current call dates of less than one year.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.  First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively.  During the third quarter of 2010, approximately $232 million of these advances were prepaid.  These advances had a weighted average maturity of 5.5 years, an effective duration of 3.3 years, and a weighted average effective yield of 2.08% after adjusting for the impact of purchase accounting adjustments.  The funding for the prepayments consisted entirely of interest-bearing deposits with other banks that were previously earning 0.25%.  As of September 30, 2010, the remaining FHLB long-term advances assumed in the two transactions totaled $1.7 million and had remaining maturities of less than 9 years and a weighted average effective yield of 5.04%.

The following is a summary of long-term debt:

	September 30, 2010
(Dollars in thousands)	Amount	Average Rate
Federal Home Loan Bank	$64,224	3.83%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$129,224	3.66%

NOTE 9:  OTHER LONG-TERM DEBT
Other long-term debt on the Consolidated Balance Sheets consists of junior subordinated debentures owed to unconsolidated subsidiary trusts.  Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II).

The debentures issued in 2003 were eligible for early redemption by First Financial in September of 2008. First Financial did not elect to redeem early, but under the terms of the agreement may redeem the securities on any interest payment date, with a final maturity in 2033.

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

First Financial has the option to defer interest for up to five years on the debentures. However, the debt covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debenture currently qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $148.7 million in additional qualifying debentures under these guidelines.

The following is a summary of other long-term debt:

(Dollars in $000’s)	Amount	Contractual Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.63%	09/30/2033

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

NOTE 10:  COVERED LOANS
First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans were not classified as nonperforming assets at September 30, 2010 as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

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

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of September 30, 2010:

(Dollars in thousands)	FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$336,779	$49,814	$386,593
Real estate - construction	59,804	0	59,804
Real estate - commercial	880,940	16,447	897,387
Real estate - residential	167,039	69,253	236,292
Installment	20,201	1,662	21,863
Other covered loans	0	7,645	7,645
Total covered loans	$1,464,763	$144,821	$1,609,584

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees, and penalties, was $2.4 billion and $3.0 billion as of September 30, 2010 and December 31, 2009, respectively.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010		September 30, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period (1)	$514,810	$1,552,414	$623,669	$1,733,106
Reclassification from nonaccretable difference	81,067	0	81,067	0
Accretion	(34,891)	34,891	(104,096)	104,096
Payments received, net (2)	(11,893)	(122,542)	(51,547)	(372,439)
Balance at end of period	$549,093	$1,464,763	$549,093	$1,464,763

(1)   Excludes covered lines of credit which are outside the scope of FASB ASC Topic 310-30 and certain consumer loans which are treated under the cost recovery method.
(2)   Includes the impact of loan prepayments and charge-offs.

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the third quarter of 2010. The Company recognized an improvement in the cash flow expectations related to certain loan pools of $36.7 million, which is reflected as a yield adjustment on a prospective basis.  Additionally, the Company identified impairment in certain loan pools.  First Financial recognized a provision expense related to covered loans of $20.7 million and realized net charge-offs of $10.4 million, resulting in an allowance for covered loan losses of $11.6 million as of September 30, 2010.  The related receivable due from the FDIC under loss share agreements related to these loans of $17.8 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

NOTE 11:  ALLOWANCE FOR LOAN AND LEASE LOSSES
Uncovered Loans
Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures that exclude covered loans in the tables below.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:
	Three Months Ended					Nine Months Ended
	2010		2009			Sep. 30,
(Dollars in thousands)	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	2010	2009
Balance at beginning of period	$57,811	$56,642	$59,311	$55,770	$38,649	$59,311	$35,873
Provision for loan losses	6,287	6,158	11,378	14,812	26,655	23,823	41,272
Loans charged off	(8,124)	(5,457)	(14,485)	(12,055)	(10,063)	(28,066)	(22,894)
Recoveries	1,275	468	438	784	529	2,181	1,519
Ending allowance for loan and lease losses - uncovered	57,249	57,811	56,642	59,311	55,770	57,249	55,770

Allowance for loan and lease losses to total ending loans	2.07%	2.07%	2.01%	2.05%	1.94%	2.07%	1.94%

The allowance for uncovered loan and lease losses related to loans that are identified as impaired, as defined by FASB ASC Topic 310-10-35-4, Receivables-Subsequent Measurement: Loan Impairment, are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  Interest income for impaired loans is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

First Financial’s investment in uncovered impaired loans is as follows:
	As of and for the Quarter Ended
	2010			2009
(Dollars in thousands)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Impaired loans requiring a valuation	$38,185	$44,218	$35,363	$27,666	$23,579
Impaired loans not requiring a valuation	39,057	35,205	39,090	49,437	40,113
Total impaired loans	$77,242	$79,423	$74,453	$77,103	$63,692
Valuation allowance	$12,124	$12,004	$12,310	$11,662	$9,789
Average impaired loans for the period	$78,333	$76,938	$75,778	$70,398	$50,643
Interest income included in revenue	$263	$257	$204	$186	$117

Covered Loans
In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. The majority of the loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with bank regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

The Company established an allowance for loan losses associated with covered loans during the second quarter 2010 based on its valuation procedures performed during the period.  This allowance, totaling $1.3 million, was the net effect of $19.0 million recognized as provision expense during the second quarter less $17.7 million of net charge-offs related to these loans.  The related, estimated reimbursement due from the FDIC under loss sharing agreements of $15.2 million was recorded as both FDIC loss sharing income and an increase to the FDIC indemnification asset.  The net amount of this activity reflects the Company’s expected proportionate share of losses related to this impairment.

During the third quarter 2010, the Company updated its valuation procedures related to loans covered under loss share agreements.  As a result of impairment in certain loan pools, it recognized a provision expense related to covered loans of $20.7 million and realized net charge-offs of $10.4 million, resulting in an allowance for covered loan losses of $11.6 million as of September 30, 2010.  The related receivable due from the FDIC under loss share agreements related to these loans of $17.8 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

Under the applicable accounting guidance, the allowance for loan losses related to covered loans as a result of impairment to loan pools arising from on-going valuation procedures is generally recognized in the current period as provision expense. Improvement in the credit outlook, however, is not recognized immediately but instead is reflected as an adjustment to the yield earned on the related loan pools on a prospective basis. The timing inherent in this accounting treatment may result in earnings volatility in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,273	$0	$0	$0
Provision for impairment on covered loans	20,725	0	49,147	0
Loans charged off	(10,492)	0	(37,641)	0
Recoveries	77	0	77	0
Ending allowance for loan and lease losses - covered	11,583	0	11,583	0
Total allowance for loan and lease losses	$11,583	$0	$11,583	$0

NOTE 12:  INCOME TAXES
First Financial’s effective tax rate for the third quarter of 2010 was 36.2% compared to 37.8% for the third quarter of 2009.  The 2010 year-to-date effective tax rate was 35.4% compared to 37.7% for 2009.  The decrease in the effective tax rate was primarily due to the 2009 gain associated with the Irwin transaction as well as increased bank owned life insurance income and tax credits related to investments in low income housing initiatives, partially offset by a decrease in tax-exempt investment and loan interest.

At September 30, 2010, and December 31, 2009, First Financial had no unrecognized tax benefits recorded under FASB ASC Topic 740-10, Income Taxes. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2008 have been closed and are no longer subject to U.S. federal income tax or state of Indiana income tax examinations.

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

In April of 2009, due to the unfunded pension obligation resulting from the significant decline in equity market values, First Financial contributed $30.8 million to its defined benefit pension plan.  First Financial has not yet determined if it will make contributions to the plan during 2010.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$743	$590	$1,943	$1,770
Interest cost	633	675	2,033	2,025
Expected return on assets	(1,199)	(918)	(3,699)	(2,753)
Amortization of prior service cost	(117)	(105)	(317)	(315)
Recognized net actuarial loss	498	388	1,548	1,163
Net periodic benefit cost	$558	$630	$1,508	$1,890

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net actuarial loss	$498	$388	$1,548	$1,163
Net prior service (credit) cost	(117)	(105)	(317)	(315)
Deferred tax assets	(141)	(141)	(167)	(347)
Net amount recognized	$240	$142	$1,064	$501

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

The estimated fair values of First Financial’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets
Cash and short-term investments	$424,558	$424,558	$606,167	$606,167
Investment securities trading	0	0	200	200
Investment securities held-to-maturity	17,842	18,755	18,115	18,590
Investment securities available-for-sale	616,175	616,175	471,002	471,002
Other investments	86,509	86,509	89,830	89,830
Loans held for sale	19,075	19,075	6,413	6,413
Loans, excluding covered loans	2,707,960	2,744,139	2,835,818	2,907,648
Covered loans	1,598,001	1,598,001	1,934,740	1,934,740
Mortgage-servicing rights	1,652	1,652	1,976	1,976
FDIC indemnification asset	237,709	237,709	287,407	287,407
Accrued interest receivable	14,902	14,902	22,647	22,647
Derivative financial instruments	0	0	998	998

Financial liabilities
Deposits
Noninterest-bearing	$713,357	$713,357	$829,676	$829,676
Interest-bearing demand	999,922	999,922	1,060,383	1,060,383
Savings	1,407,332	1,407,332	1,231,081	1,231,081
Time	1,930,652	1,961,775	2,229,500	2,230,273
Total deposits	5,051,263	5,082,386	5,350,640	5,351,413
Short-term borrowings	58,747	58,747	37,430	37,430
Long-term debt	129,224	136,153	404,716	428,358
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	6,719	6,719	4,759	4,759
Derivative financial instruments	5,068	5,068	2,363	2,363

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Netting	Assets/Liabilities
	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Derivatives	$0	$20,734	$(815)	$(19,919)	$0
Available-for-sale investment securities	112	616,063	0	0	616,175
Total	$112	$636,797	$(815)	$(19,919)	$616,175

Liabilities
Derivatives	$0	$25,042	$(55)	$(19,919)	$5,068

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2010:

(Dollars in thousands)	Fair Value Measurements Using			Year-to-date
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets
Loans held for sale	$0	$19,075	$0	0
Impaired loans (1)	0	20,968	2,146	0

 (1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), independent third party valuations, discounted as appropriate (Level 2), and borrower records discounted as appropriate (Level 3).

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	September 30, 2010
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$3,225	$(1,331)	$1,894	$12,118
Unrealized loss on derivatives	(2,787)	1,022	(1,765)	(834)
Unfunded pension obligation	1,231	(167)	1,064	(20,697)
Foreign currency translation	188	0	188	307
Total	$1,857	$(476)	$1,381	$(9,106)

	September 30, 2009
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$7,728	$(2,789)	$4,939	$11,878
Unrealized gain on derivatives	(307)	113	(194)	575
Unfunded pension obligation	848	(347)	501	(19,112)
Total	$8,269	$(3,023)	$5,246	$(6,659)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted earnings per share -
income available to common shareholders:
Net income	$15,579	$200,357	$44,951	$207,542
Dividends on preferred stock	0	1,000	1,865	2,578
Income available to common shareholders	$15,579	$199,357	$43,086	$204,964

Denominator for basic earnings per
share - weighted average shares	57,570,709	51,027,887	56,765,934	43,005,983

Effect of dilutive securities —
Employee stock awards	873,959	429,302	887,477	496,578
Warrants	86,837	0	105,495	0
Denominator for diluted earnings per share
- adjusted weighted average shares	58,531,505	51,457,189	57,758,906	43,502,561

Earnings per share available to common shareholders
Basic	$0.27	$3.91	$0.76	$4.77
Diluted	$0.27	$3.87	$0.75	$4.71

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 692,312 and 3,272,093 at September 30, 2010 and 2009, respectively.  The warrants to purchase 465,117 shares of common stock were also outstanding as of September 30, 2010.  At September 30, 2009, the warrant to purchase 930,233 shares of common stock was also outstanding, but was out-of-the-money.  The reduction in the warrant share position was a result of the common stock offering that occurred in June of 2009, in accordance with rules established by the U.S. Treasury.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, Kentucky, and Michigan through 113 full-service banking centers across 75 communities. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus; building long-term relationships with clients and helping them reach greater levels of success in their financial life. During the third quarter of 2009, First Financial assumed the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (Irwin Union Bank and Irwin FSB, collectively, Irwin) through Federal Deposit Insurance Corporation (FDIC) assisted transactions. First Financial acquired a specialty, franchise lending subsidiary as part of the Irwin acquisition. The franchise finance business provides equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States. First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets, however, the acquired franchise finance subsidiary is a national business. Smaller markets have historically provided stable, low-cost funding sources to First Financial and they remain an important part of its funding base. First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

BUSINESS COMBINATIONS
All references to acquired balances reflect their fair values unless stated otherwise.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples and Irwin. The company also acquired 3 Indiana banking centers, including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the company through the generation of additional capital. Through these three transactions, the company added, at the time of acquisition, a total of 49 banking centers, including 39 banking centers within the company’s primary markets.  Since the acquisitions, 13 banking centers in non-strategic locations, primarily the western United States, have been closed.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (OREO) (collectively, covered assets) beginning with the first dollar of loss. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. Covered loans now represent approximately 37% of First Financial’s loans.

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

Peoples Community Bank
Including cash received from the FDIC, First Financial acquired $566.6 million in assets, including $341.5 million in loans and other real estate, and assumed $584.7 million in liabilities, including $520.8 million in deposits. All assets and liabilities were recorded at their estimated fair market value resulting in recorded goodwill of $18.0 million as the estimated fair value of liabilities assumed exceeded the estimated fair value of assets acquired.

Covered loans totaling $421.0 million in unpaid principal balances are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $190.0 million, and 95% of losses beyond $190.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

First Financial obtained a purchase option from the FDIC for each of Peoples bank properties and their associated contents. First Financial completed a review of the former Peoples locations and notified the FDIC of the company’s intent to purchase certain properties for a combined purchase price of $7.9 million during the first quarter of 2010.  First Financial completed the acquisition of these properties from the FDIC in the third quarter of 2010, concluding its last material settlement with the FDIC related to the acquisition of Peoples.

Early in the fourth quarter of 2009, First Financial completed the technology conversion and operational integration of Peoples. In conjunction with these efforts, two former Peoples banking centers were consolidated into First Financial locations and one First Financial banking center was consolidated into a former Peoples location.

Irwin
Including cash received from the FDIC, First Financial acquired $3.2 billion in assets, including $1.8 billion in loans, and assumed $2.9 billion in liabilities, including $2.5 billion in deposits, with all assets and liabilities recorded at their estimated fair market value.

The loans were acquired under a modified transaction structure with the FDIC whereby certain nonperforming loans, foreclosed real estate, acquisition, development and construction loans, and residential and commercial land loans were excluded from the acquired portfolio.  Until First Financial and the FDIC conduct a final settlement, the determination of which assets and liabilities are ultimately acquired or assumed by First Financial cannot be completed. First Financial anticipates the final settlement for the Irwin transactions will be completed in the fourth quarter of 2010.

Covered loans acquired from Irwin Union Bank totaling $1.9 billion in unpaid principal balances are subject to a stated loss threshold of $526.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $526.0 million, and 95% of losses beyond $526.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

Covered loans acquired from Irwin FSB totaling $368.1 million in unpaid principal balances are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $110.0 million, and 95% of losses beyond $110.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets begins with the first dollar of loss incurred.

As the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, First Financial recorded a pre-tax bargain purchase gain of $342.5 million, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

Conversion of Irwin’s technology and operational systems was completed in the first quarter of 2010.

Strategic Decisions
Management concluded that the markets previously operated by Irwin in the western United States did not align with the long-term strategic plans for the company. Each of these markets pursued an exit strategy whereby the market presidents worked with an institution of their choosing to refer existing client relationships. If a suitable financial institution was not identified, an exit date was selected for each market and the office closed in compliance with the applicable regulatory requirements. Exit strategies coincided with the conversion and operational integration process. In the fourth quarter of 2009, the company elected to close the St. Louis, Missouri location and sold $42.9 million in western market loans, at their unpaid principal balances.

Additionally, in the first quarter of 2010, First Financial closed 7 of the remaining 9 western market offices and sold an additional $24.5 million in western market loans at their unpaid principal balances.  The two remaining western offices were closed in the third quarter of 2010.

First Financial also acquired, as part of the Irwin transaction, a franchise finance business. This national business is a specialty lender in the quick service and casual dining segments of the restaurant industry. It is led by a seasoned management team with strong underwriting, credit management and loss mitigation experience.  There were outstanding principal balances of approximately $587.3 million in franchise finance loans at September 30, 2010, all of which are covered under a loss share agreement with the FDIC except for $79.7 million of loans originated subsequent to the acquisition.

This business offers First Financial the ability to diversify its earning assets and will be supported as part of the company’s ongoing strategy. The overall portfolio size will be managed to a risk-appropriate level so as not to create an industry concentration.

OVERVIEW OF OPERATIONS
Third quarter 2010 net income and net income available to common shareholders, was $15.6 million, and earnings per diluted common share were $0.27.  This compares with second quarter 2010 net income and net income available to common shareholders of $17.8 million, and earnings per diluted common share of $0.30 and third quarter 2009 net income of $200.4 million, net income available to common shareholders of $199.4 million and earnings per diluted common share of $3.87.  Impacting net income during the third quarter 2010 was a prepayment penalty of $8.0 million on a pre-tax basis, or $0.09 per fully diluted share after taxes, related to the early redemption of $232 million of Federal Home Loan Bank (FHLB) advances.  Included in the third quarter 2009 amounts was a pre-tax bargain purchase gain of $342.5 million recognized in connection with the Company’s FDIC-assisted transactions.

For the nine month period ended September 30, 2010, net income was $45.0 million, net income available to common shareholders was $43.1 million and earnings per diluted common share were $0.75 as compared to net income of $207.5 million, net income available to common shareholders of $205.0 million and earnings per diluted common share of $4.71 for the nine month period ended September 30, 2009.

Each acquisition in the third quarter of 2009 was considered a business combination and accounted for under FASB ASC Topic 805, Business Combinations, ASC Topic 820, Fair Value Measurements and Disclosures, ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.  All acquired assets and liabilities, including identifiable intangible assets, were recorded at their estimated fair values as of the date of acquisition.

Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.  For a more detailed discussion of the transactions please see Note 3, Business Combinations.

Return on average assets for the third quarter of 2010 was 0.96% compared to 17.64% for the comparable period in 2009 and 1.08% for the linked-quarter (third quarter of 2010 compared to the second quarter of 2010). Return on average shareholders’ equity for the third quarter of 2010 was 9.03% compared to 166.45% for the comparable period in 2009 and 10.62% for the linked-quarter.

Return on average assets for the first nine months of 2010 was 0.92% compared to 6.89% for the comparable period in 2009.  Return on average shareholder’s equity was 8.86% for the first nine months of 2010 compared to 68.81% for the same period in 2009.

A discussion of the first nine months and third quarter of 2010 results of operations follows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net interest income	$67,846	$40,664	$207,604	$102,801
Tax equivalent adjustment	222	300	646	970
Net interest income - tax equivalent	$68,068	$40,964	$208,250	$103,771

Average earning assets	$5,867,311	$4,134,955	$5,946,078	$3,702,855

Net interest margin *	4.59%	3.90%	4.67%	3.71%
Net interest margin (fully tax equivalent) *	4.60%	3.93%	4.68%	3.75%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income for the third quarter of 2010 was $67.8 million, an increase of $27.2 million from the third quarter of 2009 net interest income of $40.7 million and a slight increase of $0.1 million from the second quarter of 2010 net interest income of $67.7 million.  Net interest income on a fully tax-equivalent basis for the third quarter 2010 was $68.1 million as compared to $68.0 million for the second quarter 2010 and $41.0 million as compared to the year-over-year period.  Despite a lower level of average interest earning assets relative to the linked quarter, net interest income in the third quarter of 2010 remained essentially the same due to an increase in interest income related to loans and a decrease in interest expense as a result of lower time and brokered deposit balances and the prepayment of FHLB advances.  In addition to higher levels of average interest-earning assets and interest-bearing liabilities resulting from the 2009 acquisitions, the year-over-year increase of $27.1 million was also impacted by the significant increase in the net interest margin.

For the nine month period ended September 30, 2010, net interest income was $207.6 million, an increase of $104.8 million over the comparable period in 2009. Net interest income on a fully tax-equivalent basis was $208.3 million as compared to $103.8 million for the comparable period in 2009. Similar to the quarterly year-over-year items noted above, the increase was driven by the larger balance sheet items as well as a higher net interest margin.

Included in net interest income for all quarters of 2010 were the results of operations classified by the Company as acquired-non-strategic, including loans and deposits from offices locates in the western United States. These amounts totaled $10.6 million and $31.6 million for the quarter and nine month periods ended September 30, 2010, respectively.

Net interest margin was 4.59% for the third quarter 2010 as compared to 4.53% for the second quarter 2010 and 3.90% for the third quarter 2009.  The net interest margin continued to be negatively impacted by the combination of normal amortization and paydowns in both the legacy and acquired loan portfolios and reduced loan demand in the Company’s strategic markets.  However, during the third quarter, First Financial used a portion of its liquidity to purchase $154 million of FNMA / FHMLC mortgage backed securities and prepay $232 million of FHLB advances, which helped to offset the net effect of muted loan activity.  Net interest margin was also positively impacted by the expected runoff of retail and brokered certificates of deposit and the lower earning asset base during the quarter.

Net interest margin was also positively impacted by certain activity related to the acquired loan portfolio.  As these loans are recorded at fair value, the Company is required to periodically update its forecast of expected cash flows from these loans.  The Company recognized an improvement in the cash flow expectations related to certain loan pools, which is reflected as a yield adjustment on a prospective basis.  During the third quarter 2010, this improvement positively impacted net interest margin by 6 basis points.

As part of its on-going valuation procedures, the Company experienced an improvement in the cash flow expectations related to certain loan pools of $36.7 million during the third quarter 2010.  As a result, the average yield earned on covered loans increased from 9.10% during the second quarter 2010 to 9.75% during the third quarter 2010.  On a prospective basis and until its next periodic valuation, the Company expects the yield on covered loans to be 10.08%.

This projected improvement in cash flow expectations on loans is partially offset by a related $20.7 million decline in cash flow expectations on the FDIC indemnification asset.  The net result of improvement and impairment activity related to covered loans affected the average yield earned on the indemnification asset, decreasing from 6.50% during the second quarter 2010 to 3.91% during the third quarter 2010.  On a prospective basis and until its next periodic valuation, the Company expects the yield on the indemnification asset to be 2.61%.

The increase of 69 basis points over the comparable year-over-year period was primarily attributable to the higher yield on covered loans, improved pricing in new loan originations, lower funding costs of deposits as a result of repricing acquired CDs and disciplined pricing strategies, and an overall increase in earning assets.

Net interest margin for the nine month period ended September 30, 2010 was 4.67% as compared to 3.71% for the nine month period ended September 30, 2009.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	September 30, 2010			June 30, 2010			September 30, 2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets

Investments:
Interest-bearing deposits with other banks	$483,097	$396	0.33%	$554,333	$459	0.33%	$136,210	$-	0.25%
Investment securities	691,700	5,626	3.23%	597,991	5,689	3.82%	575,697	6,593	4.54%

Gross loans including covered loans and
indemnification asset (1)	4,692,514	78,662	6.65%	4,848,436	79,790	6.60%	3,423,048	48,122	5.58%
Total earning assets	5,867,311	84,684	5.73%	6,000,760	85,938	5.74%	4,134,955	54,715	5.25%

Nonearning assets

Cash and due from banks	185,322			273,162			107,216
Allowance for loan and lease losses	(61,753)			(60,444)			(42,034)
Premises and equipment	115,518			115,587			91,252
Other assets	302,081			291,956			214,351
Total assets	$6,408,479			$6,621,021			$4,505,740

Interest-bearing liabilities

Deposits:
Interest-bearing	$1,029,350	1,063	0.41%	$1,139,001	1,265	0.45%	$735,258	448	0.24%
Savings	1,412,441	2,115	0.59%	1,341,194	2,058	0.62%	838,381	2,300	1.09%
Time	2,007,138	11,279	2.23%	2,090,776	11,985	2.30%	1,480,587	8,742	2.34%

Short-term borrowings	50,580	25	0.20%	37,353	17	0.18%	150,878	261	0.69%
Long-term borrowings	301,790	2,356	3.10%	410,592	2,875	2.81%	226,528	2,300	4.03%

Total interest-bearing liabilities	4,801,299	16,838	1.39%	5,018,916	18,200	1.45%	3,431,632	14,051	1.62%

Noninterest-bearing liabilities and shareholders' equity

Noninterest-bearing demand	721,501			740,011			554,471
Other liabilities	201,567			191,043			42,087
Shareholders' equity	684,112			671,051			477,550
Total liabilities and
shareholders' equity	$6,408,479			$6,621,021			$4,505,740
Net interest income		$67,846			$67,738			$40,664

Net interest spread			4.34%			4.29%			3.63%

Contribution of noninterest-bearing sources of funds			0.25%			0.24%			0.27%
Net interest margin (2)			4.59%			4.53%			3.90%

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

	Changes for the Three Months Ended September 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(878)	$815	$(63)	$(1,911)	$944	$(967)
Other earning assets	(10)	(53)	(63)	112	284	396
Gross loans (1)	602	(1,730)	(1,128)	9,260	21,280	30,540
Total earning assets	(286)	(968)	(1,254)	7,461	22,508	29,969
Interest-bearing liabilities
Total interest-bearing deposits	$(616)	$(235)	$(851)	$(1,565)	$4,532	$2,967
Borrowed funds
Short-term borrowings	1	7	8	(186)	(50)	(236)
Federal Home Loan Bank long-term debt	234	(756)	(522)	(487)	544	57
Other long-term debt	(1)	4	3	(1)	0	(1)
Total borrowed funds	234	(745)	(511)	(674)	494	(180)
Total interest-bearing liabilities	(382)	(980)	(1,362)	(2,239)	5,026	2,787
Net interest income (2)	$96	$12	$108	$9,700	$17,482	$27,182

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

	Changes for the
	Nine Months Ended September 30
	Year-to-Date Income Variance
	Rate	Volume	Total
Earning assets
Investment securities	$(5,226)	$(1,954)	$(7,180)
Federal funds sold	128	1,068	1,196
Gross loans (1)	32,717	94,565	127,282
Total earning assets	27,619	93,679	121,298
Interest-bearing liabilities
Total interest-bearing deposits	$(3,968)	$19,008	$15,040
Borrowed funds
Short-term borrowings	(844)	(390)	(1,234)
Federal Home Loan Bank long-term debt	(1,279)	3,892	2,613
Other long-term debt	76	0	76
Total borrowed funds	(2,047)	3,502	1,455
Total interest-bearing liabilities	(6,015)	22,510	16,495
Net interest income (2)	$33,634	$71,169	$104,803

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
Third quarter 2010 noninterest income was $44.9 million, compared to $40.5 million in the second quarter of 2010 and $354.4 million in the third quarter of 2009.  Excluding the gain on the acquisition recorded in the third quarter of 2009, noninterest income for that period was $11.9 million.

During the third and second quarters of 2010, covered loan activity positively impacted noninterest income by $9.4 million and $7.4 million, respectively due to loan prepayments and dispositions.  When covered loan balances paydown early, through either a loan sale or prepayments by the borrower, and credit experience is better than originally estimated, the remaining carrying value of the valuation mark associated with the respective loan is recognized as noninterest income, net of a corresponding valuation adjustment on the FDIC indemnification asset.  When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense.  Reimbursements due from the FDIC under loss share agreements related to these credit losses are recorded as noninterest income and were $17.8 million and $15.2 million for the third and second quarters of 2010, respectively.  The impact on earnings of this offsetting activity is the net effect of the gross up of credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered loans.

During the third quarter of 2010, the Company sold approximately $23.2 million of loans originated by its franchise finance business, recognizing a $2.0 million gain.  Sales of franchise loans will be a recurring strategy in order to manage risk in the business line but the frequency has yet to be determined.  Additionally, consistent with the Company’s previous exit of a similar business line, the property and casualty insurance business acquired as part of the Irwin acquisition was sold during the quarter, resulting in the recognition of a $1.3 million gain.  Excluding the nonrecurring items previously discussed which totaled $28.6 million, estimated noninterest income was $16.4 million for the third quarter of 2010.  For the second quarter of 2010, excluding the $22.6 million previously discussed as well as $3.4 million in nonrecurring FDIC settlement and other income, estimated noninterest income was $14.5 million.

Excluding the bargain purchase gain recognized during the third quarter 2009, noninterest income earned in the third quarter 2009 was $11.9 million.  The remaining increase in the comparable year-over-year quarter was driven primarily by higher service charges on deposit accounts resulting from an increase in transaction-based deposits, increased bankcard income, higher trust and wealth management fees and higher brokerage and insurance income, primarily as a result of the 2009 acquisitions, as well as the gain the sale of franchise loans.

As discussed above, the Company sold $23.2 million of loans originated by its franchise finance unit, a portion of which consisted of loans covered under loss share agreements.  With regard to the covered loan portion, the Company recognized $0.4 million of revenue related to the accelerated discount, which is included in the $9.4 million of accelerated discount resulted from loan prepayments previously discussed.

For the nine month period ended September 30, 2010, noninterest income totaled $112.3 million as compared to $380.6 million for the similar year-over-year period.  Excluding the items mentioned previously as well as gains on sales of investments and the gain on sale of the property and casualty portion of the insurance business which occurred during the first quarter 2009, noninterest income was $43.7 million for the nine month period ended September 30, 2010 as compared to $33.9 million for the nine months ended September 30, 2009.

NONINTEREST EXPENSE
Third quarter 2010 noninterest expense was $61.3 million, compared with $46.3 million in the third quarter of 2009, and $55.8 million in the second quarter of 2010.  Acquisition-related costs for the third quarter of 2010 consisted of $1.2 million in professional services fees and $0.3 million in integration-related and other costs.  Transition related items such as salaries, employee benefits and other items related to people, processes, and facilities that are diminishing over time were $1.4 million for the same period.  Additionally, there was $0.9 million for FDIC indemnification support, $8.0 million for the FHLB prepayment penalty, and $0.5 million in other items not expected to recur.  These expenses totaled $12.3 million for the second quarter of 2010.

After adjusting for these items, estimated noninterest expense increased slightly, totaling $49.0 million for the third quarter 2010.  Compared to the year-over-year quarter, excluding the acquisition-related and other non-recurring expenses incurred during the third quarter 2009, estimated noninterest expense increased $13.6 million, primarily driven by higher salaries and employment benefits, occupancy costs, equipment expenses and marketing costs resulting from the 2009 acquisitions.

Likewise, acquisition-related costs for the second quarter of 2010 consisted of $0.7 million in integration-related and other costs and $1.4 million in professional services fees.  Transition related items such as salaries and employee benefits were $1.9 million and occupancy expense and other was $3.1 million for the same period.  Additionally, there was $0.9 million for FDIC indemnification support, $1.0 million in retention plan expense, $0.3 million in professional fees related to the auction of the common stock warrant held by the U.S. Treasury, and other items not expected to recur of $1.1 million.  These expenses totaled $8.1 for the second quarter of 2010.

For the nine month period ended September 30, 2010, noninterest expense totaled $177.4 million compared to $109.0 million for the comparable year-over-year period.  Excluding the items mentioned previously, first quarter 2010 acquisition related expenses and other expenses not expect to recur totaling $12.7 million, the FDIC special assessment and acquisition related expenses incurred during the second quarter 2009 and severance costs related to the first quarter 2009 sale of the property & casualty portion of the insurance business, noninterest expense was $144.3 million for the nine month period ended September 30, 2010 as compared to $106.6 million for the nine months ended September 30, 2009, reflecting the strategic growth of the company.

While the technology and operational integration of Irwin and Peoples is complete, it is expected that there will be additional integration and wind-down-related costs incurred throughout 2010 and much of 2011.

INCOME TAXES
Income tax expense was $8.8 million and $121.8 million for the third quarters of 2010 and 2009, respectively.  The effective tax rates for the third quarters of 2010 and 2009 were 36.2% and 37.8%, respectively.  Income tax expense was $24.6 million and $125.5 million for the nine months ended September 30, 2010 and 2009, respectively, with a tax benefit related to securities transactions of $11 thousand for the nine months ended September 30, 2010 and a tax expense of $1.2 million for the same period in 2009.  The effective tax rates for the nine months ended September 30, 2010, and 2009, were 35.4% and 37.7%, respectively.

The decrease in the effective tax rate was primarily due to the 2009 gain associated with the Irwin transaction as well as increased bank owned life insurance income and tax credits related to investments in low income housing initiatives partially offset by a decrease in tax-exempt investment and loan interest.

LOANS (excluding covered loans)
Loans, excluding covered loans, totaled $2.8 billion at the end of the third quarter, a decrease of $28.9 million, or 1.0%, from the balance of $2.8 billion as of June 30, 2010 and a decrease of $106.7 million, or 3.7%, from the amount of $2.9 billion as of September 30, 2009.  As compared to the linked quarter, the composition of the loan portfolio remained essentially the same with the slight overall decrease occurring in the construction, commercial real estate, and residential real estate portfolios offset by modest increases in the commercial and home equity portfolio.  Overall, loan demand continued to remain slow in the Company’s strategic operating markets.

Third quarter 2010 average loans excluding covered loans and loans held for sale, decreased $93.2 million or 3.2% from the third quarter of 2009.  Third quarter average commercial, commercial real estate, and construction loans decreased $61.5 million or 2.9% from the third quarter of 2009.  Year-to-date average loans, excluding loans covered and held for sale, increased $33.5 million or 1.2% from the same period on 2009.  Year-to-date average commercial, commercial real estate, and construction loans increased $65.2 million or 3.2% from the same period in 2009.

During the third quarter 2010, the Company sold approximately $23.2 million of loans originated by its franchise finance business at a premium, recognizing a gain of $2.0 million.  The loans sold consisted of both loans covered by FDIC loss sharing agreements and credits originated subsequent to the Irwin acquisition.  The sale was conducted to lessen credit and geographic concentration risk within the franchise portfolio.  As a liquid secondary market exists for these types of credits, the Company may consider additional franchise loan sales in the future as a way to mitigate the aforementioned risks.

INVESTMENTS
Investment securities totaled $720.5 million as of September 30, 2010 as compared to $579.1 million as of December 31, 2009 and $629.3 million as of September 30, 2009.  The total investment portfolio represented 11.7% of total assets at September 30, 2010, 8.7% at December 31, 2009, and 8.7% at September 30, 2009.  Securities available-for-sale at September 30, 2010, totaled $616.2 million, compared with $523.4 million at September 30, 2009, and $471.0 million at December 31, 2009.  The net increase relative to December 31, 2009 was due to the purchase of $100 million of FNMA agency securities during the second quarter and $154 million of FNMA/FHLMC mortgage-backed securities in the third quarter.  While loan demand remains muted, the Company continues to selectively redeploy a portion of its cash position to purchase investments as market conditions permit.  Future purchases will be made utilizing the same discipline and portfolio management philosophy applied in the past, including avoidance of material credit risk and geographic concentration risk within mortgage-backed securities, while also balancing the Company’s overall asset/liability management objectives.  The aforementioned purchase of FNMA/FHLMC agency securities represents the Company’s commitment to this discipline and philosophy.

The company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $12.1 million at September 30, 2010, compared with an unrealized after-tax gain of $11.9 million at September 30, 2009, and an unrealized after-tax gain of $10.2 million at December 31, 2009.

DEPOSITS AND FUNDING
Total deposits as of September 30, 2010 were $5.1 billion, a decline of $299.4 million, or 5.6%, from $5.4 billion as of December 31, 2009.  A significant portion of this decrease related to declines in time deposits of $298.8 million, noninterest-bearing deposits of $116.3 million, and interest-bearing checking accounts of $60.5 million, offset by increases in savings accounts of $176.3 million.  The acquisition of low cost core deposits and customer relationships is central to the Company’s long term operating strategy despite the current strong liquidity position.  Overall, strategic deposit retention from the acquisitions continues to exceed management’s expectations.

On a linked quarter basis, strategic transaction and savings accounts declined $36.9 million during the third quarter.  Retail and business transactional accounts continued to experience solid growth during the quarter, increasing $60.4 million.  However, this growth was offset by a decrease of $97.2 million in public funds transaction deposits, reflecting the company’s determination to maintain disciplined pricing and transaction structure.  While we are always sensitive to the client relationship aspect of our decisions, we will not pursue business that erodes our internal profitability targets.  Similar to the prior quarter, acquired-non-strategic balances continued to decline, the majority of which consisted of time and brokered deposits.  During the third quarter 2010, the Company closed its remaining two western market offices acquired as part of the Irwin transaction, contributing to the decline in acquired-non-strategic transaction and savings accounts.  As of September 30, 2010, brokered deposits had declined to less than 4% of total deposits.

Borrowed funds as of September 30, 2010 totaled $208.6 million, as compared to $443.7 million as of June 30, 2010. This decrease was primarily due to the third quarter of 2010 prepayment of long-term FHLB advances acquired in the Peoples and Irwin transactions.  Borrowed funds declined $323.1 million, or 60.8%, from $531.7 million as of September 30, 2009, which was also due to the prepayment previously mentioned.  Other than the FHLB long-term debt acquired in the Peoples and Irwin transactions First Financial has not increased long-term borrowings since the third quarter of 2008.

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

As of the end of the third quarter 2010, the allowance for uncovered loan and lease losses decreased slightly to $57.2 million from $57.8 million as of June 30, 2010 and was $55.8 million as of September 30, 2009.  As a percentage of period-end loans, the allowance for loan and lease losses remained unchanged at 2.07% as of September 30, 2010 as compared to June 30, 2010 and 1.94% as of September 30, 2009.  The allowance for loan and lease losses as of September 30, 2010 reflects management’s estimate of credit risk inherent in the Company’s portfolio at that time.

Third quarter 2010 net charge-offs were $6.8 million, or 0.97% of average loans and leases, compared with $5.0 million, or 0.71%, for the linked quarter and $9.5 million, or 1.31%, for the comparable year-over-year quarter.  The increase compared to the linked quarter was driven by higher charge-offs in the construction, commercial real estate and, to a lesser degree, residential portfolios, offset by lower net charge-offs in the commercial portfolio.

For the nine months ended September 30, 2010, net charge-offs were $25.9 million, or 1.23% of average loans and leases.  These amounts were impacted by the alleged fraudulent activity noted during the first quarter 2010 which totaled $8.8 million, representing 42 basis points of average loans and leases for the period.  Excluding the alleged fraudulent activity, net charge-offs were $17.1 million, or 0.81%, as compared to $21.4 million, or 1.03%, for the nine month period ended September 30, 2009.

Third quarter 2010 provision expense related to uncovered loans and leases was $6.3 million as compared to $6.2 million during the linked quarter and $26.7 million during the comparable year-over-year quarter.  As a percentage of net charge-offs, third quarter 2010 provision expense equaled 91.8% compared to 123.4% during the second quarter 2010 and 279.6% during the third quarter 2009.  Year-to-date 2010 provision expense related to uncovered loans and leases was $23.8 million as compared to $41.3 million during the comparable period in 2009.  As a percentage of net charge-offs, year-to-date 2010 provision expense equaled 92.0% compared to 193.1% during the first nine months of 2009.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended					Nine Months Ended
	2010			2009		September 30,
(Dollars in thousands)	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	2010	2009
Balance at beginning of period	$57,811	$56,642	$59,311	$55,770	$38,649	$59,311	$35,873
Provision for loan losses	6,287	6,158	11,378	14,812	26,655	23,823	41,272
Gross charge-offs
Commercial	762	1,156	6,275	1,143	2,924	8,193	10,152
Real estate-construction	3,607	2,386	2,126	6,788	4,552	8,119	5,892
Real estate-commercial	2,013	359	3,932	1,854	927	6,304	2,660
Real estate-residential	717	246	534	262	471	1,497	1,053
Installment	205	304	414	449	315	923	1,019
Home equity	389	580	684	1,105	382	1,653	932
All other	431	426	520	454	492	1,377	1,186
Total gross charge-offs	8,124	5,457	14,485	12,055	10,063	28,066	22,894
Recoveries
Commercial	334	120	109	148	91	563	484
Real estate-construction	0	24	0	0	0	24	0
Real estate-commercial	728	99	12	360	167	839	197
Real estate-residential	11	4	3	3	2	18	24
Installment	116	127	160	195	205	403	662
Home equity	21	10	87	6	9	118	10
All other	65	84	67	72	55	216	142
Total recoveries	1,275	468	438	784	529	2,181	1,519
Total net charge-offs	6,849	4,989	14,047	11,271	9,534	25,885	21,375
Ending allowance for loan and lease losses - uncovered	$57,249	$57,811	$56,642	$59,311	$55,770	$57,249	$55,770

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.23%	0.56%	3.18%	0.47%	1.31%	1.35%	1.54%
Real estate-construction	7.64%	4.68%	3.72%	10.48%	6.90%	5.23%	3.10%
Real estate-commercial	0.45%	0.09%	1.47%	0.57%	0.30%	0.66%	0.36%
Real estate-residential	0.95%	0.32%	0.70%	0.31%	0.56%	0.65%	0.39%
Installment	0.49%	0.92%	1.30%	1.15%	0.50%	0.91%	0.53%
Home equity	0.43%	0.69%	0.73%	1.31%	0.47%	0.61%	0.41%
All other	5.05%	4.89%	6.46%	5.40%	6.35%	5.46%	5.19%
Total net charge-offs	0.97%	0.71%	2.00%	1.53%	1.31%	1.23%	1.03%

While the Company is seeing isolated areas of improvement, overall weakness in both the commercial and consumer sectors continues to exist in its strategic markets and, as a result, recovery will be slow.  Given the continued challenging environment, it will be critical to remain proactive in identifying and managing individual credit situations.

Allowance for loan and lease losses on covered loans
All loans acquired in the Peoples and Irwin acquisitions are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance.  The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, the majority of loans acquired in the Peoples and Irwin acquisitions were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.  First Financial had $20.1 million of covered nonaccrual loans, $222.5 million of covered loans 90 days past due and still accruing, and $20.6 million of covered OREO at September 30, 2010.

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

Under the applicable accounting guidance, the allowance for loan losses related to covered loans as a result of impairment identified in on-going valuation procedures is generally recognized in the current period as provision expense.  Improvement in the credit outlook, however, is not recognized immediately but instead is reflected as an adjustment to the yield earned on the related loan pools on a prospective basis.  The timing inherent in this accounting treatment may result in earnings volatility in future periods.

The Company established an allowance for loan losses associated with covered loans during the second quarter 2010 based on its estimated valuation procedures performed during the period.  This allowance, totaling $1.3 million, was the net effect of $19.0 million recognized as provision expense during the second quarter less $17.7 million of net charge-offs related to these loans.  The related estimated reimbursement due from the FDIC under loss sharing agreements of $15.2 million was recorded as both FDIC loss sharing income and an increase to the FDIC indemnification asset.  The net amount of this activity reflects the Company’s expected proportionate share of losses related to this impairment.

During the third quarter 2010, the Company updated its estimated valuation procedures related to loans covered under loss share agreements.  As a result of impairment identified in certain loan pools, it recognized a provision expense related to covered loans of $20.7 million and realized net charge-offs of $10.4 million, resulting in an allowance for covered loan losses of $11.6 million as of September 30, 2010.  The related receivable due from the FDIC under loss share agreements related to these loans of $17.8 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,273	$0	$0	$0
Provision for impairment on covered loans	20,725	0	49,147	0
Loans charged off	(10,492)	0	(37,641)	0
Recoveries	77	0	77	0
Ending allowance for loan and lease losses - covered	11,583	0	11,583	0
Total allowance for loan and lease losses	$11,583	$0	$11,583	$0

Nonperforming/Underperforming Assets (Excluding covered assets)
Nonperforming loans totaled $79.5 million and nonperforming assets totaled $97.8 million as of September 30, 2010 compared with $79.4 million and $96.2 million, respectively, for the linked quarter and $63.6 million and $67.9 million, respectively, for the comparable year-over-year quarter.

While total nonaccrual loans remained essentially unchanged, the individual components changed as commercial nonaccrual loans increased $4.4 million and home equity nonaccrual loans increased $0.6 million, offset by a decrease in construction nonaccrual loans of $5.4 million driven by the higher level of net charge-offs related to this loan category.

The third quarter 2010 allowance for loan and lease losses as a percent of nonaccrual loans was 86.5% compared with 86.7% in the second quarter of 2010, and 92.2% in the third quarter of 2009, and the allowance for loan and lease losses as a percent of nonperforming loans was 72.0% at September 30, 2010, compared with 72.8% in the second quarter of 2010, and 87.7% in the third quarter of 2009.

Total classified assets increased $10.7 million during the third quarter to $212.6 million.  Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.  This increase was driven primarily by one relationship related to a multi-family, mixed use project totaling $9.3 million in the aggregate. All credits included in classified assets are monitored closely and have workout strategies in place should their status continue to deteriorate.

While the Company is seeing isolated areas of improvement, overall weakness in both the commercial and consumer sectors continues to exist in its strategic markets and, as a result, recovery will be slow.  Given the continued challenging environment, it will be critical to remain proactive in identifying and managing individual credit situations.

Restructured Loans
Restructured loans increased $0.6 million during the third quarter 2010 from the linked quarter and $7.2 million from December 31, 2009.  The increase from year end was due primarily to one commercial relationship totaling $5.0 million that was previously classified as nonaccrual in which the Company worked with the borrower to modify certain terms including the addition of an interest-only feature for a specified period of time and re-amortization.  Restructured loans remain on nonaccrual status until the borrower demonstrates the ability to comply with the modified terms.

Delinquent Loans
Loans 30-to-89 days past due totaled $45.1 million, or 1.63% of period end loans, as of September 30, 2010.  This compares to $21.8 million, or 0.78%, as of June 30, 2010 and $20.8 million, or 0.72%, as of September 30, 2009.  The increase was driven primarily by the multi-family project discussed above, two residential developments totaling $8.1 million in the aggregate and a commercial real estate credit of $3.4 million.

Other Real Estate Owned
At September 30, 2010, OREO was $18.3 million, compared with $4.1 million at December 31, 2009, and $4.3 million at September 30, 2009.  One relationship with multiple commercial land loans, totaling $13.6 million in the aggregate, all of which was previously classified as nonperforming, was transferred to OREO during the first quarter of 2010.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of September 30, 2010, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2010			2009
(Dollars in thousands)	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
Nonaccrual loans
Commercial	$17,320	$12,874	$21,572	$13,756	$13,244
Real estate - construction	13,454	18,890	17,710	35,604	26,575
Real estate - commercial	27,945	28,272	21,196	15,320	12,407
Real estate - residential	4,801	4,571	4,116	3,993	5,253
Installment	279	267	365	660	493
Home equity	2,358	1,797	1,910	2,324	2,534
Total nonaccrual loans	66,157	66,671	66,869	71,657	60,506
Restructured loans	13,365	12,752	7,584	6,125	3,102
Total nonperforming loans	79,522	79,423	74,453	77,782	63,608
Other real estate owned (OREO)	18,305	16,818	18,087	4,145	4,301
Total nonperforming assets	97,827	96,241	92,540	81,927	67,909
Accruing loans past due 90 days or more	233	276	286	417	308
Total underperforming assets	$98,060	$96,517	$92,826	$82,344	$68,217

Allowance for loan and lease losses to
Nonaccrual loans	86.54%	86.71%	84.71%	82.77%	92.17%
Nonperforming loans	71.99%	72.79%	76.08%	76.25%	87.68%
Total ending loans	2.07%	2.07%	2.01%	2.05%	1.94%
Nonperforming loans to total loans	2.88%	2.84%	2.65%	2.69%	2.21%
Nonperforming assets to
Ending loans, plus OREO	3.51%	3.42%	3.27%	2.83%	2.36%
Total assets, including covered assets	1.59%	1.46%	1.41%	1.23%	0.94%

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

Capital expenditures, such as banking center expansions and technology investments, were $17.0 million and $10.1 million for the first nine months of 2010 and 2009, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of September 30, 2010, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.2 billion as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At both September 30, 2010 and December 31, 2009, the company had no short-term borrowings from the FHLB.  At September 30, 2010, and December 31, 2009, total long-term borrowings from the FHLB were $64.2 million and $339.7 million, respectively.  The total remaining borrowing capacity from the FHLB at September 30, 2010, was $259.7 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities.  The market value of investment securities classified as available-for-sale totaled $616.2 million at September 30, 2010.  Securities classified as held-to-maturity that are maturing in one year or less are also a source of liquidity and totaled $3.3 million at September 30, 2010.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At September 30, 2010, in addition to liquidity on hand of $424.6 million, First Financial had unused and available short-term wholesale funding of approximately $2.2 billion to fund any significant deposit runoff that may occur.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  In June 2010, banking regulators issued interagency guidelines on their evaluation of bargain purchase gains created in business combinations.  The guidance lists several situations in which the bargain purchase gain is to be excluded from capital during the one year period under which U.S. generally accepted accounting principles allow for adjustments to be made to the original asset and liability valuations (“conditional period”). Capital will be excluded for the calculations of legal lending limits, bank-to-parent dividend availability and any other business combination application.  The conditional period for First Financial’s acquisitions expired at the end of the third quarter of 2010.  Dividends paid to First Financial from its subsidiaries totaled $0.5 million for the first nine months of 2010.  As of September 30, 2010, First Financial’s subsidiaries had retained earnings of $369.8 million of which $240.7 million was available for distribution to First Financial at the end of the third quarter of 2010.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial Bancorp makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.3 million for each of the three months ended September 30, 2010, and 2009.  Interest expense was $1.0 million for the nine months ended September 30, 2010, and $0.9 million for the comparable period in 2009.  Through the execution of an interest-rate swap the company has fixed its interest rate on the debentures for the next 10 years at 6.20%.

During 2009, First Financial made quarterly dividend payments to the U.S. Treasury on the 80,000 perpetual preferred securities, which carried a 5.0% dividend rate for the first five years and a 9.0% rate thereafter. On February 24, 2010, First Financial Bancorp redeemed all of the $80.0 million of senior preferred shares issued to the U.S. Treasury in December 2008 under its Capital Purchase Program (CPP). First Financial included in its computation of earnings per diluted common share the impact of a non-cash, deemed dividend of $0.8 million, representing the unaccreted preferred stock discount remaining on the transaction date. This one-time deemed dividend was in addition to the first quarter 2010 preferred cash dividends paid through the redemption date, totaling $1.1 million.

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

On June 8, 2009, First Financial completed a public offering of 13.8 million shares of its common stock adding approximately $98.0 million of additional common equity, after offering related costs. As a result of the capital raise, the company's capital ratios strengthened and continued to significantly exceed the amounts necessary to be classified as well capitalized.

On February 2, 2010, First Financial completed a public offering of 6.4 million shares of its common stock adding approximately $91.2 million of additional common equity, after offering related costs.  This public offering completed the issuance of common shares available to be offered pursuant to a prospectus supplement and base prospectus filed as part of an existing shelf registration statement, filed with the Securities and Exchange Commission (SEC) on Form S-3.

Consolidated regulatory capital ratios at September 30, 2010, included the leverage ratio of 10.50%, Tier 1 ratio of 18.64%, and total capital ratio of 19.91%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $428.3 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 10.38% for the third quarter 2010 as compared to 9.55% for the linked quarter and 7.07% for the comparable year-over-year quarter.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of September 30, 2010, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2010, and December 31, 2009, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

U.S. Department of the Treasury Troubled Asset Relief Program
The U.S. Department of the Treasury (“Treasury”), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the company’s then risk-weighted assets.  Such preferred shares paid a dividend of 5% for the first five years and was to increase to 9% thereafter.  In addition, subject to certain limited exceptions, as a participant in the CPP, the company was prohibited from (a) increasing its dividend to common shareholders and (b) conducting share repurchases without prior approval of the Treasury.  First Financial also was subject to certain limitations on executive compensation as well as other conditions.  On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury.  On February 19, 2009, the registration statement was deemed effective by the SEC.

During February 2010, First Financial successfully completed a follow-on equity offering and, after deducting underwriting and other offering costs, received net proceeds of $91.2 million.  On February 24, 2010, First Financial used most of the net proceeds to redeem all of the $80 million in senior preferred shares issued to the U.S. Treasury in December 2008 under CPP.  Subsequent to the equity offering and redemption of the preferred shares, the Company experienced an increase in its already strong regulatory and GAAP capitalization levels.

In connection with the company’s participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share and expires on December 23, 2018.  As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  In June 2010, the U.S. Treasury conducted an auction of the warrants in which the warrants were sold in a public offering at a price of $6.70 per warrant.  This transaction represents the final step in the redemption process and the U.S. Treasury no longer owns any securities issued by First Financial.

The following table illustrates the actual and required capital amounts and ratios as of September 30, 2010, and the year ended December 31, 2009.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
SEPTEMBER 30, 2010
Total capital to risk-weighted assets
Consolidated	715,938	19.91%	287,624	8.00%	N/A	N/A
First Financial Bank	643,891	17.96%	286,771	8.00%	358,463	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	670,121	18.64%	143,812	4.00%	N/A	N/A
First Financial Bank	590,809	16.48%	143,385	4.00%	215,078	6.00%

Tier 1 capital to average assets
Consolidated	670,121	10.50%	254,343	4.00%	N/A	N/A
First Financial Bank	590,809	9.28%	253,916	4.00%	317,395	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2009
Total capital to risk-weighted assets
Consolidated	678,024	17.37%	312,285	8.00%	N/A	N/A
First Financial Bank	596,898	15.33%	311,566	8.00%	389,458	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	628,982	16.11%	156,143	4.00%	N/A	N/A
First Financial Bank	540,544	13.88%	155,783	4.00%	233,675	6.00%

Tier 1 capital to average assets
Consolidated	628,982	9.24%	271,557	4.00%	N/A	N/A
First Financial Bank	540,544	7.90%	272,760	4.00%	340,950	5.00%

CRITICAL ACCOUNTING POLICIES
First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies. These policies require the reliance on estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting. For First Financial, these areas currently include accounting for the allowance for loan and lease losses for uncovered and covered loans, FDIC indemnification asset, goodwill, pension and income taxes.

Allowance for Loan and Lease Losses – Uncovered Loans.  First Financial maintains the allowance for loan and lease losses at a level sufficient to absorb potential losses inherent in the uncovered loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors.  These evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, including, among others:

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

Allowance for Loan and Lease Losses – Covered Loans.  First Financial maintains an allowance for loan and lease losses on covered loans. For loans accounted for under FASB ASC Topic 310-30, expected cash flows are re-estimated periodically with any decline in expected cash flows recorded as provision expense on a discounted basis during the period. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The related, estimated reimbursement on covered loan losses due from the FDIC under loss sharing agreements is recorded as both FDIC loss sharing income and an increase to the FDIC indemnification asset.

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

FORWARD-LOOKING INFORMATION
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
•
the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, such as the U.S. Treasury’s TARP and the FDIC’s Temporary Liquidity Guarantee Program, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures;

•	the effects of and changes in policies and laws of regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);
•	inflation and possible changes in interest rates;
•	our ability to keep up with technological changes;
•	mergers and acquisitions, including costs or difficulties related to the integration of acquired companies, the wind-down of non-strategic operations and the duration of those wind-down activities;
•	the risk that exploring merger and acquisition opportunities may detract from management’s time and ability to successfully manage our company;
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

In addition, please refer to “Item 1A. Risk Factors” and our Annual Report on Form 10-K for the year ended December 31, 2009, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors.  Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

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

Presented below is the estimated impact on First Financial’s net interest income as of September 30, 2010, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2010	(9.14)%	(2.75)%	4.89%	6.93%

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 200 and down 100 basis points scenarios.  The analysis provides a framework as to what our overall sensitivity is as of our most recent reported position.  Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of September 30, 2010, assuming immediate, parallel shifts in interest rates and excluding the impact of the Irwin acquisition as noted above:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2010	(18.00)%	(8.21)%	5.43%	7.25%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 1.59% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings.

We make the following disclosure in connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank and Trust Company (Irwin Union Bank) by First Financial Bank from the FDIC as receiver for Irwin Union Bank.  The acquisition was completed pursuant to a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”).  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement.  Furthermore, with respect to the claims set forth below, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and the former subsidiaries of Irwin Union Bank for actions taken on or prior to September 18, 2009.  First Financial believes the matters discussed below qualify for indemnification.  Furthermore, discussions are ongoing with the FDIC regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries in connection with the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver.

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

As a result of the FDIC receivership of Irwin Union Bank, the bankruptcy of IFC, and the perceived desire of the parties to consider settlement options, several stipulations were entered into postponing various case management dates originally ordered by the court.  No reserves have been established for this litigation.

First Financial Bank continues to evaluate this matter, has engaged in discussions with Freedom and FDIC counsel, and expects to make a claim for indemnification with respect to the subsidiaries.

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

On October 23, 2009, First Financial requested indemnification from the FDIC for this matter under the Agreement and continues to explore possible resolution of the litigation.

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

Further Treasury “Stress Tests” and Other Actions may Adversely Affect Bank Operations and Value of Shares.
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

We expect credit quality to remain challenging and could continue to deteriorate for much of 2010 and into 2011, notably in commercial real estate. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that a deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations. Because we have substantially fewer nonperforming assets than many of our peers, the credit quality of our loan portfolio in recent quarters has and may continue to deteriorate at a faster rate than many of our peers.

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

Operating Risks
The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could adversely affect our business.
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
At September 30, 2010, we had $2.2 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 58,057,934 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Furthermore, in connection with our participation in the CPP, the U.S. Treasury received a warrant as discussed under “-The U.S. Department of the Treasury Troubled Asset Relief Program”, and we have agreed to provide the U.S. Treasury with certain anti-dilutive adjustments.  The purchasers of our warrants in the second quarter of 2010 have these same rights.  Any issuance of additional common shares as a result of exercise of the warrant or otherwise or the issuance of securities convertible or exercisable into common shares would dilute the ownership interest of our existing common shareholders.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.
We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

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
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	difficulty or added costs in the wind-down of non-strategic operations;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company;
•	difficulty in estimating the value (including goodwill) of the target company;
•	difficulty in receiving appropriate regulatory approval for any proposed transaction;
•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and
•	potential changes in accounting, banking, or tax laws or regulations that may affect the target company.

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
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on September 30, 2010, our bank subsidiary had an additional $240.7 million available to pay dividends to us without prior regulatory approval.

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
We maintain an available for sale investment securities portfolio which includes assets with various types of instruments and maturities.  At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available for sale securities are recognized in shareholders equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value and recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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
The success of these acquisitions will depend, in part, on First Financial’s ability to successfully combine the acquired businesses and assets with First Financial’s business and First Financial’s ability to successfully manage the significant loan portfolio that was acquired. As with any acquisition involving a financial institution, particularly with respect to the acquisition nearly doubling the size of First Financial and the large increase in the number of bank branches, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect First Financial’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by differences between the organizations. Although First Financial had significant operations in the principal regional markets in which the acquired entities operated, the loss of key employees of these entities could adversely affect First Financial’s ability to successfully conduct business in certain local markets in which the entities operated, which could have an adverse effect on First Financial’s financial results. Integration efforts will also divert attention and resources from First Financial’s management. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate the institutions or wind-down/exit non-strategic businesses.  If First Financial experiences difficulties with, or delays in, the integration or wind-down processes, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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
Portions of the market areas represented by Irwin Union Bank and Irwin FSB, including those in Arizona, California, Nevada and Utah, are areas in which First Financial historically conducted no banking activities. Although First Financial has indicated it plans to divest itself of banking centers in areas outside its strategic footprint (and has exited all markets in the west with respect to branch operations as of September 30, 2010), in the interim, First Financial must effectively integrate these new markets to retain and expand the business currently conducted by these branches while maintaining appropriate risk controls. The ability to compete effectively in the new markets will be dependent on First Financial’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Irwin who know their markets better than First Financial does.

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

The acquisitions have increased First Financial’s commercial real estate loan portfolio, which have a greater credit risk than traditional residential mortgage loans.
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
We have determined that the acquisitions of the net assets of Peoples and Irwin constitute business combinations as defined under GAAP. Accordingly, the assets acquired and liabilities assumed have been presented by us in our financial statements at their fair values as required. In many cases, the determination of these fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Under GAAP, these fair value estimates were considered preliminary, and remained subject to change for up to one year after the closing dates of the acquisitions as additional information relative to closing date fair values became available.  The one year measurement period expired at the end of the third quarter 2010.  We and the FDIC are engaged in on-going discussions that may impact which assets and liabilities were acquired or assumed by First Financial and/or the associated purchase prices. Based upon these discussions, there could be further adjustments to those assets acquired or assumed.  Should future material adjustments be considered necessary, those adjustments would be reflected in that current period.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates. Any future changes to such measures or determinations could adversely affect our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum Number
	Total Number	Average	Purchased as	of Shares that may
	of Shares	Price Paid	Part of Publicly	yet be purchased
Period	Purchased (1)	Per Share	Announced Plans (2)	Under the Plans
July 1 through
July 31, 2010	1,845	$15.00	0	4,969,105
August 1 through
August 31, 2010	0	0.00	0	4,969,105
September 1 through
September 30, 2010	375	16.02	0	4,969,105
Total	2,220	$15.17	0	4,969,105

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

	(a)	(b)
	Total Number	Average
	of Shares	Price Paid
	Purchased	Per Share
Period
First Financial Bancorp Thrift Plan
July 1 through
July 31, 2010	0	$0.00
August 1 through
August 31, 2010	0	0.00
September 1 through
September 30, 2010	0	0.00
Total	0	$0.00

Director Fee Stock Plan
July 1 through
July 31, 2010	1,845	$15.00
August 1 through
August 31, 2010	0	0.00
September 1 through
September 30, 2010	0	0.00
Total	1,845	$15.00

Stock Plans
July 1 through
July 31, 2010	0	$0.00
August 1 through
August 31, 2010	0	0.00
September 1 through
September 30, 2010	375	16.02
Total	375	$16.02

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

10.13	First Financial Bancorp. Amended and Restated Severance Pay Plan as approved April 28, 2008 (filed as Exhibit 10.19 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.14	Terms of First Financial Bancorp. Short-Term Incentive Plan (2007) (incorporated herein by reference to the Form 8-K filed on May 4, 2007).*

10.15
First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008 (filed as Exhibit 10.21 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.16	Form of Agreement for Restricted Stock Award (2008) (filed as Exhibit 10.22 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.17	Long-Term Incentive Plan Grant Design (2008) (filed as Exhibit 10.23 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.18	Short-Term Incentive Plan Design (2008) (filed as Exhibit 10.24 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

10.19
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference herein, between First Financial and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).

10.20
Form of Waiver, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.21
Form of Letter Agreement, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.3 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.22	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2005 Awards (filed as Exhibit 10.24 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.23	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.24	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*

10.25	Terms of First Financial Bancorp. Short-Term Incentive Plan (2009) (incorporated herein by reference to the Form 8-K filed on April 16, 2009).*

10.26	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.27	First Financial Bancorp. 2009 Non-Employee Director Stock Plan (filed as Appendix B to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*

10.28
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.29
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp.  2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.30
Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008 (filed as Exhibit 10.31 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.31
Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees (filed as Exhibit 10.32 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.32
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Employee Plan (3-year vesting/accrual of dividends) (filed as Exhibit 10.33 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).*

10.33
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).*

10.34	First Financial Bancorp. Short-Term Incentive Plan (2010) (filed as Exhibit 10.1 to the Form 8-K filed on October 29, 2010 and incorporated herein by reference).*

14	First Financial Bancorp. Code of Business Conduct and Ethics as amended April 27, 2010 (filed as Exhibit 14 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ Anthony M. Stollings
J. Franklin Hall		Anthony M. Stollings
Executive Vice President and		Senior Vice President, Chief Accounting
Chief Financial Officer		Officer, and Controller

Date	11/9/10	Date	11/9/10