Form 10-K
period 2010-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2011-02-28
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☒ Yes     ☐  No

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
☒ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐  No

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
☐ Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2010, was $844,833,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of February 25, 2011, there were issued and outstanding 58,050,778 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Parts I, II and IV.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2011 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I

Item 1.  Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial), was formed in 1982.  First Financial is a bank holding company headquartered in Cincinnati, Ohio.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (Bank).  First Financial Capital Advisors LLC (FFCA) is a wholly owned subsidiary of First Financial which had previously served as a registered investment advisor and assisted the Bank with the investment management of its trust assets.  First Financial expects to execute a dissolution strategy of FFCA, which should be completed in 2011.  Another subsidiary of First Financial is First Financial (OH) Statutory Trust II (Statutory Trust II) which was established to facilitate raising regulatory capital in the form of corporation-obligated mandatory redeemable capital securities of subsidiary trust—commonly referred to as Trust Preferred Securities.  This subsidiary was deconsolidated effective January 1, 2004, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810 Consolidation.  Since it does not itself conduct any operating businesses, First Financial must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of common stock.  For further information see Note 6 of the Notes to Consolidated Financial Statements appearing on page 41 of First Financial's Annual Report to Shareholders, which is incorporated by reference in response to this item.  First Financial’s oldest subsidiary, First Financial Bank, was founded in 1863.

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending, and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, office buildings).  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits, and cash management services for commercial customers. A full range of trust and asset management services is also provided through First Financial’s Wealth Management division.

Commercial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables, and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  In 2010, First Financial began to offer lease and equipment financing through a wholly-owned subsidiary of Bank, First Financial Equipment Finance LLC, (First Equipment Finance) primarily in its principal markets.  First Equipment Finance delivers financing solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.  Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

With the acquisitions that occurred in the third quarter of 2009, commercial lending activities include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that have sound economics, low closure rates, and brand awareness within specified local, regional, or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

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

The majority of residential real estate loans originated by the Bank conforms to secondary market underwriting standards and is sold within a short timeframe to unaffiliated third parties, including the future servicing rights to the loans.  The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans.

Consumer loans are primarily loans made to individuals.  Types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, key indicators of the ability to repay.  A certain level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers.  Both factors help provide diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

First Financial has minimal foreign currency transactions and in general, does not have a significant exposure to foreign currencies.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2010, and is incorporated herein by reference.

At December 31, 2010, First Financial and its subsidiaries had 1,664 employees.

First Financial's executive office is located at 201 East Fourth Street, Suite 1900, Cincinnati, Ohio 45202, and the telephone number is (513) 979-5837.  First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Information” link, under “SEC Filings.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The list of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.

Business Combinations
During the third quarter of 2009, through Federal Deposit Insurance Corporation (FDIC)-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (Irwin Union Bank and Irwin FSB, collectively, Irwin). The company also acquired 3 Indiana banking centers including related deposits and loans, from Irwin in a separate and unrelated transaction prior to the FDIC-assisted transactions. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the company through the generation of additional capital. Through these three transactions, the company added a total of 49 banking centers, including 34 banking centers within the company’s primary markets.  As previously discussed elsewhere, First Financial has or will exit the markets outside of its pre-Irwin acquisition footprint.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans and other real estate owned (OREO) (collectively, “covered assets”), beginning with the first dollar of loss.  Covered loans now represent nearly half of First Financial’s loans. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

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

Market and Competitive Information
First Financial, through its regionalization efforts and business model, has focused its subsidiary bank to deliver a community banking philosophy to its clients.  First Financial currently serves a combination of metropolitan and non-metropolitan markets primarily in Indiana, Ohio, Kentucky, and Michigan through its full-service banking centers.  See also “Item 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary” for a discussion of divestiture of Michigan and Louisville markets.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of financial success.

The company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other sections of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.  Late in 2007, the overall national economy was negatively impacted by the deterioration of the subprime lending market, which quickly developed into a credit and liquidity crisis in other sectors of the financial services industry.  This resulted in the implementation of a number of government sponsored programs designed to invest capital and liquidity into the financial services sector for the purposes of strengthening consumer confidence and stimulating lending activity.  However, First Financial’s strong liquidity and capital position combined with conservative lending practices has allowed the company, to this point, to significantly mitigate macro-economic risk.

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

Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency (OCC). All depository institutions and their deposits are insured up to the legal limits by the Deposit Insurance Fund (DIF) which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act (FDIA).

Insurance of Accounts
On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of certain non-interest bearing accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution up to the permissible limit of $250,000.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the DIF. The Federal Deposit Insurance Act of 2005 provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given timeframe. The DIF reserve ratio calculated by the FDIC at September 30, 2010 was a negative 0.15% and therefore, the FDIC needed to increase premiums charged to banks.

In 2010, the annual insurance premiums on bank deposits insured by the DIF varied between $0.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter 2009 and all of 2010, 2011 and 2012. First Financial Bank prepaid $17.1 million of such premium on December 30, 2009 and $10.3 million remained as a prepaid balance at December 31, 2010. The expense related to this prepayment is anticipated to be recognized over the next two years based on actual calculations of quarterly premiums.

The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater than $10 billion, including changing the assessment base from deposits to total average assets less Tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion. As a result of these changes, First Financial’s FDIC insurance expense is expected to decrease by approximately $1.6 million in 2011 as compared to 2010.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2010 ranged from $0.0102 to $0.0104 for each $100 of deposits. Financing Corporation assessments of $0.5 million, $0.3 million and $0.3 million were paid by First Financial Bank for 2010, 2009, and 2008, respectively.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

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

Recent Legislation, Other Regulatory Developments and Pending Legislation

Emergency Economic Stabilization Act of 2008
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enabled the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA included, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections. In December 2009, the Secretary of the Treasury announced the extension of the TARP to October 2010, but indicated that not more than $550 billion of the total authorized would actually be deployed.

The U.S. Department of the Treasury (Treasury), working with the Federal Reserve Board, established late in 2008 the TARP Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the Company’s then risk-weighted assets.  Such preferred shares paid a dividend of 5% for the first five years and was to increase to 9% thereafter.  In addition, subject to certain limited exceptions, as a participant in the CPP, the Company was prohibited from (a) increasing its dividend to common shareholders and (b) conducting share repurchases without prior approval of the Treasury.  First Financial also was subject to certain limitations on executive compensation as well as other conditions.  On January 21, 2009, First Financial filed a registration statement on Form S-3 with the SEC to register these securities as required by the security purchase agreement with the Treasury.  On February 19, 2009, the registration statement was deemed effective by the SEC.

During February 2010, First Financial successfully completed a follow-on common equity offering and, after deducting underwriting and other offering costs, received net proceeds of $91.2 million.  On February 24, 2010, First Financial used most of the net proceeds to redeem all of the $80.0 million in senior preferred shares issued to the Treasury in December 2008 under CPP.  Subsequent to the equity offering and redemption of the preferred shares, the Company experienced an increase in its already strong regulatory and GAAP capitalization levels.

In connection with the Company’s participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share and expires on December 23, 2018.  As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  In June 2010, the Treasury conducted an auction of the warrants in which the warrants were sold in a public offering at a price of $6.70 per warrant.  This transaction represented the final step in the redemption process and the Treasury no longer owns any securities issued by First Financial.

To participate in CPP, we were required to meet certain appropriate standards for executive compensation and corporate governance, which were significantly amended by the American Recovery and Reinvestment Act of 2009, and included the following:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Dodd-Frank Act) that implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

•
centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts;  smaller financial institutions, including First Financial Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws;

•	apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;
•
require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
•	implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all public companies, not just financial institutions;
•
make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts starting July 2011;
•	increase the authority of the Federal Reserve to examine First Financial Bancorp and its non-bank subsidiaries.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).  To date, no proposed regulations have been issued.

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on First Financial, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

On December 17, 2009, the Basel Committee issued a set of proposals (2009 Capital Proposals) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital.  Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital.  Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (2009 Liquidity Proposals).  The 2009 Liquidity Proposals include the implementation of (i) a liquidity coverage ratio (LCR), designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a net stable funding ratio (NSFR), designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including First Financial Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;
•	a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;
•	a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period;
•	an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;
•	restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;
•	deduction from common equity of deferred tax assets that depend on future profitability to be realized;
•	increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities; and
•
for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR.  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

First Financial continues to monitor all developments related to Basel III.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;
•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and
•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

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
Our other real estate owned (“OREO”) portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as is currently being experienced and as experienced from 2008 through 2010.

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
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur and/or be detected in periods of general economic uncertainty, such as at the present time. We may also fail to receive full information with respect to the risks of a counterparty.  In addition, in cases where we have extended credit against collateral, we may find that we are under secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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
Late in 2008 we began to experience a downturn in the overall credit performance of our loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels and decreased sources of liquidity are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions have contributed to an increase in our loan loss reserves.

We expect credit quality to remain challenging and continue to deteriorate in 2011, notably in commercial real estate. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations. Because we have fewer nonperforming assets than many of our peers, the credit quality of our loan portfolio in recent quarters has and may continue to deteriorate at a faster rate than many of our peers.

The results of the internal stress test may not accurately predict the impact on our company if the condition of the economy were to continue to deteriorate.
During the last two years, we conducted a number of internal stress tests. These stress tests were based on the tests that were administered to the nation’s 19 largest banks in 2009 by the Treasury in connection with its Supervisory Capital Assessment Program. Under the stress tests, we applied the Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

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
At December 31, 2010, we had $2.3 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 58,050,778 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The issuance of additional common shares as a result of the exercise of our outstanding warrants or the issuance of securities convertible or exercisable into common shares would dilute the ownership interest of our existing common shareholders.  The market price of our common shares could decline as a result of an equity offering as well as other sales of a large block of common shares or similar securities in the market after this offering, or the perception that such sales could occur.

We are also authorized to issue 80,000 preferred shares of which none are outstanding as of December 31, 2010.

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

To enhance liquidity, we may from time to time borrow under credit facilities or other indebtedness. As a result of recent turbulence in the capital and credit markets, many lenders and institutional investors have reduced or ceased to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings.

Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace existing credit facilities, could have a material adverse effect on our liquidity and on our ability to pay dividends on our common shares and interest and principal on our debt.

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
Our future operating results depend substantially upon the continued service of its executive officers and key personnel. Our future operating results also depend in significant part upon its ability to attract and retain qualified management, lending, financial, technical, marketing, sales, and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

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

See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2010 for more information.

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
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on December 31, 2010, our bank subsidiary had an additional $192.6 million available to pay dividends to us without prior regulatory approval.

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
In connection with the acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Business Risks – Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the factors affecting the levels of these charge-offs.

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
The success of these acquisitions will depend, in part, on First Financial’s ability to successfully combine the acquired businesses and assets with First Financial’s business and First Financial’s ability to successfully manage the significant loan portfolio that was acquired. As with any acquisition involving a financial institution, particularly with respect to the acquisition nearly doubling the size of First Financial, the large increase in the number of bank branches, and new areas of lending, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect First Financial’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by differences between the organizations. Although First Financial had significant operations in the principal regional markets in which the acquired entities operated, the loss of key employees of these entities could adversely affect First Financial’s ability to successfully conduct business in certain local markets in which the entities operated, which could have an adverse effect on First Financial’s financial results. Integration efforts will also divert attention and resources from First Financial’s management. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate the institutions or wind-down/exit non-strategic businesses.  If First Financial experiences difficulties with, or delays in, the integration or wind-down processes, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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
Portions of the market areas represented by Irwin Union Bank and Irwin FSB, including those in Arizona, California, Nevada and Utah, are areas in which First Financial historically conducted no banking activities. Although First Financial has divested and continues to divest itself of banking centers in areas outside its strategic footprint, First Financial must effectively integrate these new markets to manage the business currently conducted by these former branches, while maintaining appropriate risk controls. The ability to effectively manage assets and liabilities in these markets will be dependent on First Financial’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Irwin who know their markets better than First Financial does.

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
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial purchased, subject to the terms of a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”), all of the stock of each of the subsidiaries of Irwin Union Bank.  Prior to the acquisition, the operations of subsidiary Irwin Mortgage had been discontinued:  (a) in September 2006 a majority of its assets were sold, including the production and most of the headquarters operations; and (b) in January 2007 the bulk of Irwin Mortgage’s portfolio of mortgage servicing rights were sold to various purchasers as well as the servicing platform. Irwin Mortgage continues to wind-down, including its prior activities in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation.  There are currently claims against certain former Irwin Union Bank subsidiaries for alleged actions taken by the subsidiaries prior to September 18, 2009.  Some of these claims also involve Irwin Union Bank prior to it being placed in receivership and with respect to Irwin Union Bank, are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and its former subsidiaries for actions taken on or prior to September 18, 2009.  Furthermore, with respect to the claims involving the subsidiaries, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement.  There can be no assurances the FDIC will agree with our positions regarding indemnification.

Although the assets and liabilities that the FDIC as receiver determines are subject to First Financial’s indemnification claims will be covered by the FDIC as receiver and thus excluded from the Purchase Agreement, First Financial may discover other inconsistencies in standards, controls, procedures and policies that adversely affect First Financial’s ability to achieve the anticipated benefits of the acquisition of Irwin and could distract management from implementing its strategic plan.  Furthermore, unless the FDIC as receiver assumes the defense of such claims, First Financial will have to expend considerable time and effort to defend the actions, subject to such indemnification.

We have identified a number of claims (and are evaluating others) against which we believe we should be indemnified pursuant to the Purchase Agreement, and we have submitted and expect to continue to submit requests for indemnification to the FDIC as receiver. The process of seeking indemnification from the FDIC as receiver with respect to such litigation could be time-consuming and subject to dispute. Further, until the FDIC as receiver has approved and reimbursed us for the claims for which we should be indemnified, we could be exposed to liabilities arising from the defense of such claims.  Discussions are ongoing with the FDIC regarding indemnification with respect to certain actions taken by Irwin and/or its subsidiaries prior to September 18, 2009.

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
Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms.  Because of the timing of the acquisitions, the internal control over financial reporting of Peoples’ and Irwin’s banking operations were excluded from the evaluation of effectiveness of our disclosure controls and procedures from the time of acquisition through June 30, 2010, but have been included since that time, including December 31, 2010.  As a result of the Peoples and Irwin acquisitions, however, we have implemented changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the Peoples and Irwin acquisitions, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our Exchange Act reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Certain fair value estimates and other measures associated with the assets of Peoples and Irwin acquired from the FDIC, if materially inaccurate, could adversely affect our financial condition and results of operations.
We have determined that the acquisitions of the net assets of Peoples and Irwin constituted business combinations as defined under GAAP. Accordingly, the assets acquired and liabilities assumed have been presented by us in our financial statements at their fair values as required. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Under GAAP, these fair value estimates were considered preliminary and subject to change for up to one year after the closing dates of the acquisitions, as additional information relative to closing date fair values became available. The one year adjustment period for estimated fair market values expired at the end of the third quarter 2010. We and the FDIC are engaged in on-going discussions regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries in connection with the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver.  In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates. Any future changes to such measures or determinations could adversely affect our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The registrant and its subsidiaries operate from 114 banking centers.  Its strategic operating markets are located within the four state regions of Ohio, Indiana, Kentucky, and Michigan where it operates 58 banking centers are located in Ohio, including First Financial's executive office in Cincinnati, Ohio; 47 banking centers are located in Indiana; 5 banking centers are located in Kentucky; and 4 banking centers located in Michigan.

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

Litigation in Connection with Loans Purchased by Former Irwin Subsidiaries from Freedom Mortgage Corporation

On January 22, 2008, Irwin Union Bank and Irwin Home Equity Corporation (IHE), filed suit against Freedom Mortgage Corporation (Freedom) in the United States District Court for the Northern District of California, Oakland Division, Irwin Union Bank, et al. v. Freedom Mortgage Corp. (the “First California Action”), for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and/or IHE had purchased from Freedom. Irwin Union Bank and IHE are seeking damages in excess of $8 million from Freedom.

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

Copper Sands Homeowners Association, Inc., et al v. Copper Sands Realty, LLC, et al., U.S. District Court, District of Nevada, Case No. 2:10-cv-510-RCJ-LRL (formerly in the District Court, Clark County, Nevada, Case No. A560139, Dept. No. XIX).

This case was originally filed as a construction defect case in the Clark County, Nevada, District Court on April 1, 2008.  On or about March 10, 2010, a Second Amended Complaint was filed adding 17 new plaintiffs and 28 new defendants (including Irwin Mortgage Corporation), and expanding the case into a fraud and conspiracy putative class action.  On or about April 9, 2010, the case was removed to the United States District Court, District of Nevada, by newly-named defendant Countrywide Home Loans, Inc.  No class has been certified and no class certification motion is pending.

Plaintiffs consist of a Nevada homeowners association and individual homeowners purportedly suing on their own behalf – and on behalf of all others similarly situated – and “POE (DOE) Homeowners 1-2000.”  Plaintiffs allege they suffered damages when an apartment complex was converted into condominiums by means of allegedly shoddy construction in which defects were purportedly concealed, debts were undisclosed and appraisals on the property were inflated.  Defendants consist of, among others, a realty company and its associated individuals and companies, contractors and their related companies, and lenders, including Irwin Mortgage.  Sales of the condominium units allegedly occurred from November 23, 2004 through September 17, 2009.  In November 2004, the realty company allegedly issued a public offering statement concerning the sale of the condominium units.  Plaintiffs claim the offering statement contained misstatements and omissions regarding alleged defects on the property.

With respect to Irwin Mortgage, plaintiffs allege that in November 2004, Irwin Mortgage, through an authorized representative, sought and obtained project approval from the Federal National Mortgage Association (FNMA or Fannie Mae) for the sale of condominiums so that Fannie Mae would commit to purchase mortgage loans made on individual units by any lender.  Plaintiffs further allege that Fannie Mae would have withheld approval had it been made aware of numerous violations and defects on the property.  (Plaintiffs also allege that certain defendants withheld information from other defendants, including Irwin Mortgage.)  Plaintiffs also allege that as a result of incomplete repairs, nondisclosures, misinformation, inaccurate reserves, inadequate budget, and other acts and omissions, the individual plaintiffs were misled into purchasing and obtaining financing for units without full knowledge of, and insufficient reserves to pay for, the pervasive defects, and that the homeowners association’s ability to maintain the property was compromised.

The complaint contains 22 claims for relief, several of which are against Irwin Mortgage, including claims for:
•	negligence (alleging Irwin Mortgage had a duty to exercise reasonable care in arranging for and providing loans for the purchase of units);
•
negligent misrepresentation (alleging Irwin Mortgage had a duty to disclose all facts it knew or should have known would be material to persons and entities inspecting, approving, appraising, financing or otherwise acting regarding the property);

•	breach of contract (alleging Irwin Mortgage was required to disclose all material facts in connection with its contracts with plaintiffs related to the purchase of units);
•	breach of implied warranties (alleging Irwin Mortgage had an implied warranty to perform services with reasonable care and skill, which allegedly included discovering defects in the property);
•
fraud (alleging that in seeking approval from Fannie Mae for the condominium conversion, Irwin Mortgage and others embarked on a scheme to mislead Fannie Mae and prospective purchasers regarding the defects on the property, and misled the purchasers into taking out excessive loans based on inflated appraisals);

•	consumer fraud and deceptive trade practices;
•
RICO (alleging that Irwin Mortgage provided financing and furnished assistance in the conduct of the realty company and other defendants with the intent of furthering their criminal objectives; and also alleging that Irwin Mortgage knew that other defendants were using false pretenses to obtain signatures, property and money from government regulators and prospective purchasers, and that this alleged scheme coincided with the goals of other defendants (including Countrywide) to generate mortgage loans in the highest amounts possible to obtain high fees and then quickly resell the loans on the secondary mortgage market).

Plaintiffs seek compensatory damages, treble, and punitive damages, attorneys’ fees, costs, pre- and post-judgment interest, and other relief the court deems just.  No damage figure is alleged other than that compensatory damages exceed $50,000.

On June 14, 2010, Irwin Mortgage answered plaintiffs’ Second Amended Complaint and filed a Cross-Claim for indemnity against the principal defendant, Copper Sands Realty, LLC.  Plaintiffs’ counsel circulated a Stipulated Discovery Plan and Proposed Scheduling Order, which has subsequently been amended.  On August 27, 2010, Irwin Mortgage filed its Initial Disclosures as required.  Plaintiffs’ counsel is in the process of scheduling and conducting a number of depositions, and discovery is in progress.

Because of the large number of defendants in the case, each of whom is alleged to be in some manner responsible for plaintiffs’ claimed losses, and because the transactions involved are complicated and the purported defects are different for each of the units, the causal chains in this matter are sufficiently complex that it is not possible at this time to estimate the portion of plaintiffs’ claimed damages, if any, for which Irwin Mortgage could be held legally responsible.  No reserves have been established for this litigation.

First Financial Bank expects to make a claim with the FDIC as receiver for indemnification with respect to Irwin Mortgage in this litigation.

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

General Litigation

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

On at least a quarterly basis, First Financial assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that First Financial will incur a loss and the amount of the loss can be reasonably estimated, First Financial records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, First Financial has not accrued legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, First Financial’s management believes that its established legal reserves are currently adequate. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to First Financial’s consolidated financial position, consolidated results of operations or consolidated cash flows.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial had 3,258 shareholders of record of its outstanding common shares as of February 25, 2011.  First Financial's common stock is listed on The Nasdaq Stock Market®. The information contained on page 63 in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2010 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) (1)	(c) (1)

Equity compensation plans approved by security holders	2,613,658	$14.03	1,339,299

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under First Financial’s 2009 Employee Stock Plan (Stock Plan), 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All four plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 57,336 are available for future issuance under the Director Plan, and 1,281,963 are available under the Stock Plan.

Performance graph
The stock performance graph contained in “Total Return to Shareholders” on page 64 of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
N/A.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2010
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	1,845	16.58	NA	NA
Stock Plans	0	0.00	NA	NA
November 1 to November 30, 2010
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	16,599	17.73	NA	NA
December 1 to December 31, 2010
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	35,744	18.91	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	1,845	$16.58	NA
Stock Plans	52,343	$18.54	NA

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, and 2009 Non-Employee Director Stock Plan.  (The last four plans are referred to hereafter as the Stock Plans.)  The following tables show the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

(2)
First Financial has one remaining previously announced stock repurchase plans under which it is currently authorized to purchase shares of its common stock.   The plan has no expiration date.  The table that follows provides additional information regarding this plan.  No shares were repurchased under this plan in 2010.

Total Shares
	Total Shares	Repurchased
Announcement	Approved for	Under	Expiration
Date	Repurchase	The Plan	Date
01/25/2000	7,507,500	2,538,395	None

Item 6.  Selected Financial Data.
The information contained in Table 1 on page 11 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section, (pages 10 through 63) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated herein by reference in response to this item.

Forward Looking Statements
Certain statements contained in this news release which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the ‘‘Act’’).  In addition, certain statements in future filings by First Financial with the SEC, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of First Financial or its management or board of directors, and statements of future economic performances and statements of assumptions underlying such statements.  Words such as ‘‘believes’’, ‘‘anticipates’’, “likely”, “expected”, ‘‘intends’’, and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Management’s analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, such performance involves risks and uncertainties that may cause actual results to differ materially.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

▪	management’s ability to effectively execute its business plan;
▪
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

▪	the ability of financial institutions to access sources of liquidity at a reasonable cost;
▪
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

▪	the effect of and changes in policies and laws or regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);
▪	inflation and possible changes in interest rates;
▪	our ability to keep up with technological changes;
▪	our ability to comply with the terms of loss sharing agreements with the FDIC;
▪	mergers and acquisitions, including costs or difficulties related to the integration of acquired companies and the wind-down of non-strategic operations that may be greater than expected;
▪	the risk that exploring merger and acquisition opportunities may detract from management’s time and ability to successfully manage our company;
▪
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

▪	our ability to increase market share and control expenses;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC;
▪	adverse changes in the securities and debt markets;
▪	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;
▪
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (Federal Reserve) and the U.S. government and other governmental initiatives affecting the financial services industry;

▪	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan losses; and

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
The information contained on pages 24 and 25 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of independent registered public accounting firm included on pages 32 through 62 of the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2010, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data on page 63 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included on pages 30 and 31 in First Financial’s Annual Report to Shareholders for the year ended December 31, 2010, are incorporated herein by reference.

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

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” “Corporate Governance,” and “Compliance with Section 16(a) of the Exchange Act” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 24, 2011, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct and Ethics (the Code), which applies to First Financial’s directors, officers and employees.  The Code is available through First Financial’s website, www.bankatfirst.com under the “Investor Information” link, under “Corporate Governance.”

Item 11.  Executive Compensation.
The information appearing under "Meetings of the Board of Directors and Committees of the Board," “Compensation Discussion and Analysis,” "Executive Compensation," “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" of First Financial's Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under “Securities Authorized for Issuance Under Equity Compensation Plans,” and "Shareholdings of Directors, Executive Officers, and Nominees for Director" of First Financial's Proxy Statement is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 21 of the Notes to Consolidated Financial Statements included on page 58 of First Financial's Annual Report to Shareholders is incorporated herein by reference in response to this item.  Reference is also made to information appearing under “Corporate Governance - Transactions with Related Parties” of First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm Fees” of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

			Page*

(a)	Documents filed as a part of the Report:

		Reports of Independent Registered Public Accounting Firm	31

		Consolidated Balance Sheets as of December 31, 2010 and 2009	32

		Consolidated Statements of Income for year ended
		December 31, 2010, 2009, and 2008	33

		Consolidated Statements of Cash Flows for year ended
		December 31, 2010, 2009, and 2008	34

		Consolidated Statements of Changes in Shareholders' Equity
		for year ended December 31, 2010, 2009, and 2008	35

		Notes to Consolidated Financial Statements	36

	(2)	Financial Statement Schedules:

		Schedules to the consolidated financial statements
		required by Regulation S-X are not required under the
		related instructions, or are inapplicable, and therefore
		have been omitted	N/A

*The page numbers indicated refer to pages of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2010 which are incorporated herein by reference.

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

10.2
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3, Registration No. 333-86781).*

10.3
First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2006 (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).*

10.4
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.5	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.6	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.7	First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.8	Form of Stock Option Agreement for Incentive Stock Options (2005 – 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.9	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference).*

10.10
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated December 28, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.11
Amended and Restated Employment and Non-Competition Agreement between C. Douglas Lefferson and First Financial Bancorp. dated December 31, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.12
Amended and Restated Employment and Non-Competition Agreement between J. Franklin Hall and First Financial Bancorp. dated January 1, 2011, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.13
Amended and Restated Employment and Non-Competition Agreement between Gregory A. Gehlmann and First Financial Bancorp. dated December 31, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.14
Amended and Restated Employment and Non-Competition Agreement between Samuel J. Munafo and First Financial Bancorp. dated December 29, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

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

10.35	First Financial Bancorp. Short-Term Incentive Plan (2010) (filed as Exhibit 10.1 to the Form 8-K filed on October 29, 2010 and incorporated herein by reference).*

13	Registrant's annual report to shareholders for the year ended December 31, 2010.

14
First Financial Bancorp. Code of Business Conduct and Ethics, as approved January 23, 2007 (filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

21	First Financial Bancorp. Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

99.1	Certification by the CEO required by the Emergency Economic Stabilization Act.

99.2	Certification by the CEO required by the Emergency Economic Stabilization Act.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
President & Chief Executive Officer

Date	2/22/11

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ J. Franklin Hall
Claude E. Davis, Director		J. Franklin Hall,
President & Chief Executive Officer		Executive Vice President & Chief Financial Officer

Date	2/22/11	Date	2/22/11

/s/ Murph Knapke		/s/ Anthony M. Stollings
Murph Knapke, Director		Anthony M. Stollings, Senior Vice President,
Chairman of the Board		Chief Accounting Officer, & Controller

Date	2/22/11	Date	2/22/11

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/22/11	Date	2/22/11

/s/ Cynthia O. Booth		/s/ Donald M. Cisle
Cynthia O. Booth, Director		Donald M. Cisle, Director

Date	2/22/11	Date	2/22/11

/s/ Mark A. Collar		/s/ Corinne R. Finnerty
Mark A. Collar, Director		Corinne R. Finnerty, Director

Date	2/22/11	Date	2/22/11

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/22/11	Date	2/22/11

/s/ Richard E. Olszewski		/s/ Maribeth S. Rahe
Richard E. Olszewski, Director		Maribeth S. Rahe, Director

Date	2/22/11	Date	2/22/11