Form 10-Q
period 2011-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2011-05-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 East Fourth Street, Suite 1900
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (877) 322-9530

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2011
Common stock, No par value	58,252,838

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$96,709	$105,981
Interest-bearing deposits with other banks	387,923	176,952
Investment securities available-for-sale, at market value (cost $1,011,416 at March 31, 2011 and $904,546 at December 31, 2010)	1,024,684	919,110
Investment securities held-to-maturity (market value $17,217 at March 31, 2011 and $18,066 at December 31, 2010)	16,780	17,406
Other investments	78,689	78,689
Loans held for sale	6,813	29,292
Loans:
Commercial	794,821	800,253
Real estate-construction	145,355	163,543
Real estate-commercial	1,131,306	1,139,931
Real estate-residential	268,746	269,173
Installment	66,028	69,711
Home equity	339,590	341,310
Credit card	28,104	29,563
Lease financing	7,147	2,609
Total loans, excluding covered loans	2,781,097	2,816,093
Less: Allowance for loan losses	53,645	57,235
Net loans - uncovered	2,727,452	2,758,858
Covered loans	1,336,015	1,481,493
Less: Allowance for loan losses	31,555	16,493
Net loans – covered	1,304,460	1,465,000
Net loans	4,031,912	4,223,858
Premises and equipment	115,873	118,477
Goodwill	51,820	51,820
Other intangibles	5,227	5,604
FDIC indemnification asset	207,359	222,648
Accrued interest and other assets	290,692	300,388
TOTAL ASSETS	$6,314,481	$6,250,225

LIABILITIES
Deposits:
Interest-bearing	$1,136,219	$1,111,877
Savings	1,628,952	1,534,045
Time	1,702,294	1,794,843
Total interest-bearing deposits	4,467,465	4,440,765
Noninterest-bearing	749,785	705,484
Total deposits	5,217,250	5,146,249
Federal funds purchased and securities sold under agreements to repurchase	87,973	59,842
Long-term debt	102,976	128,880
Other long-term debt	20,620	20,620
Total borrowed funds	211,569	209,342
Accrued interest and other liabilities	177,698	197,240
TOTAL LIABILITIES	5,606,517	5,552,831

SHAREHOLDERS' EQUITY
Common stock - no par value
Authorized - 160,000,000 shares Issued - 68,730,731 shares in 2011 and 68,730,731 shares in 2010	576,992	580,097
Retained earnings	320,515	310,271
Accumulated other comprehensive loss	(12,332)	(12,044)
Treasury stock, at cost, 10,443,841 shares in 2011 and 10,665,754 shares in 2010	(177,211)	(180,930)
TOTAL SHAREHOLDERS' EQUITY	707,964	697,394
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,314,481	$6,250,225

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$74,016	$79,338
Investment securities
Taxable	6,803	5,396
Tax-exempt	198	235
Total investment securities interest	7,001	5,631
Other earning assets	(954)	5,590
Total interest income	80,063	90,559
Interest expense
Deposits	11,400	15,648
Short-term borrowings	45	19
Long-term borrowings	1,089	2,557
Subordinated debentures and capital securities	194	315
Total interest expense	12,728	18,539
Net interest income	67,335	72,020
Provision for loan and lease losses - uncovered	647	11,378
Provision for loan and lease losses - covered	26,016	9,460
Net interest income after provision for loan losses	40,672	51,182

Noninterest income
Service charges on deposit accounts	4,610	5,611
Trust and wealth management fees	3,925	3,545
Bankcard income	2,155	1,968
Net gains from sales of loans	989	169
FDIC loss sharing income	23,435	7,568
Accelerated discount on covered loans	5,783	6,098
Loss on preferred securities	0	(30)
Other	2,761	2,006
Total noninterest income	43,658	26,935

Noninterest expenses
Salaries and employee benefits	27,570	30,241
Net occupancy	6,860	8,122
Furniture and equipment	2,553	2,273
Data processing	1,238	1,232
Marketing	1,241	1,074
Communication	814	1,208
Professional services	2,227	1,743
State intangible tax	1,365	1,331
FDIC expense	2,121	2,010
Other	11,801	11,027
Total noninterest expenses	57,790	60,261
Income before income taxes	26,540	17,856
Income tax expense	9,333	6,258
Net income	17,207	11,598
Dividends on preferred stock	0	1,865
Net income available to common shareholders	$17,207	$9,733

Net earnings per common share - basic:	$0.30	$0.18
Net earnings per common share - diluted:	$0.29	$0.17
Cash dividends declared per share	$0.12	$0.10
Average basic shares outstanding	57,591,568	55,161,551
Average diluted shares outstanding	58,709,037	56,114,424

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2011	2010
Operating activities
Net income	$17,207	$11,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	26,663	11,378
Provision for depreciation and amortization	2,837	2,668
Stock-based compensation expense	708	716
Pension (income) expense	(350)	475
Net amortization of premiums/accretion of discounts on investment securities	832	294
Income on trading securities	0	30
Originations of loans held for sale	(33,691)	(12,711)
Net gains from sales of loans held for sale	(989)	(169)
Proceeds from sales of loans held for sale	57,160	16,051
Deferred income taxes	314	12,701
(Increase) decrease in interest receivable	(303)	3,511
Increase in cash surrender value of life insurance	(302)	(350)
Increase in prepaid expenses	(339)	(1,472)
Decrease in indemnification asset	15,289	14,079
Decrease in accrued expenses	(14,995)	(12,191)
(Decrease) increase in interest payable	(54)	3,864
Other	9,873	13,972
Net cash provided by operating activities	79,860	64,444

Investing activities
Proceeds from calls, paydowns and maturities of securities available-for-sale	53,231	41,896
Purchases of securities available-for-sale	(160,933)	(124)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	626	263
Purchases of securities held-to-maturity	0	(51)
Net increase in interest-bearing deposits with other banks	(210,971)	(154,602)
Net decrease in loans and leases, excluding covered loans	31,113	50,125
Net decrease in covered assets	121,382	101,391
Proceeds from disposal of other real estate owned	11,949	1,413
Purchases of premises and equipment	(3,096)	(10,870)
Net cash (used in) provided by investing activities	(156,699)	29,441

Financing activities
Net increase (decrease) in total deposits	71,001	(126,954)
Net increase in short-term borrowings	28,131	1,013
Payments on long-term borrowings	(25,897)	(8,753)
Cash dividends paid on common stock	(5,783)	(5,143)
Cash dividends paid on preferred stock	0	(1,100)
Redemption of preferred stock	0	(80,000)
Issuance of common stock, net of issuance costs	0	91,192
Proceeds from exercise of stock options	29	33
Excess tax benefit on share-based compensation	86	7
Net cash provided by (used in) financing activities	67,567	(129,705)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(9,272)	(35,820)
Cash and cash equivalents at beginning of period	105,981	344,150
Cash and cash equivalents at end of period	$96,709	$308,330

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred	Preferred	Common	Common		Accumulated other
	Stock	Stock	Stock	Stock	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2010	80,000	$79,195	62,358,614	$490,532	$276,119	$(10,487)	(10,924,793)	$(185,401)	$649,958
Net income					11,598				11,598
Unrealized holding gains (losses) on securities available-for-sale arising during the period						862			862
Change in retirement obligation						557			557
Unrealized loss on derivatives-Prime Swap market value adj.						(121)			(121)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(204)			(204)
Foreign Currency Exchange						302			302
Total comprehensive income									12,994
Issuance of common stock			6,372,117	91,192					91,192
Preferred stock-CPP payoff	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.10 per share					(5,782)				(5,782)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				7					7
Exercise of stock options, net of shares purchased				(700)			38,695	309	(391)
Restricted stock awards, net of forfeitures							(10,664)	165	165
Share-based compensation expense				716					716
Balances at March 31, 2010	0	0	68,730,731	581,747	280,030	(9,091)	(10,896,762)	(184,927)	667,759
Balances at January 1, 2011	0	0	68,730,731	580,097	310,271	(12,044)	(10,665,754)	(180,930)	697,394
Net income					17,207				17,207
Unrealized holding gains on securities available-for-sale arising during the period						(807)			(807)
Change in retirement obligation						264			264
Unrealized loss on derivatives-Trust Preferred Swap						12			12
Foreign Currency Exchange						243			243
Total comprehensive income									16,919
Cash dividends declared :
Common stock at $0.12 per share					(6,963)				(6,963)
Excess tax benefit on share-based compensation				86					86
Exercise of stock options, net of shares purchased				(78)			3,395	58	(20)
Restricted stock awards, net of forfeitures				(3,821)			218,518	3,661	(160)
Share-based compensation expense				708					708
Balances at March 31, 2011	0	$0	68,730,731	$576,992	$320,515	$(12,332)	(10,443,841)	$(177,211)	$707,964

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiaries – First Financial Bank, N.A. and First Financial Capital Advisors LLC.  All intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ materially from those estimates.  These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2010.  These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2010, has been derived from the audited financial statements in the company’s 2010 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU 2010-06, Improving Disclosures about Fair Value Measurements) amending Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurements and Disclosures, requiring disclosure of transfers in and out of the level 1 and 2 fair value measurement categories and activity in the level 3 fair value measurement category. Additionally, this update amends existing disclosure requirements on the level of disaggregation, inputs and valuation techniques. This update became effective for First Financial for all reporting periods beginning after December 15, 2009 with the exception of the disclosure requirements around activity in the level 3 fair value measurement category, which became effective for all reporting periods beginning after December 15, 2010. This update did not have a material impact on First Financial’s consolidated financial statements.

In December 2010, the FASB issued an update (ASU 2010-28, Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) amending FASB ASC Topic 350-20, Goodwill.  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors that should be considered are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for First Financial’s interim reporting periods beginning after December 15, 2010 and did not have a material impact on First Financial’s consolidated financial statements.

In April 2011, the FASB issued an update (ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”) clarifying the requirements of FASB ASC Topic 310-40, Troubled Debt Restructurings by Creditors.  This update provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  This update also ends the FASB’s deferral of the additional disclosure requirements around troubled debt restructurings included in ASU No. 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The provisions of ASU No. 2011-02 become effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  First Financial continues to evaluate this update and its potential impact on the consolidated financial statements.

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

In connection with the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver, First Financial is engaged in ongoing discussions with the FDIC regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2010, and no impairment was indicated.  As of March 31, 2011, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

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

Letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $14.9 million and $17.6 million at March 31, 2011, and December 31, 2010, respectively.

Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.1 billion at March 31, 2011, and $1.0 billion at December 31, 2010.

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

NOTE 6:  INVESTMENTS
The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2011.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,651	$290	$(60)	$13,881	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	105,027	359	0	105,386
Mortgage-backed securities	110	2	0	112	883,182	15,111	(2,875)	895,418
Obligations of state and other political subdivisions	3,019	205	0	3,224	13,130	170	(95)	13,205
Other securities	0	0	0	0	10,077	623	(25)	10,675
Total	$16,780	$497	$(60)	$17,217	$1,011,416	$16,263	$(2,995)	$1,024,684

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,959	$390	$(18)	$14,331	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	105,028	957	0	105,985
Mortgage-backed securities	118	4	0	122	775,867	15,513	(2,630)	788,750
Obligations of state and other political subdivisions	3,329	284	0	3,613	13,708	207	(91)	13,824
Other securities	0	0	0	0	9,943	614	(6)	10,551
Total	$17,406	$678	$(18)	$18,066	$904,546	$17,291	$(2,727)	$919,110

The following is a summary of investment securities by estimated maturity as of March 31, 2011.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$1,170	$1,179	$26,215	$26,390
Due after one year through five years	14,520	14,849	847,774	858,305
Due after five years through ten years	225	256	90,666	92,269
Due after ten years	865	933	46,761	47,720
Total	$16,780	$17,217	$1,011,416	$1,024,684

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,499	$(60)	$0	$0	$2,499	$(60)
Mortgage-backed securities	334,780	(2,782)	1,327	(93)	336,107	(2,875)
Obligations of state and other political subdivisions	0	0	2,189	(95)	2,189	(95)
Other securities	2,203	(25)	17	0	2,220	(25)
Total	$339,482	$(2,867)	$3,533	$(188)	$343,015	$(3,055)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,334	$(18)	$0	$0	$2,334	$(18)
Mortgage-backed securities	280,445	(2,538)	1,336	(92)	281,781	(2,630)
Obligations of state and other political subdivisions	0	0	2,194	(91)	2,194	(91)
Other securities	2,217	(6)	17	0	2,234	(6)
Total	$284,996	$(2,562)	$3,547	$(183)	$288,543	$(2,745)

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the three months ended March 31, 2011.

For further detail on the fair value of investment securities, see Note 15 – Fair Value Disclosures.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	March 31, 2011			December 31, 2010			March 31, 2010
	Fair Value	Cash Flow		Fair Value	Cash Flow		Fair Value	Cash Flow
(Dollars in thousands)	Hedges	Hedges	Total	Hedges	Hedges	Total	Hedges	Hedges	Total
Instruments associated with:
Loans	$611,568	$0	$611,568	$578,959	$0	$578,959	$472,432	$0	$472,432
Other long-term debt	0	0	0	0	0	0	0	20,000	20,000
Total notional value	$611,568	$0	$611,568	$578,959	$0	$578,959	$472,432	$20,000	$492,432

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the macro interest rate risk profile of the Company. These agreements establish the basis on which interest rate payments are exchanged with counterparties and are referred to as the notional amount. As only interest rate payments are exchanged, cash requirements and credit risk are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instrument.

First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital, and no single counterparty credit risk exposure greater than $20 million. The Company is currently well below all single counterparty and portfolio limits. At March 31, 2011, the Company had a total counterparty notional amount outstanding of approximately $316.1 million, spread among six counterparties, with an outstanding liability from these contracts of $14.3 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $13.2 million, $12.5 million, and $9.2 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		March 31, 2011			December 31, 2010			March 31, 2010
	Balance	Notional	Estimated Fair Value		Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$20,570	$0	$(1,956)	$21,301	$0	$(2,302)	$22,292	$0	$(2,112)
Matched interest rate swaps with borrower	Accrued interest and other assets	295,499	12,830	(285)	278,829	14,843	(131)	225,070	12,143	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	295,499	285	(13,345)	278,829	131	(15,502)	225,070	0	$(12,637)

Cash Flow Hedge
	Accumulated other
Trust Preferred Swap	comprehensive loss	0	0	0	0	0	0	20,000	689	0
Total		$611,568	$13,115	$(15,586)	$578,959	$14,974	$(17,935)	$492,432	$12,832	$(14,749)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2011:

		Average
	Notional	Maturity	Fair	Weighted-Average Rate
(Dollars in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$20,570	4.7	$(1,956)	2.23%	6.79%
Receive fixed, matched interest rate swaps with borrower	295,499	4.1	12,545	6.04%	3.02%
Pay fixed, matched interest rate swaps with counterparty	295,499	4.1	(13,060)	3.02%	6.04%
Total asset conversion swaps	$611,568	4.2	$(2,471)	4.45%	4.60%
Total swap portfolio	$611,568	4.2	$(2,471)	4.45%	4.60%

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

Fair Value Hedges - First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.  The fair value hedge agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount.  This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item.  Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income.

The following table details the location and amounts recognized for fair value hedges:

		Increase (decrease) to Interest Income
(Dollars in thousands)		Three Months Ended
Derivatives in fair value	Location of change in fair value	March 31,	December 31,	March 31,
hedging relationships	derivative	2011	2010	2010
Interest Rate Contracts
Loans	Interest Income - Loans	$(235)	$(244)	$(260)
Total		$(235)	$(244)	$(260)

Cash Flow Hedges – First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates.  The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  Changes in the fair value of the interest rate swaps are included in accumulated comprehensive income (loss).  Derivative gains and losses not considered effective in hedging the cash flows related to the underlying loans, if any, would be recognized immediately in income.

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $20.0 million of floating rate trust preferred securities based on the London Inter-Bank Offered Rate (LIBOR).  The interest rate swap involved the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years.

First Financial terminated the $20.0 million trust preferred interest rate swap during the fourth quarter of 2010 in the course of its normal interest rate risk and balance sheet management activities.  Terminating the trust preferred interest rate swap resulted in a $0.6 million pre-tax loss that is included in accumulated comprehensive income (loss) on the Consolidated Balance Sheets.  The $0.6 million loss will be amortized into income over the remaining term of the original swap.  An unrecognized loss of $19 thousand was recognized for the first quarter of 2011.

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
(Dollars in thousands)	Three Months Ended		accumulated OCI into	Three Months Ended
Derivatives in cash flow	March 31,	March 31,	earnings (effective	March 31,	March 31,
hedging relationships	2011	2010	portion)	2011	2010
Interest Rate Contracts
Other long-term debt	$0	$433	Interest Expense - Other long-term debt	$0	$(142)
Total	$0	$433		$0	$(142)

NOTE 8:  LONG-TERM DEBT
Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  First Financial has $65.0 million in repurchase agreements that had a one-time call feature at the time of execution.  These borrowings have remaining maturities of between two and five years and a weighted average rate of 3.50%.  Of the $65.0 million, only $25.0 million has a remaining call date, which is less than one year.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.  First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively.  During the third quarter of 2010, approximately $232 million of these advances were prepaid.  As of March 31, 2011, the remaining FHLB long-term advances assumed in the two transactions totaled $1.9 million, had remaining maturities of less than nine years and a weighted average effective yield of 3.92%.

The following is a summary of long-term debt:

	March 31, 2011
(Dollars in thousands)	Amount	Average Rate
Federal Home Loan Bank	$37,976	3.86%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$102,976	3.63%

NOTE 9:  OTHER LONG-TERM DEBT
Other long-term debt on the Consolidated Balance Sheets consists of junior subordinated debentures owed to unconsolidated subsidiary trusts.  Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II).

The debentures issued in 2003 were first eligible for early redemption by First Financial in September of 2008 and under the terms of the agreement may be redeemed on any interest payment date.  The securities have a final maturity in 2033.

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

First Financial has the option to defer interest for up to five years on the debentures. However, the debt covenants prevent the payment of dividends on First Financial’s common stock if the interest is deferred. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. First Financial has entered into agreements which, taken collectively, fully or unconditionally guarantee the capital securities subject to the terms of the guarantees. The debenture currently qualifies as Tier I capital under Federal Reserve Board guidelines, but is limited to 25% of qualifying Tier I capital. The company has the capacity to issue approximately $154.1 million in additional qualifying debentures under these guidelines.

The following is a summary of other long-term debt:

(Dollars in $000’s)	Amount	Contractual Rate	Maturity Date
First Financial (OH) Statutory Trust II	$20,000	3.41%	09/30/2033

Effective March 30, 2009, First Financial executed a cash flow hedge utilizing an interest rate swap on the $20.0 million of floating rate trust preferred securities indexed to the London Inter-Bank Offered Rate (LIBOR). The interest rate swap involved the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 10 years. This interest rate swap effectively fixed the rate of interest on the floating rate trust preferred securities at 6.20% for the 10 year life of the swap.

First Financial terminated the $20.0 million trust preferred interest rate swap during the fourth quarter of 2010 in the course of its normal interest rate risk and balance sheet management activities.  Terminating the trust preferred interest rate swap resulted in a $0.6 million pre-tax loss that is included in accumulated comprehensive income (loss) on the Consolidated Balance Sheets.  The $0.6 million loss is being amortized into income as an adjustment to interest expense over the remaining term of the original swap.  Assuming the securities remain outstanding for the entire year, a total of $0.1 million of the unrecognized loss is expected to be recognized in 2011.

NOTE 10:  LOANS (excluding covered loans)
Commercial loans are made to all types of businesses for a variety of purposes. First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.  In 2010, First Financial began to offer lease and equipment financing through a wholly-owned subsidiary of First Financial Bank, First Financial Equipment Finance LLC, (First Equipment Finance) primarily in its principal markets. First Equipment Finance delivers financing solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.

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

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Information as to nonaccrual, restructured, and impaired loans was as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Principal balance
Nonaccrual loans
Commercial	$9,918	$13,729
Real estate-construction	14,199	12,921
Real estate-commercial	30,846	28,342
Real estate-residential	4,419	4,607
Installment	262	150
Home equity	2,404	2,553
Total nonaccrual loans	62,048	62,302
Restructured loans	18,532	17,613
Total	$80,580	$79,915

(Dollars in thousands)	Three Months Ended March 31, 2011
Interest income effect
Gross amount of interest that would have been recorded under original terms	$1,409
Interest included in income
Nonaccrual loans	145
Restructured loans	82
Total interest included in income	227
Net impact on interest income	$1,182

Loans placed in nonaccrual status are considered to be impaired. In the commercial portfolio, management reviews all impaired loan relationships in excess of $250,000 to determine if a specific allowance based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral is necessary.

Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Interest income for impaired loans is recorded on a cash basis during the period the loan is considered impaired after recovery of principal is reasonably assured.

First Financial's investment in impaired loans was as follows:

	As of March 31, 2011
(Dollars in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$7,494	$10,443	$0	$8,435	$12
Real estate - construction	5,920	9,757	0	5,423	1
Real estate - commercial	21,246	26,087	0	19,339	64
Real estate - residential	5,431	5,995	0	5,642	5
Installment	262	278	0	206	1
Home equity	2,405	2,669	0	2,479	2

Loans with an allowance recorded:
Commercial	2,430	4,080	1,402	3,392	0
Real estate - construction	14,665	18,710	3,947	14,536	53
Real estate - commercial	15,465	20,122	3,872	16,079	66
Real estate - residential	1,162	1,218	157	914	6
Installment	77	77	10	39	0
Home equity	100	100	2	50	0

Total:
Commercial	9,924	14,523	1,402	11,827	12
Real estate - construction	20,585	28,467	3,947	19,959	54
Real estate - commercial	36,711	46,209	3,872	35,418	130
Real estate - residential	6,593	7,213	157	6,556	11
Installment	339	355	10	245	1
Home equity	2,505	2,769	2	2,529	2
Total	$76,657	$99,536	$9,390	$76,534	$210

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$9,375	$12,008	$0	$7,432	$228
Real estate - construction	4,925	8,458	0	9,935	98
Real estate - commercial	17,431	21,660	0	14,113	804
Real estate - residential	5,854	6,447	0	6,611	84
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74

Loans with an allowance recorded:
Commercial	4,354	6,090	2,017	10,423	77
Real estate - construction	14,407	18,261	3,716	11,063	378
Real estate - commercial	16,693	19,799	4,347	13,391	392
Real estate - residential	665	757	122	1,434	23

Total:
Commercial	13,729	18,098	2,017	17,855	305
Real estate - construction	19,332	26,719	3,716	20,998	476
Real estate - commercial	34,124	41,459	4,347	27,504	1,196
Real estate - residential	6,519	7,204	122	8,045	107
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74
Total	$76,407	$97,004	$10,202	$76,926	$2,164

Loan delinquency, including nonaccrual loans, was as follows:

	As of March 31, 2011
	30 – 59 Days past due	60 – 89 Days past due	> 90 days past due	Total Past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,606	$219	$9,026	$11,851	$782,970	$794,821	$0
Real estate - construction	1,400	1,361	9,792	12,553	132,802	145,355	0
Real estate - commercial	7,095	2,192	16,484	25,771	1,105,535	1,131,306	0
Real estate - residential	8,643	796	4,963	14,402	254,344	268,746	0
Installment	251	116	183	550	65,478	66,028	0
Home equity	816	514	1,954	3,284	336,306	339,590	0
All other	247	142	241	630	34,621	35,251	241
Total	$21,058	$5,340	$42,643	$69,041	$2,712,056	$2,781,097	$241

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,241	$1,573	$11,684	$15,498	$784,755	$800,253	$0
Real estate - construction	1,754	3,782	8,973	14,509	149,034	163,543	0
Real estate - commercial	3,202	3,979	16,435	23,616	1,116,315	1,139,931	0
Real estate - residential	7,671	1,930	5,127	14,728	254,445	269,173	0
Installment	456	48	120	624	69,087	69,711	0
Home equity	1,260	392	2,166	3,818	337,492	341,310	0
All other	366	176	370	912	31,260	32,172	370
Total	$16,950	$11,880	$44,875	$73,705	$2,742,388	$2,816,093	$370

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$741,687	$108,314	$972,776
Special Mention	24,473	3,826	62,168
Substandard	28,354	33,215	94,462
Doubtful	307	0	1,900
Total	$794,821	$145,355	$1,131,306

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$262,153	$65,689	$337,086	$35,251
Nonperforming	6,593	339	2,504	0
Total	$268,746	$66,028	$339,590	$35,251

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$731,932	$115,988	$979,023
Special Mention	36,453	4,829	63,618
Substandard	31,557	42,726	97,290
Doubtful	311	0	0
Total	$800,253	$163,543	$1,139,931

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$262,654	$69,561	$338,757	$32,172
Nonperforming	6,519	150	2,553	0
Total	$269,173	$69,711	$341,310	$32,172

Other real estate owned is comprised of properties acquired by the Bank through the loan foreclosure or, repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. The acquired properties are recorded at the lower of cost, or fair value less estimated costs of disposal (net realizable value), upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of OREO properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.

During the first quarter of 2011, First Financial recognized a reduction in the estimated value of vacant land obtained from a commercial real estate developer of $3.1 million.  Changes in other real estate owned were as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Balance at beginning of quarter	$17,907	$18,305	$4,145
Additions
Commercial	0	626	14,737
Residential	710	95	618
Total additions	710	721	15,355
Disposals
Commercial	232	874	524
Residential	145	163	180
Total disposals	377	1,037	704
Write-downs
Commercial	3,144	29	699
Residential	143	53	10
Total write-downs	3,287	82	709
Balance at end of quarter	$14,953	$17,907	$18,087

NOTE 11:  LOANS (covered)
All loans acquired in the Peoples and Irwin acquisitions were covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred. Additionally, these loans were recorded at their estimated fair value as of the acquisition date.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable difference, with the accretable difference to be recognized as interest income over the expected remaining term of the loan.

First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans were not classified as nonperforming assets at March 31, 2011 as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans:

	March 31, 2011			December 31, 2010
(Dollars in thousands)	Loans Accounted For Under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans	Loans Accounted For Under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$266,595	$27,705	$294,300	$295,600	$38,439	$334,039
Real estate - construction	44,789	0	44,789	42,743	0	42,743
Real estate - commercial	747,979	14,209	762,188	837,942	17,783	855,725
Real estate - residential	140,256	0	140,256	147,052	0	147,052
Installment	16,684	1,324	18,008	19,560	1,511	21,071
Home equity	6,715	63,714	70,429	7,241	66,454	73,695
Other covered loans	0	6,045	6,045	0	7,168	7,168
Total covered loans	$1,223,018	$112,997	$1,336,015	$1,350,138	$131,355	$1,481,493

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees, and penalties, was $2.0 billion and $2.2 billion as of March 31, 2011 and December 31, 2010, respectively.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period (1)	$509,945	$623,669
Additions	0	0
Reclassification from non-accretable difference	21,977	0
Accretion	(34,461)	(36,159)
Other net activity (2)	(36,171)	(14,129)
Balance at end of period	$461,290	$573,381

(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method.
(2)   Includes the impact of loan repayments and charge-offs.

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the first quarter of 2011. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification of $22.0 million from nonaccretable to accretable difference. This reclassification resulted in a yield adjustment on these loan pools on a prospective basis. Additionally, the Company recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. There were also loan pools that were impaired during 2010 but improved during the first quarter.  This improvement was recorded as a recapture of prior period impairment which partially offset impairment recorded in the first quarter.  There were no reclassifications from nonaccretable to accretable difference during the first quarter of 2010.

Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loans accounted for under FASB ASC Topic 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments.

Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, these loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Information as to covered nonaccrual loans was as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Principal balance
Nonaccrual loans
Commercial	$8,862	$16,190
Real estate-commercial	1,591	2,074
Home equity	1,284	1,491
All other	10	0
Total	$11,747	$19,755

Three Months Ended
(Dollars in thousands)	March 31, 2011
Interest income effect
Gross amount of interest that would have been recorded under original terms	$1,058
Interest included in income	109
Net impact on interest income	$949

First Financial’s investment in covered impaired loans was as follows:

	As of March 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$8,862	$11,537	$0	$12,526	$93
Real estate - commercial	1,591	5,220	0	1,833	2
Home equity	1,284	2,752	0	1,388	14
All other	10	10	0	5	0

Loans with an allowance recorded:
Commercial	263,787	282,732	25,096	258,028	7,548
Real estate - commercial	168,269	185,130	5,442	266,182	4,821
Real estate - residential	88,470	98,173	739	59,407	1,461
Installment	16,771	18,238	278	14,930	541

Total:
Commercial	272,649	294,269	25,096	270,554	7,641
Real estate - commercial	169,860	190,350	5,442	268,015	4,823
Real estate - residential	88,470	98,173	739	59,407	1,461
Installment	16,771	18,238	278	14,930	541
Home equity	1,284	2,752	0	1,388	14
All other	10	10	0	5	0
Total	$549,044	$603,792	$31,555	$614,299	$14,480

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$16,190	$18,346	$0	$12,324	$316
Real estate - commercial	2,074	5,412	0	3,910	14
Installment	0	0	0	255	0
Home equity	1,491	3,137	0	1,597	68

Loans with an allowance recorded:
Commercial	252,269	272,578	8,787	126,135	28,047
Real estate - commercial	364,093	489,350	7,213	182,047	31,200
Real estate - residential	30,343	33,132	232	15,172	1,902
Installment	13,089	13,946	261	6,545	1,385

Total:
Commercial	268,459	290,924	8,787	138,459	28,363
Real estate - commercial	366,167	494,762	7,213	185,957	31,214
Real estate - residential	30,343	33,132	232	15,172	1,902
Installment	13,089	13,946	261	6,800	1,385
Home equity	1,491	3,137	0	1,597	68
Total	$679,549	$835,901	$16,493	$347,985	$62,932

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2011
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$1,801	$2,674	$2,848	$7,323	$20,382	$27,705	$0
Real estate - commercial	2,198	0	1,548	3,746	10,463	14,209	0
Installment	0	0	0	0	1,324	1,324	0
Home equity	92	27	1,197	1,316	62,398	63,714	0
All other	138	0	10	148	5,897	6,045	0
Total	$4,229	$2,701	$5,603	$12,533	$100,464	$112,997	$0

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$880	$419	$13,764	$15,063	$23,376	$38,439	$0
Real estate - commercial	225	62	1,896	2,183	15,600	17,783	0
Installment	0	0	0	0	1,511	1,511	0
Home equity	656	443	1,424	2,523	63,931	66,454	0
All other	87	10	9	106	7,062	7,168	9
Total	$1,848	$934	$17,093	$19,875	$111,480	$131,355	$9

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$191,375	$14,669	$403,956
Special Mention	32,973	5,772	88,450
Substandard	49,566	24,348	260,707
Doubtful	20,386	0	9,075
Total	$294,300	$44,789	$762,188

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$140,256	$18,008	$69,145	$6,045
Nonperforming	0	0	1,284	0
Total	$140,256	$18,008	$70,429	$6,045

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$225,088	$14,021	$476,140
Special Mention	35,768	5,743	106,057
Substandard	60,090	22,979	268,651
Doubtful	13,093	0	4,877
Total	$334,039	$42,743	$855,725

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$147,052	$21,071	$72,204	$7,168
Nonperforming	0	0	1,491	0
Total	$147,052	$21,071	$73,695	$7,168

Covered other real estate owned is comprised of properties acquired by the Bank through the loan foreclosure or, repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered loans. These properties remain subject to loss share agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred. The acquired properties are recorded at the lower of cost, or fair value less estimated costs of disposal (net realizable value), upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of covered OREO properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.

Changes in covered other real estate owned were as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Balance at beginning of quarter	$35,257	$20,608	$12,916
Additions
Commercial	11,197	11,539	1,159
Residential	881	6,304	490
Total additions	12,078	17,843	1,649
Disposals
Commercial	9,266	1,325	1,132
Residential	2,336	1,785	519
Total disposals	11,602	3,110	1,651
Write-downs
Commercial	2,085	55	284
Residential	0	29	0
Total write-downs	2,085	84	284
Balance at end of quarter	$33,648	$35,257	$12,630

NOTE 12:  ALLOWANCE FOR LOAN AND LEASE LOSSES
Uncovered Loans
For each reporting period, management maintains the allowance at a level that it considers sufficient to absorb inherent risks in the loan portfolio. Management’s evaluation in establishing the adequacy of the allowance includes evaluation of the loan and lease portfolios, actual past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect a specific borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.

The allowance for commercial loans, including time and demand notes, tax-exempt loans, and commercial real estate loans begins with a process of estimating the probable losses inherent in the portfolio. The loss estimates for these commercial loans are established by category and based on First Financial’s internal system of credit risk ratings and historical loss data.

The estimate of losses inherent in the commercial portfolio may be adjusted for management’s estimate of probable losses on specific exposures dependent upon the values of the underlying collateral and/or the present value of expected future cash flows, as well as trends in delinquent and nonaccrual loans, prevailing economic conditions, changes in lending strategies, and other influencing factors.

In the commercial portfolio, certain loans, typically larger-balance non-homogeneous exposures, may have a specific allowance established based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral.

The allowance for consumer loans which includes residential real estate, installment, home equity, credit card loans, and overdrafts, is established for each of the categories by estimating losses inherent in that particular category of consumer loans. The estimate of losses is primarily based on historical loss rates for the category, as well as trends in delinquent and nonaccrual loans, prevailing economic conditions, and other influencing factors. Consumer loans are evaluated as an asset type within a category (i.e., residential real estate, installment, etc.), as these loans are smaller with more homogeneous characteristics.

There were no material changes to First Financial’s accounting policies or methodology related to the allowance for loan and lease losses during the first quarter of 2011.

First Financial’s policy is to charge-off loans when, in management’s opinion, full collectibility of principal and interest based upon the contractual terms of the loan is unlikely.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended
	2011	2010
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Balance at beginning of period	$57,235	$57,249	$57,811	$56,642	$59,311
Provision for loan losses	647	9,741	6,287	6,158	11,378
Loans charged off	(4,601)	(10,285)	(8,124)	(5,457)	(14,485)
Recoveries	364	530	1,275	468	438
Balance at end of period	$53,645	$57,235	$57,249	$57,811	$56,642

Allowance for loan and lease losses to total ending loans	1.93%	2.03%	2.07%	2.07%	2.01%

Changes in the allowance for loan and lease losses were as follows:

	March 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	(228)	(680)	(740)	1,002	(106)	1,021	378	647
Gross charge-offs	432	1,190	2,089	108	72	262	448	4,601
Recoveries	100	0	35	9	98	25	97	364
Total net charge-offs	332	1,190	2,054	99	(26)	237	351	4,237
Ending allowance for loan and lease losses	$9,578	$6,456	$12,123	$9,810	$1,901	$11,723	$2,054	$53,645

Ending allowance on loans individually evaluated for impairment	$1,402	$3,947	$3,872	$157	$10	$2	$0	$9,390
Ending allowance on loans collectively evaluated for impairment	363	28	207	162	7	83	0	850
	$1,765	$3,975	$4,079	$319	$17	$85	$0	$10,240

Loans and Leases:
Ending balance of loans individually evaluated for impairment	$7,435	$20,415	$33,413	$2,064	$77	$100	$0	$63,504
Ending balance of loans collectively evaluated for impairment	2,490	171	3,297	4,529	262	2,404	0	13,153
	$9,925	$20,586	$36,710	$6,593	$339	$2,504	$0	$76,657

	December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,590	$8,143	$15,190	$5,308	$2,159	$8,063	$1,858	$59,311
Provision for loan and lease losses	4,252	8,778	6,836	5,268	457	6,183	1,790	33,564
Gross charge-offs	13,324	8,619	8,191	1,693	1,154	3,499	1,871	38,351
Recoveries	620	24	1,082	24	519	192	250	2,711
Total net charge-offs	12,704	8,595	7,109	1,669	635	3,307	1,621	35,640
Ending allowance for loan and lease losses	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235

Ending allowance on loans individually evaluated for impairment	$2,017	$3,716	$4,347	$122	$0	$0	$0	$10,202
Ending allowance on loans collectively evaluated for impairment	279	7	196	149	4	82	0	717
	$2,296	$3,723	$4,543	$271	$4	$82	$0	$10,919

Loans and Leases:
Ending balance of loans individually evaluated for impairment	$12,175	$19,294	$31,260	$1,912	$0	$0	$0	$64,641
Ending balance of loans collectively evaluated for impairment	1,554	38	2,864	4,607	150	2,553	0	11,766
	$13,729	$19,332	$34,124	$6,519	$150	$2,553	$0	$76,407

Covered Loans
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.

First Financial established an allowance for loan losses associated with covered loans during 2010 based on its valuation procedures performed during the period.  The Company continued to update its valuations related to loans covered under loss share agreements during the first quarter of 2011 and, as a result of impairment in certain loan pools, recognized total provision expense of $26.0 million and realized net charge-offs of $11.0 million during the quarter, resulting in an allowance for covered loan losses of $31.6 million as of March 31, 2011.  Additionally, the Company recognized loss share expenses of $3.1 million primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $23.4 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

For the first quarter of 2010, First Financial recognized provision expense on covered loans of $9.5 million related to net charge-offs of $9.5 million during the period.  The related receivable due from the FDIC under loss share agreements related to these loans of $7.6 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.  There was no allowance for covered loan losses as of March 31, 2010.

Under the applicable accounting guidance, the allowance for loan losses related to covered loans as a result of impairment to loan pools arising from on-going valuation procedures is generally recognized in the current period as provision expense. Improvement in the credit outlook, however, is not recognized immediately but instead is reflected as an adjustment to the yield earned on the related loan pools on a prospective basis once any previously recorded impairment has been recaptured.  The timing inherent in this accounting treatment may result in earnings volatility in future periods.

The allowance for loan and lease losses on covered loans is presented in the table below:

	March 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$25,096	$5,442	$739	$278	$31,555
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$25,096	$5,442	$739	$278	$31,555

	December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$8,787	$7,213	$232	$261	$16,493
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$8,787	$7,213	$232	$261	$16,493

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

	Three Months Ended
	2011	2010
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Balance at beginning of year	$16,493	$11,583	$1,273	$0	$0
Provision for loan and lease losses	26,016	13,997	20,725	18,962	9,460
Loans charged-off	(14,026)	(9,351)	(10,492)	(17,689)	(9,460)
Recoveries	3,072	264	77	0	0
Balance at end of year	$31,555	$16,493	$11,583	$1,273	$0

NOTE 13:  INCOME TAXES
First Financial’s effective tax rate for the first quarter of 2011 was 35.2% compared to 35.0% for the first quarter of 2010.

At March 31, 2011, and December 31, 2010, First Financial had no unrecognized tax benefits recorded under FASB ASC Topic 740-10, Income Taxes.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial is no longer subject to state and local income tax examinations for years prior to 2007.  The Company’s 2007 state examination by the state of Indiana has closed with no material impact to the Company’s financial position as a result of the examinations.  Tax years 2007 through 2009 remain open to state and local examination in various jurisdictions.

NOTE 14:  EMPLOYEE BENEFIT PLANS
First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees.  First Financial uses a December 31 measurement date for its defined benefit pension plan.

First Financial made cash contributions totaling $60.0 million to fund the pension plan in 2010.  First Financial does not expect to make a cash contribution to its pension plan in 2011.  As a result of the plan’s funding status and related actuarial projections for 2011, First Financial recorded income in the first quarter of 2011 of $0.4 million, compared to expense of $0.5 million for the first quarter of 2010.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Service cost	$825	$600
Interest cost	675	700
Expected return on assets	(2,275)	(1,250)
Amortization of prior service cost	(100)	(100)
Recognized net actuarial loss	525	525
Net periodic benefit (income) cost	$(350)	$475

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Net actuarial loss	$525	$525
Net prior service credit	(100)	(100)
Deferred tax (liabilities) assets	(161)	132
Net amount recognized	$264	$557

NOTE 15:  FAIR VALUE DISCLOSURES

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

Loans (excluding covered loans) – The fair value of commercial, commercial real estate, residential real estate, and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The carrying amount of accrued interest approximates its fair value.

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

Covered loans – Fair values for covered loans accounted for under FASB ASC 310-30 were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. Covered loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.

Fair values for covered loans accounted for outside of FASB ASC Topic 310-30 were estimated by discounting the estimated future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency. The carrying amount of accrued interest approximates its fair value.

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

FDIC indemnification asset – The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. Fair value of the FDIC indemnification asset was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. First Financial re-estimates the expected indemnification asset cash flows in conjunction with the periodic re-estimation of cash flows on covered loans accounted for under FASB ASC Topic 310-30. Improvements in cash flow expectations on covered loans generally result in a related decline in the expected indemnification cash flows while declines in cash flow expectations on covered loans generally result in an increase in expected indemnification cash flows.

The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

The estimated fair values of First Financial’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets
Cash and short-term investments	$484,632	$484,632	$282,933	$282,933
Investment securities held-to-maturity	16,780	17,217	17,406	18,066
Investment securities available-for-sale	1,024,684	1,024,684	919,110	919,110
Other investments	78,689	78,689	78,689	78,689
Loans held for sale	6,813	6,813	29,292	29,292
Loans, excluding covered loans	2,727,452	2,699,310	2,758,858	2,720,080
Covered loans	1,304,460	1,335,451	1,465,000	1,477,631
Mortgage-servicing rights	1,353	1,353	1,502	1,502
FDIC indemnification asset	207,359	180,738	222,648	212,431
Accrued interest receivable	14,367	14,367	14,063	14,063
Derivative financial instruments	570	570	262	262

Financial liabilities
Deposits
Noninterest-bearing	$749,785	$749,785	$705,484	$705,484
Interest-bearing demand	1,136,219	1,136,219	1,111,877	1,111,877
Savings	1,628,952	1,628,952	1,534,045	1,534,045
Time	1,702,294	1,715,660	1,794,843	1,818,237
Total deposits	5,217,250	5,230,616	5,146,249	5,169,643
Short-term borrowings	87,973	87,973	59,842	59,842
Long-term debt	102,976	107,182	128,880	125,825
Other long-term debt	20,620	20,620	20,620	20,620
Accrued interest payable	5,462	5,462	5,516	5,516
Derivative financial instruments	3,041	3,041	3,223	3,223

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Fair Value Measurements Using			Netting	Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Derivatives	$0	$13,629	$(514)	$(12,545)	$570
Available-for-sale investment securities	149	1,024,535	0	0	1,024,684
Total	$149	$1,038,164	$(514)	$(12,545)	$1,025,254

Liabilities
Derivatives	$0	$15,586	$0	$(12,545)	$3,041

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2011:

	Fair Value Measurements Using			Year-to-date
(Dollars in thousands)	Level 1	Level 2	Level 3	Gains/(Losses)
Assets
Loans held for sale	$0	$6,813	$0	0
Impaired loans (1)	141	20,641	354	0

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), independent third party valuations, discounted as appropriate (Level 2), and borrower records discounted as appropriate (Level 3).

NOTE 16:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	March 31, 2011
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$(1,297)	$490	$(807)	$8,257
Unrealized loss on derivatives	19	(7)	12	(379)
Unfunded pension obligation	425	(161)	264	(21,018)
Foreign currency translation	243	0	243	808
Total	$(610)	$322	$(288)	$(12,332)

	March 31, 2010
	Transactions			Balances
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Net of tax
Unrealized gain on securities available-for-sale	$1,583	$(721)	$862	$11,086
Unrealized loss on derivatives	(496)	171	(325)	606
Unfunded pension obligation	425	132	557	(21,204)
Foreign currency translation	302	0	302	421
Total	$1,814	$(418)	$1,396	$(9,091)

NOTE 17:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$17,207	$11,598
Dividends on preferred stock	0	1,865
Income available to common shareholders	$17,207	$9,733

Denominator for basic earnings per share - weighted average shares	57,591,568	55,161,551

Effect of dilutive securities —
Employee stock awards	1,003,049	843,186
Warrants	114,420	109,687
Denominator for diluted earnings per share - adjusted weighted average shares	58,709,037	56,114,424

Earnings per share available to common shareholders
Basic	$0.30	$0.18
Diluted	$0.29	$0.17

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 444,976 and 521,726 at March 31, 2011 and 2010, respectively.  The warrants to purchase 465,117 shares of common stock were outstanding as of March 31, 2011 and 2010.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of March 31, 2011 First Financial, through its subsidiaries, operated mainly in Ohio, Indiana, and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (Bank) with 102 banking centers and ATMs, and an investment advisory company, First Financial Capital Advisors LLC (Capital Advisors).  Within these two subsidiaries, First Financial conducts two primary activities: banking and wealth management.  First Financial expects to execute a dissolution strategy of Capital Advisors which should be completed in 2011.  The Bank operates in 65 communities under the First Financial Bank name and provides credit based products, deposit accounts, corporate cash management support, and other services to commercial and retail clients.  The wealth management activities include a full range of services including trust services, brokerage, investment, and other related services.  Additionally, the Bank conducts specialty, franchise lending providing equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States.  Loans to franchisees often include the financing of real estate as well as equipment.  The Company is managing the franchise portfolio to a risk-appropriate level so as not to create an industry, geographic or franchisee concept concentration.

MARKET STRATEGY
First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, and Kentucky through its full-service banking centers, while the franchise lending activity serves borrowers throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth, and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus; building long-term relationships with clients, helping them reach greater levels of success in their financial life and providing a superior level of service.  First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets.  Smaller markets have historically provided stable, low-cost funding sources to First Financial and remain an important part of its funding base.  First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

During the first quarter of 2011, First Financial exited the four banking center locations comprising its Michigan geographic market as well as its single banking center in Louisville, Kentucky. First Financial decided to shift resources towards core markets such as Cincinnati and Dayton, Ohio and Indianapolis, Southern and Northwest Indiana that it believes will provide a higher level of potential overall growth while improving the efficiency of its operations.  The five banking centers in Michigan and Louisville were acquired during 2009 as part of First Financial’s Federal Deposit Insurance Corporation (FDIC)-assisted transactions under which the Company assumed the banking operations of Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin).

BUSINESS COMBINATIONS
During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples) and Irwin. The company also acquired 3 Indiana banking centers, including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the company through the generation of additional capital.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets) beginning with the first dollar of loss. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. Covered loans represent approximately 32% of First Financial’s loans at March 31, 2011.

First Financial must follow specific servicing and resolution procedures, as outlined in the loss share agreements, in order to receive reimbursement from the FDIC for losses on covered assets. The company has established separate and dedicated teams of legal, finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC. First Financial services all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss share agreement.

Covered loans acquired from Peoples totaling $421.0 million in unpaid principal balances are subject to a stated loss threshold of $190.0 million whereby the FDIC will reimburse First Financial for 80% of covered asset losses up to $190.0 million, and 95% of losses beyond $190.0 million. The FDIC’s obligation to reimburse First Financial for losses with respect to covered assets began with the first dollar of loss incurred.

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

The loans acquired from Irwin were acquired under a modified transaction structure with the FDIC whereby certain nonperforming loans, foreclosed real estate, acquisition, development and construction loans, and residential and commercial land loans were excluded from the acquired portfolio.  The estimated fair value for the loans acquired was based upon the FDIC’s estimated data for acquired loans.

Each acquisition was considered a business combination and accounted for under FASB ASC Topic 805, Business Combinations, FASB ASC Topic 820, Fair Value Measurements and Disclosures, FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.  All acquired assets and liabilities, including identifiable intangible assets, were recorded at their estimated fair values as of the date of acquisition. For a more detailed discussion of the transactions please see Note 3, Business Combinations.

OVERVIEW OF OPERATIONS
Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

First quarter 2011 net income and net income available to common shareholders, was $17.2 million, and earnings per diluted common share were $0.29.  This compares with fourth quarter 2010 net income and net income available to common shareholders of $14.3 million, and earnings per diluted common share of $0.24 and first quarter 2010 net income of $11.6 million, net income available to common shareholders of $9.7 million and earnings per diluted common share of $0.17.

Return on average assets for the first quarter of 2011 was 1.11% compared to 0.71% for the comparable period in 2010 and 0.90% for the linked-quarter (first quarter of 2011 compared to the fourth quarter of 2010).  Return on average shareholders’ equity for the first quarter of 2011 was 10.04 % compared to 6.92% for the comparable period in 2010 and 8.14% for the linked-quarter.

A discussion of the first quarter of 2011 results of operations follows.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net interest income	$67,335	$72,020
Tax equivalent adjustment	238	212
Net interest income - tax equivalent	$67,573	$72,232

Average earning assets	$5,772,224	$5,971,305

Net interest margin *	4.73%	4.89%
Net interest margin (fully tax equivalent) *	4.75%	4.91%

* Margins are calculated using net interest income annualized divided by average earning assets.

Net interest income for the first quarter of 2011 was $67.3 million, a decrease of $4.7 million from the first quarter of 2010 net interest income of $72.0 million and $0.6 million from the fourth quarter of 2010 net interest income of $67.9 million.  Net interest income on a fully tax-equivalent basis for the first quarter 2011 was $67.6 million as compared to $68.1 million for the fourth quarter 2010 and $72.2 million as compared to the year-over-year period.  During the first quarter 2011, net interest income was flat as the decline in interest income earned on loans resulting from lower covered loan balances was generally offset by an increase in interest earned on investments as a result of redeploying liquidity and lower interest expense on deposits.  The decrease compared to the year-over-year quarter was primarily driven by the 24.8% decline in average covered loan balances and the reduced yield on the FDIC indemnification asset, offset partially by lower funding costs as a result of the continued balance decline of higher cost time deposits and the prepayment of $232 million of FHLB advances during the third quarter 2010.

Net interest margin was 4.73% for the first quarter 2011 as compared to 4.65% for the fourth quarter 2010 and 4.89% for the first quarter 2010.  As in prior quarters, the net interest margin continued to be negatively impacted by the combination of normal amortization and paydowns in the acquired loan portfolio.  However, the Company continued to use a significant portion of its liquidity to purchase investment securities, totaling $161.1 million during the quarter, and realized a full quarter’s impact of $182.4 million of investment purchases that settled during the last two weeks of the fourth quarter 2010, helping to offset the margin decline from lower loan balances.  Net interest margin also benefited from an improvement in cash flow expectations related to certain loan pools in the acquired loan portfolio as discussed below.  Additionally, net interest margin was positively impacted by the expected balance decline of retail and brokered certificates of deposit, disciplined pricing across all deposit product lines and the lower earning asset base during the quarter.

Net interest margin was also affected by certain activity related to the acquired loan portfolio.  The majority of these loans are accounted for under FASB ASC Topic 310-30 and, as such, the Company is required to periodically update its forecast of expected cash flows from these loans.  The Company recognized an improvement in the cash flow expectations related to certain loan pools, which is reflected as a yield adjustment on a prospective basis.  However, this yield improvement will be offset as the Company also recognized a decline in expected cash flows, and, hence, a lower prospective yield, related to the FDIC indemnification asset.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2011			December 31, 2010			March 31, 2010
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets

Investments:
Interest-bearing deposits with other banks	$276,837	$282	0.41%	$405,920	$372	0.36%	$394,741	$342	0.35%
Investment securities	1,045,292	7,001	2.72%	798,135	5,736	2.85%	558,595	5,631	4.09%

Gross loans including covered loans and indemnification asset (1)	4,450,095	72,780	6.63%	4,588,569	76,213	6.59%	5,017,969	84,586	6.84%
Total earning assets	5,772,224	80,063	5.63%	5,792,624	82,321	5.64%	5,971,305	90,559	6.15%

Nonearning assets

Cash and due from banks	111,953			122,167			336,333
Allowance for loan and lease losses	(83,155)			(76,537)			(59,891)
Premises and equipment	119,006			117,659			108,608
Other assets	346,380			314,567			291,186
Total assets	$6,266,408			$6,270,480			$6,647,541

Interest-bearing liabilities

Deposits:
Interest-bearing	$1,088,791	855	0.32%	$1,086,685	959	0.35%	$1,050,697	1,021	0.39%
Savings	1,585,065	1,743	0.45%	1,490,132	2,016	0.54%	1,318,374	2,139	0.66%
Time	1,757,668	8,802	2.03%	1,861,296	9,948	2.12%	2,175,400	12,488	2.33%

Short-term borrowings	89,535	45	0.20%	63,489	33	0.21%	38,413	19	0.20%
Long-term borrowings	140,552	1,283	3.70%	149,618	1,459	3.87%	420,463	2,872	2.77%

Total interest-bearing liabilities	4,661,611	12,728	1.11%	4,651,220	14,415	1.23%	5,003,347	18,539	1.51%

Noninterest-bearing liabilities and shareholders' equity

Noninterest-bearing demand	733,242			741,343			774,393
Other liabilities	176,493			180,901			190,234
Shareholders' equity	695,062			697,016			679,567
Total liabilities and shareholders' equity	$6,266,408			$6,270,480			$6,647,541
Net interest income		$67,335			$67,906			$72,020

Net interest spread			4.52%			4.41%			4.64%
Contribution of noninterest-bearing sources of funds			0.21%			0.24%			0.25%
Net interest margin (2)			4.73%			4.65%			4.89%

(1)	Nonaccrual loans and loans held for sale are included in average balances for each applicable loan category.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS
The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended March 31
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(272)	$1,537	$1,265	$(1,890)	$3,260	$1,370
Other earning assets	51	(141)	(90)	60	(120)	(60)
Gross loans (1)	499	(3,932)	(3,433)	(2,519)	(9,287)	(11,806)
Total earning assets	278	(2,536)	(2,258)	(4,349)	(6,147)	(10,496)
Interest-bearing liabilities
Total interest-bearing deposits	$(1,252)	$(271)	$(1,523)	$(3,957)	$(291)	$(4,248)
Borrowed funds
Short-term borrowings	0	12	12	0	26	26
Federal Home Loan Bank long-term debt	3	(108)	(105)	1,074	(2,542)	(1,468)
Other long-term debt	(67)	(4)	(71)	(121)	0	(121)
Total borrowed funds	(64)	(100)	(164)	953	(2,516)	(1,563)
Total interest-bearing liabilities	(1,316)	(371)	(1,687)	(3,004)	(2,807)	(5,811)
Net interest income (2)	$1,594	$(2,165)	$(571)	$(1,345)	$(3,340)	$(4,685)

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

NONINTEREST INCOME
First quarter 2011 noninterest income was $43.7 million, compared to $34.5 million in the fourth quarter of 2010 and $26.9 million in the first quarter of 2010.  The increases on both a linked quarter and comparable quarter basis are primarily due to increased reimbursements due from the FDIC resulting from higher credit costs related to covered loans. When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense.  Reimbursements due from the FDIC under loss share agreements related to these credit losses are recorded as noninterest income and were $23.4 million for the first quarter of 2011, $11.3 million for the fourth quarter of 2010 and $7.6 million for the first quarter of 2010.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered loans.

Excluding reimbursements due from the FDIC resulting from loss share agreements, covered loan activity continued to positively impact noninterest income due to loan sales and prepayments.  Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial sold covered loans associated with the exited Michigan market during the quarter with a carrying value of $36.8 million.  These loans were sold at 100% of the unpaid principal balance and represented $3.1 million of the total accelerated discount noted above.  The remaining $2.7 million of accelerated discount was due to covered loan prepayments during the quarter.

Excluding accelerated income and FDIC loss sharing income, estimated noninterest income earned in the first quarter 2011 was $14.9 million as compared to $16.0 million in the fourth quarter 2010 and $12.8 million in the first quarter 2010. The linked quarter decline was primarily related to lower service charges on deposits due to seasonal and regulatory factors, gain on sale of residential originations, bankcard income, and other miscellaneous income, partially offset by higher trust and wealth management fees.  The increase relative to the comparable quarter was primarily related to,higher gain on sale of residential originations related to increased mortgage origination activity and increased bankcard income and trust and wealth management fees, offset by lower service charges on deposits due to regulatory factors.

NONINTEREST EXPENSE
First quarter 2011 noninterest expense was $57.8 million, compared with $56.3 million in the fourth quarter of 2010, and $60.3 million in the first quarter of 2010.

Salaries and employee benefits decreased $2.7 million from the comparable quarter in 2010, primarily a result of lower base salaries and pension expense, which was a result of the pension contribution made in 2010.  Occupancy expense decreased $1.3 million, while communication expenses declined $0.4 million, primarily as a result of the lower number of banking offices.  Marketing expenses increased $0.2 million related to increased marketing efforts as the Company’s geographic markets have expanded, while professional services expense increased $0.5 million.

On a linked quarter basis, noninterest expense increased $1.5 million or 2.7%.  This increase was primarily related to a $2.4 million increase in occupancy expense, $1.9 million of which was associated with lease abandonment in exited markets, as well as a $1.9 million increase in OREO-related expense which was primarily due to a reduction in value of a single property.  These increases were partially offset by lower salaries and benefits, furniture and equipment, data processing and communication expenses as a result of the lower headcount and fewer banking offices.  Professional services and marketing expense declined as a result of the Company’s cost savings efforts as well.

INCOME TAXES
Income tax expense was $9.3 million and $6.3 million for the first quarters of 2011 and 2010, respectively.  The effective tax rates for the first quarters of 2011 and 2010 were 35.2% and 35.0%, respectively.

LOANS - Excluding covered loans
Loans, excluding covered loans, totaled $2.8 billion at March 31, 2011, representing a decrease of $35.0 million, or 1.2%, compared to December 31, 2010 and a decrease of $34.5 million, or 1.2%, compared to March 31, 2010.  The composition of the loan portfolio remained similar to the linked quarter with slight net declines occurring in all portfolios except lease financing, which is a relatively new product line for the Company.  Loan demand remains a challenge in the Company’s strategic operating markets due to uncertainty in the economic environment.

First quarter 2011 average loans excluding covered loans and loans held for sale, decreased $34.0 million or 1.2% from the first quarter of 2010.  The decline in average loans excluding covered loans and loans held for sale was primarily related to a $73.5 million decline in average construction real estate loans and a $35.7 million decline in average residential real estate loans, partially offset by a $73.4 million increase in average commercial and commercial real estate loans.

LOANS - Covered
As of March 31, 2011, 32.5% of the Company’s total loans were covered loans.  As required under the loss-share agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

Covered loans totaled $1.3 billion at March 31, 2011, representing a $145.5 million, or 9.8%, decline compared to December 31, 2010 and a $497.3 million, or a 27.1%, decline compared to March 31, 2010.  The linked quarter and comparable quarter declines in covered loan balances were to be expected as there were no acquisitions of loans subject to loss share agreements during the periods.  The covered loan portfolio will continue to decline, through payoffs, loan sales, charge-offs, termination or expiration of loss share coverage, unless First Financial acquires additional loans subject to loss share agreements in the future.

INVESTMENTS
Investment securities totaled $1.1 billion as of March 31, 2011, $1.0 billion at December 31, 2010 and $535.5 million as of March 31, 2010.  The total investment portfolio represented 17.7% of total assets at March 31, 2011, 16.2% at December 31, 2010, and 8.2% at March 31, 2010.  Securities available-for-sale at March 31, 2011, totaled $1.0 billion, compared with $919.1 million at December 31, 2010, and $430.5 million at March 31, 2010.

The increase in the investment portfolio as compared to the linked quarter was due to the purchase of $161.1 million of agency mortgage backed securities, net of maturities and amortizations.  The growth in the investment portfolio relative to both the linked and year-over-year quarters is primarily due to the investment of liquidity resulting from continued muted loan demand and deposit inflows.  The addition of short and long-term securities was executed in conjunction with the Company’s overall asset/liability structure and interest rate risk modeling activities, and, to a lesser extent, market and rate expectations.  As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk.  The Company does, however, include these risks in its total evaluation of current market opportunities that would enhance the overall performance of the portfolio.

The Company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $8.3 million at March 31, 2011, compared with $9.1 million at December 31, 2010 and $11.1 million at March 31, 2010.

DEPOSITS AND FUNDING
Total deposits as of March 31, 2011 were $5.2 billion, an increase of $71.0 million, or 1.4%, compared to December 31, 2010 and a $6.4 million, or 0.1%, decline from March 31, 2010.  The linked quarter increase related to increases in interest-bearing deposits of $24.3 million, savings accounts of $94.9 million, and noninterest-bearing deposits of $44.3 million, offset by a decrease in time deposits of $92.5 million.  First Financial continues to benefit from its deposit pricing strategy as outflows of time deposits have been replaced with less expensive transaction-based and wholesale funding.  The acquisition of low cost core deposits and customer relationships is central to the Company’s long term operating strategy despite the current strong liquidity position.

First quarter 2011 average deposits declined $154.1 million, or 2.9%, from March 31, 2010.  The decline in average deposits was primarily related to a $417.7 million, or 19.2%, decline in average time deposits partially offset by a $266.7 million, or 20.2%, increase in average savings account balances during the period.

Borrowed funds as of March 31, 2011 totaled $211.6 million, as compared to $209.3 million as of December 31, 2010. This increase was primarily due to additional repurchase agreements opened in the first quarter.   Borrowed funds declined $241.9 million, or 53.3%, from $453.5 million as of March 31, 2010, primarily due to the prepayment of long-term FHLB advances acquired in the Peoples and Irwin transactions in the third quarter of 2010.

RISK MANAGEMENT
Risk is an inherent part of First Financial’s business activities and the Company manages risks through a structured enterprise risk management (ERM) approach that routinely assesses the overall level of risk and identifies specific risks and the steps being taken to mitigate them. First Financial continues to enhance its risk management capabilities and has, over time, enhanced risk awareness as part of the culture of the Company.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

For further discussion of these risks, see Risk Management on pages 19 – 25 of First Financial’s 2010 Annual Report and the information below.

CREDIT RISK
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using Board of Directors approved credit policies and guidelines.  Due to the significant differences in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful.  Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Allowance for loan and lease losses (excluding covered loans)
Management maintains the allowance at a level that is considered sufficient to absorb inherent risks in the loan portfolio. Management’s evaluation in establishing the adequacy of the allowance includes evaluation of the loan and lease portfolios, past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans.  The evaluation is inherently subjective as it requires utilizing material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans.  The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance, and lending areas.

As of the end of the first quarter 2011, the allowance for uncovered loan and lease losses decreased to $53.6 million from $57.2 million as of December 31, 2010 and was $56.6 million as of March 31, 2010.  As a percentage of period-end loans, the allowance for loan and lease losses decreased to 1.93% as of March 31, 2011 from 2.03% as of December 31, 2010 and 2.01% as of March 31, 2010.  The allowance for loan and lease losses as of March 31, 2011 reflects management’s estimate of credit risk inherent in the Company’s portfolio at that time.

First quarter 2011 net charge-offs were $4.2 million, or 0.61% of average loans and leases, compared with $9.8 million, or 1.39%, for the linked quarter and $14.0 million, or 2.00%, for the comparable year-over-year quarter.  Included in the first quarter 2010 total net charge-off amount was $8.8 million related to alleged fraudulent activity noted in prior periods, representing 125 basis points of average loans and leases.  Excluding this activity, net charge-offs for the period totaled $5.2 million, or 75 basis points of average loans and leases.

Related to first quarter 2011 net charge-offs, $1.1 million, or 25% of the total, pertained to one relationship with both commercial and commercial real estate loans outstanding.  The remainder consisted of several credits, none of which were individually significant, and were primarily concentrated in the construction and commercial real estate portfolios.

First quarter 2011 provision expense related to uncovered loans and leases was $0.6 million as compared to $9.7 million during the linked quarter and $11.4 million during the comparable year-over-year quarter.  Provision expense, which is a result of the Company’s modeling efforts to estimate the period end allowance for loan and lease losses, decreased relative to the linked quarter primarily as a result of positive migration trends in classified assets and delinquencies as well as the impact on the loan portfolio of improving macro-economic trends.  As a percentage of net charge-offs, first quarter 2011 provision expense equaled 15.3% compared to 99.9% during the fourth quarter 2010 and 81.0% during the first quarter 2010.

While First Financial has experienced positive migration patterns in its level of classified assets and delinquent loans during the first quarter of 2011, economic factors and market conditions within the Company’s strategic markets remain challenging. Borrowers continue to experience stress and valuations on real estate loan collateral and OREO will continue to impact restructurings and resolutions. If recent progress made by the economy reverses and begins demonstrating recession-like characteristics, the Company’s portfolio will likely reflect that deterioration.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended
	2011	2010
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$57,235	$57,249	$57,811	$56,642	$59,311
Provision for loan losses	647	9,741	6,287	6,158	11,378
Gross charge-offs
Commercial	432	5,131	762	1,156	6,275
Real estate-construction	1,190	500	3,607	2,386	2,126
Real estate-commercial	2,089	1,887	2,013	359	3,932
Real estate-residential	108	196	717	246	534
Installment	72	231	205	304	414
Home equity	262	1,846	389	580	684
All other	448	494	431	426	520
Total gross charge-offs	4,601	10,285	8,124	5,457	14,485
Recoveries
Commercial	100	57	334	120	109
Real estate-construction	0	0	0	24	0
Real estate-commercial	35	243	728	99	12
Real estate-residential	9	6	11	4	3
Installment	98	116	116	127	160
Home equity	25	74	21	10	87
All other	97	34	65	84	67
Total recoveries	364	530	1,275	468	438
Total net charge-offs	4,237	9,755	6,849	4,989	14,047
Ending allowance for loan losses	$53,645	$57,235	$57,249	$57,811	$56,642

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.17%	2.72%	0.23%	0.56%	3.18%
Real estate-construction	3.05%	1.15%	7.64%	4.68%	3.72%
Real estate-commercial	0.73%	0.56%	0.45%	0.09%	1.47%
Real estate-residential	0.15%	0.27%	0.95%	0.32%	0.70%
Installment	(0.16)%	0.64%	0.49%	0.92%	1.30%
Home equity	0.28%	2.07%	0.43%	0.69%	0.73%
All other	4.09%	6.26%	5.05%	4.89%	6.46%
Total net charge-offs	0.61%	1.39%	0.97%	0.71%	2.00%

While the Company is seeing isolated areas of improvement, overall weakness in both the commercial and consumer sectors continues to exist in its strategic markets and, as a result, recovery will be slow.  Given the continued challenging environment, it will be critical to remain proactive in identifying and managing individual credit situations.

Allowance for loan and lease losses (covered loans)
Substantially all loans acquired in the 2009 Peoples and Irwin acquisitions were covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses First Financial for the majority of the losses incurred.  These loans were recorded at their estimated fair value upon acquisition.  Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are generally represented by the nonaccretable balance.  The majority of the nonaccretable balance is expected to be received from the FDIC through the loss sharing agreements and is recorded as a separate indemnification asset from the covered loans and reflected on the Consolidated Balance Sheets.

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period.  Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. First Financial recognized provision expense related to impairment in the expected cash flows on certain covered loans, as well as enhanced yields reflecting improved cash flow expectations on other covered loans during the first quarter of 2011.

As a result of net impairment identified in certain loan pools of $15.0 million and net charge-offs of $11.0 million during the first quarter, First Financial recognized provision expense related to covered loans of $26.0 million, resulting in an allowance for covered loan losses of $31.6 million as of March 31, 2011.  Additionally, the Company recognized loss share expenses of $3.1 million primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $23.4 million was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

	Three Months Ended
	2011	2010
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Balance at beginning of year	$16,493	$11,583	$1,273	$0	$0
Provision for loan and lease losses	26,016	13,997	20,725	18,962	9,460
Loans charged-off	(14,026)	(9,351)	(10,492)	(17,689)	(9,460)
Recoveries	3,072	264	77	0	0
Balance at end of year	$31,555	$16,493	$11,583	$1,273	$0

Nonperforming/Underperforming Assets (excluding covered assets)
Nonperforming loans totaled $80.6 million and nonperforming assets totaled $95.5 million as of March 31, 2011 compared with $79.9 million and $97.8 million, respectively, at December 31, 2010 and $74.5 million and $92.5 million, respectively, at March 31, 2010.  The decrease in nonperforming assets relative to the linked quarter was driven primarily by a reduction in OREO.  During the quarter, the Company recognized a reduction in value of $3.1 million related to vacant land obtained from a commercial real estate developer.  Prior to the write-down, this property was the largest single item in OREO and subsequently has a remaining exposure of $3.4 million, or 22.8% of the total OREO balance.

The first quarter 2011 allowance for loan and lease losses as a percent of nonaccrual loans was 86.5% compared with 91.9% in the fourth quarter of 2010, and 84.7% in the first quarter of 2010, and the allowance for loan and lease losses as a percent of nonperforming loans was 66.6% at March 31, 2011, compared with 71.6% in the fourth quarter of 2010, and 76.1% in the first quarter of 2010.

Total classified assets decreased $16.4 million, or 8.1%, during the first quarter 2011 to $185.7 million.  Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.  The reduction was the result of resolution strategies outpacing growth in downgraded loans during the quarter, due primarily to the combination of ongoing efforts in working with stressed borrowers and noting pockets of stabilization within the Company’s strategic markets.

Restructured Loans
Restructured loans increased $0.9 million during the first quarter 2011 from the linked quarter and $10.9 million from March 31, 2010.  The increase over the comparable quarter was due primarily to the restructuring of a single commercial relationship totaling $9.3 million during the fourth quarter of 2010.  Restructured loans remain on nonaccrual status until the borrower demonstrates the ability to comply with the modified terms.

Delinquent Loans
As of March 31, 2011, loans 30-to-89 days past due declined 8.8% to $20.4 million, or 0.73% of period end loans, from $22.3 million, or 0.79% of period end loans, as of December 31, 2010.  The first quarter 2011 balance also declined 9.8% from $22.6 million, or 0.80% of period end loans, for the comparable year-over-year quarter.  During the quarter, the improvement in delinquency rates was realized across almost all the Company’s portfolios with only the commercial real estate book experiencing a small increase in past due loans.

Other Real Estate Owned
At March 31, 2011, OREO originating from loans not covered was $15.0 million, compared with $17.9 million at December 31, 2010.

OREO originating from covered loans was $33.6 million at March 31, 2011, compared with $35.3 million at December 31, 2010.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of March 31, 2011, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2011	2010
(Dollars in thousands)	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Nonaccrual loans
Commercial	$9,918	$13,729	$17,320	$12,874	$21,572
Real estate - construction	14,199	12,921	13,454	18,890	17,710
Real estate - commercial	30,846	28,342	27,945	28,272	21,196
Real estate - residential	4,419	4,607	4,801	4,571	4,116
Installment	262	150	279	267	365
Home equity	2,404	2,553	2,358	1,797	1,910
Total nonaccrual loans	62,048	62,302	66,157	66,671	66,869
Restructured loans	18,532	17,613	13,365	12,752	7,584
Total nonperforming loans	80,580	79,915	79,522	79,423	74,453
Other real estate owned (OREO)	14,953	17,907	18,305	16,818	18,087
Total nonperforming assets	95,533	97,822	97,827	96,241	92,540
Accruing loans past due 90 days or more	241	370	233	276	286
Total underperforming assets	$95,774	$98,192	$98,060	$96,517	$92,826

Allowance for loan and lease losses to
Nonaccrual loans	86.46%	91.87%	86.54%	86.71%	84.71%
Nonperforming loans	66.57%	71.62%	71.99%	72.79%	76.08%
Total ending loans	1.93%	2.03%	2.07%	2.07%	2.01%
Nonperforming loans to total loans	2.90%	2.84%	2.88%	2.84%	2.65%
Nonperforming assets to
Ending loans, plus OREO	3.42%	3.45%	3.51%	3.42%	3.27%
Total assets, including covered assets	1.51%	1.57%	1.59%	1.46%	1.41%

MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

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

Liquidity
Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures.  Liquidity is monitored and closely managed by ALCO, a group of senior officers from the lending, deposit gathering, finance, risk management, and treasury areas. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

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

Capital expenditures, such as banking center expansions and technology investments, were $3.1 million and $10.9 million for the first three months of 2011 and 2010, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of March 31, 2011, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.1 billion as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At both March 31, 2011 and December 31, 2010, the company had no short-term borrowings from the FHLB.  At March 31, 2011, and December 31, 2010, total long-term borrowings from the FHLB were $38.0 million and $63.9 million, respectively.  The total remaining borrowing capacity from the FHLB at March 31, 2011, was $257.5 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.0 billion at March 31, 2011.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $1.2 million at March 31, 2011.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At March 31, 2011, in addition to liquidity on hand of $484.6 million, First Financial had unused and available overnight wholesale funding of approximately $1.9 billion to fund any significant deposit runoff that may occur as a result of the repriced deposits and from the markets that the Company is exiting as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $8.2 million for the first three months of 2011.  As of March 31, 2011, First Financial’s subsidiaries had retained earnings of $335.4 million of which $199.9 million was available for distribution to First Financial.  Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

First Financial makes quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.2 million for the three months ended March 31, 2011, and $0.3 million for the three months ended March 31, 2010.

During the first quarter of 2010, First Financial made a $1.1 million cash quarterly dividend payment to the U.S. Treasury on the 80,000 perpetual preferred securities, which carried a 5.0% dividend rate for the first five years and a 9.0% rate thereafter. On February 24, 2010, First Financial Bancorp redeemed all of the $80.0 million of senior preferred shares issued to the U.S. Treasury in December 2008 under its Capital Purchase Program (CPP). First Financial included in its computation of earnings per diluted common share the impact of a non-cash, deemed dividend of $0.8 million, representing the unaccreted preferred stock discount remaining on the transaction date. This one-time deemed dividend was in addition to the first quarter 2010 preferred cash dividends paid through the redemption date.

First Financial had no share repurchase activity under publicly announced plans in 2010 or 2011.

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

Consolidated regulatory capital ratios at March 31, 2011, included the leverage ratio of 11.08%, Tier 1 ratio of 20.49%, and total capital ratio of 21.77%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $464.7 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 10.40% for the first quarter 2011 as compared to 10.33% for the linked quarter and 9.38% for the comparable year-over-year quarter.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of March 31, 2011, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2011, and December 31, 2010, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

First Financial’s Tier I capital is comprised of total shareholders’ equity plus junior subordinated debentures, less unrealized gains and losses on investment securities available-for-sale accounted for under FASB ASC Topic 320, Investments-Debt and Equity Securities, and any amounts resulting from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights.  Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.

For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for Total risk-based capital including intangibles and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

The Peoples and Irwin FDIC-assisted transactions, which were each accounted for as a business combination, resulted in the recognition of an FDIC Indemnification Asset, which represents the fair value of estimated future payments by the FDIC to First Financial for losses on covered assets.  The FDIC Indemnification Asset, as well as covered assets, are risk-weighted at approximately 20% for regulatory capital requirement purposes.

On April 28, 2011, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC).  This shelf registration allows First Financial to raise capital from time to time through the sale of various types of securities, subject to approval by the Company’s board of directors.

U.S. Department of the Treasury Troubled Asset Relief Program
The U.S. Department of the Treasury (Treasury), working with the Federal Reserve Board, established late in 2008 the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), which was intended to stabilize the financial services industry.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the company’s then risk-weighted assets.

During February 2010, First Financial successfully completed a follow-on equity offering and, after deducting underwriting and other offering costs, received net proceeds of $91.2 million.  On February 24, 2010, First Financial used most of the net proceeds to redeem all of the $80 million in senior preferred shares issued to the U.S. Treasury in December 2008 under CPP.

In connection with the company’s participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share and expires on December 23, 2018.  As a result of a subsequent common equity raise, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  In June 2010, the U.S. Treasury conducted an auction of the warrants in which they were sold in a public offering.  This transaction represented the final step in the redemption process and the U.S. Treasury no longer owns any securities issued by First Financial.

The following table illustrates the actual and required capital amounts and ratios as of March 31, 2011, and the year ended December 31, 2010.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
MARCH 31, 2011
Total capital to risk-weighted assets
Consolidated	$734,714	21.77%	$269,996	8.00%	N/A	N/A
First Financial Bank	607,787	18.07%	269,077	8.00%	$336,346	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	691,559	20.49%	134,998	4.00%	N/A	N/A
First Financial Bank	557,547	16.58%	134,538	4.00%	201,808	6.00%

Tier 1 capital to average assets
Consolidated	691,559	11.08%	248,707	4.00%	N/A	N/A
First Financial Bank	557,547	8.95%	248,253	4.00%	310,316	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DECEMBER 31, 2010
Total capital to risk-weighted assets
Consolidated	$727,252	19.72%	$294,978	8.00%	N/A	N/A
First Financial Bank	600,911	16.36%	293,930	8.00%	367,412	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	680,145	18.45%	147,489	4.00%	N/A	N/A
First Financial Bank	546,726	14.88%	146,965	4.00%	220,447	6.00%

Tier 1 capital to average assets
Consolidated	680,145	10.89%	248,847	4.00%	N/A	N/A
First Financial Bank	546,726	8.75%	248,437	4.00%	310,546	5.00%

CRITICAL ACCOUNTING POLICIES
First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, covered loans,  FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies on pages 27 – 28 of First Financial’s 2010 Annual Report.  There were no material changes to these accounting policies during the first quarter of 2011.

ACCOUNTING AND REGULATORY MATTERS
Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2011 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

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

Presented below is the estimated impact on First Financial’s net interest income as of March 31, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2011	(9.28)%	(1.75)%	3.88%	7.83%

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  In the first quarter of 2011, First Financial completed an update to its core deposit product repricing and retention formulas, as well as average life estimates, used in its interest rate risk modeling.  The Company employed linear regression analysis in developing these updated components while utilizing an average of various predominant industry approaches to arrive at updated average life estimates.  Using these updated assumptions, First Financial’s projected results for earnings at risk and long-term economic value of equity indicate the Company remains in an asset sensitive position, which is consistent with results from the previous method employed.  Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 200 and down 100 basis points scenarios.  The analysis provides a framework as to what our overall sensitivity is as of our most recent reported position.

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of March 31, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2011	(13.37)%	(5.02)%	2.49%	2.29%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 0.75% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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

PART II-OTHER INFORMATION

Item 1.          Legal Proceedings.
There have been no material changes to the disclosure in response to Part I - Item 3.  Legal Proceedings of Form 10-K for the year ended December 31, 2010.

Item 1A.       Risk Factors.
There have been no material changes in risk factors relating to First Financial to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2010.

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
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial purchased, subject to the terms of a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”), all of the stock of each of the subsidiaries of Irwin Union Bank.  Prior to the acquisition, the operations of subsidiary Irwin Mortgage had been discontinued:  (a) in September 2006 a majority of its assets were sold, including the production and most of the headquarters operations; and (b) in January 2007 the bulk of Irwin Mortgage’s portfolio of mortgage servicing rights were sold to various purchasers as well as the servicing platform. Irwin Mortgage continues to wind-down, including its prior activities in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation.  First Financial has provided Irwin Mortgage with a line of credit of $3.0 million secured by the assets of Irwin Mortgage to assist in the wind-down.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	1,788	17.66	NA	NA
Stock Plans	10,150	17.95	NA	NA
February 1 to February 28, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	6,152	17.50	NA	NA
March 1 to March 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	0	0.00	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	1,788	$17.66	NA
Stock Plans	16,302	$17.78	NA

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, and 2009 Non-Employee Director Stock Plan.  (The last four plans are referred to hereafter as the Stock Plans.)  The table shows the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction taxes owed for vested shares/options.

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.  No shares were repurchased under this plan in 2011.

		Total Shares
Announcement	Total Shares Approved for	Repurchased Under	Expiration
Date	Repurchase	the Plan	Date
1/25/2000	7,507,500	2,538,395	None

Item 6.         Exhibits

(a)	Exhibits:

10.1
Terms of First Financial Bancorp. Short-Term Incentive Plan (2011) included at pages 15 -17 under “Proposal 14 - Approval of the First Financial Bancorp Key Executive Short Term Incentive Plan” for the DEFR 14A Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference.*

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

*	Compensatory plans or arrangements.
**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall	/s/ Anthony M. Stollings
J. Franklin Hall	Anthony M. Stollings
Executive Vice President and	Senior Vice President, Chief Accounting
Chief Financial Officer	Officer, and Controller

Date	5/9/11	Date	5/9/11