Form 10-Q
period 2011-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2011-08-09
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common stock, No par value	58,259,315

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$104,150	$105,981
Interest-bearing deposits with other banks	147,108	176,952
Investment securities available-for-sale, at market value (cost $1,114,869 at June 30, 2011 and $904,546 at December 31, 2010)	1,134,114	919,110
Investment securities held-to-maturity (market value $3,226 at June 30, 2011 and $18,066 at December 31, 2010)	3,001	17,406
Other investments	71,492	78,689
Loans held for sale	8,824	29,292
Loans:
Commercial	798,552	800,253
Real estate-construction	142,682	163,543
Real estate-commercial	1,144,368	1,139,931
Real estate-residential	256,788	269,173
Installment	63,799	69,711
Home equity	344,457	341,310
Credit card	28,618	29,563
Lease financing	9,890	2,609
Total loans, excluding covered loans	2,789,154	2,816,093
Less: Allowance for loan losses	53,671	57,235
Net loans - uncovered	2,735,483	2,758,858
Covered loans	1,242,730	1,481,493
Less: Allowance for loan losses	51,044	16,493
Net loans – covered	1,191,686	1,465,000
Net loans	3,927,169	4,223,858
Premises and equipment	114,797	118,477
Goodwill	51,820	51,820
Other intangibles	4,847	5,604
FDIC indemnification asset	193,113	222,648
Accrued interest and other assets	281,172	300,388
TOTAL ASSETS	$6,041,607	$6,250,225

LIABILITIES
Deposits:
Interest-bearing	$1,021,519	$1,111,877
Savings	1,643,110	1,534,045
Time	1,581,603	1,794,843
Total interest-bearing deposits	4,246,232	4,440,765
Noninterest-bearing	728,178	705,484
Total deposits	4,974,410	5,146,249
Federal funds purchased and securities sold under agreements to repurchase	105,291	59,842
Long-term debt	102,255	128,880
Other long-term debt	0	20,620
Total borrowed funds	207,546	209,342
Accrued interest and other liabilities	137,889	197,240
TOTAL LIABILITIES	5,319,845	5,552,831

SHAREHOLDERS' EQUITY
Common stock - no par value
Authorized - 160,000,000 shares Issued - 68,730,731 shares in 2011 and 2010	577,856	580,097
Retained earnings	329,455	310,271
Accumulated other comprehensive loss	(7,902)	(12,044)
Treasury stock, at cost, 10,471,291 shares in 2011 and 10,665,754 shares in 2010	(177,647)	(180,930)
TOTAL SHAREHOLDERS' EQUITY	721,762	697,394
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,041,607	$6,250,225

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$71,929	$74,944	$145,945	$154,282
Investment securities
Taxable	7,080	5,444	13,883	10,840
Tax-exempt	192	245	390	480
Total investment securities interest	7,272	5,689	14,273	11,320
Other earning assets	(1,384)	5,305	(2,338)	10,895
Total interest income	77,817	85,938	157,880	176,497
Interest expense
Deposits	10,767	15,308	22,167	30,956
Short-term borrowings	49	17	94	36
Long-term borrowings	937	2,556	2,026	5,113
Subordinated debentures and capital securities	197	319	391	634
Total interest expense	11,950	18,200	24,678	36,739
Net interest income	65,867	67,738	133,202	139,758
Provision for loan and lease losses - uncovered	5,756	6,158	6,403	17,536
Provision for loan and lease losses - covered	23,895	18,962	49,911	28,422
Net interest income after provision for loan losses	36,216	42,618	76,888	93,800

Noninterest income
Service charges on deposit accounts	4,883	5,855	9,493	11,466
Trust and wealth management fees	3,507	3,668	7,432	7,213
Bankcard income	2,328	2,102	4,483	4,070
Net gains from sales of loans	854	473	1,843	642
FDIC loss sharing income	21,643	15,170	45,078	22,738
Accelerated discount on covered loans	4,756	7,408	10,539	13,506
Loss on preferred securities	0	0	0	(30)
Other	3,147	5,791	5,908	7,797
Total noninterest income	41,118	40,467	84,776	67,402

Noninterest expenses
Salaries and employee benefits	25,123	29,513	52,693	59,754
Net occupancy	4,493	5,340	11,353	13,462
Furniture and equipment	2,581	2,514	5,134	4,787
Data processing	1,453	1,136	2,691	2,368
Marketing	1,402	1,600	2,643	2,674
Communication	753	822	1,567	2,030
Professional services	3,095	2,446	5,322	4,189
State intangible tax	1,236	1,426	2,601	2,757
FDIC expense	1,152	1,907	3,273	3,917
Loss-Other real estate owned	163	138	3,485	608
Loss-Covered other real estate owned	2,621	70	5,733	70
Other	8,425	8,907	13,792	19,464
Total noninterest expenses	52,497	55,819	110,287	116,080
Income before income taxes	24,837	27,266	51,377	45,122
Income tax expense	8,864	9,492	18,197	15,750
Net income	15,973	17,774	33,180	29,372
Dividends on preferred stock	0	0	0	1,865
Net income available to common shareholders	$15,973	$17,774	$33,180	$27,507

Net earnings per common share - basic:	$0.28	$0.31	$0.58	$0.49
Net earnings per common share - diluted:	$0.27	$0.30	$0.57	$0.48
Cash dividends declared per share	$0.12	$0.10	$0.24	$0.20
Average basic shares outstanding	57,694,792	57,539,901	57,642,970	56,356,877
Average diluted shares outstanding	58,734,662	58,604,039	58,722,448	57,365,322

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six months ended
	June 30,
	2011	2010
Operating activities
Net income	$33,180	$29,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	56,314	45,958
Provision for depreciation and amortization	5,779	5,540
Stock-based compensation expense	1,805	1,322
Pension (income) expense	(700)	950
Net amortization of premiums/accretion of discounts on investment securities	1,710	534
Income on trading securities	0	30
Originations of loans held for sale	(59,692)	(47,612)
Net gains from sales of loans held for sale	(1,843)	(642)
Proceeds from sales of loans held for sale	82,004	42,722
Deferred income taxes	(6,643)	(3,459)
Decrease in interest receivable	646	3,836
Increase in cash surrender value of life insurance	(629)	(822)
Decrease in prepaid expenses	3,291	1,205
Decrease in indemnification asset	29,535	36,792
(Decrease) increase in accrued expenses	(22,272)	9,552
(Decrease) increase in interest payable	(1,124)	2,599
Other	5,614	5,689
Net cash provided by operating activities	126,975	133,566

Investing activities
Proceeds from calls, paydowns and maturities of securities available-for-sale	198,811	72,683
Purchases of securities available-for-sale	(410,845)	(100,395)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	11,665	567
Purchases of securities held-to-maturity	0	(51)
Net decrease (increase) in interest-bearing deposits with other banks	29,844	(413,874)
Net decrease in loans and leases, excluding covered loans	14,756	66,443
Net decrease in covered assets	198,782	192,366
Proceeds from disposal of other real estate owned	18,947	2,842
Purchases of premises and equipment	(4,613)	(12,277)
Net cash provided by (used in) investing activities	57,347	(191,696)

Financing activities
Net decrease in total deposits	(171,839)	(103,304)
Net increase in short-term borrowings	45,449	869
Payments on long-term borrowings	(26,611)	(16,881)
Redemption of other long-term debt	(20,620)	0
Cash dividends paid on common stock	(12,748)	(10,925)
Cash dividends paid on preferred stock	0	(1,100)
Redemption of preferred stock	0	(80,000)
Issuance of common stock, net of issuance costs	0	91,192
Proceeds from exercise of stock options	60	235
Excess tax benefit on share-based compensation	156	498
Net cash used in financing activities	(186,153)	(119,416)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,831)	(177,546)
Cash and cash equivalents at beginning of period	105,981	344,150
Cash and cash equivalents at end of period	$104,150	$166,604

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2010	80,000	$79,195	62,358,614	$490,532	$276,119	$(10,487)	(10,924,793)	$(185,401)	$649,958
Net income					29,372				29,372
Unrealized holding gains on securities available-for-sale arising during the period						3,153			3,153
Change in retirement obligation						824			824
Unrealized loss on derivatives-Prime Swap market value adj.						(239)			(239)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(999)			(999)
Foreign Currency Exchange						(83)			(83)
Total comprehensive income									32,028
Issuance of common stock			6,372,117	91,192					91,192
Preferred stock-CPP payoff	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.20 per share					(11,582)				(11,582)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				498					498
Exercise of stock options, net of shares purchased				(1,551)			75,446	1,383	(168)
Restricted stock awards, net of forfeitures				(3,631)			181,271	3,039	(592)
Share-based compensation expense				1,322					1,322
Balances at June 30, 2010	0	$0	68,730,731	$578,362	$292,004	$(7,831)	(10,668,076)	$(180,979)	$681,556
Balances at January 1, 2011	0	$0	68,730,731	$580,097	$310,271	$(12,044)	(10,665,754)	$(180,930)	$697,394
Net income					33,180				33,180
Unrealized holding gains on securities available-for-sale arising during the period						2,913			2,913
Change in retirement obligation						529			529
Unrealized loss on derivatives-Trust Preferred Swap						391			391
Foreign Currency Exchange						309			309
Total comprehensive income									37,322
Cash dividends declared :
Common stock at $0.24 per share					(13,996)				(13,996)
Excess tax benefit on share-based compensation				156					156
Exercise of stock options, net of shares purchased				(228)			12,808	217	(11)
Restricted stock awards, net of forfeitures				(3,974)			181,655	3,066	(908)
Share-based compensation expense				1,805					1,805
Balances at June 30, 2011	0	$0	68,730,731	$577,856	$329,455	$(7,902)	(10,471,291)	$(177,647)	$721,762

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an update (ASU 2010-06, Improving Disclosures about Fair Value Measurements) amending FASB ASC Topic 820-10, Fair Value Measurements and Disclosures, requiring disclosure of transfers in and out of the level 1 and 2 fair value measurement categories and activity in the level 3 fair value measurement category. Additionally, this update amends existing disclosure requirements on the level of disaggregation, inputs and valuation techniques. This update became effective for First Financial for all reporting periods beginning after December 15, 2009 with the exception of the disclosure requirements around activity in the level 3 fair value measurement category, which became effective for all reporting periods beginning after December 15, 2010. This update did not have a material impact on First Financial’s consolidated financial statements.

In December 2010, the FASB issued an update (ASU 2010-28, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) amending FASB ASC Topic 350-20, Goodwill.  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors that should be considered are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for First Financial’s interim reporting periods beginning after December 15, 2010 and did not have a material impact on First Financial’s consolidated financial statements.

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) clarifying the requirements of FASB ASC Topic 310-40, Troubled Debt Restructurings by Creditors.  This update provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  This update also ends the FASB’s deferral of the additional disclosure requirements around troubled debt restructurings included in ASU No. 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The provisions of ASU No. 2011-02 become effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  While the provisions of ASU No. 2011-02 may increase the volume of loan restructurings determined to be troubled debt restructurings and will expand the Company's disclosures on troubled debt restructurings, First Financial does not anticipate this update will have a material impact on its consolidated financial statements.

In April 2011, the FASB issued an update (ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements), which simplified the accounting for arrangements such as repurchase and securities lending agreements. The collateral maintenance requirement will be eliminated from the assessment of effective control, which could result in more transactions being accounted for as secured borrowings rather than sales. The assessment of effective control will focus on a transferor's contractual rights and obligations, not the amount of collateral obtained to repurchase or redeem the transferred financial asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets, and thus accounts for the transfer as a secured borrowing, if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and all of the conditions already described in FASB ASC Topic 860, Transfers and Servicing, are met. This revised guidance is applicable to new transactions and transactions that are modified on or after the first interim or annual period beginning after December 15, 2011.  First Financial does not anticipate this update will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued an update (ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), which expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity.  The guidance is effective for interim and annual financial periods beginning after December 15, 2011.  First Financial does not anticipate this update will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued an update (ASU 2011-05, Presentation of Comprehensive Income), which revises the manner in which entities present comprehensive income in their financial statements. This update eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity.  The amendments to the existing standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its consolidated financial statements.

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

In connection with both the Peoples and Irwin acquisitions, First Financial Bank entered into loss sharing agreements with the FDIC that covers single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate acquired through foreclosure (OREO), all of which are referred to collectively as covered assets.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2010, and no impairment was indicated.  As of June 30, 2011, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets
Other intangible assets consist of mortgage servicing rights and core deposit intangibles.  Mortgage servicing rights are carried at their estimated fair value. Core deposit intangibles are recorded at their estimate fair value as of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles have an estimated weighted average life of 9.4 years.

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

Letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $15.6 million and $17.6 million at June 30, 2011, and December 31, 2010, respectively.

Management conducts regular reviews of these instruments on an individual client basis and does not anticipate any material losses as a result of these letters of credit.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.1 billion at June 30, 2011, and $1.0 billion at December 31, 2010.

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

NOTE 6:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2011.

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$5,027	$149	$0	$5,176
Mortgage-backed securities	103	2	0	105	1,087,462	19,311	(776)	1,105,997
Obligations of state and other political subdivisions	2,898	223	0	3,121	12,187	173	(52)	12,308
Other securities	0	0	0	0	10,193	441	(1)	10,633
Total	$3,001	$225	$0	$3,226	$1,114,869	$20,074	$(829)	$1,134,114

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,959	$390	$(18)	$14,331	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	105,028	957	0	105,985
Mortgage-backed securities	118	4	0	122	775,867	15,513	(2,630)	788,750
Obligations of state and other political subdivisions	3,329	284	0	3,613	13,708	207	(91)	13,824
Other securities	0	0	0	0	9,943	614	(6)	10,551
Total	$17,406	$678	$(18)	$18,066	$904,546	$17,291	$(2,727)	$919,110

The following is a summary of investment securities by estimated maturity as of June 30, 2011.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$317	$321	$22,851	$23,018
Due after one year through five years	1,606	1,696	846,587	861,471
Due after five years through ten years	220	253	185,129	188,286
Due after ten years	858	956	60,302	61,339
Total	$3,001	$3,226	$1,114,869	$1,134,114

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$281,769	$(682)	$1,317	$(94)	$283,086	$(776)
Obligations of state and other political subdivisions	0	0	2,232	(52)	2,232	(52)
Other securities	2,252	(1)	17	0	2,269	(1)
Total	$284,021	$(683)	$3,566	$(146)	$287,587	$(829)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,334	$(18)	$0	$0	$2,334	$(18)
Mortgage-backed securities	280,445	(2,538)	1,336	(92)	281,781	(2,630)
Obligations of state and other political subdivisions	0	0	2,194	(91)	2,194	(91)
Other securities	2,217	(6)	17	0	2,234	(6)
Total	$284,996	$(2,562)	$3,547	$(183)	$288,543	$(2,745)

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the six months ended June 30, 2011.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	Fair Value Hedges
(Dollars in thousands)	June 30, 2011	Deember 31, 2010
Instruments associated with loans:
Total notional value	$703,286	$578,959

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital, and no single counterparty credit risk exposure greater than $20 million. The Company is currently well below all single counterparty and portfolio limits. At June 30, 2011, the Company had a total counterparty notional amount outstanding of approximately $361.8 million, spread among six counterparties, with an outstanding liability from these contracts of $18.9 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $17.0 million, and $12.5 million at June 30, 2011, and December 31, 2010, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		June 30, 2011			December 31, 2010
			Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$20,310	$0	$(2,108)	$21,301	$0	$(2,302)
Matched interest rate swaps with borrower	Accrued interest and other assets	341,488	16,758	(29)	278,829	14,843	(131)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	341,488	29	(17,521)	278,829	131	(15,502)
Total		$703,286	$16,787	$(19,658)	$578,959	$14,974	$(17,935)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2011:

				Weighted-Average Rate
(Dollars in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$20,310	4.4	$(2,108)	2.23%	6.79%
Receive fixed, matched interest rate swaps with borrower	341,488	4.4	16,729	5.87%	2.93%
Pay fixed, matched interest rate swaps with counterparty	341,488	4.4	(17,492)	2.93%	5.87%
Total asset conversion swaps	$703,286	4.4	$(2,871)	4.34%	4.47%
Total swap portfolio	$703,286	4.4	$(2,871)	4.34%	4.47%

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

The following table details the location and amounts recognized for fair value hedges:

		Increase (decrease) to Interest Income
(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivatives in fair value hedging relationships	Location of change in fair value derivative	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Rate Contracts
Loans	Interest Income - Loans	$(236)	$(251)	$(471)	$(511)
Total		$(236)	$(251)	$(471)	$(511)

Cash Flow Hedges – First Financial may utilize interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates.  The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  Changes in the fair value of the interest rate swaps are included in accumulated comprehensive income (loss).  Derivative gains and losses not considered effective in hedging the cash flows related to the underlying loans, if any, would be recognized immediately in income.

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

First Financial terminated the $20.0 million trust preferred interest rate swap during the fourth quarter of 2010 in the course of its normal interest rate risk and balance sheet management activities.  Terminating the trust preferred interest rate swap resulted in a $0.6 million pre-tax loss that was included in accumulated comprehensive income (loss) on the Consolidated Balance Sheets. Due to the early redemption of the trust preferred securities, the remaining balance of the unrecognized loss of $0.6 million was recognized in noninterest expense in the second quarter of 2011. First Financial has no derivative instruments designated as cash flow hedges at June 30, 2011.

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
(Dollars in thousands)	3 months ended	6 months ended		3 months ended	6 months ended
Derivatives in cash flow hedging relationships	June 30, 2010			June 30, 2010

Interest Rate Contracts
Other long-term debt	$(796)	$(999)	Interest Expense - Other long-term debt	$(144)	$(286)
Total	$(796)	$(999)	Total	$(144)	$(286)

NOTE 8:  LONG-TERM DEBT

Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  First Financial has $65.0 million in repurchase agreements which have remaining maturities of between two and five years and a weighted average rate of 3.50%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.  First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively.  During the third quarter of 2010, approximately $232 million of these advances were prepaid.  As of June 30, 2011, the remaining FHLB long-term advances assumed in the two transactions totaled $1.8 million, had remaining maturities of less than nine years and a weighted average effective yield of 3.90%.

The following is a summary of long-term debt:

	June 30, 2011
(Dollars in thousands)	Amount	Average Rate
Federal Home Loan Bank	$37,255	3.86%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$102,255	3.63%

NOTE 9:  OTHER LONG-TERM DEBT

Other long-term debt on the Consolidated Balance Sheets previously consisted of junior subordinated debentures owed to unconsolidated subsidiary trusts.  Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II). These debentures were eligible for early redemption by First Financial in September of 2008 and were redeemed on June 30, 2011.

The debentures qualified as Tier I capital under Federal Reserve Board guidelines, but had been limited to 25% of qualifying Tier I capital. After the early redemption, the Company has the capacity to issue approximately $171.5 million in additional qualifying debentures under these guidelines.

NOTE 10:  LOANS (excluding covered loans)

Commercial loans are made to all types of businesses for a variety of purposes. First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of First Financial Bank, First Financial Equipment Finance LLC, (First Equipment Finance) primarily in its principal markets. First Equipment Finance delivers financing solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.

Commercial lending activities include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants. The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers. The focus is on a limited number of concepts that have sound economics, low closure rates, and brand awareness within specified local, regional, or national markets. Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate.

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

Loans placed in nonaccrual status, including restructured loans in nonaccrual status, are considered to be impaired. Information as to nonaccrual, restructured, and impaired loans was as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Principal balance
Nonaccrual loans
Commercial	$9,811	$13,729
Real estate-construction	13,237	12,921
Real estate-commercial	26,213	28,342
Real estate-residential	4,564	4,607
Installment	335	150
Home equity	2,376	2,553
Total nonaccrual loans	56,536	62,302
Restructured loans	17,482	17,613
Total	74,018	79,915
Less: restructured loans - accruing	(3,039)	(3,508)
Total impaired loans	$70,979	$76,407

	June 30, 2011
(Dollars in thousands)	Three Months Ended	Six Months Ended
Interest income effect
Gross amount of interest that would have been recorded under original terms	$1,304	$2,713
Interest included in income
Nonaccrual loans	105	250
Restructured loans	84	166
Total interest included in income	189	416
Net impact on interest income	$1,115	$2,297

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2011
(Dollars in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$6,706	$8,146	$0	$7,858	$27	$15
Real estate - construction	5,638	12,238	0	5,494	1	0
Real estate - commercial	18,586	24,353	0	19,088	132	68
Real estate - residential	5,857	6,334	0	5,713	10	5
Installment	448	461	0	287	3	2
Home equity	2,375	2,483	0	2,444	4	2

Loans with an allowance recorded:
Commercial	3,112	4,590	1,528	3,299	0	0
Real estate - construction	13,908	16,481	4,387	14,327	88	35
Real estate - commercial	13,453	18,401	4,021	15,204	105	39
Real estate - residential	795	807	93	874	10	4
Installment	0	0	0	26	0	0
Home equity	101	101	2	67	1	1

Total:
Commercial	9,818	12,736	1,528	11,157	27	15
Real estate - construction	19,546	28,719	4,387	19,821	89	35
Real estate - commercial	32,039	42,754	4,021	34,292	237	107
Real estate - residential	6,652	7,141	93	6,587	20	9
Installment	448	461	0	313	3	2
Home equity	2,476	2,584	2	2,511	5	3
Total	$70,979	$94,395	$10,031	$74,681	$381	$171

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$9,375	$12,008	$0	$7,432	$228
Real estate - construction	4,925	8,458	0	9,935	98
Real estate - commercial	17,431	21,660	0	14,113	804
Real estate - residential	5,854	6,447	0	6,611	84
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74

Loans with an allowance recorded:
Commercial	4,354	6,090	2,017	10,423	77
Real estate - construction	14,407	18,261	3,716	11,063	378
Real estate - commercial	16,693	19,799	4,347	13,391	392
Real estate - residential	665	757	122	1,434	23

Total:
Commercial	13,729	18,098	2,017	17,855	305
Real estate - construction	19,332	26,719	3,716	20,998	476
Real estate - commercial	34,124	41,459	4,347	27,504	1,196
Real estate - residential	6,519	7,204	122	8,045	107
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74
Total	$76,407	$97,004	$10,202	$76,926	$2,164

Loan delinquency, including nonaccrual loans, was as follows:

	As of June 30, 2011
	30 – 59 Days past due	60 – 89 Days past due	> 90 days past due	Total Past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,683	$2,835	$8,741	$14,259	$784,293	$798,552	$0
Real estate - construction	2,146	0	13,213	15,359	127,323	142,682	0
Real estate - commercial	10,260	2,008	15,523	27,791	1,116,577	1,144,368	0
Real estate - residential	5,644	1,901	5,306	12,851	243,937	256,788	0
Installment	214	98	181	493	63,306	63,799	0
Home equity	917	383	1,894	3,194	341,263	344,457	0
All other	340	218	149	707	37,801	38,508	149
Total	$22,204	$7,443	$45,007	$74,654	$2,714,500	$2,789,154	$149

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,241	$1,573	$11,684	$15,498	$784,755	$800,253	$0
Real estate - construction	1,754	3,782	8,973	14,509	149,034	163,543	0
Real estate - commercial	3,202	3,979	16,435	23,616	1,116,315	1,139,931	0
Real estate - residential	7,671	1,930	5,127	14,728	254,445	269,173	0
Installment	456	48	120	624	69,087	69,711	0
Home equity	1,260	392	2,166	3,818	337,492	341,310	0
All other	366	176	370	912	31,260	32,172	370
Total	$16,950	$11,880	$44,875	$73,705	$2,742,388	$2,816,093	$370

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$739,569	$108,989	$989,787
Special Mention	30,334	2,708	57,711
Substandard	28,450	30,985	96,870
Doubtful	199	0	0
Total	$798,552	$142,682	$1,144,368

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$250,136	$63,351	$341,981	$38,508
Nonperforming	6,652	448	2,476	0
Total	$256,788	$63,799	$344,457	$38,508

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$731,932	$115,988	$979,023
Special Mention	36,453	4,829	63,618
Substandard	31,557	42,726	97,290
Doubtful	311	0	0
Total	$800,253	$163,543	$1,139,931

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$262,654	$69,561	$338,757	$32,172
Nonperforming	6,519	150	2,553	0
Total	$269,173	$69,711	$341,310	$32,172

Other real estate owned is comprised of properties acquired by the Bank through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. The acquired properties are recorded at the lower of cost, or fair value less estimated costs of disposal (net realizable value), upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of OREO properties are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

During the first six months of 2011, First Financial recognized a reduction in the estimated value of vacant land obtained from a commercial real estate developer of $3.1 million.  Changes in other real estate owned were as follows:

	Six Months Ended	Full Year
(Dollars in thousands)	June 30, 2011	December 31, 2010
Balance at beginning of period	$17,907	$4,145
Additions
Commercial	1,087	17,520
Residential	2,193	1,130
Total additions	3,280	18,650
Disposals
Commercial	304	2,315
Residential	1,052	1,674
Total disposals	1,356	3,989
Write-downs
Commercial	3,341	727
Residential	177	172
Total write-downs	3,518	899
Balance at end of period	$16,313	$17,907

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

First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans were not classified as nonperforming assets at June 30, 2011 as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans:

	June 30, 2011			December 31, 2010
(Dollars in thousands)	Loans Accounted For Under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans	Loans Accounted For Under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$234,024	$17,729	$251,753	$295,600	$38,439	$334,039
Real estate - construction	40,811	0	40,811	42,743	0	42,743
Real estate - commercial	714,240	12,645	726,885	837,942	17,783	855,725
Real estate - residential	134,131	0	134,131	147,052	0	147,052
Installment	13,989	1,208	15,197	19,560	1,511	21,071
Home equity	6,289	62,375	68,664	7,241	66,454	73,695
Other covered loans	0	5,289	5,289	0	7,168	7,168
Total covered loans	$1,143,484	$99,246	$1,242,730	$1,350,138	$131,355	$1,481,493

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees, and penalties, was $1.9 billion and $2.2 billion as of June 30, 2011 and December 31, 2010, respectively.

Changes in the carrying amount of accretable yield for purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period (1)	$461,290	$573,381	$509,945	$623,669
Additions	0	0	0	0
Reclassification from non-accretable difference	11,229	0	33,206	0
Accretion	(31,818)	(33,046)	(66,279)	(69,205)
Other net activity (2)	(18,920)	(25,899)	(55,091)	(40,028)
Balance at end of period	$421,781	$514,436	$421,781	$514,436
 __________________________________________
(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method.
(2)   Includes the impact of loan repayments and charge-offs.

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the second quarter of 2011. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification of $11.2 million from nonaccretable to accretable difference during the second quarter and $33.2 million for the six months ended June 30, 2011. These reclassifications resulted in yield adjustments on these loan pools on a prospective basis. There were no reclassifications from nonaccretable to accretable difference during the three and six months ended June 30, 2010. The Company also recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. There were also loan pools that were impaired in prior periods but improved during the second quarter.  This improvement was recorded as a recapture of prior period impairment which partially offset impairment recorded in the second quarter.  For further detail on impairment and provision expense related to loans accounted for under FASB ASC Topic 310-30, see "Covered Loans" under Note 11 - Allowance for Loan and Lease Losses.

Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loans accounted for under FASB ASC Topic 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

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

Information as to covered nonaccrual loans was as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Principal balance
Nonaccrual loans
Commercial	$8,733	$16,190
Real estate-commercial	2,883	2,074
Home equity	1,157	1,491
All other	10	0
Total	$12,783	$19,755

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2011
Interest income effect
Gross amount of interest that would have been recorded under original terms	$961	$2,019
Interest included in income	54	163
Net impact on interest income	$907	$1,856

First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$8,733	$11,215	$0	$11,262	$144	$51
Real estate - commercial	2,883	3,634	0	2,183	2	0
Home equity	1,157	2,257	0	1,311	17	3
All other	10	10	0	7	0	0
Total	$12,783	$17,116	$0	$14,763	$163	$54

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$16,190	$18,346	$0	$12,324	$316
Real estate - commercial	2,074	5,412	0	3,910	14
Installment	0	0	0	255	0
Home equity	1,491	3,137	0	1,597	68
Total	$19,755	$26,895	$0	$18,086	$398

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2011
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$1,346	$1,875	$5,189	$8,410	$9,319	$17,729	$0
Real estate - commercial	1,408	29	2,841	4,278	8,367	12,645	0
Installment	0	0	0	0	1,208	1,208	0
Home equity	1,353	1,086	1,103	3,542	58,833	62,375	0
All other	159	5	10	174	5,115	5,289	0
Total	$4,266	$2,995	$9,143	$16,404	$82,842	$99,246	$0

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$880	$419	$13,764	$15,063	$23,376	$38,439	$0
Real estate - commercial	225	62	1,896	2,183	15,600	17,783	0
Installment	0	0	0	0	1,511	1,511	0
Home equity	656	443	1,424	2,523	63,931	66,454	0
All other	87	10	9	106	7,062	7,168	9
Total	$1,848	$934	$17,093	$19,875	$111,480	$131,355	$9

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$159,323	$7,453	$384,580
Special Mention	28,341	13,019	79,563
Substandard	44,444	20,339	253,858
Doubtful	19,645	0	8,884
Total	$251,753	$40,811	$726,885

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$134,131	$15,197	$67,507	$5,289
Nonperforming	0	0	1,157	0
Total	$134,131	$15,197	$68,664	$5,289

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$225,088	$14,021	$476,140
Special Mention	35,768	5,743	106,057
Substandard	60,090	22,979	268,651
Doubtful	13,093	0	4,877
Total	$334,039	$42,743	$855,725

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$147,052	$21,071	$72,204	$7,168
Nonperforming	0	0	1,491	0
Total	$147,052	$21,071	$73,695	$7,168

Covered other real estate owned is comprised of properties acquired by the Bank through the loan foreclosure or, repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered loans. These properties remain subject to loss share agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred. The acquired properties are recorded at the lower of cost, or fair value less estimated costs of disposal (net realizable value), upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of covered OREO properties are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

Changes in covered other real estate owned were as follows:

	Six Months Ended	Full Year
(Dollars in thousands)	June 30, 2011	December 31, 2010
Balance at beginning of period	$35,257	$12,916
Additions
Commercial	21,732	22,237
Residential	1,825	9,827
Total additions	23,557	32,064
Disposals
Commercial	11,500	4,744
Residential	6,091	4,536
Total disposals	17,591	9,280
Write-downs
Commercial	3,524	414
Residential	1,012	29
Total write-downs	4,536	443
Balance at end of period	$36,687	$35,257

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

There were no material changes to First Financial’s accounting policies or methodology related to the allowance for loan and lease losses during the second quarter of 2011.

First Financial’s policy is to charge-off loans when, in management’s opinion, full collectibility of principal and interest based upon the contractual terms of the loan is unlikely.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended					Six Months Ended
	2011		2010			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2011	2010
Balance at beginning of period	$53,645	$57,235	$57,249	$57,811	$56,642	$57,235	$59,311
Provision for loan losses	5,756	647	9,741	6,287	6,158	6,403	17,536
Loans charged off	(6,232)	(4,601)	(10,285)	(8,124)	(5,457)	(10,833)	(19,942)
Recoveries	502	364	530	1,275	468	866	906
Balance at end of period	$53,671	$53,645	$57,235	$57,249	$57,811	$53,671	$57,811
Allowance for loan and lease losses to total ending loans	1.92%	1.93%	2.03%	2.07%	2.07%	1.92%	2.07%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Six Months Ended June 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	1,930	1,841	6,205	(4,356)	(119)	242	660	6,403
Gross charge-offs	815	2,403	4,880	514	249	1,185	787	10,833
Recoveries	322	27	73	38	180	37	189	866
Total net charge-offs	493	2,376	4,807	476	69	1,148	598	9,967
Ending allowance for loan and lease losses	$11,575	$7,791	$16,315	$4,075	$1,793	$10,033	$2,089	$53,671
Ending allowance on loans individually evaluated for impairment	$1,528	$4,387	$4,021	$93	$0	$2	$0	$10,031
Ending allowance on loans collectively evaluated for impairment	679	41	351	69	9	69	0	1,218
	$2,207	$4,428	$4,372	$162	$9	$71	$0	$11,249
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$7,423	$19,377	$28,537	$2,088	$113	$101	$0	$57,639
Ending balance of loans collectively evaluated for impairment	2,395	169	3,502	4,564	335	2,375	0	13,340
	$9,818	$19,546	$32,039	$6,652	$448	$2,476	$0	$70,979

	Twelve Months Ended December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,590	$8,143	$15,190	$5,308	$2,159	$8,063	$1,858	$59,311
Provision for loan and lease losses	4,252	8,778	6,836	5,268	457	6,183	1,790	33,564
Gross charge-offs	13,324	8,619	8,191	1,693	1,154	3,499	1,871	38,351
Recoveries	620	24	1,082	24	519	192	250	2,711
Total net charge-offs	12,704	8,595	7,109	1,669	635	3,307	1,621	35,640
Ending allowance for loan and lease losses	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Ending allowance on loans individually evaluated for impairment	$2,017	$3,716	$4,347	$122	$0	$0	$0	$10,202
Ending allowance on loans collectively evaluated for impairment	279	7	196	149	4	82	0	717
	$2,296	$3,723	$4,543	$271	$4	$82	$0	$10,919
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$12,175	$19,294	$31,260	$1,912	$0	$0	$0	$64,641
Ending balance of loans collectively evaluated for impairment	1,554	38	2,864	4,607	150	2,553	0	11,766
	$13,729	$19,332	$34,124	$6,519	$150	$2,553	$0	$76,407

Covered Loans
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.

First Financial established an allowance for loan losses associated with covered loans during 2010 based on its valuation procedures performed during the period.  The Company continued to update its valuations related to loans covered under loss share agreements during the second quarter of 2011 and, as a result of impairment in certain loan pools, recognized total provision expense of $23.9 million and realized net charge-offs of $4.4 million during the quarter, resulting in an allowance for covered loan losses of $51.0 million as of June 30, 2011. For the first six months of 2011, the Company recognized total provision expense of $49.9 million and realized net charge-offs of $15.4 million.  Additionally, the Company recognized loss share expenses of $6.5 million for the first six months of 2011 and $3.4 million for the second quarter of 2011 primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $45.1 million for the first six months of 2011 and $21.6 million for the second quarter of 2011 was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

For the second quarter of 2010, First Financial recognized provision expense on covered loans of $19.0 million related to net charge-offs of $17.7 million during the period.  For the first six months of 2010, the Company recognized provision expense of $28.4 million related to net charge-offs of $27.1 million.  The related receivable due from the FDIC under loss share agreements related to these loans of $15.2 million and $22.7 million for the second quarter and first six months, respectively, was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

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

The allowance for loan and lease losses on covered loans is presented in the table below:

	June 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$24,548	$24,773	$1,547	$176	$51,044
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$24,548	$24,773	$1,547	$176	$51,044

	December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$8,787	$7,213	$232	$261	$16,493
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$8,787	$7,213	$232	$261	$16,493

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

	Three Months Ended					Six Months Ended
	2011		2010			June 30,
(Dollars in thousands)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	2011	2010
Balance at beginning of period	$31,555	$16,493	$11,583	$1,273	$0	$16,493	$0
Provision for loan and lease losses	23,895	26,016	13,997	20,725	18,962	49,911	28,422
Loans charged-off	(7,456)	(14,026)	(9,351)	(10,492)	(17,689)	(21,482)	(27,149)
Recoveries	3,050	3,072	264	77	0	6,122	0
Balance at end of period	$51,044	$31,555	$16,493	$11,583	$1,273	$51,044	$1,273

NOTE 13:  INCOME TAXES

First Financial’s effective tax rate for the second quarter of 2011 was 35.7% compared to 34.8% for the second quarter of 2010. The 2011 year-to-date effective tax rate was 35.4% compared to 34.9% for 2010.

At June 30, 2011, and December 31, 2010, First Financial had no unrecognized tax benefits recorded under FASB ASC Topic 740-10, Income Taxes.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial was notified in the second quarter of 2011 that the Internal Revenue Service will commence a routine examination of its income tax return for the calendar year 2009. At this time, the company cannot make an assessment of the outcome of this examination.

NOTE 14:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for its defined benefit pension plan.

First Financial made cash contributions totaling $60.0 million to fund the pension plan in 2010.  First Financial does not expect to make a cash contribution to its pension plan in 2011.  As a result of the plan’s funding status and related actuarial projections for 2011, First Financial recorded income in the first six months of 2011 of $0.7 million, compared to expense of $1.0 million for the first six months of 2010. Likewise, First Financial recorded income in the second quarter of 2011 of $0.4 million compared to expense of $0.5 million for the same period in 2010.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$825	$600	$1,650	$1,200
Interest cost	675	700	1,350	1,400
Expected return on assets	(2,275)	(1,250)	(4,550)	(2,500)
Amortization of prior service cost	(100)	(100)	(200)	(200)
Recognized net actuarial loss	525	525	1,050	1,050
Net periodic benefit (income) cost	$(350)	$475	$(700)	$950

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net actuarial loss	$525	$525	$1,050	$1,050
Net prior service credit	(100)	(100)	(200)	(200)
Deferred tax (liabilities) assets	(160)	(158)	(321)	(26)
Net amount recognized	$265	$267	$529	$824

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

The estimated fair values of First Financial’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Cash and short-term investments	$251,258	$251,258	$282,933	$282,933
Investment securities held-to-maturity	3,001	3,226	17,406	18,066
Investment securities available-for-sale	1,134,114	1,134,114	919,110	919,110
Other investments	71,492	71,492	78,689	78,689
Loans held for sale	8,824	8,824	29,292	29,292
Loans, excluding covered loans	2,735,483	2,720,921	2,758,858	2,720,080
Covered loans	1,191,686	1,215,537	1,465,000	1,477,631
Mortgage-servicing rights	1,201	1,212	1,502	1,502
FDIC indemnification asset	193,113	170,602	222,648	212,431
Accrued interest receivable	10,903	10,903	14,063	14,063
Derivative financial instruments	0	0	262	262

Financial liabilities
Deposits
Noninterest-bearing	$728,178	$728,178	$705,484	$705,484
Interest-bearing demand	1,021,519	1,021,519	1,111,877	1,111,877
Savings	1,643,110	1,643,110	1,534,045	1,534,045
Time	1,581,603	1,591,588	1,794,843	1,818,237
Total deposits	4,974,410	4,984,395	5,146,249	5,169,643
Short-term borrowings	105,291	105,291	59,842	59,842
Long-term debt	102,255	106,604	128,880	125,825
Other long-term debt	0	0	20,620	20,620
Accrued interest payable	4,392	4,392	5,516	5,516
Derivative financial instruments	2,871	2,871	3,223	3,223

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Derivatives	$0	$17,550	$(763)	$(16,787)	$0
Available-for-sale investment securities	145	1,133,969	0	0	1,134,114
Total	$145	$1,151,519	$(763)	$(16,787)	$1,134,114

Liabilities
Derivatives	$0	$19,658	$0	$(16,787)	$2,871

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Year-to-date Gains/(Losses)
Assets
Loans held for sale	$0	$8,824	$0	$0
Impaired loans (1)	156	18,046	323	0

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

NOTE 16:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	June 30, 2011
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gain on securities available-for-sale	$4,680	$(1,767)	$2,913	$11,977
Unrealized loss on derivatives	628	(237)	391	0
Unfunded pension obligation	850	(321)	529	(20,753)
Foreign currency translation	309	0	309	874
Total	$6,467	$(2,325)	$4,142	$(7,902)

	June 30, 2010
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gain on securities available-for-sale	$5,226	$(2,073)	$3,153	$13,377
Unrealized loss on derivatives	(1,949)	711	(1,238)	(307)
Unfunded pension obligation	850	(26)	824	(20,937)
Foreign currency translation	(83)	0	(83)	36
Total	$4,044	$(1,388)	$2,656	$(7,831)

NOTE 17:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$15,973	$17,774	$33,180	$29,372
Dividends on preferred stock	0	0	0	1,865
Income available to common shareholders	$15,973	$17,774	$33,180	$27,507
Denominator for basic earnings per share - weighted average shares	57,694,792	57,539,901	57,642,970	56,356,877
Effect of dilutive securities —
Employee stock awards	945,250	944,176	974,958	893,621
Warrants	94,620	119,962	104,520	114,824
Denominator for diluted earnings per share - adjusted weighted average shares	58,734,662	58,604,039	58,722,448	57,365,322
Earnings per share available to common shareholders
Basic	$0.28	$0.31	$0.58	$0.49
Diluted	$0.27	$0.30	$0.57	$0.48

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 434,976 and 320,963 at June 30, 2011 and 2010, respectively.  The warrants to purchase 465,117 shares of common stock were outstanding as of June 30, 2011 and 2010.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial is a $6.0 billion bank holding company headquartered in Cincinnati, Ohio.  As of June 30, 2011 First Financial, through its subsidiaries, operated in Ohio, Indiana, and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (Bank) with 102 banking centers and ATMs, and an investment advisory company, First Financial Capital Advisors LLC (Capital Advisors).  First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial expects to execute a dissolution strategy of Capital Advisors which should be completed later in 2011.  The Bank operates in 65 communities under the First Financial Bank name and provides credit based products, deposit accounts, corporate cash management support, and other services to commercial and retail clients.  The wealth management activities include a full range of services including trust services, brokerage, investment, and other related services.  Additionally, the Bank conducts specialty, franchise lending providing equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States.  Loans to franchisees often include the financing of real estate as well as equipment.  The franchise portfolio is managed to a risk-appropriate level so as not to create an industry, geographic or franchisee concept concentration.

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

BUSINESS COMBINATIONS

During the second quarter of 2011, First Financial signed a purchase and assumption agreement to acquire all 16 of the retail banking branches of Liberty Savings Bank, FSB (Liberty) located in Ohio. The deposits associated with these branches totaled approximately $350 million as of March 31, 2011. Additionally, First Financial agreed to purchase a diversified portfolio of approximately $150 million of in-market performing loans as part of this transaction. The Liberty transaction is expected to close during the third quarter 2011 and is subject to regulatory approval and other customary closing conditions.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples) and Irwin. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the company through the generation of additional capital.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. The FDIC's obligation to reimburse First Financial for losses with respect to covered assets for all three assisted transactions began with the first dollar of loss incurred. Covered loans represent approximately 31% of First Financial’s loans at June 30, 2011.

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

OVERVIEW OF OPERATIONS

Reclassifications of prior periods’ amounts, if applicable, have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

Second quarter 2011 net income and net income available to common shareholders, was $16.0 million, and earnings per diluted common share were $0.27.  This compares with first quarter 2011 net income and net income available to common shareholders of $17.2 million, and earnings per diluted common share of $0.29 and second quarter 2010 net income and net income available to common shareholders of $17.8 million and earnings per diluted common share of $0.30.

For the six month period ended June 30, 2011, net income and net income available to common shareholders, was $33.2 million, and earnings per diluted common share was $0.57. This compares to net income of $29.4 million, net income available to common shareholders of $27.5 million, and earnings per diluted common share of $0.48.

Return on average assets for the second quarter of 2011 was 1.03% compared to 1.08% for the comparable period in 2010 and 0.90% at December 31, 2010.  Return on average shareholders’ equity for the second quarter of 2011 was 9.05 % compared to 10.62% for the comparable period in 2010 and 8.14% at December 31, 2010.

A discussion of the first six months and second quarter of 2011 results of operations follows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$65,867	$67,738	$133,202	$139,758
Tax equivalent adjustment	240	212	478	424
Net interest income - tax equivalent	$66,107	$67,950	$133,680	$140,182

Average earning assets	$5,733,604	$6,000,760	$5,752,807	$5,986,114

Net interest margin *	4.61%	4.53%	4.67%	4.71%
Net interest margin (fully tax equivalent) *	4.62%	4.54%	4.69%	4.72%

* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter of 2011 was $65.9 million, a decrease of $1.9 million from the second quarter of 2010 net interest income of $67.7 million and $1.5 million from the first quarter of 2011 net interest income of $67.3 million.  Net interest income on a fully tax-equivalent basis for the second quarter 2011 was $66.1 million as compared to $67.6 million for the first quarter 2011 and $68.0 million as compared to the year-over-year period.  Compared to the linked quarter (second quarter of 2011 compared to the first quarter of 2011), the decrease during the second quarter 2011 resulted from a decline in interest income earned on loans primarily driven by an 8.8% decrease in the balance of average covered loans outstanding. However, this decline was partially offset by an increase in interest earned on investments and lower interest expense on deposits. The decrease compared to the year-over-year quarter was primarily driven by the 27.3% decline in average covered loan balances and the reduced yield on the FDIC indemnification asset, offset partially by higher interest income from investments and lower funding costs as a result of the continued runoff of higher cost time deposits and the prepayment of $232 million of Federal Home Loan Bank (FHLB) advances during the third quarter 2010.

For the six month period ended June 30, 2011, net interest income was $133.2 million as compared to $139.8 million for the comparable period in 2010. Similar to the quarterly year-over-year items noted above, the decrease was driven by the decline in average covered loan balances and the reduced yield on the FDIC indemnification asset, offset partially by higher interest income from investments and lower funding costs.

Net interest margin was 4.61% for the second quarter 2011 as compared to 4.73% for the first quarter 2011 and 4.53% for the second quarter 2010.  Net interest margin continued to be negatively impacted by the combination of normal amortization and paydowns in the acquired loan portfolio. However, the Company continued to use a significant portion of its liquidity to purchase investment securities, totaling $249.8 million during the quarter, helping to offset the margin decline from lower loan balances. Net interest margin also benefited from the expected runoff of retail and brokered certificates of deposit as well as runoff in deposits related to the exited markets of Michigan and Louisville.

Net interest margin is affected by certain activity related to the acquired loan portfolio. The majority of these loans are accounted for under ASC Topic 310-30 and, as such, the Company is required to periodically update its forecast of expected cash flows from these loans. Impairment, as a result of a decrease in expected cash flows, is recognized in the period it is measured as provision expense and has no impact on net interest margin. Improvements in expected cash flows are recognized on a prospective basis through an upward adjustment to the yield earned on the portfolio. Impairment and improvement are both partially offset by the impact of changes in the value of the FDIC indemnification asset. Impairment is partially offset by an increase to the FDIC indemnification asset as a result of FDIC loss sharing income and has no impact on net interest margin. Improvement, which is reflected as a higher yield, is partially offset by a lower yield earned on the FDIC indemnification asset until the next periodic valuation of the loans and the indemnification asset. The weighted average yield of the acquired loan portfolio can also be subject to change as loans with higher yields pay down more quickly or slowly than loans with lower yields.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2011			March 31, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments:
Interest-bearing deposits with other banks	$375,434	$328	0.35%	$276,837	$282	0.41%	$554,333	$459	0.33%
Investment securities	1,093,870	7,272	2.67%	1,045,292	7,001	2.72%	597,991	5,689	3.82%
Gross loans including covered loans and indemnification asset (1)	4,264,300	70,217	6.60%	4,450,095	72,780	6.63%	4,848,436	79,790	6.60%
Total earning assets	5,733,604	77,817	5.44%	5,772,224	80,063	5.63%	6,000,760	85,938	5.74%

Nonearning assets
Cash and due from banks	118,829			111,953			273,162
Allowance for loan and lease losses	(94,202)			(83,155)			(60,444)
Premises and equipment	115,279			119,006			115,587
Other assets	346,244			346,380			291,956
Total assets	$6,219,754			$6,266,408			$6,621,021

Interest-bearing liabilities
Deposits:
Interest-bearing	$1,130,503	$808	0.29%	$1,088,791	855	0.32%	$1,139,001	1,265	0.45%
Savings	1,636,821	1,838	0.45%	1,585,065	1,743	0.45%	1,341,194	2,058	0.62%
Time	1,634,779	8,121	1.99%	1,757,668	8,802	2.03%	2,090,776	11,985	2.30%
Short-term borrowings	95,297	49	0.21%	89,535	45	0.20%	37,353	17	0.18%
Long-term borrowings	122,899	1,134	3.70%	140,552	1,283	3.70%	410,592	2,875	2.81%
Total interest-bearing liabilities	4,620,299	11,950	1.04%	4,661,611	12,728	1.11%	5,018,916	18,200	1.45%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	734,674			733,242			740,011
Other liabilities	157,031			176,493			191,043
Shareholders' equity	707,750			695,062			671,051
Total liabilities and shareholders' equity	$6,219,754			$6,266,408			$6,621,021
Net interest income		$65,867			$67,335			$67,738

Net interest spread			4.40%			4.52%			4.29%
Contribution of noninterest-bearing sources of funds			0.21%			0.21%			0.24%
Net interest margin (2)			4.61%			4.73%			4.53%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended June 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(128)	$399	$271	$(1,714)	$3,297	$1,583
Other earning assets	(43)	89	46	25	(156)	(131)
Gross loans (1)	(309)	(2,254)	(2,563)	46	(9,619)	(9,573)
Total earning assets	(480)	(1,766)	(2,246)	(1,643)	(6,478)	(8,121)
Interest-bearing liabilities
Total interest-bearing deposits	$(680)	$47	$(633)	$(4,128)	$(413)	$(4,541)
Borrowed funds
Short-term borrowings	1	3	4	2	30	32
Federal Home Loan Bank long-term debt	(5)	(147)	(152)	1,009	(2,628)	(1,619)
Other long-term debt	3	0	3	(120)	(2)	(122)
Total borrowed funds	(1)	(144)	(145)	891	(2,600)	(1,709)
Total interest-bearing liabilities	(681)	(97)	(778)	(3,237)	(3,013)	(6,250)
Net interest income (2)	$201	$(1,669)	$(1,468)	$1,594	$(3,465)	$(1,871)

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

	Changes for the Six Months Ended June 30
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(3,602)	$6,555	$2,953
Other earning assets	87	(278)	(191)
Gross loans (1)	(2,472)	(18,907)	(21,379)
Total earning assets	(5,987)	(12,630)	(18,617)
Interest-bearing liabilities
Total interest-bearing deposits	$(8,081)	$(708)	$(8,789)
Borrowed funds
Short-term borrowings	3	55	58
Federal Home Loan Bank long-term debt	2,083	(5,170)	(3,087)
Other long-term debt	(241)	(2)	(243)
Total borrowed funds	1,845	(5,117)	(3,272)
Total interest-bearing liabilities	(6,236)	(5,825)	(12,061)
Net interest income	$249	$(6,805)	$(6,556)

NONINTEREST INCOME

Second quarter 2011 noninterest income was $41.1 million, compared to $43.7 million in the first quarter of 2011 and $40.5 million in the second quarter of 2010.  The decrease on a linked basis was primarily due to decreased reimbursements due from the FDIC related to covered loans as well as decreased accelerated discount on covered loans. The increase from the comparable quarter in 2010 was due to increased reimbursements due from the FDIC on covered loans although offset by decreased accelerated discount on covered loans. When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as other noninterest expense. Reimbursements due from the FDIC under loss share agreements related to these credit losses are recorded as noninterest income and were $21.6 million for the second quarter of 2011, $23.4 million for the first quarter of 2011, and $15.2 million for the second quarter of 2010.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered loans.

While no material sales of covered loans occurred during the second quarter of 2011, covered loan activity continued to positively impact noninterest income due to loan sales and prepayments. Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial sold covered loans associated with the exited Michigan market during the first quarter of 2011 with a carrying value of $36.8 million.  These loans were sold at 100% of the unpaid principal balance and represented $3.1 million of the total accelerated discount for the quarter.

Excluding accelerated income and FDIC loss sharing income, noninterest income earned in the second quarter 2011 was $14.7 million as compared to $14.4 million in the first quarter 2011 and $17.9 million in the second quarter 2010. The increase compared to the linked quarter was primarily driven by higher service charges on deposits, bankcard income and client derivative fees; offset partially by lower gain on sale from residential mortgage originations and trust and wealth management fees. Additionally, the Company recognized a gain of $429,000 resulting from the sale of certain loans originated by its franchise finance unit that had a net book value of approximately $9.3 million. Consistent with a prior sale of franchise-related loans, the sale was conducted to lessen credit and geographic concentration risk within the franchise portfolio.

The decrease from the comparable quarter in 2010 was primarily related to lower service charges on deposits due to regulatory factors as well as $2.3 million of non-recurring income resulting from the settlement of certain initial cash items and valuations related to the 2009 FDIC acquisitions, partially offset by higher gain on sale of residential originations related to increased mortgage origination activity and increased bankcard income.

On a comparable basis, noninterest income for the six months ended June 30, 2011 was $84.8 million as compared to $67.4 million for the six months period ended June 30, 2010. The increase of $17.4 million, or 25.8%, was primarily attributable to increased FDIC loss sharing income of $22.3 million, offset by a decrease in accelerated discount on covered loans of $3.0 million as well as a decrease of $2.0 million in services charges on deposits.

Excluding accelerated income and FDIC loss sharing income, noninterest income for the six months ended June 30, 2011 was $29.2 million as compared to $31.2 million in the six months ended June 30, 2010. The $2.0 million decline was primarily related to lower service charges on deposits attributable to regulatory factors as well as a decline in other noninterest income due to $2.3 million of non-recurring income resulting from the settlement of certain initial cash items and valuations related to the 2009 FDIC acquisitions in the six months ended June 30, 2010. These declines were partially offset by higher gain on sale of loans related to increased mortgage origination activity and increased bankcard income during the period.

NONINTEREST EXPENSE

Second quarter 2011 noninterest expense was $52.5 million, compared with $57.8 million in the first quarter of 2011, and $55.8 million in the second quarter of 2010.

Compared to the same quarter in 2010, noninterest expense decreased $3.3 million or 6.0%. Salaries and employee benefits decreased $4.4 million from the comparable quarter in 2010, primarily a result of lower base salaries, incentive bonuses, and pension expense. Pension expense was lower due to plan contributions made in 2010.  Occupancy expense declined $0.8 million as a result of exiting certain banking centers in Michigan and Kentucky during the first quarter of 2011, while FDIC assessments declined $0.8 million related to lower assessment rates that became effective during the second quarter 2011. Professional services expense increased $0.6 million as a result of increased legal and consulting expenses, while other noninterest expenses increased $2.1 million primarily due to expenses associated with covered OREO.  Covered OREO expenses are partially reimbursed by the FDIC.

On a linked quarter basis, noninterest expense decreased $5.3 million or 9.2%.  This decrease was primarily related to a $2.4 million decrease in salaries and employee benefits, a $2.4 million decline in occupancy expense due to costs associated with the exit from certain banking centers in Michigan and Kentucky during the first quarter 2011, and a $1.0 million decline in FDIC assessments related to lower assessment rates that became effective during the second quarter 2011. These declines were partially offset by a $0.9 million increase in professional services related to increased legal and consulting expenses.

For the six months ended June 30, 2011, noninterest expense totaled $110.3 million compared to $116.1 million for the comparable year-over-year period. This decline in year-to-date noninterest expense was primarily due to lower salaries and employee benefits, occupancy expense, communication expense, and FDIC assessments as a result of the lower headcount and fewer banking centers.  These declines were partially offset by increases in professional services and OREO-related expenses.

INCOME TAXES

Income tax expense was $8.9 million and $9.5 million for the second quarters of 2011 and 2010, respectively. The effective tax rates for the second quarters of 2011 and 2010 were 35.7% and 34.8%, respectively. Income tax expense was $18.2 million and $15.8 million for the six months ended June 30, 2011 and 2010. The effective tax rates for the six months ended June 30, 2011, and 2010, were 35.4% and 34.9%, respectively.

The quarter and year-to-date increases in the effective tax rate were primarily due to a decline in tax-exempt investments and an increase in non-deductible executive compensation.

LOANS - Excluding covered loans

Loans, excluding covered loans, totaled $2.8 billion at June 30, 2011, representing a decrease of $26.9 million, or 1.0%, compared to December 31, 2010 and a decrease of $5.0 million, or 0.2%, compared to June 30, 2010.  Compared to December 31, 2010 the composition of the loan portfolio remained similar with slight net declines in commercial, real estate residential, and installment portfolios.  Loan demand remains a challenge in the Company’s strategic operating markets due to uncertainty in the economic environment.

Second quarter 2011 average loans excluding covered loans and loans held for sale, declined $16.7 million or 0.6% from the second quarter of 2010.  The decline in average loans excluding covered loans and loans held for sale was primarily related to a $63.3 million decline in average construction real estate loans and a $33.1 million decline in average residential real estate loans, partially offset by a $72.6 million increase in average commercial and commercial real estate loans.

LOANS - Covered

As of June 30, 2011, 30.8% of the Company’s total loans were covered loans.  As required under the loss-share agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

Covered loans totaled $1.2 billion at June 30, 2011, representing a $238.8 million, or 16.1%, decline compared to December 31, 2010 and a $474.9 million, or a 27.6%, decline compared to June 30, 2010.  Compared to December 31, 2010 and the comparable quarter declines in covered loan balances were to be expected as there were no acquisitions of loans subject to loss share agreements during the periods.  The covered loan portfolio will continue to decline, through payoffs, loan sales, charge-offs, termination or expiration of loss share coverage, unless First Financial acquires additional loans subject to loss share agreements in the future.

INVESTMENTS

Investment securities totaled $1.2 billion as of June 30, 2011, $1.0 billion at December 31, 2010 and $607.5 million as of June 30, 2010.  The total investment portfolio represented 20.0% of total assets at June 30, 2011, 16.2% at December 31, 2010, and 9.2% at June 30, 2010.  Securities available-for-sale at June 30, 2011, totaled $1.1 billion, compared with $919.1 million at December 31, 2010, and $503.4 million at June 30, 2010.

The increase in the investment portfolio as compared to December 31, 2010 was due to the purchase of $249.8 million of agency mortgage backed securities, net of maturities, amortizations, and investments called prior to maturity.  The growth in the investment portfolio relative to both year end and the year-over-year quarter is primarily due to the investment of liquidity resulting from continued muted loan demand and deposit inflows.  The addition of short and long-term securities was executed in conjunction with the Company’s overall asset/liability structure and interest rate risk modeling activities, and, to a lesser extent, market and rate expectations.  As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk.  The Company does, however, include these risks in its total evaluation of current market opportunities that would enhance the overall performance of the portfolio.

The Company has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $12.0 million at June 30, 2011, compared with $9.1 million at December 31, 2010 and $13.4 million at June 30, 2010.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2011 were $5.0 billion, a decrease of $171.8 million, or 3.3%, compared to December 31, 2010 and a $272.9 million, or 5.2%, decline from June 30, 2010.  The decrease over year end was driven by a $90.4 million decline in interest-bearing deposits and a $213.2 million decline in time deposits, partially offset by a $22.7 million increase in noninterest-bearing deposits and a $109.1 million increase in savings deposits.  The increase in transaction accounts as of June 30, 2011 compared to the balance as of December 31, 2010 reflects the continued benefits of First Financial’s deposit pricing strategy as outflows of time deposits and brokered deposits have been replaced with less expensive transaction-based and wholesale funding. The acquisition of low cost core deposits and customer relationships is central to the Company’s long term operating strategy despite the current strong liquidity position.

Second quarter 2011 average deposits declined $174.2 million, or 3.3%, from June 30, 2010.  The decline in average deposits was primarily related to a $456.0 million, or 21.8%, decline in average time deposits and a $8.5 million decrease in average interest-bearing checking balances partially offset by a $295.6 million increase in average savings account balances during the period.

Borrowed funds as of June 30, 2011 totaled $207.5 million, as compared to $209.3 million as of December 31, 2010. This decrease was primarily due to the redemption of the $20.6 million of floating rate trust preferred securities, offset by an increase in repurchase agreements opened in the second quarter.   Borrowed funds declined $236.1 million, or 53.2%, from $443.7 million as of June 30, 2010, primarily due to the prepayment of long-term FHLB advances acquired in the Peoples and Irwin transactions in the third quarter of 2010, as well as the redemption of the trust preferred securities previously mentioned.

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

As of the end of the second quarter 2011, the allowance for uncovered loan and lease losses was $53.7 million comparable to $57.2 million as of December 31, 2010 and $57.8 million as of June 30, 2010.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.92% as of June 30, 2011 compared to 2.03% as of December 31, 2010 and 2.07% as of June 30, 2010.  The allowance for loan and lease losses as of June 30, 2011 reflects management’s estimate of credit risk inherent in the Company’s portfolio at that time.

Second quarter 2011 net charge-offs were $5.7 million, or 0.83% of average loans and leases, compared with $9.8 million, or 1.39%, at December 31, 2010 and $5.0 million, or 0.71%, for the comparable year-over-year quarter. There were no individually significant items included in net charge-offs during the second quarter 2011 and the total amount was driven primarily by activity in the commercial real estate and construction portfolios.

For the six months ended June 30, 2011, net charge-offs were $10.0 million, or 0.72% of average loans and leases, as compared to $19.0 million, or 1.36%, for the six months ended June 30, 2010.

Second quarter 2011 provision expense related to uncovered loans and leases was $5.8 million as compared to $0.6 million during the linked quarter and $6.2 million during the comparable year-over-year quarter.  As a percentage of net charge-offs, second quarter 2011 provision expense equaled 100.5% compared to 15.3% during the first quarter 2011 and 123.4% during the second quarter 2010.

For the six months ended June 30, 2011, provision expense related to uncovered loans and leases was $6.4 million as compared to $17.5 million for the same period in 2010. As a percentage of net charge-offs, year-to-date 2011 provision expense was 64.2% compared to 92.1% for the same period in 2010.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended					Six Months Ended
	2011		2010			June 30,
(Dollars in thousands)	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	2011	2010
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$53,645	$57,235	$57,249	$57,811	$56,642	$57,235	$59,311
Provision for loan losses	5,756	647	9,741	6,287	6,158	6,403	17,536
Gross charge-offs
Commercial	383	432	5,131	762	1,156	815	7,431
Real estate-construction	1,213	1,190	500	3,607	2,386	2,403	4,512
Real estate-commercial	2,791	2,089	1,887	2,013	359	4,880	4,291
Real estate-residential	406	108	196	717	246	514	780
Installment	177	72	231	205	304	249	718
Home equity	923	262	1,846	389	580	1,185	1,264
All other	339	448	494	431	426	787	946
Total gross charge-offs	6,232	4,601	10,285	8,124	5,457	10,833	19,942
Recoveries
Commercial	222	100	57	334	120	322	229
Real estate-construction	27	0	0	0	24	27	24
Real estate-commercial	38	35	243	728	99	73	111
Real estate-residential	29	9	6	11	4	38	7
Installment	82	98	116	116	127	180	287
Home equity	12	25	74	21	10	37	97
All other	92	97	34	65	84	189	151
Total recoveries	502	364	530	1,275	468	866	906
Total net charge-offs	5,730	4,237	9,755	6,849	4,989	9,967	19,036
Ending allowance for loan losses	$53,671	$53,645	$57,235	$57,249	$57,811	$53,671	$57,811

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.08%	0.17%	2.72%	0.23%	0.56%	0.12%	1.90%
Real estate-construction	3.42%	3.05%	1.15%	7.64%	4.68%	3.22%	4.17%
Real estate-commercial	0.97%	0.73%	0.56%	0.45%	0.09%	0.85%	0.77%
Real estate-residential	0.56%	0.15%	0.27%	0.95%	0.32%	0.35%	0.51%
Installment	0.58%	(0.16)%	0.64%	0.49%	0.92%	0.21%	1.11%
Home equity	1.07%	0.28%	2.07%	0.43%	0.69%	0.68%	0.71%
All other	2.68%	4.09%	6.26%	5.05%	4.89%	3.36%	5.67%
Total net charge-offs	0.83%	0.61%	1.39%	0.97%	0.71%	0.72%	1.36%

While First Financial is seeing isolated areas of improvement, overall weakness in both the commercial and consumer sectors continues to exist in its strategic markets.  Given the continued challenging environment, the Company intends to remain proactive in identifying and managing individual credit situations.

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

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period.  Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. First Financial recognized provision expense related to impairment in the expected cash flows on certain covered loans, as well as enhanced yields reflecting improved cash flow expectations on other covered loans during the first half of 2011.

First Financial established an allowance for loan losses associated with covered loans during 2010 based on its valuation procedures performed during the period.  The Company continued to update its valuations related to loans covered under loss share agreements during the second quarter of 2011 and, as a result of impairment in certain loan pools, recognized total provision expense of $23.9 million and realized net charge-offs of $4.4 million during the quarter, resulting in an allowance for covered loan losses of $51.0 million as of June 30, 2011. For the first six months of 2011, the Company recognized total provision expense of $49.9 million and realized net charge-offs of $15.4 million.  Additionally, the Company recognized loss share expenses of $6.5 million for the first six months of 2011 and $3.4 million for the second quarter of 2011 primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $45.1 million for the first six months of 2011 and $21.6 million for the second quarter of 2011 was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

For the second quarter of 2010, First Financial recognized provision expense on covered loans of $19.0 million and realized net charge-offs of $17.7 million during the period.  For the first six months of 2010, the Company recognized provision expense of $28.4 million and realized net charge-offs of $27.1 million.  The related receivable due from the FDIC under loss share agreements related to these loans of $15.2 million and $22.7 million for the second quarter and first six months, respectively, was recognized as FDIC loss share income and a corresponding increase to the FDIC indemnification asset.

	Three Months Ended					Six Months Ended
	2011		2010			June 30,
(Dollars in thousands)	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	2011	2010
Balance at beginning of period	$31,555	$16,493	$11,583	$1,273	$0	$16,493	$0
Provision for loan and lease losses	23,895	26,016	13,997	20,725	18,962	49,911	28,422
Loans charged-off	(7,456)	(14,026)	(9,351)	(10,492)	(17,689)	(21,482)	(27,149)
Recoveries	3,050	3,072	264	77	0	6,122	0
Ending allowance for covered loan losses	$51,044	$31,555	$16,493	$11,583	$1,273	$51,044	$1,273

Nonperforming/Underperforming Assets (excluding covered assets)

Nonperforming loans totaled $74.0 million and nonperforming assets totaled $90.3 million as of June 30, 2011 compared with $79.9 million and $97.8 million, respectively, at December 31, 2010 and $79.4 million and $96.2 million, respectively, at June 30, 2010.  The decrease in nonperforming assets relative to December 31, 2010 was driven primarily by a reduction in nonaccrual and restructured loans, as well as a decrease in OREO.  The declines in nonaccrual and restructured loans primarily related to the commercial and commercial real estate portfolios and included the effect of net charge-off activity discussed above and other resolution strategies which more than offset additions during the quarter.

The second quarter 2011 allowance for loan and lease losses as a percent of nonaccrual loans was 94.9% compared with 91.9%

at December 31, 2010, and 86.7% in the second quarter of 2010, and the allowance for loan and lease losses as a percent of nonperforming loans was 72.5% at June 30, 2011, compared with 71.6% at December 31, 2010, and 72.8% in the second quarter of 2010.

Total classified assets as of June 30, 2011 decreased to $184.8 million as compared to $202.1 million at December 31, 2010. Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Restructured Loans

Restructured loans decreased $131,000 during the second quarter 2011 from December 31, 2010 and increased $4.7 million from June 30, 2010.  The increase over the comparable quarter was due primarily to the restructuring of a single commercial relationship totaling $9.3 million, partially offset by the sale of a $4.9 million restructured loan, both during the fourth quarter of 2010.  Restructured loans remain on nonaccrual status until the borrower demonstrates the ability to comply with the modified terms.

Delinquent Loans

Loans 30-to-89 days past due totaled $26.8 million, or 0.96% of period end loans, as of June 30, 2011. This compares to $22.3 million, or 0.79%, as of December 31, 2010 and $21.8 million, or 0.78%, as of June 30, 2010. The increase compared to the December 31, 2010 resulted from increased delinquencies in the commercial and commercial real estate portfolios, offset by an improvement in residential real estate delinquencies.

Other Real Estate Owned

At June 30, 2011, OREO originating from uncovered loans was $16.3 million, compared with $17.9 million at December 31, 2010. The $1.6 million decline in OREO was primarily due to a $3.1 million reduction in value related to vacant land obtained from a commercial real estate developer partially offset by the additions of a single commercial property and a single residential property, totaling $1.6 million in the aggregate, during the period.

OREO originating from covered loans was $36.7 million at June 30, 2011, compared with $35.3 million at December 31, 2010.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of June 30, 2011, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2011		2010
(Dollars in thousands)	June 30	Mar. 31	Dec. 31	Sep. 30	June 30
Nonaccrual loans
Commercial	$9,811	$9,918	$13,729	$17,320	$12,874
Real estate - construction	13,237	14,199	12,921	13,454	18,890
Real estate - commercial	26,213	30,846	28,342	27,945	28,272
Real estate - residential	4,564	4,419	4,607	4,801	4,571
Installment	335	262	150	279	267
Home equity	2,376	2,404	2,553	2,358	1,797
Total nonaccrual loans	56,536	62,048	62,302	66,157	66,671
Restructured loans	17,482	18,532	17,613	13,365	12,752
Total nonperforming loans	74,018	80,580	79,915	79,522	79,423
Other real estate owned (OREO)	16,313	14,953	17,907	18,305	16,818
Total nonperforming assets	90,331	95,533	97,822	97,827	96,241
Accruing loans past due 90 days or more	149	241	370	233	276
Total underperforming assets	$90,480	$95,774	$98,192	$98,060	$96,517
Allowance for loan and lease losses to
Nonaccrual loans	94.93%	86.46%	91.87%	86.54%	86.71%
Nonperforming loans	72.51%	66.57%	71.62%	71.99%	72.79%
Total ending loans	1.92%	1.93%	2.03%	2.07%	2.07%
Nonperforming loans to total loans	2.65%	2.90%	2.84%	2.88%	2.84%
Nonperforming assets to
Ending loans, plus OREO	3.22%	3.42%	3.45%	3.51%	3.42%
Total assets, including covered assets	1.50%	1.51%	1.57%	1.59%	1.46%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

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

Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources, and collateralized borrowings.  First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base.  The deposit base is diversified among individuals, partnerships, corporations, public entities, and geographic markets.  This diversification helps First Financial minimize dependence on large concentrations of funding sources.

Capital expenditures, such as banking center expansions and technology investments, were $4.6 million and $12.3 million for the first six months of 2011 and 2010, respectively.  Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of June 30, 2011, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.1 billion as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At both June 30, 2011 and December 31, 2010, the company had no short-term borrowings from the FHLB.  At June 30, 2011, and December 31, 2010, total long-term borrowings from the FHLB were $37.3 million and $63.9 million, respectively.  The total remaining borrowing capacity from the FHLB at June 30, 2011, was $238.8 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.1 billion at June 30, 2011.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.3 million at June 30, 2011.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At June 30, 2011, in addition to liquidity on hand of $251.3 million, First Financial had unused and available overnight wholesale funding of approximately $2.1 billion (or approximately 34.9% of total assets) to fund any significant deposit runoff that may occur as a result of the repriced deposits and from the markets that the Company is exiting as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $16.4 million for the first six months of 2011.  As of June 30, 2011, First Financial’s subsidiaries had retained earnings of $346.0 million of which $210.6 million was available for distribution to First Financial.  Additionally, First Financial had $100.5 million in cash as of June 30, 2011, which is approximately three times the Company’s annual base shareholder dividend (currently $0.48 per share) and operating expenses. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

Until its prepayment during the second quarter 2011, First Financial made quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  Interest expense related to this other long-term debt totaled $0.2 million for the three months ended June 30, 2011, and $0.3 million for the three months ended June 30, 2010. Interest expense was $0.4 million and $0.6 million for the six months ended June 30, 2011, and 2010, respectively. On June 30, 2011, the trust preferred security was redeemed. Therefore, there will be no future interest expense associated with the junior subordinated debenture.

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

Consolidated regulatory capital ratios at June 30, 2011, included the leverage ratio of 11.01%, Tier 1 ratio of 20.15%, and total capital ratio of 21.43%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $454.2 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 11.11% for the second quarter 2011 as compared to 10.33% at December 31, 2010 quarter and 9.55% for the comparable year-over-year quarter.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of June 30, 2011, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2011, and December 31, 2010, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

First Financial’s Tier I capital is comprised of total shareholders’ equity and prior to June 30, 2011 included its junior subordinated debentures, less unrealized gains and losses on investment securities available-for-sale accounted for under FASB ASC Topic 320, Investments-Debt and Equity Securities, and any amounts resulting from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights.  Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.

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

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2011, and the year ended December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital to risk-weighted assets
Consolidated	$724,735	21.43%	$270,546	8.00%	N/A	N/A
First Financial Bank	619,217	18.36%	269,749	8.00%	$337,186	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	681,492	20.15%	135,273	4.00%	N/A	N/A
First Financial Bank	568,752	16.87%	134,874	4.00%	202,312	6.00%

Tier 1 capital to average assets
Consolidated	681,492	11.01%	247,658	4.00%	N/A	N/A
First Financial Bank	568,752	9.20%	247,209	4.00%	309,012	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk-weighted assets
Consolidated	$727,252	19.72%	$294,978	8.00%	N/A	N/A
First Financial Bank	600,911	16.36%	293,930	8.00%	367,412	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	680,145	18.45%	147,489	4.00%	N/A	N/A
First Financial Bank	546,726	14.88%	146,965	4.00%	220,447	6.00%

Tier 1 capital to average assets
Consolidated	680,145	10.89%	248,847	4.00%	N/A	N/A
First Financial Bank	546,726	8.75%	248,437	4.00%	310,546	5.00%

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, covered loans,  FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies on pages 27 – 28 of First Financial’s 2010 Annual Report.  There were no material changes to these accounting policies during the first half of 2011.

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

▪	the effects of the potential delay or failure of the U.S. federal government to pay its debts as they become due or make payments in the ordinary course;

•	the ability of financial institutions to access sources of liquidity at a reasonable cost;

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

•	the effect of and changes in policies and laws or regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);

•	inflation and possible changes in interest rates;

•	our ability to keep up with technological changes;

•	our ability to comply with the terms of loss sharing agreements with the FDIC;

•
mergers and acquisitions, including costs or difficulties related to the integration of acquired companies and the wind-down of non-strategic operations that may be greater than expected, such as the previous activities of Irwin Union Bank & Trust Company and its former affiliates, including the risks and uncertainties associated with the Irwin Mortgage Corporation bankruptcy proceedings;

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

•	our ability to increase market share and control expenses;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC;

•	adverse changes in the securities and debt markets;

•	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

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

Presented below is the estimated impact on First Financial’s net interest income as of June 30, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2011	(10.54)%	(3.47)%	1.17%	4.85%

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

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of June 30, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2011	(14.07)%	(4.76)%	3.77%	4.21%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 0.67% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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
The following supplements the Company's response to the disclosure in response to Part I - Item 3.  Legal Proceedings of Form 10-K for the year ended December 31, 2010.

Recent Litigation
The Western and Southern Life Insurance Company and other plaintiffs filed a complaint on July 11, 2011 against numerous defendants, including DLJ Mortgage Capital, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse First Boston Mortgage Securities Corp., Irwin Funding Corporation, IHE Funding Corporation II, First Horizon Home Loan Corporation, First Horizon Asset Securities, Inc. and Bank of America Securities LLC in the Hamilton County Court of Common Pleas, entitled The Western and Southern Life Insurance Company, et al., vs. DLJ Mortgage Capital, Inc., et. al (Case No. A1105352). Plaintiffs allege that they purchased residential mortgaged-backed securities (“MBS”) issued by numerous entities pursuant to various offering materials, including MBS involving former Irwin Union Bank-related entities in certain offerings between July 2006 and May 2007. Plaintiffs also assert claims against Credit Suisse Securities and others that underwrote MBS issued by third parties. Plaintiffs contend, among other allegations, that defendants made false and misleading statements regarding (i) the appraisal process for properties that served as collateral for the mortgage loans underlying the MBS; (ii) the underwriting practices by which those mortgage loans were originated; (iii) the credit ratings of the MBS; and (iv) the transfer and assignment of the mortgages to the trusts. Thus Plaintiffs allege the offering materials contained untrue statements and omissions of material facts in violation of the Ohio Securities Act. Plaintiffs also allege negligent misrepresentation and common law fraud against certain defendants.
Plaintiffs seek damages, including rescission and recovery of the consideration paid, monetary losses including loss of market value and loss of principal and interest payments, attorneys' fees and costs, prejudgment interest, and such other relief as the court deems proper. Plaintiffs allege they purchased certificates representing a total investment of approximately $276,000,000, of which approximately $20,430,000 is allegedly related to IHE Funding Corporation II (“IHE Funding”).  IHE Funding is a wholly-owned subsidiary of Irwin Home Equity Corporation (“IHE”). First Financial Bank acquired all of the stock of IHE and thus IHE Funding in connection with the acquisition of certain assets of Irwin Union Bank and Trust Company (“Irwin Union Bank”) from the FDIC as receiver in September 2009. Prior to September 2009, IHE ceased its involvement in the origination and/or securitization of home equity loans.
Because the litigation is in the early stages, it is not possible at this time to form a reasonable estimate of the portion of plaintiffs' claimed damages, if any, for which IHE Funding could be held legally responsible.  No reserves have been established for this litigation. First Financial Bank expects to make a claim with the FDIC as receiver for indemnification with respect to IHE Funding in this litigation.

Irwin Mortgage Corporation Bankruptcy
On July 8, 2011, Irwin Mortgage Corporation (“IMC”), a wholly-owned subsidiary of First Financial Bank, filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio (“Bankruptcy Court”), Case No. 11-57191. In its Declaration in Support of First Day Pleadings filed with the Bankruptcy Court (“Declaration”), IMC stated that it believes “[a] Chapter 11 filing (a) affords national jurisdiction to effectively and efficiently manage the numerous claims against IMC, many of which are pending in state and federal courts around the country; and (b) allows IMC to proceed as a debtor in possession with experienced and knowledgeable management to assist with the liquidation and the claims administration.” In addition, the Declaration sought the following, among other things, to assist in IMC's orderly liquidation: (i) an order rejecting the IMC lease of the premises in Fishers, Indiana, which the court granted at an expedited hearing on July 12, 2011; (ii) an extension of time to file schedules and statements, which the court granted without a hearing on July 15, 2011; (iii) an order approving IMC's case management procedures; and (iv) orders authorizing the retention and compensation of certain consultants, counsel and specialists to assist in the wind-down. The court established case management procedures on its own initiative on July 28, 2011, and at a hearing on August 3, 2011 the court indicated its intention to grant IMC's motions in connection with consultants, counsel and specialists.

The consolidated balance sheet and results of operations for the six months ended June 30, 2011 were deconsolidated from First Financial at the end of the second quarter 2011. It is anticipated that any previous or subsequent litigation involving IMC will no longer be reported in First Financial filings.

Item 1A.	Risk Factors.
The following supplements the risk factors relating to First Financial as disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2010.

Risks Related to the Acquisition of the Business and Assets of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, FSB.

Irwin Union Bank and Trust Company (“Irwin Union Bank”) and certain of its subsidiaries, notably IHE and IMC were and continue to be the subject of a number of claims and legal actions regarding their mortgage banking, mortgage and/or home equity lines of business activities that took place prior to September 18, 2009. These matters may require significant resources and management attention.
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial purchased all of the stock of most of the subsidiaries of Irwin Union Bank. The transaction is governed by a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the “Purchase Agreement”). There are currently claims and litigation against Irwin Union Bank and certain former Irwin Union Bank subsidiaries for alleged actions taken by Irwin Union Bank and/or its subsidiaries prior to September 18, 2009.  Pursuant to the Purchase Agreement, litigation involving Irwin Union Bank's conduct prior to First Financial Bank's acquisition of its assets principally is the responsibility of the FDIC as receiver, and the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and its former subsidiaries for actions taken on or prior to September 18, 2009.

We have identified a number of claims (and are evaluating others) against which we believe we should be indemnified pursuant to Section 12 of the Purchase Agreement, and we have submitted and expect to continue to submit requests for indemnification to the FDIC as receiver. The process of seeking indemnification from the FDIC as receiver with respect to such litigation could be time-consuming and subject to dispute. Unless the FDIC as receiver assumes the defense of such claims, First Financial will have to expend considerable time and effort to defend the actions, subject to such indemnification. Further, until the FDIC as receiver has approved and reimbursed us for the claims for which we should be indemnified, we could be exposed to liabilities arising from the defense of such claims. Discussions are ongoing with the FDIC as receiver regarding indemnification with respect to certain actions taken by Irwin Union Bank and/or its subsidiaries prior to September 18, 2009. However, there can be no assurances that the FDIC as receiver will agree with our positions regarding indemnification.

Although we expect the FDIC as receiver to provide indemnification in connection with certain assets and liabilities pursuant to the Purchase Agreement, First Financial may discover aspects of the acquisition for which indemnification is not available. These might involve inconsistencies in standards, controls, procedures and policies of the acquired Irwin entities that could adversely affect First Financial's ability to achieve the anticipated benefits of the transaction and could distract management from implementing its strategic plan.

The Chapter 11 proceedings initiated by IMC involve various risks and uncertainties that could have a material effect on us.

In connection with the Purchase Agreement, First Financial acquired, among other things, all of the stock of IMC. Prior to the acquisition, the operations of subsidiary IMC had been in wind-down:  (a) in September 2006 a majority of its assets were sold, including the production and most of the headquarters operations; and (b) in January 2007 the bulk of IMC's portfolio of mortgage servicing rights as well as its servicing platform were sold to various purchasers. IMC continues to wind down, including its prior activities in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation.

On July 8, 2011, IMC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code (see “Item 1. Legal Proceedings - Irwin Mortgage Corporation Bankruptcy”). The outcome of the Chapter 11 proceedings will depend on IMC's ability to reach acceptable agreement with creditors on the wind-down of IMC that is approved by the Bankruptcy Court, or alternatively if such wind-down would be confirmed by the Bankruptcy Court over the objection of any creditors or other parties in interest. We believe IMC also will be precluded from paying dividends to First Financial Bank and from making payments to any pre-petition creditors (including intercompany payables due and owing to First Financial or its subsidiaries) during the pendency of the Chapter 11 proceedings, without the Bankruptcy Court's approval. Furthermore, it is possible that in the Chapter 11 proceedings various claims may be asserted against First Financial, including allegations that we are liable for the pending litigation described in the immediately preceding risk factor, or other liabilities of IMC. We note, however, that to date, no such claims have been asserted or threatened against us, and we believe that First Financial and its subsidiaries have no responsibility for any liabilities of IMC. Accordingly, we cannot give any assurances as to the impact of the Chapter 11 proceedings on the financial condition, results of operations or future prospects of First Financial and its subsidiaries' businesses. We are also unable to predict the timing of any of the foregoing matters or the Chapter 11 proceedings themselves.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	1,898	16.26	NA	NA
Stock Plans	31,387	16.57	NA	NA
May 1 to May 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	21,524	16.53	NA	NA
June 1 to June 30, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	2,575	15.82	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	1,898	$16.26	NA
Stock Plans	55,486	$16.52	NA

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/25/2000	7,507,500	2,538,395	None

Item 6.         Exhibits

(a)	Exhibits:

3.1
Amended Article FIFTH of the Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on From 8-K filed with the SEC on May 27, 2011 and incorporated herein by reference).

3.2
Amended Article II, Section 2.2 of the Regulations of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on From 8-K filed with the SEC on May 27, 2011 and incorporated herein by reference).

10.1	Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011 grants).*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ Anthony M. Stollings
J. Franklin Hall		Anthony M. Stollings
Executive Vice President and		Senior Vice President, Chief Accounting
Chief Financial Officer		Officer, and Controller

Date	8/9/2011	Date	8/9/2011