Form 10-Q
period 2011-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2011-11-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common stock, No par value	58,265,092

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$108,253	$105,981
Interest-bearing deposits with other banks	369,130	176,952
Investment securities available-for-sale, at market value (cost $1,092,648 at September 30, 2011 and $904,546 at December 31, 2010)	1,120,179	919,110
Investment securities held-to-maturity (market value $2,953 at September 30, 2011 and $18,066 at December 31, 2010)	2,724	17,406
Other investments	71,492	78,689
Loans held for sale	14,259	29,292
Loans:
Commercial	822,552	800,253
Real estate-construction	136,651	163,543
Real estate-commercial	1,202,035	1,139,931
Real estate-residential	300,165	269,173
Installment	70,034	69,711
Home equity	362,919	341,310
Credit card	30,435	29,563
Lease financing	12,870	2,609
Total loans, excluding covered loans	2,937,661	2,816,093
Less: Allowance for loan losses	54,537	57,235
Net loans - uncovered	2,883,124	2,758,858
Covered loans	1,151,066	1,481,493
Less: Allowance for loan losses	48,112	16,493
Net loans – covered	1,102,954	1,465,000
Net loans	3,986,078	4,223,858
Premises and equipment	120,325	118,477
Goodwill	68,922	51,820
Other intangibles	8,436	5,604
FDIC indemnification asset	177,814	222,648
Accrued interest and other assets	290,117	300,388
TOTAL ASSETS	$6,337,729	$6,250,225

LIABILITIES
Deposits:
Interest-bearing	$1,288,721	$1,111,877
Savings	1,537,420	1,534,045
Time	1,658,031	1,794,843
Total interest-bearing deposits	4,484,172	4,440,765
Noninterest-bearing	814,928	705,484
Total deposits	5,299,100	5,146,249
Federal funds purchased and securities sold under agreements to repurchase	95,451	59,842
Long-term debt	76,875	128,880
Other long-term debt	0	20,620
Total borrowed funds	172,326	209,342
Accrued interest and other liabilities	139,171	197,240
TOTAL LIABILITIES	5,610,597	5,552,831

SHAREHOLDERS' EQUITY
Common stock - no par value
Authorized - 160,000,000 shares Issued - 68,730,731 shares in 2011 and 2010	578,974	580,097
Retained earnings	329,243	310,271
Accumulated other comprehensive loss	(3,388)	(12,044)
Treasury stock, at cost, 10,474,595 shares in 2011 and 10,665,754 shares in 2010	(177,697)	(180,930)
TOTAL SHAREHOLDERS' EQUITY	727,132	697,394
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,337,729	$6,250,225

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$70,086	$75,957	$216,031	$230,239
Investment securities
Taxable	7,411	5,386	21,294	16,226
Tax-exempt	176	240	566	720
Total investment securities interest	7,587	5,626	21,860	16,946
Other earning assets	(1,721)	3,101	(4,059)	13,996
Total interest income	75,952	84,684	233,832	261,181
Interest expense
Deposits	9,823	14,457	31,990	45,413
Short-term borrowings	44	25	138	61
Long-term borrowings	867	2,034	2,893	7,147
Subordinated debentures and capital securities	0	322	391	956
Total interest expense	10,734	16,838	35,412	53,577
Net interest income	65,218	67,846	198,420	207,604
Provision for loan and lease losses - uncovered	7,643	6,287	14,046	23,823
Provision for loan and lease losses - covered	7,260	20,725	57,171	49,147
Net interest income after provision for loan losses	50,315	40,834	127,203	134,634

Noninterest income
Service charges on deposit accounts	4,793	5,632	14,286	17,098
Trust and wealth management fees	3,377	3,366	10,809	10,579
Bankcard income	2,318	2,193	6,801	6,263
Net gains from sales of loans	1,243	2,749	3,086	3,391
FDIC loss sharing income	8,377	17,800	53,455	40,538
Accelerated discount on covered loans	5,207	9,448	15,746	22,954
Loss on preferred securities	0	0	0	(30)
Other	2,800	3,707	8,708	11,504
Total noninterest income	28,115	44,895	112,891	112,297

Noninterest expenses
Salaries and employee benefits	27,774	28,790	80,467	88,544
Net occupancy	4,164	4,663	15,517	18,125
Furniture and equipment	2,386	2,490	7,520	7,277
Data processing	1,466	1,191	4,157	3,559
Marketing	1,584	1,230	4,227	3,904
Communication	772	986	2,339	3,016
Professional services	2,062	2,117	7,384	6,306
Debt extinguishment	0	8,029	0	8,029
State intangible tax	546	724	3,147	3,481
FDIC expense	1,211	2,123	4,484	6,040
Loss (gain)-Other real estate owned	(287)	(152)	3,198	456
Loss-Covered other real estate owned	2,707	696	8,440	766
Other	8,757	8,423	22,549	27,887
Total noninterest expenses	53,142	61,310	163,429	177,390
Income before income taxes	25,288	24,419	76,665	69,541
Income tax expense	9,670	8,840	27,867	24,590
Net income	15,618	15,579	48,798	44,951
Dividends on preferred stock	0	0	0	1,865
Net income available to common shareholders	$15,618	$15,579	$48,798	$43,086

Net earnings per common share - basic:	$0.27	$0.27	$0.85	$0.76
Net earnings per common share - diluted:	$0.27	$0.27	$0.83	$0.75
Cash dividends declared per share	$0.27	$0.10	$0.51	$0.30
Average basic shares outstanding	57,735,811	57,570,709	57,674,250	56,765,933
Average diluted shares outstanding	58,654,099	58,531,505	58,699,952	57,758,906
See notes to consolidated financial statements.
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine months ended
	September 30,
	2011	2010
Operating activities
Net income	$48,798	$44,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	71,217	72,970
Provision for depreciation and amortization	8,703	8,130
Stock-based compensation expense	2,867	2,155
Pension (income) expense	(1,012)	1,508
Net amortization of premiums/accretion of discounts on investment securities	3,050	729
Income on trading securities	0	30
Originations of loans held for sale	(95,297)	(93,113)
Net gains from sales of loans held for sale	(3,086)	(3,391)
Proceeds from sales of loans held for sale	113,416	81,785
Deferred income taxes	(13,504)	17,607
(Increase) decrease in interest receivable	(691)	7,745
Increase in cash surrender value of life insurance	(1,092)	(3,491)
Decrease in prepaid expenses	4,193	1,687
Decrease in indemnification asset	44,834	49,698
Decrease in accrued expenses	(27,431)	(32,005)
(Decrease) increase in interest payable	(1,554)	1,960
Other	2,176	(11,905)
Net cash provided by operating activities	155,587	147,050

Investing activities
Proceeds from calls, paydowns and maturities of securities available-for-sale	258,288	112,055
Purchases of securities available-for-sale	(449,440)	(254,734)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	11,942	852
Purchases of securities held-to-maturity	0	(577)
Net decrease in interest-bearing deposits with other banks	(192,178)	(18,440)
Net (increase) decrease in loans and leases, excluding covered loans	(15,740)	86,106
Net decrease in covered assets	264,129	279,900
Proceeds from disposal of other real estate owned	34,186	3,769
Purchases of premises and equipment	(9,706)	(16,961)
Net cash proceeds from acquisition	190,711	0
Net cash provided by investing activities	92,192	191,970

Financing activities
Net decrease in total deposits	(189,052)	(299,377)
Net increase in short-term borrowings	35,609	21,317
Payments on long-term borrowings	(51,984)	(255,149)
Redemption of other long-term debt	(20,620)	0
Cash dividends paid on common stock	(19,690)	(16,708)
Cash dividends paid on preferred stock	0	(1,100)
Redemption of preferred stock	0	(80,000)
Issuance of common stock, net of issuance costs	0	91,224
Proceeds from exercise of stock options	63	206
Excess tax benefit on share-based compensation	167	518
Net cash used in financing activities	(245,507)	(539,069)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	2,272	(200,049)
Cash and cash equivalents at beginning of period	105,981	344,150
Cash and cash equivalents at end of period	$108,253	$144,101

See notes to consolidated financial statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2010	80,000	$79,195	62,358,614	$490,532	$276,119	$(10,487)	(10,924,793)	$(185,401)	$649,958
Net income					44,951				44,951
Unrealized holding gains on securities available-for-sale arising during the period						1,894			1,894
Change in retirement obligation						1,064			1,064
Unrealized loss on derivatives-Prime Swap market value adj.						(295)			(295)
Unrealized loss on derivatives-Trust Preferred Swap market value adj.						(1,470)			(1,470)
Foreign Currency Exchange						188			188
Total comprehensive income									46,332
Issuance of common stock			6,372,117	91,224					91,224
Preferred stock-CPP payoff	(80,000)	(79,235)							(79,235)
Cash dividends declared :
Common stock at $0.30 per share					(17,388)				(17,388)
Preferred stock					(1,100)				(1,100)
Discount on preferred stock		40			(805)				(765)
Excess tax benefit on share-based compensation				518					518
Exercise of stock options, net of shares purchased				(1,534)			81,615	1,384	(150)
Restricted stock awards, net of forfeitures				(3,586)			170,381	2,968	(618)
Share-based compensation expense				2,155					2,155
Balances at September 30, 2010	0	$0	68,730,731	$579,309	$301,777	$(9,106)	(10,672,797)	$(181,049)	$690,931
Balances at January 1, 2011	0	$0	68,730,731	$580,097	$310,271	$(12,044)	(10,665,754)	$(180,930)	$697,394
Net income					48,798				48,798
Unrealized holding gains on securities available-for-sale arising during the period						8,070			8,070
Change in retirement obligation						794			794
Unrealized loss on derivatives-Trust Preferred Swap						391			391
Foreign Currency Exchange						(599)			(599)
Total comprehensive income									57,454
Cash dividends declared :
Common stock at $0.51 per share					(29,826)				(29,826)
Excess tax benefit on share-based compensation				167					167
Exercise of stock options, net of shares purchased				(228)			12,808	217	(11)
Restricted stock awards, net of forfeitures				(3,929)			178,351	3,016	(913)
Share-based compensation expense				2,867					2,867
Balances at September 30, 2011	0	$0	68,730,731	$578,974	$329,243	$(3,388)	(10,474,595)	$(177,697)	$727,132

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of First Financial, a bank holding company, include the accounts of First Financial and its wholly-owned subsidiary – First Financial Bank, N.A.  All intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring) clarifying the requirements of FASB ASC Topic 310-40, Troubled Debt Restructurings by Creditors.  This update provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  This update also ends the FASB’s deferral of the additional disclosure requirements around troubled debt restructurings included in ASU No. 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The provisions of ASU No. 2011-02, as well as the additional disclosure requirements around troubled debt restructurings, became effective for First Financial for the interim reporting period ended September 30, 2011. For further detail on troubled debt restructurings, see Note 10 – Loans (Excluding Covered Loans).

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

In September 2011, the FASB issued an update (ASU 2011-08, Testing Goodwill for Impairment), to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, Intangibles - Goodwill and Other: Goodwill. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its consolidated financial statements.

NOTE 3:  BUSINESS COMBINATIONS

On September 23, 2011, First Financial Bank completed the purchase of 16 Ohio banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. The Liberty banking center acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combinations. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition (the measurement period) as information relative to closing date fair values becomes available. First Financial recorded $17.1 million of goodwill during the quarter related to the acquisition.

Loans acquired in conjunction with the Liberty banking center acquisition were evaluated for impairment in accordance with FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. First Financial determined that the acquired loans were not impaired and is accounting for them under FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.

In August 2011, First Financial signed a purchase and assumption agreement to acquire 22 Indiana-based retail banking branches from Flagstar Bank, FSB (Flagstar) and assume approximately $530 million of deposits associated with these branches. The Flagstar transaction is expected to close during the fourth quarter 2011. While both companies have received regulatory approval, the transaction remains subject to other customary closing conditions.

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

On September 18, 2009, First Financial Bank entered into separate purchase and assumption agreements (Irwin Agreements) with the FDIC, as receiver, pursuant to which First Financial acquired certain assets and assumed substantially all of the deposits and certain liabilities of Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB). Irwin Union Bank and Irwin FSB are collectively referred to herein as Irwin.

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

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date. First Financial recorded $17.1 million of goodwill during the third quarter of 2011 related to the Liberty banking center acquisition.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2010, and no impairment was indicated.  As of September 30, 2011, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets
Other intangible assets consist of mortgage servicing rights and core deposit intangibles.  Mortgage servicing rights are carried at their estimated fair value.

Core deposit intangibles are recorded at their estimated fair value as of acquisition and are then amortized on an accelerated basis over their estimated useful lives. First Financial recorded $4.0 million of core deposit intangibles associated with the Liberty banking center acquisition during the third quarter of 2011. Core deposit intangibles have an estimated weighted average remaining life of 8.67 years.

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

Letters of credit – These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $22.1 million and $17.6 million at September 30, 2011, and December 31, 2010, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments – Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.2 billion at September 30, 2011, and $1.0 billion at December 31, 2010.

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

NOTE 6:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2011.

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$5,027	$85	$0	$5,112
Mortgage-backed securities	95	3	0	98	1,065,948	27,503	(267)	1,093,184
Obligations of state and other political subdivisions	2,629	226	0	2,855	11,509	154	(26)	11,637
Other securities	0	0	0	0	10,164	307	(225)	10,246
Total	$2,724	$229	$0	$2,953	$1,092,648	$28,049	$(518)	$1,120,179

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2010.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$13,959	$390	$(18)	$14,331	$0	$0	$0	$0
Securities of U.S. government agencies and corporations	0	0	0	0	105,028	957	0	105,985
Mortgage-backed securities	118	4	0	122	775,867	15,513	(2,630)	788,750
Obligations of state and other political subdivisions	3,329	284	0	3,613	13,708	207	(91)	13,824
Other securities	0	0	0	0	9,943	614	(6)	10,551
Total	$17,406	$678	$(18)	$18,066	$904,546	$17,291	$(2,727)	$919,110

The following is a summary of investment securities by estimated maturity as of September 30, 2011.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$292	$296	$24,616	$24,889
Due after one year through five years	1,370	1,442	933,066	955,663
Due after five years through ten years	211	245	82,340	85,706
Due after ten years	851	970	52,626	53,921
Total	$2,724	$2,953	$1,092,648	$1,120,179

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$114,524	$(204)	$1,340	$(63)	$115,864	$(267)
Obligations of state and other political subdivisions	0	0	2,257	(26)	2,257	(26)
Other securities	0	0	2,146	(225)	2,146	(225)
Total	$114,524	$(204)	$5,743	$(314)	$120,267	$(518)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,334	$(18)	$0	$0	$2,334	$(18)
Mortgage-backed securities	280,445	(2,538)	1,336	(92)	281,781	(2,630)
Obligations of state and other political subdivisions	0	0	2,194	(91)	2,194	(91)
Other securities	2,217	(6)	17	0	2,234	(6)
Total	$284,996	$(2,562)	$3,547	$(183)	$288,543	$(2,745)

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the Company’s intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt security issues temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment charges for the nine months ended September 30, 2011.

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	Fair Value Hedges
(Dollars in thousands)	September 30, 2011	December 31, 2010
Instruments associated with loans:
Total notional value	$737,922	$578,959

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

First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital, and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At September 30, 2011, the Company had a total counterparty notional amount outstanding of approximately $377.8 million, spread among seven counterparties, with an outstanding liability from these contracts of $27.7 million.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $25.1 million, and $12.5 million at September 30, 2011, and December 31, 2010, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		September 30, 2011			December 31, 2010
			Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$17,688	$0	$(2,407)	$21,301	$0	$(2,302)
Matched interest rate swaps with borrower	Accrued interest and other assets	360,117	24,733	0	278,829	14,843	(131)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	360,117	0	(26,086)	278,829	131	(15,502)
Total		$737,922	$24,733	$(28,493)	$578,959	$14,974	$(17,935)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2011:

				Weighted-Average Rate
(Dollars in thousands)	Notional Value	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$17,688	4.6	$(2,407)	2.18%	6.73%
Receive fixed, matched interest rate swaps with borrower	360,117	4.4	24,733	5.74%	2.99%
Pay fixed, matched interest rate swaps with counterparty	360,117	4.4	(26,086)	2.99%	5.74%
Total asset conversion swaps	$737,922	4.4	$(3,760)	4.31%	4.42%
Total swap portfolio	$737,922	4.4	$(3,760)	4.31%	4.42%

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

The following table details the location and amounts recognized for fair value hedges:

		Increase (decrease) to Interest Income
(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivatives in fair value hedging relationships	Location of change in fair value derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Rate Contracts
Loans	Interest Income - Loans	$(221)	$(249)	$(692)	$(759)
Total		$(221)	$(249)	$(692)	$(759)

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

First Financial terminated the $20.0 million trust preferred interest rate swap during the fourth quarter of 2010 in the course of its normal interest rate risk and balance sheet management activities.  Terminating the trust preferred interest rate swap resulted in a $0.6 million pre-tax loss that was included in accumulated comprehensive income (loss) on the Consolidated Balance Sheets. Due to the early redemption of the trust preferred securities, the remaining balance of the unrecognized loss of $0.6 million was recognized in noninterest expense in the second quarter of 2011. First Financial has no derivative instruments designated as cash flow hedges at September 30, 2011.

	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
(Dollars in thousands)	3 months ended	9 months ended		3 months ended	9 months ended
Derivatives in cash flow hedging relationships	September 30, 2010			September 30, 2010

Interest Rate Contracts
Other long-term debt	$(471)	$(1,470)	Interest Expense - Other long-term debt	$(131)	$(417)
Total	$(471)	$(1,470)	Total	$(131)	$(417)

NOTE 8:  LONG-TERM DEBT

Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  First Financial has $65.0 million in repurchase agreements which have remaining maturities of between one and four years and a weighted average rate of 3.50%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated

Balance Sheets.  First Financial assumed additional FHLB long-term advances in the Peoples and Irwin acquisitions of $63.5 million and $216.3 million, respectively.  During the third quarter of 2010, approximately $232.0 million of these advances were prepaid.  As of September 30, 2011, the remaining FHLB long-term advances assumed in the two transactions totaled $1.8 million, had remaining maturities of less than eight years and a weighted average effective yield of 3.80%.

The following is a summary of long-term debt:

	September 30, 2011
(Dollars in thousands)	Amount	Average Rate
Federal Home Loan Bank	$11,875	3.80%
National Market Repurchase Agreement	65,000	3.50%
Total long-term debt	$76,875	3.55%

NOTE 9:  OTHER LONG-TERM DEBT

Other long-term debt on the Consolidated Balance Sheets previously consisted of junior subordinated debentures owed to unconsolidated subsidiary trusts.  Capital securities were issued in the third quarter of 2003 by a statutory business trust, First Financial (OH) Statutory Trust II (Trust II). These debentures were first eligible for early redemption by First Financial in September of 2008 and were fully redeemed on June 30, 2011.

The debentures qualified as Tier I capital under Federal Reserve Board guidelines, but had been limited to 25% of qualifying Tier I capital. After the early redemption, the Company has the capacity to issue approximately $167.3 million in additional qualifying debentures under these guidelines.

NOTE 10:  LOANS (excluding covered loans)

Commercial loans are made to all types of businesses for a variety of purposes. First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of First Financial Bank, First Financial Equipment Finance LLC (First Equipment Finance), primarily in its principal markets. First Equipment Finance delivers financing solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.

Additionally, First Financial's commercial lending activities include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants, through its wholly-owned subsidiary First Franchise Capital Corporation (First Franchise). The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers. The focus is on a limited number of concepts that have sound economics, low closure rates, and brand awareness within specified local, regional, or national markets. Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate.

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

Delinquency
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of September 30, 2011
	30 – 59 Days past due	60 – 89 Days past due	> 90 days past due	Total Past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,019	$852	$10,436	$13,307	$809,245	$822,552	$0
Real estate - construction	4,000	6,254	12,197	22,451	114,200	136,651	0
Real estate - commercial	4,316	1,569	15,731	21,616	1,180,419	1,202,035	0
Real estate - residential	7,827	1,362	6,757	15,946	284,219	300,165	0
Installment	275	86	207	568	69,466	70,034	0
Home equity	1,112	258	1,765	3,135	359,784	362,919	0
All other	265	163	235	663	42,642	43,305	235
Total	$19,814	$10,544	$47,328	$77,686	$2,859,975	$2,937,661	$235

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$2,241	$1,573	$11,684	$15,498	$784,755	$800,253	$0
Real estate - construction	1,754	3,782	8,973	14,509	149,034	163,543	0
Real estate - commercial	3,202	3,979	16,435	23,616	1,116,315	1,139,931	0
Real estate - residential	7,671	1,930	5,127	14,728	254,445	269,173	0
Installment	456	48	120	624	69,087	69,711	0
Home equity	1,260	392	2,166	3,818	337,492	341,310	0
All other	366	176	370	912	31,260	32,172	370
Total	$16,950	$11,880	$44,875	$73,705	$2,742,388	$2,816,093	$370

Nonaccrual
Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed in nonaccrual status. Any payments received while a loan is in nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Troubled Debt Restructurings
A loan modification is considered a troubled debt restructuring (TDR), also referred to as a restructured loan, when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions, and modifications to principal amortization including interest only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s credit administration group for resolution, which may result in foreclosure.

Restructured loans are generally classified as nonaccrual for a minimum period of six months. Restructured loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 79 restructured loans totaling approximately $17.3 million at September 30, 2011. $4.7 million of restructured loans were on accrual status and $12.6 million were classified as nonaccrual at September 30, 2011. At September 30, 2011, the allowance for loan and lease losses included reserves of $1.7 million related to TDRs. For the three and nine months ended September 30, 2011, First Financial charged off $1.5 million, and $1.7 million, respectively, for the portion of restructured loans determined to be uncollectible.

At September 30, 2011, approximately $1.6 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

The following table provides information on loans restructured during the three and nine months ended September 30, 2011.

	September 30, 2011
	Three Months Ended			Nine Months Ended
	Total TDRs			Total TDRs
(Dollars in thousands)	Number of Loans	Pre-Modification Loan Balance	Period End Balance	Number of Loans	Pre-Modification Loan Balance	Period End Balance
Commercial	1	$44	$44	7	$388	$354
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	2	467	206	10	1,431	1,016
Real estate - residential	3	242	245	13	1,295	1,301
Installment	0	0	0	2	114	111
Home equity	0	0	0	1	101	101
Total	6	$753	$495	33	$3,329	$2,883

The following table provides information on how restructured loans were modified during the three and nine months ended September 30, 2011.

	September 30, 2011(2)
(Dollars in thousands)	Three Months Ended	Nine Months Ended
Extended Maturities	$249	$1,445
Adjusted Interest Rates	114	271
Combination of Rate and Maturity Changes	132	1,056
Other (1)	0	111
Total	$495	$2,883
 __________________________________________
(1) Other includes covenant modifications, forbearance and other concessions or combination of concessions that do not consist of interest rate adjustments and maturity extensions.
(2) Balances are as of period end.

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. First Financial considers a borrower that is 90 days or more past due on any principal or interest payments for a restructured loan, or who prematurely terminates a restructured loan agreement without paying off the contractual principal balance (for example, in a deed-in-lieu arrangement), to be in payment default of the terms of the restructured loan.

The following tables provide information on restructured loans for which there was a payment default during the period that occurred within twelve months of the loan modification.

	September 30, 2011
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Number of Loans	Period End Balance	Number of Loans	Period End Balance
Commercial	0	$0	0	$0
Real estate - construction	0	0	0	0
Real estate - commercial	1	112	2	1,031
Real estate - residential	2	255	2	255
Installment	0	0	0	0
Home equity	0	0	0	0
Total	3	$367	4	$1,286

First Financial individually reviews all restructured commercial loan relationships greater than $250,000, and all restructured consumer loan relationships greater than $100,000, to determine if a specific allowance based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral is necessary. Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Impaired Loans
Loans placed in nonaccrual status and restructured loans are considered impaired. The following table provides information on nonaccrual, restructured, and impaired loans:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Principal balance
Nonaccrual loans
Commercial	$10,792	$13,729
Real estate-construction	13,844	12,921
Real estate-commercial	26,408	28,342
Real estate-residential	5,507	4,607
Installment	322	150
Home equity	2,277	2,553
Total nonaccrual loans	59,150	62,302
Restructured loans
Accruing	4,712	3,508
Nonaccrual	12,571	14,105
Total restructured loans	17,283	17,613
Total impaired loans	$76,433	$79,915

	September 30, 2011
(Dollars in thousands)	Three Months Ended	Nine months ended
Interest income effect
Gross amount of interest that would have been recorded under original terms	$1,390	$4,103
Interest included in income
Nonaccrual loans	108	358
Restructured loans	49	215
Total interest included in income	157	573
Net impact on interest income	$1,233	$3,530

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2011
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$6,758	$8,197	$0	$7,583	$44	$17
Real estate - construction	5,515	8,130	0	5,500	2	1
Real estate - commercial	19,268	25,985	0	19,133	205	73
Real estate - residential	8,464	9,152	0	6,401	51	14
Installment	433	468	0	323	4	2
Home equity	2,277	2,372	0	2,403	7	3

Loans with an allowance recorded:
Commercial	4,388	6,148	2,820	3,571	0	0
Real estate - construction	14,576	18,110	4,615	14,389	88	0
Real estate - commercial	12,288	18,371	3,809	14,475	143	38
Real estate - residential	2,365	2,371	270	3,864	26	9
Installment	0	0	0	19	1	0
Home equity	101	101	2	76	2	0

Total:
Commercial	11,146	14,345	2,820	11,154	44	17
Real estate - construction	20,091	26,240	4,615	19,889	90	1
Real estate - commercial	31,556	44,356	3,809	33,608	348	111
Real estate - residential	10,829	11,523	270	10,265	77	23
Installment	433	468	0	342	5	2
Home equity	2,378	2,473	2	2,479	9	3
Total	$76,433	$99,405	$11,516	$77,737	$573	$157

	As of December 31, 2010
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$9,375	$12,008	$0	$7,432	$228
Real estate - construction	4,925	8,458	0	9,935	98
Real estate - commercial	17,431	21,660	0	14,113	804
Real estate - residential	5,854	6,447	0	6,611	84
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74

Loans with an allowance recorded:
Commercial	4,354	6,090	2,017	10,423	77
Real estate - construction	14,407	18,261	3,716	11,063	378
Real estate - commercial	16,693	19,799	4,347	13,391	392
Real estate - residential	4,173	4,264	336	2,727	152

Total:
Commercial	13,729	18,098	2,017	17,855	305
Real estate - construction	19,332	26,719	3,716	20,998	476
Real estate - commercial	34,124	41,459	4,347	27,504	1,196
Real estate - residential	10,027	10,711	336	9,338	236
Installment	150	179	0	336	6
Home equity	2,553	3,345	0	2,188	74
Total	$79,915	$100,511	$10,416	$78,219	$2,293

Credit Quality
To facilitate the monitoring of credit quality for commercial loans, and for purposes of determining an appropriate allowance for loan and lease losses, First Financial utilizes the following categories of credit grades:

Pass - Higher quality loans that do not fit any of the other categories described below.

Special Mention - First Financial assigns a Special Mention rating to loans and leases with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in First Financial's credit position at some future date.

Substandard - First Financial assigns a substandard rating to loans or leases that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans and leases have well-defined weaknesses that jeopardize repayment of the debt. Substandard loans and leases are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not addressed.

Doubtful - First Financial assigns a doubtful rating to loans and leases with all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

The credit grades described above, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter.

First Financial considers repayment performance as the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by ninety days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a troubled debt restructuring are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. All other consumer loans and leases are classified as performing.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$763,262	$107,475	$1,062,751
Special Mention	33,836	1,698	45,032
Substandard	25,263	27,478	94,252
Doubtful	191	0	0
Total	$822,552	$136,651	$1,202,035

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$292,695	$69,601	$360,642	$43,305
Nonperforming	7,470	433	2,277	0
Total	$300,165	$70,034	$362,919	$43,305

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$731,932	$115,988	$979,023
Special Mention	36,453	4,829	63,618
Substandard	31,557	42,726	97,290
Doubtful	311	0	0
Total	$800,253	$163,543	$1,139,931

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$262,654	$69,561	$338,757	$32,172
Nonperforming	6,519	150	2,553	0
Total	$269,173	$69,711	$341,310	$32,172

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

During the first three months of 2011, First Financial recognized a reduction in the estimated value of vacant land obtained from a commercial real estate developer of $3.1 million.  This property was subsequently sold during the third quarter of 2011 at a $0.3 million gain. Changes in other real estate owned were as follows:

	Nine Months Ended	Full Year
(Dollars in thousands)	September 30, 2011	December 31, 2010
Balance at beginning of period	$17,907	$4,145
Additions
Commercial	1,328	17,520
Residential	2,609	1,130
Total additions	3,937	18,650
Disposals
Commercial	3,909	2,315
Residential	2,345	1,674
Total disposals	6,254	3,989
Write-downs
Commercial	3,341	727
Residential	246	172
Total write-downs	3,587	899
Balance at end of period	$12,003	$17,907

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

First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of purchased loans under FASB ASC Topic 310-30 except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans were not classified as nonperforming assets at September 30, 2011 as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired covered loans:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Loans Accounted For Under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans	Loans Accounted For Under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$209,163	$14,719	$223,882	$295,600	$38,439	$334,039
Real estate - construction	25,893	0	25,893	42,743	0	42,743
Real estate - commercial	674,973	12,419	687,392	837,942	17,783	855,725
Real estate - residential	127,753	0	127,753	147,052	0	147,052
Installment	13,022	1,156	14,178	19,560	1,511	21,071
Home equity	4,764	63,133	67,897	7,241	66,454	73,695
Other covered loans	0	4,071	4,071	0	7,168	7,168
Total covered loans	$1,055,568	$95,498	$1,151,066	$1,350,138	$131,355	$1,481,493

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees, and penalties, was $1.7 billion and $2.2 billion as of September 30, 2011 and December 31, 2010, respectively.

Changes in the carrying amount of accretable yield for loans accounted for under FASB ASC Topic 310-30 were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period (1)	$421,781	$514,436	$509,945	$623,669
Reclassification from non-accretable difference	17,311	81,067	50,517	81,067
Accretion	(31,168)	(34,891)	(97,447)	(104,096)
Other net activity (2)	(4,878)	(11,904)	(59,969)	(51,932)
Balance at end of period	$403,046	$548,708	$403,046	$548,708
 __________________________________________
(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method.
(2)   Includes the impact of loan repayments and charge-offs.

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the third quarter of 2011. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference during the third quarter of 2011 and 2010 of $17.3 million and $81.1 million, respectively and $50.5 million and $81.1 million for the nine months ended September 30, 2011 and 2010, respectively. These reclassifications resulted in yield adjustments on these loan pools on a prospective basis. The Company also recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. There were also loan pools that were impaired in prior periods but improved during the third quarter.  This improvement was recorded as a recapture of prior period impairment which partially offset impairment recorded in the third quarter.  For further detail on impairment and provision expense related to loans accounted for under FASB ASC Topic 310-30, see "Covered Loans" under Note 11 - Allowance for Loan and Lease Losses.

Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2011
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$266	$251	$7,347	$7,864	$6,855	$14,719	$0
Real estate - commercial	579	0	3,754	4,333	8,086	12,419	0
Installment	0	0	0	0	1,156	1,156	0
Home equity	499	163	2,032	2,694	60,439	63,133	0
All other	42	10	77	129	3,942	4,071	68
Total	$1,386	$424	$13,210	$15,020	$80,478	$95,498	$68

	As of December 31, 2010
	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial	$880	$419	$13,764	$15,063	$23,376	$38,439	$0
Real estate - commercial	225	62	1,896	2,183	15,600	17,783	0
Installment	0	0	0	0	1,511	1,511	0
Home equity	656	443	1,424	2,523	63,931	66,454	0
All other	87	10	9	106	7,062	7,168	9
Total	$1,848	$934	$17,093	$19,875	$111,480	$131,355	$9

Nonaccrual
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

Information as to covered nonaccrual loans was as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Principal balance
Nonaccrual loans
Commercial	$8,378	$16,190
Real estate-commercial	3,782	2,074
Home equity	2,114	1,491
All other	9	0
Total	$14,283	$19,755

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2011
Interest income effect
Gross amount of interest that would have been recorded under original terms	$268	$769
Interest included in income	8	49
Net impact on interest income	$260	$720

Impaired Loans
Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$8,378	$10,559	$0	$10,541	$43	$7
Real estate - commercial	3,782	4,547	0	2,583	1	0
Home equity	2,114	3,642	0	1,512	5	1
All other	9	21	0	7	0	0
Total	$14,283	$18,769	$0	$14,643	$49	$8

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$16,190	$18,346	$0	$12,324	$316
Real estate - commercial	2,074	5,412	0	3,910	14
Installment	0	0	0	255	0
Home equity	1,491	3,137	0	1,597	68
Total	$19,755	$26,895	$0	$18,086	$398

Credit Quality
For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 10 - Loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$133,799	$6,116	$370,605
Special Mention	25,480	4,966	77,308
Substandard	55,429	14,811	235,316
Doubtful	9,174	0	4,163
Total	$223,882	$25,893	$687,392

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$127,753	$14,178	$65,783	$4,071
Nonperforming	0	0	2,114	0
Total	$127,753	$14,178	$67,897	$4,071

	As of December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial
Pass	$225,088	$14,021	$476,140
Special Mention	35,768	5,743	106,057
Substandard	60,090	22,979	268,651
Doubtful	13,093	0	4,877
Total	$334,039	$42,743	$855,725

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other
Performing	$147,052	$21,071	$72,204	$7,168
Nonperforming	0	0	1,491	0
Total	$147,052	$21,071	$73,695	$7,168

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

Changes in covered other real estate owned were as follows:

	Nine months ended	Full Year
(Dollars in thousands)	September 30, 2011	December 31, 2010
Balance at beginning of period	$35,257	$12,916
Additions
Commercial	38,431	22,237
Residential	2,315	9,827
Total additions	40,746	32,064
Disposals
Commercial	20,940	4,744
Residential	6,992	4,536
Total disposals	27,932	9,280
Write-downs
Commercial	4,138	414
Residential	1,095	29
Total write-downs	5,233	443
Balance at end of period	$42,838	$35,257

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

There were no material changes to First Financial’s accounting policies or methodology related to the allowance for loan and lease losses during the third quarter of 2011.

First Financial’s policy is to charge-off loans when, in management’s opinion, full collectibility of principal and interest based upon the contractual terms of the loan is unlikely.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended					Nine months ended
	2011			2010		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2011	2010
Balance at beginning of period	$53,671	$53,645	$57,235	$57,249	$57,811	$57,235	$59,311
Provision for loan losses	7,643	5,756	647	9,741	6,287	14,046	23,823
Loans charged off	(7,174)	(6,232)	(4,601)	(10,285)	(8,124)	(18,007)	(28,066)
Recoveries	397	502	364	530	1,275	1,263	2,181
Balance at end of period	$54,537	$53,671	$53,645	$57,235	$57,249	$54,537	$57,249
Allowance for loan and lease losses to total ending loans	1.86%	1.92%	1.93%	2.03%	2.07%	1.86%	2.07%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Nine Months Ended September 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	2,309	2,978	8,875	(2,928)	40	1,732	1,040	14,046
Gross charge-offs	1,694	4,174	7,877	1,078	411	1,695	1,078	18,007
Recoveries	414	27	241	42	267	46	226	1,263
Total net charge-offs	1,280	4,147	7,636	1,036	144	1,649	852	16,744
Ending allowance for loan and lease losses	$11,167	$7,157	$16,156	$4,943	$1,877	$11,022	$2,215	$54,537
Ending allowance on loans individually evaluated for impairment	$2,820	$4,615	$3,809	$270	$0	$2	$0	$11,516
Ending allowance on loans collectively evaluated for impairment	8,347	2,542	12,347	4,673	1,877	11,020	2,215	43,021
Ending allowance for loan and lease losses	$11,167	$7,157	$16,156	$4,943	$1,877	$11,022	$2,215	$54,537
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$8,626	$19,936	$26,251	$3,483	$0	$101	$0	$58,397
Ending balance of loans collectively evaluated for impairment	813,926	116,715	1,175,784	296,682	70,034	362,818	43,305	2,879,264
Total loans, excluding covered loans	$822,552	$136,651	$1,202,035	$300,165	$70,034	$362,919	$43,305	$2,937,661

	Twelve Months Ended December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,590	$8,143	$15,190	$5,308	$2,159	$8,063	$1,858	$59,311
Provision for loan and lease losses	4,252	8,778	6,836	5,268	457	6,183	1,790	33,564
Gross charge-offs	13,324	8,619	8,191	1,693	1,154	3,499	1,871	38,351
Recoveries	620	24	1,082	24	519	192	250	2,711
Total net charge-offs	12,704	8,595	7,109	1,669	635	3,307	1,621	35,640
Ending allowance for loan and lease losses	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Ending allowance on loans individually evaluated for impairment	$2,017	$3,716	$4,347	$336	$0	$0	$0	$10,416
Ending allowance on loans collectively evaluated for impairment	8,121	4,610	10,570	8,571	1,981	10,939	2,027	46,819
Ending allowance for loan and lease losses	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$12,175	$19,294	$31,260	$5,420	$0	$0	$0	$68,149
Ending balance of loans collectively evaluated for impairment	788,078	144,249	1,108,671	263,753	69,711	341,310	32,172	2,747,944
Total loans, excluding covered loans	$800,253	$163,543	$1,139,931	$269,173	$69,711	$341,310	$32,172	$2,816,093

Covered Loans
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.

First Financial established an allowance for loan losses associated with covered loans during 2010 based on its valuation procedures performed during the period.  The Company continued to update its valuations related to loans covered under loss share agreements during the third quarter of 2011 and, as a result of impairment in certain loan pools, recognized total provision expense of $7.3 million and realized net charge-offs of $10.2 million during the quarter, resulting in an allowance for covered loan losses of $48.1 million as of September 30, 2011. For the first nine months of 2011, the Company recognized total provision expense of $57.2 million and realized net charge-offs of $25.6 million.  Additionally, the Company recognized loss share expenses of $10.3 million for the first nine months of 2011 and $3.8 million for the third quarter of 2011 primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $53.5 million for the first nine months of 2011 and $8.4 million for the third quarter of 2011 was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

For the third quarter of 2010, First Financial recognized provision expense on covered loans of $20.7 million related to net charge-offs of $10.4 million during the period.  For the first nine months of 2010, the Company recognized provision expense of $49.1 million related to net charge-offs of $37.6 million.  The related receivable due from the FDIC under loss share agreements related to these loans of $17.8 million and $40.5 million for the third quarter and first nine months of 2010, respectively, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

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

The allowance for loan and lease losses on covered loans is presented in the table below:

	September 30, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$17,850	$27,301	$2,694	$267	$48,112
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$17,850	$27,301	$2,694	$267	$48,112

	December 31, 2010
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$8,787	$7,213	$232	$261	$16,493
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$8,787	$7,213	$232	$261	$16,493

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

		Three Months Ended				Nine Months Ended
	2011			2010		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2011	2010
Balance at beginning of period	$51,044	$31,555	$16,493	$11,583	$1,273	$16,493	$0
Provision for loan and lease losses	7,260	23,895	26,016	13,997	20,725	57,171	49,147
Loans charged-off	(10,609)	(7,456)	(14,026)	(9,351)	(10,492)	(32,091)	(37,641)
Recoveries	417	3,050	3,072	264	77	6,539	77
Balance at end of period	$48,112	$51,044	$31,555	$16,493	$11,583	$48,112	$11,583

NOTE 13:  INCOME TAXES

First Financial’s effective tax rate for the third quarter of 2011 was 38.2% compared to 36.2% for the third quarter of 2010. The 2011 year-to-date effective tax rate was 36.3% compared to 35.4% for 2010. The increase in the effective tax rate during the third quarter 2011 was primarily driven by the completion of the 2010 federal and state tax returns and adjustments of this nature are typical for this calendar quarter.

At September 30, 2011, and December 31, 2010, First Financial had no unrecognized tax benefits recorded under FASB ASC Topic 740-10, Income Taxes.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial is no longer subject to state and local income tax examinations for years prior to 2007.  The Company’s 2007 state examination by the state of Indiana has closed with no material impact to the Company’s financial position as a result of the examinations.  Tax years 2007 through 2010 remain open to state and local examination in various jurisdictions.

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

First Financial made cash contributions totaling $60.0 million to fund the pension plan in 2010.  First Financial does not expect to make a cash contribution to its pension plan in 2011.  As a result of the plan’s funding status and related actuarial projections for 2011, First Financial recorded income in the first nine months of 2011 of $1.0 million, compared to expense of $1.5 million for the first nine months of 2010. Likewise, First Financial recorded income in the third quarter of 2011 of $0.3 million compared to expense of $0.6 million for the same period in 2010.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$825	$743	$2,475	$1,943
Interest cost	675	633	2,025	2,033
Expected return on assets	(2,237)	(1,199)	(6,787)	(3,699)
Amortization of prior service cost	(100)	(117)	(300)	(317)
Recognized net actuarial loss	525	498	1,575	1,548
Net periodic benefit (income) cost	$(312)	$558	$(1,012)	$1,508

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net actuarial loss	$525	$498	$1,575	$1,548
Net prior service credit	(100)	(117)	(300)	(317)
Deferred tax (liabilities) assets	(160)	(141)	(481)	(167)
Net amount recognized	$265	$240	$794	$1,064

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Market value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser from outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

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

Borrowings – The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values.  The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.  Third-party valuations were used for long-term debt with embedded options, such as call features.

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

The estimated fair values of First Financial’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Cash and short-term investments	$477,383	$477,383	$282,933	$282,933
Investment securities held-to-maturity	2,724	2,953	17,406	18,066
Investment securities available-for-sale	1,120,179	1,120,179	919,110	919,110
Other investments	71,492	71,492	78,689	78,689
Loans held for sale	14,259	14,259	29,292	29,292
Loans, excluding covered loans	2,883,124	2,858,649	2,758,858	2,720,080
Covered loans	1,102,954	1,126,291	1,465,000	1,477,631
Mortgage-servicing rights	1,049	1,066	1,502	1,502
FDIC indemnification asset	177,814	159,537	222,648	212,431
Accrued interest receivable	12,584	12,584	14,063	14,063
Derivative financial instruments	0	0	262	262

Financial liabilities
Deposits
Noninterest-bearing	$814,928	$814,928	$705,484	$705,484
Interest-bearing demand	1,288,721	1,288,721	1,111,877	1,111,877
Savings	1,537,420	1,537,420	1,534,045	1,534,045
Time	1,658,031	1,677,444	1,794,843	1,818,237
Total deposits	5,299,100	5,318,513	5,146,249	5,169,643
Short-term borrowings	95,451	95,451	59,842	59,842
Long-term debt	76,875	82,022	128,880	125,825
Other long-term debt	0	0	20,620	20,620
Accrued interest payable	3,963	3,963	5,516	5,516
Derivative financial instruments	3,760	3,760	3,223	3,223

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Derivatives	$0	$26,086	$(1,353)	$(24,733)	$0
Available-for-sale investment securities	133	1,120,046	0	0	1,120,179
Total	$133	$1,146,132	$(1,353)	$(24,733)	$1,120,179

Liabilities
Derivatives	$0	$28,493	$0	$(24,733)	$3,760

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Year-to-date Gains/(Losses)
Assets
Loans held for sale	$0	$14,259	$0	$0
Impaired loans (1)	35	17,060	444	0

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

NOTE 16:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	September 30, 2011
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gain on securities available-for-sale	$12,966	$(4,896)	$8,070	$17,134
Unrealized loss on derivatives	628	(237)	391	0
Unfunded pension obligation	1,275	(481)	794	(20,488)
Foreign currency translation	(599)	0	(599)	(34)
Total	$14,270	$(5,614)	$8,656	$(3,388)

	September 30, 2010
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gain on securities available-for-sale	$3,225	$(1,331)	$1,894	$12,118
Unrealized loss on derivatives	(2,787)	1,022	(1,765)	(834)
Unfunded pension obligation	1,231	(167)	1,064	(20,697)
Foreign currency translation	188	0	188	307
Total	$1,857	$(476)	$1,381	$(9,106)

NOTE 17:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$15,618	$15,579	$48,798	$44,951
Dividends on preferred stock	0	0	0	1,865
Income available to common shareholders	$15,618	$15,579	$48,798	$43,086
Denominator for basic earnings per share - weighted average shares	57,735,811	57,570,709	57,674,250	56,765,933
Effect of dilutive securities —
Employee stock awards	841,604	873,959	930,461	887,478
Warrants	76,684	86,837	95,241	105,495
Denominator for diluted earnings per share - adjusted weighted average shares	58,654,099	58,531,505	58,699,952	57,758,906
Earnings per share available to common shareholders
Basic	$0.27	$0.27	$0.85	$0.76
Diluted	$0.27	$0.27	$0.83	$0.75

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 1,267,705 and 692,312 at September 30, 2011 and 2010, respectively.  The warrants to purchase 465,117 shares of common stock were outstanding as of September 30, 2011 and 2010.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of September 30, 2011 First Financial, through its subsidiaries, operated in Ohio, Indiana, and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (Bank) with 116 banking centers and 142 ATMs. An investment advisory company, First Financial Capital Advisors LLC, which had been a subsidiary of First Financial, was dissolved effective September 1, 2011.  First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit based products, deposit accounts, corporate cash management support, and other services to commercial and retail clients.  The wealth management activities include a full range of services including trust services, brokerage, investment, and other related services.  Additionally, the Bank conducts specialty, franchise lending providing equipment and leasehold improvement financing for franchisees, in the quick service and casual dining restaurant sector, throughout the United States.  Loans to franchisees often include the financing of real estate as well as equipment.  The franchise portfolio is managed to a risk-appropriate level so as not to create an industry, geographic or franchisee concept concentration.

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

BUSINESS COMBINATIONS

On September 23, 2011, First Financial Bank, N.A., completed the purchase of 16 Ohio banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. The Liberty banking center acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combinations. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition (the measurement period) as information relative to closing date fair values becomes available. First Financial recorded $17.1 million of goodwill during the third quarter of 2011 related to the acquisition.

Also during the third quarter of 2011, First Financial signed a purchase and assumption agreement to acquire 22 Indiana-based retail banking branches from Flagstar Bank, FSB (Flagstar) and assume approximately $530 million of deposits associated with these branches. The Flagstar transaction is expected to close during the fourth quarter 2011. While both companies have received regulatory approval, the transaction remains subject to other customary closing conditions.

During the third quarter of 2009, through FDIC-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples) and Irwin. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the company through the generation of additional capital.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis. The FDIC's obligation to reimburse First Financial for losses with respect to covered assets for all three assisted transactions began with the first dollar of loss incurred. Covered loans represent approximately 28% of First Financial’s loans at September 30, 2011.

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

Third quarter 2011 net income and net income available to common shareholders, was $15.6 million, and earnings per diluted common share were $0.27.  This compares with third quarter 2010 net income and net income available to common shareholders of $15.6 million and earnings per diluted common share of $0.27.

For the nine month period ended September 30, 2011, net income and net income available to common shareholders, was $48.8 million, and earnings per diluted common share was $0.83. This compares with net income of $45.0 million, net income available to common shareholders of $43.1 million, and earnings per diluted common share of $0.75 for the nine month period ended September 30, 2010.

Return on average assets for the third quarter of 2011 was 1.01% compared to 0.96% for the comparable period in 2010 and 0.90% for the quarter ended December 31, 2010.  Return on average shareholders’ equity for the third quarter of 2011 was 8.54% compared to 9.03% for the comparable period in 2010 and 8.14% for the quarter ended December 31, 2010.

Return on average assets for the first nine months of 2011 was 1.05% compared to 0.92% for the comparable period in 2010. Return on average shareholders' equity was 9.19% for the first nine months of 2011 compared to 8.86% for the same period in 2010.

A discussion of the first nine months and third quarter of 2011 results of operations follows.

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

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$65,218	$67,846	$198,420	$207,604
Tax equivalent adjustment	236	222	714	646
Net interest income - tax equivalent	$65,454	$68,068	$199,134	$208,250

Average earning assets	$5,687,036	$5,867,311	$5,730,642	$5,946,078

Net interest margin *	4.55%	4.59%	4.63%	4.67%
Net interest margin (fully tax equivalent) *	4.57%	4.60%	4.65%	4.68%

* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter of 2011 was $65.2 million, a decline of $2.6 million from the third quarter of 2010 net interest income of $67.8 million.  Net interest income on a fully tax-equivalent basis for the third quarter 2011 was $65.5 million as compared to $68.1 million for the third quarter of 2010.  Compared to the third quarter of 2010, total interest income declined $8.7 million, or 10.3% during the third quarter 2011 due to lower interest income earned on loans, driven primarily by a 27.4% decline in average covered loan balances, and the reduced yield on the FDIC indemnification asset as a result of better than expected credit performance in the covered loan portfolio. However, this decline was partially offset by an increase in interest earned on investments. Total interest expense declined $6.1 million, or 36.3%, due primarily to lower interest expense on deposits and lower funding costs resulting from the prepayment of $232 million of FHLB advances that occurred during the third quarter 2010 as well as the redemption of $20.6 million of trust preferred securities in the second quarter 2011.

For the nine month period ended September 30, 2011, net interest income was $198.4 million as compared to $207.6 million for the comparable period in 2010. Similar to the quarterly year-over-year items noted above, the decline was driven by lower average covered loan balances and the reduced yield on the FDIC indemnification asset, offset partially by higher interest income from investments and lower funding costs.

Net interest margin was 4.55% for the third quarter 2011 as compared to 4.59% for the third quarter 2010.  Net interest margin continued to be negatively impacted by the combination of normal amortization and paydowns in the originated and covered loan portfolios, with proceeds reinvested in lower yielding securities, as well as lower yields earned on new loan originations during the quarter. However, yields remained strong on covered loans, helping to offset the decline in the balance outstanding. During the quarter, the Company implemented several strategic initiatives related to deposits, including a repricing strategy on all deposit products offered and reducing the balance of higher-cost, non-core relationships, which positively impacted net interest margin. The Company also used liquidity to purchase $38.6 million of investment securities as well as realized a full quarter's impact from both investment purchases that settled late in the second quarter 2011 and the redemption of $20.6 million of trust preferred securities that also occurred late in the second quarter. Additionally, liquidity not used to purchase investments was used to fund the redemption of wholesale borrowings and maturing time deposits, including the expected runoff of retail certificates of deposits and deposits related to the exited markets of Michigan and Louisville, helping to offset the margin decline from lower total loan balances.

Net interest margin for the nine month period ended September 30, 2011 declined slightly to 4.63% as compared to 4.67% for the nine month period ended September 30, 2010.

Net interest margin is affected by certain activity related to the covered loan portfolio. The majority of these loans are accounted for under ASC Topic 310-30 and, as such, the Company is required to periodically update its forecast of expected cash flows from these loans. Impairment, as a result of a decrease in expected cash flows, is recognized in the period it is measured as provision expense and has no impact on net interest margin. Improvements in expected cash flows are recognized on a prospective basis through an upward adjustment to the yield earned on the portfolio. Impairment and improvement are both partially offset by the impact of changes in the value of the FDIC indemnification asset. Impairment is partially offset by an increase to the FDIC indemnification asset as a result of FDIC loss sharing income and has no impact on net interest margin. Improvement, which is reflected as a higher yield, is partially offset by a lower yield earned on the FDIC indemnification asset until the next periodic valuation of the loans and the indemnification asset. The weighted average yield of the acquired loan portfolio can also be subject to change as loans with higher yields pay down more quickly or slowly than loans with lower yields.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	September 30, 2011			June 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments:
Interest-bearing deposits with other banks	$306,969	$208	0.27%	$375,434	$328	0.35%	$483,097	$396	0.33%
Investment securities	1,199,473	7,587	2.51%	1,093,870	7,272	2.67%	691,700	5,626	3.23%
Gross loans including covered loans and indemnification asset (1)	4,180,594	68,157	6.47%	4,264,300	70,217	6.60%	4,692,514	78,662	6.65%
Total earning assets	5,687,036	75,952	5.30%	5,733,604	77,817	5.44%	5,867,311	84,684	5.73%

Nonearning assets
Cash and due from banks	110,336			118,829			185,322
Allowance for loan and lease losses	(107,101)			(94,202)			(61,753)
Premises and equipment	116,070			115,279			115,518
Other assets	330,474			346,244			302,081
Total assets	$6,136,815			$6,219,754			$6,408,479

Interest-bearing liabilities
Deposits:
Interest-bearing	$1,153,178	$690	0.24%	$1,130,503	808	0.29%	$1,029,350	1,063	0.41%
Savings	1,659,152	1,412	0.34%	1,636,821	1,838	0.45%	1,412,441	2,115	0.59%
Time	1,554,497	7,721	1.97%	1,634,779	8,121	1.99%	2,007,138	11,279	2.23%
Short-term borrowings	100,990	44	0.17%	95,297	49	0.21%	50,580	25	0.20%
Long-term borrowings	94,150	867	3.65%	122,899	1,134	3.70%	301,790	2,356	3.10%
Total interest-bearing liabilities	4,561,967	10,734	0.93%	4,620,299	11,950	1.04%	4,801,299	16,838	1.39%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	735,621			734,674			721,501
Other liabilities	113,418			157,031			201,567
Shareholders' equity	725,809			707,750			684,112
Total liabilities and shareholders' equity	$6,136,815			$6,219,754			$6,408,479
Net interest income		$65,218			$65,867			$67,846

Net interest spread			4.37%			4.40%			4.34%
Contribution of noninterest-bearing sources of funds			0.18%			0.21%			0.25%
Net interest margin (2)			4.55%			4.61%			4.59%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended September 30
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(428)	$743	$315	$(1,251)	$3,212	$1,961
Other earning assets	(76)	(44)	(120)	(69)	(119)	(188)
Gross loans (1)	(1,451)	(609)	(2,060)	(2,159)	(8,346)	(10,505)
Total earning assets	(1,955)	90	(1,865)	(3,479)	(5,253)	(8,732)
Interest-bearing liabilities
Total interest-bearing deposits	$(972)	$28	$(944)	$(4,449)	$(185)	$(4,634)
Borrowed funds
Short-term borrowings	(8)	3	(5)	(3)	22	19
Federal Home Loan Bank long-term debt	(3)	(67)	(70)	555	(1,722)	(1,167)
Other long-term debt	0	(197)	(197)	0	(322)	(322)
Total borrowed funds	(11)	(261)	(272)	552	(2,022)	(1,470)
Total interest-bearing liabilities	(983)	(233)	(1,216)	(3,897)	(2,207)	(6,104)
Net interest income (2)	$(972)	$323	$(649)	$418	$(3,046)	$(2,628)

(1) Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.
(2) Not tax equivalent.

	Changes for the Nine Months Ended September 30
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(4,841)	$9,755	$4,914
Other earning assets	26	(404)	(378)
Gross loans (1)	(4,642)	(27,243)	(31,885)
Total earning assets	(9,457)	(17,892)	(27,349)
Interest-bearing liabilities
Total interest-bearing deposits	$(12,542)	$(881)	$(13,423)
Borrowed funds
Short-term borrowings	0	77	77
Federal Home Loan Bank long-term debt	2,637	(6,891)	(4,254)
Other long-term debt	(363)	(202)	(565)
Total borrowed funds	2,274	(7,016)	(4,742)
Total interest-bearing liabilities	(10,268)	(7,897)	(18,165)
Net interest income	$811	$(9,995)	$(9,184)

NONINTEREST INCOME

Third quarter 2011 noninterest income was $28.1 million, compared to $44.9 million in the third quarter of 2010.  The decline in noninterest income from the comparable quarter in 2010 was due primarily to lower reimbursements due from the FDIC on covered assets as well as declines in accelerated discount on covered loans and gains from sales of loans. When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered

OREO are recognized as other noninterest expense. Reimbursements due from the FDIC under loss share agreements related to these credit losses are recorded as noninterest income and were $8.4 million for the third quarter of 2011 and $17.8 million for the third quarter of 2010.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered loans.

While no material sales of covered loans occurred during the third quarter of 2011, covered loan activity continued to positively impact noninterest income due to a small amount of loan sale activity as well as prepayments. Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial recognized accelerated discount on covered loans of $5.2 million for the third quarter of 2011 and $9.4 million for the third quarter of 2010.

First Financial sold $13.8 million of loans originated by its franchise finance business during the third quarter of 2011 resulting in a $0.7 million gain. During the third quarter of 2010, the Company sold approximately $23.2 million of loans originated by its franchise finance business, recognizing a $2.0 million gain.

On a comparable basis, noninterest income for the nine months ended September 30, 2011 was $112.9 million as compared to $112.3 million for the nine months period ended September 30, 2010. The increase of $0.6 million, or 0.5%, was primarily attributable to increased FDIC loss sharing income of $12.9 million, offset by a decline in accelerated discount on covered loans of $7.2 million as well as declines of $2.8 million in service charges on deposits and $2.8 million in other noninterest income. The increase in FDIC loss sharing income for the nine months ended September 30, 2011 reflects an increase in expected reimbursements from the FDIC as a result of losses related to covered assets. The decline in accelerated discount on covered loans is a result of fewer borrowers paying off their loans prior to contractual maturity and a lower level of covered loan sales during the period while the decline in service charges on deposits is primarily attributable to regulatory factors. The decline in other noninterest income is the result of the settlement of certain initial cash items and valuations related to the 2009 FDIC acquisitions in the nine months ended September 30, 2010 as well as the runoff of certain reinsurance activities related to a subsidiary acquired as part of the Irwin acquisition in 2009.

NONINTEREST EXPENSE

Third quarter 2011 noninterest expense was $53.1 million, compared with $61.3 million in the third quarter of 2010. The $8.2 million or 13.3% decline from the comparable quarter in 2010 was primarily due to an $8.0 million prepayment penalty on Federal Home Loan Bank (FHLB) advances that was incurred in the third quarter of 2010. Also contributing to the decline was reduced FDIC assessments of $0.9 million related to lower assessment rates that became effective in the second quarter of 2011 and a $1.0 million decline in salaries and employee benefits. The decline in salaries and employee benefits expense was primarily the result of the Company exiting five banking center locations in Michigan and Kentucky during the first quarter of 2011 as well as other cost management efforts, partially offset by elevated staffing and employee benefit costs associated with certain exit and transition activities during the third quarter of 2011. The declines in debt extinguishment costs, FDIC assessments, and salaries and benefits expenses were partially offset by a $2.2 million increase in other noninterest expenses primarily related to losses on covered OREO and costs related to the Liberty banking center acquisition.  Covered OREO expenses are partially reimbursed by the FDIC.

For the nine months ended September 30, 2011, noninterest expense totaled $163.4 million compared to $177.4 million for the comparable year-over-year period. This decline in year-to-date noninterest expense was primarily due to the $8.0 million prepayment penalty on FHLB advances, lower salaries and employee benefits, occupancy expense, communication expense, and FDIC assessments as a result of lower headcount, fewer banking centers and lower FDIC assessment rates as discussed above.  These declines were partially offset by increases in professional services, data processing and other noninterest expenses due primarily to litigation relating to the departure of certain employees from First Franchise in the first quarter of 2011 as well as costs associated with the Liberty banking center acquisition and OREO-related expenses.

INCOME TAXES

Income tax expense was $9.7 million and $8.8 million for the third quarters of 2011 and 2010, respectively. The effective tax rates for the third quarters of 2011 and 2010 were 38.2% and 36.2%, respectively. The increase in the effective tax rate during the third quarter 2011 was primarily driven by the completion of the Company's 2010 federal and state tax returns and adjustments of this nature are typical for this calendar quarter.

Income tax expense was $27.9 million and $24.6 million for the nine months ended September 30, 2011 and 2010. The effective tax rates for the nine months ended September 30, 2011, and 2010, were 36.3% and 35.4%, respectively.

LOANS - Excluding covered loans

Loans, excluding covered loans, totaled $2.9 billion at September 30, 2011, representing an increase of $121.6 million, or 4.3%, compared to December 31, 2010.  The year to date increase in loan balances is primarily the result of the $126.5 million of performing loans acquired in connection with the Liberty branch acquisition during the third quarter of 2011.

Third quarter 2011 average loans excluding covered loans and loans held for sale, increased $8.9 million or 0.3% from the third quarter of 2010.  The increase in average loans excluding covered loans and loans held for sale was primarily related to a $45.6 million decline in average construction real estate loans and a $28.8 million decline in average residential real estate loans, offset by a $68.9 million increase in average commercial and commercial real estate loans and an $11.4 million increase in leases. As the Liberty transaction closed late in the third quarter, the acquired loans had a minimal effect on the average loan balances.

LOANS - Covered

As of September 30, 2011, 28.2% of the Company’s total loans were covered loans.  As required under the loss-share agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

Covered loans totaled $1.2 billion at September 30, 2011, representing a $330.4 million, or 22.3%, decline compared to December 31, 2010.  The decline in covered loan balances is expected as there were no acquisitions of loans subject to loss share agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs, and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss share agreements in the future. Loans with coverage terminated, or removed, generally represent loans to high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

INVESTMENTS

Investment securities totaled $1.2 billion or 18.8% of total assets at September 30, 2011, compared with $1.0 billion or 16.2% of total assets at December 31, 2010.  Securities available-for-sale at September 30, 2011, totaled $1.1 billion, compared with $919.1 million at December 31, 2010.

The $179.2 million or 17.7% net increase in the investment portfolio as compared to December 31, 2010 was due to the purchase of $449.4 million of agency mortgage backed securities, partially offset by maturities and amortizations, during the period.  The net growth in the investment portfolio is primarily due to the investment of liquidity resulting from continued, muted loan demand and deposit inflows.

The Company received $190.7 million of cash upon closing of the Liberty transaction which had not yet been redeployed as of September 30, 2011. Subsequent to the end of the third quarter, the Company began deploying these proceeds through the purchase of agency mortgage backed securities. The addition of longer duration securities was executed in conjunction with First Financial’s overall asset/liability structure and interest rate risk modeling activities, and, to a lesser extent, market and rate expectations.  First Financial continues to avoid adding any particular securities to its portfolio that would materially increase credit risk or geographic concentration risk.  The Company does, however, include these risks in its total evaluation of current market opportunities that would enhance the overall performance of the portfolio.

First Financial has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $17.1 million at September 30, 2011, compared with $9.1 million at December 31, 2010.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2011 were $5.3 billion, an increase of $152.9 million or 3.0% compared to December 31, 2010.  The increase in total deposits as compared to December 31, 2010 was primarily related to the $341.9 million of deposits assumed in connection with the Liberty branch acquisition during the third quarter of 2011 partially offset by the continued runoff of certain deposits acquired as part of the Irwin acquisition in 2009. The increase in deposit balances reflects the continued benefits of First Financial’s deposit pricing strategy as outflows of time deposits and brokered deposits have been replaced with less expensive transaction-based and wholesale funding. Additionally, First Financial focused on several strategic initiatives related to deposits that impacted the activity during the period. Specifically, the Company implemented a more disciplined pricing strategy on all deposit products and initiated a deposit rationalization strategy focused on improving core relationship profitability and reducing non-core relationship deposits.

Third quarter 2011 average deposits declined $68.0 million, or 1.3%, from September 30, 2010.  The decline in average deposits was primarily related to a $452.6 million, or 22.6%, decline in average time deposits partially offset by a $246.7 million increase in average savings account balances and a $123.8 million increase in average interest-bearing checking account balances during the period.

Borrowed funds as of September 30, 2011 totaled $172.3 million, as compared to $209.3 million as of December 31, 2010. This decrease was primarily due to the redemption of the $20.6 million of floating rate trust preferred securities in the second quarter 2011.

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

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using Board of Directors approved credit policies and guidelines.  Due to the significant differences in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered loans are generally more meaningful.  Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

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

As of the end of the third quarter 2011, the allowance for uncovered loan and lease losses was $54.5 million compared to $57.2 million as of December 31, 2010.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.86% as of September 30, 2011 compared to 2.03% as of December 31, 2010.  The allowance for loan and lease losses as of September 30, 2011 reflects management’s estimate of credit risk inherent in the Company’s uncovered loan portfolio at that time.

Third quarter 2011 net charge-offs were $6.8 million or 0.96% of average loans and leases, compared with $5.7 million or 0.83% for the quarter ended June 30, 2011, and $6.8 million or 0.97% for the comparable year-over-year quarter. Significant items driving net charge-offs for the quarter included $1.6 million related to three separate residential development credits, $1.5 million related to a multifamily real estate loan and $0.5 million related to a recreational facility credit.

For the nine months ended September 30, 2011, net charge-offs were $16.7 million, or 0.80% of average loans and leases, as compared to $25.9 million, or 1.23%, for the nine months ended September 30, 2010.

Third quarter 2011 provision expense related to uncovered loans and leases was $7.6 million as compared to $5.8 million during the linked quarter and $6.3 million during the comparable year-over-year quarter.  As a percentage of net charge-offs, third quarter 2011 provision expense equaled 112.8% compared to 100.5% during the second quarter 2011 and 91.8% during the third quarter 2010.

For the nine months ended September 30, 2011, provision expense related to uncovered loans and leases was $14.0 million as compared to $23.8 million for the same period in 2010. As a percentage of net charge-offs, year-to-date 2011 provision expense was 83.9% compared to 92.0% for the same period in 2010.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

		Three Months Ended				Nine Months Ended
		2011		2010		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2011	2010
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$53,671	$53,645	$57,235	$57,249	$57,811	$57,235	$59,311
Provision for loan losses	7,643	5,756	647	9,741	6,287	14,046	23,823
Gross charge-offs
Commercial	879	383	432	5,131	762	1,694	8,193
Real estate-construction	1,771	1,213	1,190	500	3,607	4,174	8,119
Real estate-commercial	2,997	2,791	2,089	1,887	2,013	7,877	6,304
Real estate-residential	564	406	108	196	717	1,078	1,497
Installment	162	177	72	231	205	411	923
Home equity	510	923	262	1,846	389	1,695	1,653
All other	291	339	448	494	431	1,078	1,377
Total gross charge-offs	7,174	6,232	4,601	10,285	8,124	18,007	28,066
Recoveries
Commercial	92	222	100	57	334	414	563
Real estate-construction	0	27	0	0	0	27	24
Real estate-commercial	168	38	35	243	728	241	839
Real estate-residential	4	29	9	6	11	42	18
Installment	87	82	98	116	116	267	403
Home equity	9	12	25	74	21	46	118
All other	37	92	97	34	65	226	216
Total recoveries	397	502	364	530	1,275	1,263	2,181
Total net charge-offs	6,777	5,730	4,237	9,755	6,849	16,744	25,885
Ending allowance for loan losses	$54,537	$53,671	$53,645	$57,235	$57,249	$54,537	$57,249

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.39%	0.08%	0.17%	2.72%	0.23%	0.21%	1.35%
Real estate-construction	4.96%	3.42%	3.05%	1.15%	7.64%	3.79%	5.23%
Real estate-commercial	0.98%	0.97%	0.73%	0.56%	0.45%	0.90%	0.66%
Real estate-residential	0.83%	0.56%	0.15%	0.27%	0.95%	0.51%	0.65%
Installment	0.47%	0.58%	(0.16)%	0.64%	0.49%	0.29%	0.91%
Home equity	0.57%	1.07%	0.28%	2.07%	0.43%	0.64%	0.61%
All other	2.46%	2.68%	4.09%	6.26%	5.05%	3.03%	5.46%
Total net charge-offs	0.96%	0.83%	0.61%	1.39%	0.97%	0.80%	1.23%

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

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period.  Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. First Financial recognized provision expense related to impairment in the expected cash flows on certain covered loans, as well as enhanced yields reflecting improved cash flow expectations on other covered loans during the first nine months of 2011.

First Financial established an allowance for loan losses associated with covered loans during 2010 based on its valuation procedures performed during the period.  The Company continued to update its valuations related to loans covered under loss share agreements during the third quarter of 2011 and, as a result of impairment in certain loan pools, recognized total provision expense of $7.3 million and realized net charge-offs of $10.2 million during the quarter, resulting in an allowance for covered loan losses of $48.1 million as of September 30, 2011. For the first nine months of 2011, the Company recognized total provision expense of $57.2 million and realized net charge-offs of $25.6 million.  Additionally, the Company recognized loss share expenses of $10.3 million for the first nine months of 2011 and $3.8 million for the third quarter of 2011 primarily related to losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $53.5 million for the first nine months of 2011 and $8.4 million for the third quarter of 2011 was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

For the third quarter of 2010, First Financial recognized provision expense on covered loans of $20.7 million and realized net charge-offs of $10.4 million during the period.  For the first nine months of 2010, the Company recognized provision expense of $49.1 million and realized net charge-offs of $37.6 million.  The related receivable due from the FDIC under loss share agreements related to these loans of $17.8 million and $40.5 million for the third quarter and first nine months, respectively, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

	Three Months Ended					Nine Months Ended
	2011			2010		September 30,
(Dollars in thousands)	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	2011	2010
Balance at beginning of period	$51,044	$31,555	$16,493	$11,583	$1,273	$16,493	$0
Provision for loan and lease losses	7,260	23,895	26,016	13,997	20,725	57,171	49,147
Loans charged-off	(10,609)	(7,456)	(14,026)	(9,351)	(10,492)	(32,091)	(37,641)
Recoveries	417	3,050	3,072	264	77	6,539	77
Ending allowance for covered loan losses	$48,112	$51,044	$31,555	$16,493	$11,583	$48,112	$11,583

Nonperforming/Underperforming Assets (excluding covered assets)

Nonperforming loans totaled $76.4 million and nonperforming assets totaled $88.4 million as of September 30, 2011 compared with $79.9 million and $97.8 million, respectively, at December 31, 2010 and $79.5 million and $97.8 million, respectively, at September 30, 2010.  The decrease in nonperforming assets relative to December 31, 2010 was driven primarily by a reduction in nonaccrual and restructured loans, as well as a decrease in OREO.  The declines in nonaccrual and restructured loans primarily related to the commercial and commercial real estate portfolios and included the effect of net charge-off activity discussed above and other resolution strategies which more than offset the additions.

The third quarter 2011 allowance for loan and lease losses as a percent of nonaccrual loans was 92.2% compared with 91.9% at December 31, 2010, and 86.5% in the third quarter of 2010, and the allowance for loan and lease losses as a percent of nonperforming loans was 71.4% at September 30, 2011, compared with 71.6% at December 31, 2010, and 72.0% in the third quarter of 2010.

Total classified assets as of September 30, 2011 totaled $172.6 million as compared to $202.1 million at December 31, 2010. Classified assets, which have declined five consecutive quarters, are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Restructured Loans

Restructured loans at September 30, 2011 decreased $0.3 million from December 31, 2010 and increased $3.9 million from September 30, 2010.  The increase over the comparable quarter was due primarily to the restructuring of a single commercial relationship totaling $9.3 million, partially offset by the sale of a $4.9 million restructured loan, both during the fourth quarter of 2010.  Restructured loans remain on nonaccrual status until the borrower demonstrates the ability to comply with the modified terms.

Delinquent Loans

Loans 30-to-89 days past due totaled $19.5 million, or 0.66% of period end loans, as of September 30, 2011. This compares to $22.3 million, or 0.79%, as of December 31, 2010. The decline in loans 30-to-89 days past due compared to December 31, 2010 resulted from reduced delinquencies in the residential and commercial real estate portfolios, offset by an increase in commercial delinquencies.

Other Real Estate Owned

At September 30, 2011, OREO originating from uncovered loans was $12.0 million, compared with $17.9 million at December 31, 2010. The $5.9 million decline in OREO was primarily due to a $3.1 million reduction in value during the first quarter of 2011 related to vacant land obtained from a commercial real estate developer and the subsequent sale of this same property during the third quarter of 2011. The property had a book value of $3.4 million at the time of sale and the sale resulted in a $0.3 million gain to First Financial.

OREO originating from covered loans was $42.8 million at September 30, 2011, compared with $35.3 million at December 31, 2010.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of September 30, 2011, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2011			2010
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonaccrual loans
Commercial	$10,792	$9,811	$9,918	$13,729	$17,320
Real estate - construction	13,844	13,237	14,199	12,921	13,454
Real estate - commercial	26,408	26,213	30,846	28,342	27,945
Real estate - residential	5,507	4,564	4,419	4,607	4,801
Installment	322	335	262	150	279
Home equity	2,277	2,376	2,404	2,553	2,358
Total nonaccrual loans	59,150	56,536	62,048	62,302	66,157
Restructured loans	17,283	17,482	18,532	17,613	13,365
Total nonperforming loans	76,433	74,018	80,580	79,915	79,522
Other real estate owned (OREO)	12,003	16,313	14,953	17,907	18,305
Total nonperforming assets	88,436	90,331	95,533	97,822	97,827
Accruing loans past due 90 days or more	235	149	241	370	233
Total underperforming assets	$88,671	$90,480	$95,774	$98,192	$98,060
Allowance for loan and lease losses to
Nonaccrual loans	92.20%	94.93%	86.46%	91.87%	86.54%
Nonperforming loans	71.35%	72.51%	66.57%	71.62%	71.99%
Total ending loans	1.86%	1.92%	1.93%	2.03%	2.07%
Nonperforming loans to total loans	2.60%	2.65%	2.90%	2.84%	2.88%
Nonperforming assets to
Ending loans, plus OREO	3.00%	3.22%	3.42%	3.45%	3.51%
Total assets, including covered assets	1.40%	1.50%	1.51%	1.57%	1.59%

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

First Financial Bank received $190.7 million of cash upon closing of the Liberty transaction during the third quarter of 2011. The Company believes this provides sufficient liquidity to fund any runoff of deposits assumed in the transaction.

Capital expenditures, such as banking center expansions and technology investments, were $9.7 million and $17.0 million for the first nine months of 2011 and 2010, respectively. First Financial also acquired $3.8 million of fixed assets at estimated fair value as part of the Liberty transaction in the third quarter of 2011. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of September 30, 2011, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.1 billion as collateral for borrowings to the FHLB.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

From time to time, First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At both September 30, 2011 and December 31, 2010, the Company had no short-term borrowings from the FHLB.  At September 30, 2011, and December 31, 2010, total long-term borrowings from the FHLB were $11.9 million and $63.9 million, respectively.  The total remaining borrowing capacity from the FHLB at September 30, 2011, was $367.2 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.1 billion at September 30, 2011.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.3 million at September 30, 2011.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At September 30, 2011, in addition to liquidity on hand of $477.4 million, First Financial had unused and available overnight wholesale funding of approximately $2.5 billion (or approximately 39.2% of total assets) to fund significant deposit runoff that may occur as a result of the repriced deposits and from the markets that the Company is exiting as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets, or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $32.5 million for the first nine months of 2011.  As of September 30, 2011, First Financial’s subsidiaries had retained earnings of $347.1 million of which $211.5 million was available for distribution to First Financial.  Additionally, First Financial had $111.8 million in cash as of September 30, 2011, which is approximately three times the Company’s annual base shareholder dividend (currently $0.48 per share) and operating expenses. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

Until its prepayment during the second quarter 2011, First Financial made quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  On June 30, 2011, the trust preferred security was redeemed. Therefore, for the third quarter of 2011, there was no interest expense associated with the junior subordinated debenture.  Interest expense related to this other long-term debt totaled $0.3 million for the three months ended September 30, 2010. Interest expense was $0.4 million and $1.0 million for the nine months ended September 30, 2011, and 2010, respectively.

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

First Financial had no share repurchase activity under publicly announced plans in 2011 or 2010.

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

Consolidated regulatory capital ratios at September 30, 2011, included the leverage ratio of 10.87%, Tier 1 ratio of 18.81%, and total capital ratio of 20.08%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by approximately $425.1 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 10.38% at September 30, 2011 as compared to 10.33% at December 31, 2010.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios (as defined by the regulations and set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and to average assets, respectively.  Management believes, as of September 30, 2011, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2011, and December 31, 2010, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There have been no conditions or events since those notifications that management believes has changed the institution’s category.

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

The following table illustrates the actual and required capital amounts and ratios as of September 30, 2011 and December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital to risk-weighted assets
Consolidated	$706,570	20.08%	$281,442	8.00%	N/A	N/A
First Financial Bank	601,417	17.13%	280,813	8.00%	$351,016	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	661,838	18.81%	140,721	4.00%	N/A	N/A
First Financial Bank	549,205	15.65%	140,406	4.00%	210,610	6.00%

Tier 1 capital to average assets
Consolidated	661,838	10.87%	243,546	4.00%	N/A	N/A
First Financial Bank	549,205	9.03%	243,217	4.00%	304,021	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk-weighted assets
Consolidated	$727,252	19.72%	$294,978	8.00%	N/A	N/A
First Financial Bank	600,911	16.36%	293,930	8.00%	367,412	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	680,145	18.45%	147,489	4.00%	N/A	N/A
First Financial Bank	546,726	14.88%	146,965	4.00%	220,447	6.00%

Tier 1 capital to average assets
Consolidated	680,145	10.89%	248,847	4.00%	N/A	N/A
First Financial Bank	546,726	8.75%	248,437	4.00%	310,546	5.00%

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, covered loans,  FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies on pages 27 – 28 of First Financial’s 2010 Annual Report.  There were no material changes to these accounting policies during the nine months ended 2011.

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

Presented below is the estimated impact on First Financial’s net interest income as of September 30, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2011	(10.73)%	(4.85)%	1.49%	5.87%

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  In the first quarter of 2011, First Financial completed an update to its core deposit product repricing and retention formulas, as well as average life estimates, used in its interest rate risk modeling.  The Company employed linear regression analysis in developing these updated components while utilizing an average of various predominant industry approaches to arrive at updated average life estimates.  Using these updated assumptions, First Financial’s projected results for earnings at risk and long-term economic value of equity indicate the Company remains in an asset sensitive position, which is consistent with results from the previous method employed.  First Financial continues to refine the assumptions used in its interest rate risk modeling.

The interest rate risk analysis provides a framework as to what First Financial's overall sensitivity is as of the Company's most recent reported position. Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies. Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 200 and down 100 basis points scenarios.

First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income, and capital.  Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and utilizing historical experience.  Presented below is the change in First Financial’s economic value of equity position as of September 30, 2011, assuming immediate, parallel shifts in interest rates:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2011	(20.46)%	(7.44)%	8.34%	11.70%

First Financial, utilizing interest rates primarily based upon external industry studies, models additional scenarios covering the next twelve months.  Based on these scenarios, First Financial has a relatively neutral rate risk position of a positive 1.24% when compared to a base-case scenario with interest rates held constant.  Given its outlook for future interest rates, First Financial is managing its balance sheet with a bias toward asset sensitivity.

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
For information concerning legal proceedings, see "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and in "Part II - Other Information - Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 1A.	Risk Factors.
There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Facotrs" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2010 and "Part II - Other Information - Item 1A. Risk Factors" of Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	1,836	16.87	NA	NA
Stock Plans	0	0.00	NA	NA
August 1 to August 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	0	0.00	NA	NA
September 1 to September 30, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	0	0.00	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	1,836	$16.87	NA
Stock Plans	0	$0.00	NA

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail*.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall
J. Franklin Hall
Executive Vice President, Chief Financial Officer
and Chief Operating Officer
(Principal Accounting Officer)

Date	11/8/2011