Form 10-K
period 2011-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2012-02-24
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 0-12379
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

255 East Fifth Street, Suite 700	45202
Cincinnati, Ohio	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:  (877) 322-9530
Securities registered pursuant to Section 12(b) of the Act:
Common Shares, no par value
Warrants, each to purchase one Common Share, no par value
Name of exchange on which registered:
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2011, was $943,194,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 22, 2012, there were issued and outstanding 58,273,663 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2012 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I

Item 1.  Business.
First Financial Bancorp.
First Financial Bancorp., an Ohio corporation (First Financial, the Company, we, us, our), was formed in 1982.  First Financial is a mid-sized, regional bank holding company headquartered in Cincinnati, Ohio.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its oldest wholly owned subsidiary, First Financial Bank, National Association (Bank), which was founded in 1863.

During 2011, two of First Financial's subsidiaries were dissolved. First Financial Capital Advisors LLC (FFCA), a wholly owned subsidiary of First Financial which had previously served as a registered investment advisor and assisted the Bank with the investment management of its trust assets, was dissolved effective September 1, 2011.  Another subsidiary of First Financial was First Financial (OH) Statutory Trust II (Statutory Trust II) which was established to facilitate raising regulatory capital in the form of corporation-obligated mandatory redeemable capital securities of the subsidiary trust—commonly referred to as Trust Preferred Securities.  These trust preferred securities were first eligible for early redemption in September of 2008 and were redeemed on June 30, 2011, thereby, eliminating the need for the subsidiary.

For further information see Note 6 of the Notes to Consolidated Financial Statements of First Financial's Annual Report to Shareholders, which is incorporated by reference in response to this item.

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

Commercial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables, and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  In 2010, First Financial began to offer lease and equipment financing through a wholly-owned subsidiary of Bank, First Financial Equipment Finance LLC (First Equipment Finance), primarily in its principal markets.  First Equipment Finance delivers financing solutions to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.  Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

Commercial lending activities include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that have sound economics, lower closure rates, and brand awareness within specified local, regional, or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

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

Consumer loans are primarily loans made to individuals.  These types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, key indicators of the ability to repay.  A certain level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers.  Both factors help provide diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

First Financial has minimal foreign currency transactions and in general, does not have a significant exposure to foreign currencies. Foreign currency activities are generally related to services provided to commercial customers.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2011, and is incorporated herein by reference.

At December 31, 2011, First Financial and its subsidiaries had 1,656 full-time and part-time employees.

First Financial's executive office is located at 255 East Fifth Street, Suite 700, Cincinnati, Ohio 45202, and the telephone number is (877) 322-9530.  First Financial makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Information” link, under “SEC Filings.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Subsidiaries
The list of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.

Business Combinations
On September 23, 2011, First Financial Bank completed the purchase of 16 Ohio banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. First Financial recorded $17.1 million of goodwill related to the acquisition.

Loans acquired in conjunction with the Liberty banking center acquisition were evaluated for impairment in accordance with FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. First Financial determined that the acquired loans were not impaired and is accounting for them under FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.

On December 2, 2011, First Financial Bank completed the purchase of 22 Indiana-based retail banking branches from Flagstar Bank, FSB (Flagstar) and assumed approximately $464.7 million of deposits at their estimated fair value. First Financial also acquired $6.6 million of fixed assets at estimated fair value and paid Flagstar a $22.5 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. First Financial recorded $26.1 million of goodwill related to this acquisition.

The Liberty and Flagstar banking center acquisitions were accounted for in accordance with FASB ASC Topic 805, Business Combinations. Fair values are subject to refinement for up to one year after the closing date of the acquisition (the measurement period) as additional information relative to closing date fair values may become available.

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

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans and other real estate owned (OREO) (collectively, covered assets), beginning with the first dollar of loss.  Covered loans represent approximately 26% of First Financial’s loans at December 31, 2011. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

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

An overview of the transactions are discussed in further detail in the Business Combinations section of the Management’s Discussion and Analysis.

Market and Competitive Information
First Financial, through the regionalization efforts and business model of its subsidiary bank, delivers a community banking philosophy to its clients.  First Financial currently serves a combination of metropolitan and non-metropolitan markets primarily in Indiana, Ohio, and Kentucky through its full-service banking centers.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus; building long-term relationships with clients and helping them reach greater levels of financial success.

We also compete on a nationwide basis with respect to our franchise finance subsidiary (First Franchise Capital).

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other sections of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.  In recent years, the overall national economy was negatively impacted by the deterioration of the sub-prime lending market, which quickly developed into a credit and liquidity crisis in other sectors of the financial services industry.  This resulted in the implementation of a number of government sponsored programs designed to invest capital and liquidity into the financial services sector for the purposes of strengthening consumer confidence and stimulating lending activity.  However, First Financial’s strong liquidity and capital position combined with conservative lending practices has allowed the Company, to this point, to significantly mitigate macro-economic risk.

First Financial believes that it is well positioned to compete in these markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a decision-making network of local management.  First Financial believes that it is better positioned to compete for business than other smaller banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of its subsidiary bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.

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

Supervision and Regulation
We, our subsidiary bank, and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Depository Institution Regulation
First Financial Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency (OCC). All depository institutions and their deposits are insured up to the legal limits by the Deposit Insurance Fund (DIF) which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act (FDIA).

Insurance of Accounts
The FDIC currently maintains the DIF, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000, but for noninterest bearing transaction accounts, there is unlimited insurance coverage until January 1, 2013.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates are applied to the institution's deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's quarterly average total assets minus its quarterly average tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected First Financial Bank's prepaid assessments amounting to $17.0 million on December 30, 2009 and $4.2 million remained as a prepaid balance at December 31, 2011.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act, as described below) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.   Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

Community Reinvestment Act
Under the Community Reinvestment Act (CRA), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company. As of its last examination, First Financial Bank received a Community Reinvestment Act rating of “satisfactory.”

Privacy Rules
Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.  The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties.  The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Recent Legislation, Other Regulatory Developments and Pending Legislation

Emergency Economic Stabilization Act of 2008
The U.S. Department of the Treasury (Treasury), working with the Federal Reserve Board, established late in 2008 the TARP Capital Purchase Program (CPP), which was intended to stabilize the financial services industry. The CPP was established as part of the Emergency Economic Stabilization Act of 2008 enacted on October 3, 2008.  One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions.  Pursuant to the CPP, Treasury purchased from First Financial 80,000 shares of $1,000 par value senior perpetual preferred securities at a price of $80.0 million equal to approximately 3.0% of the Company’s then risk-weighted assets.  Such preferred shares paid a dividend of 5% for the first five years and was to increase to 9% thereafter.  In addition, subject to certain limited exceptions, as a participant in the CPP, the Company was prohibited from (a) increasing its dividend to common shareholders and (b) conducting share repurchases without prior approval of the Treasury.  First Financial also was subject to certain limitations on executive compensation as well as other conditions.

During February 2010, First Financial successfully completed a follow-on common equity offering and, after deducting underwriting and other offering costs, received net proceeds of $91.2 million.  On February 24, 2010, First Financial used most of the net proceeds to redeem all of the $80.0 million in senior preferred shares issued to the Treasury in December 2008 under the CPP.  Subsequent to the equity offering and redemption of the preferred shares, the Company experienced an increase in its already strong regulatory and GAAP capitalization levels.

In connection with the Company’s participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 930,233 shares at a strike price of $12.90 per share that expires on December 23, 2018.  As a result of the common equity raised during the second quarter of 2009, the number of common shares eligible for purchase under the warrant agreement was reduced by 50% to 465,117 shares.  In June 2010, the Treasury conducted an auction of the warrants in which the warrants were sold in a public offering pursuant to a registration statement filed by First Financial at a price of $6.70 per warrant.  This transaction represented the final step in the redemption process and the Treasury no longer owns any securities issued by First Financial.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act that implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

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

institutions to pay interest on business transaction and other accounts starting July 2011; and

•	increase the authority of the Federal Reserve to examine First Financial Bancorp and its non-bank subsidiaries.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).  To date, no proposed regulations have been issued.

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

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period;

•	an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•	increased capital requirements for counterparty credit risk relating to over the counter derivatives, repos and securities financing activities; and

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

Internet Website
We maintain a website with the address www.bankatfirst.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

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
The capital and credit markets have been experiencing volatility and disruption. Recently, volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.  Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.
Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by and some of our loans are made to U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain European Union (EU) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

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
If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially and adversely affect our financial condition and results of operations.

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
Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as is currently being experienced and as experienced from 2008 through 2011.

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
Late in 2008 we began to experience a downturn in the overall credit performance of our loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels and decreased sources of liquidity are the primary drivers of the increased stress being placed on most borrowers and is negatively impacting their ability to repay. These conditions have contributed to the elevated level of our loan loss reserves in recent years.

The overall economy, while showing signs of improvement in 2011, remains fragile and has yet to demonstrate a clear ability to sustain this improvement. As a result, the Company expects that certain of its credit metrics may remain volatile in future periods, or until there are more sustained signs of economic recovery, including lower unemployment rates and stabilized property values. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations.

The results of the internal stress test may not accurately predict the impact on our company if the condition of the economy were to continue to deteriorate.
During the past few years, we conducted a number of internal stress tests. These stress tests were based on the tests that were administered to the nation’s 19 largest banks in 2009 by the Treasury in connection with its Supervisory Capital Assessment Program. Under the stress tests, we applied the Treasury’s assumptions to estimate our credit losses, resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

While we believe we have appropriately applied the Treasury’s assumptions in performing our internal stress tests, we cannot assure you that the results of this test are comparable to the results of stress tests performed and publicly released by the Treasury or that the results of our stress test would be the same if it had been performed by the Treasury. Moreover, the results of the stress tests may not accurately reflect the impact on our company if the economy does not improve or continues to deteriorate. Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our resources and capital requirements, than those predicted by our internal stress tests.

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
At December 31, 2011, we had $2.3 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 58,267,054 shares are outstanding at December 31, 2011. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

We are also authorized to issue 80,000 preferred shares of which none are outstanding as of December 31, 2011.

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
First Financial and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the OCC, the Federal Reserve, the FDIC, SEC, the Financial Industry Regulatory Authority (FINRA), and various state regulatory agencies. As such, First Financial is subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.

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
Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States.

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

See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2011 for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board (FASB) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our results of operations depend upon the results of operations of our subsidiaries.
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on December 31, 2011, our bank subsidiary had an additional $214.9 million available to pay dividends to us without prior regulatory approval.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 (Exchange Act) is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

From time to time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions prior to acquisition and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations.  In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates.

In the event the Internal Revenue Service, State of Ohio, or other state tax officials propose adjustments to our previously filed tax returns (or those of our subsidiaries), it is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs.

Risks Related to the Acquisition of the Business and Assets of Peoples, Irwin Union Bank and Irwin FSB.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisitions all of which may not be supported by the loss sharing agreements with the FDIC.
In connection with the acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Business Risks – Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on the factors affecting the levels of these charge-offs.

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

We may fail to realize any benefits and incur unanticipated losses related to the assets of Peoples, Irwin Union Bank and Irwin FSB that First Financial Bank acquired and the liabilities of Peoples, Irwin Union Bank and Irwin FSB  that were assumed.
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

First Financial’s Exchange Act reports contain limited financial information on which to evaluate the acquisition of Irwin Union Bank and Irwin FSB.
The acquisition of the banking operations and certain assets of Irwin Union Bank and Irwin FSB are significant acquisitions for First Financial; however, First Financial’s Exchange Act reports contain limited financial information on which to evaluate these acquisitions.  First Financial’s Exchange Act reports may not contain all of the financial and other information about Irwin Union Bank and Irwin FSB and the assets that were acquired and liabilities assumed that investors may consider important, including information related to the loan portfolio acquired and the impact of the acquisition on First Financial.

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

Furthermore, the operations of the acquired franchise lending business will increase the concentration risk of First Financial’s lending and expand our geographic footprint in this area and First Financial will rely on the expertise of those individuals currently at the acquired franchise group.

Irwin Union Bank and certain of its subsidiaries, notably IHE and IMC were and continue to be the subject of a number of claims and legal actions regarding their mortgage banking, mortgage and/or home equity lines of business activities that took place prior to September 18, 2009. These matters may require significant resources and management attention.
In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank, First Financial purchased all of the stock of most of the subsidiaries of Irwin Union Bank. The transaction is governed by a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the Purchase Agreement). There are currently claims and litigation against Irwin Union Bank and certain former Irwin Union Bank subsidiaries for alleged actions taken by Irwin Union Bank and/or its subsidiaries prior to September 18, 2009. Pursuant to the Purchase Agreement, litigation involving Irwin Union Bank's conduct prior to First Financial Bank's acquisition of its assets principally is the responsibility of the FDIC as receiver, and the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and its former subsidiaries for actions taken on or prior to September 18, 2009.

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

On July 8, 2011, IMC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code (see “Item 3. Legal Proceedings - Irwin Mortgage Corporation Bankruptcy”). The outcome of the Chapter 11 proceedings will depend on IMC's ability to reach acceptable agreement with creditors on the wind-down of IMC that is approved by the Bankruptcy Court, or alternatively if such wind-down would be confirmed by the Bankruptcy Court over the objection of any creditors or other parties in interest. We believe IMC also will be precluded from paying dividends to First Financial Bank and from making payments to any pre-petition creditors (including intercompany payables due and owing to First Financial or its subsidiaries) during the pendency of the Chapter 11 proceedings, without the Bankruptcy Court's approval. Furthermore, it is possible that in the Chapter 11 proceedings various claims may be asserted against First Financial, including allegations that we are liable for the pending litigation described in the immediately preceding risk factor, or other liabilities of IMC. We note, however, that to date, no such claims have been asserted or threatened against us, and we believe that First Financial and its subsidiaries have no responsibility for any liabilities of IMC. Accordingly, we cannot give any assurances as to the impact of the Chapter 11 proceedings on the financial condition, results of operations or future prospects of First Financial and its subsidiaries' businesses. We are also unable to predict the timing of any of the foregoing matters or the Chapter 11 proceedings themselves.

The acquisitions have increased First Financial’s commercial real estate loan portfolio, which have a greater credit risk than traditional residential mortgage loans.
With the acquisition of the Irwin entities' loan portfolios, the commercial real estate and construction loan portfolios have become a larger portion of First Financial Bank’s total loan portfolio than they were prior to the acquisitions. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline.

First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our Exchange Act reports being recorded, processed, summarized, and reported adequately.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms.  Because of the timing of the acquisitions, the internal control over financial reporting of Peoples’ and Irwin’s banking operations were excluded from the evaluation of effectiveness of our disclosure controls and procedures from the time of acquisition through June 30, 2010, but have been included since that time.  As a result of the Peoples and Irwin acquisitions, however, we have implemented changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the Peoples and Irwin acquisitions, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our Exchange Act reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Certain fair value estimates and other measures associated with the assets of Peoples and Irwin acquired from the FDIC, if materially inaccurate, could adversely affect our financial condition and results of operations.
We have determined that the acquisitions of the net assets of Peoples and Irwin constituted business combinations as defined under GAAP. Accordingly, the assets acquired and liabilities assumed have been presented by us in our financial statements at their fair values as required. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Under GAAP, these fair value estimates were considered preliminary and subject to change for up to one year after the closing dates of the acquisitions, as additional information relative to closing date fair values became available. The one year adjustment period for estimated fair market values expired at the end of the third quarter 2010. We and the FDIC are engaged in on-going discussions regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries in connection with the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver.  In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition dates. Any future changes to such measures or determinations could adversely affect our financial condition and results of operations.

First Financial Bank’s failure to fully comply with the loss-sharing provisions relating to its acquisitions of Peoples and Irwin from the FDIC could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering First Financial Bank financially responsible for the full amount of any losses related to such assets.
In connection with First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC, First Financial Bank entered into loss-sharing agreements with the FDIC whereby the FDIC has agreed to cover 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, covered assets), and 95% of the losses on such covered assets in excess of thresholds stated in the loss-sharing agreements. First Financial Bank’s management of and application of the terms and conditions of the loss-sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that First Financial Bank must submit to the FDIC and on-site compliance visitations by the FDIC. If First Financial Bank fails to fully comply with its obligations under the loss-sharing provisions of the Purchase and Assumption Agreements relating to First Financial Bank’s acquisitions of Peoples and Irwin from the FDIC, First Financial Bank could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, First Financial Bank would be solely financially responsible for the losses sustained by such individual or pools of assets.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The registrant and its subsidiaries operate from 136 banking centers.  Its strategic operating markets are located within the three state regions of Ohio, Indiana, and Kentucky, where it operates 70 banking centers located in Ohio, as well as First Financial's executive office in Cincinnati, Ohio; 62 banking centers located in Indiana; and 4 banking centers located in Kentucky.

Item 3.  Legal Proceedings.
We make the following disclosure in connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by First Financial Bank from the FDIC as receiver for Irwin Union Bank.  The acquisition was completed pursuant to the Purchase Agreement dated September 18, 2009, as amended.  Some of these claims involve Irwin Union Bank prior to it being placed in receivership and are thus the responsibility of the FDIC as receiver pursuant to the Purchase Agreement.  Furthermore, with respect to the claims set forth below, First Financial Bank has or expects to submit requests for indemnification to the FDIC as receiver pursuant to Section 12 of the Purchase Agreement.  Pursuant to the Purchase Agreement, the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and the former subsidiaries of Irwin Union Bank for actions taken on or prior to September 18, 2009.  First Financial believes the matters discussed below qualify for indemnification.  Furthermore, discussions are ongoing with the FDIC regarding indemnification with respect to certain actions taken by Irwin and its subsidiaries in connection with the purchase of certain assets and assumption of certain liabilities of Irwin by First Financial Bank from the FDIC as receiver.

The Western and Southern Life Insurance Company, et al., vs. DLJ Mortgage Capital, Inc., et. al, Hamilton County, Ohio, Court of Common Pleas, Case No. A1105352.

The Western and Southern Life Insurance Company and other plaintiffs filed a complaint on July 11, 2011 against numerous defendants, including DLJ Mortgage Capital, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse First Boston Mortgage
Securities Corp., Irwin Funding Corporation, IHE Funding Corporation II, First Horizon Home Loan Corporation, First Horizon Asset Securities, Inc. and Bank of America Securities LLC.

Plaintiffs allege they purchased residential mortgaged-backed securities (MBS) issued by numerous entities pursuant to various offering materials, including MBS involving former Irwin Union Bank-related entities, in certain offerings between July 2006 and May 2007. Plaintiffs also assert claims against Credit Suisse Securities and others that underwrote MBS issued by third parties. Plaintiffs contend, among other allegations, that defendants made false and misleading statements regarding (i) the appraisal process for properties that served as collateral for the mortgage loans underlying the MBS; (ii) the underwriting practices by which those mortgage loans were originated; (iii) the credit ratings of the MBS; and (iv) the transfer and assignment of the mortgages to the trusts. Thus Plaintiffs allege the offering materials contained untrue statements and omissions of material facts in violation of the Ohio Securities Act. Plaintiffs also allege negligent misrepresentation and common law fraud against certain defendants.

Plaintiffs seek damages, including rescission and recovery of the consideration paid, monetary losses including loss of market value and loss of principal and interest payments, attorneys' fees and costs, prejudgment interest, and such other relief as the court deems proper. Plaintiffs allege they purchased certificates representing a total investment of approximately $276,000,000, of which approximately $20,430,000 is allegedly related to IHE Funding Corporation II (IHE Funding). IHE Funding is a wholly-owned subsidiary of Irwin Home Equity Corporation (IHE). First Financial Bank acquired all of the stock of IHE and thus IHE Funding in connection with the acquisition of certain assets of Irwin Union Bank from the FDIC as receiver in September 2009. Prior to September 2009, IHE ceased its involvement in the origination and/or securitization of home equity loans.

On October 17, 2011, plaintiffs filed an amended complaint, which, among other things, expounded on plaintiffs' claims, added the Ohio equivalent of a civil RICO claim, and added/omitted certain defendants. In December 2011, defendants filed a motion to dismiss, in which IHE Funding joined. IHE Funding also filed a separate motion to dismiss, highlighting particular issues with respect to itself, including numerous unsupported allegations in the amended complaint.

Because the litigation is in the early stages, it is not possible at this time to form a reasonable estimate of the portion of plaintiffs' claimed damages, if any, for which IHE Funding could be held legally responsible. No reserves have been established for this litigation.

On August 12, 2011, First Financial Bank made a claim with the FDIC as receiver for indemnification with respect to IHE Funding in this litigation.

Irwin Mortgage Corporation Bankruptcy

On July 8, 2011, Irwin Mortgage Corporation (IMC), a wholly-owned subsidiary of First Financial Bank, filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio (Bankruptcy Court), Case No. 11-57191. In its Declaration in Support of First Day Pleadings filed with the Bankruptcy Court (Declaration), IMC stated that it believes “[a] Chapter 11 filing (a) affords national jurisdiction to effectively and efficiently manage the numerous claims against IMC, many of which are pending in state and federal courts around the country; and (b) allows IMC to proceed as a debtor in possession with experienced and knowledgeable management to assist with the liquidation and the claims administration.” In addition, the Declaration sought the following, among other things, to assist in IMC's orderly liquidation: (i) an order rejecting the IMC lease of the premises in Fishers, Indiana, which the court granted at an expedited hearing on July 12, 2011; (ii) an extension of time to file schedules and statements, which the court granted without a hearing on July 15, 2011; (iii) an order approving IMC's case management procedures; and (iv) orders authorizing the retention and compensation of certain consultants, counsel and specialists to assist in the wind-down. The court established case management procedures on its own initiative on July 28, 2011, and subsequently granted IMC's motions in connection with consultants, counsel and specialists.

The proof of claim bar date for non-governmental units was October 31, 2011. The proof of claim bar date for administrative claims was January 31, 2012. The proof of claim bar date for governmental units was January 13, 2012. IMC has until March 6, 2012 to submit its liquidating plan. It is expected IMC will seek an extension of this deadline.

IMC's consolidated results of operation were included in First Financial's results for the first six months of 2011.  Effective July 1, 2011 IMC's consolidated balance sheet, and its results of operations from that date forward, are no longer included in First Financial's consolidated financial statements. As a result, litigation involving IMC will no longer be reported in First Financial filings.

Litigation with Freedom Mortgage Corporation.

On January 22, 2008, Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Home Equity Corporation (IHE), filed suit against Freedom Mortgage Corporation (Freedom) in the United States District Court for the Northern District of California, Oakland Division, Irwin Union Bank, et al. v. Freedom Mortgage Corp. (the First California Action), for breach of contract and negligence arising out of Freedom's refusal to repurchase certain mortgage loans that Irwin Union Bank and/or IHE had purchased from Freedom. Irwin Union Bank and IHE are seeking damages in excess of $8 million from Freedom.

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the First California Action. Freedom has asserted claims against IHE and Irwin Union Bank in the arbitration and is seeking, among other things, damages exceeding $8 million. Freedom also filed suit against Irwin Mortgage Corporation (Irwin Mortgage) and its former indirect parent, Irwin Financial Corporation (IFC), (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleged that the repurchase demands in the First California Action represent various breaches of an Asset Purchase Agreement dated as of August 7, 2007, which was entered into by IFC, Irwin Mortgage and Freedom in connection with the sale to Freedom of the majority of Irwin Mortgage's loan origination assets. In the Delaware Action, Freedom sought damages in excess of $8 million and to compel IFC to order its (now former) subsidiaries in the First California Action to dismiss their claims.

In April 2008, the California district court stayed the First California Action pending completion of arbitration. The arbitration remains pending. The California district judge previously stated on the record that she would not hear Freedom's claims in the Delaware Action until the arbitration is completed.

On March 23, 2009, the Delaware district court granted Irwin's motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed. The Delaware Action was transferred on March 30, 2009 and officially filed in the United States District Court for the Northern District of California, San Francisco Division, on March 31, 2009, Freedom Mortgage Corporation v. Irwin Financial Corporation and Irwin Mortgage Corporation (the “Second California Action”).

As a result of the FDIC receivership of Irwin Union Bank, the bankruptcy of IFC, and the perceived desire of the parties to consider settlement options, several stipulations were entered into postponing various case management dates originally ordered by the court. No reserves have been established for this litigation.

On July 8, 2011, Irwin Mortgage filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the petition, an automatic stay came into effect with respect to Irwin Mortgage in this litigation.

On August 2, 2011, First Financial Bank made a claim for indemnification with respect to the subsidiaries.

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

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial had 3,139 shareholders of record of its outstanding common shares as of February 22, 2012.  First Financial's common stock is listed on The Nasdaq Stock Market®. The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2011 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

Performance graph
The stock performance graph contained in “Total Return to Shareholders” of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
N/A.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	2,428	15.41	NA	NA
Stock Plans	80,897	16.41	NA	NA
November 1 to November 30, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	0	0.00	NA	NA
December 1 to December 31, 2011
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	3,100	16.94	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,428	$15.41	NA
Stock Plans	83,997	$16.43	NA

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

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section of First Financial’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference in response to this item.

Forward Looking Statements
Certain statements contained in this news release which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by First Financial with the SEC, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of First Financial or its management or board of directors, and statements of future economic performances and statements of assumptions underlying such statements. Words such as ''believes'', ''anticipates'', “likely”, “expected”, ''intends'', and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Management's analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

▪	management's ability to effectively execute its business plan;

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

▪
the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, such as the U.S. Treasury's TARP and the FDIC's Temporary Liquidity Guarantee Program, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures;

▪	the effect of and changes in policies and laws or regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);

▪	inflation and possible changes in interest rates;

▪	our ability to keep up with technological changes;

▪	our ability to comply with the terms of loss sharing agreements with the FDIC;

▪
mergers and acquisitions, including costs or difficulties related to the integration of acquired companies and the wind-down of non-strategic operations that may be greater than expected, such as the risks and uncertainties associated with the Irwin Mortgage Corporation bankruptcy proceedings and other acquired subsidiaries;

▪	the risk that exploring merger and acquisition opportunities may detract from management's time and ability to successfully manage our company;

▪
expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

▪	our ability to increase market share and control expenses;

▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC;

▪	adverse changes in the securities and debt markets;

▪	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

▪	monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. government and other governmental initiatives affecting the financial services industry;

▪	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan losses; and

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
The information contained in the Market Risk section and in Table 17-Market Risk Disclosure of the Management’s Discussion and Analysis in First Financial's Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2011, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Exchange Act that are designed to cause the material information required to be disclosed by First Financial in the reports it files or submits under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms (the disclosure controls and procedures).  In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s Annual Report to Shareholders for the year ended December 31, 2011, are incorporated herein by reference.

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

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” “Corporate Governance,” and “Compliance with Section 16(a) of the Exchange Act” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which shares of our common stock may be issued:
Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	2,364,926	$13.99	1,100,711
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under First Financial’s 2009 Employee Stock Plan (Stock Plan), 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors (1999 Directors Plan) and its 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All four plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 52,380 are available for future issuance under the Director Plan, and 1,048,331 are available under the Stock Plan.

N/A - Not applicable.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 21 of the Notes to Consolidated Financial Statements included in First Financial's Annual Report to Shareholders is incorporated herein by reference in response to this item.  Reference is also made to information appearing under “Corporate Governance - Transactions with Related Parties” of First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under “Independent Registered Public Accounting Firm Fees” of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of the Report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted

(13)	Exhibits:

Exhibit Number
2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Peoples Community Bank, West Chester, Ohio, the Federal Deposit Insurance Corporation and First Financial Bank, National Association, dated as of July 31, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2
Purchase and Assumption Agreement Modified Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Irwin Union Bank and Trust Company, Columbus, Indiana, the Federal Deposit Insurance Corporation and First Financial, dated as of September 18, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.3
Purchase and Assumption Agreement Modified Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Irwin Union Bank, F.S.B., Louisville, Kentucky, the Federal Deposit Insurance Corporation and First Financial, dated as of September 18, 2009 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

3.4	Amended and Restated Regulations, as amended as of May 1, 2007 (filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
3.5
Article Fifth of the Amended and Restated Articles of Incorporation of FFBC (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference).

3.6	Amended Article II, Section 2.2 of the Regulations of FFBC (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference).
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
10.10
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated December 30, 2011, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 5, 2012.*

10.11
Amended and Restated Employment and Non-Competition Agreement between C. Douglas Lefferson and First Financial Bancorp. dated December 31, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.12
Amended and Restated Employment and Non-Competition Agreement between J. Franklin Hall and First Financial Bancorp. dated January 1, 2011, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.13
Amended and Restated Employment and Non-Competition Agreement between Gregory A. Gehlmann and First Financial Bancorp. dated December 31, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.14
Amended and Restated Employment and Non-Competition Agreement between Samuel J. Munafo and First Financial Bancorp. dated December 29, 2010, and incorporated herein by reference to Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011.*

10.15
First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008 (filed as Exhibit 10.21 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*

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

10.17
Form of Waiver, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.18
Form of Letter Agreement, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.3 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.19	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2006 Awards (filed as Exhibit 10.25 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*
10.20	Form of Amendment No. 1 to Agreement for Restricted Stock Awards for 2007 Awards (filed as Exhibit 10.26 to the Form 10-K filed on March 11, 2009 and incorporated herein by reference).*
10.21	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*
10.22	First Financial Bancorp. 2009 Non-Employee Director Stock Plan (filed as Appendix B to the DEF 14 Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*
10.23
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.24
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.25
Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008 (filed as Exhibit 10.31 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.26
Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees (filed as Exhibit 10.32 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.27
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

10.29	First Financial Bancorp. Short-Term Incentive Plan (2010) (filed as Exhibit 10.1 to the Form 8-K filed on October 29, 2010 and incorporated herein by reference).*
10.30	Terms of First Financial Bancorp. Short-Term Incentive (2011) (incorporated herein by reference to the Form 8-K filed on March 18, 2011).*
10.31
Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011-12 grants) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).*

13	Registrant's annual report to shareholders for the year ended December 31, 2011.
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
101.1
Financial statements from the Quarterly Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

* Compensation plan(s) or arrangement(s).
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
President & Chief Executive Officer

Date	2/24/2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ J. Franklin Hall
Claude E. Davis, Director		J. Franklin Hall,
President & Chief Executive Officer		Executive Vice President & Chief Financial Officer

Date	2/24/2012	Date	2/24/2012

/s/ Murph Knapke		/s/ John M. Gavigan
Murph Knapke, Director		John M. Gavigan, First Vice President & Corporate Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/24/2012	Date	2/24/2012

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/24/2012	Date	2/24/2012

/s/ Cynthia O. Booth		/s/ Donald M. Cisle
Cynthia O. Booth, Director		Donald M. Cisle, Director

Date	2/24/2012	Date	2/24/2012

/s/ Corinne R. Finnerty		/s/ Susan L. Knust
Corinne R. Finnerty, Director		Susan L. Knust, Director

Date	2/24/2012	Date	2/24/2012

/s/ William J. Kramer		/s/ Richard E. Olszewski
William J. Kramer, Director		Richard E. Olszewski, Director

Date	2/24/2012	Date	2/24/2012

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director		Mark A. Collar, Director

Date	2/24/2012	Date