Form 10-Q
period 2012-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2012-05-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-12379

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 700 Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   (877) 322-9530

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common stock, No par value	58,509,895

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$125,949	$149,653
Interest-bearing deposits with other banks	24,101	375,398
Investment securities available-for-sale, at market value (cost $719,252 at March 31, 2012 and $1,421,490 at December 31, 2011)	736,309	1,441,846
Investment securities held-to-maturity (market value $916,727 at March 31, 2012 and $2,893 at December 31, 2011)	917,758	2,664
Other investments	71,492	71,492
Loans held for sale	21,052	24,834
Loans:
Commercial	831,101	856,981
Real estate-construction	104,305	114,974
Real estate-commercial	1,262,775	1,233,067
Real estate-residential	288,922	287,980
Installment	63,793	67,543
Home equity	359,711	358,960
Credit card	31,149	31,631
Lease financing	21,794	17,311
Total loans, excluding covered loans	2,963,550	2,968,447
Less: Allowance for loan losses	49,437	52,576
Net loans - uncovered	2,914,113	2,915,871
Covered loans	986,619	1,053,244
Less: Allowance for loan losses	46,156	42,835
Net loans – covered	940,463	1,010,409
Net loans	3,854,576	3,926,280
Premises and equipment	141,664	138,096
Goodwill	95,050	95,050
Other intangibles	10,193	10,844
FDIC indemnification asset	156,397	173,009
Accrued interest and other assets	262,027	262,345
Total assets	$6,416,568	$6,671,511

Liabilities
Deposits:
Interest-bearing	$1,289,490	$1,317,339
Savings	1,613,244	1,724,659
Time	1,491,132	1,654,662
Total interest-bearing deposits	4,393,866	4,696,660
Noninterest-bearing	1,007,049	946,180
Total deposits	5,400,915	5,642,840
Federal funds purchased and securities sold under agreements to repurchase	78,619	99,431
Long-term debt	75,745	76,544
Total borrowed funds	154,364	175,975
Accrued interest and other liabilities	146,596	140,475
Total liabilities	5,701,875	5,959,290

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2012 and 2011	575,675	579,871
Retained earnings	330,563	331,351
Accumulated other comprehensive loss	(18,687)	(21,490)
Treasury stock, at cost, 10,191,273 shares in 2012 and 10,463,677 shares in 2011	(172,858)	(177,511)
Total shareholders' equity	714,693	712,221
Total liabilities and shareholders' equity	$6,416,568	$6,671,511

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$66,436	$74,016
Investment securities
Taxable	10,517	6,803
Tax-exempt	134	198
Total investment securities interest	10,651	7,001
Other earning assets	(1,990)	(954)
Total interest income	75,097	80,063
Interest expense
Deposits	7,716	11,400
Short-term borrowings	12	45
Long-term borrowings	680	1,089
Subordinated debentures and capital securities	0	194
Total interest expense	8,408	12,728
Net interest income	66,689	67,335
Provision for loan and lease losses - uncovered	3,258	647
Provision for loan and lease losses - covered	12,951	26,016
Net interest income after provision for loan losses	50,480	40,672

Noninterest income
Service charges on deposit accounts	4,909	4,610
Trust and wealth management fees	3,791	3,925
Bankcard income	2,536	2,155
Net gains from sales of loans	940	989
FDIC loss sharing income	12,816	23,435
Accelerated discount on covered loans	3,645	5,783
Other	3,288	2,761
Total noninterest income	31,925	43,658

Noninterest expenses
Salaries and employee benefits	28,861	27,570
Net occupancy	5,382	6,860
Furniture and equipment	2,244	2,553
Data processing	1,901	1,238
Marketing	1,154	1,241
Communication	894	814
Professional services	2,147	2,227
State intangible tax	1,026	1,365
FDIC expense	1,163	2,121
Loss-Other real estate owned	996	3,322
Loss-Covered other real estate owned	1,292	3,112
Other	8,718	5,367
Total noninterest expenses	55,778	57,790
Income before income taxes	26,627	26,540
Income tax expense	9,633	9,333
Net income	$16,994	$17,207

Net earnings per common share - basic	$0.29	$0.30
Net earnings per common share - diluted	$0.29	$0.29
Cash dividends declared per share	$0.31	$0.12
Average common shares outstanding-basic	57,795,258	57,591,568
Average common shares outstanding-diluted	58,881,043	58,709,037

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net income	$16,994	$17,207
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investment securities arising during the period	2,439	(807)
Change in retirement obligation	355	264
Unrealized gain on derivatives	0	12
Foreign currency exchange	9	243
Other comprehensive income	2,803	(288)
Comprehensive income	$19,797	$16,919

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, dollars in thousands except per share data)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2011	68,730,731	$580,097	$310,271	$(12,044)	(10,665,754)	$(180,930)	$697,394
Net income			17,207				17,207
Other comprehensive income				(288)			(288)
Cash dividends declared :
Common stock at $0.12 per share			(6,963)				(6,963)
Excess tax benefit on share-based compensation		86					86
Exercise of stock options, net of shares purchased		(78)			3,395	58	(20)
Restricted stock awards, net of forfeitures		(3,821)			218,518	3,661	(160)
Share-based compensation expense		708					708
Balances at March 31, 2011	68,730,731	$576,992	$320,515	$(12,332)	(10,443,841)	$(177,211)	$707,964
Balances at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			16,994				16,994
Other comprehensive income				2,803			2,803
Cash dividends declared :
Common stock at $0.31 per share			(17,782)				(17,782)
Excess tax benefit on share-based compensation		283					283
Exercise of stock options, net of shares purchased		(825)			47,169	800	(25)
Restricted stock awards, net of forfeitures		(4,406)			225,235	3,853	(553)
Share-based compensation expense		752					752
Balances at March 31, 2012	68,730,731	$575,675	$330,563	$(18,687)	(10,191,273)	$(172,858)	$714,693

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three months ended
	March 31,
	2012	2011
Operating activities
Net income	$16,994	$17,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	16,209	26,663
Provision for depreciation and amortization	3,601	2,837
Stock-based compensation expense	752	708
Pension income	(143)	(350)
Net amortization of premiums/accretion of discounts on investment securities	2,240	832
Originations of loans held for sale	(48,278)	(33,691)
Net gains from sales of loans held for sale	(940)	(989)
Proceeds from sales of loans held for sale	52,410	57,160
Deferred income taxes	(1,253)	314
Increase in interest receivable	(196)	(303)
Decrease (increase) in cash surrender value of life insurance	2,498	(302)
Increase in prepaid expenses	(382)	(339)
Decrease in indemnification asset	16,612	15,289
Increase (decrease) in accrued expenses	1,985	(14,995)
Decrease in interest payable	(543)	(54)
Other	5,223	9,873
Net cash provided by operating activities	66,789	79,860

Investing activities
Proceeds from calls, paydowns and maturities of securities available-for-sale	75,468	53,231
Purchases of securities available-for-sale	(291,496)	(160,933)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	8,151	626
Net decrease (increase) in interest-bearing deposits with other banks	351,297	(210,971)
Net (increase) decrease in loans and leases, excluding covered loans	(6,372)	31,113
Net decrease in covered assets	51,622	121,382
Proceeds from disposal of other real estate owned	6,309	11,949
Purchases of premises and equipment	(6,782)	(3,096)
Net cash provided by (used in) investing activities	188,197	(156,699)

Financing activities
Net (decrease) increase in total deposits	(241,925)	71,001
Net (decrease) increase in short-term borrowings	(20,812)	28,131
Payments on long-term borrowings	(792)	(25,897)
Cash dividends paid on common stock	(15,624)	(5,783)
Proceeds from exercise of stock options	180	29
Excess tax benefit on share-based compensation	283	86
Net cash (used in) provided by financing activities	(278,690)	67,567

Cash and due from banks:
Net decrease in cash and due from banks	(23,704)	(9,272)
Cash and due from banks at beginning of period	149,653	105,981
Cash and due from banks at end of period	$125,949	$96,709

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial or the Company), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial, a bank holding company, principally serving Ohio, Indiana, and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary – First Financial Bank, N.A. (First Financial Bank or the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to current period’s presentation and had no effect on previously reported net income amounts or financial condition.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from those estimates.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2011.  These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited financial statements in the company’s 2011 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued an update (ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements), which simplified the accounting for arrangements such as repurchase and securities lending agreements. The collateral maintenance requirement will be eliminated from the assessment of effective control, which could result in more transactions being accounted for as secured borrowings rather than sales. The assessment of effective control will focus on a transferor's contractual rights and obligations, not the amount of collateral obtained to repurchase or redeem the transferred financial asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets, and thus accounts for the transfer as a secured borrowing, if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and all of the conditions already described in FASB ASC Topic 860, Transfers and Servicing, are met. The provisions of ASU 2011-03 became effective for First Financial for the interim reporting period ended March 31, 2012. This update did not have a material impact on the Consolidated Financial Statements.

In May 2011, the FASB issued an update (ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), which expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity.  The provisions of ASU 2011-04 became effective for First Financial for the interim reporting period ended March 31, 2012. For further detail see Note 14 – Fair Value Disclosures.

In June 2011, the FASB issued an update (ASU 2011-05, Presentation of Comprehensive Income), which revises the manner in which entities present comprehensive income in their financial statements. This update eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity.  The amendments to the existing standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  The provisions of ASU 2011-05 became effective for First Financial for the interim reporting period ended March 31, 2012. This update resulted in the inclusion of the Consolidated Statements of Comprehensive Income in the Consolidated Financial Statements.

In September 2011, the FASB issued an update (ASU 2011-08, Testing Goodwill for Impairment), to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, Intangibles - Goodwill and Other: Goodwill. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The provisions of ASU 2011-08 became effective for First Financial for the interim reporting period ended March 31, 2012. This update did not have a material impact on the Consolidated Financial Statements.

In December 2011, the FASB issued an update (ASU 2011-11, Disclosures About Offsetting Assets and Liabilities), which creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. New disclosure requirements will be required for recognized financial and derivative instruments that are offset in accordance with the guidance in FASB ASC Topic 210-20-45, Balance Sheet - Offsetting - Other Presentation Matters, FASB ASC Topic 815-10-45, Derivatives and Hedging - Other Presentation Matters, or are subject to an enforceable master netting arrangement or similar agreement. Recognized assets and liabilities within the scope of this update include financial instruments such as derivatives, repurchase agreements, reverse repurchase agreements and securities lending and borrowing arrangements subject to master netting arrangements. An entity will be required to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance must be applied retrospectively for any period presented that begins before an entity's date of initial application. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

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

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date and are subject to refinement for up to one year as additional information relative to initial estimated fair value data becomes available. The excess cost of the acquisition over the fair value is recorded as goodwill. First Financial recorded additions to goodwill in 2011 of $17.1 million related to the Liberty banking center acquisition and $26.1 million related to the Flagstar banking center acquisition. First Financial expects all the goodwill resulting from these acquisitions to be deductible for tax purposes.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2011, and no impairment was indicated.  As of March 31, 2012, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.

Core deposit intangibles are recorded at their estimated fair value as of acquisition and are then amortized on an accelerated basis over their estimated useful lives. First Financial recorded $4.0 million of core deposit intangibles associated with the Liberty banking center acquisition and $3.0 million of core deposit intangibles associated with the Flagstar banking center acquisition during 2011, contributing to a total of $9.9 million of core deposit intangibles as of December 31, 2011. As of March 31, 2012, core deposit intangibles were $9.4 million. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.6 years.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to aid them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  GAAP does not require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows.

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

Letters of credit. These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the clients’ contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $19.2 million and $20.0 million at March 31, 2012, and December 31, 2011, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies, but may include securities, real estate, inventory, plant, or equipment.  First Financial had commitments outstanding to extend credit totaling $1.3 billion at March 31, 2012, and $1.2 billion at December 31, 2011.

First Financial utilizes the allowance for loan lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments.

Contingencies/Litigation. The Company and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and the Company has a number of unresolved claims pending. In addition, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, the Company believes that damages, if any, and other amounts relating to pending matters are not likely to be material to its consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 6:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2012.

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Securities of U.S. government agencies and corporations	$31,394	$30	$(240)	$31,184	$14,983	$106	$(38)	$15,051
Mortgage-backed securities	884,092	1,604	(2,642)	883,054	644,795	16,306	(288)	660,813
Obligations of state and other political subdivisions	2,272	217	0	2,489	8,588	103	(1)	8,690
Other securities	0	0	0	0	50,886	1,067	(198)	51,755
Total	$917,758	$1,851	$(2,882)	$916,727	$719,252	$17,582	$(525)	$736,309

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2011.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$45,757	$433	$0	$46,190
Mortgage-backed securities	90	2	0	92	1,344,015	21,394	(2,031)	1,363,378
Obligations of state and other political subdivisions	2,574	227	0	2,801	9,270	121	(5)	9,386
Other securities	0	0	0	0	22,448	530	(86)	22,892
Total	$2,664	$229	$0	$2,893	$1,421,490	$22,478	$(2,122)	$1,441,846

The following is a summary of investment securities by estimated maturity as of March 31, 2012.

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$633	$648	$57,079	$57,110
Due after one year through five years	527,765	527,116	553,938	567,202
Due after five years through ten years	190,760	190,457	65,263	66,704
Due after ten years	198,600	198,506	42,972	45,293
Total	$917,758	$916,727	$719,252	$736,309

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$26,102	$(278)	$0	$0	$26,102	$(278)
Mortgage-backed securities	528,099	(2,841)	26,748	(89)	554,847	(2,930)
Obligations of state and other political subdivisions	0	0	401	(1)	401	(1)
Other securities	27,646	(198)	17	0	27,663	(198)
Total	$581,847	$(3,317)	$27,166	$(90)	$609,013	$(3,407)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	343,883	1,938	29,562	93	373,445	2,031
Obligations of state and other political subdivisions	0	0	2,278	5	2,278	5
Other securities	9,133	86	17	0	9,150	86
Total	$353,016	$2,024	$31,857	$98	$384,873	$2,122

Unrealized losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost.  Unrealized losses due to credit risk associated with the underlying collateral of the debt security, if any, are not material.  All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. Under the current other than temporary impairment (OTTI) accounting guidance for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the company intends to sell the security or it is more likely than not that the company will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, as well as payment performance and the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities issues temporarily impaired prior to maturity or recovery of book value.

Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the company will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, an OTTI loss is recognized.

First Financial had no OTTI charges for the three months ended March 31, 2012.

For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 7:  DERIVATIVES

The use of derivative instruments allows First Financial to meet the needs of its clients while managing the interest-rate risk associated with certain transactions.  First Financial’s board of directors has authorized the use of certain derivative products, including interest rate caps, floors and swaps.  First Financial does not use derivatives for speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	Fair Value Hedges
(Dollars in thousands)	March 31, 2012	December 31, 2011
Instruments associated with loans:
Total notional value	$819,038	$775,328

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the macro interest rate risk profile of the Company. These agreements establish the notional amount, or the basis on which interest rate payments are exchanged with counterparties.

As only interest rate payments are exchanged, cash requirements and credit risk are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instrument. First Financial manages this market value credit risk through borrower and counterparty credit policies. First Financial's counterparty credit policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At March 31, 2012, the Company had a total counterparty notional amount outstanding of approximately $418.1 million, spread among seven counterparties, with an outstanding liability from these contracts of $25.9 million.

First Financial’s exposure to credit loss, in the event of nonperformance by a borrower, is limited to the market value of the derivative instrument associated with that borrower. First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the normal credit review processes the Company performs on all borrowers. Additionally, the Company monitors derivative credit risk exposure related to problem loans through the Company's allowance for loan and lease losses committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $20.9 million and $24.4 million at March 31, 2012, and December 31, 2011, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		March 31, 2012			December 31, 2011
			Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$17,188	$0	$(2,114)	$17,456	$0	$(2,263)
Matched interest rate swaps with borrower	Accrued interest and other assets	400,925	23,566	0	378,936	24,566	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	400,925	0	(24,491)	378,936	0	(25,860)
Total		$819,038	$23,566	$(26,605)	$775,328	$24,566	$(28,123)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2012:

				Weighted-Average Rate
(Dollars in thousands)	Notional Amount	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$17,188	4.1	$(2,114)	2.20%	6.73%
Receive fixed, matched interest rate swaps with borrower	400,925	4.5	23,566	5.58%	3.02%
Pay fixed, matched interest rate swaps with counterparty	400,925	4.5	(24,491)	3.02%	5.58%
Total swap portfolio	$819,038	4.5	$(3,039)	4.25%	4.35%

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Fair Value Hedges. First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.  The fair value hedge agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount.  This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item.  Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item are recognized immediately in income.

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest Income
(Dollars in thousands)		Three Months Ended
Derivatives in fair value hedging relationships	Location of change in fair value derivative	March 31,
		2012	2011
Interest Rate Contracts
Loans	Interest Income - Loans	$(196)	$(235)
Total		$(196)	$(235)

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

The following is a summary of long-term debt:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$10,745	3.79%	$11,544	3.80%
National Market Repurchase Agreement	65,000	3.50%	65,000	3.50%
Total long-term debt	$75,745	3.54%	$76,544	3.55%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $161.8 million in additional qualifying debentures under these guidelines.

NOTE 9:  LOANS (excluding covered loans)

Commercial loans are made to all types of businesses for a variety of purposes. First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.  Additionally, First Financial offers lease and equipment financing to small and mid-size companies in various industries with significant diversity in the types of underlying equipment.

First Financial's commercial lending activities also include equipment and leasehold improvement financing for franchisees, principally quick service and casual dining restaurants. The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers. The focus is on a limited number of concepts that have sound economics, low closure rates, and brand awareness within specified local, regional, or national markets. Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate.

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

The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties, including the future servicing rights to the loans. The credit underwriting standards for residential real estate loans require a certain level of documentation, verifications, valuation and overall credit performance of the borrower.

Consumer loans are primarily loans made to individuals. Types of loans include new and used vehicle loans, second mortgages on residential real estate and unsecured loans. Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, key indicators of the ability to repay. A certain level of security is provided through liens on automobile titles and second mortgage liens, where applicable. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans. Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of March 31, 2012
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,857	$240	$5,541	$8,638	$822,463	$831,101	$0
Real estate - construction	4	0	7,667	7,671	96,634	104,305	0
Real estate - commercial	7,520	535	15,031	23,086	1,239,689	1,262,775	0
Real estate - residential	6,096	0	6,716	12,812	276,110	288,922	0
Installment	186	42	409	637	63,156	63,793	0
Home equity	1,177	1,142	1,618	3,937	355,774	359,711	0
All other	302	79	203	584	52,359	52,943	203
Total	$18,142	$2,038	$37,185	$57,365	$2,906,185	$2,963,550	$203

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,964	$96	$7,473	$10,533	$846,448	$856,981	$0
Real estate - construction	47	0	17,004	17,051	97,923	114,974	0
Real estate - commercial	4,940	2,102	16,654	23,696	1,209,371	1,233,067	0
Real estate - residential	8,602	236	7,012	15,850	272,130	287,980	0
Installment	437	53	355	845	66,698	67,543	0
Home equity	1,304	246	1,637	3,187	355,773	358,960	0
All other	495	231	191	917	48,025	48,942	191
Total	$18,789	$2,964	$50,326	$72,079	$2,896,368	$2,968,447	$191

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed in nonaccrual status. Any payments received while a loan is in nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Troubled Debt Restructurings. A loan modification is considered a troubled debt restructuring (TDR) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization including interest only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

First Financial had 89 TDRs totaling $26.7 million at March 31, 2012, including $9.5 million on accrual status and $17.2 million of loans classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs. At March 31, 2012, the allowance for loan and lease losses included reserves of $4.5 million related to TDRs. For the three months ended March 31, 2012, First Financial charged off $2.6 million for the portion of TDRs determined to be uncollectible. Additionally, at March 31, 2012, approximately $1.6 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 78 TDRs totaling $22.1 million at December 31, 2011, including $4.0 million of loans on accrual status and $18.1 million of loans classified as nonaccrual. First Financial has no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs. At December 31, 2011, the allowance for loan and lease losses included reserves of $4.3 million related to TDRs. At December 31, 2011, approximately $1.3 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

The following table provides information on loan modifications classified as TDRs during the three months ended March 31, 2012.

	Three Months Ended
	March 31, 2012
	Total TDRs
(Dollars in thousands)	Number of Loans	Pre-Modification Loan Balance	Period End Balance
Commercial	8	$4,505	$4,496
Real estate - construction	0	0	0
Real estate - commercial	6	3,840	3,817
Real estate - residential	0	0	0
Installment	0	0	0
Home equity	0	0	0
Total	14	$8,345	$8,313

The following table provides information on how TDRs were modified during the three months ended March 31, 2012.

Three Months Ended
(Dollars in thousands)	March 31, 2012(2)
Extended Maturities	$6,854
Adjusted Interest Rates	0
Combination of Rate and Maturity Changes	95
Forbearance	1,143
Other (1)	221
Total	$8,313

(1) Other includes covenant modifications and other concessions or combination of concessions that do not consist of interest rate adjustments, forbearance, and maturity extensions.
(2) Balances are as of period end.

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. First Financial considers a borrower that is 90 days or more past due on any principal or interest payments for a TDR, or who prematurely terminates a restructured loan agreement without satisfying the contractual principal balance (for example, in a deed-in-lieu arrangement), to be in payment default of the terms of the TDR agreement.

There were no loan modifications classified as TDRs in the last twelve months that experienced a payment default during the three months ended March 31, 2012.

Impaired Loans. Loans placed in nonaccrual status and TDRs are considered impaired. The following table provides information on nonaccrual, TDRs and total impaired loans:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Impaired loans
Nonaccrual loans
Commercial	$5,936	$7,809
Real estate-construction	7,005	10,005
Real estate-commercial	35,581	28,349
Real estate-residential	5,131	5,692
Installment	377	371
Home equity	1,915	2,073
Nonaccrual loans	55,945	54,299
Troubled debt restructurings
Accruing	9,495	4,009
Nonaccrual	17,205	18,071
Total troubled debt restructurings	26,700	22,080
Total impaired loans	$82,645	$76,379

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,330	$1,409
Interest included in income
Nonaccrual loans	209	145
Troubled debt restructurings	83	82
Total interest included in income	292	227
Net impact on interest income	$1,038	$1,182

First Financial individually reviews all impaired commercial loan relationships greater than $250,000, as well as consumer loan TDRs greater than $100,000, to determine if a specific allowance based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral is necessary. Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of March 31, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$9,793	$11,941	$0	$8,072	$55
Real estate - construction	4,957	7,421	0	5,623	5
Real estate - commercial	13,121	21,775	0	14,060	35
Real estate - residential	8,039	9,264	0	8,339	16
Installment	492	524	0	489	1
Home equity	2,016	2,152	0	2,044	2

Loans with an allowance recorded
Commercial	2,878	3,889	1,989	3,505	15
Real estate - construction	7,776	12,034	2,333	9,437	45
Real estate - commercial	31,099	35,823	6,453	25,310	107
Real estate - residential	2,474	2,489	304	2,583	11
Installment	0	0	0	0	0
Home equity	0	0	0	51	0

Total
Commercial	12,671	15,830	1,989	11,577	70
Real estate - construction	12,733	19,455	2,333	15,060	50
Real estate - commercial	44,220	57,598	6,453	39,370	142
Real estate - residential	10,513	11,753	304	10,922	27
Installment	492	524	0	489	1
Home equity	2,016	2,152	0	2,095	2
Total	$82,645	$107,312	$11,079	$79,513	$292

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$6,351	$8,387	$0	$7,337	$62
Real estate - construction	6,289	11,129	0	5,657	2
Real estate - commercial	14,999	22,718	0	18,306	249
Real estate - residential	8,639	9,580	0	6,848	66
Installment	485	526	0	356	5
Home equity	2,073	2,206	0	2,337	10

Loans with an allowance recorded
Commercial	4,131	4,267	3,205	3,683	15
Real estate - construction	11,098	13,905	2,578	13,731	92
Real estate - commercial	19,521	26,357	6,441	15,484	225
Real estate - residential	2,692	2,705	313	3,630	37
Installment	0	0	0	15	1
Home Equity	101	101	2	81	3

Total
Commercial	10,482	12,654	3,205	11,020	77
Real estate - construction	17,387	25,034	2,578	19,388	94
Real estate - commercial	34,520	49,075	6,441	33,790	474
Real estate - residential	11,331	12,285	313	10,478	103
Installment	485	526	0	371	6
Home equity	2,174	2,307	2	2,418	13
Total	$76,379	$101,881	$12,539	$77,465	$767

Credit Quality. To facilitate the monitoring of credit quality for commercial loans, and for purposes of determining an appropriate allowance for loan and lease losses, First Financial utilizes the following categories of credit grades:

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

Substandard - First Financial assigns a substandard rating to loans or leases that are inadequately protected by the current sound financial worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans and leases have well-defined weaknesses that jeopardize repayment of the debt. Substandard loans and leases are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not addressed.

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

First Financial considers repayment performance as the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by ninety days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained period of repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. All other consumer loans and leases are classified as performing.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$785,364	$82,828	$1,144,435	$2,012,627
Special Mention	26,305	1,885	30,504	58,694
Substandard	19,097	19,592	87,836	126,525
Doubtful	335	0	0	335
Total	$831,101	$104,305	$1,262,775	$2,198,181

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$281,548	$63,337	$357,796	$52,943	$755,624
Nonperforming	7,374	456	1,915	0	9,745
Total	$288,922	$63,793	$359,711	$52,943	$765,369

	As of December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$799,471	$89,072	$1,110,718	$1,999,261
Special Mention	37,547	1,751	28,994	68,292
Substandard	19,435	24,151	93,355	136,941
Doubtful	528	0	0	528
Total	$856,981	$114,974	$1,233,067	$2,205,022

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$279,958	$67,136	$356,887	$48,942	$752,923
Nonperforming	8,022	407	2,073	0	10,502
Total	$287,980	$67,543	$358,960	$48,942	$763,425

OREO. Other real estate owned (OREO) is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans. The acquired properties are recorded at the lower of cost or fair value less estimated costs of disposal (net realizable value), upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of OREO properties are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

Changes in OREO were as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$11,317	$17,907
Additions
Commercial	4,541	0
Residential	922	710
Total additions	5,463	710
Disposals
Commercial	462	232
Residential	299	145
Total disposals	761	377
Write-downs
Commercial	958	3,144
Residential	25	143
Total write-downs	983	3,287
Balance at end of period	$15,036	$14,953

NOTE 10:  COVERED LOANS

Loans acquired in Federal Deposit Insurance Corporation (FDIC)-assisted transactions are initially covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred and are referred to as covered loans.

First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of its covered loans under FASB ASC Topic 310-30 except for loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics.

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans being accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired covered loans:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Loans Accounted For Under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans	Loans Accounted For Under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$153,771	$11,162	$164,933	$182,625	$13,267	$195,892
Real estate - construction	16,727	0	16,727	17,120	0	17,120
Real estate - commercial	599,897	9,244	609,141	627,257	9,787	637,044
Real estate - residential	115,428	0	115,428	121,117	0	121,117
Installment	11,255	824	12,079	12,123	1,053	13,176
Home equity	3,731	61,093	64,824	4,146	60,832	64,978
Other covered loans	0	3,487	3,487	0	3,917	3,917
Total covered loans	$900,809	$85,810	$986,619	$964,388	$88,856	$1,053,244

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees and penalties, was $1.5 billion and $1.6 billion as of March 31, 2012 and December 31, 2011, respectively.

Changes in the carrying amount of accretable yield for loans accounted for under FASB ASC Topic 310-30 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period (1)	$344,410	$509,945
Reclassification from non-accretable difference	14,384	21,977
Accretion	(25,919)	(34,461)
Other net activity (2)	(19,206)	(36,171)
Balance at end of period	$313,669	$461,290

(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method.
(2)   Includes the impact of loan repayments and charge-offs.

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the first quarter of 2012. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference during the first quarter of 2012 and 2011 of $14.4 million and $22.0 million, respectively. These reclassifications resulted in yield adjustments on these loan pools on a prospective basis. The Company also recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Improved cash flow expectations for loan pools that were impaired during prior periods is recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. For further detail on impairment and provision expense related to loans accounted for under FASB ASC Topic 310-30, see "Covered Loans" under Note 11 - Allowance for Loan and Lease Losses.

Covered loans accounted for under FASB ASC Topic 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$411	$23	$2,935	$3,369	$7,793	$11,162	$0
Real estate - commercial	207	144	1,801	2,152	7,092	9,244	0
Installment	0	0	0	0	824	824	0
Home equity	827	400	546	1,773	59,320	61,093	0
All other	45	51	16	112	3,375	3,487	1
Total	$1,490	$618	$5,298	$7,406	$78,404	$85,810	$1

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$73	$294	$6,490	$6,857	$6,410	$13,267	$0
Real estate - commercial	184	0	1,870	2,054	7,733	9,787	0
Installment	0	0	0	0	1,053	1,053	0
Home equity	1,344	11	1,679	3,034	57,798	60,832	0
All other	10	6	125	141	3,776	3,917	107
Total	$1,611	$311	$10,164	$12,086	$76,770	$88,856	$107

Nonaccrual. Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, these loans are placed on nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed in nonaccrual status. Any payments received while a loan is in nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Information as to covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30 was as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Impaired loans
Nonaccrual loans
Commercial	$5,283	$7,203
Real estate-commercial	2,476	2,192
Home equity	646	1,747
All other	15	18
Total	$8,420	$11,160

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$208	$261
Interest included in income	48	27
Net impact on interest income	$160	$234

Impaired Loans. Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$5,283	$8,143	$0	$6,243	$43
Real estate - commercial	2,476	4,403	0	2,334	4
Home equity	646	1,122	0	1,197	1
All other	15	15	0	17	0
Total	$8,420	$13,683	$0	$9,791	$48

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$7,203	$10,152	$0	$9,873	$47
Real estate - commercial	2,192	4,002	0	2,504	5
Installment	1,747	2,878	0	1,559	6
Home equity	18	18	0	9	0
Total	$11,160	$17,050	$0	$13,945	$58

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 9 - Loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$98,021	$2,469	$311,978	$412,468
Special Mention	16,137	3,524	71,937	91,598
Substandard	46,711	10,734	224,954	282,399
Doubtful	4,064	0	272	4,336
Total	$164,933	$16,727	$609,141	$790,801

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$115,428	$12,079	$64,178	$3,472	$195,157
Nonperforming	0	0	646	15	661
Total	$115,428	$12,079	$64,824	$3,487	$195,818

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$113,201	$2,506	$340,889	$456,596
Special Mention	22,468	3,597	63,880	89,945
Substandard	52,103	11,017	230,870	293,990
Doubtful	8,120	0	1,405	9,525
Total	$195,892	$17,120	$637,044	$850,056

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$121,117	$13,176	$63,231	$3,899	$201,423
Nonperforming	0	0	1,747	18	1,765
Total	$121,117	$13,176	$64,978	$3,917	$203,188

Covered OREO. Covered OREO is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activities that result in partial or total satisfaction of problem covered loans. These properties remain subject to loss share agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred. The acquired properties are recorded at the lower of cost or fair value upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of covered OREO properties are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

Changes in covered OREO were as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$44,818	$35,257
Additions
Commercial	2,750	11,197
Residential	2,624	881
Total additions	5,374	12,078
Disposals
Commercial	5,005	9,266
Residential	543	2,336
Total disposals	5,548	11,602
Write-downs
Commercial	3,084	2,085
Residential	71	0
Total write-downs	3,155	2,085
Balance at end of period	$41,489	$33,648

NOTE 11:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans (excluding covered loans). For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments). This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change.

In the commercial portfolio, which includes time and demand notes, tax-exempt loans and commercial real estate loans, non-homogeneous loan relationships greater than $250,000 that are considered impaired or designated as a TDR are evaluated to determine the need for a specific allowance based on the borrower's overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral.

The allowance for non-impaired commercial loans and impaired commercial loan relationships less than $250,000 includes a process of estimating the probable losses inherent in the portfolio by category, based on First Financial's internal system of credit risk ratings and historical loss data. These estimates may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in the values of the underlying collateral, delinquent and nonaccrual loans, prevailing economic conditions, changes in lending strategies and other influencing factors.

With the exception of loans modified as TDRs, consumer loans are evaluated as an asset type within a category (i.e., residential real estate, installment, etc.), as these loans exhibit homogeneous characteristics. The allowance for consumer loans which includes residential real estate, installment, home equity, credit card loans and overdrafts, is established by estimating losses inherent in each particular category of consumer loans. The estimate of losses is primarily based on historical loss rates for each category, as well as trends in delinquent and nonaccrual loans, prevailing economic conditions and other significant influencing factors. Consumer loan relationships modified as TDRs greater than $100,000 are individually reviewed to determine if a specific allowance is necessary.

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first quarter of 2012.

First Financial's policy is to charge-off all or a portion of a commercial loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended
	2012	2011
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$52,576	$54,537	$53,671	$53,645	$57,235
Provision for loan losses	3,258	5,164	7,643	5,756	647
Loans charged off	(6,822)	(7,791)	(7,174)	(6,232)	(4,601)
Recoveries	425	666	397	502	364
Balance at end of period	$49,437	$52,576	$54,537	$53,671	$53,645
Allowance for loan and lease losses to total ending loans	1.67%	1.77%	1.86%	1.92%	1.93%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Three Months Ended March 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	(604)	1,335	1,247	877	(340)	643	100	3,258
Gross charge-offs	1,186	1,787	2,244	604	60	644	297	6,822
Recoveries	72	0	113	28	123	24	65	425
Total net charge-offs	1,114	1,787	2,131	576	(63)	620	232	6,397
Ending allowance for loan and lease losses	$8,571	$3,972	$17,344	$5,295	$1,382	$10,774	$2,099	$49,437
Ending allowance on loans individually evaluated for impairment	$1,989	$2,333	$6,453	$304	$0	$0	$0	$11,079
Ending allowance on loans collectively evaluated for impairment	6,582	1,639	10,891	4,991	1,382	10,774	2,099	38,358
Ending allowance for loan and lease losses	$8,571	$3,972	$17,344	$5,295	$1,382	$10,774	$2,099	$49,437
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$10,556	$12,527	$40,308	$3,385	$0	$0	$0	$66,776
Ending balance of loans collectively evaluated for impairment	820,545	91,778	1,222,467	285,537	63,793	359,711	52,943	2,896,774
Total loans, excluding covered loans	$831,101	$104,305	$1,262,775	$288,922	$63,793	$359,711	$52,943	$2,963,550

	Twelve Months Ended December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	2,825	2,345	13,384	(2,407)	(159)	1,878	1,344	19,210
Gross charge-offs	3,436	6,279	10,382	1,551	526	2,183	1,441	25,798
Recoveries	762	32	309	45	363	117	301	1,929
Total net charge-offs	2,674	6,247	10,073	1,506	163	2,066	1,140	23,869
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Ending allowance on loans individually evaluated for impairment	$3,205	$2,578	$6,441	$313	$0	$2	$0	$12,539
Ending allowance on loans collectively evaluated for impairment	7,084	1,846	11,787	4,681	1,659	10,749	2,231	40,037
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Loans and Leases:
Ending balance of loans individually evaluated for impairment	$8,351	$17,387	$30,708	$3,730	$0	$101	$0	$60,277
Ending balance of loans collectively evaluated for impairment	848,630	97,587	1,202,359	284,250	67,543	358,859	48,942	2,908,170
Total loans, excluding covered loans	$856,981	$114,974	$1,233,067	$287,980	$67,543	$358,960	$48,942	$2,968,447

Covered Loans. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on covered loans as any credit deterioration evident in the loans at the time of acquisition was included in the determination of the fair value of the loans at the acquisition date.

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. Generally, a decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows for a pool of loans are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset.

First Financial performs periodic valuation procedures to re-estimate the expected cash flows on covered loans accounted for under FASB ASC Topic 310-30 and compare the present value of expected cash flows to the carrying value of the loans at the pool level. In order to estimate expected cash flows, First Financial specifically reviews a sample of these covered loans each period to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

First Financial updated the valuation related to covered loans during the first quarter of 2012, and as a result of impairment in certain loan pools, recognized total provision expense of $13.0 million and realized net charge-offs of $9.6 million during the quarter, resulting in an allowance for covered loan losses of $46.2 million as of March 31, 2012. Additionally, the Company recognized loss share expenses of $3.0 million for the first quarter of 2012 primarily related to attorney fees and losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $12.8 million for the first quarter of 2012 was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

For the first quarter of 2011, First Financial recognized provision expense on covered loans of $26.0 million related to net charge-offs of $11.0 million during the period.  The related receivable due from the FDIC under loss share agreements related to these loans of $23.4 million for the first quarter of 2011, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	March 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$17,390	$25,051	$3,217	$498	$46,156
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$17,390	$25,051	$3,217	$498	$46,156

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,160	$21,930	$1,396	$349	$42,835
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,160	$21,930	$1,396	$349	$42,835

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

	Three Months Ended
	2012	2011
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$42,835	$48,112	$51,044	$31,555	$16,493
Provision for loan and lease losses	12,951	6,910	7,260	23,895	26,016
Loans charged-off	(10,118)	(13,513)	(10,609)	(7,456)	(14,026)
Recoveries	488	1,326	417	3,050	3,072
Balance at end of period	$46,156	$42,835	$48,112	$51,044	$31,555

NOTE 12:  INCOME TAXES

First Financial’s effective tax rate for the first quarter of 2012 was 36.2% compared to 35.2% for the first quarter of 2011. The increase in the effective tax rate during the first quarter 2012 was primarily due to declines in nontaxable income related to bank owned life insurance and tax-exempt interest income, as well as declines in certain tax credits.

At March 31, 2012, and December 31, 2011, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2008 have been closed and are no longer subject to U.S. federal income tax examinations. The tax year 2009 is currently under examination by the federal taxing authority. At this time, First Financial is not aware of any material impact to the Company's financial position and results of operations as a result of this examination. Tax year 2010 remains open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2008.  Tax years 2008 through 2010 remain open to state and local examination in various jurisdictions.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for its defined benefit pension plan.

First Financial made no cash contributions to fund the pension plan in 2011 and does not expect to make cash contributions to its pension plan in 2012.  As a result of the plan’s funding status and related actuarial projections for 2012, First Financial recorded income in the first quarter of 2012 of $0.1 million compared to income of $0.4 million for the same period in 2011.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended
	March 31,
(Dollars in thousands)	2012	2011
Service cost	$832	$825
Interest cost	690	675
Expected return on assets	(2,235)	(2,275)
Amortization of prior service cost	(105)	(100)
Net actuarial loss	675	525
Net periodic benefit income	$(143)	$(350)

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
(Dollars in thousands)	2012	2011
Net actuarial loss	$675	$525
Amortization of prior service cost	(105)	(100)
Deferred tax liabilities	(215)	(161)
Net amount recognized in accumulated other comprehensive income (loss)	$355	$264

NOTE 14:  FAIR VALUE DISCLOSURES

Fair Value Measurement
The fair value framework as disclosed in the Fair Value Measurements and Disclosure Topic of FASB ASC Topic 825, Financial Instruments (Fair Value Topic) includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2), and the lowest priority to unobservable inputs (Level 3).  When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1.  When identical assets and liabilities are not traded in active markets, First Financial looks to observable market data for similar assets and liabilities and classifies such items as Level 2.  Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

The following methods, assumptions, and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value and in estimating its fair value disclosures for financial instruments.

Cash and short-term investments. The carrying amounts reported in the Consolidated Balance Sheets for cash and short-term investments, such as federal funds sold, approximated the fair value of those instruments. The Company classifies cash and short-term investments in Level 1 of the fair value hierarchy.

Investment securities. Investment securities classified as trading and available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities.  First Financial compiles prices from various sources who may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Any investment securities not valued based upon the methods above are considered Level 3.

First Financial utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic.  The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models and assistance from the provider’s internal fixed income analysts and trading desk.  The portfolio manager’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services.  These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed, and where appropriate, securities are repriced.  In the event of a materially different price, the portfolio manager will report the variance as a “price challenge” and review the pricing methodology in detail.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

First Financial reviews the pricing methodologies utilized by the portfolio manager to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Further, the Company validates the fair values for a sample of securities in the portfolio by comparing the fair values provided by the portfolio manager to prices from other independent sources for the same or similar securities. First Financial analyzes unusual or significant variances and conducts additional research with the portfolio manager, if necessary, and takes appropriate action based on its findings.

Loans held for sale. Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties.  Fair value is based on the contractual price to be received from these third parties, which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, First Financial records any fair value adjustments on a nonrecurring basis.  Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.

Loans (excluding covered loans). The fair value of commercial, commercial real estate, residential real estate and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of uncovered loans as Level 3 in the fair value hierarchy.

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Market value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser from outside of the Company (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Covered loans. Fair values for covered loans accounted for under FASB ASC Topic 310-30 were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These covered loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.

Fair values for covered loans accounted for outside of FASB ASC Topic 310-30 were estimated by discounting the estimated future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency. The carrying amount of accrued interest approximates its fair value.

These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The Company classifies the estimated fair value of covered loans as Level 3 in the fair value hierarchy.

FDIC indemnification asset. The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. Fair value of the FDIC indemnification asset was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. First Financial re-estimates the expected indemnification asset cash flows in conjunction with the periodic re-estimation of cash flows on covered loans accounted for under FASB ASC Topic 310-30. Improvements in cash flow expectations on covered loans generally result in a related decline in the expected indemnification cash flows while declines in cash flow expectations on covered loans generally result in an increase in expected indemnification cash flows.

The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The Company classifies the estimated fair value of the indemnification asset as Level 3 in the fair value hierarchy.

Deposit liabilities. The fair value of demand deposits, savings accounts and certain money-market deposits was the amount payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date.  The fair value of fixed-rate certificates of deposit was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

Borrowings. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values.  The Company classifies the estimated fair value of short-term borrowings as Level 1 of the fair value hierarchy.

The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.  Third-party valuations were used for long-term debt with embedded options, such as call features. The Company classifies the estimated fair value of long-term debt as Level 2 in the fair value hierarchy.

Commitments to extend credit and standby letters of credit. Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding and compensating balance and other covenants or requirements.  Loan commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the client.  Many loan commitments are expected to expire without being drawn upon.  The rates and terms of the commitments to extend credit and the standby letters of credit are competitive with those in First Financial’s market area.  The carrying amounts are reasonable estimates of the fair value of these financial instruments.  Carrying amounts, which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves.  The discounted net present value calculated represents the cost to terminate the swap if First Financial should choose to do so on the applicable measurement date. Additionally, First Financial utilizes a vendor-developed, proprietary model to value the credit risk component of both the derivative assets and liabilities.  The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the applicable measurement date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2012
Financial assets
Cash and short-term investments	$150,050	$150,050	$150,050	$0	$0
Investment securities held-to-maturity	917,758	916,727	0	916,727	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	21,052	21,052	0	21,052	0
Loans, excluding covered loans	2,914,113	2,905,664	0	0	2,905,664
Covered loans	940,463	944,687	0	0	944,687
FDIC indemnification asset	156,397	135,655	0	0	135,655

Financial liabilities
Deposits
Noninterest-bearing	$1,007,049	$1,007,049	$0	$1,007,049	$0
Interest-bearing demand	1,289,490	1,289,490	0	1,289,490	0
Savings	1,613,244	1,613,244	0	1,613,244	0
Time	1,491,132	1,500,832	0	1,500,832	0
Total deposits	5,400,915	5,410,615	0	5,410,615	0
Short-term borrowings	78,619	78,619	78,619	0	0
Long-term debt	75,745	80,155	0	80,155	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2011
Financial assets
Cash and short-term investments	$525,051	$525,051	$525,051	$0	$0
Investment securities held-to-maturity	2,664	2,893	0	2,893	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	24,834	24,834	0	24,834	0
Loans, excluding covered loans	2,915,871	2,910,825	0	0	2,910,825
Covered loans	1,010,409	1,042,752	0	0	1,042,752
FDIC indemnification asset	173,009	151,114	0	0	151,114

Financial liabilities
Deposits
Noninterest-bearing	$946,180	$946,180	$0	$946,180	$0
Interest-bearing demand	1,317,339	1,317,339	0	1,317,339	0
Savings	1,724,659	1,724,659	0	1,724,659	0
Time	1,654,662	1,664,457	0	1,664,457	0
Total deposits	5,642,840	5,652,635	0	5,652,635	0
Short-term borrowings	99,431	99,431	99,431	0	0
Long-term debt	76,544	81,168	0	81,168	0

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Derivatives	$0	$23,566	$0	$(23,566)	$0
Available-for-sale investment securities	149	736,160	0	0	736,309
Total	$149	$759,726	$0	$(23,566)	$736,309

Liabilities
Derivatives	$0	$26,605	$0	$(23,566)	$3,039

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets
Impaired loans (1)	$0	$0	$30,108
OREO	0	0	3,308
Covered OREO	0	0	16,189

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	March 31, 2012
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gains on securities available-for-sale	$3,919	$(1,480)	$2,439	$15,108
Retirement obligation	570	(215)	355	(33,781)
Foreign currency translation	9	0	9	(14)
Total	$4,498	$(1,695)	$2,803	$(18,687)

	March 31, 2011
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized losses on securities available-for-sale	$(1,297)	$490	$(807)	$8,257
Unrealized gain on derivatives	19	(7)	12	(379)
Retirement obligation	425	(161)	264	(21,018)
Foreign currency translation	243	0	243	808
Total	$(610)	$322	$(288)	$(12,332)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2012	2011
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$16,994	$17,207
Dividends on preferred stock	0	0
Income available to common shareholders	$16,994	$17,207
Denominator for basic earnings per share - weighted average shares	57,795,258	57,591,568
Effect of dilutive securities —
Employee stock awards	957,800	1,003,049
Warrants	127,985	114,420
Denominator for diluted earnings per share - adjusted weighted average shares	58,881,043	58,709,037
Earnings per share available to common shareholders
Basic	$0.29	$0.30
Diluted	$0.29	$0.29

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 282,163 and 444,976 at March 31, 2012 and 2011, respectively.

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of March 31, 2012 and 2011. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.63 and expire on December 23, 2018.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.4 billion bank holding company headquartered in Cincinnati, Ohio.  As of March 31, 2012 First Financial, through its subsidiaries, operated in Ohio, Indiana, and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 136 banking centers and 164 ATMs. First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit based products, deposit accounts, corporate cash management support, and other services to commercial and retail clients.   Additionally, the Bank conducts franchise lending by providing equipment and leasehold improvement financing for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides credit wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through Federal Deposit Insurance Corporation (FDIC)-assisted transactions in 2009. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the Company through the generation of additional capital.

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

First Financial must follow specific servicing and resolution procedures, as outlined in the loss share agreements, in order to receive reimbursement from the FDIC for losses on covered assets. The Company has established separate and dedicated teams of legal, finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC. First Financial services all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss sharing agreement.

Covered loans represent approximately 25% of First Financial’s loans at March 31, 2012.

MARKET STRATEGY

First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, while providing franchise lending services to borrowers throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus, building long-term relationships with clients, helping them reach greater levels of success in their financial life, and providing a superior level of service.  First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets.  Smaller markets have historically provided stable, low-cost funding sources to First Financial and remain an important part of its funding base.  First Financial believes its historical strength in these markets should enable it to retain or improve its market share.

During the first quarter of 2011, First Financial exited the four banking center locations comprising its Michigan geographic market as well as its single banking center in Louisville, Kentucky. First Financial decided to shift resources towards core markets such as Cincinnati and Dayton, Ohio and Indianapolis, Southern and Northwest Indiana that it believes will provide a higher level of potential overall growth while improving the efficiency of its operations.  The five banking centers in Michigan and Louisville were acquired as part of First Financial’s FDIC-assisted transactions under which the Company assumed the Irwin banking operations in 2009.

Additionally, as part of the on-going evaluation of its banking center network, the Company announced during the first quarter of 2012 that it will be consolidating nine banking centers located in Ohio and Indiana and exiting one Indiana market effective June 29, 2012. Customer relationships related to the consolidated banking centers will be transferred to the nearest First Financial location where those customers will continue to receive the same high level of service.

BUSINESS COMBINATIONS

On September 23, 2011, First Financial Bank, completed the purchase of 16 Ohio banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss sharing agreement. First Financial recorded $17.1 million of goodwill during the third quarter of 2011 related to the acquisition.

On December 2, 2011, First Financial Bank completed the purchase of 22 Indiana-based retail banking centers from Flagstar Bank, FSB (Flagstar) and assumed approximately $464.7 million of deposits at their estimated fair value. First Financial also acquired $6.6 million of fixed assets at estimated fair value and paid Flagstar a $22.5 million net deposit premium. Assets acquired in this transaction are not subject to a loss sharing agreement. First Financial recorded $26.1 million of goodwill related to this acquisition.

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

OVERVIEW OF OPERATIONS

Reclassifications of prior periods’ amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

First quarter 2012 net income was $17.0 million, and earnings per diluted share were $0.29.  This compares with first quarter 2011 net income of $17.2 million and earnings per diluted common share of $0.29.

Return on average assets for the first quarter of 2012 was 1.05% compared to 1.11% for the comparable period in 2011 and 1.09% for the quarter ended December 31, 2011.  Return on average shareholders’ equity for the first quarter of 2012 was 9.67% compared to 10.04% for the comparable period in 2011 and 9.89% for the quarter ended December 31, 2011.

A discussion of the first quarter of 2012 results of operations follows.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net interest income	$66,689	$67,335
Tax equivalent adjustment	218	238
Net interest income - tax equivalent	$66,907	$67,573

Average earning assets	$5,950,151	$5,772,224

Net interest margin *	4.51%	4.73%
Net interest margin (fully tax equivalent) *	4.52%	4.75%

* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter of 2012 was $66.7 million, a decline of $0.6 million from first quarter 2011 net interest income of $67.3 million. Net interest income on a fully tax-equivalent basis for the first quarter 2012 was $66.9 million as compared to $67.6 million for the first quarter of 2011. The decline in net interest income in the first quarter of 2012 as compared to the comparable quarter in 2011 was the result of a $5.0 million decline in total interest income partially offset by a $4.3 million decline in total interest expense. The decline in total interest income was driven by a decline in interest income and fees earned on loans primarily as a result of paydowns in the covered loan portfolio, partially offset by higher interest income earned on the investment portfolio. The average balance of investments increased $619.4 million, or 59.3%, from the first quarter of 2011 primarily related to the deployment of cash received from the Liberty and Flagstar banking center acquisitions that occurred late in 2011. The decline in total interest expense reflects the Company's continued deposit rationalization efforts.

Net interest margin was 4.51% for the first quarter 2012 as compared to 4.73% for the first quarter 2011.  Net interest margin continued to be negatively impacted by the combination of normal amortization and paydowns in the originated and covered loan portfolios, with proceeds reinvested in lower yielding securities, as well as lower yields earned on new loan originations during the quarter. The Company's high-yielding covered loan portfolio experienced an average balance decline of 28.2% when compared to March 31, 2011. However, growth in the investment portfolio as noted above and the sustained impact of the Company's deposit rationalization efforts offset some of the negative impact from the loan portfolio.

The majority of First Financial's covered loans are accounted for under FASB ASC Topic 310-30. As such, the Company is required to periodically update its forecast of expected cash flows from these loans. Impairment, as a result of a decrease in expected cash flows, is recognized in the period it is measured as provision expense and has no impact on net interest margin. Improvements in expected cash flows are recognized on a prospective basis through an upward adjustment to the yield earned on the portfolio. Impairment and improvement are both partially offset by the impact of changes in the value of the FDIC indemnification asset. Impairment is partially offset by an increase to the FDIC indemnification asset as a result of FDIC loss sharing income and has no impact on net interest margin. Improvement, which is reflected as a higher yield, is partially offset by a lower yield earned on the FDIC indemnification asset until the next periodic valuation of the loans and the indemnification asset. The weighted average yield of the acquired loan portfolio can also be subject to change as loans with higher yields pay down more quickly or slowly than loans with lower yields.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2012			December 31, 2011			March 31, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments:
Interest-bearing deposits with other banks	$126,330	$89	0.28%	$485,432	$312	0.25%	$276,837	$282	0.41%
Investment securities	1,664,643	10,651	2.57%	1,257,574	7,146	2.25%	1,045,292	7,001	2.72%
Gross loans including covered loans and indemnification asset (1)	4,159,178	64,357	6.21%	4,271,130	67,527	6.27%	4,450,095	72,780	6.63%
Total earning assets	5,950,151	75,097	5.06%	6,014,136	74,985	4.95%	5,772,224	80,063	5.63%

Nonearning assets
Cash and due from banks	123,634			121,603			111,953
Allowance for loan and lease losses	(100,665)			(106,487)			(83,155)
Premises and equipment	140,377			128,168			119,006
Other assets	365,434			358,336			346,380
Total assets	$6,478,931			$6,515,756			$6,266,408

Interest-bearing liabilities
Deposits:
Interest-bearing	$1,285,196	$437	0.14%	$1,388,903	600	0.17%	$1,088,791	855	0.32%
Savings	1,682,507	615	0.15%	1,617,588	814	0.20%	1,585,065	1,743	0.45%
Time	1,577,448	6,664	1.69%	1,623,921	7,377	1.80%	1,757,668	8,802	2.03%
Short-term borrowings	85,891	12	0.06%	98,268	25	0.10%	89,535	45	0.20%
Long-term borrowings	76,020	680	3.59%	76,671	693	3.59%	140,552	1,283	3.70%
Total interest-bearing liabilities	4,707,062	8,408	0.72%	4,805,351	9,509	0.79%	4,661,611	12,728	1.11%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	931,347			860,863			733,242
Other liabilities	133,975			129,578			176,493
Shareholders' equity	706,547			719,964			695,062
Total liabilities and shareholders' equity	$6,478,931			$6,515,756			$6,266,408
Net interest income		$66,689			$65,476			$67,335

Net interest spread			4.34%			4.16%			4.52%
Contribution of noninterest-bearing sources of funds			0.17%			0.16%			0.21%
Net interest margin (2)			4.51%			4.32%			4.73%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities, and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended March 31
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$989	$2,516	$3,505	$(386)	$4,036	$3,650
Other earning assets	34	(257)	(223)	(89)	(104)	(193)
Gross loans (1)	(711)	(2,459)	(3,170)	(4,678)	(3,745)	(8,423)
Total earning assets	312	(200)	112	(5,153)	187	(4,966)
Interest-bearing liabilities
Total interest-bearing deposits	$(844)	$(231)	$(1,075)	$(3,960)	$276	$(3,684)
Borrowed funds
Short-term borrowings	(11)	(2)	(13)	(33)	0	(33)
Federal Home Loan Bank long-term debt	0	(13)	(13)	(28)	(381)	(409)
Other long-term debt	0	0	0	(194)	0	(194)
Total borrowed funds	(11)	(15)	(26)	(255)	(381)	(636)
Total interest-bearing liabilities	(855)	(246)	(1,101)	(4,215)	(105)	(4,320)
Net interest income	$1,167	$46	$1,213	$(938)	$292	$(646)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2012 noninterest income was $31.9 million, compared to $43.7 million in the first quarter of 2011.  The decline in noninterest income from the comparable quarter in 2011 was due primarily to lower reimbursements due from the FDIC on covered assets as well as declines in accelerated discount on covered loans and gains from sales of loans. These declines were partially offset by higher service charges on deposits and bankcard income reflecting the impact of the Liberty and Flagstar banking center acquisitions late in 2011. When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as other noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses, referred to as loss sharing income, are recorded as noninterest income and were $12.8 million for the first quarter of 2012 and $23.4 million for the first quarter of 2011.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets.

While no material sales of covered loans occurred during the first quarter of 2012, covered loan activity continued to positively impact noninterest income due to prepayments. Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial recognized accelerated discount on covered loans of $3.6 million for the first quarter of 2012 and $5.8 million for the first quarter of 2011.

NONINTEREST EXPENSE

First quarter 2012 noninterest expense was $55.8 million compared with $57.8 million in the first quarter of 2011. The $2.0 million or 3.5% decline from the comparable quarter in 2011 was primarily attributable to a $1.5 million decrease in occupancy costs related to leases abandoned in exited markets in the first quarter of 2011, a $1.0 million decline in FDIC assessments related to lower assessment rates that became effective in mid-2011 and a $0.8 million decline in other noninterest expenses driven by a lower level of losses on other real estate owned (OREO) partially offset by certain pension and trust-related costs and other miscellaneous expenses totaling $1.8 million. These declines were partially offset by a $1.3 million increase in salaries and benefits expenses primarily related to the Liberty and Flagstar banking center acquisitions as well as a $0.7 million increase in data processing expense related to the implementation and maintenance of certain software packages utilized by the Bank.

INCOME TAXES

Income tax expense was $9.6 million and $9.3 million for the first quarters of 2012 and 2011, respectively. The effective tax rates for the first quarters of 2012 and 2011 were 36.2% and 35.2%, respectively. The increase in the effective tax rate during the first quarter 2012 was primarily due to declines in nontaxable income related to bank owned life insurance and tax-exempt interest income, as well as declines in certain tax credits.

LOANS - EXCLUDING COVERED LOANS

Loans, excluding covered loans and loans held for sale, totaled $3.0 billion at March 31, 2012, representing a slight decrease of $4.9 million compared to December 31, 2011.  Compared to December 31, 2011 the composition of the loan portfolio remained similar with a $36.5 million decline in commercial and construction real estate loans partially offset by a $29.7 million increase in commercial real estate loans. Loan demand remains a challenge in the Company’s strategic operating markets due to increasing competition from other institutions as well as continued uncertainty in the economic environment.

First quarter 2012 average loans excluding covered loans and loans held for sale, increased $154.5 million or 5.5% from the first quarter of 2011.  The increase in average loans excluding covered loans and loans held for sale was primarily the result of the $126.5 million of performing loans acquired in connection with the Liberty branch acquisition during the third quarter of 2011.

LOANS - COVERED

Covered loans totaled $986.6 million at March 31, 2012, representing a $66.6 million, or 6.3%, decline compared to December 31, 2011.  The decline in covered loan balances was expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs, and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

As required under the loss-sharing agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

INVESTMENTS

First Financial's investment portfolio totaled $1.7 billion or 26.9% of total assets at March 31, 2012, compared with $1.5 billion or 22.7% of total assets at December 31, 2011.  Securities available-for-sale at March 31, 2012, totaled $736.3 million, compared with $1.4 billion at December 31, 2011, while held-to-maturity securities totaled $917.8 million at March 31, 2012 compared to $2.7 million at December 31, 2012.

The investment portfolio increased $209.6 million, or 13.8%, during the first quarter 2012 as $291.6 million of purchases during the quarter were offset by amortizations and paydowns in the portfolio. The increase in the investment portfolio was primarily related to the continued deployment of cash received in the Liberty and Flagstar banking center acquisitions as well as amortization and paydowns of both uncovered and covered loans as loan demand remained muted throughout the first quarter. First Financial purchased agency mortgage backed securities (MBSs) and, to a lesser extent, investment grade single issuer trust preferred securities, utilizing the same discipline and portfolio management philosophy as with past investment purchases including, but not limited to, avoidance of material credit risk and geographic concentration risk within the MBSs. As of March 31, 2012, the overall duration of the investment portfolio increased to 2.6 years from 2.4 years as of December 31, 2011.

During the first quarter 2012, the Company also reclassified securities, primarily agency MBSs, with a total book value of $915.5 million as of March 31, 2012 from available-for-sale to held-to-maturity. While market expectations are that the current, low interest rate environment will continue for the next several years, the increase in the Company's portfolio duration in recent periods has caused the price sensitivity of the portfolio to increase in rising interest rate scenarios. Further, as available-for-sale securities are carried at fair value with unrealized holding gains and losses recorded as other comprehensive income, declines in market values for these securities could negatively impact shareholders' equity. The reclassification was executed to mitigate the impact of potential future price depreciation on other comprehensive income and the corresponding negative impact on shareholders' equity as held-to-maturity securities are carried at amortized cost. First Financial has the intent and ability to hold the transferred securities to maturity and does not expect this reclassification to affect its liquidity needs in future periods.

First Financial has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $15.1 million at March 31, 2012, compared with $12.7 million at December 31, 2011.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2012 were $5.4 billion, a decrease of $241.9 million or 4.3% compared to December 31, 2011.  The decrease in total deposits as compared to December 31, 2011 was primarily related to a decrease in total time deposit balances of $163.5 million, or 9.9%, as the Company continued to focus on reducing non-core relationship deposits in connection with its deposit rationalization strategies. Non-time deposit balances totaled $3.9 billion as of March 31, 2012, representing a decrease of $78.4 million, or 2.0%, compared to December 31, 2011. The decline was driven by a reduction of $149.9 million in balances, primarily public fund savings accounts, associated with the Flagstar banking center acquisition that were repriced subsequent to closing. Partially offsetting this activity was an increase of $80.0 million in core retail transactional balances.

Average deposits were essentially unchanged at $5.5 billion at March 31, 2011 and December 31, 2011, respectively.

Borrowed funds as of March 31, 2012 totaled $154.4 million, as compared to $176.0 million as of December 31, 2011. This decline was primarily related to client activity in the repurchase agreement sweep product during the period.

RISK MANAGEMENT

First Financial manages risks through a structured enterprise risk management (ERM) approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and the development of risk awareness as a component of the culture of the Company and the operating policies of its business lines.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

For further discussion of these risks, see the Risk Management section of the Management's Discussion and Analysis of First Financial’s 2011 Annual Report and the information below.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the Board of Directors.  Due to the significant differences in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered loans are generally more meaningful.  Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Allowance for loan and lease losses (excluding covered loans). Management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio; economic conditions; geographic footprint; the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans; and any other adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments). This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change. The evaluation of these factors is the responsibility of the Allowance for Loan and Lease Losses Committee, which is comprised of senior officers from the risk management, credit administration, finance and lending areas.

The allowance for uncovered loan and lease losses was $49.4 million as of March 31, 2012 compared to $52.6 million as of December 31, 2011.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.67% as of March 31, 2012 compared to 1.77% as of December 31, 2011.

First quarter 2012 net charge-offs were $6.4 million or 0.87% of average loans and leases, compared with $7.1 million or 0.95% for the quarter ended December 31, 2011, and $4.2 million or 0.61% for the comparable year-over-year quarter. Significant items driving net charge-offs during the first quarter 2012 included $1.7 million related to a commercial construction and land development credit, $1.1 million related to a hotel real estate loan and three commercial credits totaling $0.9 million in the aggregate.

First quarter 2012 provision expense related to uncovered loans and leases was $3.3 million as compared to $5.2 million during the linked quarter and $0.6 million during the comparable year-over-year quarter.  Provision expense is a result of the Company's modeling efforts to estimate the period-end allowance for loan and lease losses. The decrease relative to the linked quarter was driven primarily by the positive migration trends in classified assets as well as the finalization of resolution strategies on certain loans during the quarter.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended
	2012	2011
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
ALLOWANCE FOR LOAN AND LEASE LOSS ACTIVITY
Balance at beginning of period	$52,576	$54,537	$53,671	$53,645	$57,235
Provision for loan losses	3,258	5,164	7,643	5,756	647
Gross charge-offs
Commercial	1,186	1,742	879	383	432
Real estate-construction	1,787	2,105	1,771	1,213	1,190
Real estate-commercial	2,244	2,505	2,997	2,791	2,089
Real estate-residential	604	473	564	406	108
Installment	60	115	162	177	72
Home equity	644	488	510	923	262
All other	297	363	291	339	448
Total gross charge-offs	6,822	7,791	7,174	6,232	4,601
Recoveries
Commercial	72	348	92	222	100
Real estate-construction	0	5	0	27	0
Real estate-commercial	113	68	168	38	35
Real estate-residential	28	3	4	29	9
Installment	123	96	87	82	98
Home equity	24	71	9	12	25
All other	65	75	37	92	97
Total recoveries	425	666	397	502	364
Total net charge-offs	6,397	7,125	6,777	5,730	4,237
Ending allowance for loan losses	$49,437	$52,576	$54,537	$53,671	$53,645

NET CHARGE-OFFS TO AVERAGE LOANS AND LEASES (ANNUALIZED)
Commercial	0.53%	0.65%	0.39%	0.08%	0.17%
Real estate-construction	6.36%	6.13%	4.96%	3.42%	3.05%
Real estate-commercial	0.69%	0.80%	0.98%	0.97%	0.73%
Real estate-residential	0.81%	0.64%	0.86%	0.58%	0.15%
Installment	(0.39)%	0.11%	0.47%	0.58%	(0.16)%
Home equity	0.70%	0.46%	0.57%	1.07%	0.28%
All other	1.88%	2.47%	2.46%	2.68%	4.09%
Total net charge-offs	0.87%	0.95%	0.96%	0.83%	0.61%

Allowance for loan and lease losses (covered loans). The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period.  Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

First Financial recognized total provision expense of $13.0 million and realized net charge-offs of $9.6 million during the quarter, resulting in an allowance for covered loan losses of $46.2 million as of March 31, 2012. For the three months ended December 31, 2011, the Company recognized total provision expense of $6.9 million and net charge-offs of $12.2 million. For the three months ended March 31, 2011 the Company recognized total provision expense of $26.0 million and net charge-offs of $11.0 million.  Additionally, the Company recognized loss share expenses of $3.0 million in the first quarter of 2012 primarily related to attorney fees and losses on covered OREO during the period.  First Financial recognized loss share expenses of $2.5 million and $3.2 million for the three months ended December 31 and March 31, 2011, respectively.

The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $12.8 million, $7.4 million and $23.4 million for the three months ended March 31, 2012, December 31 and March 31, 2011, respectively, was recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

	Three Months Ended
	2012	2011
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$42,835	$48,112	$51,044	$31,555	$16,493
Provision for loan and lease losses	12,951	6,910	7,260	23,895	26,016
Loans charged-off	(10,118)	(13,513)	(10,609)	(7,456)	(14,026)
Recoveries	488	1,326	417	3,050	3,072
Ending allowance for covered loan losses	$46,156	$42,835	$48,112	$51,044	$31,555

Nonperforming/Underperforming Assets (excluding covered assets). Nonperforming loans totaled $82.6 million and nonperforming assets totaled $97.7 million as of March 31, 2012 compared with $76.4 million and $87.7 million, respectively, at December 31, 2011 and $80.6 million and $95.5 million, respectively, at March 31, 2011.  Nonaccrual loans, including nonaccrual troubled debt restructurings, totaled $73.2 million as of March 31, 2012 compared to $72.4 million as of December 31, 2011, representing an $0.8 million, or 1.1% increase as total additions modestly outweighed credits removed from nonaccrual status due to the finalization of resolution strategies, including transfers to OREO and net charge-offs. Included in the additions to total nonaccrual loans during the first quarter of 2012 was a single $10.8 million commercial real estate credit.

The first quarter 2012 allowance for loan and lease losses as a percent of nonaccrual loans was 88.4% compared with 96.8% at December 31, 2011, and 86.5% in the first quarter of 2011, and the allowance for loan and lease losses as a percent of nonperforming loans was 59.8% at March 31, 2012, compared with 68.8% at December 31, 2011, and 66.6% in the first quarter of 2011.

Total classified assets as of March 31, 2012 totaled $154.7 million as compared to $162.4 million at December 31, 2011 and $185.7 million at March 31, 2011. Classified assets, which have declined for seven consecutive quarters, are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings (excluding covered loans). Troubled debt restructurings (TDRs) totaled $26.7 million at March 31, 2012, a $4.6 million increase from December 31, 2011 and an $8.2 million increase from March 31, 2011.  Accruing TDRs increased $5.5 million during the first quarter primarily as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. The increase in TDRs compared to the comparable quarter in 2011 was also impacted by renewals and term extensions of substandard-rated loans in various stages of resolution that were already on nonaccrual status.

TDRs remain on nonaccrual status until the borrower demonstrates the ability to comply with the restructured loan terms.

Delinquent Loans (excluding covered loans). As of March 31, 2012, loans 30-to-89 days past due declined slightly to $20.2 million, or 0.68% of period end loans. This compares to $20.4 million, or 0.69%, as of December 31, 2011 and $20.4 million, or 0.73%, as of March 31, 2011.

Other Real Estate Owned. At March 31, 2012, OREO properties originating from uncovered loans was $15.0 million, compared with $11.3 million at December 31, 2011. OREO increased $3.7 million during the quarter as additions of $5.4 million exceeded resolutions and valuation adjustments during the quarter of $1.7 million. Additions to OREO were driven primarily by three land development relationships totaling $3.4 million in the aggregate.

OREO originating from covered loans was $41.5 million at March 31, 2012, compared with $44.8 million at December 31, 2011. Covered OREO decreased $3.3 million during the quarter as additions of $5.4 million were offset by resolutions and valuation adjustments of $8.7 million.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of March 31, 2012, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2012	2011
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
NONPERFORMING LOANS, NONPERFORMING ASSETS, AND UNDERPERFORMING ASSETS
Nonaccrual loans
Commercial	$5,936	$7,809	$10,792	$9,811	$9,918
Real estate - construction	7,005	10,005	13,844	13,237	14,199
Real estate - commercial	35,581	28,349	26,408	26,213	30,846
Real estate - residential	5,131	5,692	5,507	4,564	4,419
Installment	377	371	322	335	262
Home equity	1,915	2,073	2,277	2,376	2,404
Total nonaccrual loans	55,945	54,299	59,150	56,536	62,048
Troubled debt restructurings (TDRs)
Accruing	9,495	4,009	4,712	3,039	3,923
Nonaccrual	17,205	18,071	12,571	14,443	14,609
Total TDRs	26,700	22,080	17,283	17,482	18,532
Total nonperforming loans	82,645	76,379	76,433	74,018	80,580
Other real estate owned (OREO)	15,036	11,317	12,003	16,313	14,953
Total nonperforming assets	97,681	87,696	88,436	90,331	95,533
Accruing loans past due 90 days or more	203	191	235	149	241
Total underperforming assets	$97,884	$87,887	$88,671	$90,480	$95,774
Total classified assets	$154,684	$162,372	$172,581	$184,786	$185,738

CREDIT QUALITY RATIOS (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	88.37%	96.83%	92.20%	94.93%	86.46%
Nonaccrual loans plus nonaccrual TDRs	67.58%	72.65%	76.04%	75.62%	69.98%
Nonperforming loans	59.82%	68.84%	71.35%	72.51%	66.57%
Total ending loans	1.67%	1.77%	1.86%	1.92%	1.93%
Nonperforming loans to total loans	2.79%	2.57%	2.60%	2.65%	2.90%
Nonperforming assets to
Ending loans, plus OREO	3.28%	2.94%	3.00%	3.22%	3.42%
Total assets, including covered assets	1.52%	1.31%	1.40%	1.50%	1.51%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.96%	2.81%	2.84%	3.11%	3.28%
Total assets, including covered assets	1.37%	1.25%	1.32%	1.44%	1.45%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

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

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations and capital expenditures.  Liquidity is monitored and closely managed by ALCO, a group of senior officers from the lending, deposit gathering, finance, risk management and treasury areas. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as to maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans to respond are in place.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings.  First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base.  The deposit base is diversified among individuals, partnerships, corporations, public entities and geographic markets.  This diversification helps First Financial minimize dependence on large concentrations of funding sources.

Capital expenditures, such as banking center expansions and technology investments were $6.8 million and $3.1 million for the first three months of 2012 and 2011, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of March 31, 2012, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, as well as certain government and agency securities, totaling $1.1 billion as collateral for borrowings from the Federal Home Loan Bank (FHLB).  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At both March 31, 2012 and December 31, 2011, the Company had no short-term borrowings from the FHLB.  At March 31, 2012, and December 31, 2011, total long-term borrowings from the FHLB were $10.7 million and $11.5 million, respectively.  The total remaining borrowing capacity from the FHLB at March 31, 2012, was $333.4 million.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $736.3 million at March 31, 2012.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.6 million at March 31, 2012.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At March 31, 2012, in addition to liquidity on hand of $150.1 million, First Financial had unused and available overnight wholesale funding of $2.6 billion, or approximately 40.8% of total assets, to fund any significant deposit runoff that may occur as a result of the Company's deposit rationalization efforts and from markets that the Company is exiting, or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $18.3 million for the first three months of 2012.  As of March 31, 2012, First Financial’s subsidiaries had retained earnings of $350.5 million of which $29.3 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $112.5 million in cash as of March 31, 2012, which is approximately three times the Company’s annual base shareholder dividend (currently $0.60 per share) and operating expenses. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

Until its prepayment during the second quarter 2011, First Financial made quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  The trust preferred securities were redeemed on June 30, 2011, and therefore, there was no interest expense associated with the junior subordinated debentures for the last six months of 2011 or during 2012. For the three months ended March 31, 2011, interest expense related to this other long-term debt totaled $0.2 million.

CAPITAL

Risk-Based Capital. First Financial and its subsidiary, First Financial Bank, are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate regulatory action.

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2012, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2012, and December 31, 2011, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's category.

First Financial’s Tier I capital is comprised of total shareholders’ equity less unrealized gains and losses on investment securities available-for-sale accounted for under FASB ASC Topic 320, Investments-Debt and Equity Securities, and any amounts resulting from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, that is recorded within accumulated other comprehensive income (loss), intangible assets, and any valuation related to mortgage servicing rights.  Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.

For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for total risk-based capital including intangible assets and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

Consolidated regulatory capital ratios at March 31, 2012, included the leverage ratio of 9.94%, Tier 1 ratio of 17.18%, and total capital ratio of 18.45%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $388.0 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.66% at March 31, 2012 as compared to 9.23% at December 31, 2011.

The following table illustrates the actual and required capital amounts and ratios as of March 31, 2012 and December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk-weighted assets
Consolidated	$684,838	18.45%	$296,884	8.00%	N/A	N/A
First Financial Bank	579,980	15.66%	296,252	8.00%	$370,315	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	637,612	17.18%	148,442	4.00%	N/A	N/A
First Financial Bank	525,492	14.19%	148,126	4.00%	222,189	6.00%

Tier 1 capital to average assets
Consolidated	637,612	9.94%	256,678	4.00%	N/A	N/A
First Financial Bank	525,492	8.20%	256,353	4.00%	320,441	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets
Consolidated	$683,255	18.74%	$291,632	8.00%	N/A	N/A
First Financial Bank	578,042	15.89%	290,992	8.00%	363,740	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	636,836	17.47%	145,816	4.00%	N/A	N/A
First Financial Bank	524,363	14.42%	145,496	4.00%	218,244	6.00%

Tier 1 capital to average assets
Consolidated	636,836	9.87%	258,122	4.00%	N/A	N/A
First Financial Bank	524,363	8.13%	258,035	4.00%	322,543	5.00%

Shelf Registrations. On April 28, 2011, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration allows First Financial to raise capital from time to time through the sale of various types of securities, subject to approval by the Company's board of directors.

Share Repurchases. First Financial had no share repurchase activity under publicly announced plans in 2012 or 2011.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2011 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2012.

ACCOUNTING AND REGULATORY MATTERS

Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2012 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this news release which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by First Financial with the SEC, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of First Financial or its management or board of directors and statements of future economic performances and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "likely," "expected," "intends," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Management's analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest-rate risk. Interest-rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial's board of directors establishes policy limits with respect to interest rate risk. First Financial's Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital.

Interest-rate risk for First Financial's Consolidated Balance Sheets consists of repricing, option and basis risks.  Repricing risk results from differences in the maturity, or repricing, of interest-bearing assets and liabilities.  Option risk in financial instruments arises from embedded options such as loan prepayments, early withdrawal of certificates of deposits, and calls on investments and debt instruments that are primarily driven by third party or client behavior.  Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the net interest margin.  Basis risk is also present in managed rate liabilities, such as interest-bearing checking accounts and savings accounts, where historical pricing relationships to market rates may change due to the level or directional change in market interest rates or competitive pressures.

The interest rate risk position is measured and monitored using income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks. First Financial uses economic value of equity sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  Economic value of equity (EVE) is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Deposit premiums are based on external industry studies and historical experience.

Presented below is the estimated impact on First Financial’s net interest income (NII) and EVE position as of March 31, 2012, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(7.49)%	0.32%	3.36%
NII-Year 2	(8.23)%	2.97%	7.22%
EVE	(15.18)%	1.08%	4.91%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  At March 31, 2012, First Financial modified its net interest income base-case scenario by assuming a static balance sheet utilizing market expectations of interest rates in forward periods, whereas previously the Company's base-case scenario incorporated balance sheet growth while utilizing static interest rates. In addition, the Company internally evaluates the impact of yield curve twist scenarios (i.e. flattening, steepening and inversions of the yield curve) on net interest income and economic value of equity. First Financial's projected results for earnings at risk and long-term EVE indicate the Company remains in a modestly asset-sensitive position, which is consistent with prior results.  First Financial continues to refine the assumptions used in its interest rate risk modeling. First Financial is managing its balance sheet with a bias toward asset sensitivity given the outlook for future interest rates.

The interest rate risk analysis provides a framework as to what First Financial's overall sensitivity is as of the Company's most recent reported position. Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies. Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 100 basis points scenario.

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
Except as set forth below, there have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

With respect to the matter titled The Western and Southern Life Insurance Company, et al., vs. DLJ Mortgage Capital, Inc., et. al, Hamilton County, Ohio, Court of Common Pleas, Case No. A1105352, on April 10, 2012, plaintiffs voluntarily dismissed, without prejudice, the claims against IHE Funding Corporation II, a former Irwin Union Bank-related entity acquired by First Financial Bank from the FDIC as receiver for Irwin Union Bank and Trust Company. Plaintiffs did not dismiss claims against any other defendants. Because the claims were dismissed without prejudice, the plaintiffs are free to re-file an action at a later date.

Item 1A.	Risk Factors.
There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2012.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	2,164	17.75	NA	NA
Stock Plans	101,073	17.70	NA	NA
February 1 to February 29, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	71,634	17.54	NA	NA
March 1 to March 31, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	7,505	16.95	NA	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,164	$17.75	NA
Stock Plans	180,212	$17.61	NA

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

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.  No shares were repurchased under this plan in 2012.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/25/2000	7,507,500	2,538,395	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	Terms of the First Financial Bancorp Executive Short-Term Incentive Plan (2012) (incorporated herein by reference to the Form 8-K filed on March 2, 2012).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail*.

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ John M. Gavigan
J. Franklin Hall		John M. Gavigan
Executive Vice President, Chief Financial Officer		First Vice President and Corporate Controller
and Chief Operating Officer		(Principal Accounting Officer)

Date	5/8/2012	Date	5/8/2012