Form 10-Q
period 2012-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2012-08-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common stock, No par value	58,502,668

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$126,392	$149,653
Interest-bearing deposits with other banks	9,187	375,398
Investment securities available-for-sale, at market value (cost $706,703 at June 30, 2012 and $1,421,490 at December 31, 2011)	724,518	1,441,846
Investment securities held-to-maturity (market value $877,832 at June 30, 2012 and $2,893 at December 31, 2011)	873,538	2,664
Other investments	71,492	71,492
Loans held for sale	20,971	24,834
Loans:
Commercial	823,890	856,981
Real estate-construction	86,173	114,974
Real estate-commercial	1,321,446	1,233,067
Real estate-residential	292,503	287,980
Installment	61,590	67,543
Home equity	365,413	358,960
Credit card	31,486	31,631
Lease financing	30,109	17,311
Total loans, excluding covered loans	3,012,610	2,968,447
Less: Allowance for loan and lease losses	50,952	52,576
Net loans - uncovered	2,961,658	2,915,871
Covered loans	903,862	1,053,244
Less: Allowance for loan and lease losses	48,327	42,835
Net loans – covered	855,535	1,010,409
Net loans	3,817,193	3,926,280
Premises and equipment	142,744	138,096
Goodwill	95,050	95,050
Other intangibles	9,195	10,844
FDIC indemnification asset	146,765	173,009
Accrued interest and other assets	245,632	262,345
Total assets	$6,282,677	$6,671,511

Liabilities
Deposits:
Interest-bearing	$1,154,852	$1,317,339
Savings	1,543,619	1,724,659
Time	1,331,758	1,654,662
Total interest-bearing deposits	4,030,229	4,696,660
Noninterest-bearing	1,071,520	946,180
Total deposits	5,101,749	5,642,840
Federal funds purchased and securities sold under agreements to repurchase	73,919	99,431
Federal Home Loan Bank short-term borrowings	176,000	0
Total short-term borrowings	249,919	99,431
Long-term debt	75,120	76,544
Total borrowed funds	325,039	175,975
Accrued interest and other liabilities	139,101	140,475
Total liabilities	5,565,889	5,959,290

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2012 and 2011	576,929	579,871
Retained earnings	331,315	331,351
Accumulated other comprehensive loss	(18,172)	(21,490)
Treasury stock, at cost, 10,217,338 shares in 2012 and 10,463,677 shares in 2011	(173,284)	(177,511)
Total shareholders' equity	716,788	712,221
Total liabilities and shareholders' equity	$6,282,677	$6,671,511

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$63,390	$71,929	$129,826	$145,945
Investment securities
Taxable	10,379	7,080	20,896	13,883
Tax-exempt	121	192	255	390
Total interest on investment securities	10,500	7,272	21,151	14,273
Other earning assets	(1,967)	(1,384)	(3,957)	(2,338)
Total interest income	71,923	77,817	147,020	157,880
Interest expense
Deposits	6,381	10,767	14,097	22,167
Short-term borrowings	37	49	49	94
Long-term borrowings	675	937	1,355	2,026
Subordinated debentures and capital securities	0	197	0	391
Total interest expense	7,093	11,950	15,501	24,678
Net interest income	64,830	65,867	131,519	133,202
Provision for loan and lease losses - uncovered	8,364	5,756	11,622	6,403
Provision for loan and lease losses - covered	6,047	23,895	18,998	49,911
Net interest income after provision for loan losses	50,419	36,216	100,899	76,888

Noninterest income
Service charges on deposit accounts	5,376	4,883	10,285	9,493
Trust and wealth management fees	3,377	3,507	7,168	7,432
Bankcard income	2,579	2,328	5,115	4,483
Net gains from sales of loans	1,132	854	2,072	1,843
FDIC loss sharing income	8,280	21,643	21,096	45,078
Accelerated discount on covered loans	3,764	4,756	7,409	10,539
Other	9,037	3,147	12,325	5,908
Total noninterest income	33,545	41,118	65,470	84,776

Noninterest expenses
Salaries and employee benefits	29,048	25,123	57,909	52,693
Net occupancy	5,025	4,493	10,407	11,353
Furniture and equipment	2,323	2,581	4,567	5,134
Data processing	2,076	1,453	3,977	2,691
Marketing	1,238	1,402	2,392	2,643
Communication	913	753	1,807	1,567
Professional services	2,151	3,095	4,298	5,322
State intangible tax	970	1,236	1,996	2,601
FDIC expense	1,270	1,152	2,433	3,273
Loss - Other real estate owned	313	163	1,309	3,485
Loss - Covered other real estate owned	1,233	2,621	2,525	5,733
Loss sharing expense	3,085	755	4,836	814
Other	7,814	7,670	14,781	12,978
Total noninterest expenses	57,459	52,497	113,237	110,287
Income before income taxes	26,505	24,837	53,132	51,377
Income tax expense	8,703	8,864	18,336	18,197
Net income	$17,802	$15,973	$34,796	$33,180

Net earnings per common share - basic	$0.31	$0.28	$0.60	$0.58
Net earnings per common share - diluted	$0.30	$0.27	$0.59	$0.57
Cash dividends declared per share	$0.29	$0.12	$0.60	$0.24
Average common shares outstanding - basic	57,933,281	57,694,792	57,864,269	57,642,970
Average common shares outstanding - diluted	58,958,279	58,734,662	58,921,689	58,722,448

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$17,802	$15,973	$34,796	$33,180
Other comprehensive income, net of tax:
Unrealized gains on investment securities arising during the period	157	3,720	2,596	2,913
Change in retirement obligation	355	265	710	529
Unrealized gain on derivatives	0	379	0	391
Foreign currency exchange	3	66	12	309
Other comprehensive income	515	4,430	3,318	4,142
Comprehensive income	$18,317	$20,403	$38,114	$37,322

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2011	68,730,731	$580,097	$310,271	$(12,044)	(10,665,754)	$(180,930)	$697,394
Net income			33,180				33,180
Other comprehensive income				4,142			4,142
Cash dividends declared :
Common stock at $0.24 per share			(13,996)				(13,996)
Excess tax benefit on share-based compensation		156					156
Exercise of stock options, net of shares purchased		(228)			12,808	217	(11)
Restricted stock awards, net of forfeitures		(3,974)			181,655	3,066	(908)
Share-based compensation expense		1,805					1,805
Balances at June 30, 2011	68,730,731	$577,856	$329,455	$(7,902)	(10,471,291)	$(177,647)	$721,762
Balances at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			34,796				34,796
Other comprehensive income				3,318			3,318
Cash dividends declared :
Common stock at $0.60 per share			(34,832)				(34,832)
Excess tax benefit on share-based compensation		348					348
Exercise of stock options, net of shares purchased		(914)			57,604	977	63
Restricted stock awards, net of forfeitures		(4,318)			188,735	3,250	(1,068)
Share-based compensation expense		1,942					1,942
Balances at June 30, 2012	68,730,731	$576,929	$331,315	$(18,172)	(10,217,338)	$(173,284)	$716,788

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Operating activities
Net income	$34,796	$33,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	30,620	56,314
Depreciation and amortization	7,669	5,779
Stock-based compensation expense	1,942	1,805
Pension income	(285)	(700)
Net amortization of premiums/accretion of discounts on investment securities	4,902	1,710
Originations of loans held for sale	(102,950)	(59,692)
Net gains from sales of loans held for sale	(2,072)	(1,843)
Proceeds from sales of loans held for sale	106,803	82,004
Deferred income taxes	(2,670)	(6,643)
Decrease in interest receivable	3,341	646
Decrease (increase) in cash surrender value of life insurance	2,039	(629)
Increase in prepaid expenses	1,109	3,291
Decrease in indemnification asset	26,244	29,535
Decrease in accrued expenses	(2,932)	(22,272)
Decrease in interest payable	(993)	(1,124)
Other	4,928	5,614
Net cash provided by operating activities	112,491	126,975

Investing activities
Proceeds from calls, paydowns and maturities of securities available-for-sale	126,901	198,811
Purchases of securities available-for-sale	(331,300)	(410,845)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	50,122	11,665
Net decrease in interest-bearing deposits with other banks	366,211	29,844
Net (increase) decrease in loans and leases, excluding covered loans	(62,600)	14,756
Net decrease in covered assets	128,100	198,782
Proceeds from disposal of other real estate owned	22,537	18,947
Purchases of premises and equipment	(10,779)	(4,613)
Net cash provided by investing activities	289,192	57,347

Financing activities
Net decrease in total deposits	(541,091)	(171,839)
Net increase in short-term borrowings	150,488	45,449
Payments on long-term borrowings	(1,410)	(26,611)
Redemption of other long-term debt	0	(20,620)
Cash dividends paid on common stock	(33,571)	(12,748)
Proceeds from exercise of stock options	292	60
Excess tax benefit on share-based compensation	348	156
Net cash used in financing activities	(424,944)	(186,153)

Cash and due from banks:
Net decrease in cash and due from banks	(23,261)	(1,831)
Cash and due from banks at beginning of period	149,653	105,981
Cash and due from banks at end of period	$126,392	$104,150

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial or the Company), all material adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial, a bank holding company, principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary – First Financial Bank, N.A. (First Financial Bank or the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to the current period’s presentation and had no effect on net earnings.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from those estimates.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2011.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited financial statements in the Company’s 2011 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements), which simplified the accounting for arrangements such as repurchase and securities lending agreements. The collateral maintenance requirement will be eliminated from the assessment of effective control, which could result in more transactions being accounted for as secured borrowings rather than sales. The assessment of effective control will focus on a transferor's contractual rights and obligations, not the amount of collateral obtained to repurchase or redeem the transferred financial asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets, and thus accounts for the transfer as a secured borrowing, if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and all of the conditions already described in FASB ASC Topic 860, Transfers and Servicing, are met. The provisions of ASU 2011-03 became effective for First Financial for the interim reporting period ended March 31, 2012. This update did not have a material impact on the Consolidated Financial Statements.

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

NOTE 3:  BUSINESS COMBINATIONS

On September 23, 2011, First Financial Bank completed the purchase of 16 Ohio-based retail banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. First Financial recorded $17.1 million of goodwill related to the Liberty banking center acquisition.

Loans acquired in conjunction with the Liberty banking center acquisition were evaluated for impairment in accordance with FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. First Financial determined that the acquired loans were not impaired and is accounting for them under FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.

On December 2, 2011, First Financial Bank completed the purchase of 22 Indiana-based retail banking centers from Flagstar Bank, FSB (Flagstar) and assumed approximately $464.7 million of deposits at their estimated fair value. First Financial also acquired $6.6 million of fixed assets at estimated fair value and paid Flagstar a $22.5 million net deposit premium. Assets acquired in this transaction are not subject to a loss share agreement. First Financial recorded $26.1 million of goodwill related to the Flagstar banking center acquisition.

The Liberty and Flagstar banking center acquisitions were accounted for in accordance with FASB ASC Topic 805, Business Combinations. The fair values of assets and liabilities acquired in a business combination are subject to refinement for up to one year after the closing date of the acquisition (the measurement period) as information relative to closing date fair values becomes available.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date and are subject to refinement for up to one year as additional information relative to initial estimated fair value data becomes available. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial recorded additions to goodwill in 2011 of $17.1 million related to the Liberty banking center acquisition and $26.1 million related to the Flagstar banking center acquisition. First Financial expects all the goodwill resulting from these acquisitions to be deductible for tax purposes.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2011, and no impairment was indicated.  As of June 30, 2012, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. First Financial recorded $4.0 million of core deposit intangibles associated with the Liberty banking center acquisition and $3.0 million of core deposit intangibles associated with the Flagstar banking center acquisition during 2011, contributing to a total of $9.9 million of core deposit intangibles as of December 31, 2011. As of June 30, 2012, core deposit intangibles were $8.6 million. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.3 years.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to assist them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  GAAP does not require these financial instruments to be recorded in the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows.

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

Letters of credit. These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $16.8 million and $20.0 million at June 30, 2012, and December 31, 2011, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.2 billion at June 30, 2012, and $1.2 billion at December 31, 2011.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments.

Contingencies/Litigation. The Company and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters, and the Company has a number of unresolved claims pending. In addition, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, the Company believes that damages, if any, and other amounts relating to pending matters are not likely to be material to its consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC

Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 6:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2012.

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Securities of U.S. government agencies and corporations	$21,080	$259	$0	$21,339	$25,773	$344	$0	$26,117
Mortgage-backed securities	850,309	5,900	(2,135)	854,074	622,251	16,823	(107)	638,967
Obligations of state and other political subdivisions	2,149	270	0	2,419	7,571	93	(1)	7,663
Other securities	0	0	0	0	51,108	879	(216)	51,771
Total	$873,538	$6,429	$(2,135)	$877,832	$706,703	$18,139	$(324)	$724,518

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2011.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$45,757	$433	$0	$46,190
Mortgage-backed securities	90	2	0	92	1,344,015	21,394	(2,031)	1,363,378
Obligations of state and other political subdivisions	2,574	227	0	2,801	9,270	121	(5)	9,386
Other securities	0	0	0	0	22,448	530	(86)	22,892
Total	$2,664	$229	$0	$2,893	$1,421,490	$22,478	$(2,122)	$1,441,846

The following is a summary of investment securities by estimated maturity as of June 30, 2012.

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$699	$713	$56,125	$56,038
Due after one year through five years	602,928	603,210	548,361	562,663
Due after five years through ten years	208,808	211,892	69,761	71,627
Due after ten years	61,103	62,017	32,456	34,190
Total	$873,538	$877,832	$706,703	$724,518

The following tables present the age of gross unrealized loss and associated fair value by investment category.

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$245,450	$(2,164)	$26,070	$(78)	$271,520	$(2,242)
Obligations of state and other political subdivisions	0	0	401	(1)	401	(1)
Other securities	31,001	(216)	17	0	31,018	(216)
Total	$276,451	$(2,380)	$26,488	$(79)	$302,939	$(2,459)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	$343,883	$(1,938)	$29,562	$(93)	$373,445	$(2,031)
Obligations of state and other political subdivisions	0	0	2,278	(5)	2,278	(5)
Other securities	9,133	(86)	17	0	9,150	(86)
Total	$353,016	$(2,024)	$31,857	$(98)	$384,873	$(2,122)

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

	Fair Value Hedges
(Dollars in thousands)	June 30, 2012	December 31, 2011
Instruments associated with loans:
Total notional value	$890,200	$775,328

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the macro interest rate risk profile of the Company. These agreements establish the notional amount, or basis on which interest rate payments are exchanged with counterparties.

As only interest rate payments are exchanged, cash requirements and credit risk are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instrument. First Financial manages this market value credit risk through borrower and counterparty credit policies. First Financial's counterparty credit policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At June 30, 2012, the Company had a total counterparty notional amount outstanding of approximately $453.6 million, spread among eight counterparties, with an outstanding liability from these contracts of $28.3 million. At December 31, 2011, the Company had a total counterparty notional amount outstanding of approximately $396.4 million, spread among seven counterparties, with an outstanding liability from these contracts of $27.3 million.

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

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $23.5 million and $24.4 million at June 30, 2012, and December 31, 2011, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		June 30, 2012			December 31, 2011
			Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Fair Value Hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$16,932	$0	$(2,079)	$17,456	$0	$(2,263)
Matched interest rate swaps with borrower	Accrued interest and other assets	436,634	25,813	0	378,936	24,566	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	436,634	0	(26,936)	378,936	0	(25,860)
Total		$890,200	$25,813	$(29,015)	$775,328	$24,566	$(28,123)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2012:

				Weighted-Average Rate
(Dollars in thousands)	Notional Amount	Average Maturity (years)	Fair Value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$16,932	3.8	$(2,079)	2.21%	6.73%
Receive fixed, matched interest rate swaps with borrower	436,634	4.5	25,813	5.35%	2.95%
Pay fixed, matched interest rate swaps with counterparty	436,634	4.5	(26,936)	2.95%	5.35%
Total swap portfolio	$890,200	4.5	$(3,202)	4.11%	4.20%

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. First Financial had no derivative instruments designated as cash flow hedges at June 30, 2012.

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

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest Income
(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivatives in fair value hedging relationships	Classification of change in fair value	June 30,		June 30,
		2012	2011	2012	2011
Interest Rate Contracts
Loans	Interest Income - Loans	$(192)	$(236)	$(388)	$(471)
Total		$(192)	$(236)	$(388)	$(471)

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets includes overnight advances from the Federal Loan Home Bank (FHLB). First Financial had $176.0 million in short-term borrowings with the FHLB at June 30, 2012 as a result of managing the Company's normal liquidity needs and on-going deposit rationalization strategies.

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

The following is a summary of long-term debt:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$10,120	3.80%	$11,544	3.80%
National Market Repurchase Agreement	65,000	3.50%	65,000	3.50%
Total long-term debt	$75,120	3.54%	$76,544	3.55%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $162.3 million in additional qualifying debentures under these guidelines.

NOTE 9:  LOANS (excluding covered loans)

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. Lending activities are primarily concentrated in Ohio, Indiana and Kentucky, states where the Bank currently operates banking centers. Additionally, First Financial provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector throughout the United States.

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

Doubtful - First Financial assigns a doubtful rating to loans and leases with all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$769,837	$70,832	$1,207,757	$2,048,426
Special Mention	30,583	412	34,497	65,492
Substandard	23,470	14,929	79,192	117,591
Doubtful	0	0	0	0
Total	$823,890	$86,173	$1,321,446	$2,231,509

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$285,883	$61,271	$363,132	$61,595	$771,881
Nonperforming	6,620	319	2,281	0	9,220
Total	$292,503	$61,590	$365,413	$61,595	$781,101

	As of December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$799,471	$89,072	$1,110,718	$1,999,261
Special Mention	37,547	1,751	28,994	68,292
Substandard	19,435	24,151	93,355	136,941
Doubtful	528	0	0	528
Total	$856,981	$114,974	$1,233,067	$2,205,022

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$279,958	$67,136	$356,887	$48,942	$752,923
Nonperforming	8,022	407	2,073	0	10,502
Total	$287,980	$67,543	$358,960	$48,942	$763,425

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of June 30, 2012
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$948	$77	$6,385	$7,410	$816,480	$823,890	$0
Real estate - construction	1,968	2	6,872	8,842	77,331	86,173	0
Real estate - commercial	7,514	3,965	18,146	29,625	1,291,821	1,321,446	0
Real estate - residential	6,897	1,771	5,963	14,631	277,872	292,503	0
Installment	215	188	316	719	60,871	61,590	0
Home equity	1,357	712	2,026	4,095	361,318	365,413	0
All other	259	171	143	573	61,022	61,595	143
Total	$19,158	$6,886	$39,851	$65,895	$2,946,715	$3,012,610	$143

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,964	$96	$7,473	$10,533	$846,448	$856,981	$0
Real estate - construction	47	0	17,004	17,051	97,923	114,974	0
Real estate - commercial	4,940	2,102	16,654	23,696	1,209,371	1,233,067	0
Real estate - residential	8,602	236	7,012	15,850	272,130	287,980	0
Installment	437	53	355	845	66,698	67,543	0
Home equity	1,304	246	1,637	3,187	355,773	358,960	0
All other	495	231	191	917	48,025	48,942	191
Total	$18,789	$2,964	$50,326	$72,079	$2,896,368	$2,968,447	$191

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed on nonaccrual status. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

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

First Financial had 90 TDRs totaling $20.1 million at June 30, 2012, including $9.9 million on accrual status and $10.2 million of loans classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs. At June 30, 2012, the allowance for loan and lease losses included reserves of $2.4 million related to TDRs. For the three and six months ended June 30, 2012, First Financial charged off $2.1 million and $4.7 million for the portion of TDRs determined to be uncollectible. Additionally, at June 30, 2012, approximately $1.8 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 78 TDRs totaling $22.1 million at December 31, 2011, including $4.0 million of loans on accrual status and $18.1 million of loans classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs. At December 31, 2011, the allowance for loan and lease losses included reserves of $4.3 million related to TDRs. At December 31, 2011, approximately $1.3 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following table provides information on loan modifications classified as TDRs during the three and six months ended June 30, 2012.

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Total TDRs			Total TDRs
(Dollars in thousands)	Number of Loans	Pre-Modification Loan Balance	Period End Balance	Number of Loans	Pre-Modification Loan Balance	Period End Balance
Commercial	2	$66	$66	10	$4,571	$4,562
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	8	909	901	14	4,749	4,718
Real estate - residential	2	164	166	2	164	166
Installment	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Total	12	$1,139	$1,133	26	$9,484	$9,446

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2012.

	June 30, 2012 (2)
(Dollars in thousands)	Three Months Ended	Six Months Ended
Extended maturities	$406	$7,260
Adjusted interest rates	166	166
Combination of rate and maturity changes	468	563
Forbearance	93	1,236
Other (1)	0	221
Total	$1,133	$9,446

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

There was one loan modification classified as a TDR in the last twelve months that experienced a payment default during the six months ended June 30, 2012. It was a commercial loan with a balance of $1.0 million as of June 30, 2012.

Impaired Loans. Loans placed in nonaccrual status and TDRs are considered impaired. The following table provides information on nonaccrual, TDRs and total impaired loans:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Impaired loans
Nonaccrual loans
Commercial	$12,065	$7,809
Real estate-construction	7,243	10,005
Real estate-commercial	36,116	28,349
Real estate-residential	5,069	5,692
Installment	319	371
Home equity	2,281	2,073
Nonaccrual loans	63,093	54,299
Troubled debt restructurings
Accruing	9,909	4,009
Nonaccrual	10,185	18,071
Total troubled debt restructurings	20,094	22,080
Total impaired loans	$83,187	$76,379

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,259	$1,304	$2,589	$2,713
Interest included in income
Nonaccrual loans	140	105	349	250
Troubled debt restructurings	148	84	231	166
Total interest included in income	288	189	580	416
Net impact on interest income	$971	$1,115	$2,009	$2,297

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$9,239	$11,621	$0	$8,461	$92	$37
Real estate - construction	5,524	6,350	0	5,590	10	5
Real estate - commercial	17,362	21,842	0	15,161	102	67
Real estate - residential	7,930	9,096	0	8,203	35	19
Installment	432	461	0	470	1	0
Home equity	2,281	2,557	0	2,123	4	2

Loans with an allowance recorded
Commercial	8,907	9,972	3,179	5,305	87	72
Real estate - construction	3,001	5,109	1,261	7,292	59	14
Real estate - commercial	26,151	30,048	8,764	25,590	170	63
Real estate - residential	2,259	2,263	295	2,475	20	9
Installment	0	0	0	0	0	0
Home equity	101	101	2	67	0	0

Total
Commercial	18,146	21,593	3,179	13,766	179	109
Real estate - construction	8,525	11,459	1,261	12,882	69	19
Real estate - commercial	43,513	51,890	8,764	40,751	272	130
Real estate - residential	10,189	11,359	295	10,678	55	28
Installment	432	461	0	470	1	0
Home equity	2,382	2,658	2	2,190	4	2
Total	$83,187	$99,420	$13,501	$80,737	$580	$288

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$6,351	$8,387	$0	$7,337	$62
Real estate - construction	6,289	11,129	0	5,657	2
Real estate - commercial	14,999	22,718	0	18,306	249
Real estate - residential	8,639	9,580	0	6,848	66
Installment	485	526	0	356	5
Home equity	2,073	2,206	0	2,337	10

Loans with an allowance recorded
Commercial	4,131	4,267	3,205	3,683	15
Real estate - construction	11,098	13,905	2,578	13,731	92
Real estate - commercial	19,521	26,357	6,441	15,484	225
Real estate - residential	2,692	2,705	313	3,630	37
Installment	0	0	0	15	1
Home Equity	101	101	2	81	3

Total
Commercial	10,482	12,654	3,205	11,020	77
Real estate - construction	17,387	25,034	2,578	19,388	94
Real estate - commercial	34,520	49,075	6,441	33,790	474
Real estate - residential	11,331	12,285	313	10,478	103
Installment	485	526	0	371	6
Home equity	2,174	2,307	2	2,418	13
Total	$76,379	$101,881	$12,539	$77,465	$767

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

Changes in OREO were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$15,036	$14,953	$11,317	$17,907
Additions
Commercial	808	1,087	5,349	1,087
Residential	992	1,483	1,914	2,193
Total additions	1,800	2,570	7,263	3,280
Disposals
Commercial	550	72	1,012	304
Residential	313	907	612	1,052
Total disposals	863	979	1,624	1,356
Write-downs
Commercial	182	197	1,140	3,341
Residential	103	34	128	177
Total write-downs	285	231	1,268	3,518
Balance at end of period	$15,688	$16,313	$15,688	$16,313

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

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired covered loans:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Loans Accounted For Under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total Purchased Loans	Loans Accounted For Under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total Purchased Loans
Commercial	$133,165	$8,844	$142,009	$182,625	$13,267	$195,892
Real estate - construction	15,333	0	15,333	17,120	0	17,120
Real estate - commercial	548,626	8,047	556,673	627,257	9,787	637,044
Real estate - residential	111,720	0	111,720	121,117	0	121,117
Installment	10,791	850	11,641	12,123	1,053	13,176
Home equity	3,330	59,832	63,162	4,146	60,832	64,978
Other covered loans	0	3,324	3,324	0	3,917	3,917
Total covered loans	$822,965	$80,897	$903,862	$964,388	$88,856	$1,053,244

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees and penalties, was $1.3 billion and $1.6 billion as of June 30, 2012 and December 31, 2011, respectively.

Changes in the carrying amount of accretable yield for loans accounted for under FASB ASC Topic 310-30 were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period (1)	$313,669	$461,290	$344,410	$509,945
Reclassification from non-accretable difference	9,058	11,229	23,442	33,206
Accretion	(24,025)	(31,818)	(49,944)	(66,279)
Other net activity (2)	(15,406)	(18,920)	(34,612)	(55,091)
Balance at end of period	$283,296	$421,781	$283,296	$421,781

(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method
(2)   Includes the impact of loan repayments and charge-offs

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 9 - Loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$74,047	$2,363	$277,046	$353,456
Special Mention	18,490	3,325	63,192	85,007
Substandard	45,598	9,645	216,168	271,411
Doubtful	3,874	0	267	4,141
Total	$142,009	$15,333	$556,673	$714,015

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$111,720	$11,641	$61,614	$3,309	$188,284
Nonperforming	0	0	1,548	15	1,563
Total	$111,720	$11,641	$63,162	$3,324	$189,847

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$113,201	$2,506	$340,889	$456,596
Special Mention	22,468	3,597	63,880	89,945
Substandard	52,103	11,017	230,870	293,990
Doubtful	8,120	0	1,405	9,525
Total	$195,892	$17,120	$637,044	$850,056

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$121,117	$13,176	$63,231	$3,899	$201,423
Nonperforming	0	0	1,747	18	1,765
Total	$121,117	$13,176	$64,978	$3,917	$203,188

First Financial reviewed its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 during the first quarter of 2012. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference during the second quarter of 2012 and 2011 of $9.1 million and $11.2 million, respectively and $23.4 million and $33.2 million for the six months ended June 30, 2012, and 2011, respectively. These reclassifications resulted in yield adjustments on these loan pools on a prospective basis. The Company also recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Improved cash flow expectations for loan pools that were impaired during prior periods is recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. For further detail on impairment and provision expense related to loans accounted for under FASB ASC Topic 310-30, see "Covered Loans" under Note 11 - Allowance for Loan and Lease Losses.

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

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$102	$66	$2,577	$2,745	$6,099	$8,844	$0
Real estate - commercial	0	195	867	1,062	6,985	8,047	0
Installment	0	0	0	0	850	850	0
Home equity	797	218	1,645	2,660	57,172	59,832	0
All other	27	16	80	123	3,201	3,324	65
Total	$926	$495	$5,169	$6,590	$74,307	$80,897	$65

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$73	$294	$6,490	$6,857	$6,410	$13,267	$0
Real estate - commercial	184	0	1,870	2,054	7,733	9,787	0
Installment	0	0	0	0	1,053	1,053	0
Home equity	1,344	11	1,679	3,034	57,798	60,832	0
All other	10	6	125	141	3,776	3,917	107
Total	$1,611	$311	$10,164	$12,086	$76,770	$88,856	$107

Nonaccrual. Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, these loans are placed on nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed in nonaccrual status. Any payments received while a loan is in nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Information on covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans
Commercial	$3,199	$7,203
Real estate-commercial	1,523	2,192
Home equity	1,548	1,747
All other	15	18
Total	$6,285	$11,160

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$150	$240	$358	$501
Interest included in income	13	14	61	41
Net impact on interest income	$137	$226	$297	$460

Impaired Loans. Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$3,199	$5,532	$0	$5,228	$51	$8
Real estate - commercial	1,523	3,424	0	2,064	9	5
Home equity	1,548	2,419	0	1,314	1	0
All other	15	15	0	16	0	0
Total	$6,285	$11,390	$0	$8,622	$61	$13

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$7,203	$10,152	$0	$9,873	$47
Real estate - commercial	2,192	4,002	0	2,504	5
Installment	1,747	2,878	0	1,559	6
Home equity	18	18	0	9	0
Total	$11,160	$17,050	$0	$13,945	$58

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

Changes in covered OREO were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$41,489	$33,648	$44,818	$35,257
Additions
Commercial	2,349	10,535	5,099	21,732
Residential	62	944	2,686	1,825
Total additions	2,411	11,479	7,785	23,557
Disposals
Commercial	13,554	2,234	18,559	11,500
Residential	1,811	3,755	2,354	6,091
Total disposals	15,365	5,989	20,913	17,591
Write-downs
Commercial	2,332	1,439	5,416	3,524
Residential	795	1,012	866	1,012
Total write-downs	3,127	2,451	6,282	4,536
Balance at end of period	$25,408	$36,687	$25,408	$36,687

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

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first six months of 2012.

First Financial's policy is to charge-off all or a portion of a commercial loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses for the previous five quarters and year-to-date are presented in the table that follows:

	Three Months Ended					Six months ended
	2012		2011			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2012	2011
Balance at beginning of period	$49,437	$52,576	$54,537	$53,671	$53,645	$52,576	$57,235
Provision for loan losses	8,364	3,258	5,164	7,643	5,756	11,622	6,403
Loans charged off	(7,138)	(6,822)	(7,791)	(7,174)	(6,232)	(13,960)	(10,833)
Recoveries	289	425	666	397	502	714	866
Balance at end of period	$50,952	$49,437	$52,576	$54,537	$53,671	$50,952	$53,671
Allowance for loan and lease losses to total ending loans	1.69%	1.67%	1.77%	1.86%	1.92%	1.69%	1.92%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Six Months Ended June 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	1,263	544	6,966	1,271	(510)	1,847	241	11,622
Gross charge-offs	2,315	2,504	6,055	795	176	1,559	556	13,960
Recoveries	120	0	181	37	198	52	126	714
Total net charge-offs	2,195	2,504	5,874	758	(22)	1,507	430	13,246
Ending allowance for loan and lease losses	$9,357	$2,464	$19,320	$5,507	$1,171	$11,091	$2,042	$50,952
Ending allowance on loans individually evaluated for impairment	$3,179	$1,261	$8,764	$295	$0	$2	$0	$13,501
Ending allowance on loans collectively evaluated for impairment	6,178	1,203	10,556	5,212	1,171	11,089	2,042	37,451
Ending allowance for loan and lease losses	$9,357	$2,464	$19,320	$5,507	$1,171	$11,091	$2,042	$50,952
Loans, excluding covered loans
Ending balance of loans individually evaluated for impairment	$16,326	$8,318	$39,075	$2,920	$0	$101	$0	$66,740
Ending balance of loans collectively evaluated for impairment	807,564	77,855	1,282,371	289,583	61,590	365,312	61,595	2,945,870
Total loans, excluding covered loans	$823,890	$86,173	$1,321,446	$292,503	$61,590	$365,413	$61,595	$3,012,610

	Twelve Months Ended December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	2,825	2,345	13,384	(2,407)	(159)	1,878	1,344	19,210
Gross charge-offs	3,436	6,279	10,382	1,551	526	2,183	1,441	25,798
Recoveries	762	32	309	45	363	117	301	1,929
Total net charge-offs	2,674	6,247	10,073	1,506	163	2,066	1,140	23,869
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Ending allowance on loans individually evaluated for impairment	$3,205	$2,578	$6,441	$313	$0	$2	$0	$12,539
Ending allowance on loans collectively evaluated for impairment	7,084	1,846	11,787	4,681	1,659	10,749	2,231	40,037
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Loans, excluding covered loans
Ending balance of loans individually evaluated for impairment	$8,351	$17,387	$30,708	$3,730	$0	$101	$0	$60,277
Ending balance of loans collectively evaluated for impairment	848,630	97,587	1,202,359	284,250	67,543	358,859	48,942	2,908,170
Total loans, excluding covered loans	$856,981	$114,974	$1,233,067	$287,980	$67,543	$358,960	$48,942	$2,968,447

Covered Loans. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on covered loans as any credit deterioration evident in the loans at the time of acquisition was included in the determination of the fair value of the loans at the acquisition date.

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. Generally, a decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows for a pool of loans are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset.

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

First Financial updated the valuation related to covered loans during the second quarter of 2012, and as a result of impairment in certain loan pools, recognized total provision expense of $6.0 million and realized net charge-offs of $3.9 million during the quarter, resulting in an allowance for covered loan losses of $48.3 million as of June 30, 2012. Additionally, the Company recognized loss share expenses of $4.3 million for the second quarter of 2012 and $7.4 million for the six months ended June 30, 2012 primarily related to attorney fees and losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $8.3 million for the second quarter of 2012 and $21.1 million for the first six months of 2012 was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

For the second quarter of 2011, First Financial recognized provision expense on covered loans of $23.9 million related to net charge-offs of $4.4 million during the period.  The related receivable due from the FDIC under loss share agreements related to these loans of $21.6 million for the second quarter of 2011 and $45.1 million for the first six months of 2011, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

First Financial recognized provision expense on covered loans of $19.0 million and $49.9 million for the first six months of 2012 and 2011, respectively, related to net charge-offs of $13.5 million and $15.4 million during the same periods of 2012 and 2011, respectively.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	June 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$18,187	$26,835	$2,589	$716	$48,327
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$18,187	$26,835	$2,589	$716	$48,327

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,160	$21,930	$1,396	$349	$42,835
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,160	$21,930	$1,396	$349	$42,835

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters and year-to-date were as follows:

	Three Months Ended					Six Months Ended
	2012		2011			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2012	2011
Balance at beginning of period	$46,156	$42,835	$48,112	$51,044	$31,555	$42,835	$16,493
Provision for loan and lease losses	6,047	12,951	6,910	7,260	23,895	18,998	49,911
Loans charged-off	(5,163)	(10,118)	(13,513)	(10,609)	(7,456)	(15,281)	(21,482)
Recoveries	1,287	488	1,326	417	3,050	1,775	6,122
Balance at end of period	$48,327	$46,156	$42,835	$48,112	$51,044	$48,327	$51,044

NOTE 12:  INCOME TAXES

First Financial’s effective tax rate for the second quarter of 2012 was 32.8% compared to 35.7% for the second quarter of 2011. The year-to-date effective tax rate through June 30, 2012 was 34.5% compared to 35.4% for the comparable period in 2011. The decrease in the effective tax rate during the second quarter 2012 was primarily due to a one-time provision to return adjustment related to state income taxes at the subsidiary level.

At June 30, 2012, and December 31, 2011, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2010 have been closed and are no longer subject to U.S. federal income tax examinations. The

2009 tax year had been under examination by the federal taxing authority and was closed during the second quarter of 2012 with no material impact to the Company's financial position and results of operations as a result of this examination.

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

First Financial made no cash contributions to fund the pension plan in 2011 and does not expect to make cash contributions to its pension plan in 2012.  As a result of the plan’s funding status and related actuarial projections for 2012, First Financial recorded income in the first six months of 2012 of $0.3 million, compared to $0.7 million for the same period in 2011. Likewise, First Financial recorded $0.1 million and $0.4 million in the second quarter of 2012 and 2011, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$833	$825	$1,665	$1,650
Interest cost	690	675	1,380	1,350
Expected return on assets	(2,235)	(2,275)	(4,470)	(4,550)
Amortization of prior service cost	(105)	(100)	(210)	(200)
Net actuarial loss	675	525	1,350	1,050
Net periodic benefit income	$(142)	$(350)	$(285)	$(700)

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net actuarial loss	$675	$525	$1,350	$1,050
Amortization of prior service cost	(105)	(100)	(210)	(200)
Deferred tax liabilities	(215)	(160)	(430)	(321)
Net amount recognized in accumulated other comprehensive income (loss)	$355	$265	$710	$529

First Financial also sponsors a defined contribution 401(k) thrift plan which covers substantially all employees. Participants may contribute up to 50.0% of their earnings into the plan, not to exceed applicable limitations prescribed by the Internal Revenue Service. Employer contributions to the Plan are equal to 100.0% of the participant's contribution up to 3.0% of the participant's eligible salary on a before-tax basis, and 50% of the participant's contribution on the next 2.0% of the participant's eligible salary on a before-tax basis, up to a maximum employer contribution of 4.00%. All First Financial matching contributions vest immediately. First Financial contributions to the 401(k) plan are at the discretion of the board of directors.

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

First Financial utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic.  The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models and assistance from the provider’s internal fixed income analysts and trading desk.  The portfolio manager’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices and between the various pricing services.  These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are repriced.  In the event of a materially different price, the portfolio manager will report the variance as a “price challenge” and review the pricing methodology in detail.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2012
Financial assets
Cash and short-term investments	$135,579	$135,579	$135,579	$0	$0
Investment securities held-to-maturity	873,538	877,832	0	877,832	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	20,971	20,971	0	20,971	0
Loans, excluding covered loans	2,961,658	2,960,090	0	0	2,960,090
Covered loans	855,535	876,308	0	0	876,308
FDIC indemnification asset	146,765	129,485	0	0	129,485

Financial liabilities
Deposits
Noninterest-bearing	$1,071,520	$1,071,520	$0	$1,071,520	$0
Interest-bearing demand	1,154,852	1,154,852	0	1,154,852	0
Savings	1,543,619	1,543,619	0	1,543,619	0
Time	1,331,758	1,336,579	0	1,336,579	0
Total deposits	5,101,749	5,106,570	0	5,106,570	0
Short-term borrowings	249,919	249,919	249,919	0	0
Long-term debt	75,120	79,365	0	79,365	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2011
Financial assets
Cash and short-term investments	$525,051	$525,051	$525,051	$0	$0
Investment securities held-to-maturity	2,664	2,893	0	2,893	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	24,834	24,834	0	24,834	0
Loans, excluding covered loans	2,915,871	2,910,825	0	0	2,910,825
Covered loans	1,010,409	1,042,752	0	0	1,042,752
FDIC indemnification asset	173,009	151,114	0	0	151,114

Financial liabilities
Deposits
Noninterest-bearing	$946,180	$946,180	$0	$946,180	$0
Interest-bearing demand	1,317,339	1,317,339	0	1,317,339	0
Savings	1,724,659	1,724,659	0	1,724,659	0
Time	1,654,662	1,664,457	0	1,664,457	0
Total deposits	5,642,840	5,652,635	0	5,652,635	0
Short-term borrowings	99,431	99,431	99,431	0	0
Long-term debt	76,544	81,168	0	81,168	0

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements at June 30, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Derivatives	$0	$25,813	$0	$(25,813)	$0
Available-for-sale investment securities	130	724,388	0	0	724,518
Total	$130	$750,201	$0	$(25,813)	$724,518

Liabilities
Derivatives	$0	$29,015	$0	$(25,813)	$3,202

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis in the consolidated financial statements at June 30, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets
Impaired loans (1)	$0	$0	$28,612
OREO	0	0	4,056
Covered OREO	0	0	15,393

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	June 30, 2012
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gains on investment securities	$4,171	$(1,575)	$2,596	$15,265
Retirement obligation	1,140	(430)	710	(33,426)
Foreign currency translation	12	0	12	(11)
Total	$5,323	$(2,005)	$3,318	$(18,172)

	June 30, 2011
	Transactions
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Balances Net of tax
Unrealized gains on securities available-for-sale	$4,680	$(1,767)	$2,913	$11,977
Unrealized gain on derivatives	628	(237)	391	0
Retirement obligation	850	(321)	529	(20,753)
Foreign currency translation	309	0	309	874
Total	$6,467	$(2,325)	$4,142	$(7,902)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$17,802	$15,973	$34,796	$33,180
Dividends on preferred stock	0	0	0	0
Income available to common shareholders	$17,802	$15,973	$34,796	$33,180
Denominator for basic earnings per share - weighted average shares	57,933,281	57,694,792	57,864,269	57,642,970
Effect of dilutive securities —
Employee stock awards	915,301	945,250	936,550	974,958
Warrants	109,697	94,620	120,870	104,520
Denominator for diluted earnings per share - adjusted weighted average shares	58,958,279	58,734,662	58,921,689	58,722,448
Earnings per share available to common shareholders
Basic	$0.31	$0.28	$0.60	$0.58
Diluted	$0.30	$0.27	$0.59	$0.57

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 737,228 and 434,976 at June 30, 2012 and 2011, respectively.

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of June 30, 2012 and 2011. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.54 and expire on December 23, 2018.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of June 30, 2012 First Financial, through its subsidiaries, operated in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 128 banking centers and 153 ATMs. First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit-based products, deposit accounts, corporate cash management support, and other services to commercial and retail clients.  Additionally, the Bank conducts franchise lending by providing equipment and leasehold improvement financing for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides credit wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

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

First Financial must follow specific servicing and resolution procedures, as outlined in the loss sharing agreements, in order to receive reimbursement from the FDIC for losses on covered assets. The Company has established separate and dedicated teams of legal, finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC. First Financial services all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss sharing agreement.

Covered loans represent approximately 23% of First Financial’s loans at June 30, 2012.

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

As part of the on-going evaluation of its banking center network, First Financial consolidated nine banking centers located in Ohio and Indiana and exited one Indiana market effective June 29, 2012 as had previously been announced during the first quarter 2012. In the second quarter 2012, First Financial also announced that it will be consolidating two additional Indiana-based banking centers and closing four other Indiana-based banking centers where the Company has a limited presence in August 2012. These banking center actions will allow the Company to focus additional resources in the Cincinnati, Dayton and Indianapolis metropolitan markets. Customer relationships related to the consolidated banking centers will be transferred to the nearest First Financial location where those customers will continue to receive the same high level of service.

BUSINESS COMBINATIONS

On September 23, 2011, First Financial Bank, completed the purchase of 16 Ohio-based retail banking centers from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. Assets acquired in this transaction are not subject to a loss sharing agreement. First Financial recorded $17.1 million of goodwill related to the Liberty banking center acquisition.

On December 2, 2011, First Financial Bank completed the purchase of 22 Indiana-based retail banking centers from Flagstar Bank, FSB (Flagstar) and assumed approximately $464.7 million of deposits at their estimated fair value. First Financial also acquired $6.6 million of fixed assets at estimated fair value and paid Flagstar a $22.5 million net deposit premium. Assets acquired in this transaction are not subject to a loss sharing agreement. First Financial recorded $26.1 million of goodwill related to the Flagstar banking center acquisition.

The Liberty and Flagstar banking center acquisitions were accounted for in accordance with FASB ASC Topic 805, Business
Combinations. All acquired assets and liabilities, including identifiable intangible assets, were recorded at their estimated fair values as of the date of acquisition. The fair values of assets and liabilities acquired in a business combination are subject to refinement for up to one year after the closing date of the acquisition (the measurement period) as information relative to closing date fair values becomes available.

OVERVIEW OF OPERATIONS

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

Second quarter 2012 net income was $17.8 million, and earnings per diluted share were $0.30.  This compares with second quarter 2011 net income of $16.0 million and earnings per diluted share of $0.27.

For the six months ended June 30, 2012, net income was $34.8 million and earnings per diluted share were $0.59. This compares to net income of $33.2 million and earnings per diluted share of $0.57.

Return on average assets for the second quarter of 2012 was 1.13% compared to 1.03% for the comparable period in 2011 and 1.05% for the quarter ended March 31, 2012.  Return on average shareholders’ equity for the second quarter of 2012 was 9.98% compared to 9.05% for the comparable period in 2011 and 9.67% for the quarter ended March 31, 2012.

Return on average assets for the first six months of 2012 was 1.09% compared to 1.07% for the same period in 2011. Return on average shareholders' equity was 9.83% and 9.54% for the same periods in 2012 and 2011, respectively.

A discussion of the first six months and second quarter of 2012 results of operations follows.

NET INTEREST INCOME

Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investments.  This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis.  Therefore, management believes these measures provide useful information to make peer comparisons.

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$64,830	$65,867	$131,519	$133,202
Tax equivalent adjustment	216	240	434	478
Net interest income - tax equivalent	$65,046	$66,107	$131,953	$133,680

Average earning assets	$5,813,267	$5,733,604	$5,881,709	$5,752,807

Net interest margin *	4.49%	4.61%	4.50%	4.67%
Net interest margin (fully tax equivalent) *	4.50%	4.62%	4.51%	4.69%

* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2012 was $64.8 million, a decline of $1.0 million from second quarter 2011 net interest income of $65.9 million. Net interest income on a fully tax-equivalent basis for the second quarter 2012 was $65.0 million as compared to $66.1 million for the second quarter 2011. The decline in net interest income in the second quarter 2012 as compared to the second quarter 2011 was the result of a $5.9 million decline in total interest income partially offset by a $4.9 million decline in total interest expense. The decline in total interest income was driven by a decline in interest income and fees earned on loans primarily as a result of paydowns in the covered loan portfolio, partially offset by higher interest income earned on the investment portfolio. The average balance of investments increased $619.6 million, or 56.6%, from the second quarter of 2011 primarily related to the deployment of cash received from the Liberty and Flagstar banking center acquisitions that occurred late in 2011. The decline in total interest expense reflects the Company's continued deposit rationalization efforts.

For the six month period ended June 30, 2012, net interest income was $131.5 million, a decline of $1.7 million, from $133.2 million for the comparable period in 2011. Net interest income on a fully tax-equivalent basis for the six month period ended June 30, 2012, was $132.0 million as compared to $133.7 million for the comparable period in 2011. Similar to the quarterly year-over-year items discussed above, these declines were primarily related to lower covered loan balances and the reduced yield on the FDIC indemnification asset, partially offset by higher interest income from investments and lower funding costs.

Net interest margin was 4.49% for the second quarter 2012 as compared to 4.61% for the second quarter 2011.  Net interest margin continued to benefit from the impact of deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined 4.4% and the cost of funds related to these deposits decreased 37 basis points from the comparable quarter in 2011. The improvement in deposit funding costs partially offset the continued negative impact of amortization and paydowns in the Company's high-yielding covered loan portfolio as well as the effect of lower yields earned on uncovered loans.

Net interest margin for the six month period ended June 30, 2012 declined 17 bps to 4.50% from 4.67% for the comparable period in 2011.

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

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	June 30, 2012			March 31, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments:
Interest-bearing deposits with other banks	$4,454	$2	0.18%	$126,330	$89	0.28%	$375,434	$328	0.35%
Investment securities	1,713,503	10,500	2.46%	1,664,643	10,651	2.57%	1,093,870	7,272	2.67%
Gross loans including covered loans and indemnification asset (1)	4,095,310	61,421	6.02%	4,159,178	64,357	6.21%	4,264,300	70,217	6.60%
Total earning assets	5,813,267	71,923	4.96%	5,950,151	75,097	5.06%	5,733,604	77,817	5.44%

Nonearning assets
Cash and due from banks	121,114			123,634			118,829
Allowance for loan and lease losses	(98,317)			(100,665)			(94,202)
Premises and equipment	143,261			140,377			115,279
Other assets	355,648			365,434			346,244
Total assets	$6,334,973			$6,478,931			$6,219,754

Interest-bearing liabilities
Deposits:
Interest-bearing	$1,192,868	$316	0.11%	$1,285,196	437	0.14%	$1,130,503	808	0.29%
Savings	1,610,411	464	0.12%	1,682,507	615	0.15%	1,636,821	1,838	0.45%
Time	1,406,800	5,601	1.60%	1,577,448	6,664	1.69%	1,634,779	8,121	1.99%
Short-term borrowings	159,681	37	0.09%	85,891	12	0.06%	95,297	49	0.21%
Long-term borrowings	75,314	675	3.59%	76,020	680	3.59%	122,899	1,134	3.70%
Total interest-bearing liabilities	4,445,074	7,093	0.64%	4,707,062	8,408	0.72%	4,620,299	11,950	1.04%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	1,044,405			931,347			734,674
Other liabilities	128,383			133,975			157,031
Shareholders' equity	717,111			706,547			707,750
Total liabilities and shareholders' equity	$6,334,973			$6,478,931			$6,219,754
Net interest income		$64,830			$66,689			$65,867

Net interest spread			4.32%			4.34%			4.40%
Contribution of noninterest-bearing sources of funds			0.17%			0.17%			0.21%
Net interest margin (2)			4.49%			4.51%			4.61%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended June 30, 2012
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(450)	$299	$(151)	$(569)	$3,797	$3,228
Other earning assets	(32)	(55)	(87)	(159)	(167)	(326)
Gross loans (1)	(1,978)	(958)	(2,936)	(6,262)	(2,534)	(8,796)
Total earning assets	(2,460)	(714)	(3,174)	(6,990)	1,096	(5,894)
Interest-bearing liabilities
Total interest-bearing deposits	$(827)	$(508)	$(1,335)	$(4,095)	$(291)	$(4,386)
Borrowed funds
Short-term borrowings	8	17	25	(27)	15	(12)
Federal Home Loan Bank long-term debt	1	(6)	(5)	(18)	(244)	(262)
Other long-term debt	0	0	0	(197)	0	(197)
Total borrowed funds	9	11	20	(242)	(229)	(471)
Total interest-bearing liabilities	(818)	(497)	(1,315)	(4,337)	(520)	(4,857)
Net interest income	$(1,642)	$(217)	$(1,859)	$(2,653)	$1,616	$(1,037)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the Six Months Ended June 30
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(878)	$7,756	$6,878
Other earning assets	(156)	(363)	(519)
Gross loans (1)	(10,227)	(6,992)	(17,219)
Total earning assets	(11,261)	401	(10,860)
Interest-bearing liabilities
Total interest-bearing deposits	$(7,944)	$(126)	$(8,070)
Borrowed funds
Short-term borrowings	(57)	12	(45)
Federal Home Loan Bank long-term debt	(35)	(636)	(671)
Other long-term debt	(391)	0	(391)
Total borrowed funds	(483)	(624)	(1,107)
Total interest-bearing liabilities	(8,427)	(750)	(9,177)
Net interest income	$(2,834)	$1,151	$(1,683)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2012 noninterest income was $33.5 million, a $7.6 million or 18.4% decline from noninterest income of $41.1 million in the second quarter 2011.  The decline in noninterest income from the comparable quarter in 2011 was due primarily to lower reimbursements from the FDIC on covered assets. This decline was partially offset by $5.0 million of other noninterest income associated with the settlement of litigation related to a subsidiary, as well as higher service charges on deposits and client derivative fees in the second quarter 2012. When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses, referred to as loss sharing income, are recorded as noninterest income and were $8.3 million for the second quarter of 2012 and $21.6 million for the second quarter of 2011.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets.

While no material sales of covered loans occurred during the second quarter of 2012, covered loan activity continued to positively impact noninterest income due to prepayments. Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial recognized accelerated discount on covered loans of $3.8 million for the second quarter of 2012 and $4.8 million for the second quarter of 2011.

For the six months ended June 30, 2012, noninterest income totaled $65.5 million compared to $84.8 million for the comparable year-over-year period. The $19.3 million or 22.8% decline in noninterest income from the comparable period in 2011 was primarily attributable to a $24.0 million decrease in FDIC loss sharing income and a $3.1 million decrease in accelerated discount on covered loans, offset by the $5.0 million of other noninterest income associated with the settlement of litigation related to a subsidiary in 2012.

NONINTEREST EXPENSE

Second quarter 2012 noninterest expense was $57.5 million compared with $52.5 million in the second quarter of 2011. The $5.0 million or 9.5% increase from the comparable quarter in 2011 was primarily attributable to a $3.9 million increase in salaries and employee benefits expense and a $2.3 million increase in loss sharing expense, offset by lower professional services expense and losses related to covered OREO. The increase in salaries and benefits expense was related to staff additions from the Liberty and Flagstar banking center acquisitions that occurred late in 2011 as well as $1.1 million of employee benefit and other exit costs primarily associated with the banking center consolidation plans announced in 2012. Loss sharing expense represents costs incurred to resolve problem covered assets and are partially reimbursed by the FDIC. The decline in professional services expense was primarily due to a $0.5 million decrease in litigation related expenses.

For the six months ended June 30, 2012, noninterest expense totaled $113.2 million compared to $110.3 million for the comparable year-over-year period. The increase of $3.0 million or 2.7% is primarily attributable to a $5.2 million increase in salaries and employee benefits expense as discussed above, a $1.3 million increase in data processing expense related to the implementation and maintenance of software utilized by the Bank, a $4.0 million increase in loss sharing expense and a $1.8 million increase in other noninterest expense primarily related to certain pension and trust-related costs. These increases were partially offset by a combined $5.4 million decrease in losses related to covered and uncovered OREO, a $1.0 million decrease in professional services expense due to lower litigation costs, a $0.9 million decrease in occupancy expense related to leases abandoned in exited markets during 2011, a $0.8 million decrease in FDIC assessments related to lower assessment rates beginning in mid-2011 and a $0.6 million decrease in state intangible tax expense.

INCOME TAXES

Income tax expense was $8.7 million and $8.9 million for the second quarters of 2012 and 2011, respectively. The effective tax rates for the second quarters of 2012 and 2011 were 32.8% and 35.7%, respectively. The decrease in the effective tax rate during the second quarter 2012 was primarily due to a one-time provision to return adjustment related to state income taxes at the subsidiary level.

Income tax expense for the six months ended June 30, 2012 and 2011 was $18.3 million and $18.2 million, respectively. The year-to-date effective tax rate through June 30, 2012 was 34.5% compared to 35.4% for the comparable period in 2011.

LOANS - EXCLUDING COVERED LOANS

Loans, excluding covered loans and loans held for sale, increased $44.2 million or 1.5% to $3.0 billion at June 30, 2012 from December 31, 2011.  The increase in loan balances from December 31, 2011 was primarily related to an $88.4 million increase in commercial real estate loans and a $12.8 million increase in equipment lease financing balances, partially offset by a $61.9 million decline in commercial and construction real estate loan balances during the period. Loan demand remains a challenge in the Company’s strategic operating markets as a result of competition from other institutions as well as continued uncertainty in the economic environment.

Second quarter 2012 average loans excluding covered loans and loans held for sale, increased $201.3 million or 7.3% from the second quarter of 2011.  The increase in average loans excluding covered loans and loans held for sale was primarily the result of the $126.5 million of performing loans acquired in connection with the Liberty branch acquisition during the third quarter of 2011. Likewise, year-to-date average loans, excluding covered loans and loans held for sale, increased $178.0 million through June 30, 2012 from the comparable period in 2011.

LOANS - COVERED

Covered loans totaled $903.9 million at June 30, 2012, representing a $149.4 million or 14.2% decline compared to December 31, 2011.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

As required under the loss-sharing agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

INVESTMENTS

First Financial's investment portfolio totaled $1.7 billion or 26.6% of total assets at June 30, 2012, compared with $1.5 billion or 22.7% of total assets at December 31, 2011.  Securities available-for-sale at June 30, 2012, totaled $724.5 million, compared with $1.4 billion at December 31, 2011, while held-to-maturity securities totaled $873.5 million at June 30, 2012 compared to $2.7 million at December 31, 2012.

The investment portfolio increased $153.5 million, or 10.1%, during the first six months of 2012 as $331.3 million of purchases were partially offset by amortizations and paydowns in the portfolio. The increase in the investment portfolio was primarily related to the deployment of cash received in the Liberty and Flagstar banking center acquisitions late in 2011, as well as amortization and paydowns of both uncovered and covered loans as loan demand remains muted. First Financial purchased agency mortgage backed securities (MBSs) and, to a lesser extent, investment grade single issuer trust preferred securities, utilizing the same discipline and portfolio management philosophy as with past investment purchases including, but not limited to, avoidance of material credit risk and geographic concentration risk within the MBSs.

The overall duration of the investment portfolio decreased to 1.8 years as of June 30, 2012 from 2.4 years as of December 31, 2011 due to increased prepayment speeds resulting from the continued decline in interest rates. With regard to increased prepayment speeds and premium risk inherent in the investment portfolio, the Company has partially mitigated its refinancing and premium risk by capping the premium at which it has purchased securities and by selectively purchasing agency MBSs collateralized by assets less subject to refinancing in this interest rate environment.

During the first quarter 2012, the Company also reclassified securities, primarily agency MBSs, with a total book value of $915.5 million as of March 31, 2012 from available-for-sale to held-to-maturity. While market expectations are that the current, low interest rate environment will continue for the next several years, the increase in the Company's portfolio duration in recent periods had caused the price sensitivity of the portfolio to increase in rising interest rate scenarios. Further, declines in market values for available-for-sale securities could negatively impact shareholders' equity as these securities are carried at fair value with unrealized holding gains and losses recorded as other comprehensive income. The reclassification was executed to mitigate the impact of potential future price depreciation on other comprehensive income and the corresponding negative impact on shareholders' equity as held-to-maturity securities are carried at amortized cost. First Financial has the intent and ability to hold the transferred securities to maturity and does not expect this reclassification to affect its liquidity needs in future periods.

First Financial has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $15.3 million at June 30, 2012, compared with $12.7 million at December 31, 2011.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2012 were $5.1 billion, a decrease of $541.1 million or 9.6% compared to December 31, 2011.  The decrease in total deposits as compared to December 31, 2011 was primarily related to a decrease in total time deposit balances of $322.9 million, or 19.5%, as the Company continued to focus on reducing non-core relationship deposits in connection with its deposit rationalization strategies. Non-time deposit balances declined $218.2 million or 5.5% to $3.8 billion as of June 30, 2012, compared to December 31, 2011. This decline was driven by a $162.5 million decrease in interest-bearing demand deposits and a $181.0 million decrease in savings deposits as a result of repricing certain deposits acquired in the Flagstar banking center acquisition as well as the Company's recent banking center consolidation activities. Partially offsetting this activity was an increase of $125.3 million in core noninterest-bearing accounts during the first six months of 2012.

Average deposits declined to $5.3 billion at June 30, 2011 from $5.5 billion at December 31, 2011 primarily due to decreases in average interest-bearing demand deposits of $196.0 million and average time deposits of $217.1 million, partially offset by an increase in noninterest-bearing deposits of $183.5 million.

Borrowed funds increased to $325.0 million at June 30, 2012 from $176.0 million at December 31, 2011, due to a $176.0 million increase in First Financial's short-term borrowings with the Federal Home Loan Bank (FHLB) as a result of deposit attrition during the period from the Company's deposit rationalization strategies.

For further discussion of First Financial's borrowing capacity and liquidity management, see the Liquidity section of Management's Discussion and Analysis.

RISK MANAGEMENT

First Financial manages risk through a structured enterprise risk management (ERM) approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and the development of risk awareness as a component of the culture of the Company and the operating policies of its business lines.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

For further discussion of these risks, see the Risk Management section of the Management's Discussion and Analysis of First Financial’s 2011 Annual Report and the information below.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process and periodically reviewing and approving its credit exposures using credit policies and guidelines approved by its board of directors.  Due to the significant differences in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered loans are generally more meaningful.  Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

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

The allowance for uncovered loan and lease losses was $51.0 million as of June 30, 2012 compared to $52.6 million as of December 31, 2011.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.69% as of June 30, 2012 compared to 1.77% as of December 31, 2011.  The allowance for uncovered loan and lease losses is the result of the Company's modeling efforts to estimate losses inherent in the portfolio and is influenced by migration trends within First Financial's loan rating classification scheme, the levels of nonperforming loans and the nature and timing of resolution strategies related to nonperforming loans, among other factors.  The decline in the allowance for uncovered loan and lease losses from December 31, 2011 was primarily the result of continued positive migration trends in classified assets as well as the finalization of resolution strategies related to certain nonperforming loans during 2012.

Second quarter 2012 net charge-offs were $6.8 million or 0.93% of average loans and leases on an annualized basis, compared with $5.7 million or 0.83% of average loans and leases on an annualized basis for the comparable quarter in 2011. Significant items driving net charge-offs during the second quarter 2012 included $2.0 million related to the dispositions of a commercial real estate credit and a construction and land development credit and $1.2 million related to valuation adjustments of two commercial real estate credits.

For the six months ended June 30, 2012, net charge-offs were $13.2 million, or 0.90% of average loans and leases on an annualized basis, as compared to $10.0 million, or 0.72% of average loans and leases on an annualized basis for the six months ended June 30, 2011. Significant items driving net charge-offs for the six months ended June 30, 2012 include the second quarter 2012 charge-offs discussed above as well as a $1.7 million charge-off related to a commercial construction and land development credit, $1.1 million related to a hotel real estate loan and three commercial credits totaling $0.9 million in the aggregate in the first quarter 2012.

Provision expense related to uncovered loans and leases is a product of the Company's allowance for loan and lease losses model as well as net charge-off activity during the period. Second quarter 2012 provision expense related to uncovered loans and leases was $8.4 million as compared to $5.8 million during the comparable quarter in 2011.  Provision expense related to uncovered loans and leases was $11.6 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively. Provision expense for the three and six months ended June 30, 2012 was impacted by the establishment of or addition to specific reserves totaling $6.1 million in the aggregate on three separate commercial and commercial real estate credits in the second quarter, partially offset by the continued migration trends in classified assets as well as the finalization of resolution strategies on certain loans during the period.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three Months Ended					Six Months Ended
	2012		2011			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2012	2011
Allowance for loan and lease loss activity
Balance at beginning of period	$49,437	$52,576	$54,537	$53,671	$53,645	$52,576	$57,235
Provision for loan losses	8,364	3,258	5,164	7,643	5,756	11,622	6,403
Gross charge-offs
Commercial	1,129	1,186	1,742	879	383	2,315	815
Real estate-construction	717	1,787	2,105	1,771	1,213	2,504	2,403
Real estate-commercial	3,811	2,244	2,505	2,997	2,791	6,055	4,880
Real estate-residential	191	604	473	564	406	795	514
Installment	116	60	115	162	177	176	249
Home equity	915	644	488	510	923	1,559	1,185
All other	259	297	363	291	339	556	787
Total gross charge-offs	7,138	6,822	7,791	7,174	6,232	13,960	10,833
Recoveries
Commercial	48	72	348	92	222	120	322
Real estate-construction	0	0	5	0	27	0	27
Real estate-commercial	68	113	68	168	38	181	73
Real estate-residential	9	28	3	4	29	37	38
Installment	75	123	96	87	82	198	180
Home equity	28	24	71	9	12	52	37
All other	61	65	75	37	92	126	189
Total recoveries	289	425	666	397	502	714	866
Total net charge-offs	6,849	6,397	7,125	6,777	5,730	13,246	9,967
Ending allowance for loan and lease losses	$50,952	$49,437	$52,576	$54,537	$53,671	$50,952	$53,671

Net charge-offs to average loans and leases (annualized)
Commercial	0.53%	0.53%	0.65%	0.39%	0.08%	0.53%	0.12%
Real estate-construction	2.91%	6.36%	6.13%	4.96%	3.42%	4.75%	3.22%
Real estate-commercial	1.18%	0.69%	0.80%	0.98%	0.97%	0.94%	0.85%
Real estate-residential	0.25%	0.81%	0.64%	0.86%	0.58%	0.53%	0.36%
Installment	0.26%	(0.39)%	0.11%	0.47%	0.58%	(0.07)%	0.21%
Home equity	0.99%	0.70%	0.46%	0.57%	1.07%	0.84%	0.68%
All other	1.46%	1.88%	2.47%	2.46%	2.68%	1.66%	3.36%
Total net charge-offs	0.93%	0.87%	0.95%	0.96%	0.83%	0.90%	0.72%

Allowance for loan and lease losses (covered loans). The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss sharing agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period.  Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

The allowance for covered loan and lease losses was $48.3 million as of June 30, 2012 compared to $42.8 million as of December 31, 2011.

First Financial recognized total provision expense of $6.0 million and realized net charge-offs of $3.9 million for the three months ended June 30, 2012. The Company recognized total provision expense of $23.9 million and net charge-offs of $4.4 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, First Financial recognized total provision expense of $19.0 million and net charge-offs of $13.5 million. The Company recognized total provision expense of $49.9 million and net charge-offs of $15.4 million for the six months ended June 30, 2011.

The Company also recognized loss sharing expenses of $3.1 million and losses on covered OREO of $1.2 million during the second quarter of 2012. Loss sharing expenses and losses on covered OREO were $0.8 million and $2.6 million, respectively, in the second quarter of 2011. Loss sharing expenses include attorney fees, taxes, insurance and other collection expenses related to the resolution of covered assets.  First Financial recognized loss sharing expenses of $4.8 million and $0.8 million, and losses on covered OREO of $2.5 million and $5.7 million, for the six months ended June 30, 2012 and 2011, respectively.

The receivable due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $8.3 million and $21.6 million for the three months ended June 30, 2012 and 2011, respectively, was recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods. The receivable due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $21.1 million and $45.1 million or the six months ended June 30, 2012 and 2011, respectively, was recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

	Three Months Ended					Six Months Ended
	2012		2011			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2012	2011
Balance at beginning of period	$46,156	$42,835	$48,112	$51,044	$31,555	$42,835	$16,493
Provision for loan and lease losses	6,047	12,951	6,910	7,260	23,895	18,998	49,911
Loans charged-off	(5,163)	(10,118)	(13,513)	(10,609)	(7,456)	(15,281)	(21,482)
Recoveries	1,287	488	1,326	417	3,050	1,775	6,122
Ending allowance for covered loan losses	$48,327	$46,156	$42,835	$48,112	$51,044	$48,327	$51,044

Nonperforming/Underperforming Assets (excluding covered assets). Nonperforming loans totaled $83.2 million and nonperforming assets totaled $98.9 million as of June 30, 2012 compared with $76.4 million and $87.7 million, respectively, at December 31, 2011.  Nonaccrual loans, including troubled debt restructurings (TDRs) classified as nonaccrual, totaled $73.3 million as of June 30, 2012 compared to $72.4 million as of December 31, 2011, representing a $0.9 million, or 1.3% increase as total additions modestly outweighed credits removed from nonaccrual status due to the finalization of resolution strategies, including transfers to OREO and net charge-offs. Included in the additions to total nonaccrual loans during the first quarter of 2012 was a single $10.8 million commercial real estate credit. TDRs classified as nonaccrual declined $7.9 million from December 31, 2011, driven primarily by the sale of a $4.4 million construction and land development credit during the second quarter 2012.

The second quarter 2012 allowance for loan and lease losses as a percentage of nonaccrual loans was 80.8% compared with 96.8% at December 31, 2011, while the allowance for loan and lease losses as a percentage of nonperforming loans was 61.3% at June 30, 2012, compared with 68.8% at December 31, 2011.

Total classified assets as of June 30, 2012 totaled $145.6 million compared to $162.4 million at December 31, 2011. Classified assets, which have declined for seven consecutive quarters, are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings (excluding covered loans). TDRs totaled $20.1 million at June 30, 2012, a $2.0 million decrease from December 31, 2011.  Accruing TDRs increased $5.9 million from December 31, 2011, primarily in the first quarter, generally as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. TDRs classified as nonaccrual declined $7.9 million from December 31, 2011 as a result of the $4.4 million construction and land development credit that was sold during the second quarter 2012, as well as other transfers to OREO and charge-offs during 2012.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

Delinquent Loans (excluding covered loans). At June 30, 2012, loans 30-to-89 days past due increased to $26.0 million, or 0.86% of period end loans, as compared to $20.4 million, or 0.69%, at December 31, 2011. The increase in delinquent loans compared to December 31, 2011 primarily resulted from increased delinquencies in commercial real estate loans.

Other Real Estate Owned. At June 30, 2012, First Financial had OREO properties originating from uncovered loans totaling $15.7 million, compared with $11.3 million at December 31, 2011. OREO increased $4.4 million from December 31, 2011 to June 30, 2012 as additions of $7.3 million exceeded resolutions and valuation adjustments of $2.9 million during the period. Additions during the period primarily related to three land development relationships totaling $3.4 million in the aggregate which transferred to OREO in the first quarter 2012.

OREO originating from covered loans was $25.4 million at June 30, 2012, compared with $44.8 million at December 31, 2011. Covered OREO declined $19.4 million from December 31, 2011 to June 30, 2012 as additions of $7.8 million were offset by resolutions and valuation adjustments of $27.2 million during the period.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of June 30, 2012, and the four previous quarters, as well as related credit quality ratios.

	Quarter Ended
	2012		2011
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans
Commercial	$12,065	$5,936	$7,809	$10,792	$9,811
Real estate - construction	7,243	7,005	10,005	13,844	13,237
Real estate - commercial	36,116	35,581	28,349	26,408	26,213
Real estate - residential	5,069	5,131	5,692	5,507	4,564
Installment	319	377	371	322	335
Home equity	2,281	1,915	2,073	2,277	2,376
Nonaccrual loans	63,093	55,945	54,299	59,150	56,536
Troubled debt restructurings (TDRs)
Accruing	9,909	9,495	4,009	4,712	3,039
Nonaccrual	10,185	17,205	18,071	12,571	14,443
Total TDRs	20,094	26,700	22,080	17,283	17,482
Total nonperforming loans	83,187	82,645	76,379	76,433	74,018
Other real estate owned (OREO)	15,688	15,036	11,317	12,003	16,313
Total nonperforming assets	98,875	97,681	87,696	88,436	90,331
Accruing loans past due 90 days or more	143	203	191	235	149
Total underperforming assets	$99,018	$97,884	$87,887	$88,671	$90,480
Total classified assets	$145,621	$154,684	$162,372	$172,581	$184,786

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	80.76%	88.37%	96.83%	92.20%	94.93%
Nonaccrual loans plus nonaccrual TDRs	69.53%	67.58%	72.65%	76.04%	75.62%
Nonperforming loans	61.25%	59.82%	68.84%	71.35%	72.51%
Total ending loans	1.69%	1.67%	1.77%	1.86%	1.92%
Nonperforming loans to total loans	2.76%	2.79%	2.57%	2.60%	2.65%
Nonperforming assets to
Ending loans, plus OREO	3.27%	3.28%	2.94%	3.00%	3.22%
Total assets, including covered assets	1.57%	1.52%	1.31%	1.40%	1.50%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.94%	2.96%	2.81%	2.84%	3.11%
Total assets, including covered assets	1.42%	1.37%	1.25%	1.32%	1.44%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates, and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

Capital expenditures, such as banking center expansions and technology investments were $10.8 million and $4.6 million for the first six months of 2012 and 2011, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of June 30, 2012, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit, and government and agency securities, totaling $1.1 billion as collateral for borrowings from the Federal Home Loan Bank (FHLB).  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At June 30, 2012, the Company had $176.0 million in short-term borrowings from the FHLB. At December 31, 2011, the Company had no short-term borrowings from the FHLB.  The increase in short-term borrowings at June 30, 2012 was related to deposit attrition during the period resulting from the Company's deposit rationalization strategies. At June 30, 2012, and December 31, 2011, total long-term borrowings from the FHLB were $10.1 million and $11.5 million, respectively.  First Financial's total remaining borrowing capacity from the FHLB was $83.6 million at June 30, 2012.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $724.5 million at June 30, 2012.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.7 million at June 30, 2012.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At June 30, 2012, in addition to liquidity on hand of $135.6 million, First Financial had unused and available overnight wholesale funding of $2.5 billion or 40.3% of total assets to fund new loans, any deposit runoff that may occur as a result of the Company's deposit rationalization efforts and from markets that the Company is exiting, or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $35.5 million for the first six months of 2012.  As of June 30, 2012, First Financial’s subsidiaries had retained earnings of $353.0 million of which $31.7 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $114.1 million in cash as of June 30, 2012, which is approximately three times the Company’s annual base shareholder dividend (currently $0.60 per share) and operating expenses. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

Until its prepayment during the second quarter 2011, First Financial made quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  The trust preferred securities were redeemed on June 30, 2011, and therefore, there was no interest expense associated with the junior subordinated debentures for the last six months of 2011 or during 2012. For the three and six months ended June 30, 2011, interest expense related to this other long-term debt totaled $0.2 million and $0.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2012, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2012, and December 31, 2011, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's category.

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

Consolidated regulatory capital ratios at June 30, 2012, included the leverage ratio of 10.21%, Tier 1 ratio of 17.14%, and total capital ratio of 18.42%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $389.4 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.91% at June 30, 2012 as compared to 9.23% at December 31, 2011.

The following table illustrates the actual and required capital amounts and ratios as of June 30, 2012 and December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk-weighted assets
Consolidated	$688,401	18.42%	$299,034	8.00%	N/A	N/A
First Financial Bank	584,357	15.65%	298,629	8.00%	$373,286	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	640,644	17.14%	149,517	4.00%	N/A	N/A
First Financial Bank	529,426	14.18%	149,314	4.00%	223,972	6.00%

Tier 1 capital to average assets
Consolidated	640,644	10.21%	250,964	4.00%	N/A	N/A
First Financial Bank	529,426	8.45%	250,627	4.00%	313,284	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets
Consolidated	$683,255	18.74%	$291,632	8.00%	N/A	N/A
First Financial Bank	578,042	15.89%	290,992	8.00%	$363,740	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	636,836	17.47%	145,816	4.00%	N/A	N/A
First Financial Bank	524,363	14.42%	145,496	4.00%	218,244	6.00%

Tier 1 capital to average assets
Consolidated	636,836	9.87%	258,122	4.00%	N/A	N/A
First Financial Bank	524,363	8.13%	258,035	4.00%	322,543	5.00%

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2011 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2012.

ACCOUNTING AND REGULATORY MATTERS

Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2012 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

▪	U.S. fiscal debt and budget matters;

▪	the ability of financial institutions to access sources of liquidity at a reasonable cost;

▪
the impact of recent upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures;

▪	the effect of and changes in policies and laws or regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act);

▪	the effect of the current low interest rate environment or changes in interest rates on our net interest margin and our loan originations and securities holdings;

▪	our ability to keep up with technological changes;

▪	failure or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers;

▪	our ability to comply with the terms of loss sharing agreements with the FDIC;

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

▪	our ability to increase market share and control expenses;

▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and the SEC;

▪	adverse changes in the securities, debt and/or derivatives markets;

▪	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

▪
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (Federal Reserve) and the U.S. government and other governmental initiatives affecting the financial services industry;

▪	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan and lease losses; and

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial's board of directors establishes policy limits with respect to interest rate risk. First Financial's Asset and Liability Committee (ALCO) oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

Interest rate risk for First Financial's Consolidated Balance Sheets consists of repricing, option and basis risks.  Repricing risk results from differences in the maturity, or repricing, of interest-bearing assets and liabilities.  Option risk in financial instruments arises from embedded options such as loan prepayments, early withdrawal of certificates of deposits and calls on investments and debt instruments that are primarily driven by third party or client behavior.  Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the net interest margin.  Basis risk is also present in managed rate liabilities, such as interest-bearing checking accounts and savings accounts, where historical pricing relationships to market rates may change due to the level or directional change in market interest rates or competitive pressures.

The interest rate risk position is measured and monitored using income simulation models and economic value of equity (EVE) sensitivity analysis that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting net interest income (NII) under a variety of interest rate scenarios including instantaneous shocks. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2012, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(8.42)%	0.42%	3.72%
NII-Year 2	(9.41)%	2.66%	7.23%
EVE	(17.48)%	2.94%	7.98%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  First Financial modified its net interest income base-case scenario by assuming a static balance sheet utilizing market expectations of interest rates in forward periods during the first quarter 2012, whereas previously the Company's base-case scenario incorporated balance sheet growth while utilizing static interest rates. In addition, the Company internally evaluates the impact of yield curve twist scenarios (i.e. flattening, steepening and inversions of the yield curve) on NII and EVE. First Financial's projected results for earnings at risk and long-term EVE indicate the Company remains in a modestly asset-sensitive position, which is consistent with prior results.  First Financial is managing its balance sheet with a bias toward asset sensitivity given the outlook for future interest rates.

The interest rate risk analysis provides a framework as to what First Financial's overall sensitivity is as of the Company's most recent reported position. Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Deposit premiums and rate sensitivity for transactional deposit accounts are modeled based on both historical experience and external industry studies. Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 100 basis points scenario. First Financial continues to refine the assumptions used in its interest rate risk modeling.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2012.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	2,564	16.91	NA	NA
Stock Plans	5,126	17.70	NA	NA
May 1 to May 31, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	11,117	15.75	NA	NA
June 1 to June 30, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	0	0.00	0	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,564	$16.91	NA
Stock Plans	16,243	$16.36	NA

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, 2009 Non-Employee Director Stock Plan and First Financial Bancorp. 2012 Stock Plan (the last five plans are referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail*.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ John M. Gavigan
J. Franklin Hall		John M. Gavigan
Executive Vice President, Chief Financial Officer		First Vice President and Corporate Controller
and Chief Operating Officer		(Principal Accounting Officer)

Date	8/7/2012	Date	8/7/2012