Form 10-Q
period 2012-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2012-11-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common stock, No par value	58,507,842

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$154,181	$149,653
Interest-bearing deposits with other banks	21,495	375,398
Investment securities available-for-sale, at market value (cost $672,824 at September 30, 2012 and $1,421,490 at December 31, 2011)	689,680	1,441,846
Investment securities held-to-maturity (market value $830,540 at September 30, 2012 and $2,893 at December 31, 2011)	822,319	2,664
Other investments	71,492	71,492
Loans held for sale	23,530	24,834
Loans:
Commercial	834,858	856,981
Real estate-construction	91,897	114,974
Real estate-commercial	1,338,636	1,233,067
Real estate-residential	299,654	287,980
Installment	59,191	67,543
Home equity	368,876	358,960
Credit card	31,604	31,631
Lease financing	41,343	17,311
Total loans, excluding covered loans	3,066,059	2,968,447
Less: Allowance for loan and lease losses - uncovered	49,192	52,576
Net loans - uncovered	3,016,867	2,915,871
Covered loans	825,515	1,053,244
Less: Allowance for loan and lease losses - covered	48,895	42,835
Net loans – covered	776,620	1,010,409
Net loans	3,793,487	3,926,280
Premises and equipment	146,603	138,096
Goodwill	95,050	95,050
Other intangibles	8,327	10,844
FDIC indemnification asset	130,476	173,009
Accrued interest and other assets	278,447	262,345
Total assets	$6,235,087	$6,671,511

Liabilities
Deposits:
Interest-bearing	$1,112,843	$1,317,339
Savings	1,568,818	1,724,659
Time	1,199,296	1,654,662
Total interest-bearing deposits	3,880,957	4,696,660
Noninterest-bearing	1,063,654	946,180
Total deposits	4,944,611	5,642,840
Federal funds purchased and securities sold under agreements to repurchase	88,190	99,431
Federal Home Loan Bank short-term borrowings	283,000	0
Total short-term borrowings	371,190	99,431
Long-term debt	75,521	76,544
Total borrowed funds	446,711	175,975
Accrued interest and other liabilities	127,799	140,475
Total liabilities	5,519,121	5,959,290

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2012 and 2011	578,129	579,871
Retained earnings	330,014	331,351
Accumulated other comprehensive loss	(18,855)	(21,490)
Treasury stock, at cost, 10,219,815 shares in 2012 and 10,463,677 shares in 2011	(173,322)	(177,511)
Total shareholders' equity	715,966	712,221
Total liabilities and shareholders' equity	$6,235,087	$6,671,511

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$59,536	$70,086	$189,362	$216,031
Investment securities
Taxable	8,358	7,411	29,254	21,294
Tax-exempt	111	176	366	566
Total interest on investment securities	8,469	7,587	29,620	21,860
Other earning assets	(1,700)	(1,721)	(5,657)	(4,059)
Total interest income	66,305	75,952	213,325	233,832
Interest expense
Deposits	5,730	9,823	19,827	31,990
Short-term borrowings	54	44	103	138
Long-term borrowings	675	867	2,030	2,893
Subordinated debentures and capital securities	0	0	0	391
Total interest expense	6,459	10,734	21,960	35,412
Net interest income	59,846	65,218	191,365	198,420
Provision for loan and lease losses - uncovered	3,613	7,643	15,235	14,046
Provision for loan and lease losses - covered	6,622	7,260	25,620	57,171
Net interest income after provision for loan losses	49,611	50,315	150,510	127,203

Noninterest income
Service charges on deposit accounts	5,499	4,793	15,784	14,286
Trust and wealth management fees	3,374	3,377	10,542	10,809
Bankcard income	2,387	2,318	7,502	6,801
Net gains from sales of loans	1,319	1,243	3,391	3,086
FDIC loss sharing income	8,496	8,377	29,592	53,455
Accelerated discount on covered loans	3,798	5,207	11,207	15,746
Gain on sale of investment securities	2,617	0	2,617	0
Other	3,340	2,800	15,665	8,708
Total noninterest income	30,830	28,115	96,300	112,891

Noninterest expenses
Salaries and employee benefits	27,212	27,774	85,121	80,467
Net occupancy	5,153	4,164	15,560	15,517
Furniture and equipment	2,332	2,386	6,899	7,520
Data processing	2,334	1,466	6,311	4,157
Marketing	1,592	1,584	3,984	4,227
Communication	788	772	2,595	2,339
Professional services	1,304	2,062	5,602	7,384
State intangible tax	961	546	2,957	3,147
FDIC assessments	1,164	1,211	3,597	4,484
Loss (gain) - other real estate owned	1,372	(287)	2,681	3,198
(Gain) loss - covered other real estate owned	(25)	2,707	2,500	8,440
Loss sharing expense	3,584	1,048	8,420	1,862
Other	7,515	7,709	22,296	20,687
Total noninterest expenses	55,286	53,142	168,523	163,429
Income before income taxes	25,155	25,288	78,287	76,665
Income tax expense	8,913	9,670	27,249	27,867
Net income	$16,242	$15,618	$51,038	$48,798

Net earnings per common share - basic	$0.28	$0.27	$0.88	$0.85
Net earnings per common share - diluted	$0.28	$0.27	$0.87	$0.83
Cash dividends declared per share	$0.30	$0.27	$0.90	$0.51
Average common shares outstanding - basic	57,976,943	57,735,811	57,902,102	57,674,250
Average common shares outstanding - diluted	58,940,179	58,654,099	58,930,570	58,699,952

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$16,242	$15,618	$51,038	$48,798
Other comprehensive income, net of tax:
Unrealized (losses) gains on investment securities arising during the period	(934)	5,157	1,662	8,070
Change in retirement obligation	419	265	1,129	794
Unrealized (loss) gain on derivatives	(182)	0	(182)	391
Unrealized gain (loss) on foreign currency exchange	14	(908)	26	(599)
Other comprehensive (loss) income	(683)	4,514	2,635	8,656
Comprehensive income	$15,559	$20,132	$53,673	$57,454

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2011	68,730,731	$580,097	$310,271	$(12,044)	(10,665,754)	$(180,930)	$697,394
Net income			48,798				48,798
Other comprehensive income				8,656			8,656
Cash dividends declared :
Common stock at $0.51 per share			(29,826)				(29,826)
Excess tax benefit on share-based compensation		167					167
Exercise of stock options, net of shares purchased		(228)			12,808	217	(11)
Restricted stock awards, net of forfeitures		(3,929)			178,351	3,016	(913)
Share-based compensation expense		2,867					2,867
Balances at September 30, 2011	68,730,731	$578,974	$329,243	$(3,388)	(10,474,595)	$(177,697)	$727,132
Balances at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			51,038				51,038
Other comprehensive income				2,635			2,635
Cash dividends declared :
Common stock at $0.90 per share			(52,375)				(52,375)
Excess tax benefit on share-based compensation		417					417
Exercise of stock options, net of shares purchased		(1,193)			71,391	1,211	18
Restricted stock awards, net of forfeitures		(4,053)			172,471	2,978	(1,075)
Share-based compensation expense		3,087					3,087
Balances at September 30, 2012	68,730,731	$578,129	$330,014	$(18,855)	(10,219,815)	$(173,322)	$715,966

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Operating activities
Net income	$51,038	$48,798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	40,855	71,217
Depreciation and amortization	11,812	8,703
Stock-based compensation expense	3,087	2,867
Pension income	(392)	(1,012)
Net amortization of premiums/accretion of discounts on investment securities	8,461	3,050
Gains on sales of investment securities	(2,617)	0
Originations of loans held for sale	(173,115)	(95,297)
Net gains from sales of loans held for sale	(3,391)	(3,086)
Proceeds from sales of loans held for sale	175,180	113,416
Deferred income taxes	(10,618)	(13,504)
Decrease (increase) in interest receivable	2,896	(691)
Decrease (increase) in cash surrender value of life insurance	1,845	(1,092)
Increase in prepaid expenses	2,758	4,193
Decrease in indemnification asset	42,533	44,834
Decrease in accrued expenses	(4,447)	(27,431)
Decrease in interest payable	(1,281)	(1,554)
Other	(26,858)	2,176
Net cash provided by operating activities	117,746	155,587

Investing activities
Proceeds from sales of securities available-for-sale	86,959	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	209,399	258,288
Purchases of securities available-for-sale	(465,303)	(449,440)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	98,283	11,942
Net decrease (increase) in interest-bearing deposits with other banks	353,903	(192,178)
Net increase in loans and leases, excluding covered loans	(121,810)	(15,740)
Net decrease in covered assets	191,069	264,129
Proceeds from disposal of other real estate owned	30,017	34,186
Purchases of premises and equipment	(18,605)	(9,706)
Net cash proceeds from acquisition	0	190,711
Net cash provided by investing activities	363,912	92,192

Financing activities
Net decrease in total deposits	(698,229)	(189,052)
Net increase in short-term borrowings	271,759	35,609
Payments on long-term borrowings	(1,002)	(51,984)
Redemption of other long-term debt	0	(20,620)
Cash dividends paid on common stock	(50,392)	(19,690)
Proceeds from exercise of stock options	317	63
Excess tax benefit on share-based compensation	417	167
Net cash used in financing activities	(477,130)	(245,507)

Cash and due from banks:
Net increase in cash and due from banks	4,528	2,272
Cash and due from banks at beginning of period	149,653	105,981
Cash and due from banks at end of period	$154,181	$108,253

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

In July 2012, the FASB issued an update (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), which allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset, similar to the guidance set forth in ASU 2011-08. This update also addresses circumstances that an entity should consider in interim periods, but does not remove the requirement for testing of indefinite-lived intangible assets for impairment annually and between annual tests if there is a change in events and circumstances. The provisions of ASU 2012-02 become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In October 2012, the FASB issued an update (ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution), which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The provisions of ASU 2012-06 shall be effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

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

Loans acquired in conjunction with the Liberty banking center acquisition were evaluated for impairment in accordance with FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (FASB ASC Topic 310-30). First Financial determined that the acquired loans were not impaired and is accounting for them under FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs.

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

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2011, and no impairment was indicated.  As of September 30, 2012, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. First Financial recorded $4.0 million of core deposit intangibles associated with the Liberty banking center acquisition and $3.0 million of core deposit intangibles associated with the Flagstar banking center acquisition during 2011, contributing to a total of $9.9 million of core deposit intangibles as of December 31, 2011. As of September 30, 2012, core deposit intangibles were $7.9 million. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.1 years.

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

Letters of credit. These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $14.7 million and $20.0 million at September 30, 2012, and December 31, 2011, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.2 billion at September 30, 2012, and $1.2 billion at December 31, 2011.

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

NOTE 6:  INVESTMENTS

During the first quarter 2012, the Company also reclassified securities, primarily agency mortgage-backed securities, with a total book value of $915.5 million as of March 31, 2012 from available-for-sale to held-to-maturity. The reclassification was executed to mitigate the impact of potential future price depreciation on other comprehensive income and the corresponding negative impact on shareholders' equity as held-to-maturity securities are carried at amortized cost. First Financial has the intent and ability to hold the transferred securities to maturity.

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2012.

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Securities of U.S. government agencies and corporations	$20,844	$488	$0	$21,332	$25,772	$391	$0	$26,163
Mortgage-backed securities	799,583	9,184	(1,735)	807,032	615,367	15,331	(67)	630,631
Obligations of state and other political subdivisions	1,892	284	0	2,176	6,332	146	0	6,478
Other securities	0	0	0	0	25,353	1,206	(151)	26,408
Total	$822,319	$9,956	$(1,735)	$830,540	$672,824	$17,074	$(218)	$689,680

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2011.

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$45,757	$433	$0	$46,190
Mortgage-backed securities	90	2	0	92	1,344,015	21,394	(2,031)	1,363,378
Obligations of state and other political subdivisions	2,574	227	0	2,801	9,270	121	(5)	9,386
Other securities	0	0	0	0	22,448	530	(86)	22,892
Total	$2,664	$229	$0	$2,893	$1,421,490	$22,478	$(2,122)	$1,441,846

The following is a summary of investment securities by estimated maturity as of September 30, 2012.

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$488	$496	$22,855	$23,264
Due after one year through five years	664,125	667,524	464,956	478,380
Due after five years through ten years	119,043	123,144	123,515	125,052
Due after ten years	38,663	39,376	61,498	62,984
Total	$822,319	$830,540	$672,824	$689,680

The following tables present the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$264,090	$(1,740)	$4,896	$(62)	$268,986	$(1,802)
Obligations of state and other political subdivisions	0	0	0	0	0	0
Other securities	4,685	(151)	17	0	4,702	(151)
Total	$268,775	$(1,891)	$4,913	$(62)	$273,688	$(1,953)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	$343,883	$(1,938)	$29,562	$(93)	$373,445	$(2,031)
Obligations of state and other political subdivisions	0	0	2,278	(5)	2,278	(5)
Other securities	9,133	(86)	17	0	9,150	(86)
Total	$353,016	$(2,024)	$31,857	$(98)	$384,873	$(2,122)

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

The following table summarizes the derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Fair value hedges
Instruments associated with loans
Total notional value	$903,252	$775,328

Cash flow hedges
Instruments associated with deposits
Total notional value	35,000	0
Total	$938,252	$775,328

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

As only interest rate payments are exchanged, cash requirements and credit risk are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instrument. First Financial manages this market value credit risk through borrower and counterparty credit policies. First Financial's counterparty credit policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At September 30, 2012, the Company had a total counterparty notional amount outstanding of approximately $493.6 million, spread among eight counterparties, with an outstanding liability from these contracts of $28.6 million. At December 31, 2011, the Company had a total counterparty notional amount outstanding of approximately $396.4 million, spread among seven counterparties, with an outstanding liability from these contracts of $27.3 million.

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

In connection with its use of derivative instruments, First Financial from time to time is required to post cash collateral with its counterparties to offset its market position.  Derivative collateral balances were $25.4 million and $24.4 million at September 30, 2012, and December 31, 2011, respectively. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		September 30, 2012			December 31, 2011
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance Sheet Classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$13,850	$0	$(1,594)	$17,456	$0	$(2,263)
Matched interest rate swaps with borrower	Accrued interest and other assets	444,701	26,198	0	378,936	24,566	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	444,701	0	(27,430)	378,936	0	(25,860)
Cash flow hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$35,000	$0	$(292)	0	0	0
Total		$938,252	$26,198	$(29,316)	$775,328	$24,566	$(28,123)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2012:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$13,850	3.6	$(1,594)	2.35%	6.81%
Receive fixed, matched interest rate swaps with borrower	444,701	4.5	26,198	5.22%	2.97%
Pay fixed, matched interest rate swaps with counterparty	444,701	4.5	(27,430)	2.97%	5.22%
Total asset conversion swaps	$903,252	4.4	$(2,826)	4.07%	4.13%

Liability conversion swaps
Pay fixed interest rate swaps with counterparty	$35,000	6.8	$(292)	3.25%	4.02%
Total liability conversion swaps	$35,000	6.8	$(292)	3.25%	4.02%
Total swap portfolio	$938,252	4.5	$(3,118)	4.04%	4.13%

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

Fair Value Hedges. First Financial utilizes interest rate swaps as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile at the time.  The fair value hedge agreements generally involve the net receipt by First Financial of floating-rate amounts in exchange for net payments by First Financial, through its loan clients, of fixed-rate amounts over the life of the agreements without an exchange of the underlying principal or notional amount.  This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to the interest income or interest expense of the hedged item.  The fair value of the interest rate swaps is included within accrued interest and other assets on the Consolidated Balance Sheets.  The corresponding fair-value adjustment is also included on the Consolidated Balance Sheets in the carrying value of the hedged item.  Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item, if any, are recognized in income immediately.

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest income
(Dollars in thousands)		Three months ended		Nine months ended
Derivatives in fair value hedging relationships	Classification of change in fair value	September 30,		September 30,
		2012	2011	2012	2011
Interest rate contracts
Loans	Interest income - loans	$(167)	$(221)	$(555)	$(692)
Total		$(167)	$(221)	$(555)	$(692)

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense. The fair value of interest rate swaps is included within accrued interest and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are included in accumulated comprehensive income (loss). Derivative gains and losses not considered effective in hedging the cash flows related to the hedged items, if any, are recognized in income immediately.

Effective July 2, 2012, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $35.0 million of floating rate interest-bearing deposits indexed to the U.S. Federal Funds Target Rate. This interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 7 years.

The following table details the location and amounts recognized for cash flow hedges:

	Amount of gain/(loss) recognized in OCI on derivatives (effective portion)			Amount of gain/(loss) reclassified from accumulated OCI into earnings (effective portion)
(Dollars in thousands)	September 30, 2012			September 30, 2012
Derivatives in cash flow hedging relationships	Three months ended	Nine months ended	Classification of change in fair value	Three months ended	Nine months ended
Interest rate contracts
Interest-bearing deposits	$(182)	$(182)	Interest income-interest-bearing deposits	$(67)	$(67)
Total	$(182)	$(182)		$(67)	$(67)

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include overnight advances from the Federal Loan Home Bank (FHLB). First Financial had $283.0 million in short-term borrowings with the FHLB at September 30, 2012 as a result of managing the Company's normal liquidity needs, on-going deposit rationalization strategies and recent investment securities purchases.

Long-term debt on the Consolidated Balance Sheets consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral, as well as a capital loan with a municipality.  The FHLB advances and repurchase agreements are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet.  First Financial has $65.0 million in repurchase agreements which have remaining maturities of less than three years and a weighted average rate of 3.50%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within investment securities available-for-sale on the Consolidated Balance Sheets.

The Bank received a capital loan in the amount of $0.8 million during the third quarter of 2012 as part of an economic development agreement with the City of Cincinnati, Ohio. The loan is noninterest-bearing with a term of 15 years and will be forgiven upon maturity if the Bank complies with certain employment metrics throughout the term of the agreement.

The following is a summary of long-term debt:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$9,747	3.78%	$11,544	3.80%
National Market Repurchase Agreement	65,000	3.50%	65,000	3.50%
Capital loan with municipality	774	0.00%	$0	0.00%
Total long-term debt	$75,521	3.50%	$76,544	3.55%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $162.4 million in additional qualifying debentures under these guidelines.

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

Doubtful - First Financial assigns a doubtful rating to loans and leases with all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$794,471	$81,033	$1,230,599	$2,106,103
Special Mention	21,174	167	32,001	53,342
Substandard	19,213	10,697	75,555	105,465
Doubtful	0	0	481	481
Total	$834,858	$91,897	$1,338,636	$2,265,391

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$292,584	$58,907	$366,379	$72,947	$790,817
Nonperforming	7,070	284	2,497	0	9,851
Total	$299,654	$59,191	$368,876	$72,947	$800,668

	As of December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$799,471	$89,072	$1,110,718	$1,999,261
Special Mention	37,547	1,751	28,994	68,292
Substandard	19,435	24,151	93,355	136,941
Doubtful	528	0	0	528
Total	$856,981	$114,974	$1,233,067	$2,205,022

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$279,958	$67,136	$356,887	$48,942	$752,923
Nonperforming	8,022	407	2,073	0	10,502
Total	$287,980	$67,543	$358,960	$48,942	$763,425

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of September 30, 2012
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$948	$1,461	$4,468	$6,877	$827,981	$834,858	$0
Real estate - construction	51	0	2,172	2,223	89,674	91,897	0
Real estate - commercial	2,805	373	30,308	33,486	1,305,150	1,338,636	0
Real estate - residential	6,168	1,663	6,505	14,336	285,318	299,654	0
Installment	549	130	226	905	58,286	59,191	0
Home equity	1,438	349	2,211	3,998	364,878	368,876	0
All other	398	161	108	667	72,280	72,947	108
Total	$12,357	$4,137	$45,998	$62,492	$3,003,567	$3,066,059	$108

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,964	$96	$7,473	$10,533	$846,448	$856,981	$0
Real estate - construction	47	0	17,004	17,051	97,923	114,974	0
Real estate - commercial	4,940	2,102	16,654	23,696	1,209,371	1,233,067	0
Real estate - residential	8,602	236	7,012	15,850	272,130	287,980	0
Installment	437	53	355	845	66,698	67,543	0
Home equity	1,304	246	1,637	3,187	355,773	358,960	0
All other	495	231	191	917	48,025	48,942	191
Total	$18,789	$2,964	$50,326	$72,079	$2,896,368	$2,968,447	$191

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed on nonaccrual status. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

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

First Financial had 97 TDRs totaling $24.6 million at September 30, 2012, including $11.6 million on accrual status and $13.0 million classified as nonaccrual. First Financial had $3.0 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs. At September 30, 2012, the allowance for loan and lease losses included reserves of $3.6 million related to TDRs. For the three and nine months ended September 30, 2012, First Financial charged off $1.7 million and $6.4 million for the portion of TDRs determined to be uncollectible. Additionally, at September 30, 2012, approximately $2.5 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 78 TDRs totaling $22.1 million at December 31, 2011, including $4.0 million of loans on accrual status and $18.1 million classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs. At December 31, 2011, the allowance for loan and lease losses included reserves of $4.3 million related to TDRs. At December 31, 2011, approximately $1.3 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2012 and 2011.

	Three months ended
	September 30, 2012			September 30, 2011
	Total TDRs			Total TDRs
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	6	$3,787	$4,027	1	$44	$44
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	8	5,105	5,077	2	467	206
Real estate - residential	0	0	0	3	242	245
Installment	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Total	14	$8,892	$9,104	6	$753	$495

	Nine months ended
	September 30, 2012			September 30, 2011
	Total TDRs			Total TDRs
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	16	$8,358	$8,589	7	$388	$354
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	22	9,854	9,795	10	1,431	1,016
Real estate - residential	2	164	166	13	1,295	1,301
Installment	0	0	0	2	114	111
Home equity	0	0	0	1	101	101
Total	40	$18,376	$18,550	33	$3,329	$2,883

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30, (2)		September 30, (2)
(Dollars in thousands)	2012	2011	2012	2011
Extended maturities	$6,144	$249	$13,404	$1,445
Adjusted interest rates	0	114	166	271
Combination of rate and maturity changes	0	132	563	1,056
Forbearance	2,565	0	3,801	0
Other (1)	395	0	616	111
Total	$9,104	$495	$18,550	$2,883

(1) Other includes covenant modifications and other concessions or combination of concessions that do not consist of interest rate adjustments, forbearance, and maturity extensions.
(2) Balances are as of period end.

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. A borrower that is ninety days or more past due on any principal or interest payments for a TDR, or who prematurely terminates a restructured loan agreement without satisfying the contractual principal balance (for example, in a deed-in-lieu arrangement), is considered to be in payment default of the terms of the TDR agreement.

There were two commercial loan modifications classified as TDRs in the last twelve months, totaling $1.1 million, that experienced a payment default during the nine months ended September 30, 2012.

There were four loan modifications classified as a TDR in the last twelve months, totaling $1.3 million that experienced a payment default during the nine months ended September 30, 2011.

Impaired Loans. Loans placed in nonaccrual status and TDRs are considered impaired. The following table provides information on nonaccrual, TDRs and total impaired loans.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Impaired loans
Nonaccrual loans
Commercial	$4,563	$7,809
Real estate-construction	2,536	10,005
Real estate-commercial	33,961	28,349
Real estate-residential	5,563	5,692
Installment	284	371
Home equity	2,497	2,073
Nonaccrual loans	49,404	54,299
Troubled debt restructurings
Accruing	11,604	4,009
Nonaccrual	13,017	18,071
Total troubled debt restructurings	24,621	22,080
Total impaired loans	$74,025	$76,379

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,145	$1,390	$3,734	$4,103
Interest included in income
Nonaccrual loans	54	108	403	358
Troubled debt restructurings	199	49	430	215
Total interest included in income	253	157	833	573
Net impact on interest income	$892	$1,233	$2,901	$3,530

First Financial individually reviews all impaired commercial loan relationships greater than $250,000, as well as consumer loan TDRs greater than $100,000, to determine if a specific allowance based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral is necessary. Specific allowances are based on expected cash flows, discounted using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of September 30, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$6,344	$8,673	$0	$7,932	$116	$24
Real estate - construction	2,049	2,260	0	4,705	15	5
Real estate - commercial	16,508	25,173	0	15,498	195	93
Real estate - residential	8,486	9,925	0	8,274	52	17
Installment	397	427	0	452	2	1
Home equity	2,496	2,806	0	2,216	6	2

Loans with an allowance recorded
Commercial	7,272	8,032	1,713	5,797	142	55
Real estate - construction	1,652	2,168	853	5,882	71	12
Real estate - commercial	26,710	28,807	8,816	25,870	204	34
Real estate - residential	2,010	2,013	290	2,358	29	9
Installment	0	0	0	0	0	0
Home equity	101	101	2	76	1	1

Total
Commercial	13,616	16,705	1,713	13,729	258	79
Real estate - construction	3,701	4,428	853	10,587	86	17
Real estate - commercial	43,218	53,980	8,816	41,368	399	127
Real estate - residential	10,496	11,938	290	10,632	81	26
Installment	397	427	0	452	2	1
Home equity	2,597	2,907	2	2,292	7	3
Total	$74,025	$90,385	$11,674	$79,060	$833	$253

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$6,351	$8,387	$0	$7,337	$62
Real estate - construction	6,289	11,129	0	5,657	2
Real estate - commercial	14,999	22,718	0	18,306	249
Real estate - residential	8,639	9,580	0	6,848	66
Installment	485	526	0	356	5
Home equity	2,073	2,206	0	2,337	10

Loans with an allowance recorded
Commercial	4,131	4,267	3,205	3,683	15
Real estate - construction	11,098	13,905	2,578	13,731	92
Real estate - commercial	19,521	26,357	6,441	15,484	225
Real estate - residential	2,692	2,705	313	3,630	37
Installment	0	0	0	15	1
Home Equity	101	101	2	81	3

Total
Commercial	10,482	12,654	3,205	11,020	77
Real estate - construction	17,387	25,034	2,578	19,388	94
Real estate - commercial	34,520	49,075	6,441	33,790	474
Real estate - residential	11,331	12,285	313	10,478	103
Installment	485	526	0	371	6
Home equity	2,174	2,307	2	2,418	13
Total	$76,379	$101,881	$12,539	$77,465	$767

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

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$15,688	$16,313	$11,317	$17,907
Additions
Commercial	539	241	5,888	1,328
Residential	406	416	2,320	2,609
Total additions	945	657	8,208	3,937
Disposals
Commercial	1,209	3,605	2,221	3,909
Residential	413	1,293	1,025	2,345
Total disposals	1,622	4,898	3,246	6,254
Write-downs
Commercial	1,041	0	2,181	3,341
Residential	58	69	186	246
Total write-downs	1,099	69	2,367	3,587
Balance at end of period	$13,912	$12,003	$13,912	$12,003

NOTE 10:  COVERED LOANS

Loans acquired in Federal Deposit Insurance Corporation (FDIC)-assisted transactions are initially covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred and are referred to as covered loans.

First Financial evaluates purchased loans for impairment in accordance with the provisions of FASB ASC Topic 310-30. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. First Financial is accounting for the majority of its covered loans under FASB ASC Topic 310-30 except for loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics.

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30.

The following table reflects the carrying value of all purchased impaired and nonimpaired covered loans:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30 (1)	Total purchased loans	Loans accounted for under FASB ASC Topic 310-30	Loans Excluded From FASB ASC Topic 310-30 (1)	Total purchased loans
Commercial	$114,574	$7,171	$121,745	$182,625	$13,267	$195,892
Real estate - construction	12,898	0	12,898	17,120	0	17,120
Real estate - commercial	504,453	7,867	512,320	627,257	9,787	637,044
Real estate - residential	105,113	0	105,113	121,117	0	121,117
Installment	9,108	784	9,892	12,123	1,053	13,176
Home equity	2,679	57,823	60,502	4,146	60,832	64,978
Other covered loans	0	3,045	3,045	0	3,917	3,917
Total covered loans	$748,825	$76,690	$825,515	$964,388	$88,856	$1,053,244

(1) Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting.

The outstanding balance of all loans accounted for under FASB ASC Topic 310-30, including contractual principal, interest, fees and penalties, was $1.2 billion and $1.6 billion as of September 30, 2012 and December 31, 2011, respectively.

Changes in the carrying amount of accretable yield for loans accounted for under FASB ASC Topic 310-30 were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period (1)	$283,296	$421,781	$344,410	$509,945
Reclassification from nonaccretable difference	2,338	17,311	25,780	50,517
Accretion	(21,730)	(31,168)	(71,674)	(97,447)
Other net activity (2)	(11,749)	(4,878)	(46,361)	(59,969)
Balance at end of period	$252,155	$403,046	$252,155	$403,046

(1)   Excludes loans with revolving privileges which are scoped out of FASB Topic 310-30 and certain loans which First Financial elected to treat under the cost recovery method of accounting
(2)   Includes the impact of loan repayments and charge-offs

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 9 - Loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$60,033	$2,309	$249,139	$311,481
Special Mention	15,289	3,290	65,766	84,345
Substandard	43,628	7,299	197,234	248,161
Doubtful	2,795	0	181	2,976
Total	$121,745	$12,898	$512,320	$646,963

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$105,113	$9,892	$58,639	$3,039	$176,683
Nonperforming	0	0	1,863	6	1,869
Total	$105,113	$9,892	$60,502	$3,045	$178,552

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$113,201	$2,506	$340,889	$456,596
Special Mention	22,468	3,597	63,880	89,945
Substandard	52,103	11,017	230,870	293,990
Doubtful	8,120	0	1,405	9,525
Total	$195,892	$17,120	$637,044	$850,056

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$121,117	$13,176	$63,231	$3,899	$201,423
Nonperforming	0	0	1,747	18	1,765
Total	$121,117	$13,176	$64,978	$3,917	$203,188

First Financial reviews its forecast of expected cash flows for loans accounted for under FASB ASC Topic 310-30 on a quarterly basis. The Company experienced changes in both the timing and amount of expected cash flows on certain loan pools related to payment activities and loan resolution strategies resulting in a $2.3 million reclassification from nonaccretable to accretable difference during the third quarter of 2012. Similarly, the Company reclassified $17.3 million from nonaccretable to accretable difference during the third quarter of 2011, and $25.8 million and $50.5 million for the nine months ended September 30, 2012, and 2011, respectively.

Generally, net increases in expected cash flows for a pool of loans results in a yield adjustments on the loan pool on a prospective basis. Net declines in expected cash flows for a pool of loans are considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Improved cash flow expectations for loan pools that were impaired during prior periods is recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. For further detail on impairment and provision expense related to loans accounted for under FASB ASC Topic 310-30, see "Covered Loans" under Note 11 - Allowance for Loan and Lease Losses.

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

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$10	$316	$1,960	$2,286	$4,885	$7,171	$0
Real estate - commercial	0	0	941	941	6,926	7,867	0
Installment	0	0	0	0	784	784	0
Home equity	332	1,135	1,855	3,322	54,501	57,823	0
All other	139	7	13	159	2,886	3,045	7
Total	$481	$1,458	$4,769	$6,708	$69,982	$76,690	$7

	As of December 31, 2011
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$73	$294	$6,490	$6,857	$6,410	$13,267	$0
Real estate - commercial	184	0	1,870	2,054	7,733	9,787	0
Installment	0	0	0	0	1,053	1,053	0
Home equity	1,344	11	1,679	3,034	57,798	60,832	0
All other	10	6	125	141	3,776	3,917	107
Total	$1,611	$311	$10,164	$12,086	$76,770	$88,856	$107

Nonaccrual. Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, these loans are placed on nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed in nonaccrual status. Any payments received while a loan is in nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be returned to accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Information on covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans
Commercial	$2,448	$7,203
Real estate-commercial	1,589	2,192
Home equity	1,863	1,747
All other	6	18
Total	$5,906	$11,160

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$146	$268	$504	$769
Interest included in income	9	8	70	49
Net impact on interest income	$137	$260	$434	$720

Impaired Loans. Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$2,448	$4,731	$0	$4,533	$55	$4
Real estate - commercial	1,589	3,188	0	1,945	14	5
Home equity	1,863	2,885	0	1,451	1	0
All other	6	6	0	14	0	0
Total	$5,906	$10,810	$0	$7,943	$70	$9

	As of December 31, 2011
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$7,203	$10,152	$0	$9,873	$47
Real estate - commercial	2,192	4,002	0	2,504	5
Installment	1,747	2,878	0	1,559	6
Home equity	18	18	0	9	0
Total	$11,160	$17,050	$0	$13,945	$58

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

Changes in covered OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$25,408	$36,687	$44,818	$35,257
Additions
Commercial	8,578	16,699	13,677	38,431
Residential	737	490	3,423	2,315
Total additions	9,315	17,189	17,100	40,746
Disposals
Commercial	5,858	9,440	24,417	20,940
Residential	0	901	2,354	6,992
Total disposals	5,858	10,341	26,771	27,932
Write-downs
Commercial	249	614	5,665	4,138
Residential	0	83	866	1,095
Total write-downs	249	697	6,531	5,233
Balance at end of period	$28,616	$42,838	$28,616	$42,838

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

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first nine months of 2012, however certain modifications were made to the estimation process in the third quarter of 2012 to place greater emphasis on quantitative factors such as historical loan losses and less emphasis on qualitative factors. This resulted in a shift in the allocation of the allowance between certain consumer and commercial loan types but had no significant impact on the total allowance for loan and lease losses at September 30, 2012.

First Financial's policy is to charge-off all or a portion of a commercial loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses for the previous five quarters and year-to-date are presented in the table that follows:

	Three Months Ended					Nine months ended
	2012			2011		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2012	2011
Balance at beginning of period	$50,952	$49,437	$52,576	$54,537	$53,671	$52,576	$57,235
Provision for loan losses	3,613	8,364	3,258	5,164	7,643	15,235	14,046
Loans charged off	(5,804)	(7,138)	(6,822)	(7,791)	(7,174)	(19,764)	(18,007)
Recoveries	431	289	425	666	397	1,145	1,263
Balance at end of period	$49,192	$50,952	$49,437	$52,576	$54,537	$49,192	$54,537
Allowance for loan and lease losses to total ending loans	1.60%	1.69%	1.67%	1.77%	1.86%	1.60%	1.86%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Nine Months Ended September 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	1,645	2,322	15,324	(360)	(1,050)	(3,934)	1,288	15,235
Gross charge-offs	3,655	2,684	8,791	1,360	310	1,939	1,025	19,764
Recoveries	322	0	219	70	270	83	181	1,145
Total net charge-offs	3,333	2,684	8,572	1,290	40	1,856	844	18,619
Ending allowance for loan and lease losses	$8,601	$4,062	$24,980	$3,344	$569	$4,961	$2,675	$49,192
Ending allowance on loans individually evaluated for impairment	$1,713	$853	$8,816	$290	$0	$2	$0	$11,674
Ending allowance on loans collectively evaluated for impairment	6,888	3,209	16,164	3,054	569	4,959	2,675	37,518
Ending allowance for loan and lease losses	$8,601	$4,062	$24,980	$3,344	$569	$4,961	$2,675	$49,192
Loans, excluding covered loans
Ending balance of loans individually evaluated for impairment	$11,940	$3,701	$38,972	$2,664	$0	$101	$0	$57,378
Ending balance of loans collectively evaluated for impairment	822,918	88,196	1,299,664	296,990	59,191	368,775	72,947	3,008,681
Total loans, excluding covered loans	$834,858	$91,897	$1,338,636	$299,654	$59,191	$368,876	$72,947	$3,066,059

	Twelve Months Ended December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,138	$8,326	$14,917	$8,907	$1,981	$10,939	$2,027	$57,235
Provision for loan and lease losses	2,825	2,345	13,384	(2,407)	(159)	1,878	1,344	19,210
Gross charge-offs	3,436	6,279	10,382	1,551	526	2,183	1,441	25,798
Recoveries	762	32	309	45	363	117	301	1,929
Total net charge-offs	2,674	6,247	10,073	1,506	163	2,066	1,140	23,869
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Ending allowance on loans individually evaluated for impairment	$3,205	$2,578	$6,441	$313	$0	$2	$0	$12,539
Ending allowance on loans collectively evaluated for impairment	7,084	1,846	11,787	4,681	1,659	10,749	2,231	40,037
Ending allowance for loan and lease losses	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Loans, excluding covered loans
Ending balance of loans individually evaluated for impairment	$8,351	$17,387	$30,708	$3,730	$0	$101	$0	$60,277
Ending balance of loans collectively evaluated for impairment	848,630	97,587	1,202,359	284,250	67,543	358,859	48,942	2,908,170
Total loans, excluding covered loans	$856,981	$114,974	$1,233,067	$287,980	$67,543	$358,960	$48,942	$2,968,447

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

First Financial updated the valuation related to covered loans during the third quarter of 2012, and as a result of impairment in certain loan pools, recognized total provision expense of $6.6 million and realized net charge-offs of $6.1 million during the quarter, resulting in an allowance for covered loan losses of $48.9 million as of September 30, 2012. First Financial recognized provision expense on covered loans of $25.6 million and realized net charge-offs of $19.6 million for the first nine months of 2012. Additionally, the Company recognized loss share expenses of $3.6 million for the third quarter of 2012 and $10.9 million for the nine months ended September 30, 2012 primarily related to attorney fees and losses on covered OREO during the period.  The receivable due from the FDIC under loss share agreements related to the covered provision expense and losses on covered OREO of $8.5 million for the third quarter of 2012 and $29.6 million for the first nine months of 2012 was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

For the third quarter of 2011, First Financial recognized provision expense on covered loans of $7.3 million related to net charge-offs of $10.2 million during the period.  First Financial recognized provision expense on covered loans of $57.2 million and realized net charge-offs of $25.6 million for the first nine months of 2011. The related receivable due from the FDIC under loss share agreements related to these loans of $8.4 million for the third quarter of 2011 and $53.5 million for the first nine months of 2011, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	September 30, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,268	$25,919	$3,079	$629	$48,895
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,268	$25,919	$3,079	$629	$48,895

	December 31, 2011
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,160	$21,930	$1,396	$349	$42,835
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,160	$21,930	$1,396	$349	$42,835

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters and year-to-date were as follows:

	Three Months Ended					Nine months ended
	2012			2011		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2012	2011
Balance at beginning of period	$48,327	$46,156	$42,835	$48,112	$51,044	$42,835	$16,493
Provision for loan and lease losses	6,622	6,047	12,951	6,910	7,260	25,620	57,171
Loans charged-off	(9,058)	(5,163)	(10,118)	(13,513)	(10,609)	(24,339)	(32,091)
Recoveries	3,004	1,287	488	1,326	417	4,779	6,539
Balance at end of period	$48,895	$48,327	$46,156	$42,835	$48,112	$48,895	$48,112

NOTE 12:  INCOME TAXES

First Financial’s effective tax rate for the third quarter of 2012 was 35.4% compared to 38.2% for the third quarter of 2011. The year-to-date effective tax rate through September 30, 2012 was 34.8% compared to 36.3% for the comparable period in 2011. The decrease in the effective tax rate during the third quarter 2012 as compared to the same period in 2011 was primarily due to an unfavorable provision to return adjustment recorded in the third quarter of 2011 related to the completion of the 2010 federal and state tax returns. First Financial recorded a favorable provision to return adjustment in the second quarter 2012 related to the completion of 2011 state tax returns. Provision to return adjustments of this nature are typical during the second or third quarters as federal and state tax returns are finalized.

At September 30, 2012, and December 31, 2011, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

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

First Financial is no longer subject to state and local income tax examinations for years prior to 2008.  Tax years 2008 through 2011 remain open to state and local examination in various jurisdictions.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for its defined benefit pension plan.

First Financial made no cash contributions to fund the pension plan in 2011 and does not expect to make cash contributions to its pension plan in 2012.  As a result of the plan’s funding status and related actuarial projections for 2012, First Financial recorded income related to its pension plan in the first nine months of 2012 of $0.4 million, compared to $1.0 million for the same period in 2011. Likewise, First Financial recorded income related to its pension plan of $0.1 million and $0.3 million in the third quarter of 2012 and 2011, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$894	$825	$2,559	$2,475
Interest cost	606	675	1,986	2,025
Expected return on assets	(2,281)	(2,237)	(6,751)	(6,787)
Amortization of prior service cost	(106)	(100)	(316)	(300)
Net actuarial loss	780	525	2,130	1,575
Net periodic benefit income	$(107)	$(312)	$(392)	$(1,012)

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net actuarial loss	$780	$525	$2,130	$1,575
Amortization of prior service cost	(106)	(100)	(316)	(300)
Deferred tax liabilities	(255)	(160)	(685)	(481)
Net amount recognized in accumulated other comprehensive income (loss)	$419	$265	$1,129	$794

First Financial also sponsors a defined contribution 401(k) thrift plan which covers substantially all employees. Participants may contribute up to 50.0% of their earnings into the plan, not to exceed applicable limitations prescribed by the Internal Revenue Service. Employer contributions to the Plan are equal to 100.0% of the participant's contribution up to 3.0% of the participant's eligible salary on a before-tax basis, and 50.0% of the participant's contribution on the next 2.0% of the participant's eligible salary on a before-tax basis, up to a maximum employer contribution of 4.0%. All First Financial matching contributions vest immediately. First Financial contributions to the 401(k) plan are at the discretion of the board of directors.

NOTE 14:  FAIR VALUE DISCLOSURES

Fair Value Measurement

The fair value framework as disclosed in the Fair Value Measurements and Disclosure Topic of FASB ASC Topic 825, Financial Instruments (Fair Value Topic) includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3).  When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1.  When identical assets and liabilities are not traded in active markets, First Financial looks to observable market data for similar assets and liabilities and classifies such items as Level 2.  Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

The following methods, assumptions and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value and in estimating its fair value disclosures for financial instruments.

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

Loans held for sale. Loans held for sale are carried at the lower of cost or fair value.  These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties.  Fair value is based on the contractual price to be received from these third parties, which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, First Financial records any fair value adjustments on a nonrecurring basis.  Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are valued at the lower of cost or fair value for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Covered loans. Fair values for covered loans accounted for under FASB ASC Topic 310-30 are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These covered loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.

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

FDIC indemnification asset. The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. Fair value of the FDIC indemnification asset is estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. First Financial re-estimates the expected indemnification asset cash flows in conjunction with the periodic re-estimation of cash flows on covered loans accounted for under FASB ASC Topic 310-30. Improvements in cash flow expectations on covered loans generally result in a related decline in the expected indemnification cash flows while declines in cash flow expectations on covered loans generally result in an increase in expected indemnification cash flows.

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

Deposit liabilities. The fair value of demand deposits, savings accounts and certain money-market deposits is the amount payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date.  The fair value of fixed-rate certificates of deposit is estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

Borrowings. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values.  The Company classifies the estimated fair value of short-term borrowings as Level 1 of the fair value hierarchy.

The fair value of long-term debt is estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.  Third-party valuations are used for long-term debt with embedded options, such as call features. The Company classifies the estimated fair value of long-term debt as Level 2 in the fair value hierarchy.

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps at the reporting date, using primarily observable market inputs such as interest rate yield curves.  The discounted net present value calculated represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes a vendor-developed, proprietary model to value the credit risk component of both the derivative assets and liabilities.  The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2012
Financial assets
Cash and short-term investments	$175,676	$175,676	$175,676	$0	$0
Investment securities held-to-maturity	822,319	830,540	0	830,540	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	23,530	23,530	0	23,530	0
Loans, excluding covered loans	3,016,867	3,020,686	0	0	3,020,686
Covered loans	776,620	790,207	0	0	790,207
FDIC indemnification asset	130,476	116,051	0	0	116,051

Financial liabilities
Deposits
Noninterest-bearing	$1,063,654	$1,063,654	$0	$1,063,654	$0
Interest-bearing demand	1,112,843	1,112,843	0	1,112,843	0
Savings	1,568,818	1,568,818	0	1,568,818	0
Time	1,199,296	1,206,006	0	1,206,006	0
Total deposits	4,944,611	4,951,321	0	4,951,321	0
Short-term borrowings	371,190	371,190	371,190	0	0
Long-term debt	75,521	79,921	0	79,921	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2011
Financial assets
Cash and short-term investments	$525,051	$525,051	$525,051	$0	$0
Investment securities held-to-maturity	2,664	2,893	0	2,893	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	24,834	24,834	0	24,834	0
Loans, excluding covered loans	2,915,871	2,910,825	0	0	2,910,825
Covered loans	1,010,409	1,042,752	0	0	1,042,752
FDIC indemnification asset	173,009	151,114	0	0	151,114

Financial liabilities
Deposits
Noninterest-bearing	$946,180	$946,180	$0	$946,180	$0
Interest-bearing demand	1,317,339	1,317,339	0	1,317,339	0
Savings	1,724,659	1,724,659	0	1,724,659	0
Time	1,654,662	1,664,457	0	1,664,457	0
Total deposits	5,642,840	5,652,635	0	5,652,635	0
Short-term borrowings	99,431	99,431	99,431	0	0
Long-term debt	76,544	81,168	0	81,168	0

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements at September 30, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Derivatives	$0	$26,198	$0	$(26,198)	$0
Available-for-sale investment securities	134	689,546	0	0	689,680
Total	$134	$715,744	$0	$(26,198)	$689,680

Liabilities
Derivatives	$0	$29,316	$0	$(26,198)	$3,118

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis in the consolidated financial statements at September 30, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets
Impaired loans (1)	$0	$0	$24,260
OREO	0	0	8,694
Covered OREO	0	0	15,167

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and accumulated other comprehensive income (loss) are as follows:

	Nine months ended			Balances net of tax
	September 30, 2012			as of
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	September 30, 2012
Unrealized gains on investment securities	$2,671	$(1,009)	$1,662	$14,331
Unrealized loss on derivatives	(292)	110	(182)	(182)
Retirement obligation	1,814	(685)	1,129	(33,007)
Foreign currency translation	26	0	26	3
Total	$4,219	$(1,584)	$2,635	$(18,855)

	Nine months ended			Balances net of tax
	September 30, 2011			as of
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	September 30, 2011
Unrealized gains on investment securities	$12,966	$(4,896)	$8,070	$17,134
Unrealized gain on derivatives	628	(237)	391	0
Retirement obligation	1,275	(481)	794	(20,488)
Foreign currency translation	(599)	0	(599)	(34)
Total	$14,270	$(5,614)	$8,656	$(3,388)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted earnings per share -income available to common shareholders:
Net income	$16,242	$15,618	$51,038	$48,798
Dividends on preferred stock	0	0	0	0
Income available to common shareholders	$16,242	$15,618	$51,038	$48,798
Denominator for basic earnings per share - weighted average shares	57,976,943	57,735,811	57,902,102	57,674,250
Effect of dilutive securities —
Employee stock awards	842,833	841,604	905,210	930,461
Warrants	120,403	76,684	123,258	95,241
Denominator for diluted earnings per share - adjusted weighted average shares	58,940,179	58,654,099	58,930,570	58,699,952
Earnings per share available to common shareholders
Basic	$0.28	$0.27	$0.88	$0.85
Diluted	$0.28	$0.27	$0.87	$0.83

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 354,876 and 1,267,705 at September 30, 2012 and 2011, respectively.

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of September 30, 2012 and 2011. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.44 and expire on December 23, 2018.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.2 billion bank holding company headquartered in Cincinnati, Ohio.  As of September 30, 2012 First Financial, through its subsidiaries, operated in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 122 banking centers and 141 ATMs. First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit-based products, deposit accounts, corporate cash management support and other services to commercial and retail clients.  Additionally, the Bank conducts franchise lending by providing equipment and leasehold improvement financing for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

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

First Financial must follow specific servicing and resolution procedures, as outlined in the loss sharing agreements, in order to receive reimbursement from the FDIC for losses on covered assets. The Company has established separate and dedicated teams of legal, finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC. First Financial services all covered assets with the same resolution practices and diligence as it does for assets that are not subject to a loss sharing agreement.

Covered loans represent approximately 21% of First Financial’s loans at September 30, 2012.

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

As part of the on-going evaluation of its banking center network, First Financial consolidated nine banking centers located in Ohio and Indiana and exited one Indiana market during the second quarter 2012. First Financial consolidated two additional Indiana-based banking centers and closed four other Indiana-based banking centers where the Company has a limited presence during the third quarter 2012. These banking center actions will allow the Company to focus additional resources in the Cincinnati, Dayton and Indianapolis metropolitan markets. Customer relationships related to the consolidated banking centers will be transferred to the nearest First Financial location where those customers will continue to receive the same high level of service.

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

Third quarter 2012 net income was $16.2 million, and earnings per diluted share were $0.28.  This compares with third quarter 2011 net income of $15.6 million and earnings per diluted share of $0.27.

For the nine months ended September 30, 2012, net income was $51.0 million and earnings per diluted share were $0.87. This compares to net income of $48.8 million and earnings per diluted share of $0.83 for the same period in 2011.

Return on average assets for the third quarter of 2012 was 1.05% compared to 1.01% for the comparable period in 2011.  Return on average shareholders’ equity for the third quarter of 2012 was 9.01% compared to 8.54% for the comparable period in 2011.

Return on average assets for the first nine months of 2012 was 1.08% compared to 1.05% for the same period in 2011. Return on average shareholders' equity was 9.56% and 9.19% for the same periods in 2012 and 2011, respectively.

A discussion of the first nine months and third quarter of 2012 results of operations follows.

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

The majority of First Financial's covered loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (FASB ASC Topic 310-30). As such, the Company is required to periodically update its forecast of expected cash flows from these loans. Impairment, as a result of a decrease in expected cash flows, is recognized in the period it is measured as provision expense and has no impact on net interest income or net interest margin. Improvements in expected cash flows are recognized on a prospective basis through an upward adjustment to the yield earned on the portfolio. Impairment and improvement are both partially offset by the impact of changes in the value of the FDIC indemnification asset. Impairment is partially offset by an increase to the FDIC indemnification asset as a result of FDIC loss sharing income and has no impact on net interest income or net interest margin. Improvement, which is reflected as a higher yield on the loans, is partially offset by a lower yield earned on the FDIC indemnification asset until the next periodic valuation of the loans and the indemnification asset. The weighted average yield of the acquired loan portfolio can also be subject to change as loans with higher yields pay down more quickly or slowly than loans with lower yields.

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$59,846	$65,218	$191,365	$198,420
Tax equivalent adjustment	255	236	689	714
Net interest income - tax equivalent	$60,101	$65,454	$192,054	$199,134

Average earning assets	$5,658,059	$5,687,036	$5,806,615	$5,730,642

Net interest margin *	4.21%	4.55%	4.40%	4.63%
Net interest margin (fully tax equivalent) *	4.23%	4.57%	4.42%	4.65%

* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2012 was $59.8 million, declining $5.4 million or 8.2% from third quarter 2011 net interest income of $65.2 million. Net interest income on a fully tax-equivalent basis for the third quarter 2012 was $60.1 million as compared to $65.5 million for the third quarter 2011. Net interest margin was 4.21% for the third quarter 2012 as compared to 4.55% for the third quarter 2011.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets as well as the current low interest rate environment for loans and investment securities.

The decline in net interest income in the third quarter 2012 as compared to the third quarter 2011 was the result of a $9.6 million or 12.7% decline in total interest income partially offset by a $4.3 million or 39.8% decline in total interest expense. The decline in total interest income resulted from a decline in interest income and fees earned on loans, primarily as a result of continued amortization and paydowns in the Company's high-yielding covered loan portfolio, partially offset by higher interest income earned on the investment portfolio.

Contributing to the lower interest income earned on loans, and a related decline in net interest margin, was a $329.8 million or 27.6% decline in the average balance of the Company's high-yielding covered loan portfolio as compared to the third quarter 2011. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities. The decline in covered loan balances was offset by growth in lower yielding assets as uncovered loan balances increased $220.7 million or 7.9%, while the investment securities portfolio increased $406.8 million or 33.9%, from the third quarter of 2011. Interest-bearing deposits with other banks also declined $295.6 million or 96.3% from the third quarter of 2011.

Elevated prepayment activity related to higher yielding mortgage-backed securities (MBSs) in the investment portfolio impacted both the average balances and portfolio yield during the third quarter 2012. This prepayment activity also resulted in accelerated premium amortization, negatively affecting interest income and contributing to the decline in net interest margin. A significant portion of the Company's higher-yielding investment grade single-issuer trust preferred securities were redeemed by the issuers' early in the third quarter 2012, impacting interest income and net interest margin as well.

While average uncovered loan balances increased from the third quarter 2011 as a result of strong new loan origination activity in recent periods, payoff activity was also elevated. As a result of the low interest rate environment and heightened competition, recent loan originations have been recorded at yields significantly lower than the yields on loans that paid off during the same period, muting the impact of increased balances on interest income earned and net interest margin. Interest income and net interest margin were also negatively impacted, to a lesser extent, by a decline in loan fees.

Interest expense and net interest margin continued to benefit from the impact of deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined $353.7 million or 8.1% and the cost of funds related to these deposits decreased 32 basis points to 57 basis points for the third quarter 2012 compared to 89 basis points for the comparable quarter in 2011.

For the nine month period ended September 30, 2012, net interest income was $191.4 million, a decline of $7.1 million or

3.6%, from $198.4 million for the comparable period in 2011. Net interest income on a fully tax-equivalent basis for the nine month period ended September 30, 2012, was $192.1 million as compared to $199.1 million for the comparable period in 2011. Similar to the quarterly year-over-year items discussed above, these declines were primarily related to lower covered loan balances as well as a reduced yield on the FDIC indemnification asset, partially offset by higher interest income from investments and lower funding costs.

Net interest margin for the nine month period ended September 30, 2012 declined 23 bps to 4.40% from 4.63% for the comparable period in 2011.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	September 30, 2012			June 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments:
Interest-bearing deposits with other banks	$11,390	$13	0.45%	$4,454	$2	0.18%	$306,969	$208	0.27%
Investment securities	1,606,313	8,469	2.09%	1,713,503	10,500	2.46%	1,199,473	7,587	2.51%
Gross loans including covered loans and indemnification asset (1)	4,040,356	57,823	5.68%	4,095,310	61,421	6.02%	4,180,594	68,157	6.47%
Total earning assets	5,658,059	66,305	4.65%	5,813,267	71,923	4.96%	5,687,036	75,952	5.30%

Nonearning assets
Cash and due from banks	118,642			121,114			110,336
Allowance for loan and lease losses	(102,636)			(98,317)			(107,101)
Premises and equipment	145,214			143,261			116,070
Other assets	347,388			355,648			330,474
Total assets	$6,166,667			$6,334,973			$6,136,815

Interest-bearing liabilities
Deposits:
Interest-bearing	$1,164,111	$384	0.13%	$1,192,868	316	0.11%	$1,153,178	690	0.24%
Savings	1,588,708	476	0.12%	1,610,411	464	0.12%	1,659,152	1,412	0.34%
Time	1,260,329	4,870	1.53%	1,406,800	5,601	1.60%	1,554,497	7,721	1.97%
Short-term borrowings	181,905	54	0.12%	159,681	37	0.09%	100,990	44	0.17%
Long-term borrowings	75,435	675	3.55%	75,314	675	3.59%	94,150	867	3.65%
Total interest-bearing liabilities	4,270,488	6,459	0.60%	4,445,074	7,093	0.64%	4,561,967	10,734	0.93%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	1,052,421			1,044,405			735,621
Other liabilities	126,961			128,383			113,418
Shareholders' equity	716,797			717,111			725,809
Total liabilities and shareholders' equity	$6,166,667			$6,334,973			$6,136,815
Net interest income		$59,846			$64,830			$65,218

Net interest spread			4.05%			4.32%			4.37%
Contribution of noninterest-bearing sources of funds			0.16%			0.17%			0.18%
Net interest margin (2)			4.21%			4.49%			4.55%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following tables.

	Changes for the Three Months Ended September 30, 2012
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(1,564)	$(467)	$(2,031)	$(1,263)	$2,145	$882
Other earning assets	3	8	11	142	(337)	(195)
Gross loans (1)	(3,449)	(149)	(3,598)	(8,327)	(2,007)	(10,334)
Total earning assets	(5,010)	(608)	(5,618)	(9,448)	(199)	(9,647)
Interest-bearing liabilities
Total interest-bearing deposits	$(435)	$(216)	$(651)	$(3,588)	$(505)	$(4,093)
Borrowed funds
Short-term borrowings	10	7	17	(14)	24	10
Federal Home Loan Bank long-term debt	(8)	8	0	(25)	(167)	(192)
Other long-term debt	0	0	0	0	0	0
Total borrowed funds	2	15	17	(39)	(143)	(182)
Total interest-bearing liabilities	(433)	(201)	(634)	(3,627)	(648)	(4,275)
Net interest income	$(4,577)	$(407)	$(4,984)	$(5,821)	$449	$(5,372)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the Nine Months Ended September 30, 2012
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(2,008)	$9,768	$7,760
Other earning assets	(114)	(600)	(714)
Gross loans (1)	(18,625)	(8,928)	(27,553)
Total earning assets	(20,747)	240	(20,507)
Interest-bearing liabilities
Total interest-bearing deposits	$(11,489)	$(674)	$(12,163)
Borrowed funds
Short-term borrowings	(69)	34	(35)
Federal Home Loan Bank long-term debt	(61)	(802)	(863)
Other long-term debt	0	(391)	(391)
Total borrowed funds	(130)	(1,159)	(1,289)
Total interest-bearing liabilities	(11,619)	(1,833)	(13,452)
Net interest income	$(9,128)	$2,073	$(7,055)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2012 noninterest income was $30.8 million, a $2.7 million or 9.7% increase from noninterest income of $28.1 million in the third quarter 2011.  The increase in noninterest income from the comparable quarter in 2011 was due primarily to $2.6 million of gains recorded on the sale of investment securities, a $0.7 million increase in service charges on deposits related to the Liberty and Flagstar acquisitions, as well as an increase of other noninterest income of $0.5 million. This increase was partially offset by $1.4 million decline in accelerated discount on covered loans.

While no material sales of covered loans occurred during the third quarter of 2012, covered loan activity continued to impact noninterest income due to prepayments. Accelerated discount is recognized when acquired loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. First Financial recognized accelerated discount on covered loans of $3.8 million for the third quarter of 2012 and $5.2 million for the third quarter of 2011.

When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses, referred to as loss sharing income, are recorded as noninterest income and were $8.5 million for the third quarter of 2012 and $8.4 million for the third quarter of 2011.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets.

For the nine months ended September 30, 2012, noninterest income totaled $96.3 million compared to $112.9 million for the comparable year-over-year period. The $16.6 million or 14.7% decline in noninterest income from the comparable period in 2011 was primarily attributable to a $23.9 million decrease in FDIC loss sharing income and a $4.5 million decrease in accelerated discount on covered loans, offset by the $2.6 million gain on the sale of investment securities as well as the $5.0 million of other noninterest income associated with the settlement of litigation related to a subsidiary in the second quarter of 2012 and increases of $1.5 million and $0.7 million in service charges on deposit accounts and bankcard income, respectively.

NONINTEREST EXPENSE

Third quarter 2012 noninterest expense was $55.3 million compared with $53.1 million in the third quarter of 2011. The $2.1 million or 4.0% increase from the comparable quarter in 2011 was primarily attributable to a $2.5 million increase in loss sharing expense, a $1.0 million increase in net occupancy expenses related to the Liberty and Flagstar acquisitions as well as relocation of the Company's headquarters to downtown Cincinnati, an increase of $0.9 million in data processing expenses related to the implementation and maintenance of software utilized by the Bank and a $1.7 million increase in loss on OREO properties, offset by lower professional services expense and nominal gains recognized on covered OREO in 2012, compared to $2.7 million of losses incurred in the third quarter of 2011. Losses on OREO are generally the result of declines in fair value, and losses on final disposition, of OREO properties during the period. Loss sharing expense represents costs incurred to resolve problem covered assets. Losses on covered OREO and loss sharing expenses are partially reimbursed by the FDIC. The decline in professional services expense was primarily due to a $0.2 million decrease in legal fees, including litigation related expenses, as well as $0.3 million in reduced costs related to consulting services.

For the nine months ended September 30, 2012, noninterest expense totaled $168.5 million compared to $163.4 million for the comparable year-over-year period. The increase of $5.1 million or 3.1% is primarily attributable to a $4.7 million increase in salaries and employee benefits expense related to the Liberty and Flagstar acquisitions, a $2.2 million increase in data processing expense related to the implementation and maintenance of software utilized by the Bank, a $6.6 million increase in loss sharing expense and a $1.6 million increase in other noninterest expense. The increase in other noninterest expense primarily related to a $1.4 million increase in the amortization of intangibles and an increase in loss on the disposal of fixed assets of $0.6 million, specifically related to the core deposit intangibles and branches consolidated during 2012 as well as an increase of $0.7 million in collection expenses. Also affecting other noninterest expense was an increase in the reserve for unfunded commitments due to an increase in an available credit line after a large paydown on a criticized loan. These increases were partially offset by a combined $6.5 million decrease in losses related to covered and uncovered OREO, a $1.8 million decrease in professional services expense primarily due to lower legal and consulting costs, a $0.8 million decrease in amortization related to trust preferred securities redeemed in 2011 and a $1.7 million decrease in acquisition related costs related to the Liberty and Flagstar branch acquisitions in 2011.

During the third quarter 2012, First Financial completed a comprehensive efficiency study across all business lines and support functions. As a result, the Company identified approximately $17.1 million of annualized cost savings impacting several expense categories, inclusive of the estimated $3.0 million of net operating expenses associated with 2012 banking center consolidations. Realization of the identified cost savings is anticipated to begin during the fourth quarter 2012, however the Company does not expect to recognize net savings during 2012 as one-time costs associated with implementing the efficiency plan are expected to offset estimated savings. Ultimately, the achievement of these cost savings will be contingent upon management's ability to successfully implement the efficiency plan while managing external factors, such as regulatory changes and a dynamic business environment, without impacting service levels throughout the Company and to our customers.

INCOME TAXES

Income tax expense was $8.9 million and $9.7 million for the third quarters of 2012 and 2011, respectively. The effective tax rates for the third quarters of 2012 and 2011 were 35.4% and 38.2%, respectively. The decrease in the effective tax rate during the third quarter 2012 as compared to the same period in 2011 was primarily due to an unfavorable provision to return adjustment recorded in the third quarter of 2011 related to the completion of the 2010 federal and state tax returns. First Financial recorded a favorable provision to return adjustment in the second quarter 2012 related to the completion of 2011 state tax returns. Provision to return adjustments of this nature are typical during the second or third quarters as federal and state tax returns are finalized.

Income tax expense for the nine months ended September 30, 2012 and 2011 was $27.2 million and $27.9 million, respectively. The year-to-date effective tax rate through September 30, 2012 was 34.8% compared to 36.3% for the comparable period in 2011. The decline in the year-to-date effective tax rate through September 30, 2012 is primarily related to tax planning strategies that reduced state taxes in 2012.

LOANS - EXCLUDING COVERED LOANS

Loans, excluding covered loans and loans held for sale, increased $97.6 million or 3.3% to $3.1 billion at September 30, 2012 compared to December 31, 2011.  The increase in loan balances from December 31, 2011 was primarily related to a $105.6 million increase in commercial real estate loans and a $24.0 million increase in equipment lease financing balances, partially offset by a $45.2 million decline in commercial and construction real estate loan balances during the period. Loan demand remains a challenge in the Company’s strategic operating markets as a result of competition from other institutions as well as continued uncertainty in the economic environment.

Third quarter 2012 average loans, excluding covered loans and loans held for sale, increased $220.7 million or 7.9% from the third quarter of 2011.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of the $126.5 million of performing loans acquired in connection with the Liberty branch acquisition late in the third quarter of 2011. Similarly, year-to-date average loans, excluding covered loans and loans held for sale, increased $192.3 million through September 30, 2012 from the comparable period in 2011.

LOANS - COVERED

Covered loans continued to decline during the quarter, totaling $825.5 million at September 30, 2012, a $227.7 million or 21.6% decline compared to December 31, 2011.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

As required under the loss-sharing agreements, First Financial must file monthly certifications with the FDIC on single-family residential loans and quarterly certifications on all other loans.  To date, all certifications have been filed in a timely manner and without significant issues.

INVESTMENTS

First Financial's investment portfolio totaled $1.6 billion or 25.4% of total assets at September 30, 2012, compared with $1.5 billion or 22.7% of total assets at December 31, 2011.  Securities available-for-sale at September 30, 2012, totaled $689.7 million, compared with $1.4 billion at December 31, 2011, while held-to-maturity securities totaled $822.3 million at September 30, 2012 compared to $2.7 million at December 31, 2011.

First Financial reclassified securities, primarily agency MBSs, with a total book value of $915.5 million as of March 31, 2012 from available-for-sale to held-to-maturity during the first quarter 2012. While market expectations are that the current, low interest rate environment will continue for the next several years, the increase in the Company's portfolio duration in recent periods had caused the price sensitivity of the portfolio to increase in rising interest rate scenarios. Further, declines in market values for available-for-sale securities could negatively impact shareholders' equity as these securities are carried at fair value with unrealized holding gains and losses recorded as other comprehensive income. The reclassification was executed to mitigate the impact of potential future price depreciation on other comprehensive income and the corresponding negative impact on shareholders' equity as held-to-maturity securities are carried at amortized cost. First Financial has the intent and ability to hold the transferred securities to maturity and does not expect this reclassification to affect its liquidity needs in future periods.

The investment portfolio increased $67.5 million, or 4.5%, during the first nine months of 2012 as $465.3 million of purchases were partially offset by amortizations and paydowns in the portfolio, as well as the sale of $84.3 million of agency MBSs classified as available-for-sale during the third quarter 2012. The increase in the investment portfolio was primarily related to the deployment of cash received in the Liberty and Flagstar banking center acquisitions late in 2011, as well as amortization and paydowns of both uncovered and covered loans as loan demand remains muted. First Financial purchased agency MBSs and, to a lesser extent, investment grade single issuer trust preferred securities, utilizing the same discipline and portfolio management philosophy as with past investment purchases including, but not limited to, avoidance of material credit risk and geographic concentration risk within the MBSs. A significant portion of the Company's higher-yielding trust preferred securities were redeemed by the issuers early in the third quarter 2012.

As a result of elevated prepayment activity on MBSs during the third quarter 2012, First Financial began repositioning the investment portfolio to reduce the future risk of prepayment by selling the previously mentioned $84.3 million of agency MBSs and purchasing $133.8 million of securities. The Company sold lower-yielding agency MBSs classified as available-for-sale in order to reduce liquidity, interest rate cap and prepayment risks, recognizing a pre-tax gain of $2.6 million on the sale. The Company purchased an additional $256.9 million of securities early in the fourth quarter 2012. These purchases consist primarily of fixed rate agency collateralized mortgage obligations (CMOs) and tax-exempt pass-through securities and, to a lesser extent, variable rate agency CMOs. To mitigate prepayment and premium risk, the majority of these purchases consisted of securities with lower premiums. Additionally, a large percentage of these purchases were collateralized by higher loan-to-value (LTV) loans originated under the Home Affordable Refinance Program (HARP) as well as lower balance mortgages which together should exhibit more favorable prepayment protection in a low interest rate environment.

The Company's current investment strategy consists of a “barbelled” approach under which both short and long duration securities are targeted to provide a weighted average duration and yield profile approximating an intermediate duration security. This strategy should provide current income from the longer duration securities, which benefit from the steepness of the yield curve, while also mitigating interest rate risk with shorter duration variable rate securities which will reset when interest rates return to a rising environment.

The overall duration of the investment portfolio decreased to 1.8 years as of September 30, 2012 from 2.4 years as of December 31, 2011 due to increased prepayment speeds resulting from the continued decline in interest rates. The Company has partially mitigated the refinancing and premium risk associated with higher prepayment speeds by capping the premium at which it has purchased securities and by selectively purchasing agency MBSs collateralized by assets less subject to refinancing in this interest rate environment.

First Financial has recorded, as a component of equity in accumulated other comprehensive income, an unrealized after-tax gain on the investment portfolio of approximately $14.3 million at September 30, 2012, compared with $12.7 million at December 31, 2011.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2012 were $4.9 billion, a decrease of $698.2 million or 12.4% compared to December 31, 2011.  The decrease in total deposits at September 30, 2012 as compared to December 31, 2011 was primarily related to a $455.4 million or 27.5% decline in total time deposit balances and a $242.9 million or 6.1% decline in non-time deposit balances. The decline in non-time deposit balances was driven by a $204.5 million decrease in interest-bearing demand deposits and a $155.8 million decrease in savings deposits. The declines in both time deposit and non-time deposit balances from December 31, 2011 to September 30, 2012 were a result of the Company's continued focus on reducing non-core relationship deposits in connection with its deposit rationalization strategies, the repricing of certain deposits acquired in the Flagstar banking center acquisition and deposit attrition resulting from the Company's recent banking center consolidation activities. Partially offsetting this activity was an increase of $117.5 million or 12.4% in core noninterest-bearing accounts during the first nine months of 2012.

Average deposits declined to $5.1 billion at September 30, 2012 from $5.5 billion at December 31, 2011 primarily due to decreases in average interest-bearing demand deposits of $224.8 million and average time deposits of $363.6 million, partially offset by an increase in noninterest-bearing deposits of $191.6 million.

Borrowed funds increased to $446.7 million at September 30, 2012 from $176.0 million at December 31, 2011, due to a $283.0 million increase in First Financial's short-term borrowings with the Federal Home Loan Bank (FHLB) as a result of deposit attrition during the period from the Company's deposit reationalization strategies as well as recent purchase activity related to the Company's investment securities portfolio.

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

The allowance for uncovered loan and lease losses was $49.2 million as of September 30, 2012 compared to $52.6 million as of December 31, 2011.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.60% as of September 30, 2012 compared to 1.77% as of December 31, 2011.  The allowance for uncovered loan and lease losses is the result of the Company's modeling efforts to estimate losses inherent in the portfolio and is influenced by migration trends within First Financial's loan rating classification scheme, the levels of nonperforming loans and the nature and timing of resolution strategies related to nonperforming loans, among other factors.  The decline in the allowance for uncovered loan and lease losses from December 31, 2011 was primarily the result of continued positive migration trends in classified assets as well as the finalization of resolution strategies related to certain nonperforming loans during 2012.

Third quarter 2012 net charge-offs were $5.4 million or 0.71% of average loans and leases on an annualized basis, compared with $6.8 million or 0.96% of average loans and leases on an annualized basis for the comparable quarter in 2011. Net charge-offs during the third quarter 2012 included $0.8 million related to the disposition of a single commercial loan and $2.3 million related to valuation adjustments of three commercial real estate credits.

For the nine months ended September 30, 2012, net charge-offs were $18.6 million, or 0.83% of average loans and leases on an annualized basis, as compared to $16.7 million, or 0.80% of average loans and leases on an annualized basis for the nine months ended September 30, 2011. Net charge-offs for the nine months ended September 30, 2012 include the third quarter 2012 charge-offs discussed above in addition to $2.0 million related to the dispositions of a commercial real estate credit and a construction and land development credit and $1.2 million related to valuation adjustments on two commercial real estate credits during the second quarter 2012, as well as a $1.7 million charge-off related to a commercial construction and land development credit, $1.1 million related to a hotel real estate loan and three commercial credits totaling $0.9 million in the aggregate during the first quarter 2012.

Provision expense related to uncovered loans and leases is a product of the Company's allowance for loan and lease losses model as well as net charge-off activity during the period. Third quarter 2012 provision expense related to uncovered loans and leases was $3.6 million as compared to $7.6 million during the comparable quarter in 2011. Similar to the allowance, the decline in provision expense was driven primarily by the continued positive migration trends in classified assets as well as the finalization of resolution strategies on certain loans during the quarter.  Provision expense related to uncovered loans and leases was $15.2 million and $14.0 million for the nine months ended September 30, 2012 and 2011, respectively. Provision expense for the nine months ended September 30, 2012 was impacted by the establishment of or addition to specific reserves totaling $6.1 million in the aggregate on three separate commercial and commercial real estate credits in the second quarter, partially offset by the continued migration trends in classified assets as well as the finalization of resolution strategies on certain loans during the year.

The table that follows indicates the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended					Nine months ended
	2012			2011		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2012	2011
Allowance for loan and lease loss activity
Balance at beginning of period	$50,952	$49,437	$52,576	$54,537	$53,671	$52,576	$57,235
Provision for loan losses	3,613	8,364	3,258	5,164	7,643	15,235	14,046
Gross charge-offs
Commercial	1,340	1,129	1,186	1,742	879	3,655	1,694
Real estate-construction	180	717	1,787	2,105	1,771	2,684	4,174
Real estate-commercial	2,736	3,811	2,244	2,505	2,997	8,791	7,877
Real estate-residential	565	191	604	473	564	1,360	1,078
Installment	134	116	60	115	162	310	411
Home equity	380	915	644	488	510	1,939	1,695
All other	469	259	297	363	291	1,025	1,078
Total gross charge-offs	5,804	7,138	6,822	7,791	7,174	19,764	18,007
Recoveries
Commercial	202	48	72	348	92	322	414
Real estate-construction	0	0	0	5	0	0	27
Real estate-commercial	38	68	113	68	168	219	241
Real estate-residential	33	9	28	3	4	70	42
Installment	72	75	123	96	87	270	267
Home equity	31	28	24	71	9	83	46
All other	55	61	65	75	37	181	226
Total recoveries	431	289	425	666	397	1,145	1,263
Total net charge-offs	5,373	6,849	6,397	7,125	6,777	18,619	16,744
Ending allowance for loan and lease losses	$49,192	$50,952	$49,437	$52,576	$54,537	$49,192	$54,537

Net charge-offs to average loans and leases (annualized)
Commercial	0.56%	0.53%	0.53%	0.65%	0.39%	0.54%	0.21%
Real estate-construction	0.78%	2.91%	6.36%	6.13%	4.96%	3.54%	3.79%
Real estate-commercial	0.81%	1.18%	0.69%	0.80%	0.98%	0.89%	0.90%
Real estate-residential	0.72%	0.25%	0.81%	0.64%	0.86%	0.59%	0.53%
Installment	0.41%	0.26%	(0.39)%	0.11%	0.47%	0.08%	0.29%
Home equity	0.38%	0.99%	0.70%	0.46%	0.57%	0.69%	0.64%
All other	2.51%	1.46%	1.88%	2.47%	2.46%	1.99%	3.03%
Total net charge-offs	0.71%	0.93%	0.87%	0.95%	0.96%	0.83%	0.80%

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

The allowance for covered loan and lease losses was $48.9 million as of September 30, 2012 compared to $42.8 million as of December 31, 2011 as a result of changes in expected cash flows on loans accounted for under FASB ASC Topic 310-30, as well as portfolio activity during the period, including payments received and charge-offs.

First Financial recognized total provision expense related to covered loans of $6.6 million and realized net charge-offs related to covered loans of $6.1 million for the three months ended September 30, 2012. The Company recognized total provision expense related to covered loans of $7.3 million and net charge-offs of $10.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, First Financial recognized total provision expense related to covered loans of $25.6 million and net charge-offs of $19.6 million. The Company recognized total provision expense related to covered loans of $57.2 million and net charge-offs of $25.6 million for the nine months ended September 30, 2011.

The Company also recognized loss sharing expenses of $3.6 million and modest net gains on covered OREO during the third quarter of 2012. Loss sharing expenses and losses on covered OREO were $1.0 million and $2.7 million, respectively, in the third quarter of 2011. Loss sharing expenses include attorney fees, taxes, insurance and other collection expenses related to the resolution of covered assets.  First Financial recognized loss sharing expenses of $8.4 million and $1.9 million, and losses on covered OREO of $2.5 million and $8.4 million, for the nine months ended September 30, 2012 and 2011, respectively.

The receivable due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $8.5 million and $8.4 million for the three months ended September 30, 2012 and 2011, respectively, was recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods. The receivable due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $29.6 million and $53.5 million for the nine months ended September 30, 2012 and 2011, respectively, was recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

	Three months ended					Nine months ended
	2012			2011		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2012	2011
Balance at beginning of period	$48,327	$46,156	$42,835	$48,112	$51,044	$42,835	$16,493
Provision for loan and lease losses	6,622	6,047	12,951	6,910	7,260	25,620	57,171
Loans charged-off	(9,058)	(5,163)	(10,118)	(13,513)	(10,609)	(24,339)	(32,091)
Recoveries	3,004	1,287	488	1,326	417	4,779	6,539
Ending allowance for covered loan losses	$48,895	$48,327	$46,156	$42,835	$48,112	$48,895	$48,112

Nonperforming/Underperforming Assets (excluding covered assets). Nonperforming loans totaled $74.0 million and nonperforming assets totaled $87.9 million as of September 30, 2012 compared with $76.4 million and $87.7 million, respectively, at December 31, 2011.  Nonaccrual loans, including troubled debt restructurings (TDRs) classified as nonaccrual, totaled $62.4 million as of September 30, 2012 compared to $72.4 million as of December 31, 2011, representing a $9.9 million, or 13.7% decrease primarily driven by the finalization of resolution strategies, including transfers to OREO, dispositions and net charge-offs, related to credits in the commercial and construction and land development portfolios.

The third quarter 2012 allowance for loan and lease losses as a percentage of nonaccrual loans was 99.6% compared with 96.8% at December 31, 2011, while the allowance for loan and lease losses as a percentage of nonperforming loans was 66.5% at September 30, 2012, compared with 68.8% at December 31, 2011.

Total classified assets as of September 30, 2012 totaled $133.4 million compared to $162.4 million at December 31, 2011. Classified assets, which have declined for eight consecutive quarters, are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings (excluding covered loans). TDRs totaled $24.6 million at September 30, 2012, a $2.5 million increase from December 31, 2011.  Accruing TDRs increased $7.6 million from December 31, 2011, generally as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. TDRs classified as nonaccrual declined $5.1 million from December 31, 2011 as a result of the $4.4 million construction and land development credit that was sold during the second quarter 2012, as well as other transfers to OREO and charge-offs during 2012.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

Delinquent Loans (excluding covered loans). At September 30, 2012, loans 30-to-89 days past due decreased to $17.0 million, or 0.55% of period end loans, as compared to $20.4 million, or 0.69%, at December 31, 2011. The decrease in delinquent loans compared to December 31, 2011 primarily resulted from lower delinquencies in commercial real estate loans.

Other Real Estate Owned. At September 30, 2012, First Financial had OREO properties originating from uncovered loans totaling $13.9 million, compared with $11.3 million at December 31, 2011. OREO increased $2.6 million from December 31, 2011 to September 30, 2012 as additions of $8.2 million exceeded dispositions and valuation adjustments of $5.6 million during the period. Additions during the period primarily related to three land development relationships totaling $3.4 million in the aggregate which transferred to OREO in the first quarter 2012. During the third quarter 2012, there were no individually significant activity.

OREO originating from covered loans was $28.6 million at September 30, 2012, compared with $44.8 million at December 31, 2011. Covered OREO declined $16.2 million from December 31, 2011 to September 30, 2012 as additions of $17.1 million were offset by dispositions and valuation adjustments of $33.3 million during the period.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as of September 30, 2012, and the four previous quarters, as well as related credit quality ratios.

	Quarter ended
	2012			2011
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans
Commercial	$4,563	$12,065	$5,936	$7,809	$10,792
Real estate - construction	2,536	7,243	7,005	10,005	13,844
Real estate - commercial	33,961	36,116	35,581	28,349	26,408
Real estate - residential	5,563	5,069	5,131	5,692	5,507
Installment	284	319	377	371	322
Home equity	2,497	2,281	1,915	2,073	2,277
Nonaccrual loans	49,404	63,093	55,945	54,299	59,150
Troubled debt restructurings (TDRs)
Accruing	11,604	9,909	9,495	4,009	4,712
Nonaccrual	13,017	10,185	17,205	18,071	12,571
Total TDRs	24,621	20,094	26,700	22,080	17,283
Total nonperforming loans	74,025	83,187	82,645	76,379	76,433
Other real estate owned (OREO)	13,912	15,688	15,036	11,317	12,003
Total nonperforming assets	87,937	98,875	97,681	87,696	88,436
Accruing loans past due 90 days or more	108	143	203	191	235
Total underperforming assets	$88,045	$99,018	$97,884	$87,887	$88,671
Total classified assets	$133,382	$145,621	$154,684	$162,372	$172,581

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	99.57%	80.76%	88.37%	96.83%	92.20%
Nonaccrual loans plus nonaccrual TDRs	78.81%	69.53%	67.58%	72.65%	76.04%
Nonperforming loans	66.45%	61.25%	59.82%	68.84%	71.35%
Total ending loans	1.60%	1.69%	1.67%	1.77%	1.86%
Nonperforming loans to total loans	2.41%	2.76%	2.79%	2.57%	2.60%
Nonperforming assets to
Ending loans, plus OREO	2.86%	3.27%	3.28%	2.94%	3.00%
Total assets, including covered assets	1.41%	1.57%	1.52%	1.31%	1.40%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.48%	2.94%	2.96%	2.81%	2.84%
Total assets, including covered assets	1.22%	1.42%	1.37%	1.25%	1.32%

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

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations and capital expenditures.  Liquidity is monitored and closely managed by ALCO, a group of senior officers from the deposit gathering, finance, risk management and treasury areas. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as to maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans to respond are in place.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

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

Capital expenditures, such as banking center expansions and technology investments were $18.6 million and $9.7 million for the first nine months of 2012 and 2011, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of September 30, 2012, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $1.5 billion as collateral for borrowings from the Federal Home Loan Bank (FHLB).  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At September 30, 2012, the Company had $283.0 million in short-term borrowings from the FHLB. At December 31, 2011, the Company had no short-term borrowings from the FHLB.  The increase in short-term borrowings at September 30, 2012 was related to deposit attrition during the period resulting from the Company's deposit rationalization strategies as well as recent purchase activity related to the Company's investment securities portfolio. At September 30, 2012, and December 31, 2011, total long-term borrowings from the FHLB were $9.7 million and $11.5 million, respectively.  First Financial's total remaining borrowing capacity from the FHLB was $310.2 million at September 30, 2012.

The principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $689.7 million at September 30, 2012.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.5 million at September 30, 2012.  In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, as well as loans maturing within one year, are sources of liquidity.

At September 30, 2012, in addition to liquidity on hand of $175.7 million, First Financial had unused and available overnight wholesale funding of $2.3 billion or 36.2% of total assets to fund new loans, any deposit runoff that may occur as a result of the Company's deposit rationalization efforts and from markets that the Company is exiting, or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $55.6 million for the first nine months of 2012.  As of September 30, 2012, First Financial’s subsidiaries had retained earnings of $350.6 million of which $29.4 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $110.7 million in cash as of September 30, 2012, which is approximately three times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses. Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

Until its prepayment during the second quarter 2011, First Financial made quarterly interest payments on its junior subordinated debenture owed to its unconsolidated subsidiary trust.  The trust preferred securities were redeemed on June 30, 2011, and therefore, there was no interest expense associated with the junior subordinated debentures for the last six months of 2011 or during 2012. First Financial had no interest expense related to this other long-term debt for the three months ended September 30, 2011 and $0.4 million of interest expense related to this debt for the nine months ended September 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2012, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2012, and December 31, 2011, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's category.

First Financial’s Tier I capital is comprised of total shareholders’ equity less unrealized gains and losses on investment securities available-for-sale accounted for under FASB ASC Topic 320, Investments-Debt and Equity Securities, and any amounts resulting from the application of FASB ASC Topic 715, Compensation-Retirement Benefits, that is recorded within accumulated other comprehensive income (loss), intangible assets and any valuation related to mortgage servicing rights.  Total risk-based capital consists of Tier I capital plus qualifying allowance for loan and lease losses and gross unrealized gains on equity securities.

For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for total risk-based capital including intangible assets and non-qualifying mortgage servicing rights and allowance for loan and lease losses.

Consolidated regulatory capital ratios at September 30, 2012, included the leverage ratio of 10.54%, Tier 1 capital ratio of 16.93%, and total capital ratio of 18.21%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $387.1 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.99% at September 30, 2012 as compared to 9.23% at December 31, 2011.

The following table illustrates the actual and required capital amounts and ratios as of September 30, 2012 and December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital to risk-weighted assets
Consolidated	$690,312	18.21%	$303,197	8.00%	N/A	N/A
First Financial Bank	583,930	15.45%	302,320	8.00%	$377,899	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	641,828	16.93%	151,598	4.00%	N/A	N/A
First Financial Bank	528,412	13.98%	151,160	4.00%	226,740	6.00%

Tier 1 capital to average assets
Consolidated	641,828	10.54%	244,267	4.00%	N/A	N/A
First Financial Bank	528,412	8.69%	243,229	4.00%	304,037	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets
Consolidated	$683,255	18.74%	$291,632	8.00%	N/A	N/A
First Financial Bank	578,042	15.89%	290,992	8.00%	$363,740	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	636,836	17.47%	145,816	4.00%	N/A	N/A
First Financial Bank	524,363	14.42%	145,496	4.00%	218,244	6.00%

Tier 1 capital to average assets
Consolidated	636,836	9.87%	258,122	4.00%	N/A	N/A
First Financial Bank	524,363	8.13%	258,035	4.00%	322,543	5.00%

Shelf Registrations. On April 28, 2011, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration allows First Financial to raise capital from time to time through the sale of various types of securities, subject to approval by the Company's board of directors.

Shareholder Dividends. In April 2012, First Financial announced that it would increase the regular cash dividend to common shareholders. The regular quarterly dividend was increased to $0.15 per common share from the previous $0.12 per common share. Further, the Company announced that future dividend payments are expected to consist of the higher regular dividend and continuation of the previously announced variable dividend through the dividend to be paid in the fourth quarter of 2013. This combined dividend represents a 100% payout of quarterly earnings. Dividend decisions are evaluated quarterly by the Company's board of directors in the context of numerous factors, and the board will evaluate the regular dividend for increase only when such an increase is sustainable.

Share Repurchases. First Financial had no share repurchase activity under publicly announced plans in 2011 or through the nine months ended September 30, 2012.

In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually beginning in the fourth quarter 2012. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The Company expects to disclose a summary of total shares repurchased on a quarterly basis in future periods. The share repurchase plan is not expected to impact the variable dividend and as a result the return of capital to shareholders is expected to exceed 100% of earnings through 2013. Subsequent to the expiration of the variable dividend, the Company expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under the Basel Committee on Banking Supervision's final framework for strengthening international capital and liquidity regulation released in December 2010 (Basel III).

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2011 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2012.

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2012, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(6.88)%	(0.52)%	0.60%
NII-Year 2	(8.89)%	3.45%	6.31%
EVE *	(18.46)%	3.80%	11.15%

* Does not include securities purchased subsequent to September 30, 2012.
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

The interest rate risk analysis provides a framework as to what First Financial's overall sensitivity is as of the Company's most recent reported position. Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in portfolio composition and market conditions.  Market based prepayment speeds are factored into the analysis for loan and securities portfolios.  Deposit premiums and rate sensitivity for transactional deposit accounts are modeled based on both historical experience and external industry studies. Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 100 basis points scenario. First Financial continues to refine the assumptions used in its interest rate risk modeling.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2012.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	2,603	16.35	NA	NA
Stock Plans	19,503	16.51	NA	NA
August 1 to August 31, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	36,149	16.22	NA	NA
September 1 to September 30, 2012
Share repurchase program	0	$0.00	0	4,969,105
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	10,001	17.37	0	NA
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,603	$16.35	NA
Stock Plans	65,653	$16.48	NA

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

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is authorized to purchase shares of its common stock as of September 30, 2012.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.  No shares were repurchased under this plan as of September 30, 2012.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/25/2000	7,507,500	2,538,395	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	First Financial Bancorp Code of Conduct (filed as Exhibit 10.1 to the Form 8-K filed on October 29, 2012 and incorporated herein by reference).

10.2	The Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Form 8-K filed on October 29, 2012 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail*.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ J. Franklin Hall		/s/ John M. Gavigan
J. Franklin Hall		John M. Gavigan
Executive Vice President, Chief Financial Officer		First Vice President and Corporate Controller
and Chief Operating Officer		(Principal Accounting Officer)

Date	11/6/2012	Date	11/6/2012