Form 10-K
period 2012-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2013-02-25
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2012, was $906,168,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 22, 2013, there were issued and outstanding 57,906,537 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2013 are incorporated by reference into Part III.

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

First Financial has minimal foreign currency transactions and in general, does not have a significant exposure to foreign currencies. Foreign currency activities are generally related to services provided to commercial customers.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2012, and is incorporated herein by reference.

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

Employees
At December 31, 2012, First Financial and its subsidiaries had 1,547 full-time and part-time employees.

Subsidiaries
The list of each of First Financial’s subsidiaries can be found at Exhibit 21 of this Form 10-K.

Business Combinations
On September 23, 2011, First Financial Bank completed the purchase of 16 retail banking centers located in and around Dayton, Ohio from Liberty Savings Bank, FSB (Liberty) including $126.5 million of performing loans and $341.9 million of deposits at their estimated fair values. First Financial also acquired $3.8 million of fixed assets at estimated fair value and paid Liberty a $22.4 million net deposit premium. First Financial recorded $17.1 million of goodwill related to the Liberty banking center acquisition.

On December 2, 2011, First Financial Bank completed the purchase of 22 Indiana-based retail banking centers located in and around Indianapolis, Indiana from Flagstar Bank, FSB (Flagstar) and assumed approximately $464.7 million of deposits at their estimated fair value. First Financial also acquired $6.6 million of fixed assets at estimated fair value and paid Flagstar a $22.5 million net deposit premium. First Financial recorded $26.1 million of goodwill related to the Flagstar banking center acquisition.

The Liberty and Flagstar banking center acquisitions were accounted for in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired in these transactions are not subject to loss sharing agreements.

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

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets), beginning with the first dollar of loss.  Covered loans represent approximately 19% of First Financial’s loans at December 31, 2012. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

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

Insurance of Accounts
The FDIC currently maintains the DIF, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000.  This insurance is backed by the full faith and credit of the United States Government.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected First Financial Bank's prepaid assessments amounting to $17.0 million on December 30, 2009. First Financial Bank had no remaining prepaid FDIC assessments at December 31, 2012.

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
Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as is currently being experienced.

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

The overall economy, while showing signs of improvement in 2012, remains fragile and has yet to demonstrate a clear ability to sustain this improvement. As a result, the Company expects that certain of its credit metrics may remain volatile in future periods, or until there are more sustained signs of economic recovery, including lower unemployment rates and stabilized property values. Continued deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations.

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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could adversely affect our financial condition, results of operation and liquidity.

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
At December 31, 2012, we had $2.3 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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
Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts.  A cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and may result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system.  We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  Furthermore, we may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

We rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. A cyber security breach may result in theft of such data or disruption of our transaction processing systems.  We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and may result in class action litigation.  Cyber security risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.  In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect us. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

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

We May Be Subject to General Claims and Litigation Liability.
In the ordinary course of business, we may be named as defendant or may otherwise face claims or legal action, including class actions, from a variety of sources including, among others, customers; vendors; regulatory agencies; federal, state or local governments; or employees. Such claims or legal action may include, among others, breach of contract, breach of fiduciary duty, discrimination, harassment, fraud and infringement of patents, copyrights or trademarks. Such claims or legal action may also make demands for substantial monetary damages and require substantial amounts of time and resources to defend. Should we be named as defendant or otherwise face such claims or legal actions, there can be no assurance that we would be successful in its defense against such actions, which could have a material adverse impact on our financial position, results of operations and liquidity. Additional information related to litigation is included in Note 7 to the consolidated financial standards and in Item 3, Part I of this Annual Report on Form 10-K.

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
Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 58,046,235 shares are outstanding at December 31, 2012. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

We are also authorized to issue 80,000 preferred shares of which none are outstanding as of December 31, 2012.

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

See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2012 for more information.

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
We are a holding company that conducts substantially all of our operations through our bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of our bank subsidiary to pay dividends or make other payments to us. As of the close of business on December 31, 2012, our bank subsidiary had an additional $29.1 million available to pay dividends to us without prior regulatory approval.

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
In connection with the acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Business Risks – Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information on the factors affecting the levels of these charge-offs.

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

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.
In connection with First Financial Bank's assumption of the banking operations of Peoples, Irwin Union Bank and Irwin FSB, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share.  Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions relating to the timing or amount of expected losses are incorrect, there could be a negative impact on our operating results.  Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions.  Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-sharing periods, may result in impairments of the FDIC indemnification asset.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The registrant and its subsidiaries operate from 124 banking centers.  Its strategic operating markets are located within the three state regions of Ohio, Indiana, and Kentucky, where it operates 65 banking centers located in Ohio, as well as First Financial's executive office in Cincinnati, Ohio; 55 banking centers located in Indiana; and 4 banking centers located in Kentucky.

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

The proof of claim bar date for non-governmental units was October 31, 2011. The proof of claim bar date for administrative claims was January 31, 2012. The proof of claim bar date for governmental units was January 13, 2012. On October 28, 2011, First Financial submitted a pre-petition claim to the bankruptcy court in the amount of approximately $15.3 million. In addition, on January 27, 2012, First Financial filed an administrative claim of approximately $33,000 with the bankruptcy court. On January 5, 2013, IMC and FFB reached a tentative settlement whereby all claim between the two entities would be resolved in a global settlement. If finalized, the plan is not expected to have a material adverse effect on the financial statements of First Financial. On January 5, 2013, IMC filed its plan of liquidation with the court and later filed a disclosure statement containing the general terms of the above settlement. It is expected that a definitive settlement agreement will be filed as a supplement to the plan and that would be filed prior to the confirmation hearing. Until the court approves the plan and all objection periods have passed, it is not possible to determine the eventual outcome in these matters.

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

On August 2, 2011, First Financial Bank made a claim for indemnification with respect to the subsidiaries. Conditional indemnification was granted on May 29, 2012.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of First Financial Bancorp

Shown in the table below are the executive officers of First Financial Bancorp as of December 31, 2012. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	52	President & Chief Executive Officer

C. Douglas Lefferson	48	Executive Vice President & Chief Banking Officer

J. Franklin Hall (1)	44	Executive Vice President, Chief Financial Officer & Chief Operating Officer (1)

Anthony M. Stollings (1)	58	Executive Vice President & Chief Risk Officer (2)

Gregory A. Gehlmann	51	Executive Vice President & Chief General Counsel

Kevin T. Langford	45	Executive Vice President & Chief Administrative Officer

Alisa E. Poe	51	Executive Vice President & Chief Talent Officer

Jill A. Stanton	50	Executive Vice President & Co-Chief Retail Banking Officer

Jill L. Wyman	51	Executive Vice President & Co-Chief Retail Banking Officer

John M. Gavigan	34	First Vice President & Controller

(1) No longer in these positions effective January 18, 2013.
(2) Effective January 18, 2013, also Chief Financial Officer.

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis—President, Chief Executive Officer, and a member of the board of directors on October 1, 2004. Beginning August 23, 2005, Mr. Davis became the president, CEO, and chairman of the board of Bank. At the time he joined First Financial, Mr. Davis was senior vice president at Irwin Financial Corporation and chairman of Irwin Union Bank and Trust (the company’s lead bank), positions he had held since May 2003 to his departure.

C. Douglas Lefferson—Executive Vice President and Chief Banking Officer since November 2010; Chief Operating Officer (April 2005–November 2010); and Chief Financial Officer (January 2002–April 2005). Mr. Lefferson has spent his entire banking career in various positions within the Company and its subsidiaries.

J. Franklin Hall—Executive Vice President, Chief Financial Officer, and Chief Operating Officer (designated Principle Accounting Officer on an interim basis until December 17, 2011) (September 2011 – January 17, 2013) and Chief Financial Officer (April 2005 – January 17, 2013). He has served other roles with affiliates of the Company, President of First Financial Capital Advisors, LLC (April 2007–December 31, 2010) and President of the First Funds family of proprietary mutual funds (December 2006–December 2009); and Controller (January 2002–April 2005). Mr. Hall joined First Financial in June of 1999.

Anthony M. Stollings—Executive Vice President, Chief Financial Officer and Chief Risk Officer since January 18, 2013. Mr. Stollings joined First Financial in December 2006 as Senior Vice President, Chief Accounting Officer and Controller. He has served as EVP and Chief Risk Officer since September 1, 2011. He previously spent 13 years with Provident Financial Group, Inc., a commercial banking and financial services company headquartered in Cincinnati, Ohio, where he was the Senior Vice President, Chief Accounting Officer and Controller from 2002 to 2004 and Senior Vice President and Controller from 1998 to 2002.

Gregory A. Gehlmann—Executive Vice President and General Counsel since April 2010; has been general counsel since joining the Company in June 2005. From July 2006–August 2008, he assumed the additional responsibility of Chief Risk Officer. Prior to joining First Financial, Mr. Gehlmann practiced law for 16 years in Washington, D.C. From March 2000–June 2005, he served as partner/counsel at Manatt, Phelps & Phillips, LLP, Washington, D.C., where he served as counsel to public and private companies, as well as investors, underwriters, directors, officers and principals regarding corporate securities, banking and general business and transactional matters.

Kevin T. Langford—Executive Vice President and Chief Administrative Officer since November 2010. Mr. Langford joined First Financial in January 2006 as Senior Vice President, Chief Information Officer. Prior to joining First Financial, Mr. Langford served various technology and operational roles at Irwin Financial Corporation.

Alisa E. Poe—Executive Vice President and Chief Talent Officer since April 2010. Ms. Poe joined the company in September 2009 as Senior Vice President, Chief Human Resources Officer. Prior to joining First Financial, Ms. Poe was employed by The Midland Company where she served as vice president, corporate administration from 2007 to 2009, and director of Human Resources Operations from 2003 to 2007. Ms. Poe previously spent 7 years with Structural Dynamics Research Corporation (now part of Siemens) as director of Human Resource Services. She has spent over 20 years in the human resources profession and has experience leading all areas of human resources, including compensation, benefits, recruiting, training, associate relations and HR operations.

Jill A. Stanton—Executive Vice President and Co-Chief Retail Banking Officer since June 2010. Ms. Stanton joined First Financial as Senior Vice President, Retail and Small Business Lending in 2008. Prior to joining First Financial, she served as Senior Vice President at Irwin Union Bank and Trust Company, Columbus, Indiana.

Jill L. Wyman—Executive Vice President and Co-Chief Retail Banking Officer since June 2010. Ms. Wyman was Senior Vice President and Director of Marketing and Communications from 2004 to 2010. She joined First Financial in 2003 as Vice President and Sales Director.

John M. Gavigan—First Vice President and Corporate Controller (Principal Accounting Officer). Mr. Gavigan joined First Financial in September 2008 as assistant vice president and assistant controller, and was subsequently promoted to vice president and assistant controller in 2009, where he held that position until assuming his current position effective December 2011. Prior to joining First Financial, Mr. Gavigan was a manager with Protiviti Inc., a leading international provider of business and technology risk consulting services, where he specialized in financial reporting-related services.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common stock is listed on The Nasdaq Global Select Stock Market® under the symbol "FFBC". The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2012 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 22, 2013, our common stock was held by approximately 3,054 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2012, a total of 1,991,375 stock options and 518,756 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2012 and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 6 of the Notes to Consolidated Financial Statements of First Financial's Annual Report to Shareholders, which is incorporated by reference in response to this item.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which shares of our common stock may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	1,991,375	$14.13	1,789,529
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. 2012 Stock Plan (2012 Plan), 2009 Employee Stock Plan (Stock Plan), 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors (1999 Directors Plan) and the 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All five plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 43,623 are available for future issuance under the Director Plan and 1,745,906 are available under the 2012 Plan.

N/A - Not applicable.

Stock Performance Graph
The stock performance graph contained in “Total Return to Shareholders” of First Financial Bancorp’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
N/A.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2012.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2012
Share repurchase program	0	$0.00	0	5,000,000
Director Fee Stock Plan	2,868	16.44	NA	NA
Stock Plans	17,900	16.94	NA	NA
November 1 to November 30, 2012
Share repurchase program	345,000	$14.89	345,000	4,655,000
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	6,151	14.43	NA	NA
December 1 to December 31, 2012
Share repurchase program	115,500	$14.44	115,500	4,539,500
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	0	0.00	NA	NA
Total
Share repurchase program	460,500	$14.78	460,500
Director Fee Stock Plan	2,868	$16.44	NA
Stock Plans	24,051	$16.30	NA

(1)
Except with respect to the share repurchase program, the number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, Amended and Restated 2009 Non-Employee Director Stock Plan and 2012 Stock Plan (the last five plans are referred to hereafter as the Stock Plans.)  The table shows the number of shares purchased pursuant to those plans and the average price paid per share.  The purchases for the Director Fee Stock Plan were made in open-market transactions.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock.   The plan has no expiration date.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under The Plan	Expiration Date
10/25/2012	5,000,000	460,500	None

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s Annual Report to Shareholders for the year ended December 31, 2012 (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

See a discussion in the Risk Factors section in Part 1A of this report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
The information contained in the Market Risk section and in Table 17-Market Risk Disclosure of the Management’s Discussion and Analysis in First Financial's Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated herein by reference.

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

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” “Corporate Governance,” and “Compliance with Section 16(a) of the Exchange Act” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 28, 2013, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Business Conduct, which applies to First Financial’s directors, officers and employees.  In addition, the Company maintains a Code of Ethics for the CEO and Senior Financial Officers. Both documents are available through First Financial’s website, www.bankatfirst.com under the “Investor Information” link, under “Corporate Governance.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in Part II, Item 5 and "Shareholdings of Directors, Executive Officers, and Nominees for Director" of First Financial's Proxy Statement is incorporated herein by reference in response to this item.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for years ended December 31, 2012, 2011, and 2010

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

10.15	Form of Agreement for Restricted Stock Award (2008) (filed as Exhibit 10.22 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference).*
10.16
Form of Waiver, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.2 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.17
Form of Letter Agreement, executed by each of Messrs. Claude E. Davis, C. Douglas Lefferson, J. Franklin Hall, Samuel J. Munafo and Gregory A. Gehlmann dated as of December 23, 2008 (filed as Exhibit 10.3 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference).*

10.18	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the DEF 14A Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference).*
10.19
First Financial Bancorp. Amended and Restated 2009 Non-Employee Director Stock Plan (filed as Appendix B to the DEF 14 Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference).*

10.20
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.21
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).*

10.22
Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008 (filed as Exhibit 10.31 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.23
Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees (filed as Exhibit 10.32 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).*

10.24
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Employee Plan (3-year vesting/accrual of dividends) (filed as Exhibit 10.33 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).*

10.25
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).*

10.26	First Financial Bancorp. Short-Term Incentive Plan (filed as Appendix C to the DEF 14A Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference).*
10.27	Terms of First Financial Bancorp. Short-Term Incentive Plan (2012) (incorporated herein by reference to the Form 8-K filed on March 2, 2012).*
10.28
Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011-12 grants) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).*

10.29	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the DEF 14A Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference).*

13	Registrant's annual report to shareholders for the year ended December 31, 2012.
14.1
First Financial Bancorp. Code of Conduct, as approved October 23, 2012 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).

14.2	Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).
21	First Financial Bancorp. Subsidiaries.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1
Financial statements from the Quarterly Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon payment of reproductions costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
President and Chief Executive Officer

Date	2/25/2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ Anthony M. Stollings
Claude E. Davis, Director		Anthony M. Stollings
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Date	2/25/2013	Date	2/25/2013

/s/ Murph Knapke		/s/ John M. Gavigan
Murph Knapke, Director		John M. Gavigan, First Vice President and Corporate Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/25/2013	Date	2/25/2013

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/25/2013	Date	2/25/2013

/s/ Cynthia O. Booth		/s/ Donald M. Cisle
Cynthia O. Booth, Director		Donald M. Cisle, Director

Date	2/25/2013	Date	2/25/2013

/s/ Mark A. Collar		/s/ Corinne R. Finnerty
Mark A. Collar, Director		Corinne R. Finnerty, Director

Date	2/25/2013	Date	2/25/2013

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/25/2013	Date	2/25/2013

/s/ Richard E. Olszewski		/s/ Maribeth S. Rahe
Richard E. Olszewski, Director		Maribeth S. Rahe, Director

Date	2/25/2013	Date	2/25/2013