Form 10-Q
period 2013-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2013-05-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common stock, No par value	57,852,390

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$106,249	$134,502
Interest-bearing deposits with other banks	1,170	24,341
Investment securities available-for-sale, at market value (cost $942,999 at March 31, 2013 and $1,017,104 at December 31, 2012)	952,039	1,032,096
Investment securities held-to-maturity (market value $723,226 at March 31, 2013 and $778,474 at December 31, 2012)	716,214	770,755
Other investments	75,375	71,492
Loans held for sale	28,126	16,256
Loans
Commercial	892,381	861,033
Real estate-construction	87,542	73,517
Real estate-commercial	1,433,182	1,417,008
Real estate-residential	330,260	318,210
Installment	53,509	56,810
Home equity	365,943	367,500
Credit card	32,465	34,198
Lease financing	53,556	50,788
Total loans - excluding covered loans	3,248,838	3,179,064
Less: Allowance for loan and lease losses - uncovered	48,306	47,777
Net loans - excluding covered loans	3,200,532	3,131,287
Covered loans	687,798	748,116
Less: Allowance for loan and lease losses - covered	45,496	45,190
Net loans – covered	642,302	702,926
Net loans	3,842,834	3,834,213
Premises and equipment	146,889	146,716
Goodwill	95,050	95,050
Other intangibles	7,078	7,648
FDIC indemnification asset	112,428	119,607
Accrued interest and other assets	265,565	244,372
Total assets	$6,349,017	$6,497,048

Liabilities
Deposits
Interest-bearing	$1,113,940	$1,160,815
Savings	1,620,874	1,623,614
Time	1,030,124	1,068,637
Total interest-bearing deposits	3,764,938	3,853,066
Noninterest-bearing	1,056,409	1,102,774
Total deposits	4,821,347	4,955,840
Federal funds purchased and securities sold under agreements to repurchase	130,863	122,570
Federal Home Loan Bank short-term borrowings	502,200	502,000
Total short-term borrowings	633,063	624,570
Long-term debt	74,498	75,202
Total borrowed funds	707,561	699,772
Accrued interest and other liabilities	118,495	131,011
Total liabilities	5,647,403	5,786,623

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2013 and 2012	575,514	579,293
Retained earnings	327,635	330,004
Accumulated other comprehensive loss	(21,475)	(18,677)
Treasury stock, at cost, 10,701,808 shares in 2013 and 10,684,496 shares in 2012	(180,060)	(180,195)
Total shareholders' equity	701,614	710,425
Total liabilities and shareholders' equity	$6,349,017	$6,497,048

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Interest income
Loans, including fees	$56,025	$66,436
Investment securities
Taxable	8,376	10,517
Tax-exempt	580	134
Total interest on investment securities	8,956	10,651
Other earning assets	(1,472)	(1,990)
Total interest income	63,509	75,097
Interest expense
Deposits	3,860	7,716
Short-term borrowings	329	12
Long-term borrowings	654	680
Total interest expense	4,843	8,408
Net interest income	58,666	66,689
Provision for loan and lease losses - uncovered	3,041	3,258
Provision for loan and lease losses - covered	9,042	12,951
Net interest income after provision for loan and lease losses	46,583	50,480

Noninterest income
Service charges on deposit accounts	4,717	4,909
Trust and wealth management fees	3,950	3,791
Bankcard income	2,433	2,536
Net gains from sales of loans	706	940
Gains on sales of investment securities	1,536	0
FDIC loss sharing income	8,934	12,816
Accelerated discount on covered loans	1,935	3,645
Other	2,487	3,288
Total noninterest income	26,698	31,925

Noninterest expenses
Salaries and employee benefits	27,329	28,861
Net occupancy	6,165	5,382
Furniture and equipment	2,371	2,244
Data processing	2,469	1,901
Marketing	897	1,154
Communication	833	894
Professional services	1,803	2,147
State intangible tax	1,014	1,026
FDIC assessments	1,125	1,163
Loss - other real estate owned	502	996
(Gain) loss - covered other real estate owned	(157)	1,292
Loss sharing expense	2,286	1,751
Other	6,469	6,967
Total noninterest expenses	53,106	55,778
Income before income taxes	20,175	26,627
Income tax expense	6,351	9,633
Net income	$13,824	$16,994

Net earnings per common share - basic	$0.24	$0.29
Net earnings per common share - diluted	$0.24	$0.29
Cash dividends declared per share	$0.28	$0.31
Average common shares outstanding - basic	57,439,029	57,795,258
Average common shares outstanding - diluted	58,283,467	58,881,043

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$13,824	$16,994
Other comprehensive income, net of tax:
Unrealized (losses) gains on investment securities arising during the period	(3,357)	2,439
Change in retirement obligation	445	355
Unrealized gain on derivatives	126	0
Unrealized (loss) gain on foreign currency exchange	(12)	9
Other comprehensive (loss) income	(2,798)	2,803
Comprehensive income	$11,026	$19,797

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balances at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			16,994				16,994
Other comprehensive income				2,803			2,803
Cash dividends declared:
Common stock at $0.31 per share			(17,782)				(17,782)
Excess tax benefit on share-based compensation		283					283
Exercise of stock options, net of shares purchased		(825)			47,169	800	(25)
Restricted stock awards, net of forfeitures		(4,406)			225,235	3,853	(553)
Share-based compensation expense		752					752
Balances at March 31, 2012	68,730,731	$575,675	$330,563	$(18,687)	(10,191,273)	$(172,858)	$714,693
Balances at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			13,824				13,824
Other comprehensive loss				(2,798)			(2,798)
Cash dividends declared:
Common stock at $0.28 per share			(16,193)				(16,193)
Purchase of common stock					(249,000)	(3,831)	(3,831)
Excess tax benefit on share-based compensation		73					73
Exercise of stock options, net of shares purchased		(479)			20,370	343	(136)
Restricted stock awards, net of forfeitures		(4,460)			211,318	3,623	(837)
Share-based compensation expense		1,087					1,087
Balances at March 31, 2013	68,730,731	$575,514	$327,635	$(21,475)	(10,701,808)	$(180,060)	$701,614

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Operating activities
Net income	$13,824	$16,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	12,083	16,209
Depreciation and amortization	3,875	3,601
Stock-based compensation expense	1,087	752
Pension expense (income)	15	(143)
Net amortization of premiums/accretion of discounts on investment securities	3,788	2,240
Gains on sales of investment securities	(1,536)	0
Originations of loans held for sale	(47,969)	(48,278)
Net gains from sales of loans held for sale	(706)	(940)
Proceeds from sales of loans held for sale	35,868	52,410
Deferred income taxes	(2,114)	(1,253)
Increase in interest receivable	(1,660)	(196)
(Increase) decrease in cash surrender value of life insurance	(423)	2,498
Increase in prepaid expenses	(2,501)	(382)
Decrease in indemnification asset	7,179	16,612
(Decrease) increase in accrued expenses	(6,215)	1,985
Decrease in interest payable	(282)	(543)
Other	7,583	5,223
Net cash provided by operating activities	21,896	66,789

Investing activities
Proceeds from sales of securities available-for-sale	48,686	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	53,351	75,468
Purchases of securities available-for-sale	(54,838)	(291,496)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	51,591	8,151
Net decrease in interest-bearing deposits with other banks	23,171	351,297
Net increase in loans and leases - excluding covered loans	(72,053)	(6,372)
Net decrease in covered assets	44,904	51,622
Proceeds from disposal of other real estate owned	5,500	6,309
Purchases of premises and equipment	(3,857)	(6,782)
Net cash provided by investing activities	96,455	188,197

Financing activities
Net decrease in total deposits	(134,493)	(241,925)
Net increase (decrease) in short-term borrowings	8,493	(20,812)
Payments on long-term borrowings	(697)	(792)
Cash dividends paid on common stock	(16,149)	(15,624)
Treasury stock purchase	(3,831)	0
Proceeds from exercise of stock options	0	180
Excess tax benefit on share-based compensation	73	283
Net cash used in financing activities	(146,604)	(278,690)

Cash and due from banks:
Net decrease in cash and due from banks	(28,253)	(23,704)
Cash and due from banks at beginning of period	134,502	149,653
Cash and due from banks at end of period	$106,249	$125,949

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2012.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2012, has been derived from the audited financial statements in the Company’s 2012 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued an update (ASU 2011-11, Disclosures About Offsetting Assets and Liabilities) which creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. These disclosure requirements are required for recognized financial and derivative instruments that are offset in accordance with the guidance in FASB ASC Topic 210-20-45, Balance Sheet - Offsetting - Other Presentation Matters, FASB ASC Topic 815-10-45, Derivatives and Hedging - Other Presentation Matters, or are subject to an enforceable master netting arrangement or similar agreement. Subsequently, the FASB issued ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Companies are required to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments. The provisions of ASU 2011-11 became effective for the interim reporting period ended March 31, 2013. For further detail, see Note 6 - Derivatives.

In July 2012, the FASB issued an update (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment) which allows an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. This update also addresses circumstances that a company should consider in interim periods, but does not remove the requirement for testing of indefinite-lived intangible assets for impairment annually and between annual tests if there is a change in events and circumstances. The provisions of ASU 2012-02 became effective for the interim reporting period ended March 31, 2013 and did not have a material impact on the Company's Consolidated Financial Statements.

In October 2012, the FASB issued an update (ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. When a company recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the company should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The provisions of ASU 2012-06 became effective for the interim reporting period ended March 31, 2013 and did not have a material impact on the Company's Consolidated Financial Statements.

On February 5, 2013, the FASB issued an update (ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)) which requires preparers to report in one place information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances and expands the disclosure requirements in FASB ASC Topic 220, Comprehensive Income (ASC 220), for presentation of changes in AOCI. This ASU requires companies to disaggregate the total change of each component of other comprehensive income and separately present (1) reclassification adjustments and (2) current-period OCI. ASU 2013-02 also requires companies to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The provisions of ASU 2013-02 became effective for the interim reporting period ended March 31, 2013. For further detail, see Note 14 - Accumulated Other Comprehensive Income (Loss).

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its annual impairment test as of October 1, 2012 and no impairment was indicated.  As of March 31, 2013, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value. First Financial had goodwill of $95.1 million as of March 31, 2013 and December 31, 2012.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $6.9 million and $7.4 million as of March 31, 2013 and December 31, 2012, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 7.6 years. Amortization expense recognized on intangible assets for the three months ended March 31, 2013 and 2012, was $0.4 million and $0.5 million, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to its clients to assist them in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for standby letters of credit, and outstanding commitments to extend credit, is represented by the contractual amounts of those instruments.  First Financial uses the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets.

Letters of credit. These transactions are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $14.9 million and $14.8 million at March 31, 2013, and December 31, 2012, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Financial evaluates each client’s creditworthiness on an individual basis.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.3 billion at March 31, 2013, and $1.2 billion at December 31, 2012.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2013. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 5:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2013:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Treasuries	$0	$0	$0	$0	$97	$1	$0	$98
Securities of U.S. government agencies and corporations	20,222	579	0	20,801	10,573	299	0	10,872
Mortgage-backed securities	686,962	6,818	(642)	693,138	765,679	11,277	(3,569)	773,387
Obligations of state and other political subdivisions	9,030	257	0	9,287	34,930	83	(202)	34,811
Asset-backed securities	0	0	0	0	55,604	191	0	55,795
Other securities	0	0	0	0	76,116	1,141	(181)	77,076
Total	$716,214	$7,654	$(642)	$723,226	$942,999	$12,992	$(3,952)	$952,039

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2012:

	Held-to-Maturity				Available-for-Sale
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Securities of U.S. government agencies and corporations	$20,512	$679	$0	$21,191	$15,562	$333	$0	$15,895
Mortgage-backed securities	740,891	8,077	(1,290)	747,678	854,150	14,564	(1,485)	867,229
Obligations of state and other political subdivisions	9,352	265	(12)	9,605	35,913	169	(84)	35,998
Asset-backed securities	0	0	0	0	57,000	90	(1)	57,089
Other securities	0	0	0	0	54,479	1,569	(163)	55,885
Total	$770,755	$9,021	$(1,302)	$778,474	$1,017,104	$16,725	$(1,733)	$1,032,096

The following is a summary of investment securities by estimated maturity as of March 31, 2013:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$279	$283	$10,129	$10,604
Due after one year through five years	574,250	578,018	393,101	400,391
Due after five years through ten years	98,462	100,884	242,072	243,406
Due after ten years	43,223	44,041	297,697	297,638
Total	$716,214	$723,226	$942,999	$952,039

The following tables present the age of gross unrealized losses and associated fair value by investment category:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$356,139	$(3,547)	$25,022	$(366)	$381,161	$(3,913)
Obligations of state and other political subdivisions	25,604	(202)	0	0	25,604	(202)
Other securities	21,092	(111)	845	(70)	21,937	(181)
Total	$402,835	$(3,860)	$25,867	$(436)	$428,702	$(4,296)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	$240,641	$(1,635)	$25,513	$(405)	$266,154	$(2,040)
Obligations of state and other political subdivisions	21,341	(96)	0	0	21,341	(96)
Asset-backed securities	9,999	(1)	0	0	9,999	(1)
Other securities	8,454	(163)	0	0	8,454	(163)
Total	$280,435	$(1,895)	$25,513	$(405)	$305,948	$(2,300)

Gains and losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security, and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of book value. First Financial had no other than temporary impairment expense for the three months ended March 31, 2013 or the year ended December 31, 2012.

For further detail on the fair value of investment securities, see Note 13 – Fair Value Disclosures.

NOTE 6:  DERIVATIVES

First Financial uses derivative instruments, including interest rate caps, floors and swaps, to meet the needs of its clients while managing the interest rate risk associated with certain transactions.  First Financial does not use derivatives for speculative purposes.

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the macro interest rate risk profile of the Company. The interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties referred to as the notional amount.

The following table summarizes the notional values of derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Fair value hedges
Instruments associated with loans	$912,689	$935,493

As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages the market value credit risk associated with counterparties through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At March 31, 2013, the Company had a total counterparty notional amount outstanding of approximately $497.6 million, spread among eight counterparties, with an outstanding liability from these contracts of $22.8 million. At December 31, 2012, the Company had a total counterparty notional amount outstanding of approximately $509.1 million, spread among eight counterparties, with an outstanding liability from these contracts of $26.0 million.

First Financial’s exposure to credit loss, in the event of nonperformance by a borrower, is limited to the market value of the derivative instrument associated with that borrower. First Financial monitors its derivative credit exposure to borrowers through the normal credit review processes the Company performs on all borrowers. Additionally, the Company monitors derivative credit risk exposure related to problem loans through the Company's allowance for loan and lease losses committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		March 31, 2013			December 31, 2012
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance Sheet Classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$12,501	$0	$(1,302)	$12,739	$0	$(1,445)
Matched interest rate swaps with borrower	Accrued interest and other assets	450,094	21,444	(113)	461,377	24,135	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	450,094	113	(22,224)	461,377	0	(24,978)
Total		$912,689	$21,557	$(23,639)	$935,493	$24,135	$(26,423)

In connection with its use of derivative instruments, from time to time First Financial and its counterparties are required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within Accrued interest and other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$1,302	$(723)	$579	$1,445	$(669)	$776
Matched interest rate swaps with counterparty	22,337	(21,833)	504	24,978	(23,057)	1,921
Total	$23,639	$(22,556)	$1,083	$26,423	$(23,726)	$2,697

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2013:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$12,501	3.3	$(1,302)	2.29%	6.82%
Receive fixed, matched interest rate swaps with borrower	450,094	4.3	21,331	5.04%	2.95%
Pay fixed, matched interest rate swaps with counterparty	450,094	4.3	(22,111)	2.95%	5.04%
Total asset conversion swaps	$912,689	4.3	$(2,082)	3.97%	4.03%

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative instrument and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers products that meet their needs, but are also designed to achieve First Financial’s desired interest rate risk profile.  First Financial accomplishes this by entering into swap agreements with commercial borrowers and simultaneously entering into offsetting swap agreements, with substantially matching terms, with institutional counterparties. These interest rate swap agreements generally involve the receipt by First Financial of floating rate amounts from counterparties in exchange for payments to these counterparties by First Financial of fixed rate amounts received from commercial borrowers over the life of the agreements. These interest rate swap agreements do not involve an exchange of the underlying principal or notional amount. This results in First Financial’s loan customers receiving fixed rate funding, while providing First Financial with a floating rate asset.  First Financial's matched interest rate swaps economically hedge offsetting "receive fixed" and "pay fixed" exposures, but do not qualify for hedge accounting.

The net interest receivable or payable on matched interest rate swaps is accrued and recognized as an adjustment to the interest income of the hedged item.  The fair value of matched interest rate swaps is included within Accrued interest and other assets and Accrued interest and other liabilities on the Consolidated Balance Sheets.

For the unmatched, pay fixed interest rate swaps, which qualify for hedge accounting, the corresponding fair-value adjustment is included on the Consolidated Balance Sheets in the carrying value of the hedged item.  The net interest receivable or payable on unmatched interest rate swaps is accrued and recognized as an adjustment to the interest income of the hedged item. Derivative gains and losses not considered effective in hedging the change in fair value of the hedged item, if any, are recognized in income immediately.

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest income
(Dollars in thousands)		Three months ended
Derivatives in fair value hedging relationships	Location of change in fair value	March 31,
		2013	2012
Interest rate contracts
Loans	Interest income - loans	$(142)	$(196)
Total		$(142)	$(196)

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense. The fair value of interest rate swaps is included within accrued interest and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are included in accumulated other comprehensive income (loss). Derivative gains and losses not considered effective in hedging the cash flows related to the hedged items, if any, are recognized in income immediately.

In 2012, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $35.0 million of floating rate interest-bearing deposits indexed to the U.S. Federal Funds Target Rate. This interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 7 years and does qualify for hedge accounting. Accrued interest and other liabilities included $0.1 million at March 31, 2013 and $0.2 million at December 31, 2012 reflecting the fair value of this cash flow hedge.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place as well as overnight advances from the Federal Loan Home Bank (FHLB). All repurchase agreements are subject to terms and conditions of repurchase/security agreements between First Financial Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U. S. Treasury, government agency and mortgage-backed securities.

First Financial had $502.2 million in short-term borrowings with the FHLB at March 31, 2013 and $502.0 million as of December 31, 2012. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $65.0 million in repurchase agreements which have remaining maturities of less than 3 years and a weighted average rate of 3.50%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.

The following is a summary of long-term debt:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$8,724	3.74%	$9,427	3.74%
National Market Repurchase Agreement	65,000	3.50%	65,000	3.50%
Capital loan with municipality	774	0.00%	$775	0.00%
Total long-term debt	$74,498	3.50%	$75,202	3.49%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $159.7 million in additional qualifying debentures under these guidelines.

NOTE 8:  LOANS - EXCLUDING COVERED LOANS

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. Lending activities are primarily concentrated in Ohio, Indiana and Kentucky, where the Bank currently operates banking centers. Additionally, First Financial provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector throughout the United States.

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

First Financial considers repayment performance as the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by ninety days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a troubled debt restructuring (TDR) are classified as nonperforming unless such loans have a sustained period of repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$832,181	$79,735	$1,318,714	$2,230,630
Special Mention	36,758	65	42,128	78,951
Substandard	23,442	7,742	72,340	103,524
Doubtful	0	0	0	0
Total	$892,381	$87,542	$1,433,182	$2,413,105

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$321,965	$53,168	$362,884	$85,525	$823,542
Nonperforming	8,295	341	3,059	496	12,191
Total	$330,260	$53,509	$365,943	$86,021	$835,733

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$803,351	$64,866	$1,307,370	$2,175,587
Special Mention	29,663	65	38,516	68,244
Substandard	28,019	8,586	71,122	107,727
Doubtful	0	0	0	0
Total	$861,033	$73,517	$1,417,008	$2,351,558

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$310,341	$56,358	$364,248	$84,490	$815,437
Nonperforming	7,869	452	3,252	496	12,069
Total	$318,210	$56,810	$367,500	$84,986	$827,506

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of March 31, 2013
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,471	$208	$4,025	$5,704	$886,677	$892,381	$0
Real estate - construction	354	0	890	1,244	86,298	87,542	0
Real estate - commercial	8,961	2,868	25,951	37,780	1,395,402	1,433,182	0
Real estate - residential	4,438	511	5,741	10,690	319,570	330,260	0
Installment	353	66	239	658	52,851	53,509	0
Home equity	1,051	484	1,857	3,392	362,551	365,943	0
Other	1,403	120	653	2,176	83,845	86,021	157
Total	$18,031	$4,257	$39,356	$61,644	$3,187,194	$3,248,838	$157

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,770	$832	$4,197	$6,799	$854,234	$861,033	$0
Real estate - construction	0	0	892	892	72,625	73,517	0
Real estate - commercial	2,549	1,931	27,966	32,446	1,384,562	1,417,008	0
Real estate - residential	6,071	1,463	6,113	13,647	304,563	318,210	0
Installment	280	148	344	772	56,038	56,810	0
Home equity	1,311	869	1,440	3,620	363,880	367,500	0
Other	386	168	708	1,262	83,724	84,986	212
Total	$12,367	$5,411	$41,660	$59,438	$3,119,626	$3,179,064	$212

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

Troubled Debt Restructurings. A loan modification is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization including interest only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

First Financial had 198 TDRs totaling $35.1 million at March 31, 2013, including $12.8 million on accrual status and $22.3 million classified as nonaccrual. First Financial had $2.7 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs. At March 31, 2013, the allowance for loan and lease losses included reserves of $4.2 million related to TDRs. For the three months ended March 31, 2013, First Financial charged off $0.9 million for the portion of TDRs determined to be uncollectible. Additionally, at March 31, 2013, approximately $4.9 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 145 TDRs totaling $25.0 million at December 31, 2012, including $10.9 million of loans on accrual status and $14.1 million classified as nonaccrual. First Financial had $3.5 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs. At December 31, 2012, the allowance for loan and lease losses included reserves of $3.0 million related to TDRs. For the year ended December 31, 2012, First Financial charged off $7.2 million for the portion of TDRs determined to be uncollectible. At December 31, 2012, approximately $2.7 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	6	$7,568	$7,561	8	$4,505	$4,496
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	4	1,592	1,588	6	3,840	3,817
Real estate - residential	21	1,373	1,320	0	0	0
Installment	8	138	130	0	0	0
Home equity	24	801	798	0	0	0
Total	63	$11,472	$11,397	14	$8,345	$8,313

The following table provides information on how TDRs were modified during the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31, (2)
(Dollars in thousands)	2013	2012
Extended maturities	$8,481	$6,854
Adjusted interest rates	568	0
Combination of rate and maturity changes	98	95
Forbearance	0	1,143
Other (1)	2,250	221
Total	$11,397	$8,313
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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	March 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Period End Balance	Number of Loans	Period End Balance
Commercial	2	$85	0	$0
Real estate - construction	0	0	0	0
Real estate - commercial	1	72	0	0
Real estate - residential	2	119	0	0
Installment	1	16	0	0
Home equity	1	54	0	0
Total	7	$346	0	$0

Impaired Loans. Loans placed in nonaccrual status and TDRs are considered impaired. The following table provides information on nonaccrual, TDRs and total impaired loans.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Impaired loans
Nonaccrual loans
Commercial	$4,044	$10,562
Real estate-construction	945	950
Real estate-commercial	30,311	31,002
Real estate-residential	4,371	5,045
Installment	211	376
Home equity	1,750	2,499
Other	496	496
Nonaccrual loans	42,128	50,930
Troubled debt restructurings
Accruing	12,757	10,856
Nonaccrual	22,324	14,111
Total troubled debt restructurings	35,081	24,967
Total impaired loans	$77,209	$75,897

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,122	$1,330
Interest included in income
Nonaccrual loans	72	209
Troubled debt restructurings	243	83
Total interest included in income	315	292
Net impact on interest income	$807	$1,038

Commitments outstanding to borrowers with nonaccrual loans	$2,691	$0

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

First Financial's investment in impaired loans was as follows:

	As of March 31, 2013
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized
Loans with no related allowance recorded
Commercial	$13,057	$15,119	$0	$14,009	$73
Real estate - construction	459	669	0	461	0
Real estate - commercial	17,620	23,114	0	16,701	112
Real estate - residential	9,751	11,472	0	9,487	35
Installment	412	451	0	432	2
Home equity	3,244	3,904	0	3,248	11
Other	326	326	0	326	0

Loans with an allowance recorded
Commercial	6,336	7,032	2,596	4,948	45
Real estate - construction	1,635	2,168	832	1,637	7
Real estate - commercial	22,150	25,035	6,352	23,082	21
Real estate - residential	1,948	1,997	290	1,952	9
Installment	0	0	0	0	0
Home equity	101	101	2	101	0
Other	170	170	92	170	0

Total
Commercial	19,393	22,151	2,596	18,957	118
Real estate - construction	2,094	2,837	832	2,098	7
Real estate - commercial	39,770	48,149	6,352	39,783	133
Real estate - residential	11,699	13,469	290	11,439	44
Installment	412	451	0	432	2
Home equity	3,345	4,005	2	3,349	11
Other	496	496	92	496	0
Total	$77,209	$91,558	$10,164	$76,554	$315

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$14,961	$17,269	$0	$9,337	$215
Real estate - construction	462	672	0	3,857	15
Real estate - commercial	15,782	21,578	0	15,554	277
Real estate - residential	9,222	10,817	0	8,463	81
Installment	452	556	0	452	2
Home equity	3,251	4,132	0	2,423	19
Other	326	326	0	65	0

Loans with an allowance recorded
Commercial	3,560	4,252	1,151	5,350	161
Real estate - construction	1,640	2,168	838	5,033	81
Real estate - commercial	24,014	25,684	7,155	25,499	235
Real estate - residential	1,956	2,003	290	2,278	38
Installment	0	0	0	0	0
Home equity	101	101	2	81	1
Other	170	170	92	34	0

Total
Commercial	18,521	21,521	1,151	14,687	376
Real estate - construction	2,102	2,840	838	8,890	96
Real estate - commercial	39,796	47,262	7,155	41,053	512
Real estate - residential	11,178	12,820	290	10,741	119
Installment	452	556	0	452	2
Home equity	3,352	4,233	2	2,504	20
Other	496	496	92	99	0
Total	$75,897	$89,728	$9,528	$78,426	$1,125

OREO. Other real estate owned (OREO) is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans. The acquired properties are recorded at the lower of cost or fair value less estimated costs of disposal (net realizable value) upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of OREO properties are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$12,526	$11,317
Additions
Commercial	557	4,541
Residential	147	922
Total additions	704	5,463
Disposals
Commercial	241	462
Residential	294	299
Total disposals	535	761
Write-downs
Commercial	405	958
Residential	297	25
Total write-downs	702	983
Balance at end of period	$11,993	$15,036

NOTE 9:  COVERED LOANS

Loans acquired in Federal Deposit Insurance Corporation (FDIC)-assisted transactions initially covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, covered loans are subject to a stated loss threshold, as outlined in each loss sharing agreement, whereby the FDIC will reimburse First Financial for 80% of losses up to a stated loss threshold, and 95% of losses in excess of the threshold. First Financial will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered loans began with the first dollar of loss incurred.

First Financial accounts for the majority of covered loans under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Loans accounted for under FASB ASC Topic 310-30 are referred to as purchased impaired loans.

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all covered purchased impaired loans.

The following table reflects the carrying value of all covered purchased impaired and nonimpaired covered loans:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans
Commercial	$83,262	$7,162	$90,424	$94,775	$7,351	$102,126
Real estate - construction	9,866	0	9,866	10,631	0	10,631
Real estate - commercial	419,177	6,773	425,950	458,066	7,489	465,555
Real estate - residential	95,991	0	95,991	100,694	0	100,694
Installment	6,938	702	7,640	7,911	763	8,674
Home equity	1,706	53,315	55,021	2,080	55,378	57,458
Other covered loans	0	2,906	2,906	0	2,978	2,978
Total covered loans	$616,940	$70,858	$687,798	$674,157	$73,959	$748,116

The balance of all loans accounted for under FASB ASC Topic 310-30, including all contractual principal, interest, fees and penalties, was $1.0 billion and $1.1 billion as of March 31, 2013 and December 31, 2012, respectively. These balances include $237.0 million and $220.4 million of contractual interest not yet accrued as of March 31, 2013 and December 31, 2012, respectively.

Changes in the carrying amount of accretable difference for covered purchased impaired loans were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$224,694	$344,410
Reclassification from nonaccretable difference	7,751	14,384
Accretion	(17,947)	(25,919)
Other net activity (1)	(5,828)	(19,206)
Balance at end of period	$208,670	$313,669
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for covered purchased impaired loans. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference during the first quarter of 2013 of $7.8 million. Similarly, the Company reclassified $14.4 million from nonaccretable to accretable difference during the first quarter of 2012. These reclassifications resulted in yield adjustments on the related loan pools on a prospective basis. The Company also recognized declines in the cash flow expectations of certain loan pools. Any decline in expected cash flows for a pool of loans is considered impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Improved cash flow expectations for loan pools that were impaired during prior periods is first recorded as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 10 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 8 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$43,544	$1,608	$209,130	$254,282
Special Mention	10,071	1	49,927	59,999
Substandard	34,823	8,257	166,893	209,973
Doubtful	1,986	0	0	1,986
Total	$90,424	$9,866	$425,950	$526,240

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$95,991	$7,640	$52,906	$2,893	$159,430
Nonperforming	0	0	2,115	13	2,128
Total	$95,991	$7,640	$55,021	$2,906	$161,558

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$48,213	$2,304	$213,143	$263,660
Special Mention	16,293	7	70,894	87,194
Substandard	35,596	8,320	181,345	225,261
Doubtful	2,024	0	173	2,197
Total	$102,126	$10,631	$465,555	$578,312

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$100,694	$8,674	$53,231	$2,967	$165,566
Nonperforming	0	0	4,227	11	4,238
Total	$100,694	$8,674	$57,458	$2,978	$169,804

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$0	$33	$2,022	$2,055	$5,107	$7,162	$0
Real estate - commercial	0	81	1,274	1,355	5,418	6,773	0
Installment	0	0	0	0	702	702	0
Home equity	99	343	1,614	2,056	51,259	53,315	0
All other	11	11	41	63	2,843	2,906	28
Total	$110	$468	$4,951	$5,529	$65,329	$70,858	$28

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$351	$148	$3,781	$4,280	$3,071	$7,351	$0
Real estate - commercial	138	1,149	2,201	3,488	4,001	7,489	0
Installment	0	0	0	0	763	763	0
Home equity	286	296	3,697	4,279	51,099	55,378	0
All other	19	26	42	87	2,891	2,978	31
Total	$794	$1,619	$9,721	$12,134	$61,825	$73,959	$31

Nonaccrual. Covered purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

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

Information on covered nonaccrual loans was as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans
Commercial	$2,097	$4,498
Real estate-commercial	1,282	2,986
Home equity	2,115	4,227
All other	13	11
Total	$5,507	$11,722

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$138	$208
Interest included in income	7	48
Net impact on interest income	$131	$160

Impaired Loans. Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2013
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$2,097	$4,345	$0	$3,298	$3
Real estate - commercial	1,282	2,673	0	2,134	1
Home equity	2,115	3,342	0	3,171	3
All other	13	13	0	12	0
Total	$5,507	$10,373	$0	$8,615	$7

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$4,498	$4,660	$0	$4,526	$62
Real estate - commercial	2,986	3,216	0	2,153	18
Home equity	4,227	5,260	0	2,006	5
All other	11	11	0	13	0
Total	$11,722	$13,147	$0	$8,698	$85

Covered OREO. Covered OREO is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activities that result in partial or total satisfaction of problem covered loans. These properties remain subject to loss sharing agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred. The acquired properties are recorded at the lower of cost or fair value upon acquisition. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs in the carrying value of covered OREO properties are expensed as incurred. Estimated reimbursements due from the FDIC under loss sharing agreements related to any losses upon acquisition or subsequent write-downs in the carrying value of covered OREO are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property, but may not be capitalized in excess of the net realizable value of the property.

Changes in covered OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$28,862	$44,818
Additions
Commercial	6,462	2,750
Residential	216	2,624
Total additions	6,678	5,374
Disposals
Commercial	4,621	5,005
Residential	344	543
Total disposals	4,965	5,548
Write-downs
Commercial	1,125	3,084
Residential	105	71
Total write-downs	1,230	3,155
Balance at end of period	$29,345	$41,489

NOTE 10:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans - excluding covered loans. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments). This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change.

In the commercial portfolio, which includes commercial loans, construction and commercial real estate loans and lease financing, impaired loan relationships greater than $250,000 are evaluated to determine the need for a specific allowance based on the borrower's overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Loans are considered impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

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

With the exception of loans modified as TDRs, consumer loans are evaluated by loan type (i.e. residential real estate, installment, etc.), as these loans exhibit homogeneous characteristics. The allowance for consumer loans, which includes residential real estate, installment, home equity, credit card loans and overdrafts, is established by estimating losses inherent in each particular category of consumer loans. The estimate of losses is primarily based on historical loss rates for each category, as well as trends in delinquent and nonaccrual loans, prevailing economic conditions and other significant influencing factors. Consumer loans modified as TDRs greater than $100,000 are individually reviewed to determine if a specific allowance is necessary.

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first three months of 2013, however certain modifications were made to the estimation process in the third quarter of 2012 to place greater emphasis on quantitative factors such as historical loan losses and less emphasis on qualitative factors. This resulted in a shift in the allocation of the allowance between certain consumer and commercial loan types but had no significant impact on the total allowance for loan and lease losses at March 31, 2013.

The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended
	2013	2012
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$47,777	$49,192	$50,952	$49,437	$52,576
Provision for loan and lease losses	3,041	3,882	3,613	8,364	3,258
Loans charged off	(3,210)	(5,548)	(5,804)	(7,138)	(6,822)
Recoveries	698	251	431	289	425
Balance at end of period	$48,306	$47,777	$49,192	$50,952	$49,437
Allowance for loan and lease losses to total ending loans	1.49%	1.50%	1.60%	1.69%	1.67%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Three Months Ended March 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	1,620	(296)	457	365	(38)	848	85	3,041
Gross charge-offs	781	0	995	223	100	701	410	3,210
Recoveries	319	136	39	4	77	52	71	698
Total net charge-offs	462	(136)	956	219	23	649	339	2,512
Ending allowance for loan and lease losses	$9,084	$3,108	$23,652	$3,745	$461	$5,372	$2,884	$48,306
Ending allowance on loans individually evaluated for impairment	$2,596	$832	$6,352	$290	$0	$2	$92	$10,164
Ending allowance on loans collectively evaluated for impairment	6,488	2,276	17,300	3,455	461	5,370	2,792	38,142
Ending allowance for loan and lease losses	$9,084	$3,108	$23,652	$3,745	$461	$5,372	$2,884	$48,306
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$17,612	$2,068	$35,828	$3,953	$0	$525	$496	$60,482
Ending balance of loans collectively evaluated for impairment	874,769	85,474	1,397,354	326,307	53,509	365,418	85,525	3,188,356
Total loans - excluding covered loans	$892,381	$87,542	$1,433,182	$330,260	$53,509	$365,943	$86,021	$3,248,838

	Twelve Months Ended December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	1,556	1,528	16,670	346	(883)	(2,032)	1,932	19,117
Gross charge-offs	4,312	2,684	11,012	1,814	577	3,661	1,252	25,312
Recoveries	393	0	265	73	323	115	227	1,396
Total net charge-offs	3,919	2,684	10,747	1,741	254	3,546	1,025	23,916
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Ending allowance on loans individually evaluated for impairment	$1,151	$838	$7,155	$290	$0	$2	$92	$9,528
Ending allowance on loans collectively evaluated for impairment	6,775	2,430	16,996	3,309	522	5,171	3,046	38,249
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$16,661	$2,076	$35,422	$2,604	$0	$101	$496	$57,360
Ending balance of loans collectively evaluated for impairment	844,372	71,441	1,381,586	315,606	56,810	367,399	84,490	3,121,704
Total loans - excluding covered loans	$861,033	$73,517	$1,417,008	$318,210	$56,810	$367,500	$84,986	$3,179,064

Covered Loans. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on covered loans as any credit deterioration evident in the loans at the time of acquisition was included in the determination of the fair value of the loans at the acquisition date.

The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. Generally, a decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period. Estimated reimbursements due from the FDIC under loss sharing agreements related to any declines in expected cash flows for a pool of loans are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset.

First Financial performs periodic valuation procedures to re-estimate the expected cash flows on covered loans accounted for under FASB ASC Topic 310-30 and compare the present value of expected cash flows to the carrying value of the loans at the pool level. In order to estimate expected cash flows, First Financial specifically reviews a sample of these covered loans to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

First Financial updated the valuations related to covered loans during the first quarter of 2013, and as a result of impairment in certain loan pools, recognized total provision expense of $9.0 million and realized net charge-offs of $8.7 million during the quarter, resulting in an allowance for covered loan losses of $45.5 million as of March 31, 2013. For the first quarter of 2012, First Financial recognized provision expense on covered loans of $13.0 million related to net charge-offs of $9.6 million during the period.  Additionally, the Company recognized loss sharing expenses of $2.1 million and $3.0 million for the first quarter of 2013 and 2012, respectively, primarily related to attorney fees and delinquent taxes during the periods.  The receivable due from the FDIC under loss sharing agreements related to covered loan provision expenses, losses on covered OREO and loss sharing expenses of $8.9 million for the first quarter of 2013 and $12.8 million for the first quarter of 2012, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	March 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$15,362	$26,391	$3,384	$359	$45,496
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$15,362	$26,391	$3,384	$359	$45,496

	December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,136	$22,918	$2,599	$537	$45,190
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,136	$22,918	$2,599	$537	$45,190

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

	Three Months Ended
	2013	2012
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$45,190	$48,895	$48,327	$46,156	$42,835
Provision for loan and lease losses	9,042	5,283	6,622	6,047	12,951
Loans charged-off	(9,684)	(9,568)	(9,058)	(5,163)	(10,118)
Recoveries	948	580	3,004	1,287	488
Balance at end of period	$45,496	$45,190	$48,895	$48,327	$46,156

NOTE 11:  INCOME TAXES

For the first quarter 2013, income tax expense was $6.4 million, resulting in an effective tax rate of 31.5%, compared with income tax expense of $9.6 million and an effective tax rate of 36.2% for the first quarter 2012. The decrease in the effective tax rate during the first quarter 2013 as compared to the same period in 2012 was primarily the result of higher income earned on tax-exempt investment securities as well as a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary.

At March 31, 2013, and December 31, 2012, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due.  These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Provision for tax reserves, if any, is included in income tax expense in the Consolidated Financial Statements. Management determined that no reserve for income tax-related uncertainties was necessary as of March 31, 2013 and December 31, 2012.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2010 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2010 and 2011 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2009.  Tax years 2009 through 2011 remain open to state and local examination in various jurisdictions.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for its defined benefit pension plan.

First Financial made no cash contributions to fund the pension plan in 2012 and does not expect to make cash contributions to its pension plan in 2013.  As a result of the plan’s actuarial projections for 2013, First Financial recorded expense related to its pension plan in the first three months of 2013 of $15 thousand, compared to income of $0.1 million for the same period in 2012.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Service cost	$975	$832
Interest cost	619	690
Expected return on assets	(2,294)	(2,235)
Amortization of prior service cost	(105)	(105)
Net actuarial loss	820	675
Net periodic benefit cost (income)	$15	$(143)

Amounts recognized in accumulated other comprehensive income (loss):

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Net actuarial loss	$820	$675
Amortization of prior service cost	(105)	(105)
Deferred tax liabilities	(270)	(215)
Net amount recognized in accumulated other comprehensive income (loss)	$445	$355

NOTE 13:  FAIR VALUE DISCLOSURES

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

First Financial utilizes information provided by a third-party investment securities administrator in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic.  The administrator’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models and assistance from the administrator’s internal fixed income analysts and trading desk.  The administrator’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices and between the various pricing services.  These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are repriced.  In the event of a materially different price, the administrator will report the variance as a “price challenge” and review the pricing methodology in detail.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

First Financial reviews the pricing methodologies utilized by the administrator to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Further, the Company periodically validates the fair values for a sample of securities in the portfolio by comparing the fair values provided by the administrator to prices from other independent sources for the same or similar securities. First Financial analyzes unusual or significant variances, conducts additional research with the administrator, if necessary, and takes appropriate action based on its findings.

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

Loans - excluding covered loans. The fair value of commercial, commercial real estate, residential real estate and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of uncovered loans as Level 3 in the fair value hierarchy.

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

Covered loans. Fair values for covered loans accounted for under FASB ASC Topic 310-30 are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These covered loans are grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Fair values for covered loans accounted for outside of FASB ASC Topic 310-30 were estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency. The carrying amount of accrued interest approximates its fair value.

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

Borrowings. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.  The Company classifies the estimated fair value of short-term borrowings as Level 1 of the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2013
Financial assets
Cash and short-term investments	$107,419	$107,419	$107,419	$0	$0
Investment securities held-to-maturity	716,214	723,226	0	723,226	0
Other investments	75,375	75,375	0	75,375	0
Loans held for sale	28,126	28,126	0	28,126	0
Loans - excluding covered loans	3,200,532	3,197,264	0	0	3,197,264
Covered loans	642,302	658,010	0	0	658,010
FDIC indemnification asset	112,428	100,882	0	0	100,882

Financial liabilities
Deposits
Noninterest-bearing	$1,056,409	$1,056,409	$0	$1,056,409	$0
Interest-bearing demand	1,113,940	1,113,940	0	1,113,940	0
Savings	1,620,874	1,620,874	0	1,620,874	0
Time	1,030,124	1,032,099	0	1,032,099	0
Total deposits	4,821,347	4,823,322	0	4,823,322	0
Short-term borrowings	633,063	633,063	633,063	0	0
Long-term debt	74,498	77,641	0	77,641	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2012
Financial assets
Cash and short-term investments	$158,843	$158,843	$158,843	$0	$0
Investment securities held-to-maturity	770,755	778,474	0	778,474	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	16,256	16,256	0	16,256	0
Loans - excluding covered loans	3,131,287	3,145,120	0	0	3,145,120
Covered loans	702,926	713,797	0	0	713,797
FDIC indemnification asset	119,607	106,380	0	0	106,380

Financial liabilities
Deposits
Noninterest-bearing	$1,102,774	$1,102,774	$0	$1,102,774	$0
Interest-bearing demand	1,160,815	1,160,815	0	1,160,815	0
Savings	1,623,614	1,623,614	0	1,623,614	0
Time	1,068,637	1,072,201	0	1,072,201	0
Total deposits	4,955,840	4,959,404	0	4,959,404	0
Short-term borrowings	624,570	624,570	624,570	0	0
Long-term debt	75,202	78,941	0	78,941	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
March 31, 2013
Assets
Derivatives	$0	$21,557	$0	$(21,557)	$0
Available-for-sale investment securities	186	951,853	0	0	952,039
Total	$186	$973,410	$0	$(21,557)	$952,039

Liabilities
Derivatives	$0	$23,689	$0	$(21,557)	$2,132

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
December 31, 2012
Assets
Derivatives	$0	$24,135	$0	$(24,135)	$0
Available-for-sale investment securities	144	1,031,952	0	0	1,032,096
Total	$144	$1,056,087	$0	$(24,135)	$1,032,096

Liabilities
Derivatives	$0	$26,652	$0	$(24,135)	$2,517

(1) Amounts represent the impact of legally enforceable master netting arrangements that allow First Financial to settle positive and negative positions and also cash collateral held with the same counterparties.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2013
Assets
Impaired loans (1)	$0	$0	$20,836
OREO	0	0	6,077
Covered OREO	0	0	12,263

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2012
Assets
Impaired loans (1)	$0	$0	$19,564
OREO	0	0	5,651
Covered OREO	0	0	14,059

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	March 31, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gains on investment securities	$(3,857)	$1,536	$(5,393)	$2,036	$(3,357)	$12,802	$(3,357)	$9,445
Unrealized loss on cash flow hedges	136	(66)	202	(76)	126	(143)	126	(17)
Retirement obligation	0	(715)	715	(270)	445	(31,338)	445	(30,893)
Foreign currency translation	(12)	0	(12)	0	(12)	2	(12)	(10)
Total	$(3,733)	$755	$(4,488)	$1,690	$(2,798)	$(18,677)	$(2,798)	$(21,475)

	March 31, 2012
	Total other comprehensive income			Total accumulated other comprehensive income
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gains on investment securities	$3,919	$(1,480)	$2,439	$12,669	$2,439	$15,108
Retirement obligation	570	(215)	355	(34,136)	355	(33,781)
Foreign currency translation	9	0	9	(23)	9	(14)
Total	$4,498	$(1,695)	$2,803	$(21,490)	$2,803	$(18,687)

The following table details the activity reclassified from accumulated other comprehensive income into income during the period:

	March 31, 2013
(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income *	Affected Line Item in the Consolidated Statements of Income
Gains and loss on cash flow hedges
Interest rate contracts	$(66)	Interest expense - deposits

Realized gains and losses on securities available-for-sale	1,536	Gains on sales of investments securities

Defined benefit pension plan
Amortization of prior service cost	105
Recognized net actuarial loss	(820)
Amortization of defined benefit pension items	(715)	Salaries and benefits expense

Total reclassifications for the period, before tax	$755

* Amounts in parentheses are debits to profit/loss.

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Numerator
Net income available to common shareholders	$13,824	$16,994

Denominator
Basic earnings per common share - weighted average shares	57,439,029	57,795,258
Effect of dilutive securities —
Employee stock awards	744,503	957,800
Warrants	99,935	127,985
Diluted earnings per common share - adjusted weighted average shares	58,283,467	58,881,043

Earnings per share available to common shareholders
Basic	$0.24	$0.29
Diluted	$0.24	$0.29

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of March 31, 2013 and 2012. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.26 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 346,765 and 282,163 at March 31, 2013 and 2012, respectively.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of March 31, 2013 First Financial, through its subsidiaries, operated primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 113 banking centers and 142 ATMs. First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit-based products, deposit accounts, corporate cash management support and other services to commercial and retail clients.  Additionally, the Bank provides franchise lending products, primarily equipment and leasehold improvement financing, for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

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

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, again on the same pro-rata basis. The FDIC's obligation to reimburse First Financial for losses with respect to covered assets for all three assisted transactions began with the first dollar of loss incurred.

Covered loans represent approximately 17% of First Financial’s loans at March 31, 2013.

MARKET STRATEGY

First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, while providing franchise lending services to borrowers throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability. First Financial’s goal is to develop a competitive advantage utilizing a local market focus, building long-term relationships with clients to help them reach greater levels of success in their financial life and providing a superior level of service.  First Financial intends to continue to concentrate future growth plans and capital investments in its metropolitan markets.  Smaller markets have historically provided stable, low-cost funding sources to First Financial and remain an important part of its funding base.

As part of the on-going evaluation of its banking center network, First Financial consolidated ten banking centers located in Ohio and Indiana during the first quarter 2013. These banking center actions allow the Company to focus additional resources in the Cincinnati, Dayton and Indianapolis metropolitan markets. Customer relationships related to the consolidated banking centers were transferred to the nearest First Financial location where those customers continue to receive the same high level of service.

OVERVIEW OF OPERATIONS

First quarter 2013 net income was $13.8 million, and earnings per diluted share were $0.24.  This compares with first quarter 2012 net income of $17.0 million and earnings per diluted share of $0.29.

Return on average assets for the first quarter of 2013 was 0.88% compared to 1.05% for the comparable period in 2012.  Return on average shareholders’ equity for the first quarter of 2013 was 7.91% compared to 9.67% for the comparable period in 2012.

A discussion of the first quarter of 2013 results of operations follows.

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

The majority of First Financial's covered loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (FASB ASC Topic 310-30). As such, the Company is required to periodically update its forecast of expected cash flows from these loans. Impairment, as a result of a decrease in expected cash flows, is recognized in the period it is measured as provision expense and has no impact on net interest income or net interest margin. Improvements in expected cash flows are recognized on a prospective basis through an upward adjustment to the yield earned on the portfolio, impacting both net interest income and net interest margin. Impairment and improvement are both partially offset by the impact of changes in the value of the FDIC indemnification asset. Impairment is partially offset by an increase to the FDIC indemnification asset as a result of FDIC loss sharing income and has no impact on net interest income or net interest margin. Improvement, which is reflected as a higher yield on the loans, is partially offset by a lower yield earned on the FDIC indemnification asset until the next periodic valuation of the loans and the indemnification asset. The weighted average yield of the acquired loan portfolio can also be subject to change as loans with higher yields pay down more quickly or slowly than loans with lower yields.

	Three months ended
	March 31,
(Dollars in thousands)	2013	2012
Net interest income	$58,666	$66,689
Tax equivalent adjustment	477	218
Net interest income - tax equivalent	$59,143	$66,907

Average earning assets	$5,887,810	$5,950,151

Net interest margin *	4.04%	4.51%
Net interest margin (fully tax equivalent) *	4.07%	4.52%
* Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2013 was $58.7 million, declining $8.0 million or 12.0% from first quarter 2012 net interest income of $66.7 million. Net interest income on a fully tax-equivalent basis for the first quarter 2013 was $59.1 million as compared to $66.9 million for the first quarter 2012. Net interest margin was 4.04% for the first quarter 2013 as compared to 4.51% for the first quarter 2012.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets as well as the current low interest rate environment for loans and investment securities.

The decline in net interest income in the first quarter 2013 as compared to the first quarter 2012 was the result of an $11.6 million or 15.4% decline in total interest income partially offset by a $3.6 million or 42.4% decline in total interest expense. The decline in total interest income resulted from a decline in interest income and fees earned on loans, primarily as a result of continued amortization and paydowns in the Company's high-yielding covered loan portfolio, as well as lower interest income earned on the investment portfolio due to the current low rate environment.

Contributing to the lower interest income earned on loans, and a related decline in net interest margin, was a $295.4 million or 29.0% decline in the average balance of covered loans as compared to the first quarter 2012. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities. The decline in covered loan balances was partially offset by growth in lower yielding assets as average uncovered loan balances increased $224.9 million or 7.6% from the first quarter of 2012. Average interest-bearing deposits with other banks also declined $123.3 million or 97.6% from the first quarter of 2012.

While average uncovered loan balances increased from the first quarter 2012 as a result of strong new loan origination activity in recent periods, payoff activity was also elevated. As a result of the low interest rate environment and heightened competition, recent loan originations have been recorded at yields significantly lower than the yields on loans that paid off during the same period, muting the impact of increased balances on interest income earned and net interest margin. Interest income and net interest margin were also negatively impacted, to a lesser extent, by a decline in loan fees.

The decline in total interest income was also due to lower interest income earned on investment securities despite a $174.1 million increase in the average balance of the Company's investment securities portfolio in the first quarter 2013 as compared to the first quarter 2012. The average yield on investment securities declined 59 basis points, to 1.98% in the first quarter 2013 from 2.57% in the first quarter 2012, primarily as a result of elevated prepayment activity related to higher yielding mortgage-backed securities (MBS) and lower reinvestment rates in recent periods.

Interest expense and net interest margin continued to benefit from the impact of deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined $759.7 million or 16.7% and the cost of funds related to these deposits decreased 27 basis points to 41 basis points for the first quarter 2013 compared to 68 basis points for the comparable quarter in 2012. However, interest expense and net interest margin were also impacted by a $574.7 million increase in the average balance of short-term borrowings for the first quarter 2013 as compared with the comparable quarter in 2012. Short-term borrowings, which are utilized to manage the Company's normal liquidity needs, increased as a result of loan demand as well as deposit rationalization, banking center consolidation and investment portfolio strategies during 2012 and into 2013.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

QUARTERLY CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	March 31, 2013			December 31, 2012			March 31, 2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Investments
Interest-bearing deposits with other banks	$3,056	$4	0.53%	$5,146	$7	0.54%	$126,330	$89	0.28%
Investment securities	1,838,783	8,956	1.98%	1,746,961	8,780	1.99%	1,664,643	10,651	2.57%
Gross loans including covered loans and indemnification asset (1)	4,045,971	54,549	5.47%	4,027,862	58,818	5.79%	4,159,178	64,357	6.21%
Total earning assets	5,887,810	63,509	4.37%	5,779,969	67,605	4.64%	5,950,151	75,097	5.06%

Nonearning assets
Cash and due from banks	111,599			118,619			123,634
Allowance for loan and lease losses	(95,512)			(98,725)			(100,665)
Premises and equipment	147,355			148,047			140,377
Other assets	339,797			346,174			365,434
Total assets	$6,391,049			$6,294,084			$6,478,931

Interest-bearing liabilities
Deposits
Interest-bearing	$1,112,664	$325	0.12%	$1,145,800	370	0.13%	$1,285,196	437	0.14%
Savings	1,618,239	413	0.10%	1,640,427	450	0.11%	1,682,507	615	0.15%
Time	1,054,499	3,122	1.20%	1,126,627	3,978	1.40%	1,577,448	6,664	1.69%
Short-term borrowings	660,587	329	0.20%	363,982	159	0.17%	85,891	12	0.06%
Long-term borrowings	74,740	654	3.55%	75,326	672	3.54%	76,020	680	3.59%
Total interest-bearing liabilities	4,520,729	4,843	0.43%	4,352,162	5,629	0.51%	4,707,062	8,408	0.72%

Noninterest-bearing liabilities and shareholders' equity
Noninterest-bearing demand	1,049,943			1,112,072			931,347
Other liabilities	111,515			115,477			133,975
Shareholders' equity	708,862			714,373			706,547
Total liabilities and shareholders' equity	$6,391,049			$6,294,084			$6,478,931
Net interest income		$58,666			$61,976			$66,689

Net interest spread			3.94%			4.13%			4.34%
Contribution of noninterest-bearing sources of funds			0.10%			0.14%			0.17%
Net interest margin (2)			4.04%			4.27%			4.51%

(1)	Nonaccrual loans and loans held for sale are included in average balances.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the Three Months Ended March 31, 2013
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(82)	$258	$176	$(2,453)	$758	$(1,695)
Other earning assets	0	(3)	(3)	78	(163)	(85)
Gross loans (1)	(3,306)	(963)	(4,269)	(7,659)	(2,149)	(9,808)
Total earning assets	(3,388)	(708)	(4,096)	(10,034)	(1,554)	(11,588)
Interest-bearing liabilities
Total interest-bearing deposits	$(719)	$(219)	$(938)	$(3,030)	$(826)	$(3,856)
Borrowed funds
Short-term borrowings	26	144	170	31	286	317
Federal Home Loan Bank long-term debt	2	(20)	(18)	(7)	(19)	(26)
Total borrowed funds	28	124	152	24	267	291
Total interest-bearing liabilities	(691)	(95)	(786)	(3,006)	(559)	(3,565)
Net interest income	$(2,697)	$(613)	$(3,310)	$(7,028)	$(995)	$(8,023)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2013 noninterest income was $26.7 million, a $5.2 million or 16.4% decrease from noninterest income of $31.9 million in the first quarter 2012.  The decline in noninterest income from the comparable quarter in 2012 was due primarily to a $3.9 million decline in reimbursements due from the FDIC, a $1.7 million decline in accelerated discount on covered loans and a $0.8 million decline in other noninterest income. These declines were partially offset by $1.5 million of gains on sales of investment securities during the first quarter 2013.

When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses are referred to as loss sharing income and are recorded as noninterest income.  The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets.

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

The decrease in other noninterest income was primarily related to lower fee income related to the client derivatives program during the first quarter 2013.

NONINTEREST EXPENSE

First quarter 2013 noninterest expense was $53.1 million compared with $55.8 million in the first quarter of 2012. The $2.7 million or 4.8% decrease from the comparable quarter in 2012 was primarily attributable to a $1.5 million decline in salaries and benefits expense, a $1.9 million decline in losses recorded on both covered and uncovered OREO, a $0.3 million decline in professional services expense and a $0.5 million decline in other noninterest expense. These declines were partially offset by increases of $0.8 million in net occupancy expenses, $0.6 million in data processing expenses and $0.5 million of loss sharing expenses.

The decline in salaries and benefits expenses was primarily attributable to staffing reductions and branch consolidations throughout 2012 and into 2013. Losses on OREO are generally the result of declines in fair value and/or losses on final disposition of OREO properties during the period. Loss sharing expense represents costs incurred to resolve problem covered assets. Losses on covered OREO and loss sharing expenses are partially reimbursed by the FDIC.

The decline in other noninterest expenses was primarily due to a $0.5 million decline in legal costs, a $0.6 million decline in administrative costs associated with the Company's benefit plans and a $0.3 million decline in the reserve for unfunded commitments. These declines were partially offset by a $1.0 million increase in fixed asset-related expenses in conjunction with branches consolidated during the first quarter of 2013.

Higher net occupancy expenses during the first quarter of 2013 were primarily attributable to $0.7 million of lease termination expenses related to branches consolidated during the quarter as well as additional costs associated with facilities that came online during 2012. The increase in data processing expense was due to software and system implementations, including new internet and mobile banking platforms introduced in late 2012.

The increase in loss sharing expense relates to elevated collection costs incurred on covered assets, primarily taxes, legal fees and appraisal costs. First Financial views the combination of provision expense on covered loans, losses on covered OREO and loss sharing expense, net of the related reimbursements due under loss sharing agreements recorded as FDIC loss sharing income, as the total net credit costs associated with covered assets during the period. For additional discussion of the credit costs associated with covered assets, see "Allowance for loan and lease losses - covered loans."

During the third quarter 2012, First Financial completed a comprehensive efficiency study across all business lines and support functions. As a result, the Company identified approximately $17.1 million of annualized cost savings impacting several expense categories. In the first quarter 2013, the Company incurred certain pre-tax expenses resulting from its efficiency initiative and other staffing-related changes of $2.9 million. Approximately $1.2 million was related to employee benefit expenses associated with staffing reductions and $1.7 million was related to real estate expenses associated with previously announced banking center consolidation and closure plans. Realization of the identified cost savings began during the fourth quarter 2012, and the Company recognized net savings of $2.6 million during the first quarter 2013 as one-time costs associated with implementing the efficiency plan offset estimated expense reductions. Ultimately, the achievement of these cost savings will be contingent upon management's ability to successfully implement the efficiency plan while managing external factors, such as regulatory changes and a dynamic business environment, without impacting service levels throughout the Company and to our customers.

In the event that staff reductions and turnover reach certain levels, as a result of First Financial's efficiency plan and/or other associate-related actions, it is possible that the Company could incur pension settlement charges in future periods. Pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and would be determined in accordance with FASB ASC Topic 715, Compensation-Retirement Benefits.

INCOME TAXES

Income tax expense was $6.4 million and $9.6 million for the first quarters of 2013 and 2012, respectively. The effective tax rates for the first quarters of 2013 and 2012 were 31.5% and 36.2%, respectively. The decrease in the effective tax rate during the first quarter 2013 as compared to the same period in 2012 was primarily the result of higher income earned on tax-exempt investment securities as well as a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary. First Financial estimates that a normalized effective tax rate reflecting the impact of the increasing investment in tax-exempt securities is approximately 35.1%.

LOANS - EXCLUDING COVERED LOANS

Loans, excluding covered loans and loans held for sale, totaled $3.2 billion as of March 31, 2013, increasing $69.8 million, or 8.9% on an annualized basis, compared to December 31, 2012.  The increase in loan balances from December 31, 2012 was primarily related to a $31.3 million increase in commercial loans, a $16.2 million increase in commercial real estate and a $14.0 million increase in construction lending with continued solid performance from residential mortgage and lease financing, which increased $12.1 million and $2.8 million, respectively.

First quarter 2013 average loans, excluding covered loans and loans held for sale, increased $224.9 million or 7.6% from the first quarter of 2012.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of a $176.2 million increase in commercial real estate loans, a $36.0 million increase in residential real estate loans, and a $32.5 million increase in lease financing, partially offset by a $31.8 million decrease in real estate construction loans.

LOANS - COVERED

Covered loans continued to decline during the quarter, totaling $687.8 million at March 31, 2013, a $60.3 million or 8.1% decline compared to December 31, 2012.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

INVESTMENTS

First Financial's investment portfolio totaled $1.7 billion or 27.5% of total assets at March 31, 2013, compared with $1.9 billion or 28.8% of total assets at December 31, 2012.  Securities available-for-sale at March 31, 2013, totaled $952.0 million, compared with $1.0 billion at December 31, 2012, while held-to-maturity securities totaled $716.2 million at March 31, 2013 compared to $770.8 million at December 31, 2012.

The investment portfolio decreased $130.7 million, or 7.0%, during the first three months of 2013 as $54.8 million of purchases were offset by amortizations and paydowns in the portfolio, driven partially by continued elevated prepayment activity. The Company also sold of $70.4 million of agency MBSs and collateralized mortgage obligations (CMOs) during the quarter in order to enhance liquidity and reduce prepayment and premium risks, resulting in a gain of $1.5 million. The decrease in the investment portfolio was also related to the deployment of cash to fund increased loan demand during the quarter. First Financial purchased $54.8 million of investment securities consisting of $40.0 million of agency MBSs and US government guaranteed notes as well as $14.7 million of investment grade corporate securities.

The overall duration of the investment portfolio increased to 3.1 years as of March 31, 2013 from 2.8 years as of December 31, 2012 primarily due to the impact of sales of floating rate CMOs and shorter duration securities during the period.  The Company is managing the refinancing and premium risk associated with higher prepayment speeds by capping the premium at which it has purchased securities and by selectively purchasing agency MBSs collateralized by assets less subject to refinancing in this interest rate environment.

First Financial has recorded, as a component of equity in accumulated other comprehensive income, a $9.4 million unrealized after-tax gain on the investment portfolio at March 31, 2013, compared with a $12.8 million unrealized after-tax gain at December 31, 2012.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2013 were $4.8 billion, a decrease of $134.5 million or 2.7% compared to December 31, 2012.  The decrease in total deposits at March 31, 2013 as compared to December 31, 2012 was driven by a $38.5 million or 3.6% decline in total time deposits as well as a $96.0 million or 2.5% decline in total non-time deposit balances. The decline in time deposit balances was primarily the result of lower consumer balances related to the Company's continued efforts to manage deposit funding costs, partially offset by an increase in public fund balances. The decline in non-time deposit balances was primarily due to seasonal declines in commercial balances of $56.2 million and public fund balances of $77.7 million, partially offset by an increase of $49.7 million in consumer balances.

Average deposits declined to $4.8 billion at March 31, 2013 from $5.5 billion at March 31, 2012 primarily due to decreases in average interest-bearing demand deposits of $172.5 million and average time deposits of $522.9 million, partially offset by an increase in noninterest-bearing deposits of $118.6 million.

Borrowed funds increased to $707.6 million at March 31, 2013 from $699.8 million at December 31, 2012, due to an $8.3 million increase in federal funds purchased and securities sold under agreements to repurchase as a result of the Bank's funding needs.

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

For further discussion of these risks, see the Risk Management section of the Management's Discussion and Analysis of First Financial’s 2012 Annual Report and the information below.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process and periodically reviewing and approving its credit exposures using credit policies and guidelines approved by its board of directors.  Due to the significant differences in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered loans are generally more meaningful.  Therefore, management has included asset quality measures that exclude covered loans in this section.

Allowance for loan and lease losses - excluding covered loans. Management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience and other significant factors. This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change. See Note 10, Allowance for Loan and Lease Losses, to the Consolidated Financial Statements for further discussion of First Financial's allowance for uncovered loans.

The allowance for uncovered loan and lease losses was $48.3 million as of March 31, 2013 compared to $47.8 million as of December 31, 2012.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.49% as of March 31, 2013 compared to 1.50% as of December 31, 2012.  The increase in the allowance for uncovered loan and lease losses from December 31, 2012 was primarily the result of continued loan growth as well as increases in specific reserves recorded on certain impaired loans. The decrease in the allowance as a percentage of loans is primarily attributable to loan growth as newly originated loans are generally reserved for at lower rates.

First quarter 2013 net charge-offs were $2.5 million or 0.32% of average loans and leases on an annualized basis, compared with $6.4 million or 0.87% of average loans and leases on an annualized basis for the comparable quarter in 2012. Net charge-offs during the first quarter 2013 included $0.8 million related to three commercial real estate credits and $0.7 million related to two commercial credits, none of which were individually significant. Significant items driving net charge-offs during the first quarter 2012 included $1.7 million related to a commercial construction and land development credit, $1.1 million related to a hotel real estate loan and three commercial credits totaling $0.9 million in the aggregate. The timing and amount of net charge-offs are dependent on the individual credit characteristics of each loan relationship as well as the Company's resolution strategies and can vary from period to period.

Provision expense related to uncovered loans and leases is a product of the Company's allowance for loan and lease losses model as well as net charge-off activity during the period. First quarter 2013 provision expense related to uncovered loans and leases was $3.0 million as compared to $3.3 million during the comparable quarter in 2012.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended
	2013	2012
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$47,777	$49,192	$50,952	$49,437	$52,576
Provision for loan losses	3,041	3,882	3,613	8,364	3,258
Gross charge-offs
Commercial	781	657	1,340	1,129	1,186
Real estate-construction	0	0	180	717	1,787
Real estate-commercial	995	2,221	2,736	3,811	2,244
Real estate-residential	223	454	565	191	604
Installment	100	267	134	116	60
Home equity	701	1,722	380	915	644
All other	410	227	469	259	297
Total gross charge-offs	3,210	5,548	5,804	7,138	6,822
Recoveries
Commercial	319	71	202	48	72
Real estate-construction	136	0	0	0	0
Real estate-commercial	39	46	38	68	113
Real estate-residential	4	3	33	9	28
Installment	77	53	72	75	123
Home equity	52	32	31	28	24
All other	71	46	55	61	65
Total recoveries	698	251	431	289	425
Total net charge-offs	2,512	5,297	5,373	6,849	6,397
Ending allowance for loan and lease losses	$48,306	$47,777	$49,192	$50,952	$49,437

Net charge-offs to average loans and leases (annualized)
Commercial	0.22%	0.28%	0.56%	0.53%	0.53%
Real estate-construction	(0.68)%	0.00%	0.78%	2.91%	6.36%
Real estate-commercial	0.27%	0.63%	0.81%	1.18%	0.69%
Real estate-residential	0.27%	0.58%	0.72%	0.25%	0.81%
Installment	0.17%	1.46%	0.41%	0.26%	(0.39)%
Home equity	0.72%	1.82%	0.38%	0.99%	0.70%
All other	1.63%	0.94%	2.51%	1.46%	1.88%
Total net charge-offs	0.32%	0.68%	0.71%	0.93%	0.87%

Allowance for loan and lease losses - covered loans. The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss sharing agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. See Note 10, Allowance for Loan and Lease Losses, to the Consolidated Financial Statements for further discussion of First Financial's allowance for covered loans.

The allowance for covered loan and lease losses was $45.5 million as of March 31, 2013 compared to $45.2 million as of December 31, 2012 as a result of changes in expected cash flows on loans accounted for under FASB ASC Topic 310-30, as well as portfolio activity during the period, including payments received and charge-offs.

First Financial recognized total provision expense related to covered loans of $9.0 million and realized net charge-offs related to covered loans of $8.7 million for the three months ended March 31, 2013. The Company recognized total provision expense related to covered loans of $13.0 million and net charge-offs of $9.6 million for the three months ended March 31, 2012.

The Company also recognized loss sharing expenses of $2.3 million and modest net gains on covered OREO during the first quarter of 2013. Loss sharing expenses and losses on covered OREO were $1.8 million and $1.3 million, respectively, in the first quarter of 2012. Loss sharing expenses include attorney fees, taxes, insurance and other collection expenses related to the resolution of covered assets.

The receivables due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $8.9 million and $12.8 million for the three months ended March 31, 2013 and 2012, respectively, were recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

	Three months ended
	2013	2012
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Balance at beginning of period	$45,190	$48,895	$48,327	$46,156	$42,835
Provision for loan and lease losses	9,042	5,283	6,622	6,047	12,951
Loans charged-off	(9,684)	(9,568)	(9,058)	(5,163)	(10,118)
Recoveries	948	580	3,004	1,287	488
Ending allowance for covered loan losses	$45,496	$45,190	$48,895	$48,327	$46,156

Nonperforming/Underperforming Assets - excluding covered assets. Nonperforming loans totaled $77.2 million and nonperforming assets totaled $89.2 million as of March 31, 2013 compared with $75.9 million and $88.4 million, respectively, at December 31, 2012.  Nonaccrual loans, including troubled debt restructurings (TDRs) classified as nonaccrual, totaled $64.5 million as of March 31, 2013 compared to $65.0 million as of December 31, 2012, representing a $0.6 million, or 0.9% decrease.

The first quarter 2013 allowance for loan and lease losses as a percentage of nonaccrual loans, including nonaccrual TDRs was 75.0% compared with 73.5% at December 31, 2012, while the allowance for loan and lease losses as a percentage of nonperforming loans was 62.6% at March 31, 2013, compared with 63.0% at December 31, 2012.

Total classified assets as of March 31, 2013 totaled $130.4 million compared to $129.0 million at December 31, 2012. Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings - excluding covered loans. TDRs totaled $35.1 million at March 31, 2013, a $10.1 million increase from December 31, 2012.  Accruing TDRs increased $1.9 million from December 31, 2012, generally as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. TDRs classified as nonaccrual increased $8.2 million from December 31, 2012 primarily as a result of modified borrowing terms related to a $6.9 million commercial nonaccrual credit in the first quarter 2013.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

Delinquent Loans - excluding covered loans. At March 31, 2013, loans 30-to-89 days past due increased to $18.2 million, or 0.56% of period end loans, as compared to $16.3 million, or 0.51%, at December 31, 2012. The increase in delinquent loans compared to December 31, 2012 primarily resulted from higher delinquencies in the commercial real estate and equipment financing portfolios partially offset by lower delinquencies in commercial and residential real estate loans.

Other Real Estate Owned. At March 31, 2013, First Financial had OREO properties originating from uncovered loans totaling $12.0 million, compared with $12.5 million at December 31, 2012. Uncovered OREO decreased $0.5 million from December 31, 2012 to March 31, 2013 as resolutions and valuation adjustments of $1.2 million exceeded $0.7 million of additions during the quarter. There were no individually material items included in either the additions or resolutions during the first quarter 2013.

OREO originating from covered loans was $29.3 million at March 31, 2013, compared with $28.9 million at December 31, 2012. Covered OREO increased $0.5 million, or 1.7%, from December 31, 2012 as additions of $6.7 million slightly exceeded resolutions and valuation adjustments of $6.2 million during the quarter.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of March 31, 2013, and the four previous quarters.

	Quarter ended
	2013	2012
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans
Commercial	$4,044	$10,562	$4,563	$12,065	$5,936
Real estate - construction	945	950	2,536	7,243	7,005
Real estate - commercial	30,311	31,002	33,961	36,116	35,581
Real estate - residential	4,371	5,045	5,563	5,069	5,131
Installment	211	376	284	319	377
Home equity	1,750	2,499	2,497	2,281	1,915
Lease financing	496	496	—	—	—
Nonaccrual loans	42,128	50,930	49,404	63,093	55,945
Troubled debt restructurings (TDRs)
Accruing	12,757	10,856	11,604	9,909	9,495
Nonaccrual	22,324	14,111	13,017	10,185	17,205
Total TDRs	35,081	24,967	24,621	20,094	26,700
Total nonperforming loans	77,209	75,897	74,025	83,187	82,645
Other real estate owned (OREO)	11,993	12,526	13,912	15,688	15,036
Total nonperforming assets	89,202	88,423	87,937	98,875	97,681
Accruing loans past due 90 days or more	157	212	108	143	203
Total underperforming assets	$89,359	$88,635	$88,045	$99,018	$97,884
Total classified assets	$130,436	$129,040	$133,382	$145,621	$154,684

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	114.66%	93.81%	99.57%	80.76%	88.37%
Nonaccrual loans plus nonaccrual TDRs	74.95%	73.46%	78.81%	69.53%	67.58%
Nonperforming loans	62.57%	62.95%	66.45%	61.25%	59.82%
Total ending loans	1.49%	1.50%	1.60%	1.69%	1.67%
Nonperforming loans to total loans	2.38%	2.39%	2.41%	2.76%	2.79%
Nonperforming assets to
Ending loans, plus OREO	2.74%	2.77%	2.86%	3.27%	3.28%
Total assets, including covered assets	1.40%	1.36%	1.41%	1.57%	1.52%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.34%	2.43%	2.48%	2.94%	2.96%
Total assets, including covered assets	1.20%	1.19%	1.22%	1.42%	1.37%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management and treasury areas, oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations and capital expenditures. Liquidity is monitored and closely managed by ALCO. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as to maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans to respond are in place.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. The deposit base is diversified among individuals, partnerships, corporations, public entities and geographic markets. This diversification helps First Financial minimize dependence on large concentrations of wholesale funding sources.

Capital expenditures, such as banking center expansions and technology investments were $3.9 million and $6.8 million for the first three months of 2013 and 2012, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

As of March 31, 2013, First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $1.6 billion as collateral for borrowings from the Federal Home Loan Bank (FHLB).  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources.  At March 31, 2013, the Company had $502.2 million in short-term borrowings from the FHLB. At December 31, 2012, the Company had $502.0 million in short-term borrowings from the FHLB.  At March 31, 2013, and December 31, 2012, total long-term borrowings from the FHLB were $8.7 million and $9.4 million, respectively.  First Financial's total remaining borrowing capacity from the FHLB was $354.0 million at March 31, 2013.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $952.0 million at March 31, 2013.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.3 million at March 31, 2013.  In addition, other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are sources of liquidity.

At March 31, 2013, in addition to liquidity on hand of $107.4 million, First Financial had unused and available overnight wholesale funding of $2.3 billion or 36.7% of total assets to fund new loans, any deposit runoff that may occur as a result of the Company's deposit rationalization efforts and from markets that the Company is exiting, or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $16.2 million for the first three months of 2013.  As of March 31, 2013, First Financial’s subsidiaries had retained earnings of $349.6 million of which $24.3 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $99.9 million in cash as of March 31, 2013, which is approximately two times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses.

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

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2013, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2013, and December 31, 2012, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's category.

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

Consolidated regulatory capital ratios at March 31, 2013, included the leverage ratio of 10.00%, Tier 1 capital ratio of 15.87%, and total capital ratio of 17.15%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $364.4 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.60% at March 31, 2013 as compared to 9.50% at December 31, 2012.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk weighted assets during 2013 primarily as a result of declines in lower risk weighted covered assets offset by increases in higher risk weighted uncovered loans and investment securities. First Financial's Leverage ratio was positively impacted by a decline in average assets in the first quarter 2013. Contributions to shareholders’ equity from earnings were limited in both 2013 and 2012 as a result of the Company's variable dividend payout.

The following tables illustrate the actual and required capital amounts and ratios as of March 31, 2013 and December 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk-weighted assets
Consolidated	$682,974	17.15%	$318,598	8.00%	N/A	N/A
First Financial Bank	587,114	14.76%	318,173	8.00%	$397,717	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	632,020	15.87%	159,299	4.00%	N/A	N/A
First Financial Bank	529,275	13.31%	159,087	4.00%	238,630	6.00%

Tier 1 capital to average assets
Consolidated	632,020	10.00%	252,701	4.00%	N/A	N/A
First Financial Bank	529,275	8.39%	252,450	4.00%	315,563	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
Consolidated	$686,961	17.60%	$312,328	8.00%	N/A	N/A
First Financial Bank	586,023	15.04%	311,618	8.00%	$389,523	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	637,176	16.32%	156,164	4.00%	N/A	N/A
First Financial Bank	529,196	13.59%	155,809	4.00%	233,714	6.00%

Tier 1 capital to average assets
Consolidated	637,176	10.25%	248,761	4.00%	N/A	N/A
First Financial Bank	529,196	8.52%	248,408	4.00%	310,511	5.00%

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The share repurchase plan is not expected to impact the variable dividend and as a result the return of capital to shareholders is expected to exceed 100% of earnings through 2013. Subsequent to the expiration of the variable dividend, the Company expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under the Basel Committee on Banking Supervision's final framework for strengthening international capital and liquidity regulation released in December 2010 (Basel III). The Company repurchased 249,000 shares under this plan at an average price of $15.39 per share during the first quarter of 2013. At March 31, 2013, 4,290,500 common shares remained available for purchase under this repurchase plan.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2012 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2013.

ACCOUNTING AND REGULATORY MATTERS

Note 2 to the Consolidated Financial Statements discusses new accounting standards adopted by First Financial during 2013 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by First Financial with the SEC, in press releases, and in oral and written statements made by or with the approval of First Financial which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, statements of plans and objectives of First Financial or its management or board of directors and statements of future economic performances and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "likely," "expected," "intends," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Management's analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

▪
adverse changes in the creditworthiness of our borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC indemnification asset and related assets covered by FDIC loss sharing agreements;

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

▪
unpredictable natural or other disasters could have an adverse effect on us in that such events could materially disrupt our operations or our vendors' operations or willingness of our customers to access the financial services we offer;

▪	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the allowance for loan losses; and

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial's board of directors establishes policy limits with respect to interest rate risk. First Financial's ALCO oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2013, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(3.87)%	(1.44)%	(0.01)%
NII-Year 2	(6.37)%	0.40%	3.26%
EVE	(18.31)%	0.74%	7.78%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  In addition, the Company internally evaluates the impact of yield curve twist scenarios (i.e. flattening, steepening and inversions of the yield curve) on NII and EVE. First Financial's projected results for near-term earnings at risk indicates a risk-neutral position. Long-term EVE modeling indicates the Company has modest asset sensitivity.  First Financial is managing its balance sheet with a near-term bias toward a risk-neutral position given the outlook for future interest rates. First Financial's near-term and long-term positions have become modestly more liability sensitive as a result of growth in fixed rate loans and securities, coupled with a bias from the Company's depository base towards market-driven deposit products.

"Risk-neutral position" refers to the absence of a strong bias toward either asset or liability sensitivity. “Asset sensitive position” refers to an increase in interest rates, primarily short-term rates, that is expected to generate higher net interest income as rates earned on our interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on our interest-bearing liabilities would reprice. Conversely, “liability sensitive position” refers to an increase in short-term interest rates that is expected to generate lower net interest income as rates paid on our interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on our interest-earning assets.

The interest rate risk analysis provides a framework as to what First Financial's overall sensitivity is as of the Company's most recent reported position. Management strategies may impact future reporting periods, as actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in portfolio composition and market conditions.  Market based and historical experience prepayment speeds are factored into the analysis for loan and securities portfolios.  Deposit premiums and rate sensitivity for transactional deposit accounts are modeled based on both historical experience and external industry studies. Due to the current low interest rate environment, funding rates on deposit and wholesale funding instruments were not reduced below 0.0% in the down 100 basis point scenario. First Financial continues to refine the assumptions used in its interest rate risk modeling.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2013
Share repurchase program	84,000	$14.83	84,000	4,455,500
Director Fee Stock Plan	3,336	14.54	NA	NA
Stock Plans	9,000	15.05	NA	NA
February 1 to February 28, 2013
Share repurchase program	73,000	$15.59	73,000	4,382,500
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	45,500	15.40	NA	NA
March 1 to March 31, 2013
Share repurchase program	92,000	$15.73	92,000	4,290,500
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	60,609	16.01	0	NA
Total
Share repurchase program	249,000	$15.39	249,000
Director Fee Stock Plan	3,336	$14.54	NA
Stock Plans	115,109	$15.69	NA

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

(2)
First Financial has one previously announced stock repurchase plan under which it is authorized to purchase shares of its common stock.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	709,500	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail*.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President and Chief Financial Officer		First Vice President and Corporate Controller
(Principal Accounting Officer)

Date	5/7/2013	Date	5/7/2013