Form 10-Q
period 2013-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2013-08-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common stock, No par value	57,707,718

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$114,745	$134,502
Interest-bearing deposits with other banks	2,671	24,341
Investment securities available-for-sale, at market value (cost $900,068 at June 30, 2013 and $1,017,104 at December 31, 2012)	884,694	1,032,096
Investment securities held-to-maturity (market value $664,398 at June 30, 2013 and $778,474 at December 31, 2012)	670,246	770,755
Other investments	75,645	71,492
Loans held for sale	18,650	16,256
Loans
Commercial	940,420	861,033
Real estate-construction	97,246	73,517
Real estate-commercial	1,477,226	1,417,008
Real estate-residential	343,016	318,210
Installment	50,781	56,810
Home equity	370,206	367,500
Credit card	33,222	34,198
Lease financing	70,011	50,788
Total loans - excluding covered loans	3,382,128	3,179,064
Less: Allowance for loan and lease losses - uncovered	47,047	47,777
Net loans - excluding covered loans	3,335,081	3,131,287
Covered loans	622,265	748,116
Less: Allowance for loan and lease losses - covered	32,961	45,190
Net loans – covered	589,304	702,926
Net loans	3,924,385	3,834,213
Premises and equipment	142,675	146,716
Goodwill	95,050	95,050
Other intangibles	6,620	7,648
FDIC indemnification asset	88,966	119,607
Accrued interest and other assets	250,228	244,372
Total assets	$6,274,575	$6,497,048

Liabilities
Deposits
Interest-bearing	$1,131,466	$1,160,815
Savings	1,601,122	1,623,614
Time	978,680	1,068,637
Total interest-bearing deposits	3,711,268	3,853,066
Noninterest-bearing	1,059,368	1,102,774
Total deposits	4,770,636	4,955,840
Federal funds purchased and securities sold under agreements to repurchase	114,030	122,570
Federal Home Loan Bank short-term borrowings	505,900	502,000
Total short-term borrowings	619,930	624,570
Long-term debt	73,957	75,202
Total borrowed funds	693,887	699,772
Accrued interest and other liabilities	114,600	131,011
Total liabilities	5,579,123	5,786,623

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2013 and 2012	576,641	579,293
Retained earnings	329,633	330,004
Accumulated other comprehensive loss	(25,645)	(18,677)
Treasury stock, at cost, 11,032,387 shares in 2013 and 10,684,496 shares in 2012	(185,177)	(180,195)
Total shareholders' equity	695,452	710,425
Total liabilities and shareholders' equity	$6,274,575	$6,497,048

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$55,022	$63,390	$111,047	$129,826
Investment securities
Taxable	8,295	10,379	16,671	20,896
Tax-exempt	560	121	1,140	255
Total interest on investment securities	8,855	10,500	17,811	21,151
Other earning assets	(1,556)	(1,967)	(3,028)	(3,957)
Total interest income	62,321	71,923	125,830	147,020
Interest expense
Deposits	3,284	6,381	7,144	14,097
Short-term borrowings	305	37	634	49
Long-term borrowings	654	675	1,308	1,355
Total interest expense	4,243	7,093	9,086	15,501
Net interest income	58,078	64,830	116,744	131,519
Provision for loan and lease losses - uncovered	2,409	8,364	5,450	11,622
Provision for loan and lease losses - covered	(8,283)	6,047	759	18,998
Net interest income after provision for loan and lease losses	63,952	50,419	110,535	100,899

Noninterest income
Service charges on deposit accounts	5,205	5,376	9,922	10,285
Trust and wealth management fees	3,497	3,377	7,447	7,168
Bankcard income	3,145	2,579	5,578	5,115
Net gains from sales of loans	1,089	1,132	1,795	2,072
Gains on sales of investment securities	188	0	1,724	0
FDIC loss sharing income	(7,384)	8,280	1,550	21,096
Accelerated discount on covered loans	1,935	3,764	3,870	7,409
Other	3,940	9,037	6,427	12,325
Total noninterest income	11,615	33,545	38,313	65,470

Noninterest expenses
Salaries and employee benefits	26,216	29,048	53,545	57,909
Pension settlement charges	4,316	0	4,316	0
Net occupancy	5,384	5,025	11,549	10,407
Furniture and equipment	2,250	2,323	4,621	4,567
Data processing	2,559	2,076	5,028	3,977
Marketing	1,182	1,238	2,079	2,392
Communication	781	913	1,614	1,807
Professional services	1,764	2,151	3,567	4,298
State intangible tax	1,004	970	2,018	1,996
FDIC assessments	1,148	1,270	2,273	2,433
Loss (gain) - other real estate owned	216	313	718	1,309
Loss (gain) - covered other real estate owned	(2,212)	1,233	(2,369)	2,525
Loss sharing expense	1,578	3,085	3,864	4,836
Other	7,097	7,814	13,566	14,781
Total noninterest expenses	53,283	57,459	106,389	113,237
Income before income taxes	22,284	26,505	42,459	53,132
Income tax expense	6,455	8,703	12,806	18,336
Net income	$15,829	$17,802	$29,653	$34,796

Net earnings per common share - basic	$0.28	$0.31	$0.52	$0.60
Net earnings per common share - diluted	$0.27	$0.30	$0.51	$0.59
Cash dividends declared per share	$0.24	$0.29	$0.52	$0.60
Average common shares outstanding - basic	57,291,994	57,933,281	57,365,105	57,864,269
Average common shares outstanding - diluted	58,128,349	58,958,279	58,206,503	58,921,689

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$15,829	$17,802	$29,653	$34,796
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities arising during the period	(15,210)	157	(18,567)	2,596
Change in retirement obligation	10,365	355	10,810	710
Unrealized gain (loss) on derivatives	690	0	816	0
Unrealized (loss) gain on foreign currency exchange	(15)	3	(27)	12
Other comprehensive (loss) income	(4,170)	515	(6,968)	3,318
Comprehensive income	$11,659	$18,317	$22,685	$38,114

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			34,796				34,796
Other comprehensive income				3,318			3,318
Cash dividends declared:
Common stock at $0.60 per share			(34,832)				(34,832)
Excess tax benefit on share-based compensation		348					348
Exercise of stock options, net of shares purchased		(914)			57,604	977	63
Restricted stock awards, net of forfeitures		(4,318)			188,735	3,250	(1,068)
Share-based compensation expense		1,942					1,942
Balance at June 30, 2012	68,730,731	$576,929	$331,315	$(18,172)	(10,217,338)	$(173,284)	$716,788
Balance at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			29,653				29,653
Other comprehensive loss				(6,968)			(6,968)
Cash dividends declared:
Common stock at $0.52 per share			(30,024)				(30,024)
Purchase of common stock					(540,400)	(8,339)	(8,339)
Excess tax benefit on share-based compensation		30					30
Exercise of stock options, net of shares purchased		(503)			21,526	362	(141)
Restricted stock awards, net of forfeitures		(4,316)			170,983	2,995	(1,321)
Share-based compensation expense		2,137					2,137
Balance at June 30, 2013	68,730,731	$576,641	$329,633	$(25,645)	(11,032,387)	$(185,177)	$695,452

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Operating activities
Net income	$29,653	$34,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,209	30,620
Depreciation and amortization	7,630	7,669
Stock-based compensation expense	2,137	1,942
Pension expense (income)	4,185	(285)
Net amortization of premiums/accretion of discounts on investment securities	8,856	4,902
Gains on sales of investment securities	(1,724)	0
Originations of loans held for sale	(93,248)	(102,950)
Net gains from sales of loans held for sale	(1,795)	(2,072)
Proceeds from sales of loans held for sale	91,340	106,803
Deferred income taxes	(4,454)	(2,670)
(Increase) decrease in interest receivable	(570)	3,341
(Increase) decrease in cash surrender value of life insurance	(333)	2,039
(Increase) decrease in prepaid expenses	(3,178)	1,109
Decrease in indemnification asset	30,641	26,244
Decrease in accrued expenses	(4,199)	(2,932)
Decrease in interest payable	(267)	(993)
Other	8,848	4,928
Net cash provided by operating activities	79,731	112,491

Investing activities
Proceeds from sales of securities available-for-sale	92,684	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	128,606	126,901
Purchases of securities available-for-sale	(109,767)	(331,300)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	95,020	50,122
Net decrease in interest-bearing deposits with other banks	21,670	366,211
Net increase in loans and leases - excluding covered loans	(210,630)	(62,600)
Net decrease in covered assets	99,995	128,100
Proceeds from disposal of other real estate owned	19,995	22,537
Purchases of premises and equipment	(5,440)	(10,779)
Net cash provided by investing activities	132,133	289,192

Financing activities
Net decrease in total deposits	(185,204)	(541,091)
Net (decrease) increase in short-term borrowings	(4,640)	150,488
Payments on long-term borrowings	(1,231)	(1,410)
Cash dividends paid on common stock	(32,237)	(33,571)
Treasury stock purchase	(8,339)	0
Proceeds from exercise of stock options	0	292
Excess tax benefit on share-based compensation	30	348
Net cash used in financing activities	(231,621)	(424,944)

Cash and due from banks:
Net decrease in cash and due from banks	(19,757)	(23,261)
Cash and due from banks at beginning of period	134,502	149,653
Cash and due from banks at end of period	$114,745	$126,392

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of First Financial Bancorp. (First Financial or the Company), all material adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included.

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial, a bank holding company principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary – First Financial Bank, N.A. (First Financial Bank or the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to the current period’s presentation and had no effect on net earnings.

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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued an update (ASU 2011-11, Disclosures About Offsetting Assets and Liabilities) which creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. These disclosure requirements are required for recognized financial and derivative instruments that are offset in accordance with the guidance in FASB ASC Topic 210-20-45, Balance Sheet - Offsetting - Other Presentation Matters, FASB ASC Topic 815-10-45, Derivatives and Hedging - Other Presentation Matters, or are subject to an enforceable master netting arrangement or similar agreement. Subsequently, the FASB issued ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Companies are required to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments. The provisions of ASU 2011-11 became effective for the interim reporting period ended March 31, 2013 and resulted in additional disclosures related to the Company's derivatives programs. For further detail, see Note 6 - Derivatives.

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

On February 5, 2013, the FASB issued an update (ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)) which requires preparers to report in one place information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances and expands the disclosure requirements in FASB ASC Topic 220, Comprehensive Income (ASC 220), for presentation of changes in AOCI. This ASU requires companies to disaggregate the total change of each component of other comprehensive income and separately present (1) reclassification adjustments and (2) current-period OCI. ASU 2013-02 also requires companies to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The provisions of ASU 2013-02 became effective for the interim reporting period ended March 31, 2013 and resulted in additional disclosures related to reclassifications from AOCI. For further detail, see Note 14 - Accumulated Other Comprehensive Income (Loss).

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2012 and no impairment was indicated.  As of June 30, 2013, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value. First Financial had goodwill of $95.1 million as of June 30, 2013 and December 31, 2012.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $6.6 million and $7.4 million as of June 30, 2013 and December 31, 2012, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 7.3 years. Amortization expense for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.8 million, respectively.
Amortization expense recognized on intangible assets for the six months ended June 30, 2013 and 2012, was $0.8 million and $1.3 million, respectively.

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

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial has issued letters of credit (including standby letters of credit) aggregating $14.6 million and $14.8 million at June 30, 2013, and December 31, 2012, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.3 billion at June 30, 2013, and $1.2 billion at December 31, 2012.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2013. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 5:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2013:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(3)	$94
Securities of U.S. government agencies and corporations	19,854	0	(276)	19,578	10,272	0	(125)	10,147
Mortgage-backed securities	641,491	694	(5,835)	636,350	681,529	6,777	(17,974)	670,332
Obligations of state and other political subdivisions	8,901	166	(597)	8,470	34,693	52	(1,608)	33,137
Asset-backed securities	0	0	0	0	60,873	0	(388)	60,485
Other securities	0	0	0	0	112,604	193	(2,298)	110,499
Total	$670,246	$860	$(6,708)	$664,398	$900,068	$7,022	$(22,396)	$884,694

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2012:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Securities of U.S. government agencies and corporations	$20,512	$679	$0	$21,191	$15,562	$333	$0	$15,895
Mortgage-backed securities	740,891	8,077	(1,290)	747,678	854,150	14,564	(1,485)	867,229
Obligations of state and other political subdivisions	9,352	265	(12)	9,605	35,913	169	(84)	35,998
Asset-backed securities	0	0	0	0	57,000	90	(1)	57,089
Other securities	0	0	0	0	54,479	1,569	(163)	55,885
Total	$770,755	$9,021	$(1,302)	$778,474	$1,017,104	$16,725	$(1,733)	$1,032,096

The following is a summary of investment securities by estimated maturity as of June 30, 2013:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$215	$218	$14,244	$14,779
Due after one year through five years	553,586	550,083	356,449	355,526
Due after five years through ten years	107,195	104,818	219,699	214,398
Due after ten years	9,250	9,279	309,676	299,991
Total	$670,246	$664,398	$900,068	$884,694

The following tables present the age of gross unrealized losses and associated fair value by investment category:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. government agencies and corporations	$19,625	$(225)	$0	$0	$19,625	$(225)
Mortgage-backed securities	865,450	(21,140)	23,867	(231)	889,317	(21,371)
Obligations of state and other political subdivisions	68,190	(2,648)	0	0	68,190	(2,648)
Asset-backed securities	60,486	(388)	0	0	60,486	(388)
Other securities	66,453	(1,737)	1,252	(119)	67,705	(1,856)
Total	$1,080,204	$(26,138)	$25,119	$(350)	$1,105,323	$(26,488)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	$240,641	$(1,635)	$25,513	$(405)	$266,154	$(2,040)
Obligations of state and other political subdivisions	21,341	(96)	0	0	21,341	(96)
Asset-backed securities	9,999	(1)	0	0	9,999	(1)
Other securities	8,454	(163)	0	0	8,454	(163)
Total	$280,435	$(1,895)	$25,513	$(405)	$305,948	$(2,300)

Gains and losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2013 or December 31, 2012.

For further detail on the fair value of investment securities, see Note 13 – Fair Value Disclosures.

NOTE 6:  DERIVATIVES

First Financial uses derivative instruments, including interest rate caps, floors and swaps, to meet the needs of its clients while managing the interest rate risk associated with certain transactions.  First Financial does not use derivatives for speculative purposes.

While authorized to use a variety of derivative products, First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the interest rate risk profile of the Company. The interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties referred to as the notional amount.

The following table summarizes the notional values of derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Fair value hedges
Instruments associated with loans	$910,175	$935,493

As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages the market value credit risk associated with counterparties through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At June 30, 2013, the Company had a total counterparty notional amount outstanding of approximately $495.4 million, spread among eight counterparties, with an outstanding liability from these contracts of $12.6 million. At December 31, 2012, the Company had a total counterparty notional amount outstanding of approximately $509.1 million, spread among eight counterparties, with an outstanding liability from these contracts of $26.0 million.

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

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		June 30, 2013			December 31, 2012
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance Sheet Classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$10,675	$0	$(1,082)	$12,739	$0	$(1,445)
Matched interest rate swaps with borrower	Accrued interest and other assets	449,750	14,328	(1,169)	461,377	24,135	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	449,750	1,169	(14,418)	461,377	0	(24,978)
Total		$910,175	$15,497	$(16,669)	$935,493	$24,135	$(26,423)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$1,082	$(444)	$638	$1,445	$(669)	$776
Matched interest rate swaps with counterparty	15,587	(13,552)	2,035	24,978	(23,057)	1,921
Total	$16,669	$(13,996)	$2,673	$26,423	$(23,726)	$2,697

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2013:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$10,675	3.3	$(1,082)	2.21%	6.85%
Receive fixed, matched interest rate swaps with borrower	449,750	4.2	13,159	4.94%	2.93%
Pay fixed, matched interest rate swaps with counterparty	449,750	4.2	(13,249)	2.93%	4.94%
Total asset conversion swaps	$910,175	4.2	$(1,172)	3.91%	3.97%

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

For the unmatched, pay fixed interest rate swaps, which qualify for hedge accounting, the corresponding fair-value adjustment is included on the Consolidated Balance Sheets in the carrying value of the hedged item.  The net interest receivable or payable on unmatched interest rate swaps is accrued and recognized as an adjustment to the interest income of the hedged item. Gains and losses from derivatives not considered effective in hedging the change in fair value of the hedged item, if any, are recognized in income immediately.

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest income
(Dollars in thousands)		Three months ended		Six months ended
Derivatives in fair value hedging relationships	Location of change in fair value	June 30,		June 30,
		2013	2012	2013	2012
Interest rate contracts
Loans	Interest income - loans	$(129)	$(192)	$(271)	$(388)
Total		$(129)	$(192)	$(271)	$(388)

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense. The fair value of interest rate swaps is included within accrued interest and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are included in accumulated other comprehensive income (loss). Gains and losses from derivatives not considered effective in hedging the cash flows related to the hedged items, if any, are recognized in income immediately.

In 2012, First Financial executed a cash flow hedge utilizing an interest rate swap to hedge against interest rate volatility on $35.0 million of floating rate interest-bearing deposits indexed to the U.S. Federal Funds Target Rate. This interest rate swap involves the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial for a period of 7 years and does qualify for hedge accounting. Accrued interest and other assets included $1.1 million at June 30, 2013 and accrued interest and other liabilities included $0.2 million at December 31, 2012 reflecting the fair value of this cash flow hedge.

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

First Financial had $505.9 million in short-term borrowings with the FHLB at June 30, 2013 and $502.0 million as of December 31, 2012. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

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

The following is a summary of long-term debt:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$8,182	3.77%	$9,427	3.74%
National Market Repurchase Agreement	65,000	3.50%	65,000	3.50%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$73,957	3.50%	$75,202	3.49%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $159.4 million in additional qualifying debentures under these guidelines.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$887,396	$91,897	$1,373,521	$2,352,814
Special Mention	28,523	65	31,091	59,679
Substandard	24,501	5,284	72,614	102,399
Doubtful	0	0	0	0
Total	$940,420	$97,246	$1,477,226	$2,514,892

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$333,647	$50,532	$367,392	$102,737	$854,308
Nonperforming	9,369	249	2,814	496	12,928
Total	$343,016	$50,781	$370,206	$103,233	$867,236

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$803,351	$64,866	$1,307,370	$2,175,587
Special Mention	29,663	65	38,516	68,244
Substandard	28,019	8,586	71,122	107,727
Doubtful	0	0	0	0
Total	$861,033	$73,517	$1,417,008	$2,351,558

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$310,341	$56,358	$364,248	$84,490	$815,437
Nonperforming	7,869	452	3,252	496	12,069
Total	$318,210	$56,810	$367,500	$84,986	$827,506

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including nonaccrual loans, was as follows:

	As of June 30, 2013
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$723	$3	$10,551	$11,277	$929,143	$940,420	$0
Real estate - construction	0	0	1,104	1,104	96,142	97,246	0
Real estate - commercial	7,397	2,504	28,314	38,215	1,439,011	1,477,226	0
Real estate - residential	4,618	0	6,460	11,078	331,938	343,016	0
Installment	414	131	197	742	50,039	50,781	0
Home equity	1,247	524	1,520	3,291	366,915	370,206	0
Other	261	160	654	1,075	102,158	103,233	158
Total	$14,660	$3,322	$48,800	$66,782	$3,315,346	$3,382,128	$158

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,770	$832	$4,197	$6,799	$854,234	$861,033	$0
Real estate - construction	0	0	892	892	72,625	73,517	0
Real estate - commercial	2,549	1,931	27,966	32,446	1,384,562	1,417,008	0
Real estate - residential	6,071	1,463	6,113	13,647	304,563	318,210	0
Installment	280	148	344	772	56,038	56,810	0
Home equity	1,311	869	1,440	3,620	363,880	367,500	0
Other	386	168	708	1,262	83,724	84,986	212
Total	$12,367	$5,411	$41,660	$59,438	$3,119,626	$3,179,064	$212

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are placed on nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is placed on nonaccrual status. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Troubled Debt Restructurings. A loan modification is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

First Financial had 207 TDRs totaling $32.9 million at June 30, 2013, including $12.9 million on accrual status and $19.9 million classified as nonaccrual. First Financial had $2.6 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs. At June 30, 2013, the allowance for loan and lease losses included reserves of $2.9 million related to TDRs. For the three and six months ended June 30, 2013, First Financial charged off $0.3 million and $1.2 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, at June 30, 2013, approximately $5.7 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2013 and 2012.

	Three months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	4	$171	$171	2	$66	$66
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	3	659	657	8	909	901
Real estate - residential	9	596	594	2	164	166
Installment	3	17	16	0	0	0
Home equity	6	82	81	0	0	0
Total	25	$1,525	$1,519	12	$1,139	$1,133

	Six months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	10	$7,738	$7,047	10	$4,571	$4,562
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	7	2,251	2,242	14	4,749	4,718
Real estate - residential	30	1,969	1,850	2	164	166
Installment	11	154	97	0	0	0
Home equity	30	883	763	0	0	0
Total	88	$12,995	$11,999	26	$9,484	$9,446

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30, (2)		June 30, (2)
(Dollars in thousands)	2013	2012	2013	2012
Extended maturities	$268	$406	$8,068	$7,260
Adjusted interest rates	0	166	562	166
Combination of rate and maturity changes	135	468	236	563
Forbearance	0	93	0	1,236
Other (1)	1,116	0	3,133	221
Total	$1,519	$1,133	$11,999	$9,446
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions
(2) Balances are as of period end

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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	June 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Period End Balance	Number of Loans	Period End Balance
Commercial	3	$6,238	1	$984
Real estate - construction	0	0	0	0
Real estate - commercial	1	72	0	0
Real estate - residential	3	185	0	0
Installment	3	14	0	0
Home equity	3	17	0	0
Total	13	$6,526	1	$984

Impaired Loans. Loans placed on nonaccrual status and TDRs are considered impaired. The following table provides information on nonaccrual, TDRs and total impaired loans.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Impaired loans
Nonaccrual loans
Commercial	$2,904	$10,562
Real estate-construction	808	950
Real estate-commercial	30,977	31,002
Real estate-residential	5,149	5,045
Installment	153	376
Home equity	1,576	2,499
Other	496	496
Nonaccrual loans	42,063	50,930
Troubled debt restructurings
Accruing	12,924	10,856
Nonaccrual	19,948	14,111
Total troubled debt restructurings	32,872	24,967
Total impaired loans	$74,935	$75,897

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,135	$1,259	$2,257	$2,589
Interest included in income
Nonaccrual loans	70	140	142	349
Troubled debt restructurings	158	148	401	231
Total interest included in income	228	288	543	580
Net impact on interest income	$907	$971	$1,714	$2,009

Commitments outstanding to borrowers with nonaccrual loans			$2,351	$288

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2013
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$13,909	$16,034	$0	$13,976	$124	$51
Real estate - construction	750	1,052	0	557	0	0
Real estate - commercial	20,473	27,322	0	17,958	209	97
Real estate - residential	10,818	12,650	0	9,931	72	37
Installment	319	357	0	394	3	1
Home equity	2,920	3,687	0	3,138	21	10
Other	0	0	0	217	0	0

Loans with an allowance recorded
Commercial	2,194	2,716	1,076	4,030	50	5
Real estate - construction	354	624	35	1,210	7	0
Real estate - commercial	20,565	23,614	6,158	22,243	39	18
Real estate - residential	2,037	2,092	348	1,980	18	9
Installment	0	0	0	0	0	0
Home equity	100	100	2	101	0	0
Other	496	496	378	279	0	0

Total
Commercial	16,103	18,750	1,076	18,006	174	56
Real estate - construction	1,104	1,676	35	1,767	7	0
Real estate - commercial	41,038	50,936	6,158	40,201	248	115
Real estate - residential	12,855	14,742	348	11,911	90	46
Installment	319	357	0	394	3	1
Home equity	3,020	3,787	2	3,239	21	10
Other	496	496	378	496	0	0
Total	$74,935	$90,744	$7,997	$76,014	$543	$228

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$14,961	$17,269	$0	$9,337	$215
Real estate - construction	462	672	0	3,857	15
Real estate - commercial	15,782	21,578	0	15,554	277
Real estate - residential	9,222	10,817	0	8,463	81
Installment	452	556	0	452	2
Home equity	3,251	4,132	0	2,423	19
Other	326	326	0	65	0

Loans with an allowance recorded
Commercial	3,560	4,252	1,151	5,350	161
Real estate - construction	1,640	2,168	838	5,033	81
Real estate - commercial	24,014	25,684	7,155	25,499	235
Real estate - residential	1,956	2,003	290	2,278	38
Installment	0	0	0	0	0
Home equity	101	101	2	81	1
Other	170	170	92	34	0

Total
Commercial	18,521	21,521	1,151	14,687	376
Real estate - construction	2,102	2,840	838	8,890	96
Real estate - commercial	39,796	47,262	7,155	41,053	512
Real estate - residential	11,178	12,820	290	10,741	119
Installment	452	556	0	452	2
Home equity	3,352	4,233	2	2,504	20
Other	496	496	92	99	0
Total	$75,897	$89,728	$9,528	$78,426	$1,125

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

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$11,993	$15,036	$12,526	$11,317
Additions
Commercial	1,759	808	2,316	5,349
Residential	233	992	380	1,914
Total additions	1,992	1,800	2,696	7,263
Disposals
Commercial	1,641	550	1,882	1,012
Residential	357	313	651	612
Total disposals	1,998	863	2,533	1,624
Write-downs
Commercial	156	182	561	1,140
Residential	33	103	330	128
Total write-downs	189	285	891	1,268
Balance at end of period	$11,798	$15,688	$11,798	$15,688

NOTE 9:  COVERED LOANS

Loans acquired in Federal Deposit Insurance Corporation (FDIC)-assisted transactions initially covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Pursuant to the terms of each loss sharing agreement, covered loans are subject to a stated loss threshold whereby the FDIC will reimburse First Financial for 80% of losses up to the stated loss threshold and 95% of losses in excess of the threshold. First Financial will reimburse the FDIC for its pro rata share of recoveries with respect to losses for which the FDIC paid First Financial a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse First Financial for losses with respect to covered loans began with the first dollar of loss incurred.

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

The following table reflects the carrying value of all covered purchased impaired and nonimpaired covered loans:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans
Commercial	$67,718	$1,844	$69,562	$94,775	$7,351	$102,126
Real estate - construction	9,647	0	9,647	10,631	0	10,631
Real estate - commercial	382,547	6,735	389,282	458,066	7,489	465,555
Real estate - residential	90,707	0	90,707	100,694	0	100,694
Installment	6,409	648	7,057	7,911	763	8,674
Home equity	1,372	51,842	53,214	2,080	55,378	57,458
Other covered loans	0	2,796	2,796	0	2,978	2,978
Total covered loans	$558,400	$63,865	$622,265	$674,157	$73,959	$748,116

The balance of all loans accounted for under FASB ASC Topic 310-30, including all contractual principal, interest, fees and penalties, was $0.9 billion and $1.1 billion as of June 30, 2013 and December 31, 2012, respectively. These balances include $187.1 million and $220.4 million of contractual interest not yet accrued as of June 30, 2013 and December 31, 2012, respectively.

Changes in the carrying amount of accretable difference for covered purchased impaired loans were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$208,670	$313,669	$224,694	$344,410
Reclassification (to)/from nonaccretable difference	(8,459)	9,058	(708)	23,442
Accretion	(15,252)	(24,025)	(33,199)	(49,944)
Other net activity (1)	(11,039)	(15,406)	(16,867)	(34,612)
Balance at end of period	$173,920	$283,296	$173,920	$283,296
 (1) Includes the impact of loan repayments and charge-offs

First Financial regularly reviews its forecast of expected cash flows for covered purchased impaired loans. During the second quarter, the Company implemented certain enhancements to its valuation methodology and the estimation of impairment to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows. These enhancements contributed to a net reclassification from accretable difference to nonaccretable difference of $8.5 million and resulted in lower yields on certain loan pools during the quarter.  Conversely, First Financial recognized a $9.1 million reclassification from nonaccretable difference to accretable difference and higher yields on certain loan pools during the second quarter of 2012 related to improvement in the cash flow expectations for certain loan pools. For the six months ended June 30, 2013, the Company recognized a net reclassification of $0.7 million from accretable difference to nonaccretable difference as a result of the enhancements made during the second quarter. For the six months ended June 30, 2012, the Company recognized a net reclassification of $23.4 million from nonaccretable difference to accretable difference. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 10 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 8 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$33,317	$1,714	$200,641	$235,672
Special Mention	9,716	0	45,491	55,207
Substandard	25,679	7,933	143,150	176,762
Doubtful	850	0	0	850
Total	$69,562	$9,647	$389,282	$468,491

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$90,707	$7,054	$50,640	$2,787	$151,188
Nonperforming	0	3	2,574	9	2,586
Total	$90,707	$7,057	$53,214	$2,796	$153,774

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$48,213	$2,304	$213,143	$263,660
Special Mention	16,293	7	70,894	87,194
Substandard	35,596	8,320	181,345	225,261
Doubtful	2,024	0	173	2,197
Total	$102,126	$10,631	$465,555	$578,312

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$100,694	$8,674	$53,231	$2,967	$165,566
Nonperforming	0	0	4,227	11	4,238
Total	$100,694	$8,674	$57,458	$2,978	$169,804

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$136	$0	$469	$605	$1,239	$1,844	$0
Real estate - commercial	506	0	1,331	1,837	4,898	6,735	0
Installment	0	0	6	6	642	648	0
Home equity	826	0	2,062	2,888	48,954	51,842	0
All other	61	0	33	94	2,702	2,796	24
Total	$1,529	$0	$3,901	$5,430	$58,435	$63,865	$24

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$351	$148	$3,781	$4,280	$3,071	$7,351	$0
Real estate - commercial	138	1,149	2,201	3,488	4,001	7,489	0
Installment	0	0	0	0	763	763	0
Home equity	286	296	3,697	4,279	51,099	55,378	0
All other	19	26	42	87	2,891	2,978	31
Total	$794	$1,619	$9,721	$12,134	$61,825	$73,959	$31

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

Information on covered nonaccrual loans was as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Impaired loans
Nonaccrual loans
Commercial	$449	$4,498
Real estate-commercial	1,413	2,986
Installment	3	0
Home equity	2,574	4,227
All other	9	11
Nonaccrual loans	4,448	11,722
Troubled debt restructurings
Accruing	365	0
Nonaccrual	323	0
Total troubled debt restructurings	688	0
Total impaired loans	$5,136	$11,722

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$115	$150	$253	$358
Interest included in income
Nonaccrual loans	6	13	13	61
Troubled debt restructurings	4	0	4	0
Total interest included in income	10	13	17	61
Net impact on interest income	$105	$137	$236	$297

Impaired Loans. Covered loans placed in nonaccrual status, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2013
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$449	$2,468	$0	$2,348	$5	$2
Real estate - commercial	1,413	2,827	0	1,894	2	1
Installment	3	3	0	1	0	0
Home equity	2,574	3,784	0	2,972	6	3
All other	9	9	0	11	0	0
Total	$4,448	$9,091	$0	$7,226	$13	$6

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$4,498	$4,660	$0	$4,526	$62
Real estate - commercial	2,986	3,216	0	2,153	18
Home equity	4,227	5,260	0	2,006	5
All other	11	11	0	13	0
Total	$11,722	$13,147	$0	$8,698	$85

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

Changes in covered OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$29,345	$41,489	$28,862	$44,818
Additions
Commercial	6,029	2,349	12,491	5,099
Residential	161	62	377	2,686
Total additions	6,190	2,411	12,868	7,785
Disposals
Commercial	12,027	13,554	16,648	18,559
Residential	470	1,811	814	2,354
Total disposals	12,497	15,365	17,462	20,913
Write-downs
Commercial	557	2,332	1,682	5,416
Residential	6	795	111	866
Total write-downs	563	3,127	1,793	6,282
Balance at end of period	$22,475	$25,408	$22,475	$25,408

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

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first six months of 2013, however certain modifications were made to the estimation process in the third quarter of 2012 to place greater emphasis on quantitative factors such as historical loan losses and less emphasis on qualitative factors. This resulted in a shift in the allocation of the allowance between certain consumer and commercial loan types but had no significant impact on the total allowance for loan and lease losses at June 30, 2013.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses for the previous five quarters are presented in the table that follows:

	Three Months Ended					Six months ended
	2013		2012			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2013	2012
Balance at beginning of period	$48,306	$47,777	$49,192	$50,952	$49,437	$47,777	$52,576
Provision for loan and lease losses	2,409	3,041	3,882	3,613	8,364	5,450	11,622
Loans charged off	(4,194)	(3,210)	(5,548)	(5,804)	(7,138)	(7,404)	(13,960)
Recoveries	526	698	251	431	289	1,224	714
Balance at end of period	$47,047	$48,306	$47,777	$49,192	$50,952	$47,047	$50,952
Allowance for loan and lease losses to total ending loans	1.39%	1.49%	1.50%	1.60%	1.69%	1.39%	1.69%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Six Months Ended June 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	2,144	(1,655)	2,934	613	(136)	1,013	537	5,450
Gross charge-offs	1,640	0	3,039	549	197	1,292	687	7,404
Recoveries	386	136	96	9	187	277	133	1,224
Total net charge-offs	1,254	(136)	2,943	540	10	1,015	554	6,180
Ending allowance for loan and lease losses	$8,816	$1,749	$24,142	$3,672	$376	$5,171	$3,121	$47,047
Ending allowance on loans individually evaluated for impairment	$1,076	$35	$6,158	$348	$0	$2	$378	$7,997
Ending allowance on loans collectively evaluated for impairment	7,740	1,714	17,984	3,324	376	5,169	2,743	39,050
Ending allowance for loan and lease losses	$8,816	$1,749	$24,142	$3,672	$376	$5,171	$3,121	$47,047
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$14,450	$1,104	$35,082	$3,652	$0	$517	$496	$55,301
Ending balance of loans collectively evaluated for impairment	925,970	96,142	1,442,144	339,364	50,781	369,689	102,737	3,326,827
Total loans - excluding covered loans	$940,420	$97,246	$1,477,226	$343,016	$50,781	$370,206	$103,233	$3,382,128

	Twelve Months Ended December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	1,556	1,528	16,670	346	(883)	(2,032)	1,932	19,117
Gross charge-offs	4,312	2,684	11,012	1,814	577	3,661	1,252	25,312
Recoveries	393	0	265	73	323	115	227	1,396
Total net charge-offs	3,919	2,684	10,747	1,741	254	3,546	1,025	23,916
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Ending allowance on loans individually evaluated for impairment	$1,151	$838	$7,155	$290	$0	$2	$92	$9,528
Ending allowance on loans collectively evaluated for impairment	6,775	2,430	16,996	3,309	522	5,171	3,046	38,249
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$16,661	$2,076	$35,422	$2,604	$0	$101	$496	$57,360
Ending balance of loans collectively evaluated for impairment	844,372	71,441	1,381,586	315,606	56,810	367,399	84,490	3,121,704
Total loans - excluding covered loans	$861,033	$73,517	$1,417,008	$318,210	$56,810	$367,500	$84,986	$3,179,064

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

During the second quarter, the Company implemented certain enhancements to its valuation methodology and the estimation of impairment to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows. The Company recognized negative provision expense, or impairment recapture, of $8.3 million and realized net charge-offs of $4.3 million during the quarter, resulting in an allowance for covered loan losses of $33.0 million as of June 30, 2013. First Financial recognized provision expense on covered loans of $0.8 million and realized net charge-offs of $13.0 million for the first six months of 2013. For the second quarter of 2012, First Financial recognized provision expense on covered loans of $6.0 million related to net charge-offs of $3.9 million during the period.  Likewise, for the first six months of 2012, the Company recognized provision expense on covered loans of $19.0 million and net charge-offs of $13.5 million.

Additionally, the Company recognized loss sharing expenses of $1.6 million and $3.1 million for the second quarter of 2013 and 2012, respectively, primarily related to attorney fees, appraisal costs and delinquent taxes during the periods. The Company also recognized gains on sales of covered OREO of $2.2 million for the second quarter of 2013 and losses on covered OREO of $1.2 million for the second quarter of 2012. The payable due to the FDIC under loss sharing agreements, related to covered loan provision expenses, gains/losses on covered OREO and loss sharing expenses, of $7.4 million was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset during the second quarter of 2013. The receivable due from the FDIC under loss sharing agreements of $8.3 million for the second quarter of 2012, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset. On a year-to-date basis, First Financial recognized loss sharing expenses of $3.9 million and $4.8 million for 2013 and 2012 respectively. Similarly, on a year-to-date basis, the Company recognized gains on covered OREO of $2.4 million for 2013 and losses on covered OREO of $2.5 million for 2012. The receivable due from the FDIC under loss sharing agreements related to covered loan provision expenses, gains/losses on covered OREO and loss sharing expenses of $1.6 million for the first six months of 2013 and $21.1 million for the comparable period in 2012, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	June 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$14,259	$16,195	$2,263	$244	$32,961
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$14,259	$16,195	$2,263	$244	$32,961

	December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,136	$22,918	$2,599	$537	$45,190
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,136	$22,918	$2,599	$537	$45,190

Changes in the allowance for loan and lease losses on covered loans for the previous five quarters were as follows:

	Three Months Ended					Six months ended
	2013		2012			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2013	2012
Balance at beginning of period	$45,496	$45,190	$48,895	$48,327	$46,156	$45,190	$42,835
Provision for loan and lease losses	(8,283)	9,042	5,283	6,622	6,047	759	18,998
Loans charged-off	(4,681)	(9,684)	(9,568)	(9,058)	(5,163)	(14,365)	(15,281)
Recoveries	429	948	580	3,004	1,287	1,377	1,775
Balance at end of period	$32,961	$45,496	$45,190	$48,895	$48,327	$32,961	$48,327

NOTE 11:  INCOME TAXES

For the second quarter 2013, income tax expense was $6.5 million, resulting in an effective tax rate of 29.0%, compared with income tax expense of $8.7 million and an effective tax rate of 32.8% for the comparable period in 2012. For the first six months of 2013, income tax expense was $12.8 million, resulting in an effective tax rate of 30.2%, compared with income tax expense of $18.3 million and an effective tax rate of 34.5% for the comparable period in 2012. The declines in the effective tax rates for the second quarter 2013 and the six months ended June 30, 2013, as compared to the same periods in 2012, were primarily the result of higher income earned on tax-exempt investment securities, favorable tax reversals related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and an adjustment to deferred tax liabilities relating to a favorable change in state tax laws.

At June 30, 2013, and December 31, 2012, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due.  These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Provision for tax reserves, if any, is included in income tax expense in the Consolidated Financial Statements. Management determined that no reserve for income tax-related uncertainties was necessary as of June 30, 2013 and December 31, 2012.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2013 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2012.

During the second quarter 2013, First Financial re-measured the Company's pension assets and liabilities, and recognized $4.3 million of pension settlement charges, as a result of the year-to-date level of lump sum distributions from the Company's pension plan. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. These pension settlement charges were a result of employee-related actions, including staff retirements as well as recent efficiency initiatives, and the resulting lump sum distributions from the plan.

Primarily as a result of the pension plan re-measurement and pension settlement charges during the second quarter, First Financial recorded $17.4 million of pre-tax adjustments to other comprehensive income related to changes in the values of the Company's pension assets and pension obligations for the six months ended June 30, 2013. As a result of the plan’s updated actuarial projections for 2013 as well as the previously mentioned settlement charges, First Financial recorded expenses related to its pension plan of $4.2 million for the six months ended June 30, 2013, compared to income of $0.3 million for the same period in 2012. Similarly, First Financial recorded pension plan expenses of $4.2 million in the second quarter of 2013 compared to pension plan income of $0.1 million in the second quarter of 2012.

As First Financial has exceeded the annual accounting threshold for lump sum distributions, the Company will recognize a proportionate share of any further lump sum distributions from its pension plan as additional pension settlement charges through the remainder of 2013. The accounting threshold for lump sum distributions will reset at the beginning of 2014.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$898	$833	$1,873	$1,665
Interest cost	567	690	1,186	1,380
Expected return on assets	(2,230)	(2,235)	(4,524)	(4,470)
Amortization of prior service cost	(107)	(105)	(212)	(210)
Net actuarial loss	726	675	1,546	1,350
Settlement charge	4,316	0	4,316	0
Net periodic benefit cost (income)	$4,170	$(142)	$4,185	$(285)

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

Covered loans. Fair values for covered loans accounted for under FASB ASC Topic 310-30 are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These covered loans are grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2013
Financial assets
Cash and short-term investments	$117,416	$117,416	$117,416	$0	$0
Investment securities held-to-maturity	670,246	664,398	0	664,398	0
Other investments	75,645	75,645	0	75,645	0
Loans held for sale	18,650	18,650	0	18,650	0
Loans - excluding covered loans	3,335,081	3,341,766	0	0	3,341,766
Covered loans	589,304	597,231	0	0	597,231
FDIC indemnification asset	88,966	79,518	0	0	79,518

Financial liabilities
Deposits
Noninterest-bearing	$1,059,368	$1,059,368	$0	$1,059,368	$0
Interest-bearing demand	1,131,466	1,131,466	0	1,131,466	0
Savings	1,601,122	1,601,122	0	1,601,122	0
Time	978,680	976,084	0	976,084	0
Total deposits	4,770,636	4,768,040	0	4,768,040	0
Short-term borrowings	619,930	619,930	619,930	0	0
Long-term debt	73,957	76,491	0	76,491	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2012
Financial assets
Cash and short-term investments	$158,843	$158,843	$158,843	$0	$0
Investment securities held-to-maturity	770,755	778,474	0	778,474	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	16,256	16,256	0	16,256	0
Loans - excluding covered loans	3,131,287	3,145,120	0	0	3,145,120
Covered loans	702,926	713,797	0	0	713,797
FDIC indemnification asset	119,607	106,380	0	0	106,380

Financial liabilities
Deposits
Noninterest-bearing	$1,102,774	$1,102,774	$0	$1,102,774	$0
Interest-bearing demand	1,160,815	1,160,815	0	1,160,815	0
Savings	1,623,614	1,623,614	0	1,623,614	0
Time	1,068,637	1,072,201	0	1,072,201	0
Total deposits	4,955,840	4,959,404	0	4,959,404	0
Short-term borrowings	624,570	624,570	624,570	0	0
Long-term debt	75,202	78,941	0	78,941	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
June 30, 2013
Assets
Derivatives	$0	$15,497	$0	$(15,497)	$0
Available-for-sale investment securities	189	884,505	0	0	884,694
Total	$189	$900,002	$0	$(15,497)	$884,694

Liabilities
Derivatives	$0	$16,669	$0	$(15,497)	$1,172

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
December 31, 2012
Assets
Derivatives	$0	$24,135	$0	$(24,135)	$0
Available-for-sale investment securities	144	1,031,952	0	0	1,032,096
Total	$144	$1,056,087	$0	$(24,135)	$1,032,096

Liabilities
Derivatives	$0	$26,652	$0	$(24,135)	$2,517

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

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2013
Assets
Impaired loans (1)	$0	$0	$14,600
OREO	0	0	6,396
Covered OREO	0	0	8,706

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2012
Assets
Impaired loans (1)	$0	$0	$19,564
OREO	0	0	5,651
Covered OREO	0	0	14,059

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

NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	June 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(28,256)	$1,724	$(29,980)	$11,413	$(18,567)	$12,802	$(18,567)	$(5,765)
Unrealized gain (loss) on derivatives	1,177	(134)	1,311	(495)	816	(143)	816	673
Retirement obligation	11,719	(5,650)	17,369	(6,559)	10,810	(31,338)	10,810	(20,528)
Foreign currency translation	(27)	0	(27)	0	(27)	2	(27)	(25)
Total	$(15,387)	$(4,060)	$(11,327)	$4,359	$(6,968)	$(18,677)	$(6,968)	$(25,645)

	June 30, 2012
	Total other comprehensive income			Total accumulated other comprehensive income
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$4,171	$(1,575)	$2,596	$12,669	$2,596	$15,265
Retirement obligation	1,140	(430)	710	(34,136)	710	(33,426)
Foreign currency translation	12	0	12	(23)	12	(11)
Total	$5,323	$(2,005)	$3,318	$(21,490)	$3,318	$(18,172)

The following table details the activity reclassified from accumulated other comprehensive income into income during the period:

	June 30, 2013
(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (1)	Affected Line Item in the Consolidated Statements of Income
Gains and loss on cash flow hedges
Interest rate contracts	$(134)	Interest expense - deposits

Realized gains and losses on securities available-for-sale	1,724	Gains on sales of investments securities

Defined benefit pension plan
Amortization of prior service cost	212	(2)
Recognized net actuarial loss	(1,546)	(2)
Pension settlement charges	(4,316)	Pension settlement charges
Amortization and settlement charges of defined benefit pension items	(5,650)

Total reclassifications for the period, before tax	$(4,060)

(1) Negative amount are debits to profit/loss.
(2) Included in the computation of net periodic pension cost (see employee benefit footnote for additional details).

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Numerator
Net income available to common shareholders	$15,829	$17,802	$29,653	$34,796

Denominator
Basic earnings per common share - weighted average shares	57,291,994	57,933,281	57,365,105	57,864,269
Effect of dilutive securities —
Employee stock awards	735,440	915,301	739,927	936,550
Warrants	100,915	109,697	101,471	120,870
Diluted earnings per common share - adjusted weighted average shares	58,128,349	58,958,279	58,206,503	58,921,689

Earnings per share available to common shareholders
Basic	$0.28	$0.31	$0.52	$0.60
Diluted	$0.27	$0.30	$0.51	$0.59

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of June 30, 2013 and 2012. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.20 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 654,616 and 737,228 at June 30, 2013 and 2012, respectively.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of June 30, 2013 First Financial, through its subsidiaries, operated primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 110 banking centers and 139 ATMs. First Financial conducts three primary activities through its bank subsidiary: commercial banking, retail banking and wealth management.  First Financial Bank provides credit-based products, deposit accounts, corporate cash management support and other services to commercial and retail clients.  Additionally, the Bank provides franchise lending products, primarily equipment and leasehold improvement financing, for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

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

Covered assets represent approximately 10% of First Financial’s total assets at June 30, 2013.

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

OVERVIEW OF OPERATIONS

Second quarter 2013 net income was $15.8 million and earnings per diluted common share were $0.27. This compares with second quarter 2012 net income of $17.8 million and earnings per diluted common share of $0.30.

For the six months ended June 30, 2013, net income was $29.7 million, and earnings per diluted common share were $0.51.  This compares with net income of $34.8 million and earnings per diluted common share of $0.59 for the first six months of 2012.

Return on average assets for the second quarter of 2013 was 1.01% compared to 1.13% for the comparable period in 2012.  Return on average shareholders’ equity for the second quarter of 2013 was 9.02% compared to 9.98% for the comparable period in 2012.

Return on average assets for the six months ended June 30, 2013 was 0.94% compared to 1.09% for the same period in 2012. Return on average shareholders' equity was 8.47% and 9.83% for the same periods in 2013 and 2012, respectively.

A discussion of First Financial's results of operations for the three and six months ended June 30, 2013 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net interest income	$58,078	$64,830	$116,744	$131,519
Tax equivalent adjustment	514	216	991	434
Net interest income - tax equivalent	$58,592	$65,046	$117,735	$131,953

Average earning assets	$5,791,715	$5,813,267	$5,839,497	$5,881,709

Net interest margin (1)	4.02%	4.49%	4.03%	4.50%
Net interest margin (fully tax equivalent) (1)	4.06%	4.50%	4.07%	4.51%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2013 was $58.1 million, declining $6.8 million or 10.4% from second quarter 2012 net interest income of $64.8 million. Net interest income on a fully tax-equivalent basis for the second quarter 2013 was $58.6 million as compared to $65.0 million for the second quarter 2012. Net interest margin was 4.02% for the second quarter 2013 as compared to 4.49% for the second quarter 2012.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets as well as the current low interest rate environment for loans and investment securities.

The decline in net interest income in the second quarter 2013 as compared to the second quarter 2012 was the result of a $9.6 million or 13.4% decline in total interest income, partially offset by a $2.9 million or 40.2% decline in total interest expense. The decline in total interest income resulted from a decline in interest income and fees earned on loans, primarily as a result of continued amortization and paydowns in the Company's high-yielding covered loan portfolio, as well as lower interest income earned on the investment portfolio due to the current low rate environment.

Contributing to the lower interest income earned on loans, and a related decline in net interest margin, was a $296.3 million or 31.2% decline in the average balance of covered loans as compared to the second quarter 2012. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities. The decline in covered loan balances was partially offset by growth in lower yielding assets as average uncovered loan balances increased $318.3 million or 10.7% from the second quarter of 2012.

While average uncovered loan balances increased from the second quarter 2012 as a result of strong new loan origination activity in recent periods, payoff activity has also been elevated. As a result of the low interest rate environment and heightened competition, recent loan originations have been recorded at yields significantly lower than the yields on loans that paid off during the same period, muting the impact of increased balances on interest income earned and net interest margin.

The decline in total interest income was also due to lower interest income earned on investment securities. While the average balance of investment securities decreased modestly in the second quarter 2013 as compared to the second quarter 2012, the average yield on investment securities declined 38 basis points, to 2.08% in the second quarter 2013 from 2.46% in the second quarter 2012. The lower yields on investment securities are primarily related to elevated prepayment activity on higher yielding mortgage-backed securities (MBS) and lower reinvestment rates in recent periods.

Interest expense and net interest margin continued to benefit from the impact of the Company's deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined $417.2 million or 9.9% and the cost of funds related to these deposits decreased 26 basis points to 35 basis points for the second quarter 2013 compared to 61 basis points for the comparable quarter in 2012. However, interest expense and net interest margin were also impacted by a $410.2 million increase in the average balance of short-term borrowings for the second quarter 2013 as compared with the comparable quarter in 2012. Short-term borrowings, which are utilized to manage the Company's normal liquidity needs, increased as a result of loan demand as well as deposit rationalization, banking center consolidation and investment portfolio strategies during 2012 and 2013.

For the six month period ended June 30, 2013, net interest income was $116.7 million, a decline of $14.8 million, from $131.5 million for the comparable period in 2012. Net interest income on a fully tax-equivalent basis for the period ended June 30, 2013, was $117.7 million as compared to $132.0 million for the comparable period in 2012. Similar to the quarterly year-over-year items discussed above, these declines were primarily related to lower covered loan balances, a reduced yield on the FDIC indemnification asset and declining yields on recent loan originations.

Net interest margin for the six month period ended June 30, 2013 declined 47 bps to 4.03% from 4.50% for the comparable period in 2012.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to Date Averages
	June 30, 2013		March 31, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments:
Investment securities	$1,705,219	2.08%	$1,838,783	1.98%	$1,713,503	2.46%	$1,771,632	2.03%	$1,689,073	2.53%
Interest-bearing deposits with other banks	13,890	0.32%	3,056	0.53%	4,454	0.18%	8,503	0.36%	65,392	0.28%
Gross loans (1)	4,072,606	5.26%	4,045,971	5.47%	4,095,310	6.02%	4,059,362	5.37%	4,127,244	6.15%
Total earning assets	5,791,715	4.32%	5,887,810	4.37%	5,813,267	4.96%	5,839,497	4.35%	5,881,709	5.04%

Nonearning assets
Allowance for loan and lease losses	(92,033)		(95,512)		(98,317)		(93,763)		(99,491)
Cash and due from banks	119,909		111,599		121,114		115,777		122,374
Accrued interest and other assets	491,011		487,152		498,909		489,093		502,360
Total assets	$6,310,602		$6,391,049		$6,334,973		$6,350,604		$6,406,952

Interest-bearing liabilities
Deposits:
Interest-bearing demand	$1,141,767	0.09%	$1,112,664	0.12%	$1,192,868	0.11%	$1,127,296	0.10%	$1,239,032	0.12%
Savings	1,639,834	0.10%	1,618,239	0.10%	1,610,411	0.12%	1,629,096	0.10%	1,646,459	0.13%
Time	1,011,290	1.04%	1,054,499	1.20%	1,406,800	1.60%	1,032,775	1.12%	1,492,124	1.66%
Total interest-bearing deposits	3,792,891	0.35%	3,785,402	0.41%	4,210,079	0.61%	3,789,167	0.38%	4,377,615	0.65%
Borrowed fund:
Short-term borrowings	569,929	0.21%	660,587	0.20%	159,681	0.09%	615,008	0.21%	122,786	0.08%
Long-term debt	74,129	3.54%	74,740	3.55%	75,314	3.59%	74,433	3.54%	75,667	3.61%
Total borrowed funds	644,058	0.60%	735,327	0.54%	234,995	1.22%	689,441	0.57%	198,453	1.43%
Total interest-bearing liabilities	4,436,949	0.38%	4,520,729	0.43%	4,445,074	0.64%	4,478,608	0.41%	4,576,068	0.68%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,063,102		1,049,943		1,044,405		1,056,559		987,876
Other liabilities	106,747		111,515		128,383		109,118		131,179
Shareholders' equity	703,804		708,862		717,111		706,319		711,829
Total liabilities and shareholders' equity	$6,310,602		$6,391,049		$6,334,973		$6,350,604		$6,406,952

Net interest income	$58,078		$58,666		$64,830		$116,744		$131,519

Net interest spread		3.94%		3.94%		4.32%		3.94%		4.36%
Contribution of noninterest-bearing sources of funds		0.08%		0.10%		0.17%		0.09%		0.14%
Net interest margin (2)		4.02%		4.04%		4.49%		4.03%		4.50%

(1)	Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the Three Months Ended June 30, 2013
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$488	$(589)	$(101)	$(1,602)	$(43)	$(1,645)
Other earning assets	(2)	9	7	2	7	9
Gross loans (1)	(2,027)	933	(1,094)	(7,668)	(298)	(7,966)
Total earning assets	(1,541)	353	(1,188)	(9,268)	(334)	(9,602)
Interest-bearing liabilities
Total interest-bearing deposits	$(619)	$43	$(576)	$(2,736)	$(361)	$(3,097)
Borrowed funds
Short-term borrowings	21	(45)	(24)	48	220	268
Federal Home Loan Bank long-term debt	(2)	2	0	(11)	(10)	(21)
Total borrowed funds	19	(43)	(24)	37	210	247
Total interest-bearing liabilities	(600)	0	(600)	(2,699)	(151)	(2,850)
Net interest income	$(941)	$353	$(588)	$(6,569)	$(183)	$(6,752)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the Six Months Ended June 30, 2013
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(4,170)	$830	$(3,340)
Other earning assets	24	(100)	(76)
Gross loans (1)	(15,968)	(1,806)	(17,774)
Total earning assets	(20,114)	(1,076)	(21,190)
Interest-bearing liabilities
Total interest-bearing deposits	$(5,844)	$(1,109)	$(6,953)
Borrowed funds
Short-term borrowings	78	507	585
Federal Home Loan Bank long-term debt	(25)	(22)	(47)
Total borrowed funds	53	485	538
Total interest-bearing liabilities	(5,791)	(624)	(6,415)
Net interest income	$(14,323)	$(452)	$(14,775)
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2013 noninterest income was $11.6 million, a $21.9 million or 65.4% decrease from noninterest income of $33.5 million in the second quarter 2012.  The decline in noninterest income from the comparable quarter in 2012 was due primarily to a $15.7 million decline in FDIC loss sharing income, a $1.8 million decline in accelerated discount on covered loans and a $5.1 million decline in other noninterest income. These declines were partially offset by a $0.6 million increase in bankcard income in the second quarter 2013 from the comparable quarter in 2012.

When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses are referred to as FDIC loss sharing income and are recorded as noninterest income.

The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets.

Lower FDIC loss sharing income during the second quarter 2013 was primarily the result of a decline in the Company's allowance for loan and lease losses on covered loans during the period reflecting lower estimated impairment on covered loans and lower loss reimbursements expected to be received from the FDIC as a result.

Accelerated discount is recognized when covered loans, which are recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. Lower income from the accelerated discount on covered loans during the second quarter 2013 was related to declines in both the volume and size of covered loans prepaying during the period as well as declines in the size of the remaining discounts on these loans at the time of prepayment.

The decrease in other noninterest income was primarily related to a $5.0 million litigation settlement received by the Bank in the second quarter 2012.

Noninterest income for the six months ended June 30, 2013 was $38.3 million, a $27.2 million or 41.5% decrease from noninterest income of $65.5 million for the six months ended June 30, 2012.  The decline in noninterest income from the comparable period in 2012 was due primarily to a $19.5 million decline in FDIC loss sharing income, a $3.5 million decline in accelerated discount on covered loans and a $5.9 million decline in other noninterest income primarily related to the previously mentioned $5.0 million litigation settlement received in the second quarter of 2012. These declines were partially offset by $1.7 million of gains on sales of investment securities during 2013.

NONINTEREST EXPENSE

Second quarter 2013 noninterest expense was $53.3 million compared with $57.5 million in the second quarter of 2012. The $4.2 million or 7.3% decrease from the comparable quarter in 2012 was primarily attributable to a $2.8 million decline in salaries and benefits expense, a $3.5 million decline in losses recorded on both covered and uncovered OREO, a $0.4 million decline in professional services expense, a $1.5 million decline in loss sharing expenses and a $0.7 million decline in other noninterest expense. These declines were partially offset by increases of $0.4 million in net occupancy expenses, $0.5 million in data processing expenses and $4.3 million of pension settlement charges.

The decline in salaries and benefits expenses was primarily attributable to staffing reductions and branch consolidations throughout 2012 and into 2013. The Company recognized net gains on covered OREO of $2.2 million during the quarter, which were partially offset by losses on uncovered OREO of $0.2 million during the quarter. Gains or losses on OREO are generally the result of declines in the estimated fair value of, and gains or losses on final disposition of, OREO properties during the period. Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs incurred on covered assets. Losses on covered OREO and loss sharing expenses are partially reimbursed by the FDIC.

First Financial views the combination of provision expense on covered loans, gains or losses on covered OREO and loss sharing expense, net of the related reimbursements due under loss sharing agreements recorded as FDIC loss sharing income, as the total net credit costs associated with covered assets during the period. For additional discussion of the credit costs associated with covered assets, see "Allowance for loan and lease losses - covered loans."

The decline in other noninterest expenses was primarily due to $0.5 million of accelerated amortization expense recognized in the second quarter 2012 related to intangible assets associated with the disposal of certain acquired branches.

Higher net occupancy expenses during the second quarter of 2013 were primarily attributable to $0.3 million of additional costs associated with facilities that the Company began utilizing during 2012. The increase in data processing expense was due to software and system implementations, including new internet and mobile banking platforms introduced in late 2012.

During the second quarter 2013, First Financial recognized $4.3 million of pension settlement charges as a result of the year to date level of lump sum distributions from the Company's pension plan. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. First Financial incurred these pension settlement charges as a result of employee-related actions, including staff retirements as well as recent efficiency initiatives, and the resulting lump sum distributions from the plan. As First Financial has exceeded the annual accounting threshold for lump sum distributions, the Company will recognize a proportionate share of any further lump sum distributions from its pension plan as additional pension settlement charges through the remainder of 2013. The accounting threshold for lump sum distributions will reset at the beginning of 2014.

During the third quarter 2012, First Financial completed a comprehensive efficiency study across all business lines and support functions. As a result, the Company identified approximately $17.1 million of annualized cost savings impacting several expense categories. In the second quarter 2013, the Company incurred certain pre-tax expenses resulting from its efficiency initiative and other staffing-related changes of $1.5 million. Approximately $0.5 million was related to employee benefit expenses associated with staffing reductions and $1.0 million was related to real estate expenses associated with previously announced banking center consolidation and closure plans. Realization of the identified cost savings began during the fourth quarter 2012, and the Company recognized annualized net savings of approximately $15.0 million through the end of the second quarter 2013 as one-time costs associated with implementing the efficiency plan offset estimated expense reductions. Ultimately, the achievement of these cost savings will be contingent upon management's ability to successfully implement the efficiency plan while managing external factors, such as regulatory changes and a dynamic business environment, without impacting service levels throughout the Company and to our customers.

Noninterest expense for the six months ended June 30, 2013 was $106.4 million compared with $113.2 million in the six months ended June 30, 2012. The $6.8 million or 6.0% decrease from the comparable period in 2012 was primarily attributable to a $4.4 million decline in salaries and benefits expense as a result of staffing reductions and branch consolidations throughout 2012 and into 2013, a $5.5 million decline in losses recorded on both covered and uncovered OREO as the Company recorded gains of $2.4 million on covered OREO in 2013, a $0.7 million decline in professional services expense, a $1.0 million decline in loss sharing expenses and a $1.2 million decline in other noninterest expense. These declines were partially offset by increases of $1.1 million in net occupancy expenses associated with facilities that the Company began utilizing during 2012, $1.1 million in data processing expenses related to software and system implementations, including new internet and mobile banking platforms introduced in late 2012 and $4.3 million of pension settlement charges.

INCOME TAXES

Income tax expense was $6.5 million and $8.7 million for the second quarters of 2013 and 2012, respectively. The effective tax rates for the second quarters of 2013 and 2012 were 29.0% and 32.8%, respectively. Income tax expense for the six months ended June 30, 2013 and 2012 was $12.8 million and $18.3 million, respectively. The year-to-date effective tax rate through June 30, 2013 was 30.2% compared to 34.5% for the comparable period in 2012.

The declines in the effective tax rates for the second quarter 2013 and the six months ended June 30, 2013, as compared to the same periods in 2012, were primarily the result of higher income earned on tax-exempt investment securities, favorable tax reversals related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and an adjustment to deferred tax liabilities relating to a favorable change in state tax laws. The Company anticipates this will be the last meaningful adjustment related to the resolution of the former Irwin subsidiary and that a normalized effective tax rate in future periods is estimated to be 34.5%.

LOANS - EXCLUDING COVERED LOANS

Loans, excluding covered loans and loans held for sale, totaled $3.4 billion as of June 30, 2013, increasing $203.1 million, or 12.9% on an annualized basis, compared to December 31, 2012.  The increase in loan balances from December 31, 2012 was primarily related to a $79.4 million increase in commercial loans and a $60.2 million increase in commercial real estate loans, with contributions also coming from residential mortgage, construction lending and lease financing, which increased $24.8 million, $23.7 million and $19.2 million, respectively.

Second quarter 2013 average loans, excluding covered loans and loans held for sale, increased $318.3 million or 10.7% from the second quarter of 2012.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of a $165.8 million increase in commercial real estate loans, a $76.3 million increase in commercial loans, a $44.3 million increase in residential real estate loans and a $39.0 million increase in lease financing, partially offset by decreases of$10.5 million and $5.3 million in installment and real estate construction loans, respectively.

LOANS - COVERED

Covered loans continued to decline during the quarter, totaling $622.3 million at June 30, 2013, a $125.9 million or 16.8% decline compared to December 31, 2012.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

INVESTMENTS

First Financial's investment portfolio totaled $1.6 billion or 26.0% of total assets at June 30, 2013, compared with $1.9 billion or 28.8% of total assets at December 31, 2012.  Securities available-for-sale at June 30, 2013, totaled $884.7 million, compared with $1.0 billion at December 31, 2012, while held-to-maturity securities totaled $670.2 million at June 30, 2013 compared to $770.8 million at December 31, 2012.

The investment portfolio decreased $243.8 million, or 13.0%, during the first six months of 2013 as $109.6 million of purchases were offset by amortizations and paydowns in the portfolio, driven partially by continued elevated prepayment activity. The Company also sold of $90.3 million of agency MBSs and collateralized mortgage obligations (CMOs) during the year in order to enhance liquidity and reduce prepayment and premium risks, resulting in a gain of $1.7 million. The overall duration of the investment portfolio increased to 4.0 years as of June 30, 2013 from 2.8 years as of December 31, 2012 primarily due to rising long-term interest rates, which are impactful to mortgage related assets and the primary driver of extension risk.

First Financial had previously implemented a strategy during 2012 to pre-fund the next twelve months of estimated securities portfolio with short-term borrowings. The Company began to unwind this strategy late in the first quarter of 2013 by slowing the pace of reinvestment in the securities portfolio in order to balance loan demand and deposit outflows. This strategy continued through the second quarter of 2013 as a result of sustained loan demand and as part of the Company's strategies to manage the potential impact of rising long-term interest rates on balance sheet sensitivity and capital. First Financial routinely monitors these components of interest rate risk and could accelerate the decline in the size of the securities portfolio in future periods.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $5.8 million unrealized after-tax loss on the investment portfolio at June 30, 2013, which declined $18.6 million from a $12.8 million unrealized after-tax gain at December 31, 2012. The declines in value of the Company's investment portfolio at June 30, 2013 is primarily due to rising interest rates during 2013.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2013 were $4.8 billion, a decrease of $185.2 million or 3.7% compared to December 31, 2012.  The decrease in total deposits at June 30, 2013 as compared to December 31, 2012 was driven by a $90.0 million or 8.4% decline in total time deposits as well as a $95.2 million or 2.5% decline in total non-time deposit balances. The decline in time deposit balances was primarily the result of lower consumer balances stemming from the Company's continued efforts to manage deposit funding costs, as well as declines in certain public fund deposits. The decline in non-time deposit balances was driven primarily by a $64.7 million decrease in public fund balances.

Year-to-date average deposits declined to $4.8 billion at June 30, 2013 from $5.4 billion at June 30, 2012 primarily due to decreases in average interest-bearing demand deposits of $111.7 million and average time deposits of $459.3 million, partially offset by an increase in noninterest-bearing deposits of $68.7 million. The year-over-year decline in average time deposits was a result of the Company's continued efforts to reduce higher-cost time deposits.

Borrowed funds decreased to $693.9 million at June 30, 2013 from $699.8 million at December 31, 2012, due to an $8.5 million decrease in federal funds purchased and securities sold under agreements to repurchase, slightly offset by a $3.9 million increase in long-term borrowings as a result of the Bank's funding needs.

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

The allowance for uncovered loan and lease losses was $47.0 million as of June 30, 2013 compared to $47.8 million as of December 31, 2012.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.39% as of June 30, 2013 compared to 1.50% as of December 31, 2012.  The decrease in the allowance for uncovered loan and lease losses from December 31, 2012 was primarily the result of paydowns, charge-offs and other resolution activities related to impaired loans that resulted in lower specific reserves as well as modest improvement in historical loss rates and consumer loan credit expectations. The decrease in the allowance as a percentage of loans was also impacted by loan growth as newly originated loans are generally reserved for at lower rates.

Second quarter 2013 net charge-offs were $3.7 million or 0.45% of average loans and leases on an annualized basis, compared with $6.8 million or 0.93% of average loans and leases on an annualized basis for the comparable quarter in 2012. The $3.2 million decrease from the comparable period in 2012 was primarily the result of declines in commercial, commercial real estate and construction real estate charge-offs.

Net charge-offs for the six months ended June 30, 2013, were $6.2 million or 0.38% of average loans and leases on an annualized basis compared to $13.2 million or 0.90% of average loans and leases on an annualized basis for the same period in 2012. The $7.1 million decrease in net charge-offs for the six months ended June 30, 2013 compared to June 30, 2012 was also primarily related to declines in commercial, commercial real estate and construction real estate charge-offs.

Significant items driving net charge-offs during the six month period ended June 30, 2013 included a $0.9 million charge-off during the second quarter related to a single commercial real estate credit as well as $0.8 million related to three commercial real estate credits and $0.7 million related to two commercial credits charged off during the first quarter, none of which were individually significant. Significant items driving net charge-offs during the comparable period in 2012 included $2.0 million related to the dispositions of a commercial real estate credit and a construction and land development credit and $1.2 million related to valuation adjustments of two commercial real estate credits during the second quarter of 2012 and $1.7 million related to a commercial construction and land development credit, $1.1 million related to a hotel real estate loan and three commercial credits totaling $0.9 million in the aggregate during the first quarter of 2012. The timing and amount of net charge-offs are dependent on the individual credit characteristics of each loan relationship as well as the Company's resolution strategies and can vary from period to period.

Provision expense related to uncovered loans and leases is a product of the Company's allowance for loan and lease losses model as well as net charge-off activity during the period. Second quarter 2013 provision expense related to uncovered loans and leases was $2.4 million as compared to $8.4 million during the comparable quarter in 2012. Provision expense for the six months ended June 30, 2013 was $5.5 million compared to $11.6 million for the comparable period in 2012.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended					Six months ended
	2013		2012			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2013	2012
Allowance for loan and lease loss activity
Balance at beginning of period	$48,306	$47,777	$49,192	$50,952	$49,437	$47,777	$52,576
Provision for loan losses	2,409	3,041	3,882	3,613	8,364	5,450	11,622
Gross charge-offs
Commercial	859	781	657	1,340	1,129	1,640	2,315
Real estate-construction	0	0	0	180	717	0	2,504
Real estate-commercial	2,044	995	2,221	2,736	3,811	3,039	6,055
Real estate-residential	326	223	454	565	191	549	795
Installment	97	100	267	134	116	197	176
Home equity	591	701	1,722	380	915	1,292	1,559
All other	277	410	227	469	259	687	556
Total gross charge-offs	4,194	3,210	5,548	5,804	7,138	7,404	13,960
Recoveries
Commercial	67	319	71	202	48	386	120
Real estate-construction	0	136	0	0	0	136	0
Real estate-commercial	57	39	46	38	68	96	181
Real estate-residential	5	4	3	33	9	9	37
Installment	110	77	53	72	75	187	198
Home equity	225	52	32	31	28	277	52
All other	62	71	46	55	61	133	126
Total recoveries	526	698	251	431	289	1,224	714
Total net charge-offs	3,668	2,512	5,297	5,373	6,849	6,180	13,246
Ending allowance for loan and lease losses	$47,047	$48,306	$47,777	$49,192	$50,952	$47,047	$50,952

Net charge-offs to average loans and leases (annualized)
Commercial	0.35%	0.22%	0.28%	0.56%	0.53%	0.29%	0.53%
Real estate-construction	0.00%	(0.68)%	0.00%	0.78%	2.91%	(0.31)%	4.75%
Real estate-commercial	0.55%	0.27%	0.63%	0.81%	1.18%	0.42%	0.94%
Real estate-residential	0.38%	0.27%	0.58%	0.72%	0.25%	0.33%	0.53%
Installment	(0.10)%	0.17%	1.46%	0.41%	0.26%	0.04%	(0.07)%
Home equity	0.40%	0.72%	1.82%	0.38%	0.99%	0.56%	0.84%
All other	0.90%	1.63%	0.94%	2.51%	1.46%	1.24%	1.66%
Total net charge-offs	0.45%	0.32%	0.68%	0.71%	0.93%	0.38%	0.90%

Allowance for loan and lease losses - covered loans. The majority of the Company's covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss sharing agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. See Note 10, Allowance for Loan and Lease Losses, to the Consolidated Financial Statements for further discussion of First Financial's allowance for covered loans.

During the second quarter 2013, the Company implemented certain enhancements to its valuation methodology and the estimation of impairment to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows. As a result of these enhancements, the allowance for loan losses related to covered loans was reduced by $7.8 million with an equivalent amount reflected in the negative provision for covered loan losses for the quarter. Additionally, the Company also recognized a corresponding reduction in the FDIC indemnification asset of $6.3 million with an equivalent amount reflected in the negative FDIC loss sharing income for the quarter. These enhancements also resulted in a decline in the yield on covered loans during the second quarter and are expected to result in lower yields on certain covered loan pools on a prospective basis.

The Company recognized negative provision expense, or impairment recapture, of $8.3 million and realized net charge-offs of $4.3 million during the quarter, resulting in an allowance for covered loan losses of $33.0 million as of June 30, 2013. For the second quarter of 2012, First Financial recognized provision expense on covered loans of $6.0 million and realized net charge-offs of $3.9 million during the period, resulting in an allowance for covered loan losses of $48.3 million as of June 30, 2012.  The difference between provision expense and net charge-offs primarily relates to the quarterly re-estimation of cash flow expectations required under FASB ASC Topic 310-30.

First Financial recognized provision expense on covered loans of $0.8 million and realized net charge-offs of $13.0 million for the six months ended June 30, 2013. The Company recognized total provision expense related to covered loans of $19.0 million and net charge-offs of $13.5 million for the six months ended June 30, 2012.

During the second quarter 2013, the Company also incurred loss sharing and covered asset expenses of $1.6 million, consisting primarily of credit expenses, offset by $2.2 million of net gains related to covered OREO. For the six months ended June 30, 2013, the Company incurred loss sharing and covered asset expenses of $3.9 million offset by $2.4 million of net gains related to covered OREO. The negative FDIC loss sharing income for the quarter reflects the quarterly re-estimation of expected cash flows, including the enhancements to the quarterly estimation discussed above, as well as the corresponding offset related to the net gains on covered OREO and loss sharing and covered asset expenses.

The receivables due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $1.6 million and $21.1 million for the six months ended June 30, 2013 and 2012, respectively, were recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

	Three months ended					Six months ended
	2013		2012			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2013	2012
Balance at beginning of period	$45,496	$45,190	$48,895	$48,327	$46,156	$45,190	$42,835
Provision for loan and lease losses	(8,283)	9,042	5,283	6,622	6,047	759	18,998
Loans charged-off	(4,681)	(9,684)	(9,568)	(9,058)	(5,163)	(14,365)	(15,281)
Recoveries	429	948	580	3,004	1,287	1,377	1,775
Ending allowance for covered loan losses	$32,961	$45,496	$45,190	$48,895	$48,327	$32,961	$48,327

Nonperforming/Underperforming Assets - excluding covered assets. Nonperforming loans totaled $74.9 million and nonperforming assets totaled $86.7 million as of June 30, 2013 compared with $75.9 million and $88.4 million, respectively, at December 31, 2012.  Nonaccrual loans, including troubled debt restructurings (TDRs) classified as nonaccrual, totaled $62.0 million as of June 30, 2013 compared to $65.0 million as of December 31, 2012, representing a $3.0 million, or 4.7% decrease.

The second quarter 2013 allowance for loan and lease losses as a percentage of nonaccrual loans, including nonaccrual TDRs was 75.9% compared with 73.5% at December 31, 2012. The allowance for loan and lease losses as a percentage of nonperforming loans, which include TDRs classified as accrual, was 62.8% at June 30, 2013 compared with 63.0% at December 31, 2012.

Total classified assets as of June 30, 2013 totaled $129.8 million compared to $129.0 million at December 31, 2012. Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings - excluding covered loans. TDRs totaled $32.9 million at June 30, 2013, a $7.9 million increase from December 31, 2012.  Accruing TDRs increased $2.1 million from December 31, 2012, generally as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. TDRs classified as nonaccrual increased $5.8 million from December 31, 2012 primarily as a result of modified borrowing terms related to a $6.9 million commercial nonaccrual credit in the first quarter 2013.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

Delinquent Loans - excluding covered loans. At June 30, 2013, loans 30-to-89 days past due decreased to $13.4 million, or 0.40% of period end loans, as compared to $16.3 million, or 0.51%, at December 31, 2012. The decrease in delinquent loans compared to December 31, 2012 was driven primarily by the reclassification of a $2.0 million commercial real estate credit to nonaccrual status as well as a commercial real estate credit and an equipment finance credit, totaling $1.9 million in the aggregate, where the borrowers made payments to bring the loans current.

Other Real Estate Owned. At June 30, 2013, First Financial had OREO properties originating from uncovered loans totaling $11.8 million, compared with $12.5 million at December 31, 2012. Uncovered OREO decreased $0.7 million from December 31, 2012 to June 30, 2013 as resolutions and valuation adjustments of $3.4 million exceeded $2.7 million of additions during the first half of 2013. There were two large commercial loans included in the additions and seven property resolutions during the first half of 2013.

OREO originating from covered loans was $22.5 million at June 30, 2013, compared with $28.9 million at December 31, 2012. Covered OREO decreased $6.4 million, or 22.1%, from December 31, 2012 as resolutions and valuation adjustments of $19.3 million exceeded additions of $12.9 million during the first half of 2013.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of June 30, 2013, and the four previous quarters.

	Quarter ended
	2013		2012
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans
Commercial	$2,904	$4,044	$10,562	$4,563	$12,065
Real estate - construction	808	945	950	2,536	7,243
Real estate - commercial	30,977	30,311	31,002	33,961	36,116
Real estate - residential	5,149	4,371	5,045	5,563	5,069
Installment	153	211	376	284	319
Home equity	1,576	1,750	2,499	2,497	2,281
Lease financing	496	496	496	0	0
Nonaccrual loans	42,063	42,128	50,930	49,404	63,093
Troubled debt restructurings (TDRs)
Accruing	12,924	12,757	10,856	11,604	9,909
Nonaccrual	19,948	22,324	14,111	13,017	10,185
Total TDRs	32,872	35,081	24,967	24,621	20,094
Total nonperforming loans	74,935	77,209	75,897	74,025	83,187
Other real estate owned (OREO)	11,798	11,993	12,526	13,912	15,688
Total nonperforming assets	86,733	89,202	88,423	87,937	98,875
Accruing loans past due 90 days or more	158	157	212	108	143
Total underperforming assets	$86,891	$89,359	$88,635	$88,045	$99,018
Total classified assets	$129,832	$130,436	$129,040	$133,382	$145,621

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	111.85%	114.66%	93.81%	99.57%	80.76%
Nonaccrual loans plus nonaccrual TDRs	75.87%	74.95%	73.46%	78.81%	69.53%
Nonperforming loans	62.78%	62.57%	62.95%	66.45%	61.25%
Total ending loans	1.39%	1.49%	1.50%	1.60%	1.69%
Nonperforming loans to total loans	2.22%	2.38%	2.39%	2.41%	2.76%
Nonperforming assets to
Ending loans, plus OREO	2.56%	2.74%	2.77%	2.86%	3.27%
Total assets, including covered assets	1.38%	1.40%	1.36%	1.41%	1.57%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.17%	2.34%	2.43%	2.48%	2.94%
Total assets, including covered assets	1.18%	1.20%	1.19%	1.22%	1.42%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates, and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management and treasury areas, oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, operating and capital expenditures. Liquidity is monitored and closely managed by ALCO. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as to maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans to respond are in place.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. First Financial’s most stable source of liability-funded liquidity for both short and long-term needs is deposit growth and retention of the core deposit base. The deposit base is diversified among individuals, partnerships, corporations, public entities and geographic markets. This diversification helps First Financial minimize dependence on large concentrations of wholesale funding sources.

Capital expenditures, such as banking center expansions and technology investments were $5.4 million and $10.8 million for the first six months of 2013 and 2012, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At June 30, 2013, the Company had $505.9 million in short-term borrowings from the FHLB. At December 31, 2012, the Company had $502.0 million in short-term borrowings from the FHLB.  At June 30, 2013, and December 31, 2012, total long-term borrowings from the FHLB were $8.2 million and $9.4 million, respectively.  First Financial's total remaining borrowing capacity from the FHLB was $391.9 million at June 30, 2013.

First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $3.1 billion as collateral for borrowings from the FHLB as of June 30, 2013.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $884.7 million at June 30, 2013.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.2 million at June 30, 2013.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are also sources of liquidity.

In addition to liquidity on hand at June 30, 2013 of $117.4 million, First Financial had unused and available overnight wholesale funding of $2.0 billion, or 31.6%, of total assets to fund new loans, any deposit runoff that may occur as a result of continued deposit rationalization efforts and from markets that the Company is exiting or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $28.9 million for the first six months of 2013.  As of June 30, 2013, First Financial’s subsidiaries had retained earnings of $354.4 million of which $29.2 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $89.8 million in cash as of June 30, 2013, which is approximately two times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses.

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

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2013, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2013, and December 31, 2012, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's category.

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

Consolidated regulatory capital ratios at June 30, 2013, included the leverage ratio of 10.12%, Tier 1 capital ratio of 15.41%, and total capital ratio of 16.68%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $355.4 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.62% at June 30, 2013 as compared to 9.50% at December 31, 2012.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk weighted assets during 2013 primarily as a result of declines in lower risk weighted covered assets offset by increases in higher risk weighted uncovered loans and investment securities. First Financial's Leverage ratio was positively impacted by a decline in average assets in the first half of 2013. Contributions to shareholders’ equity from earnings were limited in both 2013 and 2012 as a result of the Company's variable dividend payout.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III). The final rule includes transition periods to ease the potential burden, with community banks such as First Financial subject to the final rule beginning January 1, 2015. While First Financial continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Company will continue to exceed all regulatory capital requirements under Basel III.

The following tables illustrate the actual and required capital amounts and ratios as of June 30, 2013 and December 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk-weighted assets
Consolidated	$682,927	16.68%	$327,492	8.00%	N/A	N/A
First Financial Bank	593,627	14.54%	326,646	8.00%	$408,308	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	630,819	15.41%	163,746	4.00%	N/A	N/A
First Financial Bank	534,722	13.10%	163,323	4.00%	244,985	6.00%

Tier 1 capital to average assets
Consolidated	630,819	10.12%	249,267	4.00%	N/A	N/A
First Financial Bank	534,722	8.59%	248,898	4.00%	311,123	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
Consolidated	$686,961	17.60%	$312,328	8.00%	N/A	N/A
First Financial Bank	586,023	15.04%	311,618	8.00%	$389,523	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	637,176	16.32%	156,164	4.00%	N/A	N/A
First Financial Bank	529,196	13.59%	155,809	4.00%	233,714	6.00%

Tier 1 capital to average assets
Consolidated	637,176	10.25%	248,761	4.00%	N/A	N/A
First Financial Bank	529,196	8.52%	248,408	4.00%	310,511	5.00%

Shareholder Dividends. First Financial's board of directors authorized a regular dividend of $0.15 per common share and a variable dividend of $0.12 per common share for the next regularly scheduled dividend, payable on October 1, 2013 to shareholders of record as of August 30, 2013. As previously disclosed, this will be the last variable dividend paid with subsequent quarterly dividends expected to be comprised solely of the regular dividend.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. Subsequent to the expiration of the variable dividend in 2013, the Company expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under the Basel Committee on Banking Supervision's final framework for strengthening international capital and liquidity regulation released in December 2010 (Basel III). The Company repurchased 590,400 shares under this plan at an average price of $15.43 per share during the first six months of 2013, which included 291,400 shares at an average price of $15.47 during the second quarter. At June 30, 2013, 3,999,100 common shares remained available for repurchase under this plan.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2012 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2013.

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2013, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(5.79)%	(0.30)%	1.39%
NII-Year 2	(6.17)%	1.21%	4.12%
EVE	(10.63)%	0.75%	5.87%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  In addition, the Company internally evaluates the impact of yield curve twist scenarios (i.e. flattening, steepening and inversions of the yield curve) on NII and EVE. First Financial's projected results for near-term earnings at risk indicate a risk-neutral to modestly asset-sensitive position. Long-term NII and EVE modeling indicate the Company is asset sensitive.  First Financial is actively managing its balance sheet with a bias toward asset sensitivy while simultaneously balancing the potential earnings impact of this strategy.

First Financial's NII position became more asset sensitive, from both a near-term and long-term perspective, during the second quarter 2013 as a result of ongoing balance sheet management efforts. Similarly, the Company's EVE sensitivity to a +100 basis point interest rate shock also became more asset sensitive during the quarter. The Company's EVE sensitivity to a +200 basis point interest rate shock became modestly less asset sensitive as a result of rising long-term interest rates leading to higher discount rates, coupled with a shift in the Company's deposit mix away from time deposits toward market-driven deposit products, during the quarter.

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

With respect to the matter titled Irwin Mortgage Corporation Bankruptcy, on April 1, 2013, the Bankruptcy Court issued an order confirming IMC's plan.  IMC and First Financial reached a global settlement with respect to all claims which did not have a material adverse effect on the financial statements of First Financial. The effective date of the plan was on June 28, 2013.  Pursuant to the plan, a liquidating trust has been established to administer the liquidation of all remaining assets of IMC in accordance with law.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2013
Share repurchase program	87,400	$15.65	87,400	4,203,100
Director Fee Stock Plan	3,129	15.74	NA	NA
Stock Plans	125	15.37	NA	NA
May 1 to May 31, 2013
Share repurchase program	127,500	$15.54	127,500	4,075,600
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	3,576	15.67	NA	NA
June 1 to June 30, 2013
Share repurchase program	76,500	$15.15	76,500	3,999,100
Director Fee Stock Plan	0	0.00	0	NA
Stock Plans	2,050	15.01	0	NA
Total
Share repurchase program	291,400	$15.47	291,400
Director Fee Stock Plan	3,129	$15.74	NA
Stock Plans	5,751	$15.43	NA

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	1,000,900	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends).(1)

10.2	Agreement for Performance-Based Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan between Bancorp and Claude E. Davis.(1)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

(1) Compensation plan(s) or arrangement(s).

(2)
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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President and Chief Financial Officer		First Vice President and Corporate Controller
(Principal Accounting Officer)

Date	8/6/2013	Date	8/6/2013