Form 10-Q
period 2013-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2013-11-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
Common stock, No par value	57,652,925

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$177,698	$134,502
Interest-bearing deposits with other banks	10,414	24,341
Investment securities available-for-sale, at market value (cost $875,928 at September 30, 2013 and $1,017,104 at December 31, 2012)	854,747	1,032,096
Investment securities held-to-maturity (market value $661,685 at September 30, 2013 and $778,474 at December 31, 2012)	669,093	770,755
Other investments	75,945	71,492
Loans held for sale	10,704	16,256
Loans
Commercial	960,016	861,033
Real estate-construction	90,089	73,517
Real estate-commercial	1,493,969	1,417,008
Real estate-residential	352,830	318,210
Installment	49,273	56,810
Home equity	373,839	367,500
Credit card	34,285	34,198
Lease financing	76,615	50,788
Total loans - excluding covered loans	3,430,916	3,179,064
Less: Allowance for loan and lease losses - uncovered	45,514	47,777
Net loans - excluding covered loans	3,385,402	3,131,287
Covered loans	518,524	748,116
Less: Allowance for loan and lease losses - covered	23,259	45,190
Net loans – covered	495,265	702,926
Net loans	3,880,667	3,834,213
Premises and equipment	139,125	146,716
Goodwill	95,050	95,050
Other intangibles	6,249	7,648
FDIC indemnification asset	78,132	119,607
Accrued interest and other assets	255,617	244,372
Total assets	$6,253,441	$6,497,048

Liabilities
Deposits
Interest-bearing	$1,068,067	$1,160,815
Savings	1,593,895	1,623,614
Time	926,029	1,068,637
Total interest-bearing deposits	3,587,991	3,853,066
Noninterest-bearing	1,141,016	1,102,774
Total deposits	4,729,007	4,955,840
Federal funds purchased and securities sold under agreements to repurchase	105,472	122,570
Federal Home Loan Bank short-term borrowings	518,200	502,000
Total short-term borrowings	623,672	624,570
Long-term debt	61,088	75,202
Total borrowed funds	684,760	699,772
Accrued interest and other liabilities	147,635	131,011
Total liabilities	5,561,402	5,786,623

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2013 and 2012	577,429	579,293
Retained earnings	328,993	330,004
Accumulated other comprehensive loss	(29,294)	(18,677)
Treasury stock, at cost, 11,028,287 shares in 2013 and 10,684,496 shares in 2012	(185,089)	(180,195)
Total shareholders' equity	692,039	710,425
Total liabilities and shareholders' equity	$6,253,441	$6,497,048

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$52,908	$59,536	$163,955	$189,362
Investment securities
Taxable	8,267	8,358	24,938	29,254
Tax-exempt	541	111	1,681	366
Total interest on investment securities	8,808	8,469	26,619	29,620
Other earning assets	(2,185)	(1,700)	(5,213)	(5,657)
Total interest income	59,531	66,305	185,361	213,325
Interest expense
Deposits	2,856	5,730	10,000	19,827
Short-term borrowings	286	54	920	103
Long-term borrowings	617	675	1,925	2,030
Total interest expense	3,759	6,459	12,845	21,960
Net interest income	55,772	59,846	172,516	191,365
Provision for loan and lease losses - uncovered	1,413	3,613	6,863	15,235
Provision for loan and lease losses - covered	5,293	6,622	6,052	25,620
Net interest income after provision for loan and lease losses	49,066	49,611	159,601	150,510

Noninterest income
Service charges on deposit accounts	5,447	5,499	15,369	15,784
Trust and wealth management fees	3,366	3,374	10,813	10,542
Bankcard income	2,637	2,387	8,215	7,502
Net gains from sales of loans	751	1,319	2,546	3,391
Gains on sales of investment securities	0	2,617	1,724	2,617
FDIC loss sharing income	5,555	8,496	7,105	29,592
Accelerated discount on covered loans	1,711	3,798	5,581	11,207
Other	2,824	3,340	9,251	15,665
Total noninterest income	22,291	30,830	60,604	96,300

Noninterest expenses
Salaries and employee benefits	23,834	27,212	77,379	85,121
Pension settlement charges	1,396	0	5,712	0
Net occupancy	5,101	5,153	16,650	15,560
Furniture and equipment	2,213	2,332	6,834	6,899
Data processing	2,584	2,334	7,612	6,311
Marketing	1,192	1,592	3,271	3,984
Communication	865	788	2,479	2,595
Professional services	1,528	1,304	5,095	5,602
State intangible tax	1,010	961	3,028	2,957
FDIC assessments	1,107	1,164	3,380	3,597
Loss (gain) - other real estate owned	184	1,372	902	2,681
Loss (gain) - covered other real estate owned	204	(25)	(2,165)	2,500
Loss sharing expense	1,724	3,584	5,588	8,420
Other	5,859	7,515	19,425	22,296
Total noninterest expenses	48,801	55,286	155,190	168,523
Income before income taxes	22,556	25,155	65,015	78,287
Income tax expense	7,645	8,913	20,451	27,249
Net income	$14,911	$16,242	$44,564	$51,038

Net earnings per common share - basic	$0.26	$0.28	$0.78	$0.88
Net earnings per common share - diluted	$0.26	$0.28	$0.77	$0.87
Cash dividends declared per share	$0.27	$0.30	$0.79	$0.90
Average common shares outstanding - basic	57,201,390	57,976,943	57,309,934	57,902,102
Average common shares outstanding - diluted	58,012,588	58,940,179	58,143,372	58,930,570

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$14,911	$16,242	$44,564	$51,038
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	(4,003)	(934)	(22,570)	1,662
Change in retirement obligation	1,166	419	11,976	1,129
Unrealized gain (loss) on derivatives	(818)	(182)	(2)	(182)
Unrealized gain (loss) on foreign currency exchange	6	14	(21)	26
Other comprehensive income (loss)	(3,649)	(683)	(10,617)	2,635
Comprehensive income	$11,262	$15,559	$33,947	$53,673

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2012	68,730,731	$579,871	$331,351	$(21,490)	(10,463,677)	$(177,511)	$712,221
Net income			51,038				51,038
Other comprehensive income (loss)				2,635			2,635
Cash dividends declared:
Common stock at $0.90 per share			(52,375)				(52,375)
Excess tax benefit on share-based compensation		417					417
Exercise of stock options, net of shares purchased		(1,193)			71,391	1,211	18
Restricted stock awards, net of forfeitures		(4,053)			172,471	2,978	(1,075)
Share-based compensation expense		3,087					3,087
Balance at September 30, 2012	68,730,731	$578,129	$330,014	$(18,855)	(10,219,815)	$(173,322)	$715,966
Balance at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			44,564				44,564
Other comprehensive income (loss)				(10,617)			(10,617)
Cash dividends declared:
Common stock at $0.79 per share			(45,575)				(45,575)
Purchase of common stock					(540,400)	(8,339)	(8,339)
Excess tax benefit on share-based compensation		133					133
Exercise of stock options, net of shares purchased		(1,016)			44,105	741	(275)
Restricted stock awards, net of forfeitures		(4,030)			152,504	2,704	(1,326)
Share-based compensation expense		3,049					3,049
Balance at September 30, 2013	68,730,731	$577,429	$328,993	$(29,294)	(11,028,287)	$(185,089)	$692,039

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Operating activities
Net income	$44,564	$51,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	12,915	40,855
Depreciation and amortization	11,057	11,812
Stock-based compensation expense	3,049	3,087
Pension expense (income)	5,309	(392)
Net amortization of premiums/accretion of discounts on investment securities	11,327	8,461
Gains on sales of investment securities	(1,724)	(2,617)
Originations of loans held for sale	(126,881)	(173,115)
Net gains from sales of loans held for sale	(2,546)	(3,391)
Proceeds from sales of loans held for sale	131,979	175,180
Deferred income taxes	(5,621)	(10,618)
(Increase) decrease in interest receivable	(462)	2,896
(Increase) decrease in cash surrender value of life insurance	(3,781)	1,845
(Increase) decrease in prepaid expenses	(2,688)	2,758
Decrease in indemnification asset	41,475	42,533
Decrease in accrued expenses	(6,013)	(4,447)
Decrease in interest payable	(418)	(1,281)
Other	13,699	2,438
Net cash provided by operating activities	125,240	147,042

Investing activities
Proceeds from sales of securities available-for-sale	92,684	57,663
Proceeds from calls, paydowns and maturities of securities available-for-sale	160,460	209,399
Purchases of securities available-for-sale	(109,816)	(465,303)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	134,089	98,283
Purchases of securities held-to-maturity	(13,476)	0
Net decrease in interest-bearing deposits with other banks	13,927	353,903
Net increase in loans and leases - excluding covered loans	(261,546)	(121,810)
Net decrease in covered assets	180,074	191,069
Proceeds from disposal of other real estate owned	23,590	30,017
Purchases of premises and equipment	(6,017)	(18,605)
Net cash provided by investing activities	213,969	334,616

Financing activities
Net decrease in total deposits	(226,833)	(698,229)
Net (decrease) increase in short-term borrowings	(898)	271,759
Payments on long-term borrowings	(14,093)	(1,002)
Cash dividends paid on common stock	(45,983)	(50,392)
Treasury stock purchase	(8,339)	0
Proceeds from exercise of stock options	0	317
Excess tax benefit on share-based compensation	133	417
Net cash used in financing activities	(296,013)	(477,130)

Cash and due from banks:
Net increase in cash and due from banks	43,196	4,528
Cash and due from banks at beginning of period	134,502	149,653
Cash and due from banks at end of period	$177,698	$154,181

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

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

On July 17, 2013, the FASB issued an update (ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) which amends FASB ASC Topic 815, Disclosures about Derivatives and Hedging Activities (ASC 815), to allow entities to use the Fed Funds Effective Swap Rate, which is the Overnight Index Swap rate, or OIS, in the U.S., in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. Companies can designate the Fed Funds Effective Swap Rate as a benchmark interest rate on a prospective basis in new or redesignated hedging relationships as of the date the final guidance was issued. Existing interest rate swaps designated as benchmark interest rate hedges must be redesignated in new hedge relationships with new hedge documentation if a company wants to change the hedged risk to the OIS rate. The FASB also eliminated the restriction in ASC 815 on designating different benchmark interest rate hedges for “similar hedges.” The provisions of ASU 2013-10 are effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013, and did not have a material impact on the Company's Consolidated Financial Statements.

On July 18, 2013, the FASB issued an update (ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The provisions of ASU 2013-11 become effective for the interim reporting period ending March 31, 2014. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities of acquired entities are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2012 and no impairment was indicated.  As of September 30, 2013, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value. First Financial had goodwill of $95.1 million as of September 30, 2013 and December 31, 2012.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $6.2 million and $7.4 million as of September 30, 2013 and December 31, 2012, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 7.1 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $0.4 million and $0.7 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2013 and 2012, was $1.1 million and $2.1 million, respectively.

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

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $13.2 million and $14.8 million at September 30, 2013, and December 31, 2012, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.4 billion at September 30, 2013, and $1.2 billion at December 31, 2012.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2013. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 5:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2013:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(4)	$93
Securities of U.S. government agencies and corporations	19,462	0	(864)	18,598	10,266	0	(142)	10,124
Mortgage-backed securities	637,170	768	(6,561)	631,377	652,808	6,093	(20,818)	638,083
Obligations of state and other political subdivisions	12,461	157	(908)	11,710	34,005	31	(2,294)	31,742
Asset-backed securities	0	0	0	0	67,816	0	(359)	67,457
Other securities	0	0	0	0	110,936	126	(3,814)	107,248
Total	$669,093	$925	$(8,333)	$661,685	$875,928	$6,250	$(27,431)	$854,747

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2012:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Securities of U.S. government agencies and corporations	$20,512	$679	$0	$21,191	$15,562	$333	$0	$15,895
Mortgage-backed securities	740,891	8,077	(1,290)	747,678	854,150	14,564	(1,485)	867,229
Obligations of state and other political subdivisions	9,352	265	(12)	9,605	35,913	169	(84)	35,998
Asset-backed securities	0	0	0	0	57,000	90	(1)	57,089
Other securities	0	0	0	0	54,479	1,569	(163)	55,885
Total	$770,755	$9,021	$(1,302)	$778,474	$1,017,104	$16,725	$(1,733)	$1,032,096

The following table provides a summary of investment securities by weighted average life as of September 30, 2013. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$215	$218	$5,009	$5,152
Due after one year through five years	409,559	407,787	250,089	251,177
Due after five years through ten years	258,526	252,762	361,949	351,776
Due after ten years	793	918	258,881	246,642
Total	$669,093	$661,685	$875,928	$854,747

The following tables present the age of gross unrealized losses and associated fair value by investment category:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. government agencies and corporations	$28,806	$(756)	$0	$0	$28,806	$(756)
Mortgage-backed securities	807,599	(24,767)	41,679	(261)	849,278	(25,028)
Obligations of state and other political subdivisions	64,895	(4,357)	0	0	64,895	(4,357)
Asset-backed securities	59,003	(359)	0	0	59,003	(359)
Other securities	72,326	(2,531)	1,244	(129)	73,570	(2,660)
Total	$1,032,629	$(32,770)	$42,923	$(390)	$1,075,552	$(33,160)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	$240,641	$(1,635)	$25,513	$(405)	$266,154	$(2,040)
Obligations of state and other political subdivisions	21,341	(96)	0	0	21,341	(96)
Asset-backed securities	9,999	(1)	0	0	9,999	(1)
Other securities	8,454	(163)	0	0	8,454	(163)
Total	$280,435	$(1,895)	$25,513	$(405)	$305,948	$(2,300)

Gains and losses on debt securities are generally due to higher current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair market value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2013 or December 31, 2012.

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

The following table summarizes the notional values of derivative financial instruments utilized by First Financial by the nature of the underlying asset or liability:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Fair value hedges
Instruments associated with loans	$916,011	$935,493

As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages the market value credit risk associated with counterparties through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At September 30, 2013, the Company had a total counterparty notional amount outstanding of approximately $563.2 million, spread among nine counterparties, with an outstanding liability from these contracts of $13.6 million. At December 31, 2012, the Company had a total counterparty notional amount outstanding of approximately $509.1 million, spread among eight counterparties, with an outstanding liability from these contracts of $26.0 million.

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

The following table summarizes the derivative financial instruments utilized by First Financial and their balances:

		September 30, 2013			December 31, 2012
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance Sheet Classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$10,431	$0	$(999)	$12,739	$0	$(1,445)
Matched interest rate swaps with borrower	Accrued interest and other assets	452,790	13,798	(1,050)	461,377	24,135	0
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	452,790	1,050	(13,995)	461,377	0	(24,978)
Total		$916,011	$14,848	$(16,044)	$935,493	$24,135	$(26,423)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$999	$(393)	$606	$1,445	$(669)	$776
Matched interest rate swaps with counterparty	15,045	(12,103)	2,942	24,978	(23,057)	1,921
Total	$16,044	$(12,496)	$3,548	$26,423	$(23,726)	$2,697

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2013:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$10,431	3.0	$(999)	2.21%	6.85%
Receive fixed, matched interest rate swaps with borrower	452,790	4.1	12,748	4.88%	2.94%
Pay fixed, matched interest rate swaps with counterparty	452,790	4.1	(12,945)	2.94%	4.88%
Total asset conversion swaps	$916,011	4.1	$(1,196)	3.89%	3.95%

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

The following table details the location and amounts recognized for fair value hedges:

		Decrease to Interest income
(Dollars in thousands)		Three months ended		Nine months ended
Derivatives in fair value hedging relationships	Location of change in fair value	September 30,		September 30,
		2013	2012	2013	2012
Interest rate contracts
Loans	Interest income - loans	$(123)	$(167)	$(393)	$(555)
Total		$(123)	$(167)	$(393)	$(555)

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The net interest receivable or payable on an interest rate swap designated as a cash flow hedge is accrued and recognized as an adjustment to interest income or interest expense while the fair value is included within Accrued interest and other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of interest rate swaps designated as cash flow hedges are included in accumulated other comprehensive income (loss). Gains and losses from derivatives not considered effective in hedging the cash flows related to the hedged items, if any, are recognized in income immediately.

First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits, totaling $100.0 million as of September 30, 2013 and $35.0 million as of December 31, 2012. These interest rate swaps qualify for hedge accounting and involve the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial and have a remaining weighted average term of approximately 6 years. Accrued interest and other liabilities included $0.3 million at September 30, 2013 and $0.2 million at December 31, 2012, respectively, reflecting the fair value of these cash flow hedges.

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

First Financial had $518.2 million in short-term borrowings with the FHLB at September 30, 2013 and $502.0 million as of December 31, 2012. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $52.5 million in repurchase agreements which have remaining maturities of less than 2 years and a weighted average rate of 3.49%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities available-for-sale on the Consolidated Balance Sheets.

The following is a summary of long-term debt:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$7,813	3.74%	$9,427	3.74%
National Market Repurchase Agreement	52,500	3.49%	65,000	3.50%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$61,088	3.48%	$75,202	3.49%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $159.5 million in additional qualifying debentures under these guidelines.

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

First Financial considers repayment performance as the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by ninety days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a troubled debt restructuring (TDR) are also classified as nonperforming.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$914,021	$86,942	$1,391,039	$2,392,002
Special Mention	29,061	225	29,786	59,072
Substandard	16,934	2,922	73,144	93,000
Doubtful	0	0	0	0
Total	$960,016	$90,089	$1,493,969	$2,544,074

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$343,484	$48,852	$370,968	$110,814	$874,118
Nonperforming	9,346	421	2,871	86	12,724
Total	$352,830	$49,273	$373,839	$110,900	$886,842

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$803,351	$64,866	$1,307,370	$2,175,587
Special Mention	29,663	65	38,516	68,244
Substandard	28,019	8,586	71,122	107,727
Doubtful	0	0	0	0
Total	$861,033	$73,517	$1,417,008	$2,351,558

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$310,341	$56,358	$364,248	$84,490	$815,437
Nonperforming	7,869	452	3,252	496	12,069
Total	$318,210	$56,810	$367,500	$84,986	$827,506

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2013
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,018	$678	$9,294	$10,990	$949,026	$960,016	$0
Real estate - construction	23	0	1,098	1,121	88,968	90,089	0
Real estate - commercial	8,280	2,747	23,569	34,596	1,459,373	1,493,969	0
Real estate - residential	1,705	1,230	6,484	9,419	343,411	352,830	0
Installment	389	38	371	798	48,475	49,273	0
Home equity	735	442	1,525	2,702	371,137	373,839	0
Other	424	111	351	886	110,014	110,900	265
Total	$12,574	$5,246	$42,692	$60,512	$3,370,404	$3,430,916	$265

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,770	$832	$4,197	$6,799	$854,234	$861,033	$0
Real estate - construction	0	0	892	892	72,625	73,517	0
Real estate - commercial	2,549	1,931	27,966	32,446	1,384,562	1,417,008	0
Real estate - residential	6,071	1,463	6,113	13,647	304,563	318,210	0
Installment	280	148	344	772	56,038	56,810	0
Home equity	1,311	869	1,440	3,620	363,880	367,500	0
Other	386	168	708	1,262	83,724	84,986	212
Total	$12,367	$5,411	$41,660	$59,438	$3,119,626	$3,179,064	$212

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is classified as nonaccrual. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be reclassified back to accrual status if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

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

First Financial had 215 TDRs totaling $29.3 million at September 30, 2013, including $16.3 million on accrual status and $13.0 million classified as nonaccrual. First Financial had $0.6 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At September 30, 2013, the allowance for loan and lease losses included reserves of $4.0 million related to TDRs. For the three and nine months ended September 30, 2013, First Financial charged off $1.2 million and $2.4 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, at September 30, 2013, approximately $8.4 million of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 145 TDRs totaling $25.0 million at December 31, 2012, including $10.9 million of loans on accrual status and $14.1 million classified as nonaccrual. First Financial had $3.5 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2012, the allowance for loan and lease losses included reserves of $3.0 million related to TDRs. For the year ended December 31, 2012, First Financial charged off $7.2 million for the portion of TDRs determined to be uncollectible. At December 31, 2012, approximately $2.7 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2013 and 2012.

	Three months ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	4	$494	$490	6	$3,787	$4,027
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	10	2,502	2,493	8	5,105	5,077
Real estate - residential	3	387	367	0	0	0
Installment	3	34	33	0	0	0
Home equity	5	294	216	0	0	0
Total	25	$3,711	$3,599	14	$8,892	$9,104

	Nine months ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	14	$8,233	$6,105	16	$8,358	$8,589
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	17	4,752	4,719	22	9,854	9,795
Real estate - residential	33	2,356	2,178	2	164	166
Installment	14	188	115	0	0	0
Home equity	35	1,176	887	0	0	0
Total	113	$16,705	$14,004	40	$18,376	$18,550

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2013 and 2012.

	Three months ended		Nine months ended
	September 30, (2)		September 30, (2)
(Dollars in thousands)	2013	2012	2013	2012
Extended maturities	$2,179	$6,144	$8,848	$13,404
Adjusted interest rates	0	0	520	166
Combination of rate and maturity changes	613	0	850	563
Forbearance	0	2,565	0	3,801
Other (1)	807	395	3,786	616
Total	$3,599	$9,104	$14,004	$18,550
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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	September 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Period End Balance	Number of Loans	Period End Balance
Commercial	4	$4,882	2	$1,133
Real estate - construction	0	0	0	0
Real estate - commercial	2	63	0	0
Real estate - residential	3	185	0	0
Installment	4	26	0	0
Home equity	5	64	0	0
Total	18	$5,220	2	$1,133

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Impaired loans
Nonaccrual loans (1)
Commercial	$8,554	$15,893
Real estate-construction	1,099	2,102
Real estate-commercial	35,549	34,977
Real estate-residential	9,346	7,869
Installment	421	452
Home equity	2,871	3,252
Other	86	496
Nonaccrual loans (1)	57,926	65,041
Accruing troubled debt restructurings	16,278	10,856
Total impaired loans	$74,204	$75,897
(1) Nonaccrual loans include nonaccrual TDRs of $13.0 million and $14.1 million as of September 30, 2013 and December 31, 2012, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,142	$1,145	$3,399	$3,734
Interest included in income
Nonaccrual loans	130	158	472	586
Troubled debt restructurings	115	95	316	247
Total interest included in income	245	253	788	833
Net impact on interest income	$897	$892	$2,611	$2,901

Commitments outstanding to borrowers with nonaccrual loans			$0	$2,977

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2013
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$6,420	$8,480	$0	$12,087	$141	$17
Real estate - construction	1,099	1,671	0	693	0	0
Real estate - commercial	16,583	20,727	0	17,615	317	108
Real estate - residential	11,042	12,866	0	10,208	111	39
Installment	489	531	0	418	4	1
Home equity	3,100	3,807	0	3,129	32	11
Other	86	86	0	185	0	0

Loans with an allowance recorded
Commercial	6,134	7,500	1,645	4,556	58	8
Real estate - construction	0	0	0	907	7	0
Real estate - commercial	27,123	31,628	6,371	23,463	89	50
Real estate - residential	2,027	2,082	348	1,992	28	10
Installment	0	0	0	0	0	0
Home equity	101	101	2	101	1	1
Other	0	0	0	209	0	0

Total
Commercial	12,554	15,980	1,645	16,643	199	25
Real estate - construction	1,099	1,671	0	1,600	7	0
Real estate - commercial	43,706	52,355	6,371	41,078	406	158
Real estate - residential	13,069	14,948	348	12,200	139	49
Installment	489	531	0	418	4	1
Home equity	3,201	3,908	2	3,230	33	12
Other	86	86	0	394	0	0
Total	$74,204	$89,479	$8,366	$75,563	$788	$245

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$14,961	$17,269	$0	$9,337	$215
Real estate - construction	462	672	0	3,857	15
Real estate - commercial	15,782	21,578	0	15,554	277
Real estate - residential	9,222	10,817	0	8,463	81
Installment	452	556	0	452	2
Home equity	3,251	4,132	0	2,423	19
Other	326	326	0	65	0

Loans with an allowance recorded
Commercial	3,560	4,252	1,151	5,350	161
Real estate - construction	1,640	2,168	838	5,033	81
Real estate - commercial	24,014	25,684	7,155	25,499	235
Real estate - residential	1,956	2,003	290	2,278	38
Installment	0	0	0	0	0
Home equity	101	101	2	81	1
Other	170	170	92	34	0

Total
Commercial	18,521	21,521	1,151	14,687	376
Real estate - construction	2,102	2,840	838	8,890	96
Real estate - commercial	39,796	47,262	7,155	41,053	512
Real estate - residential	11,178	12,820	290	10,741	119
Installment	452	556	0	452	2
Home equity	3,352	4,233	2	2,504	20
Other	496	496	92	99	0
Total	$75,897	$89,728	$9,528	$78,426	$1,125

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

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$11,798	$15,688	$12,526	$11,317
Additions
Commercial	608	539	2,924	5,888
Residential	265	406	645	2,320
Total additions	873	945	3,569	8,208
Disposals
Commercial	500	1,209	2,382	2,221
Residential	154	413	805	1,025
Total disposals	654	1,622	3,187	3,246
Write-downs
Commercial	71	1,041	632	2,181
Residential	142	58	472	186
Total write-downs	213	1,099	1,104	2,367
Balance at end of period	$11,804	$13,912	$11,804	$13,912

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

The following table reflects the carrying value of all covered purchased impaired and nonimpaired covered loans:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total purchased loans
Commercial	$51,077	$1,199	$52,276	$94,775	$7,351	$102,126
Real estate - construction	8,692	0	8,692	10,631	0	10,631
Real estate - commercial	306,345	6,453	312,798	458,066	7,489	465,555
Real estate - residential	84,418	0	84,418	100,694	0	100,694
Installment	5,552	583	6,135	7,911	763	8,674
Home equity	1,009	50,683	51,692	2,080	55,378	57,458
Other covered loans	0	2,513	2,513	0	2,978	2,978
Total covered loans	$457,093	$61,431	$518,524	$674,157	$73,959	$748,116

The outstanding balance of all purchased impaired and nonimpaired loans accounted for under FASB ASC Topic 310-30, including all contractual principal, interest, fees and penalties, was $569.9 million and $852.9 million as of September 30, 2013 and December 31, 2012, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for covered purchased impaired loans were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$173,920	$283,296	$224,694	$344,410
Reclassification (to)/from nonaccretable difference	(4,979)	2,338	(5,687)	25,780
Accretion	(13,772)	(21,730)	(46,971)	(71,674)
Other net activity (1)	(8,347)	(11,749)	(25,214)	(46,361)
Balance at end of period	$146,822	$252,155	$146,822	$252,155
 (1) Includes the impact of loan repayments and charge-offs

First Financial regularly reviews its forecast of expected cash flows for covered purchased impaired loans. During the second quarter 2013 the Company implemented certain enhancements to its valuation methodology and the estimation of impairment to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows. These enhancements contributed to a net reclassification from accretable difference to nonaccretable difference of $5.0 million and resulted in lower yields on certain loan pools during the third quarter 2013.  Conversely, First Financial recognized a $2.3 million reclassification from nonaccretable difference to accretable difference and higher yields on certain loan pools during the third quarter of 2012 related to improvement in the cash flow expectations for certain loan pools. For the nine months ended September 30, 2013, the Company recognized a net reclassification of $5.7 million from accretable difference to nonaccretable difference as a result of the enhancements to the valuation methodology. For the nine months ended September 30, 2012, the Company recognized a net reclassification of $25.8 million from nonaccretable difference to accretable difference. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 10 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 8 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$27,580	$1,714	$175,085	$204,379
Special Mention	7,933	0	41,478	49,411
Substandard	15,973	6,978	96,235	119,186
Doubtful	790	0	0	790
Total	$52,276	$8,692	$312,798	$373,766

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$84,418	$6,135	$49,680	$2,507	$142,740
Nonperforming	0	0	2,012	6	2,018
Total	$84,418	$6,135	$51,692	$2,513	$144,758

	As of December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$48,213	$2,304	$213,143	$263,660
Special Mention	16,293	7	70,894	87,194
Substandard	35,596	8,320	181,345	225,261
Doubtful	2,024	0	173	2,197
Total	$102,126	$10,631	$465,555	$578,312

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$100,694	$8,674	$53,231	$2,967	$165,566
Nonperforming	0	0	4,227	11	4,238
Total	$100,694	$8,674	$57,458	$2,978	$169,804

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$59	$136	$379	$574	$625	$1,199	$0
Real estate - commercial	59	5	1,809	1,873	4,580	6,453	0
Installment	6	0	0	6	577	583	0
Home equity	722	459	1,052	2,233	48,450	50,683	0
All other	3	0	49	52	2,461	2,513	43
Total	$849	$600	$3,289	$4,738	$56,693	$61,431	$43

	As of December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$351	$148	$3,781	$4,280	$3,071	$7,351	$0
Real estate - commercial	138	1,149	2,201	3,488	4,001	7,489	0
Installment	0	0	0	0	763	763	0
Home equity	286	296	3,697	4,279	51,099	55,378	0
All other	19	26	42	87	2,891	2,978	31
Total	$794	$1,619	$9,721	$12,134	$61,825	$73,959	$31

Nonaccrual. Covered purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, these loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is classified as nonaccrual. Any payments received while a loan is classified as nonaccrual are applied as a reduction to the carrying value of the loan. A loan may be reclassified as accrual if all contractual payments have been received and collection of future principal and interest payments is no longer doubtful.

Impaired Loans. Covered loans placed on nonaccrual status and covered loans modified as TDRs, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. Information on covered nonaccrual loans, TDRs and impaired loans was as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Impaired loans
Nonaccrual loans
Commercial	$438	$4,498
Real estate-commercial	1,899	2,986
Installment	0	0
Home equity	2,012	4,227
All other	6	11
Nonaccrual loans	4,355	11,722
Accruing troubled debt restructurings	351	0
Total impaired loans	$4,706	$11,722

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$81	$146	$334	$504
Interest included in income
Nonaccrual loans	6	9	20	70
Troubled debt restructurings	3	0	6	0
Total interest included in income	9	9	26	70
Net impact on interest income	$72	$137	$308	$434

First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2013
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	YTD Interest Income Recognized	Quarterly Interest Income Recognized
Loans with no related allowance recorded
Commercial	$789	$1,045	$0	$2,072	$11	$3
Real estate - commercial	1,899	3,342	0	1,895	3	1
Installment	0	0	0	2	0	0
Home equity	2,012	2,739	0	2,790	12	5
All other	6	6	0	10	0	0
Total	$4,706	$7,132	$0	$6,769	$26	$9

	As of December 31, 2012
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$4,498	$4,660	$0	$4,526	$62
Real estate - commercial	2,986	3,216	0	2,153	18
Home equity	4,227	5,260	0	2,006	5
All other	11	11	0	13	0
Total	$11,722	$13,147	$0	$8,698	$85

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

Changes in covered OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$22,475	$25,408	$28,862	$44,818
Additions
Commercial	8,572	8,578	21,063	13,677
Residential	95	737	472	3,423
Total additions	8,667	9,315	21,535	17,100
Disposals
Commercial	2,865	5,858	19,513	24,417
Residential	76	0	890	2,354
Total disposals	2,941	5,858	20,403	26,771
Write-downs
Commercial	451	249	2,133	5,665
Residential	0	0	111	866
Total write-downs	451	249	2,244	6,531
Balance at end of period	$27,750	$28,616	$27,750	$28,616

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

There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first nine months of 2013, however certain modifications were made to the estimation process in the third quarter of 2012 to place greater emphasis on quantitative factors such as historical loan losses and less emphasis on qualitative factors. This resulted in a shift in the allocation of the allowance between certain consumer and commercial loan types but had no significant impact on the total allowance for loan and lease losses at September 30, 2013.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$47,047	$50,952	$47,777	$52,576
Provision for loan and lease losses	1,413	3,613	6,863	15,235
Loans charged off	(5,111)	(5,804)	(12,515)	(19,764)
Recoveries	2,165	431	3,389	1,145
Balance at end of period	$45,514	$49,192	$45,514	$49,192
Allowance for loan and lease losses to total ending loans	1.33%	1.60%	1.33%	1.60%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Nine Months Ended September 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	3,675	(3,166)	3,691	260	(105)	1,707	801	6,863
Gross charge-offs	3,122	0	5,213	798	296	1,703	1,383	12,515
Recoveries	478	626	1,360	107	244	372	202	3,389
Total net charge-offs	2,644	(626)	3,853	691	52	1,331	1,181	9,126
Ending allowance for loan and lease losses	$8,957	$728	$23,989	$3,168	$365	$5,549	$2,758	$45,514
Ending allowance on loans individually evaluated for impairment	$1,645	$0	$6,371	$348	$0	$2	$0	$8,366
Ending allowance on loans collectively evaluated for impairment	7,312	728	17,618	2,820	365	5,547	2,758	37,148
Ending allowance for loan and lease losses	$8,957	$728	$23,989	$3,168	$365	$5,549	$2,758	$45,514
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$10,203	$1,099	$38,162	$3,624	$0	$515	$0	$53,603
Ending balance of loans collectively evaluated for impairment	949,813	88,990	1,455,807	349,206	49,273	373,324	110,900	3,377,313
Total loans - excluding covered loans	$960,016	$90,089	$1,493,969	$352,830	$49,273	$373,839	$110,900	$3,430,916

	Twelve Months Ended December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,289	$4,424	$18,228	$4,994	$1,659	$10,751	$2,231	$52,576
Provision for loan and lease losses	1,556	1,528	16,670	346	(883)	(2,032)	1,932	19,117
Gross charge-offs	4,312	2,684	11,012	1,814	577	3,661	1,252	25,312
Recoveries	393	0	265	73	323	115	227	1,396
Total net charge-offs	3,919	2,684	10,747	1,741	254	3,546	1,025	23,916
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Ending allowance on loans individually evaluated for impairment	$1,151	$838	$7,155	$290	$0	$2	$92	$9,528
Ending allowance on loans collectively evaluated for impairment	6,775	2,430	16,996	3,309	522	5,171	3,046	38,249
Ending allowance for loan and lease losses	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$16,661	$2,076	$35,422	$2,604	$0	$101	$496	$57,360
Ending balance of loans collectively evaluated for impairment	844,372	71,441	1,381,586	315,606	56,810	367,399	84,490	3,121,704
Total loans - excluding covered loans	$861,033	$73,517	$1,417,008	$318,210	$56,810	$367,500	$84,986	$3,179,064

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

First Financial performs periodic valuation procedures to re-estimate the expected cash flows on covered loans accounted for under FASB ASC Topic 310-30 and compare the present value of expected cash flows to the carrying value of the loans at the pool level. In order to estimate expected cash flows, First Financial specifically reviews a sample of these covered loans to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. Additionally, during the second quarter of 2013, the Company implemented certain enhancements to its valuation methodology and the estimation of impairment to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

First Financial updated the valuations related to covered loans during the third quarter 2013 and, as a result of impairment in certain loan pools, recognized provision expense of $5.3 million and realized net charge-offs of $15.0 million during the quarter, resulting in an allowance for covered loan losses of $23.3 million as of September 30, 2013. First Financial recognized provision expense on covered loans of $6.1 million and realized net charge-offs of $28.0 million for the first nine months of 2013. For the third quarter of 2012, First Financial recognized provision expense on covered loans of $6.6 million related to net charge-offs of $6.1 million during the period.  Likewise, for the first nine months of 2012, the Company recognized provision expense on covered loans of $25.6 million and net charge-offs of $19.6 million.

First Financial also recognized loss sharing expense of $1.7 million and $3.6 million for the third quarter of 2013 and 2012, respectively, primarily related to attorney fees, appraisal costs and delinquent taxes during the periods. Additionally, the Company recognized losses on sales of covered OREO of $0.2 million for the third quarter of 2013 and gains on covered OREO of $25.0 thousand for the third quarter of 2012. The receivable due from the FDIC under loss sharing agreements, related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses, of $5.6 million and $8.5 million for the third quarter of 2013 and 2012, respectively, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

On a year-to-date basis, First Financial recognized loss sharing expense of $5.6 million and $8.4 million for 2013 and 2012 respectively. Similarly, on a year-to-date basis, the Company recognized gains on covered OREO of $2.2 million for 2013 and losses on covered OREO of $2.5 million for 2012. The receivable due from the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $7.1 million for the first nine months of 2013 and $29.6 million for the comparable period in 2012, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the tables below:

	September 30, 2013
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$8,587	$13,508	$993	$171	$23,259
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$8,587	$13,508	$993	$171	$23,259

	December 31, 2012
		Real Estate
(Dollars in thousands)	Commercial	Commercial	Residential	Installment	Total
Ending allowance on loans acquired with deteriorated credit quality (ASC 310-30)	$19,136	$22,918	$2,599	$537	$45,190
Ending allowance on acquired loans outside the scope of ASC 310-30	0	0	0	0	0
Ending allowance on covered loans	$19,136	$22,918	$2,599	$537	$45,190

Changes in the allowance for loan and lease losses on covered loans were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$32,961	$48,327	$45,190	$42,835
Provision for loan and lease losses	5,293	6,622	6,052	25,620
Loans charged-off	(21,009)	(9,058)	(35,374)	(24,339)
Recoveries	6,014	3,004	7,391	4,779
Balance at end of period	$23,259	$48,895	$23,259	$48,895

NOTE 11:  INCOME TAXES

For the third quarter 2013, income tax expense was $7.6 million, resulting in an effective tax rate of 33.9%, compared with income tax expense of $8.9 million and an effective tax rate of 35.4% for the comparable period in 2012. For the first nine months of 2013, income tax expense was $20.5 million, resulting in an effective tax rate of 31.5%, compared with income tax expense of $27.2 million and an effective tax rate of 34.8% for the comparable period in 2012. The decline in the effective tax rate for the third quarter 2013 as compared to the third quarter 2012 was primarily the result of state tax planning strategies implemented during 2013, including the formation of a captive real estate investment trust, as well as higher income earned on tax-exempt investment securities. Similarly, the decline in the effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was the result of state tax planning strategies and higher income earned on tax-exempt investment securities as well as favorable tax reversals related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and an adjustment to deferred tax liabilities relating to a favorable change in state tax laws in 2013.

At September 30, 2013, and December 31, 2012, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial recognizes interest and penalties on income tax assessments or income tax refunds in the Consolidated Financial Statements as a component of noninterest expense.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due.  These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Provision for tax reserves, if any, is included in income tax expense in the Consolidated Financial Statements. Management determined that no reserve for income tax-related uncertainties was necessary as of September 30, 2013 and December 31, 2012.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2010 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2010 through 2012 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2009.  Tax years 2009 through 2012 remain open to state and local examination in various jurisdictions.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for its defined benefit pension plan. First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2013 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2012.

During the second quarter 2013, First Financial re-measured the Company's pension assets and liabilities, and recognized pension settlement charges, as a result of the year-to-date level of lump sum distributions from the Company's pension plan. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. These pension settlement charges were a result of employee-related actions, including staff retirements as well as recent efficiency initiatives, and the resulting lump sum distributions from First Financial's pension plan. First Financial recognized pension settlement charges of $1.4 million and $5.7 million for the three and nine months ended September 30, 2013, respectively.

Primarily as a result of the pension plan re-measurement and pension settlement charges during the second and third quarters, First Financial recorded $19.2 million of pre-tax adjustments to other comprehensive income related to changes in the values of the Company's pension assets and pension obligations for the nine months ended September 30, 2013. As a result of the plan’s updated actuarial projections for 2013 as well as the previously mentioned settlement charges, First Financial recorded expenses related to its pension plan of $5.3 million for the nine months ended September 30, 2013, compared to income of $0.4 million for the same period in 2012. Similarly, First Financial recorded pension plan expenses of $1.1 million in the third quarter of 2013 compared to pension plan income of $0.1 million in the third quarter of 2012.

As First Financial has exceeded the annual accounting threshold for lump sum distributions for 2013, the Company will continue to recognize a proportionate share of any further lump sum distributions from its pension plan as additional pension settlement charges through the remainder of the year. The accounting threshold for lump sum distributions will reset at the beginning of 2014.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Balance Sheets and Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$916	$894	$2,789	$2,559
Interest cost	566	606	1,752	1,986
Expected return on assets	(2,231)	(2,281)	(6,755)	(6,751)
Amortization of prior service cost	(105)	(106)	(317)	(316)
Net actuarial loss	582	780	2,128	2,130
Settlement charge	1,396	0	5,712	0
Net periodic benefit cost (income)	$1,124	$(107)	$5,309	$(392)

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2013
Financial assets
Cash and short-term investments	$188,112	$188,112	$188,112	$0	$0
Investment securities held-to-maturity	669,093	661,685	0	661,685	0
Other investments	75,945	75,945	0	75,945	0
Loans held for sale	10,704	10,704	0	10,704	0
Loans - excluding covered loans	3,385,402	3,379,595	0	0	3,379,595
Covered loans	495,265	504,781	0	0	504,781
FDIC indemnification asset	78,132	57,978	0	0	57,978

Financial liabilities
Deposits
Noninterest-bearing	$1,141,016	$1,141,016	$0	$1,141,016	$0
Interest-bearing demand	1,068,067	1,068,067	0	1,068,067	0
Savings	1,593,895	1,593,895	0	1,593,895	0
Time	926,029	921,933	0	921,933	0
Total deposits	4,729,007	4,724,911	0	4,724,911	0
Short-term borrowings	623,672	623,672	623,672	0	0
Long-term debt	61,088	63,338	0	63,338	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2012
Financial assets
Cash and short-term investments	$158,843	$158,843	$158,843	$0	$0
Investment securities held-to-maturity	770,755	778,474	0	778,474	0
Other investments	71,492	71,492	0	71,492	0
Loans held for sale	16,256	16,256	0	16,256	0
Loans - excluding covered loans	3,131,287	3,145,120	0	0	3,145,120
Covered loans	702,926	713,797	0	0	713,797
FDIC indemnification asset	119,607	106,380	0	0	106,380

Financial liabilities
Deposits
Noninterest-bearing	$1,102,774	$1,102,774	$0	$1,102,774	$0
Interest-bearing demand	1,160,815	1,160,815	0	1,160,815	0
Savings	1,623,614	1,623,614	0	1,623,614	0
Time	1,068,637	1,072,201	0	1,072,201	0
Total deposits	4,955,840	4,959,404	0	4,959,404	0
Short-term borrowings	624,570	624,570	624,570	0	0
Long-term debt	75,202	78,941	0	78,941	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
September 30, 2013
Assets
Derivatives	$0	$14,848	$0	$(14,848)	$0
Available-for-sale investment securities	185	854,562	0	0	854,747
Total	$185	$869,410	$0	$(14,848)	$854,747

Liabilities
Derivatives	$0	$16,044	$0	$(14,848)	$1,196

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
December 31, 2012
Assets
Derivatives	$0	$24,135	$0	$(24,135)	$0
Available-for-sale investment securities	144	1,031,952	0	0	1,032,096
Total	$144	$1,056,087	$0	$(24,135)	$1,032,096

Liabilities
Derivatives	$0	$26,652	$0	$(24,135)	$2,517

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

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2013
Assets
Impaired loans (1)	$0	$0	$21,390
OREO	0	0	6,346
Covered OREO	0	0	7,722

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2012
Assets
Impaired loans (1)	$0	$0	$19,564
OREO	0	0	5,651
Covered OREO	0	0	14,059

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

NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	September 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(34,212)	$1,724	$(35,936)	$13,366	$(22,570)	$12,802	$(22,570)	$(9,768)
Unrealized gain (loss) on derivatives	(298)	(295)	(3)	1	(2)	(143)	(2)	(145)
Retirement obligation	11,719	(7,523)	19,242	(7,266)	11,976	(31,338)	11,976	(19,362)
Foreign currency translation	(21)	0	(21)	0	(21)	2	(21)	(19)
Total	$(22,812)	$(6,094)	$(16,718)	$6,101	$(10,617)	$(18,677)	$(10,617)	$(29,294)

	September 30, 2012
	Total other comprehensive income			Total accumulated other comprehensive income
(Dollars in thousands)	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$2,671	$(1,009)	$1,662	$12,669	$1,662	$14,331
Unrealized gain (loss) on cash flow hedges	(292)	110	(182)	0	(182)	(182)
Retirement obligation	1,814	(685)	1,129	(34,136)	1,129	(33,007)
Foreign currency translation	26	0	26	(23)	26	3
Total	$4,219	$(1,584)	$2,635	$(21,490)	$2,635	$(18,855)

The following table details the activity reclassified from accumulated other comprehensive income into income during the period:

	September 30, 2013
(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (1)	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(295)	Interest expense - deposits

Realized gains and losses on securities available-for-sale	1,724	Gains on sales of investments securities

Defined benefit pension plan
Amortization of prior service cost	317	(2)
Recognized net actuarial loss	(2,128)	(2)
Pension settlement charges	(5,712)	Pension settlement charges
Amortization and settlement charges of defined benefit pension items	(7,523)

Total reclassifications for the period, before tax	$(6,094)

(1) Negative amount are debits to profit/loss.
(2) Included in the computation of net periodic pension cost (see employee benefit footnote for additional details).

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Numerator
Net income available to common shareholders	$14,911	$16,242	$44,564	$51,038

Denominator
Basic earnings per common share - weighted average shares	57,201,390	57,976,943	57,309,934	57,902,102
Effect of dilutive securities —
Employee stock awards	698,194	842,833	725,862	905,210
Warrants	113,004	120,403	107,576	123,258
Diluted earnings per common share - adjusted weighted average shares	58,012,588	58,940,179	58,143,372	58,930,570

Earnings per share available to common shareholders
Basic	$0.26	$0.28	$0.78	$0.88
Diluted	$0.26	$0.28	$0.77	$0.87

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of September 30, 2013 and 2012. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 596,666 and 354,876 at September 30, 2013 and 2012, respectively.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.3 billion bank holding company headquartered in Cincinnati, Ohio.  As of September 30, 2013 First Financial, through its subsidiaries, operated primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 110 banking centers and 138 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage units provide traditional banking services to business and retail clients. First Financial Wealth Management provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services and had approximately $2.6 billion in assets under management as of September 30, 2013. Additionally, the Bank provides franchise lending products, primarily equipment and leasehold improvement financing, for select franchisees and concepts in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

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

Covered assets represent approximately 9% of First Financial’s total assets at September 30, 2013.

OVERVIEW OF OPERATIONS

Third quarter 2013 net income was $14.9 million and earnings per diluted common share were $0.26. This compares with third quarter 2012 net income of $16.2 million and earnings per diluted common share of $0.28. For the nine months ended September 30, 2013, net income was $44.6 million, and earnings per diluted common share were $0.77.  This compares with net income of $51.0 million and earnings per diluted common share of $0.87 for the first nine months of 2012.

Return on average assets for the third quarter 2013 was 0.96% compared to 1.05% for the comparable period in 2012.  Return on average shareholders’ equity for the third quarter 2013 was 8.53% compared to 9.01% for the comparable period in 2012. Return on average assets for the nine months ended September 30, 2013 was 0.95% compared to 1.08% for the same period in 2012. Return on average shareholders' equity was 8.49% and 9.56% for the nine months ended September 30, 2013 and 2012, respectively.

A discussion of First Financial's results of operations for the three and nine months ended September 30, 2013 follows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net interest income	$55,772	$59,846	$172,516	$191,365
Tax equivalent adjustment	516	255	1,507	689
Net interest income - tax equivalent	$56,288	$60,101	$174,023	$192,054

Average earning assets	$5,659,432	$5,658,059	$5,778,815	$5,806,615

Net interest margin (1)	3.91%	4.21%	3.99%	4.40%
Net interest margin (fully tax equivalent) (1)	3.95%	4.23%	4.03%	4.42%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2013 was $55.8 million, declining $4.1 million or 6.8% from third quarter 2012 net interest income of $59.8 million. Net interest income on a fully tax-equivalent basis for the third quarter 2013 was $56.3 million as compared to $60.1 million for the third quarter 2012. Net interest margin was 3.91% for the third quarter 2013 as compared to 4.21% for the third quarter 2012.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets as well as the current low interest rate environment for loans and investment securities.

The decline in net interest income for the third quarter 2013 as compared to the third quarter 2012 was the result of a $6.8 million or 10.2% decrease in total interest income, partially offset by a $2.7 million or 41.8% decrease in total interest expense. The decline in total interest income resulted from a decrease in interest income and fees earned on loans, primarily as a result of continued paydowns and resolutions in the Company's high-yielding covered loan portfolio, as well as declining yields on covered loans and increased amortization of the related FDIC indemnification asset.

The average balance of covered loans for the third quarter 2013 declined $293.2 million or 33.8% compared to the third quarter 2012, contributing to the lower interest income earned on loans and a related decline in net interest margin. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities. The decline in covered loan balances during the third quarter 2013 was elevated compared to recent quarters and was impacted by significant resolution activities during the period, including sales, payoffs and transfers to covered OREO. The decline in covered loan balances was partially offset by growth in lower yielding assets as average uncovered loan balances increased $385.1 million or 12.8% from the third quarter of 2012.

While average uncovered loan balances increased from the third quarter 2012 as a result of strong new loan origination activity in recent periods, payoff activity has also been elevated. As a result of the low interest rate environment and heightened competition, new loan originations continue to be recorded at yields significantly lower than the yields on loans that paid off during the same period, muting the impact of increased balances on interest income earned and net interest margin.

The decline in total interest income was partially offset by higher interest income earned on investment securities. While the average balance of investment securities decreased modestly in the third quarter 2013 as compared to the third quarter 2012, the average yield on investment securities increased 11 basis points, to 2.20% in the third quarter 2013 from 2.09% in the third quarter 2012. The higher yields on investment securities are primarily related to stabilization in premium amortization as prepayment activity has moderated in recent periods.

Interest expense and net interest margin continued to benefit from the impact of the Company's deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined $358.8 million or 8.9% and the cost of funds related to these deposits decreased 26 basis points to 31 basis points for the third quarter 2013 compared to 57 basis points for the comparable quarter in 2012. However, interest expense and net interest margin were also impacted by a $416.5 million increase in the average balance of short-term borrowings for the third quarter 2013 as compared with the third quarter 2012. Short-term borrowings, which are utilized to manage the Company's normal liquidity needs, increased as a result of loan demand as well as deposit rationalization, banking center consolidation and investment portfolio strategies during 2012 and 2013.

For the nine month period ended September 30, 2013, net interest income was $172.5 million, a decline of $18.8 million, from $191.4 million for the comparable period in 2012. Net interest income on a fully tax-equivalent basis for the period ended September 30, 2013, was $174.0 million as compared to $192.1 million for the comparable period in 2012. Similar to the quarterly year-over-year items discussed above, these declines were primarily related to lower covered loan balances, increased amortization of the FDIC indemnification asset and lower yields on recent loan originations.

Net interest margin on a fully tax-equivalent basis for the nine month period ended September 30, 2013 declined 39 bps to 4.03% from 4.42% for the comparable period in 2012.

The Consolidated Average Balance Sheets and Net Interest Income Analysis that follows are presented on a GAAP basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to Date Averages
	September 30, 2013		June 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments:
Investment securities	$1,589,666	2.20%	$1,705,219	2.08%	$1,606,313	2.09%	$1,710,310	2.08%	$1,661,285	2.38%
Interest-bearing deposits with other banks	4,010	0.49%	13,890	0.32%	11,390	0.45%	6,989	0.38%	47,260	0.29%
Gross loans (1)	4,065,756	4.95%	4,072,606	5.26%	4,040,356	5.68%	4,061,516	5.22%	4,098,070	5.99%
Total earning assets	5,659,432	4.17%	5,791,715	4.32%	5,658,059	4.65%	5,778,815	4.29%	5,806,615	4.91%

Nonearning assets
Allowance for loan and lease losses	(80,659)		(92,033)		(102,636)		(89,347)		(100,547)
Cash and due from banks	120,154		119,909		118,642		117,252		121,121
Accrued interest and other assets	494,795		491,011		492,602		491,015		499,083
Total assets	$6,193,722		$6,310,602		$6,166,667		$6,297,735		$6,326,272

Interest-bearing liabilities
Deposits:
Interest-bearing demand	$1,098,524	0.12%	$1,141,767	0.09%	$1,164,111	0.13%	$1,117,600	0.11%	$1,213,876	0.13%
Savings	1,608,351	0.09%	1,639,834	0.10%	1,588,708	0.12%	1,622,105	0.10%	1,627,068	0.13%
Time	947,436	0.90%	1,011,290	1.04%	1,260,329	1.53%	1,004,016	1.05%	1,414,295	1.62%
Total interest-bearing deposits	3,654,311	0.31%	3,792,891	0.35%	4,013,148	0.57%	3,743,721	0.36%	4,255,239	0.62%
Borrowed fund:
Short-term borrowings	598,442	0.19%	569,929	0.21%	181,905	0.12%	609,425	0.20%	142,636	0.10%
Long-term debt	69,264	3.53%	74,129	3.54%	75,435	3.55%	72,691	3.54%	75,589	3.59%
Total borrowed funds	667,706	0.54%	644,058	0.60%	257,340	1.12%	682,116	0.56%	218,225	1.31%
Total interest-bearing liabilities	4,322,017	0.35%	4,436,949	0.38%	4,270,488	0.60%	4,425,837	0.39%	4,473,464	0.66%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,072,259		1,063,102		1,052,421		1,061,850		1,009,548
Other liabilities	106,288		106,747		126,961		108,164		129,763
Shareholders' equity	693,158		703,804		716,797		701,884		713,497
Total liabilities and shareholders' equity	$6,193,722		$6,310,602		$6,166,667		$6,297,735		$6,326,272

Net interest income	$55,772		$58,078		$59,846		$172,516		$191,365

Net interest spread		3.82%		3.94%		4.05%		3.90%		4.25%
Contribution of noninterest-bearing sources of funds		0.09%		0.08%		0.16%		0.09%		0.15%
Net interest margin (2)		3.91%		4.02%		4.21%		3.99%		4.40%

(1)	Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.

(2)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the Three Months Ended September 30, 2013
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$491	$(538)	$(47)	$431	$(92)	$339
Other earning assets	6	(12)	(6)	1	(9)	(8)
Gross loans (1)	(3,204)	467	(2,737)	(7,422)	317	(7,105)
Total earning assets	(2,707)	(83)	(2,790)	(6,990)	216	(6,774)
Interest-bearing liabilities
Total interest-bearing deposits	$(352)	$(76)	$(428)	$(2,594)	$(280)	$(2,874)
Borrowed funds
Short-term borrowings	(36)	17	(19)	33	199	232
Federal Home Loan Bank long-term debt	(1)	(36)	(37)	(3)	(55)	(58)
Total borrowed funds	(37)	(19)	(56)	30	144	174
Total interest-bearing liabilities	(389)	(95)	(484)	(2,564)	(136)	(2,700)
Net interest income	$(2,318)	$12	$(2,306)	$(4,426)	$352	$(4,074)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the Nine Months Ended September 30, 2013
	Year-to-Date Income Variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(3,764)	$763	$(3,001)
Other earning assets	31	(115)	(84)
Gross loans (1)	(23,450)	(1,429)	(24,879)
Total earning assets	(27,183)	(781)	(27,964)
Interest-bearing liabilities
Total interest-bearing deposits	$(8,461)	$(1,366)	$(9,827)
Borrowed funds
Short-term borrowings	112	705	817
Federal Home Loan Bank long-term debt	(28)	(77)	(105)
Total borrowed funds	84	628	712
Total interest-bearing liabilities	(8,377)	(738)	(9,115)
Net interest income	$(18,806)	$(43)	$(18,849)
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2013 noninterest income was $22.3 million, an $8.5 million or 27.7% decrease from noninterest income of $30.8 million in the third quarter 2012.  The decline in noninterest income from the comparable quarter in 2012 was due primarily to a $2.9 million decline in FDIC loss sharing income, a $2.6 million decline in gain on the sale of investments securities, a $2.1 million decline in accelerated discount on covered loans, a $0.6 million decline in gains from sales of loans and a $0.5 million decline in other noninterest income. These declines were partially offset by a $0.3 million increase in bankcard income.

When losses are incurred on covered loans, the Company recognizes those credit losses as provision expense, while losses incurred on covered OREO are recognized as noninterest expense. Reimbursements due from the FDIC under loss sharing agreements related to these credit losses are referred to as FDIC loss sharing income and are recorded as noninterest income.

The impact on earnings of this offsetting activity is the net effect of the credit losses and FDIC reimbursement, representing the Company’s proportionate share of the credit losses realized on covered assets. Lower FDIC loss sharing income during the third quarter 2013 as compared to the third quarter 2012 was the result of declines in provision expense for covered loan and lease losses and loss sharing expense.

Accelerated discount is recognized when covered loans, which are generally recorded on the Company’s balance sheet at an amount less than the unpaid principal balance, prepay at an amount greater than their recorded book value. Prepayments can occur either through customer driven payments before the maturity date or loan sales.  The amount of discount attributable to the credit loss component of each loan varies and the recognized amount is offset by a related reduction in the FDIC indemnification asset. Lower income from the accelerated discount on covered loans during the third quarter 2013 was related to declines in both the volume and size of covered loans prepaying during the period as well as declines in the size of the remaining discounts on these loans.

The decline in gains on sales of investment securities was related to a significantly lower volume of sales activity during the third quarter 2013 as compared to the same period in 2012. The decline in net gains from sales of loans was also related to lower sales volume during the third quarter of 2013 as recent increases in long-term interest rates have impacted demand for residential mortgage loans. The decline in other noninterest income was primarily related to lower swap fee income during the third quarter 2013 as compared to the same period in 2012 as demand for customer swaps has been impacted by increased regulatory requirements around borrower eligibility.

Noninterest income for the nine months ended September 30, 2013 was $60.6 million, a $35.7 million or 37.1% decrease from noninterest income of $96.3 million for the nine months ended September 30, 2012.  The decline in noninterest income from the comparable period in 2012 was primarily related to a $22.5 million decline in FDIC loss sharing income as a result of lower provision expense for covered loan and lease losses and loss sharing expense in 2013. A $5.6 million decline in accelerated discount on covered loans, a $6.4 million decline in other noninterest income primarily related to a $5.0 million litigation settlement received in the second quarter of 2012 and a $1.3 million decline in swap fee income in 2013 also contributed to the decline.

NONINTEREST EXPENSE

First Financial completed a comprehensive efficiency study across all business lines and support functions during the third quarter 2012. As a result, the Company identified approximately $17.1 million of annualized cost savings impacting several expense categories. In the third quarter 2013, the Company incurred certain pre-tax expenses resulting from its efficiency initiative and other staffing-related changes of $1.1 million. Approximately $0.7 million was related to employee benefit expenses associated with staffing reductions and $0.3 million was related to expenses associated with real estate consolidation and closure plans. The Company estimates that it has achieved annualized run rate savings exceeding the initial target of $17.1 million as all initiatives have now been implemented, and it remains on track to realize 85% of the annual target in 2013 results. In connection with execution of the current plan, the Company has identified additional initiatives that it is implementing in the fourth quarter 2013. These initiatives are expected to produce $5.0 million of added cost savings that will be realized in 2014 full year results across multiple expense categories. Ultimately, the continued achievement of these cost savings will be contingent upon management's ability to successfully implement the efficiency plan while managing external factors, such as regulatory changes and a dynamic business environment, without impacting service levels throughout the Company and to our customers.

Third quarter 2013 noninterest expense was $48.8 million compared with $55.3 million for the third quarter of 2012. The $6.5 million or 11.7% decrease from the comparable quarter in 2012 was primarily attributable to a $3.4 million decline in salaries and benefits expense, a $1.9 million decline in loss sharing expense, a $1.7 million decline in other noninterest expense, a $1.2 million decline in losses recorded on uncovered OREO and a $0.4 million decline in marketing expense. These declines were partially offset by $1.4 million of pension settlement charges and a $0.3 million increase in data processing expense.

The decline in salaries and benefits expenses was primarily attributable to staffing reductions and branch consolidations associated with the Company's previously announced efficiency efforts throughout 2012 and into 2013. Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs as the balance of covered assets continues to decline. Losses on covered OREO and loss sharing expense are partially reimbursed by the FDIC.

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

The decline in other noninterest expense was primarily due to $0.4 million of accelerated amortization expense recognized in 2012 related to intangible assets associated with the disposal of certain acquired branches as well as a $0.5 million decline in the reserve for unfunded commitments period over period. Gains or losses on OREO are generally the result of declines in the estimated fair value, and gains or losses on final disposition of OREO properties during the period. Higher data processing expense during the third quarter 2013 was due to software and system implementations, including new internet and mobile banking platforms introduced in late 2012.

During the third quarter 2013, First Financial recognized $1.4 million of pension settlement charges as a result of the year to date level of lump sum distributions from the Company's pension plan. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. First Financial incurred these pension settlement charges as a result of employee-related actions, including staff retirements as well as recent efficiency initiatives, and the resulting lump sum distributions from the plan. As First Financial has exceeded the annual accounting threshold for lump sum distributions for 2013, the Company will continue to recognize a proportionate share of any further lump sum distributions from its pension plan as additional pension settlement charges through the remainder of the year. The accounting threshold for lump sum distributions will reset at the beginning of 2014.

On a year-to-date basis, noninterest expense declined $13.3 million or 7.9%, from $168.5 million for the nine months ended September 30, 2012 to $155.2 million for the nine months ended September 30, 2013. Similar to the drivers of the noninterest expense decline for the third quarter 2013 as compared to the same period in 2012, the year-to-date decline was primarily attributable to a $7.7 million decline in salaries and benefits expense, a $6.4 million decline in losses recorded on both covered and uncovered OREO, a $2.9 million decline in other noninterest expense, a $2.8 million decline in loss sharing expense, a $0.7 million decline in marketing expense and a $0.5 million decline in professional services expense. These declines were partially offset by increases of $1.3 million in data processing expenses related to the new internet and mobile banking platforms, $1.1 million in net occupancy expense associated with facilities that came online during 2012 as well as occupancy costs associated with the Company's efficiency efforts and $5.7 million of pension settlement charges in 2013.

INCOME TAXES

Income tax expense was $7.6 million and $8.9 million for the third quarters of 2013 and 2012, respectively. The effective tax rates for the third quarters of 2013 and 2012 were 33.9% and 35.4%, respectively. Income tax expense for the nine months ended September 30, 2013 and 2012 was $20.5 million and $27.2 million, respectively. The year-to-date effective tax rate through September 30, 2013 was 31.5% compared to 34.8% for the comparable period in 2012.

The decline in the effective tax rate for the third quarter 2013 as compared to the third quarter 2012 was primarily the result of state tax planning strategies implemented during 2013, including the formation of a captive real estate investment trust, as well as higher income earned on tax-exempt investment securities. Similarly, the decline in the effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was the result of state tax planning strategies and higher income earned on tax-exempt investment securities as well as favorable tax reversals related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and an adjustment to deferred tax liabilities relating to a favorable change in state tax laws in 2013.

LOANS - EXCLUDING COVERED LOANS

First Financial continues to experience strong loan demand in 2013 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding covered loans and loans held for sale, totaled $3.4 billion as of September 30, 2013, increasing $251.9 million, or 10.6% on an annualized basis, compared to December 31, 2012.  The increase in loan balances from December 31, 2012 was primarily related to a $99.0 million increase in commercial loans and a $77.0 million increase in commercial real estate loans, with contributions also coming from residential mortgage, construction lending and lease financing, which increased $34.6 million, $16.6 million and $25.8 million, respectively.

Third quarter 2013 average loans, excluding covered loans and loans held for sale, increased $385.1 million or 12.8% from the third quarter of 2012.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of a $165.7 million increase in commercial real estate loans, a $125.9 million increase in commercial loans, a $53.7 million increase in residential real estate loans and a $41.7 million increase in lease financing, partially offset by a $10.6 million decline in installment loans.

LOANS - COVERED

Covered loans continued to decline during the quarter, totaling $518.5 million at September 30, 2013, a $229.6 million or 30.7% decline compared to December 31, 2012.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss share coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. Loans with coverage terminated, or removed, generally represent loans to primarily high quality borrowers involving a change in loan terms which caused the respective loans to no longer qualify for reimbursement from the FDIC in the event of credit losses.

INVESTMENTS

First Financial's investment portfolio totaled $1.6 billion or 25.6% of total assets at September 30, 2013, compared with a balance of $1.9 billion or 28.8% of total assets at December 31, 2012.  Securities available-for-sale at September 30, 2013, totaled $854.7 million, compared with a balance of $1.0 billion at December 31, 2012, while held-to-maturity securities totaled $669.1 million at September 30, 2013 compared with a balance of $770.8 million at December 31, 2012.

The investment portfolio decreased $274.6 million, or 14.6%, during the first nine months of 2013 as $158.1 million of purchases were offset by amortizations and paydowns in the portfolio. The Company also sold $90.3 million of agency MBSs and collateralized mortgage obligations (CMOs) during the year in order to enhance liquidity and reduce prepayment and premium risks, resulting in a gain of $1.7 million. The overall duration of the investment portfolio increased to 4.1 years as of September 30, 2013 from 2.8 years as of December 31, 2012 primarily due to rising long-term interest rates, which are impactful to mortgage related assets and the primary driver of maturity extension risk.

First Financial had previously implemented a strategy during the third quarter of 2012 to pre-fund the next twelve months of estimated securities portfolio run-off with short-term borrowings. The Company began to unwind this strategy early in 2013 by slowing the pace of reinvestment in the securities portfolio in order to balance loan demand and deposit outflows. This strategy continued into the third quarter of 2013 as a result of sustained loan demand and as part of the Company's strategies to manage the potential impact of rising long-term interest rates on balance sheet sensitivity and capital. The Company completed its efforts to unwind the pre-funding strategy and began reinvesting proceeds from the portfolio during the third quarter 2013 using a barbell approach, investing approximately 60 to 70% of proceeds in fixed rate securities and 30 to 40% in floating rate securities.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $9.8 million unrealized after-tax loss on the investment portfolio at September 30, 2013, which declined $22.6 million from a $12.8 million unrealized after-tax gain at December 31, 2012. The declines in value of the Company's investment portfolio at September 30, 2013 is primarily due to the impact from rising interest rates and the effect on asset prices during 2013.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet and capital sensitivity, as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

First Financial's deposit balances continue to be impacted by the Company's efforts to improve core relationship profitability and deposit funding costs, as well as attrition resulting from banking center consolidation activities in recent periods. Total deposits as of September 30, 2013 were $4.7 billion, a decrease of $226.8 million or 4.6% compared to December 31, 2012.  The decrease in total deposits at September 30, 2013 as compared to December 31, 2012 was driven by a $142.6 million or 13.3% decline in total time deposits as well as an $84.2 million or 2.2% decline in total non-time deposit balances. The decline in time deposit balances was primarily the result of lower consumer balances stemming from the Company's continued efforts to manage deposit funding costs, as well as declines in certain public fund deposits. The decline in non-time deposit balances was driven primarily by a $76.2 million decrease in public fund balances.

Year-to-date average deposits declined to $4.8 billion at September 30, 2013 from $5.3 billion at September 30, 2012 primarily due to decreases in average interest-bearing demand deposits of $96.3 million and average time deposits of $410.3 million, partially offset by an increase in noninterest-bearing deposits of $52.3 million. The year-over-year decline in average time deposits was a result of the Company's continued efforts to reduce single service and higher-cost time deposits.

As the Company's deposit base continues to shift away from time deposits toward market-driven deposit products, First Financial has executed interest rate swaps to hedge against interest rate volatility on indexed floating rate deposits. These interest rate swaps, totaling $100.0 million as of September 30, 2013 and $35.0 million as of December 31, 2012, involve the receipt by First Financial of variable-rate interest payments in exchange for fixed-rate interest payments by First Financial for approximately 6 years. As a result, First Financial has secured fixed rate funding associated with these swaps at a weighted average cost of funds of 1.45% for the duration of the interest rate swaps. Additionally, in a rising interest rate environment, the market value of these interest rate swaps increases, resulting in an increase in Other Comprehensive Income.

Borrowed funds decreased to $684.8 million at September 30, 2013 from $699.8 million at December 31, 2012, primarily due to the maturity of a $12.5 million repurchase agreement during the third quarter 2013.

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

For further discussion of these risks, see the Risk Management section in Management's Discussion and Analysis in First Financial’s 2012 Annual Report and the information below.

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

The allowance for uncovered loan and lease losses was $45.5 million as of September 30, 2013 compared to $47.8 million as of December 31, 2012.  As a percentage of period-end loans, the allowance for loan and lease losses was 1.33% as of September 30, 2013 compared to 1.50% as of December 31, 2012.  The decrease in the allowance for uncovered loan and lease losses from December 31, 2012 was primarily the result of paydowns, charge-offs and other resolution activities related to impaired loans that resulted in lower specific reserves as well as modest improvement in historical loss rates and consumer loan credit expectations. Additionally, the allowance as a percentage of loans continues to be impacted by loan growth as well, as newly originated loans are generally reserved for at lower rates.

Third quarter 2013 net charge-offs were $2.9 million or 0.34% of average loans and leases on an annualized basis, compared with $5.4 million or 0.71% of average loans and leases on an annualized basis for the comparable quarter in 2012. The $2.4 million decrease from the comparable period in 2012 was primarily the result of increases in recoveries of previously charged-off commercial real estate and construction real estate loans, as well as reduced charge-offs of commercial, residential real estate and construction real estate loans.

Net charge-offs for the nine months ended September 30, 2013, were $9.1 million or 0.37% of average loans and leases on an annualized basis compared to $18.6 million or 0.83% of average loans and leases on an annualized basis for the same period in

2012. The $9.5 million decrease in net charge-offs for the nine months ended September 30, 2013 compared to September 30, 2012 was also primarily related to declines in commercial real estate and construction real estate net charge-offs. The timing and amount of net charge-offs are dependent on the individual credit characteristics of each loan relationship as well as the Company's resolution strategies and can vary from period to period.

Provision expense related to uncovered loans and leases is a product of the Company's allowance for loan and lease losses model as well as net charge-off activity during the period. Third quarter 2013 provision expense related to uncovered loans and leases was $1.4 million as compared to $3.6 million during the comparable quarter in 2012. Provision expense for the nine months ended September 30, 2013 was $6.9 million compared to $15.2 million for the comparable period in 2012.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended					Nine months ended
	2013			2012		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2013	2012
Allowance for loan and lease loss activity
Balance at beginning of period	$47,047	$48,306	$47,777	$49,192	$50,952	$47,777	$52,576
Provision for loan losses	1,413	2,409	3,041	3,882	3,613	6,863	15,235
Gross charge-offs
Commercial	1,482	859	781	657	1,340	3,122	3,655
Real estate-construction	0	0	0	0	180	0	2,684
Real estate-commercial	2,174	2,044	995	2,221	2,736	5,213	8,791
Real estate-residential	249	326	223	454	565	798	1,360
Installment	99	97	100	267	134	296	310
Home equity	411	591	701	1,722	380	1,703	1,939
All other	696	277	410	227	469	1,383	1,025
Total gross charge-offs	5,111	4,194	3,210	5,548	5,804	12,515	19,764
Recoveries
Commercial	92	67	319	71	202	478	322
Real estate-construction	490	0	136	0	0	626	0
Real estate-commercial	1,264	57	39	46	38	1,360	219
Real estate-residential	98	5	4	3	33	107	70
Installment	57	110	77	53	72	244	270
Home equity	95	225	52	32	31	372	83
All other	69	62	71	46	55	202	181
Total recoveries	2,165	526	698	251	431	3,389	1,145
Total net charge-offs	2,946	3,668	2,512	5,297	5,373	9,126	18,619
Ending allowance for loan and lease losses	$45,514	$47,047	$48,306	$47,777	$49,192	$45,514	$49,192

Net charge-offs to average loans and leases (annualized)
Commercial	0.59%	0.35%	0.22%	0.28%	0.56%	0.39%	0.54%
Real estate-construction	(2.09)%	0.00%	(0.68)%	0.00%	0.78%	(0.94)%	3.54%
Real estate-commercial	0.24%	0.55%	0.27%	0.63%	0.81%	0.36%	0.89%
Real estate-residential	0.17%	0.38%	0.27%	0.58%	0.72%	0.28%	0.59%
Installment	0.33%	(0.10)%	0.17%	1.46%	0.41%	0.13%	0.08%
Home equity	0.34%	0.40%	0.72%	1.82%	0.38%	0.48%	0.69%
All other	2.27%	0.90%	1.63%	0.94%	2.51%	1.63%	1.99%
Total net charge-offs	0.34%	0.45%	0.32%	0.68%	0.71%	0.37%	0.83%

Allowance for loan and lease losses - covered loans. The majority of the Company's covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows from the loans. For purposes of applying the guidance under FASB ASC Topic 310-30, First Financial grouped acquired loans into pools based on common risk characteristics. A decline in expected cash flows for a pool of loans is referred to as impairment and recorded as provision expense, and a related allowance for loan and lease losses on covered loans, on a discounted basis during the period.  Estimated reimbursements due from the FDIC under loss sharing agreements related to any declines in expected loan cash flows are recorded as noninterest income and an increase to the FDIC indemnification asset in the same period. Improvement in expected cash flows for a pool of loans, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loans in the pool and a related adjustment to the yield on the FDIC indemnification asset. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. See Note 10, Allowance for Loan and Lease Losses, to the Consolidated Financial Statements for further discussion of First Financial's allowance for covered loans.

The Company recognized provision expense on covered loans of $5.3 million and realized net charge-offs of $15.0 million during the quarter, resulting in an allowance for covered loan losses of $23.3 million as of September 30, 2013. For the third quarter 2012, First Financial recognized provision expense on covered loans of $6.6 million and realized net charge-offs of $6.1 million during the period, resulting in an allowance for covered loan losses of $48.9 million as of September 30, 2012. Similarly, First Financial recognized provision expense on covered loans of $6.1 million and realized net charge-offs of $28.0 million for the nine months ended September 30, 2013 while the Company recognized provision expense on covered loans of $25.6 million and net charge-offs of $19.6 million for the nine months ended September 30, 2012. The difference between provision expense and net charge-offs primarily relates to the quarterly re-estimation of cash flow expectations.

Lower levels of provision expense and higher levels of net charge-offs related to covered loans for the three and nine months ended September 30, 2013 as compared with the same periods in 2012 were impacted by a significant level of resolutions and paydowns in the covered loan portfolio, as well as enhancements to the Company's valuation methodology, during 2013. First Financial implemented certain enhancements to its valuation methodology to place greater emphasis on changes in total expected cash flows and less emphasis on changes in the net present value of expected cash flows during the second quarter 2013. These enhancements, as well as net charge-off activity related to increased problem loan resolutions, contributed to the decline in the allowance for loan losses related to covered loans in 2013.

During the third quarter 2013, First Financial also incurred loss sharing and covered asset expenses of $1.7 million, consisting primarily of credit expenses, and $0.2 million of net losses related to covered OREO. For the third quarter of 2012, the Company incurred loss sharing and covered asset expenses of $3.6 million and modest net gains on covered OREO. For the nine months ended September 30, 2013, the Company incurred loss sharing and covered asset expenses of $5.6 million offset by $2.2 million of net gains related to covered OREO. For the comparable period in 2012, First Financial incurred loss sharing and covered asset expenses of $8.4 million and $2.5 million of net losses related to covered OREO.

The receivables due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $5.6 million and $8.5 million for the three months ended September 30, 2013 and 2012, respectively, were recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods.

For the nine months ended September 30, 2013 and 2012, the receivables due from the FDIC under loss sharing agreements related to covered provision expense, loss sharing expense and losses on covered OREO of $7.1 million and $29.6 million were recognized as FDIC loss sharing income and corresponding increases to the FDIC indemnification asset in those periods. The lower FDIC loss sharing income in 2013 reflects the declines in provision expense on covered loans, losses on covered OREO and loss sharing expense during the year.

	Three months ended					Nine months ended
	2013			2012		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2013	2012
Balance at beginning of period	$32,961	$45,496	$45,190	$48,895	$48,327	$45,190	$42,835
Provision for loan and lease losses	5,293	(8,283)	9,042	5,283	6,622	6,052	25,620
Loans charged-off	(21,009)	(4,681)	(9,684)	(9,568)	(9,058)	(35,374)	(24,339)
Recoveries	6,014	429	948	580	3,004	7,391	4,779
Ending allowance for covered loan losses	$23,259	$32,961	$45,496	$45,190	$48,895	$23,259	$48,895

Delinquent Loans - excluding covered loans. At September 30, 2013, loans 30-to-89 days past due decreased to $10.4 million, or 0.30% of period end loans, as compared to $16.3 million, or 0.51%, at December 31, 2012. The decrease in delinquent loans compared to December 31, 2012 was driven primarily by the reclassification of a $2.0 million commercial real estate credit to nonaccrual status as well as a commercial real estate credit and an equipment finance credit, totaling $3.7 million in the aggregate, that were brought current by the borrowers.

Nonaccrual/Nonperforming Assets - excluding covered assets. Nonaccrual loans, including troubled debt restructurings (TDRs) classified as nonaccrual, totaled $57.9 million as of September 30, 2013 compared to $65.0 million as of December 31, 2012, representing a $7.1 million, or 10.9% decrease. Nonperforming loans totaled $74.2 million and nonperforming assets totaled $86.0 million as of September 30, 2013 compared with $75.9 million and $88.4 million, respectively, at December 31, 2012. While the levels of nonperforming loans and nonperforming assets have declined modestly, the composition has improved as accruing TDRs represent a larger share of nonperforming loans and nonperforming assets at September 30, 2013.

The third quarter 2013 allowance for loan and lease losses as a percentage of nonaccrual loans, including nonaccrual TDRs was 78.6% compared with 73.5% at December 31, 2012. The allowance for loan and lease losses as a percentage of nonperforming loans, which include accruing TDRs, was 61.3% at September 30, 2013 compared with 63.0% at December 31, 2012.

Total classified assets as of September 30, 2013 totaled $120.4 million compared to $129.0 million at December 31, 2012. Classified assets are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse.

Troubled Debt Restructurings - excluding covered loans. TDRs totaled $29.3 million at September 30, 2013, a $4.3 million increase from December 31, 2012.  Accruing TDRs increased $5.4 million from December 31, 2012, generally as a result of renewals and term extensions of performing, substandard-rated loans that are experiencing operating cash flow stress but have strong underlying collateral and guarantor support. TDRs classified as nonaccrual decreased $1.1 million from December 31, 2012.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the terms of the loan modification.

Other Real Estate Owned. At September 30, 2013, First Financial had OREO properties originating from uncovered loans totaling $11.8 million, compared with $12.5 million at December 31, 2012. Uncovered OREO decreased $0.7 million from December 31, 2012 to September 30, 2013 as resolutions and valuation adjustments of $4.3 million exceeded $3.6 million of additions during the first nine months of 2013.

OREO originating from covered loans was $27.7 million at September 30, 2013, compared with $28.9 million at December 31, 2012. Covered OREO decreased $1.1 million, or 3.9%, from December 31, 2012 as resolutions and valuation adjustments of $22.6 million exceeded additions of $21.5 million during the first nine months of 2013.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of September 30, 2013, and the four previous quarters.

	Quarter ended
	2013			2012
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans
Commercial	$8,554	$12,925	$16,296	$15,893	$10,105
Real estate - construction	1,099	1,104	2,094	2,102	3,702
Real estate - commercial	35,549	35,055	33,871	34,977	38,763
Real estate - residential	9,346	9,369	8,295	7,869	7,070
Installment	421	249	341	452	284
Home equity	2,871	2,813	3,059	3,252	2,497
Lease financing	86	496	496	496	0
Nonaccrual loans	57,926	62,011	64,452	65,041	62,421
Accruing troubled debt restructurings (TDRs)	16,278	12,924	12,757	10,856	11,604
Total nonperforming loans	74,204	74,935	77,209	75,897	74,025
Other real estate owned (OREO)	11,804	11,798	11,993	12,526	13,912
Total nonperforming assets	86,008	86,733	89,202	88,423	87,937
Accruing loans past due 90 days or more	265	158	157	212	108
Total underperforming assets	$86,273	$86,891	$89,359	$88,635	$88,045
Total classified assets	$120,423	$129,832	$130,436	$129,040	$133,382

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	78.57%	75.87%	74.95%	73.46%	78.81%
Nonperforming loans	61.34%	62.78%	62.57%	62.95%	66.45%
Total ending loans	1.33%	1.39%	1.49%	1.50%	1.60%
Nonperforming loans to total loans	2.16%	2.22%	2.38%	2.39%	2.41%
Nonperforming assets to
Ending loans, plus OREO	2.50%	2.56%	2.74%	2.77%	2.86%
Total assets, including covered assets	1.38%	1.38%	1.40%	1.36%	1.41%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	2.03%	2.17%	2.34%	2.43%	2.48%
Total assets, including covered assets	1.12%	1.18%	1.20%	1.19%	1.22%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of equity arising from changes in market interest rates, and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or that mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. First Financial’s board of directors establishes policy limits with respect to interest rate risk and changes in the economic value of equity. First Financial’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management and treasury areas, oversees market risk management, monitoring risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost.  These financial commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, operating and capital expenditures. Liquidity is monitored and closely managed by ALCO. It is ALCO’s responsibility to ensure First Financial has the necessary level of funds available for normal operations as well as to maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management's plans to respond are in place.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  These sources are periodically tested for funding availability.

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

First Financial utilizes its short-term line of credit and longer-term advances from the Federal Home Loan Bank (FHLB) as funding sources.  At September 30, 2013, the Company had $518.2 million in short-term borrowings from the FHLB. At December 31, 2012, the Company had $502.0 million in short-term borrowings from the FHLB.  At September 30, 2013, and December 31, 2012, total long-term borrowings from the FHLB were $7.8 million and $9.4 million, respectively.  First Financial's total remaining borrowing capacity from the FHLB was $353.3 million at September 30, 2013.

First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $3.0 billion as collateral for borrowings from the FHLB as of September 30, 2013.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $854.7 million at September 30, 2013.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.2 million at September 30, 2013.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are also sources of liquidity.

In addition to liquidity on hand at September 30, 2013 of $188.1 million, First Financial had unused and available overnight wholesale funding of $1.8 billion, or 28.4% of total assets, to fund new loans, any deposit runoff that may occur as a result of continued deposit rationalization efforts and from markets that the Company is exiting or for general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $46.0 million for the first nine months of 2013.  As of September 30, 2013, First Financial’s subsidiaries had retained earnings of $353.6 million of which $28.3 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $91.7 million in cash as of September 30, 2013, which is more than two times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses.

Capital expenditures, such as banking center expansions and technology investments were $6.0 million and $18.6 million for the first nine months of 2013 and 2012, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios as defined by the regulations of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2013, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2013, and December 31, 2012, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

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

For purposes of calculating the leverage ratio, average assets represents quarterly average assets less assets not qualifying for total risk-based capital including intangible assets, non-qualifying mortgage servicing rights and the allowance for loan and lease losses.

Consolidated regulatory capital ratios at September 30, 2013, included the leverage ratio of 10.29%, Tier 1 capital ratio of 15.26% and total capital ratio of 16.53%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $353.1 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.60% at September 30, 2013 as compared to 9.50% at December 31, 2012.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk weighted assets during 2013 primarily as a result of declines in lower risk weighted covered assets offset by increases in higher risk weighted uncovered loans and investment securities. First Financial's Leverage ratio was positively impacted by a decline in average assets through September 30, 2013. Contributions to shareholders’ equity from earnings were limited in both 2013 and 2012 as a result of the Company's variable dividend payout.

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

The following tables illustrate the actual and required capital amounts and ratios as of September 30, 2013 and December 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk-weighted assets
Consolidated	$684,363	16.53%	$331,245	8.00%	N/A	N/A
First Financial Bank	593,732	14.40%	329,835	8.00%	$412,294	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	631,846	15.26%	165,622	4.00%	N/A	N/A
First Financial Bank	534,475	12.96%	164,918	4.00%	247,376	6.00%

Tier 1 capital to average assets
Consolidated	631,846	10.29%	245,692	4.00%	N/A	N/A
First Financial Bank	534,475	8.71%	245,330	4.00%	306,662	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
Consolidated	$686,961	17.60%	$312,328	8.00%	N/A	N/A
First Financial Bank	586,023	15.04%	311,618	8.00%	$389,523	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	637,176	16.32%	156,164	4.00%	N/A	N/A
First Financial Bank	529,196	13.59%	155,809	4.00%	233,714	6.00%

Tier 1 capital to average assets
Consolidated	637,176	10.25%	248,761	4.00%	N/A	N/A
First Financial Bank	529,196	8.52%	248,408	4.00%	310,511	5.00%

Shareholder Dividends. First Financial's board of directors authorized a regular dividend of $0.15 per common share for the next regularly scheduled dividend, payable on January 2, 2014 to shareholders of record as of November 29, 2013.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The Company expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under the Basel III. The Company repurchased 460,500 shares under this plan during the fourth quarter of 2012 at an average price of $14.78 per share and 540,400 shares at an average price of $15.43 per share during the first six months of 2013. Since the Company reached its annual target of 1,000,000 shares repurchased in the second quarter, no shares were purchased during the third quarter of 2013. At September 30, 2013, 3,999,100 common shares remained available for repurchase under this plan.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2012 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2013.

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2013, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.98)%	(0.94)%	1.22%
NII-Year 2	(6.07)%	0.82%	3.93%
EVE	(6.00)%	0.76%	3.68%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  These assumptions are periodically reviewed in the context of balance sheet changes, product offerings, external economic factors and anticipated client behavior.  In addition, the Company internally evaluates the impact of yield curve twist scenarios (i.e. flattening, steepening and inversions of the yield curve) on NII and EVE. First Financial's projected results for near-term earnings at risk indicate a risk-neutral to modestly asset-sensitive position. Long-term NII and EVE modeling indicate the Company is asset sensitive.  First Financial is actively managing its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial's NII position was relatively unchanged from both a near-term and long-term perspective, during the third quarter 2013. Similarly, the Company's EVE sensitivity to a +100 basis point interest rate shock also did not change materially. The Company's EVE sensitivity to a +200 basis point interest rate shock became modestly less asset sensitive as a result of clients continuing to seek longer-term fixed rate loans to take advantage of the low interest rate environment, coupled with a continued shift in the Company's deposit mix away from time deposits toward market-driven deposit products. The Company continued to actively manage loan and deposit trends through the use of interest rate swaps designated as cash flow hedges during the quarter (See Note 6 to the Consolidated Financial Statements for further discussion of First Financial's use of derivatives).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2013
Share repurchase program	0	$0.00	0	3,999,100
Director Fee Stock Plan	3,022	15.85	N/A	N/A
Stock Plans	104,551	15.95	N/A	N/A
August 1 to August 31, 2013
Share repurchase program	0	$0.00	0	3,999,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	67,142	16.28	N/A	N/A
September 1 to September 30, 2013
Share repurchase program	0	$0.00	0	3,999,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	3,022	$15.85	N/A
Stock Plans	171,693	$16.08	N/A

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

Exhibit Number
10.1
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).(1)

10.2
Agreement for Performance-Based Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan between Bancorp and Claude E. Davis (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).(1)

10.3
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference). (1)

10.4
Severance and Change in Control Agreement between First Financial Bancorp and Kevin T. Langford, President - Consumer Banking dated November 1, 2013 (filed as Exhibit 10.2 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference). (1)

10.5
Consulting Agreement between First Financial Bancorp and Gregory A Gehlmann, EVP and General Counsel effective November 2, 2013 (filed as Exhibit 10.3 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference). (1)

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 000-12379.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President, Chief Administrative Officer		First Vice President and Corporate Controller
and Chief Financial Officer		(Principal Accounting Officer)

Date	11/6/2013	Date	11/6/2013