Form 10-K
period 2013-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2014-02-25
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 001-34762
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2013, was $829,690,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 24, 2014, there were issued and outstanding 57,510,991 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2014 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) under the heading "Forward-Looking Statements" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2013 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K). There is also the risk that our management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies we develop to address them are unsuccessful.

Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.  Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (First Financial, the Company, we, us, our), was formed in 1982.  First Financial is a mid-sized, regional bank holding company headquartered in Cincinnati, Ohio.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its oldest wholly owned subsidiary, First Financial Bank, National Association (the Bank), which was founded in 1863.

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

Commercial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables, and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of the Bank, First Financial Equipment Finance LLC (First Equipment Finance), primarily in its principal markets.  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

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

The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. The Bank generally does not retain servicing rights to the loans.  The credit underwriting standards adhere to a certain level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards help in the management of the credit risk elements and increase the marketability of the loans.

Consumer loans are primarily loans made to individuals.  These types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, which are key indicators of the ability to repay.  A certain level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers.  Both factors help provide diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

First Financial has minimal foreign currency transactions and, in general, does not have a significant exposure to foreign currencies. Foreign currency activities are generally related to services provided to commercial customers.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2013, and is incorporated herein by reference.

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

Employees

At December 31, 2013, First Financial and its subsidiaries had 1,422 full-time and part-time employees.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

During the third quarter of 2009, through Federal Deposit Insurance Corporation (FDIC)-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (Irwin Union Bank and Irwin FSB, collectively, Irwin). Prior to the FDIC-assisted transactions, the Company also acquired three Indiana banking centers including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the Company through the generation of additional capital.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC will reimburse First Financial for losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets), beginning with the first dollar of loss.  Covered loans represent approximately 12% of First Financial’s loans at December 31, 2013. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans are provided loss protection for a period of five years and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

First Financial must follow specific servicing and resolution procedures, as outlined in the loss sharing agreements, in order to receive reimbursement from the FDIC for losses on covered assets.  The Company has established separate and dedicated teams of finance, credit and technology staff to execute and monitor all activity related to each agreement, including the required periodic reporting to the FDIC.  First Financial services all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss sharing agreement.

On December 17, 2013, First Financial and the Bank entered into an Agreement and Plan of Merger with The First Bexley Bank, an Ohio state-chartered commercial bank (“First Bexley”), pursuant to which First Bexley will merge with and into the Bank (the “First Bexley Merger”). First Bexley’s shareholders will be entitled to receive merger consideration equal to $30.50 for each common share of First Bexley consisting of $24.40 in common shares of First Financial and $6.10 in cash, subject to certain adjustments depending upon changes in the price of First Financial’s common shares. Closing of the First Bexley Merger, which is anticipated to occur in the second quarter of 2014, is subject to customary conditions, including, among others, approval of the Agreement and Plan of Merger by First Bexley’s shareholders, receipt of required regulatory approvals and effectiveness of a registration statement to be filed by First Financial with the Securities and Exchange Commission (“SEC”), and approval for listing on the NASDAQ, with respect to the common shares to be issued in the Bexley Merger.

On December 19, 2013, First Financial and the Bank entered into an Agreement and Plan of Merger with Insight Bank, an Ohio state-chartered commercial bank (“Insight”), pursuant to which Insight will merge with and into the Bank (the “Insight Merger”). Insight’s shareholders will be entitled to receive merger consideration equal to $20.50 for each common share of Insight, 80% of which ($16.40) will be paid in common shares of First Financial and 20% of which ($4.10) will be paid in cash, subject to adjustment depending upon changes in the price of First Financial’s common shares. Closing of the Insight Merger, which is anticipated to occur in the second quarter of 2014, is subject to customary conditions, including, among others, approval of the Agreement and Plan of Merger by Insight’s shareholders, receipt of required regulatory approvals and effectiveness of a registration statement to be filed by First Financial with the SEC, and approval for listing on the NASDAQ, with respect to the common shares to be issued in the Insight Merger.

Market and Competitive Information

First Financial, through the regionalization efforts and business model of the Bank, delivers a community banking philosophy to its clients.  First Financial currently serves a combination of metropolitan and non-metropolitan markets primarily in Indiana, Ohio, and Kentucky through its full-service banking centers.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients and helping them reach greater levels of financial success.

We also compete on a nationwide basis with respect to franchisee lending through our franchise finance subsidiary, First Franchise Capital.

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other sections of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.  In recent years, the overall national economy was negatively impacted by the deterioration of the sub-prime lending market, which quickly developed into a credit and liquidity crisis in other sectors of the financial services industry.  This resulted in the implementation of a number of government sponsored programs designed to invest capital and liquidity into the financial services sector for the purposes of strengthening consumer confidence and stimulating lending activity.  However, First Financial’s strong liquidity and capital position, combined with conservative lending practices, have allowed the Company, to this point, to significantly mitigate macro-economic risk.

First Financial believes that it is well positioned to compete in these markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a decision-making network of local management.  First Financial believes that it is better positioned to compete for business than other smaller banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of the Bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.

First Financial faces strong competition from financial institutions and other non-financial organizations.  Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States.  In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by First Financial.  Major stores compete for loans by offering credit cards and retail installment contracts.  It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify.

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

Bank Holding Company Regulation

We are subject to the provisions of the Bank Holding Company Act of 1956, as amended (the BHCA) and subject to supervision and examination by the Federal Reserve Board.  The BHCA requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States.  In addition, subject to regulatory approval, First Financial can acquire thrift institutions.  Acquisitions are subject to certain anti-competitive limitations.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Depository Institution Regulation

The Bank, as a national banking association, is subject to supervision and regular examination by the Office of the Comptroller of the Currency (OCC). All depository institutions and their deposits are insured up to the legal limits by the Deposit Insurance Fund (DIF) which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act (FDIA).

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

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  The Bank currently is in Risk Category I.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC adopted rules, under which insurance premium assessments are based on an institution's quarterly average total assets minus its quarterly average tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  All base assessment rates are subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected the Bank's prepaid assessments amounting to $17.0 million on December 30, 2009. First Financial Bank had no remaining prepaid FDIC assessments at December 31, 2013.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits of the total industry. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company. As of its last examination, the Bank received a Community Reinvestment Act rating of “satisfactory.”

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

Fiscal and Monetary Policies

The earnings of banks, and, therefore, the earnings of First Financial (and its subsidiaries), are affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve Board.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation.  Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.

Limits on Dividends and Other Payments

There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its bank holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC. In addition, the Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

The ability of First Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. However, because the Federal Reserve Board expects us to serve as a source of strength to the Bank, as discussed above, payment of dividends by the Bank may be restricted at any time at the discretion of the OCC if the OCC deems such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting our ability to pay dividends on our shares.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act, implementing far-reaching changes to the regulation of the financial services industry, was signed into law in 2010. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on us and our subsidiaries cannot currently be known. Among the provisions already implemented that have or may have an effect on us or its subsidiaries are the following:

•
the Consumer Financial Protection Bureau has been formed with broad powers to adopt and enforce consumer protection regulations that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

•
the Federal Reserve Board has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to the Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive; and

•	new capital regulations for bank holding companies, which impose stricter requirements, and trust preferred securities issued after May 19, 2010 will no longer constitute Tier 1 capital.

Additionally, new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

Regulatory Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies, and the OCC has adopted risk-based capital guidelines for national banks. Capital levels as measured by these standards are used, among other reasons, to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions. The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as Tier 1 risk-based capital). The remainder of total risk-based capital (commonly known as Tier 2 risk-based capital) may consist of certain types and amounts of each of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan losses, and net unrealized gains on available-for-sale equity securities. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC has also adopted minimum leverage ratio guidelines for national banks.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

In order to be “well-capitalized” under current capital requirements, a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Our management believes that both First Financial and the Bank meet the requirements to be deemed “well-capitalized” according to the guidelines described above.

The risk-based capital guidelines currently in effect are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision in 1988. In July 2013, the United States adopted what is commonly known as “Basel III” and banking regulators issued final rules applicable to smaller banks, such as us.

Among the most significant changes, the new rules:

•	Establish new minimum capital requirements which retain the current minimum total capital ratio of 8.0%, but increase the minimum Tier 1 risk-based capital ratio from 4% to 6%;

•	Establish a new minimum common equity Tier 1 capital ratio of 4.5%, and specify the criteria to determine what constitutes common equity Tier 1 capital;

•
Establish a new capital conservation buffer requiring banks to hold an additional 2.5% of common equity Tier 1 capital in excess of the minimum, and restrict the payments of dividends and distributions and certain bonus payments to executives if capital ratios fall below the buffer amount;

•	Retain the minimum leverage ratio of 4%;

•	Establish stricter eligibility requirements for capital instruments;

•	Replace the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;

•
Establish stricter limitations on the extent to which deferred tax assets, mortgage servicing assets and significant investments in unconsolidated financial institutions may be included in Tier 1 capital; and

•	Increase risk weights for past-due loans and loan commitments, certain commercial real estate loans and selected other changes in risk weights.

We will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective January 1, 2015, whereas other capital requirements, such as the capital conservation buffer, phase in through January 1, 2019. First Financial expects to be in compliance with these requirements as they become applicable.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as us. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the Proposed Joint Rules). The Proposed Joint Rules generally apply to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Joint Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed

Joint Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year.

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. The Bank from time to time may engage in trading activities or own the types of funds regulated by the Volcker Rule.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

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

Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit and fraud losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility could have an adverse effect on our business.

The capital and credit markets continue to experience volatility and disruption on unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.  Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.

Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

The possibility that certain European Union (EU) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. A default or threatened default of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and expose us to increased losses. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans and negatively impact the mortgages we hold and our ability to enforce them

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;

•	a reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint may adversely affect us, including requiring us to take additional loan loss provisions or to write down loans.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially and adversely affect our financial condition and results of operations.

There is no assurance that our non-impaired loans will not become impaired or that the impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Weakness in the real estate market, including the secondary residential mortgage loan markets, could adversely affect us.

Disruptions in the secondary market for residential mortgage loans limit the market for and liquidity of many mortgage loans. The effects of mortgage market challenges, combined with corrections in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sales of mortgage loans. Such conditions could result in higher losses, write downs, and impairment charges in our mortgage and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

Real estate volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired, less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur and/or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty.  In addition, in cases where we have extended credit against collateral, we may find that we are under secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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

The overall economy, while showing signs of improvement in 2013, remains fragile and has yet to demonstrate a clear ability to sustain this improvement. Deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Fluctuations in the allowance for loan losses are not uncommon primarily as a result of changing economic conditions.

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could adversely affect our business.

The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately determine demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its our business.

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

Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	the yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;

•	the value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;

•	the value of assets for which we provide processing services could decline;

•	the demand for loans and refinancings may decline, which could negatively impact income related to loan originations; or

•	to the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

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

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, as well as increasing our funding costs.

Our asset management business subjects us to a variety of risks.

At December 31, 2013, we had $2.5 billion in assets under management.  A sharp decline in the stock market can negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged misconduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts.  A cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system.  We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  Furthermore, we may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

We rely on our systems, employees, and certain counterparties, and certain failures, such as a security breach, could materially adversely affect our operations.

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

A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in class action litigation.  Cyber security risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.  In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.

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

We May Be Subject to General Claims and Litigation Liability.

In the ordinary course of business, we may be named as defendant or may otherwise face claims or legal action, including class actions, from a variety of sources including, among others, customers, vendors, regulatory agencies, employees, federal, state or local governments. Such claims or legal action may include, among others, breach of contract, breach of fiduciary duty, discrimination, harassment, fraud, and infringement of patents, copyrights or trademarks. Such claims or legal action may also make demands for substantial monetary damages and require substantial amounts of time and resources to defend. Should we be named as defendant or otherwise face such claims or legal actions, there can be no assurance that we would be successful in its defense against such actions, which could have a material adverse impact on our financial position, results of operations and liquidity. Additional information related to litigation is included in Note 6 to the consolidated financial statements and in Item 3, Part I of this Annual Report on Form 10-K.

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

Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common shares dividend in the future. Additionally, our funds to pay dividends rely in large part on dividends paid to us by the Bank, which are subject to regulatory restrictions in certain circumstances. This could adversely affect the market price of our common shares.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common shares.

Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 57,533,046 shares are outstanding at December 31, 2013. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares, and our shareholders do not have preemptive rights to purchase newly issued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that our bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

To enhance liquidity, we may from time to time borrow under credit facilities or other indebtedness. Turbulence in the capital and credit markets may cause many lenders and institutional investors to reduce or cease to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings.

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

We are a holding company that conducts substantially all of our operations through the Bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to us. As of the close of business on December 31, 2013, the Bank had an additional $20.8 million available to pay dividends to us without prior regulatory approval.

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

First Financial and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the OCC, the Federal Reserve Board, the FDIC, SEC, the Financial Industry Regulatory Authority (FINRA), and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.

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

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, lending, financial, technical, marketing, sales, and support personnel. Competition for qualified personnel is intense and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

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

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval and other closing conditions. We may expend substantial time and resources pursuing potential acquisitions which may not be consummated because regulatory approval is not received or other closing conditions are not satisfied. In addition, our existing credit facility and the terms of other indebtedness that we may subsequently incur may restrict our ability to consummate certain acquisitions. Additionally, the banking regulators and applicable regulations may restrict our ability to engage in acquisitions under certain circumstances. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an adverse impact on our liquidity, results of operations, and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner and could be significantly more expensive than we anticipate.

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States (GAAP).

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

See the “Critical Accounting Policies” in the MD&A and Note 1, “Summary Of Significant Accounting Policies,” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

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

We maintain an available for sale investment securities portfolio which includes assets with various types of instruments and maturities.  At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available for sale securities are recognized in shareholders' equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value and recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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

Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Risks Related to the Acquisition of the Business and Assets of Peoples, Irwin Union Bank and Irwin FSB.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisitions all of which may not be supported by the loss sharing agreements with the FDIC.

In connection with the 2009 FDIC-assisted acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur. See “Credit Risks“ in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information on the factors affecting the levels of these charge-offs.

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

Irwin Union Bank and certain of its subsidiaries, notably IHE, were and continue to be the subject of a number of claims and legal actions regarding their mortgage banking, mortgage and/or home equity lines of business activities that took place prior to September 18, 2009. These matters may require significant resources and management attention.

In connection with the acquisition of certain assets and assumption of certain liabilities of Irwin Union Bank by the Bank from the FDIC as receiver for Irwin Union Bank, the Bank purchased all of the stock of most of the subsidiaries of Irwin Union Bank. The transaction is governed by a Purchase and Assumption Agreement by and among the FDIC, the FDIC as receiver, and First Financial Bank dated September 18, 2009, as amended (the Purchase Agreement). There are currently claims and litigation against Irwin Union Bank and certain former Irwin Union Bank subsidiaries for alleged actions taken by Irwin Union Bank and/or its subsidiaries prior to September 18, 2009. Pursuant to the Purchase Agreement, litigation involving Irwin Union Bank’s conduct prior to First Financial Bank’s acquisition of its assets principally is the responsibility of the FDIC as receiver, and the FDIC as receiver has agreed to indemnify and hold harmless First Financial Bank for certain claims against Irwin Union Bank and its former subsidiaries for actions taken on or prior to September 18, 2009.

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

Although we expect the FDIC as receiver to provide indemnification in connection with certain assets and liabilities pursuant to the Purchase Agreement, we may discover aspects of the acquisition for which indemnification is not available. These might involve inconsistencies in standards, controls, procedures and policies of the acquired Irwin entities that could adversely affect our ability to achieve the anticipated benefits of the transaction and could distract management from implementing its strategic plan.

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

In connection with our acquisitions of Peoples and Irwin from the FDIC, the Bank entered into loss-sharing agreements with the FDIC whereby the FDIC has agreed to cover 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, covered assets), and 95% of the losses on such covered assets in excess of thresholds stated in the loss-sharing agreements. The Bank’s management of and application of the terms and conditions of the loss-sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that the Bank must submit to the FDIC and on-site compliance visitations by the FDIC. If the Bank fails to fully comply with its obligations under the loss-sharing provisions of the Purchase and Assumption Agreements relating to the Bank’s acquisitions of Peoples and Irwin from the FDIC, we could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, we would be solely financially responsible for the losses sustained by such individual or pools of assets, which could have a material adverse impact on our financial acquisitions and results of operations.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with First Financial Bank’s assumption of the banking operations of Peoples, Irwin Union Bank and Irwin FSB, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share.  Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.  Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in, and used to value, the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Under the Purchase and Assumption Agreements, loss-share coverage for loans that are not single family residential loans will expire five years from the applicable acquisition date. Accordingly, loss-share coverage on such loans acquired from Peoples will expire on July 31, 2014, and will expire on September 18, 2014 with respect to such loans acquired from Irwin. Loss-share coverage for single family residential loans will expire ten years from each respective acquisition date.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2013, the Company operates from 110 banking centers.  Our strategic operating markets are located within the three state regions of Ohio, Indiana, and Kentucky, where we operate 57 banking centers located in Ohio, as well as First Financial's executive office in Cincinnati, Ohio; 49 banking centers located in Indiana; and four banking centers located in Kentucky.

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

Litigation with Freedom Mortgage Corporation.

On January 22, 2008, Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Home Equity Corporation (IHE), filed suit against Freedom Mortgage Corporation (Freedom) in the United States District Court for the Northern District of California, Oakland Division, Irwin Union Bank, et al. v. Freedom Mortgage Corp. (the First California Action), for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and/or IHE had purchased from Freedom. Irwin Union Bank and IHE sought damages in excess of $8 million from Freedom. In March 2008, Freedom moved to compel arbitration of the claims asserted in the First California Action. Freedom asserted claims against IHE and Irwin Union Bank in the arbitration and sought, among other things, damages exceeding $8 million. Freedom also filed suit against First Financial’s former subsidiary, Irwin Mortgage Corporation (Irwin Mortgage), and its former indirect parent, Irwin Financial Corporation (IFC) (now in Chapter 7 bankruptcy), in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al. (the Delaware Action). In the Delaware Action, Freedom sought damages in excess of $8 million and to compel IFC to order its (now former) subsidiaries in the First California Action to dismiss their claims.

On July 8, 2011, Irwin Mortgage filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the petition, an automatic stay came into effect with respect to Irwin Mortgage in this litigation.

The foregoing litigation and arbitration proceedings, as between IHE and Freedom, were dismissed with prejudice on or about January 17, 2014 pursuant to a walkaway settlement agreement with no payments by either party.

General Litigation

We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Supplemental Item. Executive Officers of the Registrant.

Shown in the table below are the executive officers of First Financial Bancorp. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

Name	Age	Position
Claude E. Davis	53	President & Chief Executive Officer

Anthony M. Stollings	59	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Kevin T. Langford	46	President, Consumer Banking President, Western Markets

C. Douglas Lefferson	49	President, Commercial Banking and Wealth Management President, Eastern Markets

Alisa E. Poe	52	Executive Vice President, Chief Talent Officer and Chief of Staff

Jill A. Stanton	51	President, Mortgage Banking

Holly M. Foster	36	Senior Vice President and Chief Risk Officer

John M. Gavigan	35	First Vice President and Controller

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis—President, Chief Executive Officer, and a member of the board of directors since October 1, 2004. Beginning August 23, 2005, Mr. Davis became the president, CEO, and chairman of the board of Bank. Prior to joining First Financial, he spent 17 years with Irwin Financial Corporation in various executive positions.

Anthony M. Stollings—Executive Vice President, Chief Financial Officer and Chief Administrative Officer since September 2013. Mr. Stollings served as EVP and Chief Financial Officer from January 2013 through September 2013. He had served as EVP and Chief Risk Officer from September 2011 until January 2013. Mr. Stollings joined First Financial in December 2006 as Senior Vice President, Chief Accounting Officer and Controller. He previously spent 13 years with Provident Financial Group, Inc., a commercial banking and financial services company headquartered in Cincinnati, Ohio, where he was the Senior Vice President, Chief Accounting Officer and Controller from 2002 to 2004 and Senior Vice President and Controller from 1998 to 2002.

Kevin T. Langford—President, Consumer Banking since September 2013; was also named President, Western Markets effective January 2014. Mr. Langford was Executive Vice President and Chief Administrative Officer from November 2010 until September 2013. Mr. Langford joined First Financial in January 2006 as Senior Vice President, Chief Information Officer. Prior to joining First Financial, Mr. Langford served various technology and operational roles at Irwin Financial Corporation.

C. Douglas Lefferson—President, Commercial Banking and Wealth Management since September 2013; was also named President, Eastern Markets effective January 2014; Executive Vice President and Chief Banking Officer (November 2010–September 2013); Executive Vice President and Chief Operating Officer (April 2005–November 2010); and Chief Financial Officer (January 2002–April 2005). Mr. Lefferson has spent his entire banking career in various positions within the Company and its subsidiaries.

Alisa E. Poe—Executive Vice President and Chief Talent Officer since April 2010; was also named Chief of Staff effective January 2014. Ms. Poe joined the company in September 2009 as Senior Vice President, Chief Human Resources Officer. Prior to joining First Financial, Ms. Poe was employed by The Midland Company where she served as vice president, corporate administration. Ms. Poe has over 25 years of experience in the human resources profession.

Jill A. Stanton—President, Mortgage Banking since September 2013. Ms. Stanton was Executive Vice President and Co-Chief Retail Banking Officer from June 2010 until September 2013. She joined First Financial as Senior Vice President, Retail and Small Business Lending in 2008. Prior to joining First Financial, she served as Senior Vice President at Irwin Union Bank and Trust Company, Columbus, Indiana. Ms. Stanton has over 25 years of experience within the financial services industry.

Holly M. Foster—Senior Vice President and Chief Risk Officer. Ms. Foster served as Compliance Officer and Regulatory Risk Manager from 2006 until 2010. She was promoted to Director of Operational Risk in 2010, where she held that position until assuming her current position in 2013.

John M. Gavigan—First Vice President and Corporate Controller (Principal Accounting Officer). Mr. Gavigan joined First Financial in 2008 as assistant vice president and assistant controller, and was subsequently promoted to vice president and assistant controller in 2009, where he held that position until assuming his current position in 2011. Prior to joining First Financial, Mr. Gavigan was most recently a manager with Protiviti Inc., a leading international provider of business and technology risk consulting services, where he specialized in financial reporting-related services.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common stock is listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC". The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2013 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 21, 2014, our common stock was held by approximately 2,953 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2013, a total of 986,676 stock options and 456,032 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 19 of the Notes to Consolidated Financial Statements in First Financial’s 2013 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 5 of the Notes to Consolidated Financial Statements of First Financial's 2013 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	986,676	$14.82	1,528,495
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. 2012 Stock Plan (2012 Plan), 2009 Employee Stock Plan (Stock Plan), Amended and Restated 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors (1999 Directors Plan) and the 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All five plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 25,647 are available for future issuance under the Director Plan and 1,502,848 are available under the 2012 Plan.

N/A - Not applicable.

Stock Performance Graph
The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2013 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2013
Share repurchase program	5,000	$15.72	5,000	3,994,100
Director Fee Stock Plan	3,309	15.04	NA	NA
Stock Plans	19,409	15.67	NA	NA
November 1 to November 30, 2013
Share repurchase program	100,000	$15.88	100,000	3,894,100
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	41,951	16.22	NA	NA
December 1 to December 31, 2013
Share repurchase program	104,745	$16.91	104,745	3,789,355
Director Fee Stock Plan	0	0.00	NA	NA
Stock Plans	487,975	17.25	NA	NA
Total
Share repurchase program	209,745	$16.39	209,745
Director Fee Stock Plan	3,309	$15.04	NA
Stock Plans	549,335	$17.11	NA

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under The Plan	Expiration Date
10/25/2012	5,000,000	1,210,645	None

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2013 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.

The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2013 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

See a discussion in the Risk Factors section in Part 1A of this report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 19-Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2013 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2013 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2013 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s 2013 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls
First Financial maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition.  There were no changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting during the quarter ended December 31, 2013.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Information appearing under “Election of Directors,” “Meetings of the Board of Directors and Committees of the Board,” “Corporate Governance,” and “Compliance with Section 16(a) of the Exchange Act” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 27, 2014, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Conduct, which applies to First Financial’s directors, officers and employees.  In addition, the Company maintains a Code of Ethics for the CEO and Senior Financial Officers. Both documents are available through First Financial’s website, www.bankatfirst.com under the “Investor Information” link, under “Corporate Governance.”

Item 11.  Executive Compensation.

The information appearing under the headings “Meetings of the Board of Directors and Committees of the Board,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in Part II, Item 5 and “Shareholdings of Directors, Executive Officers, and Nominees for Director” of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

The information appearing in Note 20 of the Notes to Consolidated Financial Statements included in First Financial’s 2013 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance - Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.

Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2013 Annual Report (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2013 Annual Report

Consolidated Balance Sheets as of December 31, 2013 and 2012 - Incorporated by reference from First Financial’s 2013 Annual Report

Consolidated Statements of Income for years ended December 31, 2013, 2012, and 2011 - Incorporated by reference from First Financial’s 2013 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2013, 2012, and 2011 - Incorporated by reference from First Financial’s 2013 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011 - Incorporated by reference from First Financial’s 2013 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012, and 2011 - Incorporated by reference from First Financial’s 2013 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2013 Annual Report

(2)
Financial Statement Schedules: Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted

(a)(3) Exhibits:

The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit
Number

2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Peoples Community Bank, West Chester, Ohio, the Federal Deposit Insurance Corporation and First Financial Bank, National Association, dated as of July 31, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)(File No. 000-12379).

2.2
Purchase and Assumption Agreement Modified Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Irwin Union Bank and Trust Company, Columbus, Indiana, the Federal Deposit Insurance Corporation and First Financial, dated as of September 18, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 000-12379).

2.3
Purchase and Assumption Agreement Modified Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Irwin Union Bank, F.S.B., Louisville, Kentucky, the Federal Deposit Insurance Corporation and First Financial, dated as of September 18, 2009 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 000-12379).

2.4
Agreement and Plan of Merger between First Financial, First Financial Bank, National Association and The First Bexley Bank dated as of December 17, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762)

2.5
Agreement and Plan of Merger between First Financial Bancorp., First Financial Bank, National Association, and Insight Bank, dated as of December 19, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762)

3.1
Amended and Restated Articles of Incorporation of First Financial Bancorp. (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference) (File No. 000-12379).

3.2
Certificate of Amendment by the Board of Directors to the Amended and Restated Articles of Incorporation of First Financial Bancorp. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008, and incorporated herein by reference) (File No. 000-12379).

3.3
Certificate of Amendment by Shareholders to the Amended and Restated Articles of Incorporation of First Financial Bancorp. (filed as Exhibit 4.2 to the Form S-3 filed on January 21, 2009, and incorporated herein by reference( (File No. 333-156841).

3.4
Amended and Restated Regulations of First Financial Bancorp., as amended as of May 1, 2007 (filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference) (File No. 000-12379).

3.5
Article Fifth of the Amended and Restated Articles of Incorporation of First Financial Bancorp. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference) (File No. 001-34762)

3.6
Amended Article II, Section 2.2 of the Regulations of First Financial Bancorp. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference) (File No. 001-34762)

4.1
Letter Agreement, dated as of December 23, 2008, between First Financial Bancorp. and the United States Department of the Treasury, which includes the Securities Purchase Agreement - Standard Terms (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2008, and incorporated herein by reference) (File No. 000-12379).

4.2
Warrant to Purchase up to 930,233 shares of Common Stock dated as of December 23, 2008 (filed as Exhibit 4.1 to the Form 8-K filed on December 30, 2008 and incorporated herein by reference) (File No. 000-12379).

4.3
No instruments defining the rights of holders of long-term debt of First Financial Bancorp. are filed herewith.  Pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, First Financial Bancorp. agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 (incorporated herein by reference to a Registration Statement on Form S-3)(File No. 333-25745).
10.2	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3) (File No. 333-86781).*

10.3
First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2006 (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference) (File No. 000-12379).*

10.4
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.5	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.6	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.7
First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.8	Form of Stock Option Agreement for Incentive Stock Options (2005 - 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*
10.9	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*
10.10
Amended and Restated Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated December 30, 2011 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 5, 2012 and incorporated herein by reference) (File No. 001-34762)*

10.11
Amended and Restated Employment and Non-Competition Agreement between C. Douglas Lefferson and First Financial Bancorp. dated December 31, 2010 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011 and incorporated herein by reference) (File No. 001-34762)*

10.12
Amended and Restated Employment and Non-Competition Agreement between J. Franklin Hall and First Financial Bancorp. dated January 1, 2011 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.13
Amended and Restated Employment and Non-Competition Agreement between Gregory A. Gehlmann and First Financial Bancorp. dated December 31, 2010 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 3, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.14
First Financial Bancorp. Amended and Restated Key Management Severance Plan as approved February 26, 2008 (filed as Exhibit 10.21 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference) (File No. 000-12379).*

10.15	Form of Agreement for Restricted Stock Award (2008) (filed as Exhibit 10.22 to the Form 10-Q filed on May 9, 2008 and incorporated herein by reference) (File No. 000-12379).*
10.16	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference) (File No. 000-12379).*
10.17
First Financial Bancorp. Amended and Restated 2009 Non-Employee Director Stock Plan (filed as Appendix B to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.18
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.19
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.20
Executive Supplemental Savings Agreement between Claude E. Davis and First Financial Bancorp. Dated August 25, 2008 (filed as Exhibit 10.31 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.21
Form of Amended and Restated Agreement for Restricted Stock Award (2009) for NEOs/Top Five Compensated Employees (filed as Exhibit 10.32 to the Form10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.22
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Employee Plan (3-year vesting/accrual of dividends) (filed as Exhibit 10.33 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762).*

10.23
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762)*

10.24	First Financial Bancorp. Short-Term Incentive Plan (filed as Appendix C to the Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference) (File No. 001-34762).*
10.25
Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011-12 grants) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.26	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 2, 2012) (File No. 001-34762)*
10.27	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 12, 2013) (File No. 001-34762)*
10.28	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.29
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends)(filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762)*

10.30
Agreement for Performance-Based Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan between First Financial Bancorp. and Claude E. Davis (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762)*

10.31
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762)*

10.32
Severance and Change in Control Agreement between First Financial Bancorp. and Kevin T. Langford, President - Consumer Banking dated November 1, 2013 (filed as Exhibit 10.2 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762)*

10.33
Consulting Agreement between First Financial Bancorp. and Gregory A. Gehlmann, EVP & General Counsel effective November 2, 2013. (filed as Exhibit 10.3 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762)

10.34
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762)*

13	Registrant’s annual report to shareholders for the year ended December 31, 2013.
14.1
First Financial Bancorp. Code of Conduct, as approved October 23, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference) (File No. 001-34762).

14.2
Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference) (File No. 001-34762)

21	First Financial Bancorp. Subsidiaries.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
President and Chief Executive Officer

Date	2/25/2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ Anthony M. Stollings
Claude E. Davis, Director		Anthony M. Stollings
President and Chief Executive Officer		Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date	2/25/2014	Date	2/25/2014

/s/ Murph Knapke		/s/ John M. Gavigan
Murph Knapke, Director		John M. Gavigan, First Vice President and Corporate Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/25/2014	Date	2/25/2014

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/25/2014	Date	2/25/2014

/s/ Cynthia O. Booth		/s/ Donald M. Cisle
Cynthia O. Booth, Director		Donald M. Cisle, Director

Date	2/25/2014	Date	2/25/2014

/s/ Mark A. Collar		/s/ Corinne R. Finnerty
Mark A. Collar, Director		Corinne R. Finnerty, Director

Date	2/25/2014	Date	2/25/2014

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/25/2014	Date	2/25/2014

/s/ Richard E. Olszewski		/s/ Maribeth S. Rahe
Richard E. Olszewski, Director		Maribeth S. Rahe, Director

Date	2/25/2014	Date	2/25/2014