Form 10-Q
period 2014-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2014-05-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common stock, No par value	57,708,794

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$161,515	$117,620
Interest-bearing deposits with other banks	9,681	25,830
Investment securities available-for-sale, at market value (cost $887,692 at March 31, 2014 and $945,052 at December 31, 2013)	862,526	913,601
Investment securities held-to-maturity (market value $885,327 at March 31, 2014 and $824,985 at December 31, 2013)	890,806	837,272
Other investments	47,659	47,427
Loans held for sale	6,171	8,114
Loans
Commercial	1,118,057	1,035,668
Real estate-construction	87,996	80,741
Real estate-commercial	1,513,891	1,496,987
Real estate-residential	360,671	352,931
Installment	44,911	47,133
Home equity	374,427	376,454
Credit card	34,458	35,592
Lease financing	79,792	80,135
Total loans - excluding covered loans	3,614,203	3,505,641
Less: Allowance for loan and lease losses - uncovered	43,023	43,829
Net loans - excluding covered loans	3,571,180	3,461,812
Covered loans	409,405	457,873
Less: Allowance for loan and lease losses - covered	10,573	18,901
Net loans – covered	398,832	438,972
Net loans	3,970,012	3,900,784
Premises and equipment	135,105	137,110
Goodwill	95,050	95,050
Other intangibles	5,566	5,924
FDIC indemnification asset	39,003	45,091
Accrued interest and other assets	275,995	283,390
Total assets	$6,499,089	$6,417,213

Liabilities
Deposits
Interest-bearing	$1,102,029	$1,125,723
Savings	1,639,495	1,612,005
Time	956,049	952,327
Total interest-bearing deposits	3,697,573	3,690,055
Noninterest-bearing	1,122,816	1,147,452
Total deposits	4,820,389	4,837,507
Federal funds purchased and securities sold under agreements to repurchase	112,293	94,749
Federal Home Loan Bank short-term borrowings	722,800	654,000
Total short-term borrowings	835,093	748,749
Long-term debt	60,163	60,780
Total borrowed funds	895,256	809,529
Accrued interest and other liabilities	92,097	88,016
Total liabilities	5,807,742	5,735,052

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2014 and 2013	573,243	577,076
Retained earnings	330,672	324,192
Accumulated other comprehensive loss	(27,648)	(31,281)
Treasury stock, at cost, 11,020,794 shares in 2014 and 11,197,685 shares in 2013	(184,920)	(187,826)
Total shareholders' equity	691,347	682,161
Total liabilities and shareholders' equity	$6,499,089	$6,417,213

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Interest income
Loans, including fees	$49,147	$56,025
Investment securities
Taxable	10,437	8,376
Tax-exempt	810	580
Total interest on investment securities	11,247	8,956
Other earning assets	(1,406)	(1,472)
Total interest income	58,988	63,509
Interest expense
Deposits	3,316	3,860
Short-term borrowings	329	329
Long-term borrowings	524	654
Total interest expense	4,169	4,843
Net interest income	54,819	58,666
Provision for loan and lease losses - uncovered	1,159	3,041
Provision for loan and lease losses - covered	(2,192)	9,042
Net interest income after provision for loan and lease losses	55,852	46,583
Noninterest income
Service charges on deposit accounts	4,772	4,717
Trust and wealth management fees	3,746	3,950
Bankcard income	2,433	2,433
Net gains from sales of loans	396	706
Gains on sales of investment securities	50	1,536
FDIC loss sharing income	(508)	8,934
Accelerated discount on covered loans	1,015	1,935
Other	2,271	2,487
Total noninterest income	14,175	26,698
Noninterest expenses
Salaries and employee benefits	25,261	27,329
Net occupancy	5,299	6,165
Furniture and equipment	2,077	2,371
Data processing	2,858	2,469
Marketing	786	897
Communication	623	833
Professional services	1,724	1,803
State intangible tax	644	1,014
FDIC assessments	1,134	1,125
Loss (gain) - other real estate owned	418	502
Loss (gain) - covered other real estate owned	33	(157)
Loss sharing expense	1,569	2,286
Other	5,416	6,469
Total noninterest expenses	47,842	53,106
Income before income taxes	22,185	20,175
Income tax expense	7,081	6,351
Net income	$15,104	$13,824
Net earnings per common share - basic	$0.26	$0.24
Net earnings per common share - diluted	$0.26	$0.24
Cash dividends declared per share	$0.15	$0.28
Average common shares outstanding - basic	57,091,604	57,439,029
Average common shares outstanding - diluted	57,828,179	58,283,467

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$15,104	$13,824
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	3,862	(3,357)
Change in retirement obligation	237	445
Unrealized gain (loss) on derivatives	(457)	126
Unrealized gain (loss) on foreign currency exchange	(9)	(12)
Other comprehensive income (loss)	3,633	(2,798)
Comprehensive income	$18,737	$11,026

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			13,824				13,824
Other comprehensive income (loss)				(2,798)			(2,798)
Cash dividends declared:
Common stock at $0.28 per share			(16,193)				(16,193)
Purchase of common stock					(249,000)	(3,831)	(3,831)
Excess tax benefit on share-based compensation		73					73
Exercise of stock options, net of shares purchased		(479)			20,370	343	(136)
Restricted stock awards, net of forfeitures		(4,460)			211,318	3,623	(837)
Share-based compensation expense		1,087					1,087
Balance at March 31, 2013	68,730,731	$575,514	$327,635	$(21,475)	(10,701,808)	$(180,060)	$701,614
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			15,104				15,104
Other comprehensive income (loss)				3,633			3,633
Cash dividends declared:
Common stock at $0.15 per share			(8,624)				(8,624)
Purchase of common stock					(40,255)	(697)	(697)
Excess tax benefit on share-based compensation		254					254
Exercise of stock options, net of shares purchased		(703)			33,794	564	(139)
Restricted stock awards, net of forfeitures		(4,194)			183,352	3,039	(1,155)
Share-based compensation expense		810					810
Balance at March 31, 2014	68,730,731	$573,243	$330,672	$(27,648)	(11,020,794)	$(184,920)	$691,347

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Operating activities
Net income	$15,104	$13,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(1,033)	12,083
Depreciation and amortization	3,178	3,875
Stock-based compensation expense	810	1,087
Pension (income) expense	(253)	15
Net amortization of premiums/accretion of discounts on investment securities	1,730	3,788
Gains on sales of investment securities	(50)	(1,536)
Originations of loans held for sale	(18,297)	(47,969)
Net gains from sales of loans held for sale	(396)	(706)
Proceeds from sales of loans held for sale	19,012	35,868
Deferred income taxes	0	(2,114)
Increase in interest receivable	(2,663)	(1,660)
Increase in cash surrender value of life insurance	(418)	(423)
Increase in prepaid expenses	(892)	(2,501)
Decrease in indemnification asset	6,088	7,179
Decrease in accrued expenses	(7,760)	(6,215)
Decrease in interest payable	(130)	(282)
Other	(906)	7,583
Net cash provided by operating activities	13,124	21,896

Investing activities
Proceeds from sales of securities available-for-sale	92,573	48,686
Proceeds from calls, paydowns and maturities of securities available-for-sale	26,247	53,351
Purchases of securities available-for-sale	(61,081)	(54,838)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	22,584	51,591
Purchases of securities held-to-maturity	(67,350)	0
Net decrease in interest-bearing deposits with other banks	16,149	23,171
Net increase in loans and leases - excluding covered loans	(110,107)	(72,053)
Net decrease in covered assets	41,574	44,904
Proceeds from disposal of other real estate owned	12,082	5,500
Purchases of premises and equipment	(1,567)	(3,857)
Net cash (used in) provided by investing activities	(28,896)	96,455

Financing activities
Net decrease in total deposits	(17,118)	(134,493)
Net increase in short-term borrowings	86,344	8,493
Payments on long-term borrowings	(610)	(697)
Cash dividends paid on common stock	(8,570)	(16,149)
Treasury stock purchase	(697)	(3,831)
Proceeds from exercise of stock options	64	0
Excess tax benefit on share-based compensation	254	73
Net cash provided by (used in) financing activities	59,667	(146,604)

Cash and due from banks:
Net increase (decrease) in cash and due from banks	43,895	(28,253)
Cash and due from banks at beginning of period	117,620	134,502
Cash and due from banks at end of period	$161,515	$106,249

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp. (First Financial or the Company), a bank holding company principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary – First Financial Bank, N.A. (First Financial Bank or the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods’ amounts have been made to conform to the current period’s presentation and had no effect on net earnings.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  These estimates, assumptions and judgments are inherently subjective and may be susceptible to significant change.  Actual realized amounts could differ materially from these estimates.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2013.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2013, has been derived from the audited financial statements in the Company’s 2013 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In January 2014, the FASB issued an update (ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be de-recognized and the real estate property recognized. The provisions of ASU 2014-04 become effective for First Financial for the interim reporting period ended March 31, 2015. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2014:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(4)	$93
Securities of U.S. government agencies and corporations	18,603	0	(535)	18,068	9,978	0	(249)	9,729
Mortgage-backed securities	829,311	2,906	(7,924)	824,293	696,800	4,862	(24,414)	677,248
Obligations of state and other political subdivisions	25,512	195	(734)	24,973	31,121	9	(2,606)	28,524
Asset-backed securities	0	0	0	0	49,529	1	(100)	49,430
Other securities	17,380	613	0	17,993	100,167	645	(3,310)	97,502
Total	$890,806	$3,714	$(9,193)	$885,327	$887,692	$5,517	$(30,683)	$862,526

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2013:

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(7)	$90
Securities of U.S. government agencies and corporations	18,981	0	(791)	18,190	9,980	0	(404)	9,576
Mortgage-backed securities	775,025	1,337	(12,229)	764,133	678,267	5,372	(28,593)	655,046
Obligations of state and other political subdivisions	25,788	152	(1,039)	24,901	33,410	10	(3,097)	30,323
Asset-backed securities	0	0	0	0	114,209	1	(616)	113,594
Other securities	17,478	283	0	17,761	109,089	262	(4,379)	104,972
Total	$837,272	$1,772	$(14,059)	$824,985	$945,052	$5,645	$(37,096)	$913,601

The following table provides a summary of investment securities by estimated weighted average life as of March 31, 2014. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$156	$158	$7,060	$7,359
Due after one year through five years	365,819	364,424	290,533	289,018
Due after five years through ten years	399,321	394,238	256,653	247,950
Due after ten years	125,510	126,507	333,446	318,199
Total	$890,806	$885,327	$887,692	$862,526

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. government agencies and corporations	$27,887	$(564)	$0	$0	$27,887	$(564)
Mortgage-backed securities	677,538	(15,392)	281,627	(15,271)	959,165	(30,663)
Obligations of state and other political subdivisions	50,100	(2,440)	17,248	(1,982)	67,348	(4,422)
Asset-backed securities	48,937	(100)	0	0	48,937	(100)
Other securities	39,102	(1,306)	7,777	(509)	46,879	(1,815)
Total	$843,564	$(19,802)	$306,652	$(17,762)	$1,150,216	$(37,564)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. government agencies and corporations	$27,851	$(970)	$0	$0	$27,851	$(970)
Mortgage-backed securities	966,718	(32,432)	108,929	(6,101)	1,075,647	(38,533)
Obligations of state and other political subdivisions	66,502	(5,294)	1,935	(46)	68,437	(5,340)
Asset-backed securities	93,355	(616)	0	0	93,355	(616)
Other securities	54,866	(2,142)	7,798	(561)	62,664	(2,703)
Total	$1,209,292	$(41,454)	$118,662	$(6,708)	$1,327,954	$(48,162)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security as well as payment performance and the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2014 or December 31, 2013.

For further detail on the fair value of investment securities, see Note 15 – Fair Value Disclosures.

NOTE 4:  LOANS - EXCLUDING COVERED LOANS

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$1,070,038	$86,128	$1,445,777	$2,601,943
Special Mention	27,331	65	16,168	43,564
Substandard	20,688	1,803	51,946	74,437
Doubtful	0	0	0	0
Total	$1,118,057	$87,996	$1,513,891	$2,719,944

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$352,514	$44,512	$371,727	$114,250	$883,003
Nonperforming	8,157	399	2,700	0	11,256
Total	$360,671	$44,911	$374,427	$114,250	$894,259

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$991,161	$78,872	$1,422,215	$2,492,248
Special Mention	23,053	65	23,832	46,950
Substandard	21,454	1,804	50,940	74,198
Doubtful	0	0	0	0
Total	$1,035,668	$80,741	$1,496,987	$2,613,396

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$344,325	$46,559	$373,472	$115,727	$880,083
Nonperforming	8,606	574	2,982	0	12,162
Total	$352,931	$47,133	$376,454	$115,727	$892,245

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$1,040	$160	$6,846	$8,046	$1,110,011	$1,118,057	$0
Real estate - construction	0	0	223	223	87,773	87,996	0
Real estate - commercial	9,038	3,619	10,972	23,629	1,490,262	1,513,891	0
Real estate - residential	2,047	35	4,830	6,912	353,759	360,671	0
Installment	265	84	216	565	44,346	44,911	0
Home equity	579	112	1,405	2,096	372,331	374,427	0
Other	343	172	209	724	113,526	114,250	209
Total	$13,312	$4,182	$24,701	$42,195	$3,572,008	$3,614,203	$209

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,016	$161	$7,136	$9,313	$1,026,355	$1,035,668	$0
Real estate - construction	0	0	223	223	80,518	80,741	0
Real estate - commercial	7,800	4,269	12,732	24,801	1,472,186	1,496,987	0
Real estate - residential	2,030	685	5,526	8,241	344,690	352,931	0
Installment	213	40	379	632	46,501	47,133	0
Home equity	985	292	1,648	2,925	373,529	376,454	0
Other	680	144	218	1,042	114,685	115,727	218
Total	$13,724	$5,591	$27,862	$47,177	$3,458,464	$3,505,641	$218

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is classified as nonaccrual. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may be placed back on accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 231 TDRs totaling $28.0 million at March 31, 2014, including $13.4 million on accrual status and $14.6 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at March 31, 2014. At March 31, 2014, the allowance for loan and lease losses included reserves of $3.4 million related to TDRs. For the three months ended March 31, 2014, First Financial charged off $0.7 million for the portion of TDRs determined to be uncollectible. Additionally, at March 31, 2014, approximately $8.4 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 217 TDRs totaling $28.1 million at December 31, 2013, including $15.1 million of loans on accrual status and $13.0 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2013, the allowance for loan and lease losses included reserves of $4.4 million related to TDRs. For the year ended December 31, 2013, First Financial charged off $2.8 million for the portion of TDRs determined to be uncollectible. At December 31, 2013, approximately $9.0 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	3	$73	$73	6	$7,568	$7,561
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	6	1,857	1,849	4	1,592	1,588
Real estate - residential	9	545	539	21	1,373	1,320
Installment	1	3	3	8	138	130
Home equity	8	247	246	24	801	798
Total	27	$2,725	$2,710	63	$11,472	$11,397

The following table provides information on how TDRs were modified during the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31, (2)
(Dollars in thousands)	2014	2013
Extended maturities	$669	$8,481
Adjusted interest rates	293	568
Combination of rate and maturity changes	1,253	98
Forbearance	66	0
Other (1)	429	2,250
Total	$2,710	$11,397
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions
(2) Balances are as of period end

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are ninety days or more past due on any principal or interest payments for a TDR, or who prematurely terminates a restructured loan agreement without satisfying the contractual principal balance (for example, in a deed-in-lieu arrangement), is considered to be in payment default of the terms of the TDR agreement.

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	March 31,
	2014		2013
(Dollars in thousands)	Number of Loans	Period End Balance	Number of Loans	Period End Balance
Commercial	1	$143	2	$85
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	1	72
Real estate - residential	0	0	2	119
Installment	1	1	1	16
Home equity	1	24	1	54
Total	3	$168	7	$346

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$7,097	$7,934
Real estate-construction	223	223
Real estate-commercial	16,758	17,286
Real estate-residential	8,157	8,606
Installment	399	574
Home equity	2,700	2,982
Other	0	0
Nonaccrual loans (1)	35,334	37,605
Accruing troubled debt restructurings	13,400	15,094
Total impaired loans	$48,734	$52,699
(1) Nonaccrual loans include nonaccrual TDRs of $14.6 million and $13.0 million as of March 31, 2014 and December 31, 2013, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$809	$1,122
Interest included in income
Nonaccrual loans	75	214
Troubled debt restructurings	109	101
Total interest included in income	184	315
Net impact on interest income	$625	$807

Commitments outstanding to borrowers with nonaccrual loans	$0	$2,691

First Financial individually reviews all impaired commercial loan relationships greater than $250,000, as well as consumer loan TDRs greater than $100,000, to determine if a specific allowance is necessary based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Specific allowances are based on expected cash flows, discounted using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of March 31, 2014
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	YTD Interest Income Recognized
Loans with no related allowance recorded
Commercial	$5,203	$7,086	$0	$5,208	$24
Real estate - construction	223	443	0	223	0
Real estate - commercial	11,498	15,188	0	11,927	65
Real estate - residential	9,876	11,448	0	10,083	42
Installment	465	492	0	554	2
Home equity	2,932	3,832	0	3,070	12
Other	0	0	0	0	0
Total	30,197	38,489	0	31,065	145

Loans with an allowance recorded
Commercial	5,813	7,925	1,383	6,413	9
Real estate - construction	0	0	0	0	0
Real estate - commercial	10,478	13,411	2,800	11,058	19
Real estate - residential	2,145	2,212	368	2,081	10
Installment	0	0	0	0	0
Home equity	101	101	2	101	1
Other	0	0	0	0	0
Total	18,537	23,649	4,553	19,653	39

Total
Commercial	11,016	15,011	1,383	11,621	33
Real estate - construction	223	443	0	223	0
Real estate - commercial	21,976	28,599	2,800	22,985	84
Real estate - residential	12,021	13,660	368	12,164	52
Installment	465	492	0	554	2
Home equity	3,033	3,933	2	3,171	13
Other	0	0	0	0	0
Total	$48,734	$62,138	$4,553	$50,718	$184

	As of December 31, 2013
(Dollars in thousands)	Current Balance	Contractual Principal Balance	Related Allowance	Average Current Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$5,212	$7,083	$0	$10,712	$165
Real estate - construction	223	443	0	599	0
Real estate - commercial	12,355	16,431	0	16,563	380
Real estate - residential	10,291	12,087	0	10,225	152
Installment	642	663	0	463	6
Home equity	3,208	4,108	0	3,145	44
Other	0	0	0	148	0
Total	31,931	40,815	0	41,855	747

Loans with an allowance recorded
Commercial	7,013	8,353	2,080	5,047	71
Real estate - construction	0	0	0	726	7
Real estate - commercial	11,638	14,424	2,872	21,098	110
Real estate - residential	2,016	2,072	348	1,997	37
Installment	0	0	0	0	0
Home equity	101	101	2	101	2
Other	0	0	0	167	0
Total	20,768	24,950	5,302	29,136	227

Total
Commercial	12,225	15,436	2,080	15,759	236
Real estate - construction	223	443	0	1,325	7
Real estate - commercial	23,993	30,855	2,872	37,661	490
Real estate - residential	12,307	14,159	348	12,222	189
Installment	642	663	0	463	6
Home equity	3,309	4,209	2	3,246	46
Other	0	0	0	315	0
Total	$52,699	$65,765	$5,302	$70,991	$974

OREO. Other real estate owned (OREO) is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$19,806	$12,526
Additions
Commercial	834	557
Residential	370	147
Total additions	1,204	704
Disposals
Commercial	7,857	241
Residential	114	294
Total disposals	7,971	535
Valuation adjustment
Commercial	223	405
Residential	73	297
Total valuation adjustment	296	702
Balance at end of period	$12,743	$11,993

NOTE 5:  COVERED LOANS

Loans acquired in Federal Deposit Insurance Corporation (FDIC)-assisted transactions initially covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Pursuant to the terms of each loss sharing agreement, covered loans are subject to a stated loss threshold whereby the FDIC will reimburse First Financial for 80% of losses up to the stated loss threshold and 95% of losses in excess of the threshold. These loss sharing agreements provide for partial loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, again on the same pro-rata basis.

The five year period of loss protection will expire for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. The expiration of loss sharing protection will result in a reclassification of loan balances in the Consolidated Balance Sheets from covered loans to uncovered loans, but will not have an effect on the accounting for these loans.

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

The following table reflects the carrying value of all covered loans:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans
Commercial	$32,836	$1,549	$34,385	$41,172	$1,144	$42,316
Real estate - construction	8,480	0	8,480	8,556	0	8,556
Real estate - commercial	228,666	6,131	234,797	263,146	5,487	268,633
Real estate - residential	77,768	0	77,768	80,733	0	80,733
Installment	4,534	572	5,106	5,073	568	5,641
Home equity	1,018	45,301	46,319	975	48,649	49,624
Other covered loans	0	2,550	2,550	0	2,370	2,370
Total covered loans	$353,302	$56,103	$409,405	$399,655	$58,218	$457,873

The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $452.7 million and $493.6 million as of March 31, 2014 and December 31, 2013, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for covered purchased impaired loans were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$133,671	$224,694
Reclassification (to)/from nonaccretable difference	13,216	7,751
Accretion	(9,717)	(17,947)
Other net activity (1)	(5,772)	(5,828)
Balance at end of period	$131,398	$208,670
 (1) Includes the impact of loan repayments and charge-offs

First Financial regularly reviews its forecast of expected cash flows for covered purchased impaired loans. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference of $13.2 million and $7.8 million during the first quarters of 2014 and 2013, respectively. These reclassifications resulted in yield adjustments on the related loan pools on a prospective basis. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 6 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 4 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$21,891	$5,228	$170,119	$197,238
Special Mention	1,055	0	5,564	6,619
Substandard	11,410	3,252	59,114	73,776
Doubtful	29	0	0	29
Total	$34,385	$8,480	$234,797	$277,662

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$77,768	$5,106	$43,893	$2,549	$129,316
Nonperforming	0	0	2,426	1	2,427
Total	$77,768	$5,106	$46,319	$2,550	$131,743

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$25,196	$1,714	$182,621	$209,531
Special Mention	2,011	0	12,904	14,915
Substandard	14,693	6,842	73,108	94,643
Doubtful	416	0	0	416
Total	$42,316	$8,556	$268,633	$319,505

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$80,733	$5,636	$47,731	$2,370	$136,470
Nonperforming	0	5	1,893	0	1,898
Total	$80,733	$5,641	$49,624	$2,370	$138,368

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2014
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$56	$0	$495	$551	$998	$1,549	$0
Real estate - commercial	0	76	1,221	1,297	4,834	6,131	0
Installment	20	0	0	20	552	572	0
Home equity	0	73	2,294	2,367	42,934	45,301	0
All other	20	22	9	51	2,499	2,550	8
Total	$96	$171	$4,019	$4,286	$51,817	$56,103	$8

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$60	$335	$483	$878	$266	$1,144	$0
Real estate - commercial	184	0	1,263	1,447	4,040	5,487	0
Installment	0	0	5	5	563	568	0
Home equity	239	36	1,727	2,002	46,647	48,649	0
All other	9	4	0	13	2,357	2,370	0
Total	$492	$375	$3,478	$4,345	$53,873	$58,218	$0

Nonaccrual. Covered purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed when a loan is classified as nonaccrual. Any payments received while a loan is classified as nonaccrual are applied as a reduction to the carrying value of the loan. A loan may be returned to accrual status if collection of future principal and interest payments is no longer doubtful.

Information as to covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$968	$540
Real estate-commercial	1,315	1,349
Installment	0	5
Home equity	2,426	1,893
All other	1	0
Nonaccrual loans	4,710	3,787
Accruing troubled debt restructurings	15	335
Total impaired loans	$4,725	$4,122

(1) Nonaccrual loans include nonaccrual TDRs of $1.0 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$70	$138
Interest included in income
Nonaccrual loans	9	7
Troubled debt restructurings	0	0
Total interest included in income	9	7
Net impact on interest income	$61	$131

Impaired Loans. Covered loans classified as nonaccrual, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of March 31, 2014
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Balance	YTD Interest Income Recognized
Loans with no related allowance recorded
Commercial	$968	$1,266	$0	$922	$6
Real estate - commercial	1,315	1,536	0	1,332	1
Installment	0	0	0	3	0
Home equity	2,441	3,914	0	2,167	2
All other	1	1	0	1	0
Total	$4,725	$6,717	$0	$4,425	$9

	As of December 31, 2013
(Dollars in thousands)	Current Balance	Unpaid Principal Balance	Related Allowance	Average Balance	Interest Income Recognized
Loans with no related allowance recorded
Commercial	$875	$1,131	$0	$1,832	$11
Real estate - commercial	1,349	2,648	0	1,786	4
Installment	5	5	0	2	0
Home equity	1,893	2,899	0	2,611	15
All other	0	0	0	8	0
Total	$4,122	$6,683	$0	$6,239	$30

Covered OREO. Covered OREO is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activities that result in partial or total satisfaction of problem covered loans. These properties remain subject to loss sharing agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred.

Changes in covered OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$27,120	$28,862
Additions
Commercial	730	6,462
Residential	28	216
Total additions	758	6,678
Disposals
Commercial	3,981	4,621
Residential	130	344
Total disposals	4,111	4,965
Valuation adjustment
Commercial	707	1,125
Residential	12	105
Total valuation adjustment	719	1,230
Balance at end of period	$23,048	$29,345

NOTE 6:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans, excluding covered loans. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first three months of 2014.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$43,829	$47,777
Provision for loan and lease losses	1,159	3,041
Loans charged off	(2,424)	(3,210)
Recoveries	459	698
Balance at end of period	$43,023	$48,306
Allowance for loan and lease losses to total ending loans	1.19%	1.49%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Three Months Ended March 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Provision for loan and lease losses	349	(11)	289	137	(11)	421	(15)	1,159
Gross charge-offs	656	0	543	257	128	544	296	2,424
Recoveries	39	0	114	27	77	103	99	459
Total net charge-offs	617	0	429	230	51	441	197	1,965
Ending allowance for loan and lease losses	$10,300	$813	$20,338	$3,286	$303	$5,189	$2,794	$43,023
Ending allowance on loans individually evaluated for impairment	$1,383	$0	$2,800	$368	$0	$2	$0	$4,553
Ending allowance on loans collectively evaluated for impairment	8,917	813	17,538	2,918	303	5,187	2,794	38,470
Ending allowance for loan and lease losses	$10,300	$813	$20,338	$3,286	$303	$5,189	$2,794	$43,023
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$9,159	$0	$16,387	$3,604	$114	$645	$0	$29,909
Ending balance of loans collectively evaluated for impairment	1,108,898	87,996	1,497,504	357,067	44,797	373,782	114,250	3,584,294
Total loans - excluding covered loans	$1,118,057	$87,996	$1,513,891	$360,671	$44,911	$374,427	$114,250	$3,614,203

	Twelve Months Ended December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	5,385	(3,115)	2,659	593	(132)	1,937	1,387	8,714
Gross charge-offs	3,415	1	8,326	1,016	335	2,409	1,781	17,283
Recoveries	672	672	1,994	203	310	508	262	4,621
Total net charge-offs	2,743	(671)	6,332	813	25	1,901	1,519	12,662
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Ending allowance on loans individually evaluated for impairment	$2,080	$0	$2,872	$348	$0	$2	$0	$5,302
Ending allowance on loans collectively evaluated for impairment	8,488	824	17,606	3,031	365	5,207	3,006	38,527
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$10,391	$0	$18,023	$3,493	$122	$648	$0	$32,677
Ending balance of loans collectively evaluated for impairment	1,025,277	80,741	1,478,964	349,438	47,011	375,806	115,727	3,472,964
Total loans - excluding covered loans	$1,035,668	$80,741	$1,496,987	$352,931	$47,133	$376,454	$115,727	$3,505,641

Covered Loans. The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered loans during the first quarter 2014 and realized net charge-offs of $6.1 million during the quarter. As a result of improved cash flow expectations from the updated valuations as well as net charge-off activity during the period, First Financial recognized negative provision expense, or impairment recapture, of $2.2 million during the first quarter, resulting in an allowance for covered loan losses of $10.6 million as of March 31, 2014. For the first quarter of 2013, First Financial recognized provision expense on covered loans of $9.0 million related to net charge-offs of $8.7 million during the period.

First Financial also recognized loss sharing expenses of $1.6 million and $2.1 million for the first quarter of 2014 and 2013, respectively, primarily related to attorney fees, appraisal costs, delinquent taxes and gains/losses on covered OREO during the periods. The net payable due to the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $0.5 million was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset during the first quarter of 2014. The net receivable due from the FDIC under loss sharing agreements of $8.9 million for the first quarter of 2013, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the table below:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial	$5,079	$9,400
Real estate - commercial	4,564	8,515
Real estate - residential	719	761
Installment	211	225
Total	$10,573	$18,901

Changes in the allowance for loan and lease losses on covered loans were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$18,901	$45,190
Provision for loan and lease losses	(2,192)	9,042
Loans charged-off	(7,240)	(9,684)
Recoveries	1,104	948
Balance at end of period	$10,573	$45,496

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial had goodwill of $95.1 million as of March 31, 2014 and December 31, 2013.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2013 and no impairment was indicated.  As of March 31, 2014, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $5.5 million and $5.9 million as of March 31, 2014 and December 31, 2013, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.6 years. Amortization expense for the three months ended March 31, 2014 and 2013 was $0.4 million for both periods.

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place as well as overnight advances from the Federal Loan Home Bank (FHLB). All repurchase agreements are subject to terms and conditions of repurchase/security agreements between First Financial Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $722.8 million in short-term borrowings with the FHLB at March 31, 2014 and $654.0 million as of December 31, 2013. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $52.5 million in repurchase agreements which have remaining maturities of less than 2 years and a weighted average rate of 3.49%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities on the Consolidated Balance Sheets.

The following is a summary of long-term debt:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank	$6,888	3.71%	$7,505	3.72%
National Market Repurchase Agreement	52,500	3.49%	52,500	3.49%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$60,163	3.47%	$60,780	3.48%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $159.1 million in additional qualifying debentures under these guidelines.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	March 31, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$6,098	$50	$6,048	$(2,186)	$3,862	$(16,289)	$3,862	$(12,427)
Unrealized gain (loss) on derivatives	(844)	(115)	(729)	272	(457)	602	(457)	145
Retirement obligation	0	(378)	378	(141)	237	(15,565)	237	(15,328)
Foreign currency translation	(9)	0	(9)	0	(9)	(29)	(9)	(38)
Total	$5,245	$(443)	$5,688	$(2,055)	$3,633	$(31,281)	$3,633	$(27,648)

	March 31, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(3,857)	$1,536	$(5,393)	$2,036	$(3,357)	$12,802	$(3,357)	$9,445
Unrealized gain (loss) on cash flow hedges	136	(66)	202	(76)	126	(143)	126	(17)
Retirement obligation	0	(715)	715	(270)	445	(31,338)	445	(30,893)
Foreign currency translation	(12)	0	(12)	0	(12)	2	(12)	(10)
Total	$(3,733)	$755	$(4,488)	$1,690	$(2,798)	$(18,677)	$(2,798)	$(21,475)

The following table details the activity reclassified from accumulated other comprehensive income into income during the period:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
	March 31,
(Dollars in thousands)	2014	2013	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(115)	$(66)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	50	1,536	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	105	Salaries and employee benefits
Recognized net actuarial loss (2)	(481)	(820)	Salaries and employee benefits
Amortization and settlement charges of defined benefit pension items	(378)	(715)	Salaries and employee benefits
Total reclassifications for the period, before tax	$(443)	$755

(1) Negative amount are debits to profit/loss.
(2) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 10:  DERIVATIVES

First Financial uses derivative instruments, including interest rate caps, floors and swaps, to meet the needs of its clients while managing the interest rate risk associated with certain transactions.  First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs and may from time to time utilize interest rate swaps to manage the interest rate risk profile of the Company. First Financial does not use derivatives for speculative purposes.

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At March 31, 2014, the Company had a total counterparty notional amount outstanding of approximately $673.3 million, spread among nine counterparties, with an outstanding liability from these contracts of $10.1 million. At December 31, 2013, the Company had a total counterparty notional amount outstanding of approximately $561.6 million, spread among nine counterparties, with an outstanding liability from these contracts of $9.3 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		March 31, 2014			December 31, 2013
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$9,632	$0	$(762)	$9,836	$0	$(865)
Matched interest rate swaps with borrower	Accrued interest and other assets	463,663	11,174	(1,271)	451,744	11,710	(1,767)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	463,663	1,271	(11,394)	451,744	1,767	(11,799)
Total		$936,958	$12,445	$(13,427)	$913,324	$13,477	$(14,431)

In connection with its use of derivative instruments, First Financial and its counterparties are required to post cash collateral to offset the market position of the derivative instruments under certain conditions. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within Accrued interest and other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$762	$0	$762	$865	$(663)	$202
Matched interest rate swaps with counterparty	12,666	(10,470)	2,196	13,566	(9,533)	4,033
Total	$13,428	$(10,470)	$2,958	$14,431	$(10,196)	$4,235

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2014:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$9,632	2.8	$(762)	2.13%	6.85%
Receive fixed, matched interest rate swaps with borrower	463,663	4.0	9,903	4.81%	2.82%
Pay fixed, matched interest rate swaps with counterparty	463,663	4.0	(10,123)	2.82%	4.81%
Total asset conversion swaps	$936,958	4.0	$(982)	3.80%	3.85%

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits, totaling $200.0 million as of March 31, 2014 and $100.0 million as of December 31, 2013. These interest rate swaps qualify for hedge accounting and involve the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial and have a remaining weighted average term of approximately 5 years. Accrued interest and other assets included $0.2 million at March 31, 2014 and $0.8 million at December 31, 2013, respectively, reflecting the fair value of these cash flow hedges.

NOTE 11:  INCOME TAXES

For the first quarter 2014, income tax expense was $7.1 million, resulting in an effective tax rate of 31.9%, compared with income tax expense of $6.4 million and an effective tax rate of 31.5% for the comparable period in 2013. The increase in the effective tax rate for the first quarter 2014 as compared to the first quarter 2013 was primarily the result of a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary in 2013, partially offset by an adjustment to deferred tax liabilities relating to a favorable change in state tax laws and higher tax-exempt income earned during the first quarter 2014.

At March 31, 2014, and December 31, 2013, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due.  Management determined that no reserve for income tax-related uncertainties was necessary as of March 31, 2014 and December 31, 2013.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2010 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2010 through 2013 remain open to examination by the federal taxing authority. First Financial is no longer subject to state and local income tax examinations for years prior to 2009.  Tax years 2009 through 2013 remain open to state and local examination in various jurisdictions.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

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

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $16.9 million and $14.0 million at March 31, 2014, and December 31, 2013, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.6 billion at March 31, 2014, and $1.4 billion at December 31, 2013.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2014. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2014 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2013.  As a result of the plan’s actuarial projections for 2014, First Financial recorded income related to its pension plan of $0.3 million for the three months ended March 31, 2014, compared to an immaterial expense for the same period in 2013.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income:

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Service cost	$1,041	$975
Interest cost	620	619
Expected return on assets	(2,292)	(2,294)
Amortization of prior service cost	(103)	(105)
Net actuarial loss	481	820
Net periodic benefit (income) cost	$(253)	$15

As a result of lump sum distributions from the pension plan during the year, First Financial was required to re-measure the plan's assets and liabilities and recognize pension settlement charges through noninterest expense during 2013. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. Associates are eligible to request a lump sum distribution from the Company's pension plan at retirement or upon leaving the Company. The accounting threshold for lump sum distributions from the plan reset on January 1, 2014, however, the Company could incur pension settlement charges again if lump sum distributions exceed the annual accounting threshold in future periods.

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Numerator
Net income available to common shareholders	$15,104	$13,824

Denominator
Basic earnings per common share - weighted average shares	57,091,604	57,439,029
Effect of dilutive securities —
Employee stock awards	591,659	744,503
Warrants	144,916	99,935
Diluted earnings per common share - adjusted weighted average shares	57,828,179	58,283,467

Earnings per share available to common shareholders
Basic	$0.26	$0.24
Diluted	$0.26	$0.24

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of March 31, 2014 and 2013. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 24,026 and 346,765 at March 31, 2014 and 2013, respectively.

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

FDIC indemnification asset. Fair value of the FDIC indemnification asset was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, and may be impacted by the relatively short remaining term of loss sharing coverage on covered commercial assets. The five year period of loss protection will expire for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The Company classifies the estimated fair value of the indemnification asset as Level 3 in the fair value hierarchy.

Deposits. The fair value of demand deposits, savings accounts and certain money-market deposits was the amount payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date.  The fair value of fixed-rate certificates of deposit was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2014
Financial assets
Cash and short-term investments	$171,196	$171,196	$171,196	$0	$0
Investment securities held-to-maturity	890,806	885,327	0	885,327	0
Other investments	47,659	47,659	0	47,659	0
Loans held for sale	6,171	6,171	0	6,171	0
Loans - excluding covered loans	3,571,180	3,564,373	0	0	3,564,373
Covered loans	398,832	404,861	0	0	404,861
FDIC indemnification asset	39,003	30,387	0	0	30,387

Financial liabilities
Deposits
Noninterest-bearing	$1,122,816	$1,122,816	$0	$1,122,816	$0
Interest-bearing demand	1,102,029	1,102,029	0	1,102,029	0
Savings	1,639,495	1,639,495	0	1,639,495	0
Time	956,049	957,047	0	957,047	0
Total deposits	4,820,389	4,821,387	0	4,821,387	0
Short-term borrowings	835,093	835,093	835,093	0	0
Long-term debt	60,163	61,787	0	61,787	0

	Carrying	Estimated Fair Value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets
Cash and short-term investments	$143,450	$143,450	$143,450	$0	$0
Investment securities held-to-maturity	837,272	824,985	0	824,985	0
Other investments	47,427	47,427	0	47,427	0
Loans held for sale	8,114	8,114	0	8,114	0
Loans - excluding covered loans	3,461,812	3,455,776	0	0	3,455,776
Covered loans	438,972	451,545	0	0	451,545
FDIC indemnification asset	45,091	34,820	0	0	34,820

Financial liabilities
Deposits
Noninterest-bearing	$1,147,452	$1,147,452	$0	$1,147,452	$0
Interest-bearing demand	1,125,723	1,125,723	0	1,125,723	0
Savings	1,612,005	1,612,005	0	1,612,005	0
Time	952,327	951,220	0	951,220	0
Total deposits	4,837,507	4,836,400	0	4,836,400	0
Short-term borrowings	748,749	748,749	748,749	0	0
Long-term debt	60,780	62,706	0	62,706	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
March 31, 2014
Assets
Derivatives	$0	$12,445	$0	$(12,445)	$0
Available-for-sale investment securities	8,050	854,476	0	0	862,526
Total	$8,050	$866,921	$0	$(12,445)	$862,526

Liabilities
Derivatives	$0	$13,427	$0	$(12,445)	$982

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
December 31, 2013
Assets
Derivatives	$0	$13,477	$0	$(13,477)	$0
Available-for-sale investment securities	7,976	905,625	0	0	913,601
Total	$7,976	$919,102	$0	$(13,477)	$913,601

Liabilities
Derivatives	$0	$14,431	$0	$(13,477)	$954

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

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2014
Assets
Impaired loans (1)	$0	$0	$12,108
OREO	0	0	7,467
Covered OREO	0	0	11,975

	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2013
Assets
Impaired loans (1)	$0	$0	$13,699
OREO	0	0	5,358
Covered OREO	0	0	8,937

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), observable market data for similar assets and liabilities (Level 2), and independent third party valuations and borrower records, discounted as appropriate (Level 3).

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.5 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 106 banking centers and 129 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. The Bank also provides lending products, primarily equipment and leasehold improvement financing, for select concepts and franchisees in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.5 billion in assets under management as of March 31, 2014.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through Federal Deposit Insurance Corporation (FDIC)-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The five year period of loss protection will expire for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. Covered assets represent approximately 6.7% of First Financial’s total assets at March 31, 2014.

MARKET STRATEGY AND BUSINESS COMBINATIONS

On December 17, 2013, First Financial and First Financial Bank entered into a definitive merger agreement with The First Bexley Bank (First Bexley or Bexley). Founded in 2006 and conducting operations out of one full service branch location in Bexley, Ohio, First Bexley serves commercial and consumer clients throughout Columbus and central Ohio. Under the merger agreement, First Financial will acquire Bexley in a cash and stock transaction in which Bexley will merge with and into First Financial Bank. Shareholders of First Bexley will receive $30.50 for each share of First Bexley common stock consisting of $24.40 in the Company’s common stock and $6.10 in cash, subject to certain adjustment depending upon changes in the price of the Company’s common stock. Including outstanding options on First Bexley common stock, the transaction is valued at approximately $44.5 million. As of March 31, 2014, First Bexley had total assets of $309.6 million, total loans of $282.8 million, total deposits of $273.9 million and total common shareholders’ equity of $24.1 million.

On December 19, 2013, First Financial and First Financial Bank signed a definitive merger agreement with Insight Bank (Insight). Founded in 2006 and conducting operations out of one full service location in Worthington, Ohio, and a mortgage origination office in Newark, Ohio, Insight provides commercial and consumer banking services to clients throughout Columbus and central Ohio. Under the merger agreement, First Financial will acquire Insight in a cash and stock transaction in which Insight will merge with and into First Financial Bank. Shareholders of Insight will receive $20.50 for each share of Insight common stock consisting of $16.40 in the Company’s common stock and $4.10 in cash, subject to certain adjustment depending upon changes in the price of the Company’s common stock. Including outstanding options on Insight common stock, the transaction is valued at approximately $36.6 million. As of March 31, 2014, Insight had total assets of $233.7 million, total loans of $198.0 million, total deposits of $169.6 million and total common shareholders’ equity of $24.6 million.

On April 29, 2014, First Financial entered into a definitive merger agreement with Guernsey Bancorp, Inc. (Guernsey). Additionally, The Guernsey Bank, an Ohio state chartered bank and wholly owned subsidiary of Guernsey, will merge with and into First Financial Bank. Headquartered in Worthington, Ohio, Guernsey conducts operations out of three full service branches and serves commercial and consumer clients throughout Columbus and central Ohio. Under the terms of the merger agreements, First Financial will acquire Guernsey for cash consideration of $13.5 million and the transfer of a single bank-owned property with a book value of $1.0 million to Guernsey’s sole shareholder. As of March 31, 2014, The Guernsey Bank had total assets of $121.0 million, total loans of $72.8 million, total deposits of $98.7 million and total common shareholders' equity of $8.6 million.

The Bexley, Insight and Guernsey acquisitions will provide First Financial an entrance into the Columbus, Ohio market, and introduce the Company's diverse product set to commercial and consumer clients of those institutions. When completed, these acquisitions will position First Financial as the largest community bank serving Franklin County in the metropolitan Columbus market. The Bexley and Insight acquisitions are subject to approval by both regulators and their respective shareholders, and are expected to close in the second quarter 2014. The Guernsey acquisition is also subject to regulatory approval and is expected to close in the second half of 2014.

In addition to the Columbus acquisitions discussed above, First Financial also entered the Fort Wayne, Indiana market through the hiring of experienced and well-established commercial and residential mortgage lending teams in January of 2014. On a combined basis, these actions provide First Financial entrance into two new metropolitan markets that it believes have attractive demographics and future growth prospects.

As part of the on-going evaluation of its banking center network, First Financial consolidated 5 banking centers located in Ohio and Indiana during the first quarter 2014. Customer relationships related to the consolidated banking centers were transferred to the nearest First Financial location where those customers continue to receive the same high level of service.

OVERVIEW OF OPERATIONS

First quarter 2014 net income was $15.1 million and earnings per diluted common share were $0.26. This compares with first quarter 2013 net income of $13.8 million and earnings per diluted common share of $0.24.

Return on average assets for the first quarter 2014 was 0.96% compared to 0.88% for the comparable period in 2013.  Return on average shareholders’ equity for the first quarter 2013 was 8.95% compared to 7.91% for the comparable period in 2013.

A discussion of First Financial's results of operations for the first quarter of 2014 follows.

NET INTEREST INCOME

Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets over interest paid on interest-bearing liabilities, plus fees for financial services provided to clients. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such earning assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets.

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investments.  This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2014	2013
Net interest income	$54,819	$58,666
Tax equivalent adjustment	702	477
Net interest income - tax equivalent	$55,521	$59,143

Average earning assets	$5,821,130	$5,887,810

Net interest margin (1)	3.82%	4.04%
Net interest margin (fully tax equivalent) (1)	3.87%	4.07%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2014 was $54.8 million, declining $3.8 million or 6.6% from first quarter 2013 net interest income of $58.7 million. Net interest income on a fully tax-equivalent basis for the first quarter 2014 was $55.5 million compared to $59.1 million for the first quarter 2013. Net interest margin was 3.82% for the first quarter 2014 compared to 4.04% for the first quarter 2013.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets as well as the continued low interest rate environment.

The decline in net interest income for the first quarter 2014, as compared to the first quarter 2013, was the result of a $4.5 million or 7.1% decrease in total interest income to $59.0 million in the first quarter of 2014 from $63.5 million in the first quarter 2013. The decline in total interest income was partially offset by a $0.7 million or 13.9% decrease in total interest expense to $4.2 million in the first quarter 2014 from $4.8 million in the first quarter 2013.

The decline in total interest income resulted from a decrease in interest income and fees earned on loans, primarily as a result of continued paydowns and resolutions in the Company's high-yielding covered loan portfolio, as well as declining portfolio and new origination loan yields. The average balance of covered loans for the first quarter 2014 declined $290.3 million or 40.1% compared to the first quarter 2013, contributing to the lower interest income earned on covered loans and the related decline in net interest margin. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities. The yields earned on covered loans have also declined in recent periods due to changes in the mix of covered loans as the portfolio matures.

The decline in covered loan balances was partially offset by growth in lower yielding assets as average uncovered loan balances increased $342.7 million or 10.8% from the first quarter of 2013 as a result of strong new loan origination activity in recent periods. However, as a result of the low interest rate environment, new loan originations continue to be recorded at yields significantly lower than the yields on loans that pay off or mature during the period muting the impact of increased balances on interest income and net interest margin.

The decline in total interest income was partially offset by higher interest income earned on investment securities during the first quarter 2014. While the average balance of investment securities decreased modestly in the first quarter 2014 as compared to the first quarter 2013, the average yield on investment securities increased 54 bps, to 2.52% in the first quarter 2014 from 1.98% in the first quarter 2013. The increased yield on investment securities is primarily related to higher reinvestment rates and continued stabilization in premium amortization.

Interest expense and net interest margin continued to benefit from the impact of the Company's deposit pricing and rationalization strategies as the average balance of interest-bearing deposits declined $90.2 million or 2.4% and the cost of funds related to these deposits decreased 5 bps to 36 bps for the first quarter 2014 compared to 41 bps for the comparable quarter in 2013. Interest expense also benefited from a decrease in average long-term borrowings of $14.4 million or 19.2% from March 31, 2013 to March 31, 2014, which was primarily due to the maturity of a single agreement during the second half of 2013.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments:
Investment securities	$1,807,571	2.52%	$1,654,374	2.38%	$1,838,783	1.98%
Interest-bearing deposits with other banks	2,922	1.39%	4,906	0.57%	3,056	0.53%
Gross loans (1)	4,010,637	4.83%	4,018,454	4.93%	4,045,971	5.47%
Total earning assets	5,821,130	4.11%	5,677,734	4.18%	5,887,810	4.37%

Nonearning assets
Allowance for loan and lease losses	(61,902)		(68,264)		(95,512)
Cash and due from banks	123,583		110,246		111,599
Accrued interest and other assets	516,424		513,255		487,152
Total assets	$6,399,235		$6,232,971		$6,391,049

Interest-bearing liabilities
Deposits:
Interest-bearing demand	$1,107,844	0.12%	$1,150,275	0.19%	$1,112,664	0.12%
Savings	1,633,910	0.20%	1,637,657	0.15%	1,618,239	0.10%
Time	953,423	0.94%	932,877	0.90%	1,054,499	1.20%
Total interest-bearing deposits	3,695,177	0.36%	3,720,809	0.35%	3,785,402	0.41%
Borrowed fund:
Short-term borrowings	782,112	0.17%	522,630	0.20%	660,587	0.20%
Long-term debt	60,367	3.52%	60,892	3.51%	74,740	3.55%
Total borrowed funds	842,479	0.41%	583,522	0.54%	735,327	0.54%
Total interest-bearing liabilities	4,537,656	0.37%	4,304,331	0.37%	4,520,729	0.43%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,096,509		1,129,097		1,049,943
Other liabilities	80,738		99,480		111,515
Shareholders' equity	684,332		700,063		708,862
Total liabilities and shareholders' equity	$6,399,235		$6,232,971		$6,391,049

Net interest income	$54,819		$55,804		$58,666

Net interest spread		3.74%		3.81%		3.94%
Contribution of noninterest-bearing sources of funds		0.08%		0.09%		0.10%
Net interest margin (2)		3.82%		3.90%		4.04%

(1)	Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the Three Months Ended March 31, 2014
	Linked Qtr. Income Variance			Comparable Qtr. Income Variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$595	$724	$1,319	$2,485	$(194)	$2,291
Other earning assets	10	(7)	3	6	0	6
Gross loans (1)	(1,025)	(1,156)	(2,181)	(6,397)	(421)	(6,818)
Total earning assets	(420)	(439)	(859)	(3,906)	(615)	(4,521)
Interest-bearing liabilities
Total interest-bearing deposits	$166	$(97)	$69	$(463)	$(81)	$(544)
Borrowed funds
Short-term borrowings	(32)	104	72	(51)	51	0
Federal Home Loan Bank long-term debt	1	(16)	(15)	(5)	(125)	(130)
Total borrowed funds	(31)	88	57	(56)	(74)	(130)
Total interest-bearing liabilities	135	(9)	126	(519)	(155)	(674)
Net interest income	$(555)	$(430)	$(985)	$(3,387)	$(460)	$(3,847)

(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2014 noninterest income was $14.2 million, representing a $12.5 million or 46.9% decrease from noninterest income of $26.7 million in the first quarter 2013.  The decline in noninterest income from the comparable quarter in 2013 was due primarily to a $9.4 million decline in FDIC loss sharing income, a $1.5 million decline in gains on the sale of investment securities, a $0.9 million decline in accelerated discount on covered loans and a $0.3 million decline in gains from sales of loans.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income declined $9.4 million or 105.7% from $8.9 million during the first quarter 2013 to an expense of $0.5 million for the first quarter 2014 as a result of negative covered provision expense, declining losses on covered assets and lower loss sharing expense during the period. The negative covered provision expense during the first quarter 2014 resulted from improvement in future expected cash flows on covered loans during the period.

Income from the accelerated discount on covered loans decreased $0.9 million or 47.5% from $1.9 million during first quarter 2013 to $1.0 million for the first quarter 2014. Accelerated discounts on covered loans that prepay result from the accelerated recognition of a component of the covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the first quarter 2014 was related to declines in both the volume and size of covered loans prepaying during the period as well as declines in the size of the remaining discounts on these loans.

The decline in gains on sales of investment securities was related to a significantly lower volume of sales activity during the first quarter 2014 as compared to the same period in 2013. The decline in net gains from sales of loans was also related to lower sales volume during the first quarter of 2014 as recent increases in long-term interest rates have impacted demand for residential mortgage loans.

NONINTEREST EXPENSE

First quarter 2014 noninterest expense was $47.8 million compared with $53.1 million for the first quarter of 2013. The $5.3 million or 9.9% decrease from the comparable quarter in 2013 was primarily attributable to a $2.1 million decline in salaries and benefits expense, a $1.1 million decline in other noninterest expense, a $0.9 million decline in net occupancy expense, a $0.7 million decline in loss sharing expense and a $0.4 million decline in state intangible tax expense. These declines were partially offset by $0.4 million increase in data processing expense.

The decline in salaries and benefits expense and net occupancy expense were primarily attributable to staffing reductions and branch consolidations associated with the Company's previously announced efficiency efforts. The decline in other noninterest expense was primarily due to a $1.3 million decline in fixed asset-related costs associated with recent branch consolidations and a $0.4 million decline in fraud loss, offset by a $0.5 million legal settlement expense during the first quarter 2014. The decline in state intangible tax expense was related to changes in state tax regulations and rates that became effective during the current period.

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

The increase in data processing expenses in first quarter 2014 compared to the same period in 2013 were related to First Financial's new internet and mobile banking platforms, as well as conversion-related expenses associated with the Company's pending acquisitions.

INCOME TAXES

Income tax expense was $7.1 million and $6.4 million for the first quarters of 2014 and 2013, respectively. The effective tax rates for the first quarters of 2014 and 2013 were 31.9% and 31.5%, respectively. The increase in the effective tax rate for the first quarter 2014, as compared to the first quarter 2013, was primarily the result of a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary in 2013, partially offset by an adjustment to deferred tax liabilities relating to a favorable change in state tax laws and higher tax-exempt income earned during the first quarter 2014. While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2014 is expected to be approximately 32.0% - 34.0%.

LOANS - EXCLUDING COVERED LOANS

First Financial continues to experience strong loan demand in 2014 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding covered loans and loans held for sale, totaled $3.6 billion as of March 31, 2014, increasing $108.6 million, or 12.6% on an annualized basis, compared to December 31, 2013.  The increase in loan balances from December 31, 2013 was primarily related to an $82.4 million increase in commercial loans and a $16.9 million increase in commercial real estate loans, with contributions also coming from residential mortgage and construction lending, which increased $7.8 million and $7.3 million, respectively.

First quarter 2014 average loans, excluding covered loans and loans held for sale, increased $342.7 million or 10.8% from the first quarter of 2013.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of a $198.8 million increase in commercial real estate loans, a $79.8 million increase in commercial loans, a $31.8 million increase in residential real estate loans, a $29.1 million increase in lease financing and an $8.9 million increase in home equity loans, partially offset by a $9.1 million decline in installment loans.

LOANS - COVERED

Covered loans declined $48.5 million, or 10.6%, to $409.4 million at March 31, 2014 from $457.9 million as of December 31, 2013.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

The five year period of loss protection will expire for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. The expiration of loss sharing protection will result in a reclassification of loan balances in the Consolidated Balance Sheets from covered loans to uncovered loans, but will not have an effect on the accounting for these loans.

ASSET QUALITY

Excluding covered assets. Due to the significant difference in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered assets are generally more meaningful.

At March 31, 2014, loans 30-to-89 days past due decreased to $13.9 million, or 0.38% of period end loans, as compared to $13.6 million, or 0.39%, at December 31, 2013. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (TDRs) and OREO, decreased $11.0 million, or 15.2%, to $61.5 million at March 31, 2014 from $72.5 million as of December 31, 2013, due to a $4.0 million, or 7.5%, decline in nonperforming loans and a $7.1 million, or 35.7%, decline in OREO balances during the first quarter.

The decline in nonperforming loans compared to December 31, 2013 was primarily related to payments received on two commercial real estate credits totaling $1.0 million, a $0.7 million accruing TDR that was refinanced at market terms upon maturity and is no longer classified as a TDR and $2.4 million of charge-offs during the period. OREO balances declined during the first quarter as resolutions and valuation adjustments of $8.3 million exceeded additions of $1.2 million during the quarter. While there were no individually significant additions during the first quarter, resolutions during the period included the sale of a single commercial property totaling $7.9 million which was added to OREO during the fourth quarter 2013.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $103.5 million as of March 31, 2014 compared to $110.5 million at December 31, 2013. The declines in nonperforming loans, nonperforming assets and classified assets during the first quarter 2014 continue to reflect the Company's successful resolution efforts as well as modest but steady improvement in economic conditions in the markets in which First Financial operates.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of March 31, 2014, and the four previous quarters.

	Quarter ended
	2014	2013
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$7,097	$7,934	$8,554	$12,925	$16,296
Real estate - construction	223	223	1,099	1,104	2,094
Real estate - commercial	16,758	17,286	35,549	35,055	33,871
Real estate - residential	8,157	8,606	9,346	9,369	8,295
Installment	399	574	421	249	341
Home equity	2,700	2,982	2,871	2,813	3,059
Lease financing	0	0	86	496	496
Nonaccrual loans	35,334	37,605	57,926	62,011	64,452
Accruing troubled debt restructurings (TDRs)	13,400	15,094	16,278	12,924	12,757
Total nonperforming loans	48,734	52,699	74,204	74,935	77,209
Other real estate owned (OREO)	12,743	19,806	11,804	11,798	11,993
Total nonperforming assets	61,477	72,505	86,008	86,733	89,202
Accruing loans past due 90 days or more	208	218	265	158	157
Total underperforming assets	$61,685	$72,723	$86,273	$86,891	$89,359
Total classified assets	$103,471	$110,509	$120,423	$129,832	$130,436

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	121.76%	116.55%	78.57%	75.87%	74.95%
Nonperforming loans	88.28%	83.17%	61.34%	62.78%	62.57%
Total ending loans	1.19%	1.25%	1.33%	1.39%	1.49%
Nonperforming loans to total loans	1.35%	1.50%	2.16%	2.22%	2.38%
Nonperforming assets to
Ending loans, plus OREO	1.70%	2.06%	2.50%	2.56%	2.74%
Total assets, including covered assets	0.95%	1.13%	1.38%	1.38%	1.40%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	1.33%	1.63%	2.03%	2.17%	2.34%
Total assets, including covered assets	0.74%	0.89%	1.12%	1.18%	1.20%

(1) Nonaccrual loans include nonaccrual TDRs of $14.6 million, $13.0 million, $13.0 million, $19.9 million and $22.3 million, as of March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

Covered assets. Covered loans accounted for under FASB ASC Topic 310-30 were grouped into pools for purposes of periodically re-estimating the expected cash flows and recognizing impairment or improvement in the loan pools. Accordingly, loans accounted for under FASB ASC Topic 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments.

First Financial had $4.7 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $23.0 million of covered OREO at March 31, 2014. First Financial had $3.8 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $27.1 million of covered OREO at December 31, 2013. Covered OREO decreased $4.1 million, or 15.0%, from December 31, 2013 as resolutions and valuation adjustments of $4.8 million exceeded additions of $0.8 million during the first quarter 2014.

Classified covered loan balances, which are are defined by the Company as nonperforming covered assets plus performing covered loans internally rated substandard or worse, declined $20.7 million, or 21.4% to $76.2 million at March 31, 2014 from $97.0 million at December 31, 2013. The decline in classified covered loan balances during 2014 reflects the Company's continued progress in bringing troubled covered loans to resolution.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion or 27.7% of total assets at March 31, 2014, compared with a balance of $1.8 billion or 28.0% of total assets at December 31, 2013.  Securities available-for-sale at March 31, 2014 totaled $862.5 million, compared with a balance of $913.6 million at December 31, 2013, while held-to-maturity securities totaled $890.8 million at March 31, 2014 compared with a balance of $837.3 million at December 31, 2013.

The investment portfolio increased $2.7 million, or 0.1%, during the first three months of 2014 as $139.7 million of purchases were offset by sales, amortizations and other portfolio reductions. The Company sold $92.5 million of securities during the first quarter consisting primarily of collateralized loan obligations (CLOs) and, to a lesser extent, hybrid securities, collateralized mortgage obligations and corporate securities, resulting in a gain of $0.1 million. Proceeds from these sales were reinvested primarily in commercial mortgage backed securities during the period.

The sale of CLOs during the first quarter was due to the potential regulatory impact under the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits banks from engaging in short-term proprietary trading activities for their own account and from owning, sponsoring or having certain relationships with hedge funds or private equity funds. Under the original rule approved in December 2013, banks were required to conform investments to the requirements of the Volcker Rule or divest them by July 21, 2015. In order to mitigate risk related to the uncertain application of the Volcker Rule to the Company's CLOs and the broader CLO market, First Financial sold its CLO holdings during the first quarter 2014. Subsequently, on April 7, 2014, the Federal Reserve announced a two year extension of the deadline for banks to conform their CLO portfolios with the Volcker Rule to July 21, 2017.

The overall duration of the investment portfolio decreased slightly to 4.2 years as of March 31, 2014 from 4.3 years as of December 31, 2013. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk. The Company does, however, include these risks in its evaluation of current market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $12.4 million unrealized after-tax loss on the investment portfolio at March 31, 2014, which declined $3.9 million from $16.3 million at December 31, 2013 primarily due to investment gains during the period as a result of the tightening of mortgage and fixed income spreads.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet and capital sensitivity, as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2014 were $4.8 billion, a decrease of $17.1 million or 0.4% compared to December 31, 2013.  The decrease in total deposits at March 31, 2014 as compared to December 31, 2013 was driven by a $24.6 million or 2.1% decline in total noninterest bearing deposits offset by a $7.5 million or 0.2% increase in total interest bearing deposit balances.

Non-time deposit balances totaled $3.9 billion as of March 31, 2014, decreasing $20.8 million, or 0.5%, compared to December 31, 2013. Seasonal factors drove declines in commercial and public fund balances of $21.5 million and $49.1 million, respectively. These declines were partially offset by a $50.1 million increase in consumer balances across multiple product offerings. Time deposit balances increased $3.7 million, or 0.4%, due to an increase in public fund balances, partially offset by a slight decline in consumer balances.

Year-to-date average deposits declined $43.7 million, or 0.9%, to $4.8 billion at March 31, 2014 from March 31, 2013 primarily due to a $101.1 million decrease in average time deposits, partially offset by a $46.6 million increase in noninterest bearing deposits. The year-over-year decline in average time deposits was a result of the Company's continued focus on growing core deposit relationships and reducing single service and higher-cost time deposits.

As the Company's deposit base continues to shift away from fixed-rate time deposits toward market-priced or indexed deposit products, First Financial has executed interest rate swaps to manage interest rate volatility on indexed floating rate deposits. These interest rate swaps, totaling $200.0 million as of March 31, 2014 and $100.0 million as of December 31, 2013, involve the receipt by First Financial of variable-rate interest payments in exchange for fixed-rate interest payments by First Financial for approximately 5 years. As a result, First Financial has secured fixed rate funding at a weighted average cost of funds of 1.42% for the duration of the interest rate swaps.

Borrowed funds increased to $895.3 million at March 31, 2014 from $809.5 million at December 31, 2013, primarily due to a $68.8 million increase in Federal Home Loan Bank (FHLB) short-term borrowings. Short-term borrowings with the FHLB, which are utilized to manage normal liquidity needs, increased primarily as a result of seasonal outflows of public fund deposits, loan fundings and investment security purchases during the quarter.

For further discussion of First Financial's borrowing capacity and liquidity management, see the Liquidity section of Management's Discussion and Analysis.

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base.

As discussed in the Deposits and Funding section above, First Financial also utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources. First Financial's total remaining borrowing capacity from the FHLB was $320.2 million at March 31, 2014. First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $2.9 billion as collateral for borrowings from the FHLB as of March 31, 2014.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $862.5 million at March 31, 2014.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity and totaled $0.2 million at March 31, 2014.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are also sources of liquidity.

At March 31, 2014, in addition to liquidity on hand of $171.2 million, First Financial had unused and available overnight wholesale funding of $1.8 billion, or 28.2% of total assets, to fund loan and deposit activities as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $0.2 million for the first quarter 2014.  As of March 31, 2014, First Financial’s subsidiaries had retained earnings of $362.4 million of which $11.9 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $76.2 million in cash at the parent company as of March 31, 2014, which is approximately two times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses.

First Financial repurchased 40,255 shares of the Company's common stock for $0.7 million during the first quarter of 2014 under a previously announced share repurchase plan. Under this same plan, First Financial purchased 750,145 shares of the Company's common stock for $11.8 million during 2013.

Capital expenditures, such as banking center expansions and technology investments were $1.6 million and $3.9 million for the first three months of 2014 and 2013, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

Quantitative measures established and defined by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2014, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2014, and December 31, 2013, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

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

Consolidated regulatory capital ratios at March 31, 2014, included the leverage ratio of 9.94%, Tier 1 capital ratio of 14.42% and total capital ratio of 15.67%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $335.8 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.23% at March 31, 2014 as compared to 9.20% at December 31, 2013.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk-weighted assets during 2014 primarily as a result of declines in lower risk-weighted covered assets offset by increases in higher risk-weighted uncovered loans and investment securities. First Financial's Leverage ratio was negatively impacted by an increase in average assets through March 31, 2014.

In July 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III).  The final rule includes transition periods to ease the potential burden, with community banks such as First Financial subject to the final rule beginning January 1, 2015.  Among other things, Basel III includes new minimum risk-based and leverage capital requirements for all banks.  The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a new capital conservation buffer of 2.5% of risk-weighted assets that will be phased-in over a transition period ending December 31, 2018.  Further, the minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio.  The required total risk-based capital ratio will not change.

Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.  The Basel III requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital allocations.

While First Financial continues to evaluate this final rule and its potential impact, management expects that the Company will continue to exceed all regulatory capital requirements under Basel III.

The following tables illustrate the actual and required capital amounts and ratios as of March 31, 2014 and December 31, 2013.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk-weighted assets
Consolidated	$685,926	15.67%	$350,120	8.00%	N/A	N/A
First Financial Bank	606,365	13.89%	349,189	8.00%	$436,487	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	631,099	14.42%	175,060	4.00%	N/A	N/A
First Financial Bank	544,921	12.48%	174,595	4.00%	261,892	6.00%

Tier 1 capital to average assets
Consolidated	631,099	9.94%	254,043	4.00%	N/A	N/A
First Financial Bank	544,921	8.59%	253,846	4.00%	317,308	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
Consolidated	$679,074	15.88%	$342,092	8.00%	N/A	N/A
First Financial Bank	588,643	13.80%	341,184	8.00%	$426,480	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	624,850	14.61%	171,046	4.00%	N/A	N/A
First Financial Bank	527,712	12.37%	170,592	4.00%	255,888	6.00%

Tier 1 capital to average assets
Consolidated	624,850	10.11%	247,106	4.00%	N/A	N/A
First Financial Bank	527,712	8.55%	246,739	4.00%	308,423	5.00%

Shareholder Dividends. First Financial paid a dividend of $0.15 per common share on April 1, 2014 to shareholders' of record as of February 28, 2014. Additionally, First Financial's board of directors authorized a dividend of $0.15 per common share for the next regularly scheduled dividend, payable on July 1, 2014 to shareholders of record as of May 30, 2014.

Share Repurchases. In January 2014, First Financial's board of directors suspended further share repurchase activity under the 2012 share repurchase plan discussed below in connection with the regulatory applications related to the Company's pending acquisitions.

In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under the Basel Committee on Banking Supervision's final framework for strengthening international capital and liquidity regulation released in December 2010 (Basel III).

As discussed in the Liquidity section above, the Company repurchased 40,255 shares under this plan during the first quarter of 2014 at an average price of $17.32 per share and 750,145 shares at an average price of $15.70 per share during 2013. At March 31, 2014, 3,749,100 common shares remained available for repurchase under this plan.

RISK MANAGEMENT

First Financial manages risk through a structured enterprise risk management (ERM) approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and has, over time, embedded risk awareness as part of the culture of the Company.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

For a full discussion of these risks, see the Risk Management section in Management's Discussion and Analysis in First Financial’s 2013 Annual Report. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by its board of directors.

Allowance for loan and lease losses - excluding covered loans. First Financial records a provision for loan and lease losses (provision) in the Consolidated Statements of Income to maintain the allowance for loan and lease losses (allowance) at a level considered sufficient to absorb probable loan and lease losses inherent in the portfolio.

The allowance was $43.0 million as of March 31, 2014 compared to $43.8 million as of December 31, 2013.  As a percentage of period-end loans, the allowance was 1.19% as of March 31, 2014 compared to 1.25% as of December 31, 2013.  The decrease in the allowance from December 31, 2013 was primarily the result of continued improvement in the Company's historical loss rates as well as paydowns, charge-offs and other resolution activities related to impaired loans that resulted in lower specific reserves during the period. Additionally, the allowance as a percentage of loans continues to be impacted by loan growth, as newly originated loans are generally reserved for at lower rates.

First quarter 2014 net charge-offs were $2.0 million or 0.23% of average loans and leases on an annualized basis, compared with $2.5 million or 0.32% of average loans and leases on an annualized basis for the comparable quarter in 2013. The $0.5 million decrease from the comparable period in 2013 was primarily the result of reduced charge-offs of commercial and commercial real estate loans. Provision expense is a product of the Company's allowance for loan and lease losses model, as well as net charge-off activity during the period. First quarter 2014 provision expense was $1.2 million as compared to $3.0 million during the comparable quarter in 2013.

The decline in the allowance during the first quarter of 2014 was consistent with declines in net charge-offs, nonaccrual loans, nonperforming assets and classified assets when compared to December 31, 2013 and continues to reflect gradual improvement in property values and overall economic conditions across the Company's footprint. The allowance as a percentage of nonaccrual loans, including nonaccrual TDRs was 121.8% at March 31, 2014 compared with 116.6% at December 31, 2013. The allowance as a percentage of nonperforming loans, which include accruing TDRs, was 88.3% at March 31, 2014 compared with 83.2% at December 31, 2013.

See Note 6 to the Consolidated Financial Statements, Allowance for Loan and Lease Losses, for further discussion of First Financial's allowance for uncovered loans.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended
	2014	2013
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$43,829	$45,514	$47,047	$48,306	$47,777
Provision for loan losses	1,159	1,851	1,413	2,409	3,041
Gross charge-offs
Commercial	656	293	1,482	859	781
Real estate-construction	0	1	0	0	0
Real estate-commercial	543	3,113	2,174	2,044	995
Real estate-residential	257	218	249	326	223
Installment	128	39	99	97	100
Home equity	544	706	411	591	701
All other	296	398	696	277	410
Total gross charge-offs	2,424	4,768	5,111	4,194	3,210
Recoveries
Commercial	39	194	92	67	319
Real estate-construction	0	46	490	0	136
Real estate-commercial	114	634	1,264	57	39
Real estate-residential	27	96	98	5	4
Installment	77	66	57	110	77
Home equity	103	136	95	225	52
All other	99	60	69	62	71
Total recoveries	459	1,232	2,165	526	698
Total net charge-offs	1,965	3,536	2,946	3,668	2,512
Ending allowance for loan and lease losses	$43,023	$43,829	$45,514	$47,047	$48,306

Net charge-offs to average loans and leases (annualized)
Commercial	0.24%	0.04%	0.59%	0.35%	0.22%
Real estate-construction	0.00%	(0.23)%	(2.09)%	0.00%	(0.68)%
Real estate-commercial	0.12%	0.66%	0.24%	0.55%	0.27%
Real estate-residential	0.26%	0.14%	0.17%	0.38%	0.27%
Installment	0.45%	(0.22)%	0.33%	(0.10)%	0.17%
Home equity	0.48%	0.60%	0.34%	0.40%	0.72%
All other	0.70%	1.20%	2.27%	0.90%	1.63%
Total net charge-offs	0.23%	0.41%	0.34%	0.45%	0.32%

Allowance for loan and lease losses - covered loans. The allowance for losses on covered loans was $10.6 million and $18.9 million at March 31, 2014 and December 31, 2013, respectively. First Financial updated the valuations related to covered loans during the first quarter 2014 and, as a result of improved cash flow expectations in certain loan pools, recognized negative provision expense, or impairment recapture, of $2.2 million. First Financial recognized provision expense related to covered loans of $9.0 million for the comparable period in 2013. The related, estimated reimbursement on covered loan losses due to the FDIC under loss sharing agreements was recorded as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset in the first quarter of 2014. The receivable due from the FDIC under loss sharing agreements was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset during the first quarter 2013.

The declines in the allowance for losses on covered loans and covered provision expense reflect continued improvement in credit expectations for the covered loan portfolio and significant declines in classified covered loan balances in recent periods.

See Note 6 to the Consolidated Financial Statements, Allowance for Loan and Lease Losses, for further discussion of First Financial's allowance for covered loans.

First Financial views the combination of provision expense on covered loans, losses on covered OREO and loss sharing expense, net of the related reimbursements due under loss sharing agreements recorded as FDIC loss sharing income, as the net credit costs associated with covered assets during the period. Net credit costs decreased $2.4 million or 105.7%, from $2.2 million of expense during the first quarter of 2013 to $0.1 million of income related to net credit costs during the first quarter of 2014.

	Three months ended
	2014	2013
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity - Covered
Balance at beginning of period	$18,901	$23,259	$32,961	$45,496	$45,190
Provision for loan and lease losses	(2,192)	(5,857)	5,293	(8,283)	9,042
Loans charged-off	(7,240)	(3,850)	(21,009)	(4,681)	(9,684)
Recoveries	1,104	5,349	6,014	429	948
Ending allowance for covered loan losses	$10,573	$18,901	$23,259	$32,961	$45,496

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.

First Financial monitors the Company's interest rate risk position using income simulation models and economic value of equity (EVE) sensitivity analysis that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting net interest income (NII) under a variety of interest rate scenarios including instantaneous shocks. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  First Financial continues to refine the assumptions used in its interest rate risk modeling.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2014, assuming immediate, parallel shifts in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.11)%	(1.03)%	0.07%
NII-Year 2	(3.23)%	0.78%	2.38%
EVE	(5.71)%	(1.84)%	(0.32)%

(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial's projected results for both NII and EVE sensitivity did not change significantly during the first quarter 2014 and continue to indicate a risk-neutral to modestly asset sensitive position. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

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

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2013 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2014.

ACCOUNTING AND REGULATORY MATTERS

Note 2 to the Consolidated Financial Statements,  Recently Adopted and Issued Accounting Standards, discusses new accounting standards adopted by First Financial during 2014 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

▪
the effect of and changes in policies and laws or regulatory agencies (notably the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and the new capital rules promulgated by federal banking regulators);

▪	the effect of the current low interest rate environment or changes in interest rates on our net interest margin and our loan originations and securities holdings;

▪	our ability to keep up with technological changes;

▪	failure or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers;

▪	our ability to comply with the terms of loss sharing agreements with the FDIC;

▪	the expiration of loss sharing agreements with the FDIC;

▪	mergers and acquisitions, including costs or difficulties related to the integration of acquired companies and the wind-down of non-strategic operations that may be greater than expected;

▪	the risk that exploring merger and acquisition opportunities may detract from management's time and ability to successfully manage our business;

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

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” of this report is incorporated herein by reference in response to this item.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2014
Share repurchase program	40,255	$17.32	40,255	3,749,100
Director Fee Stock Plan	2,567	17.28	N/A	N/A
Stock Plans	66,923	17.45	N/A	N/A
February 1 to February 28, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	58,555	16.91	N/A	N/A
March 1 to March 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	64,000	18.07	N/A	N/A
Total
Share repurchase program	40,255	$17.32	40,255
Director Fee Stock Plan	2,567	$17.28	N/A
Stock Plans	189,478	$17.50	N/A

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	1,250,900	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	Amended and Restated Employment and Non-Competition Agreement between First Financial Bancorp and Richard S. Barbercheck, Senior Vice President, Chief Credit Officer dated November 19, 2009. (1)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President, Chief Administrative Officer		First Vice President and Corporate Controller
and Chief Financial Officer		(Principal Accounting Officer)

Date	5/7/2014	Date	5/7/2014