Form 10-Q
period 2014-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2014-08-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common stock, No par value	57,713,480

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$123,160	$117,620
Interest-bearing deposits with other banks	39,237	25,830
Investment securities available-for-sale, at market value (cost $912,365 at June 30, 2014 and $945,052 at December 31, 2013)	897,715	913,601
Investment securities held-to-maturity (market value $901,784 at June 30, 2014 and $824,985 at December 31, 2013)	899,502	837,272
Other investments	47,640	47,427
Loans held for sale	13,108	8,114
Loans
Commercial	1,143,693	1,035,668
Real estate-construction	113,682	80,741
Real estate-commercial	1,491,731	1,496,987
Real estate-residential	372,601	352,931
Installment	43,338	47,133
Home equity	380,746	376,454
Credit card	35,656	35,592
Lease financing	81,212	80,135
Total loans - excluding covered loans	3,662,659	3,505,641
Less: Allowance for loan and lease losses - uncovered	42,027	43,829
Net loans - excluding covered loans	3,620,632	3,461,812
Covered loans	365,603	457,873
Less: Allowance for loan and lease losses - covered	12,425	18,901
Net loans – covered	353,178	438,972
Net loans	3,973,810	3,900,784
Premises and equipment	133,418	137,110
Goodwill	95,050	95,050
Other intangibles	5,344	5,924
FDIC indemnification asset	30,420	45,091
Accrued interest and other assets	287,340	283,390
Total assets	$6,545,744	$6,417,213

Liabilities
Deposits
Interest-bearing	$1,105,031	$1,125,723
Savings	1,656,798	1,612,005
Time	973,100	952,327
Total interest-bearing deposits	3,734,929	3,690,055
Noninterest-bearing	1,140,198	1,147,452
Total deposits	4,875,127	4,837,507
Federal funds purchased and securities sold under agreements to repurchase	128,013	94,749
Federal Home Loan Bank short-term borrowings	686,300	654,000
Total short-term borrowings	814,313	748,749
Long-term debt	59,693	60,780
Total borrowed funds	874,006	809,529
Accrued interest and other liabilities	90,780	88,016
Total liabilities	5,839,913	5,735,052

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2014 and 2013	574,206	577,076
Retained earnings	337,971	324,192
Accumulated other comprehensive loss	(21,569)	(31,281)
Treasury stock, at cost, 11,012,414 shares in 2014 and 11,197,685 shares in 2013	(184,777)	(187,826)
Total shareholders' equity	705,831	682,161
Total liabilities and shareholders' equity	$6,545,744	$6,417,213

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$48,877	$55,022	$98,024	$111,047
Investment securities
Taxable	10,355	8,295	20,792	16,671
Tax-exempt	796	560	1,606	1,140
Total interest on investment securities	11,151	8,855	22,398	17,811
Other earning assets	(1,301)	(1,556)	(2,707)	(3,028)
Total interest income	58,727	62,321	117,715	125,830
Interest expense
Deposits	3,606	3,284	6,922	7,144
Short-term borrowings	292	305	621	634
Long-term borrowings	525	654	1,049	1,308
Total interest expense	4,423	4,243	8,592	9,086
Net interest income	54,304	58,078	109,123	116,744
Provision for loan and lease losses - uncovered	29	2,409	1,188	5,450
Provision for loan and lease losses - covered	(413)	(8,283)	(2,605)	759
Net interest income after provision for loan and lease losses	54,688	63,952	110,540	110,535
Noninterest income
Service charges on deposit accounts	5,137	5,205	9,909	9,922
Trust and wealth management fees	3,305	3,497	7,051	7,447
Bankcard income	2,809	3,145	5,242	5,578
Net gains from sales of loans	737	1,089	1,133	1,795
Gains on sales of investment securities	0	188	50	1,724
FDIC loss sharing income	1,108	(7,384)	600	1,550
Accelerated discount on covered loans	621	1,935	1,636	3,870
Other	2,620	3,940	4,891	6,427
Total noninterest income	16,337	11,615	30,512	38,313
Noninterest expenses
Salaries and employee benefits	25,615	26,216	50,876	53,545
Pension settlement charges	0	4,316	0	4,316
Net occupancy	4,505	5,384	9,804	11,549
Furniture and equipment	1,983	2,250	4,060	4,621
Data processing	2,770	2,559	5,628	5,028
Marketing	830	1,182	1,616	2,079
Communication	562	781	1,185	1,614
Professional services	1,449	1,764	3,173	3,567
State intangible tax	644	1,004	1,288	2,018
FDIC assessments	1,074	1,148	2,208	2,273
Loss (gain) - other real estate owned	313	216	731	718
Loss (gain) - covered other real estate owned	398	(2,212)	431	(2,369)
Loss sharing expense	1,465	1,578	3,034	3,864
Other	5,503	7,097	10,919	13,566
Total noninterest expenses	47,111	53,283	94,953	106,389
Income before income taxes	23,914	22,284	46,099	42,459
Income tax expense	7,961	6,455	15,042	12,806
Net income	$15,953	$15,829	$31,057	$29,653
Net earnings per common share - basic	$0.28	$0.28	$0.54	$0.52
Net earnings per common share - diluted	$0.28	$0.27	$0.54	$0.51
Cash dividends declared per share	$0.15	$0.24	$0.30	$0.52
Average common shares outstanding - basic	57,201,494	57,291,994	57,146,853	57,365,105
Average common shares outstanding - diluted	57,951,636	58,128,349	57,890,268	58,206,503

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$15,953	$15,829	$31,057	$29,653
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	6,471	(15,210)	10,333	(18,567)
Change in retirement obligation	237	10,365	474	10,810
Unrealized gain (loss) on derivatives	(637)	690	(1,094)	816
Unrealized gain (loss) on foreign currency exchange	8	(15)	(1)	(27)
Other comprehensive income (loss)	6,079	(4,170)	9,712	(6,968)
Comprehensive income	$22,032	$11,659	$40,769	$22,685

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			29,653				29,653
Other comprehensive income (loss)				(6,968)			(6,968)
Cash dividends declared:
Common stock at $0.52 per share			(30,024)				(30,024)
Purchase of common stock					(540,400)	(8,339)	(8,339)
Excess tax benefit on share-based compensation		30					30
Exercise of stock options, net of shares purchased		(503)			21,526	362	(141)
Restricted stock awards, net of forfeitures		(4,316)			170,983	2,995	(1,321)
Share-based compensation expense		2,137					2,137
Balance at June 30, 2013	68,730,731	$576,641	$329,633	$(25,645)	(11,032,387)	$(185,177)	$695,452
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			31,057				31,057
Other comprehensive income (loss)				9,712			9,712
Cash dividends declared:
Common stock at $0.30 per share			(17,278)				(17,278)
Purchase of common stock					(40,255)	(697)	(697)
Excess tax benefit on share-based compensation		278					278
Exercise of stock options, net of shares purchased		(728)			34,853	582	(146)
Restricted stock awards, net of forfeitures		(4,337)			190,673	3,164	(1,173)
Share-based compensation expense		1,917					1,917
Balance at June 30, 2014	68,730,731	$574,206	$337,971	$(21,569)	(11,012,414)	$(184,777)	$705,831

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2014	2013
Operating activities
Net income	$31,057	$29,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(1,417)	6,209
Depreciation and amortization	6,230	7,630
Stock-based compensation expense	1,917	2,137
Pension (income) expense	(505)	4,185
Net amortization of premiums/accretion of discounts on investment securities	3,501	8,856
Gains on sales of investment securities	(50)	(1,724)
Originations of loans held for sale	(51,962)	(93,248)
Net gains from sales of loans held for sale	(1,133)	(1,795)
Proceeds from sales of loans held for sale	46,479	91,340
Deferred income taxes	(4,247)	(4,454)
Increase in interest receivable	(2,141)	(570)
Increase in cash surrender value of life insurance	(865)	(333)
Increase in prepaid expenses	(255)	(3,178)
Decrease in indemnification asset	14,671	30,641
Decrease in accrued expenses	(5,968)	(4,199)
Decrease in interest payable	(79)	(267)
Other	(16,580)	8,848
Net cash provided by operating activities	18,653	79,731

Investing activities
Proceeds from sales of securities available-for-sale	92,573	92,684
Proceeds from calls, paydowns and maturities of securities available-for-sale	49,000	128,606
Purchases of securities available-for-sale	(100,246)	(109,767)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	46,379	95,020
Purchases of securities held-to-maturity	(111,416)	0
Net (increase) decrease in interest-bearing deposits with other banks	(13,407)	21,670
Net increase in loans and leases - excluding covered loans	(161,118)	(210,630)
Net decrease in covered assets	84,171	99,995
Proceeds from disposal of other real estate owned	18,903	19,995
Purchases of premises and equipment	(2,570)	(5,440)
Net cash (used in) provided by investing activities	(97,731)	132,133

Financing activities
Net increase (decrease) in total deposits	37,620	(185,204)
Net increase (decrease) in short-term borrowings	65,564	(4,640)
Payments on long-term borrowings	(1,073)	(1,231)
Cash dividends paid on common stock	(17,135)	(32,237)
Treasury stock purchase	(697)	(8,339)
Proceeds from exercise of stock options	61	0
Excess tax benefit on share-based compensation	278	30
Net cash provided by (used in) financing activities	84,618	(231,621)

Cash and due from banks:
Net increase (decrease) in cash and due from banks	5,540	(19,757)
Cash and due from banks at beginning of period	117,620	134,502
Cash and due from banks at end of period	$123,160	$114,745

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2013.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited financial statements in the Company’s 2013 Form 10-K.

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

In April 2014, the FASB issued an update (ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) which redefines what constitutes a discontinued operation. Under the revised standard, a discontinued operation is a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale, that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of a major line of business, a major geographic area, a major equity method investment or other major parts of an entity. The new guidance eliminates the criteria prohibiting an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The provisions of ASU 2014-08 become effective for all interim and annual periods subsequent to January 1, 2015. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

In June 2014, the FASB issued an update (ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with a forward repurchase commitment and eliminates current guidance on repurchase financings. The ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The ASU requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The provisions of ASU 2014-11 become effective for all interim and annual periods subsequent to December 15, 2014. Early adoption is prohibited. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2014:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(2)	$95
Securities of U.S. government agencies and corporations	18,308	0	(262)	18,046	9,615	0	(59)	9,556
Mortgage-backed securities	832,159	6,772	(4,561)	834,370	711,113	5,574	(18,641)	698,046
Obligations of state and other political subdivisions	25,138	210	(724)	24,624	30,469	41	(1,325)	29,185
Asset-backed securities	0	0	0	0	57,881	122	(6)	57,997
Other securities	23,897	856	(9)	24,744	103,190	1,345	(1,699)	102,836
Total	$899,502	$7,838	$(5,556)	$901,784	$912,365	$7,082	$(21,732)	$897,715

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2013:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(7)	$90
Securities of U.S. government agencies and corporations	18,981	0	(791)	18,190	9,980	0	(404)	9,576
Mortgage-backed securities	775,025	1,337	(12,229)	764,133	678,267	5,372	(28,593)	655,046
Obligations of state and other political subdivisions	25,788	152	(1,039)	24,901	33,410	10	(3,097)	30,323
Asset-backed securities	0	0	0	0	114,209	1	(616)	113,594
Other securities	17,478	283	0	17,761	109,089	262	(4,379)	104,972
Total	$837,272	$1,772	$(14,059)	$824,985	$945,052	$5,645	$(37,096)	$913,601

The following table provides a summary of investment securities by estimated weighted average life as of June 30, 2014. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Market value	Amortized cost	Market value
Due in one year or less	$143	$145	$2,224	$2,280
Due after one year through five years	378,248	378,509	354,894	354,636
Due after five years through ten years	333,126	333,058	229,056	223,006
Due after ten years	187,985	190,072	326,191	317,793
Total	$899,502	$901,784	$912,365	$897,715

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. government agencies and corporations	$0	$0	$27,693	$(115)	$27,693	$(115)
Mortgage-backed securities	183,542	(2,373)	536,791	(19,929)	720,333	(22,302)
Obligations of state and other political subdivisions	12,731	(299)	38,890	(1,783)	51,621	(2,082)
Asset-backed securities	0	0	7,583	(6)	7,583	(6)
Other securities	2,016	(14)	31,000	(1,224)	33,016	(1,238)
Total	$198,289	$(2,686)	$641,957	$(23,057)	$840,246	$(25,743)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$27,851	$(970)	$0	$0	$27,851	$(970)
Mortgage-backed securities	966,718	(32,432)	108,929	(6,101)	1,075,647	(38,533)
Obligations of state and other political subdivisions	66,502	(5,294)	1,935	(46)	68,437	(5,340)
Asset-backed securities	93,355	(616)	0	0	93,355	(616)
Other securities	54,866	(2,142)	7,798	(561)	62,664	(2,703)
Total	$1,209,292	$(41,454)	$118,662	$(6,708)	$1,327,954	$(48,162)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security as well as payment performance and the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2014 or December 31, 2013.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$1,101,219	$111,815	$1,422,809	$2,635,843
Special Mention	24,845	65	14,223	39,133
Substandard	17,629	1,802	54,699	74,130
Doubtful	0	0	0	0
Total	$1,143,693	$113,682	$1,491,731	$2,749,106

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$365,795	$42,879	$378,181	$116,868	$903,723
Nonperforming	6,806	459	2,565	0	9,830
Total	$372,601	$43,338	$380,746	$116,868	$913,553

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$991,161	$78,872	$1,422,215	$2,492,248
Special Mention	23,053	65	23,832	46,950
Substandard	21,454	1,804	50,940	74,198
Doubtful	0	0	0	0
Total	$1,035,668	$80,741	$1,496,987	$2,613,396

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$344,325	$46,559	$373,472	$115,727	$880,083
Nonperforming	8,606	574	2,982	0	12,162
Total	$352,931	$47,133	$376,454	$115,727	$892,245

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$319	$21	$4,231	$4,571	$1,139,122	$1,143,693	$0
Real estate - construction	0	0	223	223	113,459	113,682	0
Real estate - commercial	1,384	2,913	10,208	14,505	1,477,226	1,491,731	0
Real estate - residential	702	964	3,817	5,483	367,118	372,601	0
Installment	281	14	276	571	42,767	43,338	0
Home equity	631	371	1,230	2,232	378,514	380,746	0
Other	378	197	256	831	116,037	116,868	256
Total	$3,695	$4,480	$20,241	$28,416	$3,634,243	$3,662,659	$256

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,016	$161	$7,136	$9,313	$1,026,355	$1,035,668	$0
Real estate - construction	0	0	223	223	80,518	80,741	0
Real estate - commercial	7,800	4,269	12,732	24,801	1,472,186	1,496,987	0
Real estate - residential	2,030	685	5,526	8,241	344,690	352,931	0
Installment	213	40	379	632	46,501	47,133	0
Home equity	985	292	1,648	2,925	373,529	376,454	0
Other	680	144	218	1,042	114,685	115,727	218
Total	$13,724	$5,591	$27,862	$47,177	$3,458,464	$3,505,641	$218

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors such as insufficient collateral value. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued, but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may return to accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 240 TDRs totaling $23.6 million at June 30, 2014, including $12.6 million on accrual status and $11.0 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at June 30, 2014. At June 30, 2014, the allowance for loan and lease losses included reserves of $2.5 million related to TDRs. For the three and six months ended June 30, 2014, First Financial charged off $0.2 million and $0.9 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, at June 30, 2014, approximately $8.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2014 and 2013.

	Three months ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	3	$153	$151	4	$171	$171
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	2	295	285	3	659	657
Real estate - residential	14	844	733	9	596	594
Installment	3	14	13	3	17	16
Home equity	15	512	486	6	82	81
Total	37	$1,818	$1,668	25	$1,525	$1,519

	Six months ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	6	$226	$216	10	$7,738	$7,047
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	8	2,152	2,085	7	2,251	2,242
Real estate - residential	23	1,390	1,263	30	1,969	1,850
Installment	4	17	13	11	154	97
Home equity	23	759	637	30	883	763
Total	64	$4,544	$4,214	88	$12,995	$11,999

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2014 and 2013.

	Three months ended		Six months ended
	June 30, (2)		June 30, (2)
(Dollars in thousands)	2014	2013	2014	2013
Extended maturities	$185	$268	$826	$8,068
Adjusted interest rates	0	0	289	562
Combination of rate and maturity changes	50	135	1,271	236
Forbearance	252	0	316	0
Other (1)	1,181	1,116	1,512	3,133
Total	$1,668	$1,519	$4,214	$11,999
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions
(2) Balances are as of period end

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers classified as a TDR that are ninety days or more past due on any principal or interest payments, or that prematurely terminate a restructured loan agreement without satisfying the contractual principal balance (for example, in a deed-in-lieu arrangement), are considered to be in payment default of the terms of the TDR agreement.

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	June 30,
	2014		2013
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	1	$143	3	$6,238
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	1	72
Real estate - residential	2	36	3	185
Installment	1	1	3	14
Home equity	3	93	3	17
Total	7	$273	13	$6,526

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$7,077	$7,934
Real estate-construction	223	223
Real estate-commercial	15,288	17,286
Real estate-residential	6,806	8,606
Installment	459	574
Home equity	2,565	2,982
Other	0	0
Nonaccrual loans (1)	32,418	37,605
Accruing troubled debt restructurings	12,607	15,094
Total impaired loans	$45,025	$52,699
(1) Nonaccrual loans include nonaccrual TDRs of $11.0 million and $13.0 million as of June 30, 2014 and December 31, 2013, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$695	$1,135	$1,504	$2,257
Interest included in income
Nonaccrual loans	86	128	161	342
Troubled debt restructurings	101	100	210	201
Total interest included in income	187	228	371	543
Net impact on interest income	$508	$907	$1,133	$1,714

Commitments outstanding to borrowers with nonaccrual loans			$25	$2,351

First Financial individually reviews all impaired commercial loan relationships greater than $250,000, as well as consumer loan TDRs greater than $100,000, to determine if a specific allowance is necessary based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Specific allowances are based on expected cash flows, discounted using the loan's initial effective interest rate, or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of June 30, 2014
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$7,383	$9,049	$0	$5,933	$53	$29
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	12,822	16,524	0	12,225	126	61
Real estate - residential	8,619	9,724	0	9,595	83	41
Installment	524	550	0	544	4	2
Home equity	2,923	3,910	0	3,021	25	13
Other	0	0	0	0	0	0
Total	32,494	40,200	0	31,541	291	146

Loans with an allowance recorded
Commercial	2,872	3,068	775	5,233	26	17
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	7,427	8,552	2,091	9,848	33	14
Real estate - residential	2,131	2,201	368	2,097	20	10
Installment	0	0	0	0	0	0
Home equity	101	101	2	101	1	0
Other	0	0	0	0	0	0
Total	12,531	13,922	3,236	17,279	80	41

Total
Commercial	10,255	12,117	775	11,166	79	46
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	20,249	25,076	2,091	22,073	159	75
Real estate - residential	10,750	11,925	368	11,692	103	51
Installment	524	550	0	544	4	2
Home equity	3,024	4,011	2	3,122	26	13
Other	0	0	0	0	0	0
Total	$45,025	$54,122	$3,236	$48,820	$371	$187

	As of December 31, 2013
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$5,212	$7,083	$0	$10,712	$165
Real estate - construction	223	443	0	599	0
Real estate - commercial	12,355	16,431	0	16,563	380
Real estate - residential	10,291	12,087	0	10,225	152
Installment	642	663	0	463	6
Home equity	3,208	4,108	0	3,145	44
Other	0	0	0	148	0
Total	31,931	40,815	0	41,855	747

Loans with an allowance recorded
Commercial	7,013	8,353	2,080	5,047	71
Real estate - construction	0	0	0	726	7
Real estate - commercial	11,638	14,424	2,872	21,098	110
Real estate - residential	2,016	2,072	348	1,997	37
Installment	0	0	0	0	0
Home equity	101	101	2	101	2
Other	0	0	0	167	0
Total	20,768	24,950	5,302	29,136	227

Total
Commercial	12,225	15,436	2,080	15,759	236
Real estate - construction	223	443	0	1,325	7
Real estate - commercial	23,993	30,855	2,872	37,661	490
Real estate - residential	12,307	14,159	348	12,222	189
Installment	642	663	0	463	6
Home equity	3,309	4,209	2	3,246	46
Other	0	0	0	315	0
Total	$52,699	$65,765	$5,302	$70,991	$974

OREO. Other real estate owned (OREO) is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$12,743	$11,993	$19,806	$12,526
Additions
Commercial	557	1,759	1,391	2,316
Residential	973	233	1,343	380
Total additions	1,530	1,992	2,734	2,696
Disposals
Commercial	189	1,641	8,046	1,882
Residential	314	357	428	651
Total disposals	503	1,998	8,474	2,533
Valuation adjustment
Commercial	315	156	538	561
Residential	85	33	158	330
Total valuation adjustment	400	189	696	891
Balance at end of period	$13,370	$11,798	$13,370	$11,798

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

The following table reflects the carrying value of all covered loans:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans
Commercial	$26,150	$1,338	$27,488	$41,172	$1,144	$42,316
Real estate - construction	2,021	0	2,021	8,556	0	8,556
Real estate - commercial	202,963	5,375	208,338	263,146	5,487	268,633
Real estate - residential	74,960	0	74,960	80,733	0	80,733
Installment	3,890	525	4,415	5,073	568	5,641
Home equity	1,064	45,036	46,100	975	48,649	49,624
Other covered loans	0	2,281	2,281	0	2,370	2,370
Total covered loans	$311,048	$54,555	$365,603	$399,655	$58,218	$457,873

The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $375.9 million and $493.6 million as of June 30, 2014 and December 31, 2013, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for covered purchased impaired loans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$131,398	$208,670	$133,671	$224,694
Reclassification from/(to) nonaccretable difference	8,941	(8,459)	22,159	(708)
Accretion	(8,932)	(15,252)	(18,650)	(33,199)
Other net activity (1)	(3,643)	(11,039)	(9,416)	(16,867)
Balance at end of period	$127,764	$173,920	$127,764	$173,920
 (1) Includes the impact of loan repayments and charge-offs

First Financial regularly reviews its forecast of expected cash flows for covered purchased impaired loans. The Company recognized improvement in the cash flow expectations related to certain loan pools resulting in the reclassification from nonaccretable to accretable difference of $8.9 million during the second quarter of 2014 and $22.2 million for the first six months of 2014. Conversely, First Financial recognized an $8.5 million reclassification from accretable to nonaccretable difference during the second quarter of 2013 and $0.7 million for the first six months of 2013. These reclassifications resulted in yield adjustments on the related loan pools on a prospective basis. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 6 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 4 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$17,065	$1,598	$158,427	$177,090
Special Mention	877	0	6,718	7,595
Substandard	9,546	423	43,193	53,162
Doubtful	0	0	0	0
Total	$27,488	$2,021	$208,338	$237,847

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$74,960	$4,415	$43,936	$2,281	$125,592
Nonperforming	0	0	2,164	0	2,164
Total	$74,960	$4,415	$46,100	$2,281	$127,756

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$25,196	$1,714	$182,621	$209,531
Special Mention	2,011	0	12,904	14,915
Substandard	14,693	6,842	73,108	94,643
Doubtful	416	0	0	416
Total	$42,316	$8,556	$268,633	$319,505

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$80,733	$5,636	$47,731	$2,370	$136,470
Nonperforming	0	5	1,893	0	1,898
Total	$80,733	$5,641	$49,624	$2,370	$138,368

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2014
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$0	$49	$617	$666	$672	$1,338	$0
Real estate - commercial	0	0	355	355	5,020	5,375	0
Installment	19	1	0	20	505	525	0
Home equity	630	562	1,873	3,065	41,971	45,036	0
All other	96	5	0	101	2,180	2,281	0
Total	$745	$617	$2,845	$4,207	$50,348	$54,555	$0

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$60	$335	$483	$878	$266	$1,144	$0
Real estate - commercial	184	0	1,263	1,447	4,040	5,487	0
Installment	0	0	5	5	563	568	0
Home equity	239	36	1,727	2,002	46,647	48,649	0
All other	9	4	0	13	2,357	2,370	0
Total	$492	$375	$3,478	$4,345	$53,873	$58,218	$0

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

Information as to covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$884	$540
Real estate-commercial	356	1,349
Installment	0	5
Home equity	2,164	1,893
All other	0	0
Nonaccrual loans	3,404	3,787
Accruing troubled debt restructurings	70	335
Total impaired loans	$3,474	$4,122
(1) Nonaccrual loans include nonaccrual TDRs of $0.7 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$59	$115	$129	$253
Interest included in income
Nonaccrual loans	7	7	16	14
Troubled debt restructurings	1	3	1	3
Total interest included in income	8	10	17	17
Net impact on interest income	$51	$105	$112	$236

Impaired Loans. Covered loans classified as nonaccrual, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of June 30, 2014
(Dollars in thousands)	Current balance	Unpaid principal balance	Related allowance	Average balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$939	$1,256	$0	$927	$10	$4
Real estate - commercial	356	516	0	1,007	1	0
Installment	0	0	0	2	0	0
Home equity	2,179	3,518	0	2,171	6	4
All other	0	0	0	0	0	0
Total	$3,474	$5,290	$0	$4,107	$17	$8

	As of December 31, 2013
(Dollars in thousands)	Current balance	Unpaid principal balance	Related allowance	Average balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$875	$1,131	$0	$1,832	$11
Real estate - commercial	1,349	2,648	0	1,786	4
Installment	5	5	0	2	0
Home equity	1,893	2,899	0	2,611	15
All other	0	0	0	8	0
Total	$4,122	$6,683	$0	$6,239	$30

Covered OREO. Covered OREO is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activities that result in partial or total satisfaction of problem covered loans. These properties remain subject to loss sharing agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred.

Changes in covered OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$23,048	$29,345	$27,120	$28,862
Additions
Commercial	3,207	6,029	3,937	12,491
Residential	263	161	291	377
Total additions	3,470	6,190	4,228	12,868
Disposals
Commercial	5,950	12,027	9,931	16,648
Residential	368	470	498	814
Total disposals	6,318	12,497	10,429	17,462
Valuation adjustment
Commercial	761	557	1,468	1,682
Residential	0	6	12	111
Total valuation adjustment	761	563	1,480	1,793
Balance at end of period	$19,439	$22,475	$19,439	$22,475

NOTE 6:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans, excluding covered loans. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first six months of 2014.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$43,023	$48,306	$43,829	$47,777
Provision for loan and lease losses	29	2,409	1,188	5,450
Loans charged off	(2,187)	(4,194)	(4,611)	(7,404)
Recoveries	1,162	526	1,621	1,224
Balance at end of period	$42,027	$47,047	$42,027	$47,047
Allowance for loan and lease losses to total ending loans	1.15%	1.39%	1.15%	1.39%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Six months ended June 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Provision for loan and lease losses	(253)	53	1,200	104	(138)	299	(77)	1,188
Gross charge-offs	1,227	0	1,242	540	142	927	533	4,611
Recoveries	619	0	448	127	127	140	160	1,621
Total net charge-offs	608	0	794	413	15	787	373	2,990
Ending allowance for loan and lease losses	$9,707	$877	$20,884	$3,070	$212	$4,721	$2,556	$42,027
Ending allowance on loans individually evaluated for impairment	$775	$0	$2,091	$368	$0	$2	$0	$3,236
Ending allowance on loans collectively evaluated for impairment	8,932	877	18,793	2,702	212	4,719	2,556	38,791
Ending allowance for loan and lease losses	$9,707	$877	$20,884	$3,070	$212	$4,721	$2,556	$42,027
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$8,749	$0	$13,925	$3,230	$110	$768	$0	$26,782
Ending balance of loans collectively evaluated for impairment	1,134,944	113,682	1,477,806	369,371	43,228	379,978	116,868	3,635,877
Total loans - excluding covered loans	$1,143,693	$113,682	$1,491,731	$372,601	$43,338	$380,746	$116,868	$3,662,659

	Twelve months ended December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	5,385	(3,115)	2,659	593	(132)	1,937	1,387	8,714
Gross charge-offs	3,415	1	8,326	1,016	335	2,409	1,781	17,283
Recoveries	672	672	1,994	203	310	508	262	4,621
Total net charge-offs	2,743	(671)	6,332	813	25	1,901	1,519	12,662
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Ending allowance on loans individually evaluated for impairment	$2,080	$0	$2,872	$348	$0	$2	$0	$5,302
Ending allowance on loans collectively evaluated for impairment	8,488	824	17,606	3,031	365	5,207	3,006	38,527
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$10,391	$0	$18,023	$3,493	$122	$648	$0	$32,677
Ending balance of loans collectively evaluated for impairment	1,025,277	80,741	1,478,964	349,438	47,011	375,806	115,727	3,472,964
Total loans - excluding covered loans	$1,035,668	$80,741	$1,496,987	$352,931	$47,133	$376,454	$115,727	$3,505,641

Covered Loans. The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered loans during the second quarter 2014 and realized net recoveries of $2.3 million during the quarter. As a result of improved cash flow expectations from the updated valuations as well as net charge-off activity during the period, First Financial recognized negative provision expense, or impairment recapture, of $0.4 million during the second quarter, resulting in an allowance for covered loan losses of $12.4 million as of June 30, 2014. First Financial recognized negative provision expense on covered loans of $2.6 million and realized net charge-offs of $3.9 million for the first six months of 2014. For the second quarter of 2013, First Financial recognized negative provision expense, or impairment recapture, on covered loans of $8.3 million related to net charge-offs of $4.3 million during the period. For the first six months of 2013, the Company recognized provision expense on covered loans of $0.8 million and net charge-offs of $13.0 million.

First Financial recognized loss sharing expenses of $1.5 million and $1.6 million for the second quarters of 2014 and 2013, respectively, primarily related to attorney fees, appraisal costs and delinquent taxes. The Company also recognized losses on covered OREO of $0.4 million for the second quarter of 2014 and gains on covered OREO of $2.2 million for the second quarter of 2013. The net receivable due from the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $1.1 million was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset during the second quarter of 2014. The net payable due to the FDIC under loss sharing agreements of $7.4 million for the second quarter of 2013, was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset.

On a year-to-date basis, First Financial recognized loss sharing expenses of $3.0 million and $3.9 million for 2014 and 2013 respectively, primarily related to attorney fees, appraisal costs and delinquent taxes. Similarly, on a year-to-date basis, First Financial recognized losses on covered OREO of $0.4 million for 2014 and gains on covered OREO of $2.4 million for 2013. The receivable due from the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $0.6 million for the first six months of 2014 and $1.6 million for the comparable period in 2013, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the table below:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial	$5,255	$9,400
Real estate - commercial	6,195	8,515
Real estate - residential	747	761
Installment	228	225
Total	$12,425	$18,901

Changes in the allowance for loan and lease losses on covered loans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$10,573	$45,496	$18,901	$45,190
Provision for loan and lease losses	(413)	(8,283)	(2,605)	759
Loans charged-off	(3,485)	(4,681)	(10,725)	(14,365)
Recoveries	5,750	429	6,854	1,377
Balance at end of period	$12,425	$32,961	$12,425	$32,961

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial had goodwill of $95.1 million as of June 30, 2014 and December 31, 2013.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2013 and no impairment was indicated.  As of June 30, 2014, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $5.2 million and $5.9 million as of June 30, 2014 and December 31, 2013, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.3 years. Amortization expense for the three months ended June 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2014 and 2013 was $0.7 million and $0.8 million, respectively.

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the Federal Loan Home Bank (FHLB) and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between First Financial Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $686.3 million in short-term borrowings with the FHLB at June 30, 2014 and $654.0 million as of December 31, 2013. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2014, there was no outstanding balance. The credit agreement requires First Financial to maintain certain covenants related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2014.

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

The following is a summary of long-term debt:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Federal Home Loan Bank	$6,418	3.71%	$7,505	3.72%
National Market Repurchase Agreement	52,500	3.49%	52,500	3.49%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$59,693	3.47%	$60,780	3.48%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $161.3 million in additional qualifying debentures under these guidelines.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,145	$0	$10,145	$(3,674)	$6,471	$(12,427)	$6,471	$(5,956)
Unrealized gain (loss) on derivatives	(1,133)	(116)	(1,017)	380	(637)	145	(637)	(492)
Retirement obligation	0	(379)	379	(142)	237	(15,328)	237	(15,091)
Foreign currency translation	8	0	8	0	8	(38)	8	(30)
Total	$9,020	$(495)	$9,515	$(3,436)	$6,079	$(27,648)	$6,079	$(21,569)

	Three months ended June 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(24,399)	$188	$(24,587)	$9,377	$(15,210)	$9,445	$(15,210)	$(5,765)
Unrealized gain (loss) on derivatives	1,041	(68)	1,109	(419)	690	(17)	690	673
Retirement obligation	11,719	(4,935)	16,654	(6,289)	10,365	(30,893)	10,365	(20,528)
Foreign currency translation	(15)	0	(15)	0	(15)	(10)	(15)	(25)
Total	$(11,654)	$(4,815)	$(6,839)	$2,669	$(4,170)	$(21,475)	$(4,170)	$(25,645)

	Six months ended June 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$16,243	$50	$16,193	$(5,860)	$10,333	$(16,289)	$10,333	$(5,956)
Unrealized gain (loss) on derivatives	(1,977)	(231)	(1,746)	652	(1,094)	602	(1,094)	(492)
Retirement obligation	0	(757)	757	(283)	474	(15,565)	474	(15,091)
Foreign currency translation	(1)	0	(1)	0	(1)	(29)	(1)	(30)
Total	$14,265	$(938)	$15,203	$(5,491)	$9,712	$(31,281)	$9,712	$(21,569)

	Six months ended June 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(28,256)	$1,724	$(29,980)	$11,413	$(18,567)	$12,802	$(18,567)	$(5,765)
Unrealized gain (loss) on derivatives	1,177	(134)	1,311	(495)	816	(143)	816	673
Retirement obligation	11,719	(5,650)	17,369	(6,559)	10,810	(31,338)	10,810	(20,528)
Foreign currency translation	(27)	0	(27)	0	(27)	2	(27)	(25)
Total	$(15,387)	$(4,060)	$(11,327)	$4,359	$(6,968)	$(18,677)	$(6,968)	$(25,645)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six months period:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(116)	$(68)	$(231)	$(134)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	0	188	50	1,724	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	107	206	212	Salaries and employee benefits
Recognized net actuarial loss (2)	(482)	(726)	(963)	(1,546)	Salaries and employee benefits
Pension settlement charges	0	(4,316)	0	(4,316)	Pension settlement charges
Amortization and settlement charges of defined benefit pension items	(379)	(4,935)	(757)	(5,650)
Total reclassifications for the period, before tax	$(495)	$(4,815)	$(938)	$(4,060)
(1) Negative amount are reductions to net income.
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

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently well below all single counterparty and portfolio limits. At June 30, 2014, the Company had a total counterparty notional amount outstanding of approximately $649.0 million, spread among nine counterparties, with an outstanding liability from these contracts of $12.3 million. At December 31, 2013, the Company had a total counterparty notional amount outstanding of approximately $561.6 million, spread among nine counterparties, with an outstanding liability from these contracts of $9.3 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		June 30, 2014			December 31, 2013
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$9,445	$0	$(676)	$9,836	$0	$(865)
Matched interest rate swaps with borrower	Accrued interest and other assets	414,303	11,976	(702)	451,744	11,710	(1,767)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	414,303	702	(12,085)	451,744	1,767	(11,799)
Total		$838,051	$12,678	$(13,463)	$913,324	$13,477	$(14,431)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$676	$0	$676	$865	$(663)	$202
Matched interest rate swaps with counterparty	12,787	(12,430)	357	13,566	(9,533)	4,033
Total	$13,463	$(12,430)	$1,033	$14,431	$(10,196)	$4,235

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2014:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$9,445	2.6	$(676)	2.12%	6.85%
Receive fixed, matched interest rate swaps with borrower	414,303	4.1	11,274	4.83%	2.80%
Pay fixed, matched interest rate swaps with counterparty	414,303	4.1	(11,383)	2.80%	4.83%
Total asset conversion swaps	$838,051	4.1	$(785)	3.79%	3.85%

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits, totaling $200.0 million as of June 30, 2014 and $100.0 million as of December 31, 2013. These interest rate swaps qualify for hedge accounting and involve the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial and have a remaining weighted average term of approximately 5 years. Accrued interest and other liabilities included $1.0 million at June 30, 2014 while accrued interest and other assets included $0.8 million at December 31, 2013, reflecting the fair value of these cash flow hedges.

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with other counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $25.3 million as of June 30, 2014 and $13.3 million as of December 31, 2013, and the fair value of those agreements resulted in a $0.1 million and $28.0 thousand liability recorded on the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively.

NOTE 11:  INCOME TAXES

For the second quarter 2014, income tax expense was $8.0 million, resulting in an effective tax rate of 33.3%, compared with income tax expense of $6.5 million and an effective tax rate of 29.0% for the comparable period in 2013. For the first six months of 2014, income tax expense was $15.0 million, resulting in an effective tax rate of 32.6%, compared with income tax expense of $12.8 million, and an effective tax rate of 30.2% for the comparable period in 2013. The increase in the effective tax rate for the second quarter 2014 and the six months ended June 30, 2014, as compared to the same periods in 2013, was primarily the result of a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and a favorable change in state tax laws in 2013, partially offset by higher tax-exempt income earned in 2014.

First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded at June 30, 2014, and December 31, 2013.  Further, the Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due.  Management determined that no reserve for income tax-related uncertainties was necessary as of June 30, 2014 and December 31, 2013.

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

NOTE 12:  COMMITMENTS AND CONTINGENCIES

In the normal course of business, First Financial offers a variety of financial instruments with off-balance-sheet risk to assist clients in meeting their requirements for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

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

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $18.2 million and $14.0 million at June 30, 2014, and December 31, 2013, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.5 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2014. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2014 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2013.  As a result of the plan’s actuarial projections for 2014, First Financial recorded income related to its pension plan of $0.5 million for the six months ended June 30, 2014 and $0.3 million for the second quarter of 2014.

As a result of lump sum distributions from the pension plan during the first half of 2013, First Financial was required to re-measure the plan's assets and liabilities and recognized $4.3 million of pension settlement charges during the second quarter of 2013. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. Associates are eligible to request a lump sum distribution from the Company's pension plan at retirement or upon leaving the Company. As a result of the pension plan re-measurement and pension settlement charges, First Financial recorded $17.4 million of pre-tax adjustments to other comprehensive income related to changes in the values of the Company's plan assets and pension obligations for the six months ended June 30, 2013.

Including the pension settlement charges discussed above as well as the impact of the plan's updated actuarial projections, First Financial recorded expenses related to its pension plan of $4.2 million for the six months and three months ended June 30, 2013.

The accounting threshold for lump sum distributions from the plan reset on January 1, 2014. However, the Company could incur pension settlement charges again if lump sum distributions exceed the annual accounting threshold in future periods. Associates are eligible to request a lump sum distribution from the Company's pension plan at retirement or upon leaving the Company.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$1,041	$898	$2,082	$1,873
Interest cost	620	567	1,240	1,186
Expected return on assets	(2,292)	(2,230)	(4,584)	(4,524)
Amortization of prior service cost	(103)	(107)	(206)	(212)
Net actuarial loss	482	726	963	1,546
Settlement charge	0	4,316	0	4,316
Net periodic benefit (income) cost	$(252)	$4,170	$(505)	$4,185

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Numerator
Net income available to common shareholders	$15,953	$15,829	$31,057	$29,653

Denominator
Basic earnings per common share - weighted average shares	57,201,494	57,291,994	57,146,853	57,365,105
Effect of dilutive securities —
Employee stock awards	613,919	735,440	602,863	739,927
Warrants	136,223	100,915	140,552	101,471
Diluted earnings per common share - adjusted weighted average shares	57,951,636	58,128,349	57,890,268	58,206,503

Earnings per share available to common shareholders
Basic	$0.28	$0.28	$0.54	$0.52
Diluted	$0.28	$0.27	$0.54	$0.51

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of June 30, 2014 and 2013. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 174,426 and 654,616 at June 30, 2014 and 2013, respectively.

During the second quarter of 2014, the Company received shareholder authorization to issue up to 10,000,000 preferred shares. As of June 30, 2014, no preferred shares were issued or outstanding.

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the derivative instruments at the reporting date, using primarily observable market inputs such as interest rate yield curves.  The discounted net present value calculated represents the cost to terminate the derivative instrument if First Financial should choose to do so. Additionally, First Financial utilizes the allowance for loan and lease losses methodology to value the credit risk component of both the derivative assets and liabilities.  The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2014
Financial assets
Cash and short-term investments	$162,397	$162,397	$162,397	$0	$0
Investment securities held-to-maturity	899,502	901,784	0	901,784	0
Other investments	47,640	47,640	0	47,640	0
Loans held for sale	13,108	13,108	0	13,108	0
Loans - excluding covered loans	3,620,632	3,614,494	0	0	3,614,494
Covered loans	353,178	365,820	0	0	365,820
FDIC indemnification asset	30,420	16,901	0	0	16,901

Financial liabilities
Deposits
Noninterest-bearing	$1,140,198	$1,140,198	$0	$1,140,198	$0
Interest-bearing demand	1,105,031	1,105,031	0	1,105,031	0
Savings	1,656,798	1,656,798	0	1,656,798	0
Time	973,100	974,087	0	974,087	0
Total deposits	4,875,127	4,876,114	0	4,876,114	0
Short-term borrowings	814,313	814,313	814,313	0	0
Long-term debt	59,693	60,983	0	60,983	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets
Cash and short-term investments	$143,450	$143,450	$143,450	$0	$0
Investment securities held-to-maturity	837,272	824,985	0	824,985	0
Other investments	47,427	47,427	0	47,427	0
Loans held for sale	8,114	8,114	0	8,114	0
Loans - excluding covered loans	3,461,812	3,455,776	0	0	3,455,776
Covered loans	438,972	451,545	0	0	451,545
FDIC indemnification asset	45,091	34,820	0	0	34,820

Financial liabilities
Deposits
Noninterest-bearing	$1,147,452	$1,147,452	$0	$1,147,452	$0
Interest-bearing demand	1,125,723	1,125,723	0	1,125,723	0
Savings	1,612,005	1,612,005	0	1,612,005	0
Time	952,327	951,220	0	951,220	0
Total deposits	4,837,507	4,836,400	0	4,836,400	0
Short-term borrowings	748,749	748,749	748,749	0	0
Long-term debt	60,780	62,706	0	62,706	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting adjustments (1)	Assets/liabilities at fair value
June 30, 2014
Assets
Derivatives	$0	$12,678	$0	$(12,678)	$0
Investment securities available-for-sale	8,214	889,501	0	0	897,715
Total	$8,214	$902,179	$0	$(12,678)	$897,715

Liabilities
Derivatives	$0	$14,506	$0	$(12,678)	$1,828

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting adjustments (1)	Assets/liabilities at fair value
December 31, 2013
Assets
Derivatives	$0	$13,477	$0	$(13,477)	$0
Investment securities available-for-sale	7,976	905,625	0	0	913,601
Total	$7,976	$919,102	$0	$(13,477)	$913,601

Liabilities
Derivatives	$0	$14,431	$0	$(13,477)	$954
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

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2014
Assets
Impaired loans (1)	$0	$0	$7,433
OREO	0	0	7,791
Covered OREO	0	0	6,937

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2013
Assets
Impaired loans (1)	$0	$0	$13,699
OREO	0	0	5,358
Covered OREO	0	0	8,937
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

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $6.5 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 105 banking centers and 128 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. The Bank also provides lending products, primarily equipment and leasehold improvement financing, for select concepts and franchisees in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.5 billion in assets under management as of June 30, 2014.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through Federal Deposit Insurance Corporation (FDIC)-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The five year period of loss protection will expire for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. Covered assets represent approximately 5.9% of First Financial’s total assets at June 30, 2014.

MARKET STRATEGY AND BUSINESS COMBINATIONS

On December 17, 2013, First Financial and First Financial Bank entered into a definitive merger agreement with The First Bexley Bank (First Bexley). Founded in 2006 and conducting operations out of one full service branch location in Bexley, Ohio, First Bexley serves commercial and consumer clients throughout Columbus and central Ohio. Under the merger agreement, First Financial will acquire First Bexley in a cash and stock transaction in which First Bexley will merge with and into First Financial Bank. Shareholders of First Bexley will receive $30.50 for each share of First Bexley common stock consisting of $24.40 in the Company’s common stock and $6.10 in cash, subject to certain adjustment depending upon changes in the price of the Company’s common stock. Including outstanding options on First Bexley common stock, the transaction is valued at approximately $44.5 million. As of June 30, 2014, First Bexley had total assets of $330.4 million, total loans of $303.1 million, total deposits of $262.9 million and total common shareholders’ equity of $24.9 million.

On December 19, 2013, First Financial and First Financial Bank signed a definitive merger agreement with Insight Bank (Insight). Founded in 2006 and conducting operations out of one full service location in Worthington, Ohio, and a mortgage origination office in Newark, Ohio, Insight provides commercial and consumer banking services to clients throughout Columbus and central Ohio. Under the merger agreement, First Financial will acquire Insight in a cash and stock transaction in which Insight will merge with and into First Financial Bank. Shareholders of Insight will receive $20.50 for each share of Insight common stock consisting of $16.40 in the Company’s common stock and $4.10 in cash, subject to certain adjustment depending upon changes in the price of the Company’s common stock. Including outstanding options on Insight common stock, the transaction is valued at approximately $36.6 million. As of June 30, 2014, Insight had total assets of $249.6 million, total loans of $210.9 million, total deposits of $180.2 million and total common shareholders’ equity of $20.8 million.

On April 29, 2014, First Financial entered into a definitive merger agreement with Guernsey Bancorp, Inc. (Guernsey). Additionally, The Guernsey Bank, an Ohio state chartered bank and wholly owned subsidiary of Guernsey, will merge with and into First Financial Bank. Headquartered in Worthington, Ohio, Guernsey conducts operations out of three full service branches and serves commercial and consumer clients throughout Columbus and central Ohio. Under the terms of the merger agreements, First Financial will acquire Guernsey for cash consideration of $13.5 million and the transfer of a single bank-owned property with a book value of $1.0 million to Guernsey’s sole shareholder. As of June 30, 2014, The Guernsey Bank had total assets of $120.8 million, total loans of $72.5 million, total deposits of $98.6 million and total common shareholders' equity of $8.6 million.

The First Bexley, Insight and Guernsey acquisitions will provide First Financial an entrance into the Columbus, Ohio market, and introduce the Company's diverse product set to commercial and consumer clients of those institutions. When completed, these acquisitions will position First Financial as the largest community bank serving Franklin County in the metropolitan Columbus market. The First Bexley and Insight acquisitions received approval from their respective shareholders in May 2014. Regulatory approval was received for First Bexley, Insight and Guernsey in July 2014 and the transactions are expected to close during the third quarter 2014.

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

As part of the on-going evaluation of its banking center network, First Financial consolidated one banking center located in Indiana during the second quarter 2014. Customer relationships related to the consolidated banking center were transferred to the nearest First Financial location where those customers continue to receive the same high level of service.

OVERVIEW OF OPERATIONS

Second quarter 2014 net income was $16.0 million and earnings per diluted common share were $0.28. This compares with second quarter 2013 net income of $15.8 million and earnings per diluted common share of $0.27. For the six months ended June 30, 2014, net income was $31.1 million, and earnings per diluted common share were $0.54.  This compares with net income of $29.7 million and earnings per diluted common share of $0.51 for the first six months of 2013.

Return on average assets for the second quarter 2014 was 0.99% compared to 1.01% for the comparable period in 2013.  Return on average shareholders’ equity for the second quarter 2014 was 9.19% compared to 9.02% for the comparable period in 2013. Return on average assets for the six months ended June 30, 2014 was 0.97% compared to 0.94% for the same period in 2013. Return on average shareholders' equity was 9.07% and 8.47% for the same periods in 2014 and 2013, respectively.

A discussion of First Financial's results of operations for the three and six months ended June 30, 2014 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$54,304	$58,078	$109,123	$116,744
Tax equivalent adjustment	758	514	1,460	991
Net interest income - tax equivalent	$55,062	$58,592	$110,583	$117,735

Average earning assets	$5,880,933	$5,791,715	$5,851,197	$5,839,497

Net interest margin (1)	3.70%	4.02%	3.76%	4.03%
Net interest margin (fully tax equivalent) (1)	3.76%	4.06%	3.81%	4.07%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2014 was $54.3 million, declining $3.8 million or 6.5% from second quarter 2013 net interest income of $58.1 million. Net interest income on a fully tax-equivalent basis for the second quarter 2014 was $55.1 million compared to $58.6 million for the second quarter 2013. Net interest margin was 3.70% for the second quarter 2014 compared to 4.02% for the second quarter 2013.  The declines in net interest income and net interest margin were primarily related to changes in the composition of the Company's earning assets, including the continued decline in the covered loan portfolio, as well as the prolonged low interest rate environment.

The decline in net interest income for the second quarter 2014, as compared to the second quarter 2013, was the result of a $3.6 million or 5.8% decrease in total interest income to $58.7 million in the second quarter of 2014 from $62.3 million in the second quarter 2013. Also contributing to the decline in net interest income was a $0.2 million or 4.2% increase in total interest expense to $4.4 million in the second quarter 2014 from $4.2 million in the second quarter 2013.

The decline in total interest income resulted from a decrease in interest income and fees earned on loans, primarily as a result of continued paydowns and resolutions in the Company's high-yielding covered loan portfolio, as well as declining portfolio and new origination loan yields. The average balance of covered loans for the second quarter 2014 declined $266.3 million or 40.7% compared to the second quarter 2013, contributing to the lower interest income earned on covered loans and the related decline in net interest margin. Declines in covered loan balances are a result of payments received, including full payoffs, charge-offs and other loan resolution activities.

The decline in covered loan balances was partially offset by growth in lower yielding assets as average uncovered loan balances increased $335.0 million or 10.2% from the second quarter of 2013 as a result of strong new loan origination activity in recent periods. However, as a result of the low interest rate environment, new loan originations continue to be recorded at yields significantly lower than the yields on loans that pay off or mature during the period, muting the impact of increased balances on interest income and net interest margin.

The decline in interest income and fees earned on loans was partially offset by higher interest income earned on investment securities during the second quarter 2014. The average balance of investment securities increased $106.0 million or 6.2% in the second quarter 2014 as compared to the second quarter 2013 and the average yield on investment securities increased 39 bps, to 2.47% in the second quarter 2014 from 2.08% in the second quarter 2013. The increased yield on investment securities is primarily related to higher reinvestment rates and continued stabilization in premium amortization.

Interest expense increased as the average balance of interest-bearing deposits increased $39.4 million or 1.0% while the cost of funds related to these deposits increased 3 bps to 38 bps for the second quarter 2014 from 35 bps for the comparable quarter in 2013, negatively impacting net interest margin. Interest expense benefited from a decrease in average long-term borrowings of $14.3 million or 19.3% from June 30, 2013 to June 30, 2014, which was primarily due to the maturity of a single agreement during the second half of 2013.

For the six month period ended June 30, 2014, net interest income was $109.1 million , a decline of $7.6 million, from $116.7 million for the comparable period in 2013. Net interest income on a fully tax-equivalent basis for the period ended June 30, 2014 was $110.6 million as compared to $117.7 million for the comparable period in 2013. Similar to the quarterly year-over-year items discussed above, these declines were primarily related to lower interest income due to covered loan runoff and declining yields on recent loan originations, partially offset by higher investment portfolio balances and yields. Lower interest income was partially offset by a $0.5 million, or 5.4% decline in interest expense during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decline in interest expense for the six month period ended June 30, 2014 was primarily related to a decline in average interest-bearing deposits of $25.1 million, or 0.7% when compared to the similar period in 2013, as well as a decline in the cost of funds related to those deposits of 1 bp from 38 bps in 2013 to 37 bps in 2014.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2014		March 31, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,811,175	2.47%	$1,807,571	2.52%	$1,705,219	2.08%	$1,809,383	2.50%	$1,771,632	2.03%
Interest-bearing deposits with other banks	10,697	0.45%	2,922	1.39%	13,890	0.32%	6,831	0.65%	8,503	0.36%
Gross loans (1)	4,059,061	4.70%	4,010,637	4.83%	4,072,606	5.26%	4,034,983	4.76%	4,059,362	5.37%
Total earning assets	5,880,933	4.01%	5,821,130	4.11%	5,791,715	4.32%	5,851,197	4.06%	5,839,497	4.35%

Nonearning assets
Allowance for loan and lease losses	(55,149)		(61,902)		(92,033)		(58,507)		(93,763)
Cash and due from banks	118,947		123,583		119,909		121,252		115,777
Accrued interest and other assets	509,521		516,424		491,011		512,953		489,093
Total assets	$6,454,252		$6,399,235		$6,310,602		$6,426,895		$6,350,604

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,169,350	0.11%	$1,107,844	0.12%	$1,141,767	0.09%	$1,138,767	0.11%	$1,127,296	0.10%
Savings	1,702,521	0.23%	1,633,910	0.20%	1,639,834	0.10%	1,668,405	0.21%	1,629,096	0.10%
Time	960,424	0.98%	953,423	0.94%	1,011,290	1.04%	956,943	0.96%	1,032,775	1.12%
Total interest-bearing deposits	3,832,295	0.38%	3,695,177	0.36%	3,792,891	0.35%	3,764,115	0.37%	3,789,167	0.38%
Borrowed funds
Short-term borrowings	686,148	0.17%	782,112	0.17%	569,929	0.21%	733,865	0.17%	615,008	0.21%
Long-term debt	59,842	3.52%	60,367	3.52%	74,129	3.54%	60,103	3.52%	74,433	3.54%
Total borrowed funds	745,990	0.44%	842,479	0.41%	644,058	0.60%	793,968	0.42%	689,441	0.57%
Total interest-bearing liabilities	4,578,285	0.39%	4,537,656	0.37%	4,436,949	0.38%	4,558,083	0.38%	4,478,608	0.41%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,110,697		1,096,509		1,063,102		1,103,642		1,056,559
Other liabilities	68,661		80,738		106,747		74,666		109,118
Shareholders' equity	696,609		684,332		703,804		690,504		706,319
Total liabilities and shareholders' equity	$6,454,252		$6,399,235		$6,310,602		$6,426,895		$6,350,604

Net interest income	$54,304		$54,819		$58,078		$109,123		$116,744

Net interest spread		3.62%		3.74%		3.94%		3.68%		3.94%
Contribution of noninterest-bearing sources of funds		0.08%		0.08%		0.08%		0.08%		0.09%
Net interest margin (2)		3.70%		3.82%		4.02%		3.76%		4.03%

(1)	Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the three months ended June 30, 2014
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(240)	$144	$(96)	$1,644	$652	$2,296
Interest-bearing deposits with other banks	(7)	9	2	5	(4)	1
Gross loans (1)	(1,251)	1,084	(167)	(5,732)	(159)	(5,891)
Total earning assets	(1,498)	1,237	(261)	(4,083)	489	(3,594)
Interest-bearing liabilities
Total interest-bearing deposits	$123	$167	$290	$285	$37	$322
Borrowed funds
Short-term borrowings	0	(37)	(37)	(62)	49	(13)
Federal Home Loan Bank long-term debt	0	1	1	(4)	(125)	(129)
Total borrowed funds	0	(36)	(36)	(66)	(76)	(142)
Total interest-bearing liabilities	123	131	254	219	(39)	180
Net interest income	$(1,621)	$1,106	$(515)	$(4,302)	$528	$(3,774)
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the six months ended June 30, 2014
	Year-to-date income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$4,120	$467	$4,587
Interest-bearing deposits with other banks	12	(5)	7
Gross loans (1)	(12,133)	(576)	(12,709)
Total earning assets	(8,001)	(114)	(8,115)
Interest-bearing liabilities
Total interest-bearing deposits	$(176)	$(46)	$(222)
Borrowed funds
Short-term borrowings	(114)	101	(13)
Federal Home Loan Bank long-term debt	(9)	(250)	(259)
Total borrowed funds	(123)	(149)	(272)
Total interest-bearing liabilities	(299)	(195)	(494)
Net interest income	$(7,702)	$81	$(7,621)
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2014 noninterest income was $16.3 million, representing a $4.7 million or 40.7% increase from noninterest income of $11.6 million in the second quarter 2013.  The increase in noninterest income from the comparable quarter in 2013 was due primarily to an $8.5 million increase in FDIC loss sharing income, partially offset by a $1.3 million decline in accelerated discount on covered loans and a $1.3 million decline in other noninterest income.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income increased $8.5 million or 115.0% from negative loss sharing income of $7.4 million during the second quarter 2013 to $1.1 million of loss sharing income for the second quarter 2014 as negative covered provision expense of $0.4 million was offset by losses on covered assets and loss sharing expense during the period. Negative FDIC loss sharing income during the second quarter 2013 reflected lower reimbursements expected to be received from the FDIC as a result of negative covered provision expense and covered OREO gains during the period.

Income from the accelerated discount on covered loans decreased $1.3 million or 67.9% from $1.9 million during second quarter 2013 to $0.6 million for the second quarter 2014. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the second quarter 2014 was related to declines in both the volume and size of covered loans prepaying during the period as well as declines in the size of the remaining discounts on these loans.

The decline in other noninterest income as compared to the second quarter 2013 was primarily related to improved portfolio valuations related to customer derivatives that occurred during the second quarter 2013 as well as a decrease in rental income earned on covered OREO properties and lower income earned on customer derivatives during the second quarter 2014.

Noninterest income for the six months ended June 30, 2014 was $30.5 million, which represents a $7.8 million or 20.4% decline from noninterest income of $38.3 million for the six months ended June 30, 2013.  The decline in noninterest income from the comparable period in 2013 was due primarily to a $1.0 million decline in FDIC loss sharing income, a $2.2 million decline in accelerated discount on covered loans, a $1.7 million decline in gain on sale of investment securities, a $1.5 million decline in other noninterest income and a $0.7 million decline in net gains from sales of loans.

Similar to the quarterly year-over-year items discussed above, covered loan activity was responsible for the declines in FDIC loss sharing income and accelerated discount on covered loans while client derivative and OREO rental income drove the decline in other noninterest income for the first half of 2014 as compared to the same period in 2013. The decline in gain on sale of investment securities was primarily related to sales of agency mortgage-backed securities and collateralized mortgage obligations during 2013 in order to enhance liquidity and reduce prepayment and premium risks. Lower net gains from sales of loans in 2014 reflect a decline in mortgage lending activity due to rising interest rates and the unusually harsh winter weather during the period.

NONINTEREST EXPENSE

Second quarter 2014 noninterest expense was $47.1 million compared with $53.3 million for the second quarter of 2013. The $6.2 million or 11.6% decrease from the comparable quarter in 2013 was primarily attributable to a $4.3 million decline in pension settlement charges, a $1.6 million decline in other noninterest expense, a $0.9 million decline in net occupancy expense, a $0.6 million decline in salaries and benefits expense and a $0.1 million decline in loss sharing expense. These declines were partially offset by a $2.6 million increase in loss on covered OREO.

During the second quarter of 2013, First Financial recognized $4.3 million of pension settlement charges as a result of the level of lump sum distributions from the Company's pension plan. The annual threshold for recognizing lump-sum distributions as pension settlement charges reset on January 1, 2014 and no such expense was incurred for the six months ended June 30, 2014. For further discussion of pension settlement charges, see Note 13 to the Consolidated Financial Statements, Employee Benefit Plans.

The decrease in other noninterest expense was primarily due to a $1.0 million decline in fixed asset-related costs associated with branch consolidations. The declines in net occupancy expense and salaries and benefits expense were primarily attributable to staffing reductions and branch consolidations associated with the Company's previously announced efficiency efforts.

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

Noninterest expense for the six months ended June 30, 2014 was $95.0 million compared with $106.4 million in the six months ended June 30, 2013. The $11.4 million or 10.7% decrease from the comparable period in 2013 was primarily attributable to a

$2.7 million decline in salaries and benefits expense and a $1.8 million decline in net occupancy expense as a result of staffing reductions and branch consolidations throughout 2013 and into 2014. Also contributing to the decline was a $4.3 million decline in pension settlement charges as discussed above, a $2.6 million decline in other noninterest expense resulting from lower fixed asset-related costs associated with branch consolidations and a $0.8 million decline in loss sharing expense. These declines were partially offset by a $2.8 million increase in losses recorded on covered OREO as the Company recorded gains of $2.4 million on covered OREO in 2013, as well as a $0.6 million increase in data processing expenses related to software and system implementations, including internet and mobile banking platforms as well as expenses related to pending acquisitions.

INCOME TAXES

Income tax expense was $8.0 million and $6.5 million for the second quarters of 2014 and 2013, respectively. The effective tax rates for the second quarters of 2014 and 2013 were 33.3% and 29.0%, respectively. Income tax expense for the six months ended June 30, 2014 and 2013 was $15.0 million and $12.8 million, respectively. The year-to-date effective tax rate through June 30, 2014 was 32.6% compared to 30.2% for the comparable period in 2013.

The increase in the effective tax rates for the second quarter 2014 and the six months ended June 30, 2014, as compared to the same periods in 2013, was primarily the result of a favorable tax reversal related to an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary and a favorable change in state tax laws in 2013, partially offset by higher tax-exempt income earned during 2014. While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2014 is expected to be approximately 32.0% - 34.0%.

LOANS - EXCLUDING COVERED LOANS

First Financial continues to experience strong loan demand in 2014 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding covered loans and loans held for sale, totaled $3.7 billion as of June 30, 2014, increasing $157.0 million, or 9.0% on an annualized basis, compared to December 31, 2013.  The increase in loan balances from December 31, 2013 was primarily related to a $108.0 million increase in commercial loans, a $32.9 million increase in real estate construction loans and a $19.7 million increase in residential real estate loans.

Second quarter 2014 average loans, excluding covered loans and loans held for sale, increased $335.0 million or 10.2% from the second quarter of 2013.  The increase in average loans, excluding covered loans and loans held for sale, was primarily the result of a $213.5 million increase in commercial loans, a $66.1 million increase in commercial real estate loans, a $30.5 million increase in residential real estate loans, an $18.1 million increase in lease financing and an $10.6 million increase in home equity loans, partially offset by an $8.5 million decline in installment loans.

LOANS - COVERED

Covered loans declined $92.3 million, or 20.2%, to $365.6 million at June 30, 2014 from $457.9 million as of December 31, 2013.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

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

At June 30, 2014, loans 30-to-89 days past due decreased to $5.7 million, or 0.16% of period end loans, as compared to $13.6 million, or 0.39%, at December 31, 2013. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (TDRs) (collectively, nonperforming loans) and OREO, decreased $14.1 million, or 19.5%, to $58.4 million at

June 30, 2014 from $72.5 million as of December 31, 2013, due to a $7.7 million, or 14.6%, decline in nonperforming loans and a $6.4 million, or 32.5%, decline in OREO balances during the first six months of 2014.

The decline in nonperforming loans compared to December 31, 2013 was primarily related to payments received on six commercial and commercial real estate credits totaling $9.0 million and $4.6 million of charge-offs during the period. This activity was partially offset by the addition of two commercial and three commercial real estate credits totaling $5.5 million in the aggregate. OREO balances declined during the first six months of the period as resolutions and valuation adjustments of $9.2 million exceeded additions of $2.7 million. While there were no individually significant additions during the first six months, resolutions during the period included the sale of a single commercial property totaling $7.9 million which was added to OREO during the fourth quarter 2013.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $103.8 million as of June 30, 2014 compared to $110.5 million at December 31, 2013. The declines in nonperforming loans, nonperforming assets and classified assets during the first six months of 2014 continue to reflect the Company's successful resolution efforts as well as modest but steady improvement in economic conditions in the markets in which First Financial operates.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of June 30, 2014 and the four previous quarters.

	Quarter ended
	2014		2013
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$7,077	$7,097	$7,934	$8,554	$12,925
Real estate - construction	223	223	223	1,099	1,104
Real estate - commercial	15,288	16,758	17,286	35,549	35,055
Real estate - residential	6,806	8,157	8,606	9,346	9,369
Installment	459	399	574	421	249
Home equity	2,565	2,700	2,982	2,871	2,813
Lease financing	0	0	0	86	496
Nonaccrual loans	32,418	35,334	37,605	57,926	62,011
Accruing troubled debt restructurings (TDRs)	12,607	13,400	15,094	16,278	12,924
Total nonperforming loans	45,025	48,734	52,699	74,204	74,935
Other real estate owned (OREO)	13,370	12,743	19,806	11,804	11,798
Total nonperforming assets	58,395	61,477	72,505	86,008	86,733
Accruing loans past due 90 days or more	256	208	218	265	158
Total underperforming assets	$58,651	$61,685	$72,723	$86,273	$86,891
Total classified assets	$103,799	$103,471	$110,509	$120,423	$129,832

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	129.64%	121.76%	116.55%	78.57%	75.87%
Nonperforming loans	93.34%	88.28%	83.17%	61.34%	62.78%
Total ending loans	1.15%	1.19%	1.25%	1.33%	1.39%
Nonperforming loans to total loans	1.23%	1.35%	1.50%	2.16%	2.22%
Nonperforming assets to
Ending loans, plus OREO	1.59%	1.70%	2.06%	2.50%	2.56%
Total assets, including covered assets	0.89%	0.95%	1.13%	1.38%	1.38%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	1.25%	1.33%	1.63%	2.03%	2.17%
Total assets, including covered assets	0.70%	0.74%	0.89%	1.12%	1.18%
(1) Nonaccrual loans include nonaccrual TDRs of $11.0 million, $14.6 million, $13.0 million, $13.0 million, and $19.9 million, as of June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

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

First Financial had $3.4 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $19.4 million of covered OREO at June 30, 2014. First Financial had $3.8 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $27.1 million of covered OREO at December 31, 2013. Covered OREO decreased $7.7 million, or 28.3%, from December 31, 2013 as resolutions and valuation adjustments of $11.9 million exceeded additions of $4.2 million during the first six months of 2014.

Classified covered loan balances, which are defined by the Company as nonperforming covered assets plus performing covered loans internally rated substandard or worse, declined $41.6 million, or 42.9% to $55.3 million at June 30, 2014 from $97.0 million at December 31, 2013. The decline in classified covered loan balances during 2014 reflects the Company's continued progress in bringing troubled covered loans to resolution.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion or 28.2% of total assets at June 30, 2014, compared with a balance of $1.8 billion or 28.0% of total assets at December 31, 2013.  Securities available-for-sale at June 30, 2014 totaled $897.7 million, compared with a balance of $913.6 million at December 31, 2013, while held-to-maturity securities totaled $899.5 million at June 30, 2014 compared to $837.3 million at December 31, 2013.

The investment portfolio increased $46.6 million, or 2.6%, during the first six months of 2014 as $211.7 million of purchases were partially offset by sales, amortizations and other portfolio reductions. The Company sold $92.5 million of securities during the first quarter consisting primarily of collateralized loan obligations (CLOs) and, to a lesser extent, hybrid securities, collateralized mortgage obligations and corporate securities, resulting in a gain of $0.1 million. Proceeds from these sales were reinvested primarily in commercial mortgage-backed securities during the period.

The sale of CLOs during the first quarter was due to the potential regulatory impact under the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which prohibits banks from engaging in short-term proprietary trading activities for their own account and from owning, sponsoring or having certain relationships with hedge funds or private equity funds. Under the original rule approved in December 2013, banks were required to conform investments to the requirements of the Volcker Rule or divest them by July 21, 2015. In order to mitigate risk related to the uncertain application of the Volcker Rule to the Company's CLOs and the broader impact on the CLO market, First Financial sold its CLO holdings during the first quarter 2014. Subsequently, on April 7, 2014, the Federal Reserve announced a two year extension of the deadline for banks to conform their CLO portfolios with the Volcker Rule to July 21, 2017.

The overall duration of the investment portfolio decreased to 3.9 years as of June 30, 2014 from 4.3 years as of December 31, 2013. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk. The Company does, however, include these risks in its evaluation of current market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $6.0 million unrealized after-tax loss on the investment portfolio at June 30, 2014, which declined $10.3 million from $16.3 million at December 31, 2013 primarily due to investment gains during the period as a result of the tightening of mortgage and fixed income spreads.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet and capital sensitivity, as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2014 were $4.9 billion, an increase of $37.6 million or 0.8% compared to December 31, 2013.  The increase in total deposits at June 30, 2014 as compared to December 31, 2013 was driven by a $44.9 million or 1.2% increase in total interest-bearing deposits offset by a $7.3 million or 0.6% decrease in total noninterest-bearing deposit balances.

Non-time deposit balances totaled $3.9 billion as of June 30, 2014, increasing $16.8 million, or 0.4%, compared to December 31, 2013 as seasonal factors drove increases in public fund balances. Time deposit balances increased $20.8 million, or 2.2%, due to an increase in consumer balances.

Year-to-date average deposits increased $22.0 million, or 0.5%, to $4.9 billion at June 30, 2014 from June 30, 2013 primarily due to a $47.1 million increase in average noninterest-bearing deposits and a $39.3 million increase in average savings deposit balances, partially offset by a $75.8 million decrease in average time deposit balances. The year-over-year decline in average time deposits was a result of the Company's continued focus on growing core deposit relationships and reducing single service and higher-cost time deposits.

As the Company's deposit base continues to shift away from fixed-rate time deposits toward market-priced or indexed deposit products, First Financial has executed interest rate swaps to manage interest rate volatility on indexed floating rate deposits. These interest rate swaps, with a total notional amount of $200.0 million as of June 30, 2014 and $100.0 million as of December 31, 2013, involve the receipt by First Financial of variable-rate interest payments in exchange for fixed-rate interest payments by First Financial for approximately 5 years. As a result, First Financial has secured fixed rate funding at a weighted average cost of funds of 1.42% for the duration of the interest rate swaps.

Borrowed funds increased to $874.0 million at June 30, 2014 from $809.5 million at December 31, 2013, primarily due to a $32.3 million increase in Federal Home Loan Bank (FHLB) short-term borrowings. Short-term borrowings with the FHLB, which are utilized to manage normal liquidity needs, increased primarily as a result of loan growth and investment security purchases in excess of deposit growth during 2014.

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

First Financial also utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources. First Financial's total remaining borrowing capacity from the FHLB was $423.6 million at June 30, 2014. First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $2.9 billion as collateral for borrowings from the FHLB as of June 30, 2014.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2014, there was no outstanding balance. The credit agreement requires First Financial to maintain certain covenants related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2014.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $897.7 million at June 30, 2014.  Securities classified as held-to-maturity that are maturing within a short period of time are also a source of liquidity but totaled only $0.1 million at June 30, 2014.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are also sources of liquidity.

At June 30, 2014, in addition to liquidity on hand of $162.4 million, First Financial had unused and available overnight wholesale funding of $1.9 billion, or 28.7% of total assets, to fund loan and deposit activities as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $10.4 million for the first six months of 2014.  As of June 30, 2014, First Financial’s subsidiaries had retained earnings of $369.8 million of which $19.3 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $75.9 million in cash at the parent company as of June 30, 2014, which is approximately two times the Company’s annual regular shareholder dividend (currently $0.60 per share) and operating expenses.

First Financial repurchased 40,255 shares of the Company's common stock for $0.7 million during the first half of 2014 under a previously announced share repurchase plan, with no shares being repurchased during the second quarter as a result of the Company's pending merger agreements. Under this same plan, First Financial purchased 750,145 shares of the Company's common stock for $11.8 million during 2013.

Capital expenditures, such as banking center expansions and technology investments were $2.6 million and $5.4 million for the first six months of 2014 and 2013, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

Quantitative measures established and defined by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2014, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2014, and December 31, 2013, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

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

Consolidated regulatory capital ratios at June 30, 2014, included the leverage ratio of 9.99%, Tier 1 capital ratio of 14.34% and total capital ratio of 15.59%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $338.8 million, on a consolidated basis.  First Financial’s tangible common equity ratio increased to 9.39% at June 30, 2014 as compared to 9.20% at December 31, 2013.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk-weighted assets during 2014 primarily as a result of declines in lower risk-weighted covered assets offset by increases in higher risk-weighted uncovered loans and investment securities. First Financial's Leverage ratio was negatively impacted by an increase in average assets through June 30, 2014.

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

The following tables illustrate the actual and required capital amounts and ratios as of June 30, 2014 and December 31, 2013.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk-weighted assets
Consolidated	$696,014	15.59%	$357,166	8.00%	N/A	N/A
First Financial Bank	615,562	13.84%	355,828	8.00%	$444,784	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	640,237	14.34%	178,583	4.00%	N/A	N/A
First Financial Bank	553,169	12.44%	177,914	4.00%	266,871	6.00%

Tier 1 capital to average assets
Consolidated	640,237	9.99%	256,226	4.00%	N/A	N/A
First Financial Bank	553,169	8.65%	255,859	4.00%	319,824	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
Consolidated	$679,074	15.88%	$342,092	8.00%	N/A	N/A
First Financial Bank	588,643	13.80%	341,184	8.00%	$426,480	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	624,850	14.61%	171,046	4.00%	N/A	N/A
First Financial Bank	527,712	12.37%	170,592	4.00%	255,888	6.00%

Tier 1 capital to average assets
Consolidated	624,850	10.11%	247,106	4.00%	N/A	N/A
First Financial Bank	527,712	8.55%	246,739	4.00%	308,423	5.00%

Shareholder Dividends. First Financial paid a dividend of $0.15 per common share on July 1, 2014 to shareholders of record as of May 30, 2014. Additionally, First Financial's board of directors authorized a dividend of $0.15 per common share for the next regularly scheduled dividend, payable on October 1, 2014 to shareholders of record as of August 29, 2014.

Shelf Registrations. On July 31, 2014, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration allows First Financial to raise capital from time to time through the sale of various types of securities, subject to approval by the Company's board of directors, and expires on July 31, 2017.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expects to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under Basel III.

As discussed in the Liquidity section, the Company repurchased 40,255 shares under the 2012 share repurchase plan during the first six months of 2014 at an average price of $17.32 per share and 750,145 shares at an average price of $15.70 per share during 2013. First Financial's board of directors suspended further share repurchase activity under this plan during the first quarter 2014 in connection with the Company's pending acquisitions and, as such, no shares were repurchased during the second quarter 2014. The Company expects to continue the suspension of its share repurchase plan for the third quarter 2014.

At June 30, 2014, 3,749,100 common shares remained available for repurchase under the 2012 share repurchase plan.

Preferred Stock. During the second quarter of 2014, the shareholders of First Financial approved an amendment to the Company's Articles of Incorporation authorizing the Company to issue up to 10,000,000 preferred shares. The Company has not issued and has no current plans, arrangements or agreements to issue any of the authorized preferred shares at this time.

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

The allowance was $42.0 million as of June 30, 2014 compared to $43.8 million as of December 31, 2013.  As a percentage of period-end loans, the allowance was 1.15% as of June 30, 2014 compared to 1.25% as of December 31, 2013.  The decrease in the allowance from December 31, 2013 was primarily the result of continued improvement in the Company's historical loss rates as well as paydowns, charge-offs and other resolution activities related to impaired loans that resulted in lower specific reserves during the period. Additionally, the allowance as a percentage of loans continues to be impacted by loan growth, as newly originated loans are generally reserved for at lower rates.

The decline in the allowance during the second quarter of 2014 was consistent with declines in net charge-offs, nonaccrual loans, nonperforming assets and classified assets when compared to December 31, 2013 and continues to reflect gradual improvement in property values and overall economic conditions across the Company's footprint. The allowance as a percentage of nonaccrual loans, including nonaccrual TDRs was 129.6% at June 30, 2014 compared with 116.6% at December 31, 2013. The allowance as a percentage of nonperforming loans, which include accruing TDRs, was 93.3% at June 30, 2014 compared with 83.2% at December 31, 2013.

Second quarter 2014 net charge-offs were $1.0 million or 0.11% of average loans and leases on an annualized basis, compared with $3.7 million or 0.45% of average loans and leases on an annualized basis for the comparable quarter in 2013. The $2.6 million decrease from the comparable period in 2013 was primarily the result of reduced charge-offs of commercial, commercial real estate and home equity loans, as well as increased recoveries on commercial and commercial real estate loans previously charged-off. Provision expense is a product of the Company's allowance for loan and lease losses model, as well as net charge-off activity during the period. Second quarter 2014 provision expense was $29 thousand compared to $2.4 million during the comparable quarter in 2013.

See Note 6 to the Consolidated Financial Statements, Allowance for Loan and Lease Losses, for further discussion of First Financial's allowance for uncovered loans.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended					Six months ended
	2014		2013			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2014	2013
Allowance for loan and lease loss activity
Balance at beginning of period	$43,023	$43,829	$45,514	$47,047	$48,306	$43,829	$47,777
Provision for loan losses	29	1,159	1,851	1,413	2,409	1,188	5,450
Gross charge-offs
Commercial	571	656	293	1,482	859	1,227	1,640
Real estate-construction	0	0	1	0	0	0	0
Real estate-commercial	699	543	3,113	2,174	2,044	1,242	3,039
Real estate-residential	283	257	218	249	326	540	549
Installment	14	128	39	99	97	142	197
Home equity	383	544	706	411	591	927	1,292
All other	237	296	398	696	277	533	687
Total gross charge-offs	2,187	2,424	4,768	5,111	4,194	4,611	7,404
Recoveries
Commercial	580	39	194	92	67	619	386
Real estate-construction	0	0	46	490	0	0	136
Real estate-commercial	334	114	634	1,264	57	448	96
Real estate-residential	100	27	96	98	5	127	9
Installment	50	77	66	57	110	127	187
Home equity	37	103	136	95	225	140	277
All other	61	99	60	69	62	160	133
Total recoveries	1,162	459	1,232	2,165	526	1,621	1,224
Total net charge-offs	1,025	1,965	3,536	2,946	3,668	2,990	6,180
Ending allowance for loan and lease losses	$42,027	$43,023	$43,829	$45,514	$47,047	$42,027	$47,047

Net charge-offs to average loans and leases (annualized)
Commercial	0.00%	0.24%	0.04%	0.59%	0.35%	0.11%	0.29%
Real estate-construction	0.00%	0.00%	(0.23)%	(2.09)%	0.00%	0.00%	(0.31)%
Real estate-commercial	0.10%	0.12%	0.66%	0.24%	0.55%	0.11%	0.42%
Real estate-residential	0.20%	0.26%	0.14%	0.17%	0.38%	0.23%	0.33%
Installment	(0.33)%	0.45%	(0.22)%	0.33%	(0.10)%	0.07%	0.04%
Home equity	0.37%	0.48%	0.60%	0.34%	0.40%	0.42%	0.56%
All other	0.61%	0.70%	1.20%	2.27%	0.90%	0.65%	1.24%
Total net charge-offs	0.11%	0.23%	0.41%	0.34%	0.45%	0.17%	0.38%

Allowance for loan and lease losses - covered loans. The allowance for losses on covered loans was $12.4 million and $18.9 million at June 30, 2014 and December 31, 2013, respectively. First Financial updated the valuations related to covered loans during the second quarter 2014 and, as a result of improved cash flow expectations in certain loan pools, recognized negative provision expense, or impairment recapture, of $0.4 million. First Financial recognized negative provision expense related to covered loans of $8.3 million for the comparable period in 2013. The related declines in expected reimbursements on covered loan losses due from the FDIC under loss sharing agreements were recognized as negative FDIC loss sharing income and corresponding decreases in the FDIC indemnification asset during the second quarter of 2014 and 2013.

First Financial recognized negative provision expense related to covered loans of $2.6 million for the six months ended June 30, 2014, and provision expense related to covered loans of $0.8 million for the comparable period in 2013. The Company recognized a related decrease in expected reimbursements on covered loan losses due from the FDIC under loss sharing agreements as negative FDIC loss sharing income and a corresponding decrease in the FDIC indemnification asset during the six months ended June 30, 2014. For the six months ended June 30, 2013, the estimated reimbursement on covered loan losses due from the FDIC under loss sharing agreements was recorded as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

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

First Financial views the combination of provision expense on covered loans, losses on covered OREO and loss sharing expense, net of the related reimbursements due under loss sharing agreements recorded as FDIC loss sharing income, as the net credit costs associated with covered assets during the period. Net credit costs increased $2.1 million or 115.0%, from $1.8 million of income during the second quarter of 2013 to $0.3 million of expense during the second quarter of 2014. For the six months ended June 30, 2014, net credit costs decreased $0.2 million, or 61.3%, to $0.2 million from $0.4 million for the comparable period in 2013.

	Three months ended					Six months ended
	2014		2013			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2014	2013
Allowance for loan and lease loss activity - Covered
Balance at beginning of period	$10,573	$18,901	$23,259	$32,961	$45,496	$18,901	$45,190
Provision for loan and lease losses	(413)	(2,192)	(5,857)	5,293	(8,283)	(2,605)	759
Loans charged-off	(3,485)	(7,240)	(3,850)	(21,009)	(4,681)	(10,725)	(14,365)
Recoveries	5,750	1,104	5,349	6,014	429	6,854	1,377
Ending allowance for covered loan losses	$12,425	$10,573	$18,901	$23,259	$32,961	$12,425	$32,961

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

First Financial monitors the Company's interest rate risk position using income simulation models and economic value of equity (EVE) sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting net interest income (NII) under a variety of interest rate scenarios including instantaneous shocks. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.  First Financial continues to refine the assumptions used in its interest rate risk modeling.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2014, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.42)%	(1.66)%	(1.07)%
NII-Year 2	(1.66)%	0.23%	1.50%
EVE	(6.35)%	(2.32)%	(1.39)%
(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial's projected results for both NII and EVE became modestly more liability sensitive during the second quarter 2014. This was primarily the result of growth in fixed-rate assets and variable rate assets with extended reset periods in the loan portfolio as well as a continued shift in the Company's deposit mix toward market-driven deposit products, partially offset by growth in longer-term consumer time deposits. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2013 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	2,430	17.73	N/A	N/A
Stock Plans	3,625	18.42	N/A	N/A
May 1 to May 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
June 1 to June 30 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	1,500	17.37	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,430	$17.73	N/A
Stock Plans	5,125	$18.11	N/A

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

Exhibit Number
3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as exhibit 3.1 to the Form S-3 on July 31, 2014 and incorporated hereby by reference)(File No. 333-197771).

3.2
Certificate of Amendment by Shareholders to Articles of Incorporation effective June 25, 2014 (filed as exhibit 3.1 to the Form S-3 on July 31, 2014 and incorporated hereby by reference)(File No. 333-197771).

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President, Chief Administrative Officer		First Vice President and Corporate Controller
and Chief Financial Officer		(Principal Accounting Officer)

Date	8/6/2014	Date	8/6/2014