Form 10-Q
period 2014-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2014-11-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common stock, No par value	61,372,311

FIRST FINANCIAL BANCORP.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$121,360	$117,620
Interest-bearing deposits with other banks	22,365	25,830
Investment securities available-for-sale, at market value (cost $944,217 at September 30, 2014 and $945,052 at December 31, 2013)	929,594	913,601
Investment securities held-to-maturity (market value $901,659 at September 30, 2014 and $824,985 at December 31, 2013)	900,521	837,272
Other investments	49,986	47,427
Loans held for sale	16,816	8,114
Loans
Commercial	1,304,782	1,035,668
Real estate-construction	193,776	80,741
Real estate-commercial	1,952,055	1,496,987
Real estate-residential	426,558	352,931
Installment	47,561	47,133
Home equity	416,099	376,454
Credit card	35,925	35,592
Lease financing	73,216	80,135
Total loans - excluding covered loans	4,449,972	3,505,641
Less: Allowance for loan and lease losses - uncovered	42,454	43,829
Net loans - excluding covered loans	4,407,518	3,461,812
Covered loans	332,265	457,873
Less: Allowance for loan and lease losses - covered	11,535	18,901
Net loans - covered	320,730	438,972
Net loans	4,728,248	3,900,784
Premises and equipment	141,851	137,110
Goodwill	137,458	95,050
Other intangibles	8,542	5,924
FDIC indemnification asset	24,160	45,091
Accrued interest and other assets	272,568	283,390
Total assets	$7,353,469	$6,417,213

Liabilities
Deposits
Interest-bearing	$1,214,726	$1,125,723
Savings	1,827,590	1,612,005
Time	1,247,334	952,327
Total interest-bearing deposits	4,289,650	3,690,055
Noninterest-bearing	1,243,367	1,147,452
Total deposits	5,533,017	4,837,507
Federal funds purchased and securities sold under agreements to repurchase	113,303	94,749
Federal Home Loan Bank short-term borrowings	806,000	654,000
Total short-term borrowings	919,303	748,749
Long-term debt	52,656	60,780
Total borrowed funds	971,959	809,529
Accrued interest and other liabilities	74,581	88,016
Total liabilities	6,579,557	5,735,052

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2014 and 2013	574,209	577,076
Retained earnings	344,118	324,192
Accumulated other comprehensive loss	(20,888)	(31,281)
Treasury stock, at cost, 7,362,258 shares in 2014 and 11,197,685 shares in 2013	(123,527)	(187,826)
Total shareholders' equity	773,912	682,161
Total liabilities and shareholders' equity	$7,353,469	$6,417,213

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$53,725	$52,908	$151,749	$163,955
Investment securities
Taxable	10,227	8,267	31,019	24,938
Tax-exempt	894	541	2,500	1,681
Total interest on investment securities	11,121	8,808	33,519	26,619
Other earning assets	(1,455)	(2,185)	(4,162)	(5,213)
Total interest income	63,391	59,531	181,106	185,361
Interest expense
Deposits	4,218	2,856	11,140	10,000
Short-term borrowings	354	286	975	920
Long-term borrowings	456	617	1,505	1,925
Total interest expense	5,028	3,759	13,620	12,845
Net interest income	58,363	55,772	167,486	172,516
Provision for loan and lease losses - uncovered	1,093	1,413	2,281	6,863
Provision for loan and lease losses - covered	(200)	5,293	(2,805)	6,052
Net interest income after provision for loan and lease losses	57,470	49,066	168,010	159,601
Noninterest income
Service charges on deposit accounts	5,263	5,447	15,172	15,369
Trust and wealth management fees	3,207	3,366	10,258	10,813
Bankcard income	2,859	2,637	8,101	8,215
Net gains from sales of loans	1,660	751	2,793	2,546
Gains on sales of investment securities	0	0	50	1,724
FDIC loss sharing income	(192)	5,555	408	7,105
Accelerated discount on covered loans	789	1,711	2,425	5,581
Other	2,925	2,824	7,816	9,251
Total noninterest income	16,511	22,291	47,023	60,604
Noninterest expenses
Salaries and employee benefits	28,686	23,834	79,562	77,379
Pension settlement charges	0	1,396	0	5,712
Net occupancy	4,577	5,101	14,381	16,650
Furniture and equipment	2,265	2,213	6,325	6,834
Data processing	4,393	2,584	10,021	7,612
Marketing	939	1,192	2,555	3,271
Communication	541	865	1,726	2,479
Professional services	1,568	1,528	4,741	5,095
State intangible tax	648	1,010	1,936	3,028
FDIC assessments	1,126	1,107	3,334	3,380
Loss (gain) - other real estate owned	844	184	1,575	902
Loss (gain) - covered other real estate owned	(1,433)	204	(1,002)	(2,165)
Loss sharing expense	1,002	1,724	4,036	5,588
Other	6,263	5,859	17,182	19,425
Total noninterest expenses	51,419	48,801	146,372	155,190
Income before income taxes	22,562	22,556	68,661	65,015
Income tax expense	7,218	7,645	22,260	20,451
Net income	$15,344	$14,911	$46,401	$44,564
Net earnings per common share - basic	$0.26	$0.26	$0.80	$0.78
Net earnings per common share - diluted	$0.26	$0.26	$0.79	$0.77
Cash dividends declared per share	$0.15	$0.27	$0.45	$0.79
Average common shares outstanding - basic	59,403,109	57,201,390	57,907,203	57,309,934
Average common shares outstanding - diluted	60,112,932	58,012,588	58,639,394	58,143,372

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$15,344	$14,911	$46,401	$44,564
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	(256)	(4,003)	10,077	(22,570)
Change in retirement obligation	189	1,166	663	11,976
Unrealized gain (loss) on derivatives	760	(818)	(334)	(2)
Unrealized gain (loss) on foreign currency exchange	(12)	6	(13)	(21)
Other comprehensive income (loss)	681	(3,649)	10,393	(10,617)
Comprehensive income	$16,025	$11,262	$56,794	$33,947

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2013	68,730,731	$579,293	$330,004	$(18,677)	(10,684,496)	$(180,195)	$710,425
Net income			44,564				44,564
Other comprehensive income (loss)				(10,617)			(10,617)
Cash dividends declared:
Common stock at $0.79 per share			(45,575)				(45,575)
Purchase of common stock					(540,400)	(8,339)	(8,339)
Excess tax benefit on share-based compensation		133					133
Exercise of stock options, net of shares purchased		(1,016)			44,105	741	(275)
Restricted stock awards, net of forfeitures		(4,030)			152,504	2,704	(1,326)
Share-based compensation expense		3,049					3,049
Balance at September 30, 2013	68,730,731	$577,429	$328,993	$(29,294)	(11,028,287)	$(185,089)	$692,039
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			46,401				46,401
Other comprehensive income (loss)				10,393			10,393
Cash dividends declared:
Common stock at $0.45 per share			(26,475)				(26,475)
Purchase of common stock					(40,255)	(697)	(697)
Common stock issued in connection with business combinations		(946)			3,657,937	61,375	60,429
Excess tax benefit on share-based compensation		149					149
Exercise of stock options, net of shares purchased		(771)			36,830	616	(155)
Restricted stock awards, net of forfeitures		(4,191)			180,915	3,005	(1,186)
Share-based compensation expense		2,892					2,892
Balance at September 30, 2014	68,730,731	$574,209	$344,118	$(20,888)	(7,362,258)	$(123,527)	$773,912

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Operating activities
Net income	$46,401	$44,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(524)	12,915
Depreciation and amortization	9,465	11,057
Stock-based compensation expense	2,892	3,049
Pension (income) expense	(853)	5,309
Net amortization of premiums/accretion of discounts on investment securities	5,523	11,327
Gains on sales of investment securities	(50)	(1,724)
Originations of loans held for sale	(93,561)	(126,881)
Net gains from sales of loans held for sale	(2,793)	(2,546)
Proceeds from sales of loans held for sale	85,977	131,979
Deferred income taxes	(20,137)	(5,621)
Increase in interest receivable	(2,849)	(462)
Increase in cash surrender value of life insurance	(4,608)	(3,781)
Increase in prepaid expenses	(2,303)	(2,688)
Decrease in indemnification asset	20,931	41,475
Decrease in accrued expenses	(5,515)	(6,013)
Decrease in interest payable	(72)	(418)
Other	5,917	13,699
Net cash provided by operating activities	43,841	125,240

Investing activities
Proceeds from sales of securities available-for-sale	92,573	92,684
Proceeds from calls, paydowns and maturities of securities available-for-sale	75,691	160,460
Purchases of securities available-for-sale	(142,307)	(109,816)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	74,392	134,089
Purchases of securities held-to-maturity	(140,426)	(13,476)
Net decrease in interest-bearing deposits with other banks	3,465	13,927
Net increase in loans and leases - excluding covered loans	(343,050)	(261,546)
Net decrease in covered assets	116,701	180,074
Proceeds from disposal of other real estate owned	28,713	23,590
Purchases of premises and equipment	(7,591)	(6,017)
Net cash acquired from business combinations	34,300	0
Net cash (used in) provided by investing activities	(207,539)	213,969

Financing activities
Net increase (decrease) in total deposits	126,905	(226,833)
Net increase (decrease) in short-term borrowings	95,663	(898)
Payments on long-term borrowings	(28,930)	(14,093)
Cash dividends paid on common stock	(25,717)	(45,983)
Treasury stock purchase	(697)	(8,339)
Proceeds from exercise of stock options	65	0
Excess tax benefit on share-based compensation	149	133
Net cash provided by (used in) financing activities	167,438	(296,013)

Cash and due from banks:
Net increase in cash and due from banks	3,740	43,196
Cash and due from banks at beginning of period	117,620	134,502
Cash and due from banks at end of period	$121,360	$177,698

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase considerations	$630,451	$0
Liabilities assumed	672,859	0
Goodwill	$42,408	$0
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

In August 2014, the FASB issued an update (ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) that requires a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: a) the loan has a government guarantee that is not separable from the loan before foreclosure, b) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and c) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU become effective for all interim and annual periods subsequent to December 15, 2014. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In August 2014, the FASB issued an update (ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern) that requires management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the PCAOB and the AICPA. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists for both annual and interim reporting periods. If management concludes that substantial doubt about an entity’s ability to continue as a going concern, the notes to the financial statements are required to include a statement that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions in this ASU become effective for interim and annual periods ending after December 15, 2016. Early adoption is permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2014:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(3)	$94
Securities of U.S. government agencies and corporations	17,917	0	(231)	17,686	12,304	3	(37)	12,270
Mortgage-backed securities	832,728	5,290	(4,656)	833,362	700,167	4,967	(19,273)	685,861
Obligations of state and other political subdivisions	26,308	442	(418)	26,332	49,824	588	(1,008)	49,404
Asset-backed securities	0	0	0	0	76,693	244	(1)	76,936
Other securities	23,568	770	(59)	24,279	105,132	1,576	(1,679)	105,029
Total	$900,521	$6,502	$(5,364)	$901,659	$944,217	$7,378	$(22,001)	$929,594

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2013:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(7)	$90
Securities of U.S. government agencies and corporations	18,981	0	(791)	18,190	9,980	0	(404)	9,576
Mortgage-backed securities	775,025	1,337	(12,229)	764,133	678,267	5,372	(28,593)	655,046
Obligations of state and other political subdivisions	25,788	152	(1,039)	24,901	33,410	10	(3,097)	30,323
Asset-backed securities	0	0	0	0	114,209	1	(616)	113,594
Other securities	17,478	283	0	17,761	109,089	262	(4,379)	104,972
Total	$837,272	$1,772	$(14,059)	$824,985	$945,052	$5,645	$(37,096)	$913,601

The following table provides a summary of investment securities by estimated weighted average life as of September 30, 2014. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Market value	Amortized cost	Market value
Due in one year or less	$268	$271	$12,735	$12,738
Due after one year through five years	402,027	401,829	348,661	346,665
Due after five years through ten years	354,896	355,179	266,513	260,869
Due after ten years	143,330	144,380	316,308	309,322
Total	$900,521	$901,659	$944,217	$929,594

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. government agencies and corporations	$1,470	$(5)	$17,944	$(126)	$19,414	$(131)
Mortgage-backed securities	252,959	(2,616)	496,254	(20,077)	749,213	(22,693)
Obligations of state and other political subdivisions	14,267	(174)	38,578	(1,323)	52,845	(1,497)
Asset-backed securities	10,510	(1)	0	0	10,510	(1)
Other securities	9,254	(93)	30,440	(1,304)	39,694	(1,397)
Total	$288,460	$(2,889)	$583,216	$(22,830)	$871,676	$(25,719)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$27,851	$(970)	$0	$0	$27,851	$(970)
Mortgage-backed securities	966,718	(32,432)	108,929	(6,101)	1,075,647	(38,533)
Obligations of state and other political subdivisions	66,502	(5,294)	1,935	(46)	68,437	(5,340)
Asset-backed securities	93,355	(616)	0	0	93,355	(616)
Other securities	54,866	(2,142)	7,798	(561)	62,664	(2,703)
Total	$1,209,292	$(41,454)	$118,662	$(6,708)	$1,327,954	$(48,162)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security as well as payment performance and the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2014 or December 31, 2013.

For further detail on the fair value of investment securities, see Note 15 – Fair Value Disclosures.

NOTE 4:  LOANS - EXCLUDING COVERED LOANS

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. While lending activities are primarily concentrated in Ohio, Indiana and Kentucky, where the Bank currently operates banking centers, First Financial also provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector throughout the United States.

During the third quarter 2014, First Financial completed the mergers of The First Bexley Bank (First Bexley), Insight Bank (Insight) and Guernsey Bancorp, Inc (Guernsey). Loans acquired in connection with those mergers were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan and lease loss (ALLL). See Note 16 – Business Combinations for further detail.

First Financial also has loans that were previously acquired that are covered under loss sharing agreements. See Note 5 – Covered Loans for further detail.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,262,525	$188,144	$1,867,535	$71,314	$3,389,518
Special Mention	23,592	3,830	26,917	1,902	56,241
Substandard	18,665	1,802	57,603	0	78,070
Doubtful	0	0	0	0	0
Total	$1,304,782	$193,776	$1,952,055	$73,216	$3,523,829

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$419,862	$47,163	$413,518	$35,925	$916,468
Nonperforming	6,696	398	2,581	0	9,675
Total	$426,558	$47,561	$416,099	$35,925	$926,143

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$991,161	$78,872	$1,422,215	$80,135	$2,572,383
Special Mention	23,053	65	23,832	0	46,950
Substandard	21,454	1,804	50,940	0	74,198
Doubtful	0	0	0	0	0
Total	$1,035,668	$80,741	$1,496,987	$80,135	$2,693,531

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$344,325	$46,559	$373,472	$35,592	$799,948
Nonperforming	8,606	574	2,982	0	12,162
Total	$352,931	$47,133	$376,454	$35,592	$812,110

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,063	$333	$1,727	$4,123	$1,300,659	$1,304,782	$0
Real estate - construction	0	0	223	223	193,553	193,776	0
Real estate - commercial	5,697	2,359	12,144	20,200	1,931,855	1,952,055	0
Real estate - residential	1,384	311	4,225	5,920	420,638	426,558	0
Installment	106	82	223	411	47,150	47,561	0
Home equity	1,043	553	951	2,547	413,552	416,099	0
Other	490	215	249	954	108,187	109,141	249
Total	$10,783	$3,853	$19,742	$34,378	$4,415,594	$4,449,972	$249

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$2,016	$161	$7,136	$9,313	$1,026,355	$1,035,668	$0
Real estate - construction	0	0	223	223	80,518	80,741	0
Real estate - commercial	7,800	4,269	12,732	24,801	1,472,186	1,496,987	0
Real estate - residential	2,030	685	5,526	8,241	344,690	352,931	0
Installment	213	40	379	632	46,501	47,133	0
Home equity	985	292	1,648	2,925	373,529	376,454	0
Other	680	144	218	1,042	114,685	115,727	218
Total	$13,724	$5,591	$27,862	$47,177	$3,458,464	$3,505,641	$218

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are ninety days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors such as insufficient collateral value. When a loan is classified as nonaccrual, the accrual of interest income is discontinued, and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may return to accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 246 TDRs totaling $26.6 million at September 30, 2014, including $13.4 million on accrual status and $13.2 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at September 30, 2014. At September 30, 2014, the allowance for loan and lease losses included reserves of $2.9 million related to TDRs. For the three and nine months ended September 30, 2014, First Financial charged off $0.1 million and $0.9 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, at September 30, 2014, approximately $10.8 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2014 and 2013.

	Three months ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	6	$3,712	$3,384	4	$494	$490
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	2	375	373	10	2,502	2,493
Real estate - residential	7	322	264	3	387	367
Installment	3	6	6	3	34	33
Home equity	6	126	125	5	294	216
Total	24	$4,541	$4,152	25	$3,711	$3,599

	Nine months ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	11	$3,938	$3,594	14	$8,233	$6,105
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	11	2,583	2,453	17	4,752	4,719
Real estate - residential	30	1,712	1,527	33	2,356	2,178
Installment	6	21	19	14	188	115
Home equity	26	791	758	35	1,176	887
Total	84	$9,045	$8,351	113	$16,705	$14,004

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2014 and 2013.

	Three months ended		Nine months ended
	September 30, (2)		September 30, (2)
(Dollars in thousands)	2014	2013	2014	2013
Extended maturities	$3,505	$2,179	$4,402	$8,848
Adjusted interest rates	0	0	301	520
Combination of rate and maturity changes	402	613	1,643	850
Forbearance	0	0	320	0
Other (1)	245	807	1,685	3,786
Total	$4,152	$3,599	$8,351	$14,004
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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	Three months ended
	September 30, 2014		September 30, 2013
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	0	$0	1	$29
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	1	3
Real estate - residential	1	1	0	0
Installment	0	0	1	17
Home equity	0	0	2	54
Total	1	$1	5	$103

	Nine months ended
	September 30, 2014		September 30, 2013
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	1	$143	4	$4,882
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	2	63
Real estate - residential	3	28	3	185
Installment	1	0	4	26
Home equity	3	92	5	64
Total	8	$263	18	$5,220

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$6,486	$7,934
Real estate-construction	223	223
Real estate-commercial	25,262	17,286
Real estate-residential	6,696	8,606
Installment	398	574
Home equity	2,581	2,982
Other	0	0
Nonaccrual loans (1)	41,646	37,605
Accruing troubled debt restructurings	13,369	15,094
Total impaired loans	$55,015	$52,699
(1) Nonaccrual loans include nonaccrual TDRs of $13.2 million and $13.0 million as of September 30, 2014 and December 31, 2013, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$838	$1,142	$2,342	$3,399
Interest included in income
Nonaccrual loans	168	130	329	472
Troubled debt restructurings	110	115	320	316
Total interest included in income	278	245	649	788
Net impact on interest income	$560	$897	$1,693	$2,611

Commitments outstanding to borrowers with nonaccrual loans			$0	$0

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2014
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$6,581	$7,981	$0	$6,095	$97	$44
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	19,031	23,970	0	13,927	201	75
Real estate - residential	9,077	10,520	0	9,466	128	45
Installment	415	459	0	512	6	2
Home equity	3,009	3,968	0	3,018	40	15
Other	0	0	0	0	0	0
Total	38,336	47,341	0	33,241	472	181

Loans with an allowance recorded
Commercial	3,076	3,284	802	4,694	43	17
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	11,372	12,467	3,338	10,229	102	69
Real estate - residential	2,130	2,190	368	2,106	30	10
Installment	0	0	0	0	0	0
Home equity	101	101	2	101	2	1
Other	0	0	0	0	0	0
Total	16,679	18,042	4,510	17,130	177	97

Total
Commercial	9,657	11,265	802	10,789	140	61
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	30,403	36,437	3,338	24,156	303	144
Real estate - residential	11,207	12,710	368	11,572	158	55
Installment	415	459	0	512	6	2
Home equity	3,110	4,069	2	3,119	42	16
Other	0	0	0	0	0	0
Total	$55,015	$65,383	$4,510	$50,371	$649	$278

	As of December 31, 2013
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$5,212	$7,083	$0	$10,712	$165
Real estate - construction	223	443	0	599	0
Real estate - commercial	12,355	16,431	0	16,563	380
Real estate - residential	10,291	12,087	0	10,225	152
Installment	642	663	0	463	6
Home equity	3,208	4,108	0	3,145	44
Other	0	0	0	148	0
Total	31,931	40,815	0	41,855	747

Loans with an allowance recorded
Commercial	7,013	8,353	2,080	5,047	71
Real estate - construction	0	0	0	726	7
Real estate - commercial	11,638	14,424	2,872	21,098	110
Real estate - residential	2,016	2,072	348	1,997	37
Installment	0	0	0	0	0
Home equity	101	101	2	101	2
Other	0	0	0	167	0
Total	20,768	24,950	5,302	29,136	227

Total
Commercial	12,225	15,436	2,080	15,759	236
Real estate - construction	223	443	0	1,325	7
Real estate - commercial	23,993	30,855	2,872	37,661	490
Real estate - residential	12,307	14,159	348	12,222	189
Installment	642	663	0	463	6
Home equity	3,309	4,209	2	3,246	46
Other	0	0	0	315	0
Total	$52,699	$65,765	$5,302	$70,991	$974

OREO. Other real estate owned (OREO) is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$13,370	$11,798	$19,806	$12,526
Additions
Commercial	883	608	2,274	2,924
Residential	174	265	1,517	645
Total additions	1,057	873	3,791	3,569
Disposals
Commercial	2,197	500	10,243	2,382
Residential	77	154	505	805
Total disposals	2,274	654	10,748	3,187
Valuation adjustment
Commercial	772	71	1,310	632
Residential	65	142	223	472
Total valuation adjustment	837	213	1,533	1,104
Balance at end of period	$11,316	$11,804	$11,316	$11,804

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

Covered loans totaled $332.3 million as of September 30, 2014 and $457.9 million as of December 31, 2013. The Company's loss sharing agreements with the FDIC related to non-single family loans expired effective October 1, 2014, and as a result, approximately $190.3 million, or 57.3%, of the Company's covered loan portfolio will no longer be covered by FDIC loss sharing effective that date. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. The expiration of loss sharing protection will result in a reclassification of loan balances and the related allowance for loan and lease losses in the Consolidated Balance Sheets from covered loans to uncovered loans as of October 1, 2014, but will not have an effect on the accounting for these loans.

The following table reflects the carrying value of all covered loans:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans	Loans accounted for under FASB ASC Topic 310-30	Loans excluded from FASB ASC Topic 310-30	Total covered loans
Commercial	$22,403	$1,341	$23,744	$41,172	$1,144	$42,316
Real estate - construction	1,748	0	1,748	8,556	0	8,556
Real estate - commercial	178,618	5,295	183,913	263,146	5,487	268,633
Real estate - residential	72,315	0	72,315	80,733	0	80,733
Installment	3,073	497	3,570	5,073	568	5,641
Home equity	1,128	43,730	44,858	975	48,649	49,624
Other covered loans	0	2,117	2,117	0	2,370	2,370
Total covered loans	$279,285	$52,980	$332,265	$399,655	$58,218	$457,873

Purchased Impaired Loans. First Financial accounts for the majority of loans acquired in FDIC transactions under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, except loans with revolving privileges, which are outside the scope of this guidance, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. These loans include loans previously covered under loss sharing agreements as well as loans that remain subject to FDIC loss sharing coverage. Loans accounted for under FASB ASC Topic 310-30 are referred to as purchased impaired loans. Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all covered purchased impaired loans.

The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $337.5 million and $493.6 million as of September 30, 2014 and December 31, 2013, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$127,764	$173,920	$133,671	$224,694
Reclassification from/(to) nonaccretable difference	(2,295)	(4,979)	19,864	(5,687)
Accretion	(8,158)	(13,772)	(26,808)	(46,971)
Other net activity (1)	(4,250)	(8,347)	(13,666)	(25,214)
Balance at end of period	$113,061	$146,822	$113,061	$146,822
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized a reclassification from accretable to nonaccretable difference of $2.3 million during the third quarter of 2014 due to changes in the cash flow expectations related to certain loan pools. However, First Financial recognized a $19.9 million reclassification from nonaccretable difference to accretable difference during the first nine months of 2014. During the third quarter of 2013, First Financial recognized a $5.0 million reclassification from accretable to nonaccretable difference and $5.7 million for the first nine months of 2013. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis. For further detail on impairment and provision expense related to covered purchased impaired loans, see "Covered Loans" in Note 6 - Allowance for Loan and Lease Losses.

Credit Quality. For further discussion of First Financial's monitoring of credit quality for commercial and consumer loans, including discussion of the risk attributes noted below, please see Note 4 - Loans, excluding covered loans.

Covered commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$14,790	$1,605	$150,628	$167,023
Special Mention	418	0	4,924	5,342
Substandard	8,536	143	28,361	37,040
Doubtful	0	0	0	0
Total	$23,744	$1,748	$183,913	$209,405

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$72,315	$3,570	$41,416	$2,117	$119,418
Nonperforming	0	0	3,442	0	3,442
Total	$72,315	$3,570	$44,858	$2,117	$122,860

	As of December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Total
Pass	$25,196	$1,714	$182,621	$209,531
Special Mention	2,011	0	12,904	14,915
Substandard	14,693	6,842	73,108	94,643
Doubtful	416	0	0	416
Total	$42,316	$8,556	$268,633	$319,505

(Dollars in thousands)	Real estate residential	Installment	Home equity	Other	Total
Performing	$80,733	$5,636	$47,731	$2,370	$136,470
Nonperforming	0	5	1,893	0	1,898
Total	$80,733	$5,641	$49,624	$2,370	$138,368

Delinquency. Covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

Covered loan delinquency, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2014
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$0	$49	$656	$705	$636	$1,341	$0
Real estate - commercial	0	144	251	395	4,900	5,295	0
Installment	0	0	0	0	497	497	0
Home equity	361	0	3,086	3,447	40,283	43,730	0
All other	23	3	3	29	2,088	2,117	3
Total	$384	$196	$3,996	$4,576	$48,404	$52,980	$3

	As of December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and accruing
Loans
Commercial	$60	$335	$483	$878	$266	$1,144	$0
Real estate - commercial	184	0	1,263	1,447	4,040	5,487	0
Installment	0	0	5	5	563	568	0
Home equity	239	36	1,727	2,002	46,647	48,649	0
All other	9	4	0	13	2,357	2,370	0
Total	$492	$375	$3,478	$4,345	$53,873	$58,218	$0

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

Information as to covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Impaired loans
Nonaccrual loans (1)
Commercial	$906	$540
Real estate-commercial	256	1,349
Installment	0	5
Home equity	3,442	1,893
All other	0	0
Nonaccrual loans	4,604	3,787
Accruing troubled debt restructurings	70	335
Total impaired loans	$4,674	$4,122
(1) Nonaccrual loans include nonaccrual TDRs of $0.9 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$72	$81	$201	$334
Interest included in income
Nonaccrual loans	18	6	34	20
Troubled debt restructurings	0	3	1	6
Total interest included in income	18	9	35	26
Net impact on interest income	$54	$72	$166	$308

Impaired Loans. Covered loans classified as nonaccrual, excluding loans accounted for under FASB ASC Topic 310-30, are considered impaired. First Financial’s investment in covered impaired loans, excluding loans accounted for under FASB ASC Topic 310-30, was as follows:

	As of September 30, 2014
(Dollars in thousands)	Current balance	Unpaid principal balance	Related allowance	Average balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$960	$1,302	$0	$936	$16	$6
Real estate - commercial	256	395	0	819	2	1
Installment	0	0	0	1	0	0
Home equity	0	4,908	0	2,493	17	11
All other	3,458	0	0	0	0	0
Total	$4,674	$6,605	$0	$4,249	$35	$18

	As of December 31, 2013
(Dollars in thousands)	Current balance	Unpaid principal balance	Related allowance	Average balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$875	$1,131	$0	$1,832	$11
Real estate - commercial	1,349	2,648	0	1,786	4
Installment	5	5	0	2	0
Home equity	1,893	2,899	0	2,611	15
All other	0	0	0	8	0
Total	$4,122	$6,683	$0	$6,239	$30

Covered OREO. Covered OREO is comprised of properties acquired by the Company through the loan foreclosure or repossession process, or other resolution activities that result in partial or total satisfaction of problem covered loans. These properties remain subject to loss sharing agreements whereby the FDIC reimburses First Financial for the majority of any losses incurred.

Changes in covered OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$19,439	$22,475	$27,120	$28,862
Additions
Commercial	0	8,572	3,937	21,063
Residential	118	95	409	472
Total additions	118	8,667	4,346	21,535
Disposals
Commercial	7,498	2,865	17,429	19,513
Residential	38	76	536	890
Total disposals	7,536	2,941	17,965	20,403
Valuation adjustment
Commercial	718	451	2,186	2,133
Residential	123	0	135	111
Total valuation adjustment	841	451	2,321	2,244
Balance at end of period	$11,180	$27,750	$11,180	$27,750

NOTE 6:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans, excluding covered loans. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first nine months of 2014.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$42,027	$47,047	$43,829	$47,777
Provision for loan and lease losses	1,093	1,413	2,281	6,863
Loans charged off	(1,816)	(5,111)	(6,427)	(12,515)
Recoveries	1,150	2,165	2,771	3,389
Balance at end of period	$42,454	$45,514	$42,454	$45,514
Total loans	$4,449,972	$3,430,916	$4,449,972	$3,430,916
Allowance for loan and lease losses to total ending loans	0.95%	1.33%	0.95%	1.33%

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Nine months ended September 30, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Provision for loan and lease losses	517	274	855	61	(153)	721	6	2,281
Gross charge-offs	1,310	0	1,944	701	205	1,396	871	6,427
Recoveries	1,185	0	771	161	173	186	295	2,771
Total net charge-offs	125	0	1,173	540	32	1,210	576	3,656
Ending allowance for loan and lease losses	$10,960	$1,098	$20,160	$2,900	$180	$4,720	$2,436	$42,454
Ending allowance on loans individually evaluated for impairment	$802	$0	$3,338	$368	$0	$2	$0	$4,510
Ending allowance on loans collectively evaluated for impairment	10,158	1,098	16,822	2,532	180	4,718	2,436	37,944
Ending allowance for loan and lease losses	$10,960	$1,098	$20,160	$2,900	$180	$4,720	$2,436	$42,454
Loans
Ending balance of loans individually evaluated for impairment	$7,913	$0	$20,763	$3,215	$104	$614	$0	$32,609
Ending balance of loans collectively evaluated for impairment	1,296,869	193,776	1,931,292	423,343	47,457	415,485	109,141	4,417,363
Total loans	$1,304,782	$193,776	$1,952,055	$426,558	$47,561	$416,099	$109,141	$4,449,972

	Twelve months ended December 31, 2013
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Residential	Installment	Home Equity	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$7,926	$3,268	$24,151	$3,599	$522	$5,173	$3,138	$47,777
Provision for loan and lease losses	5,385	(3,115)	2,659	593	(132)	1,937	1,387	8,714
Gross charge-offs	3,415	1	8,326	1,016	335	2,409	1,781	17,283
Recoveries	672	672	1,994	203	310	508	262	4,621
Total net charge-offs	2,743	(671)	6,332	813	25	1,901	1,519	12,662
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Ending allowance on loans individually evaluated for impairment	$2,080	$0	$2,872	$348	$0	$2	$0	$5,302
Ending allowance on loans collectively evaluated for impairment	8,488	824	17,606	3,031	365	5,207	3,006	38,527
Ending allowance for loan and lease losses	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$10,391	$0	$18,023	$3,493	$122	$648	$0	$32,677
Ending balance of loans collectively evaluated for impairment	1,025,277	80,741	1,478,964	349,438	47,011	375,806	115,727	3,472,964
Total loans - excluding covered loans	$1,035,668	$80,741	$1,496,987	$352,931	$47,133	$376,454	$115,727	$3,505,641

Covered Loans. The majority of covered loans are accounted for under FASB ASC Topic 310-30, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered loans during the third quarter 2014 and realized net recoveries of $0.7 million during the quarter. As a result of improved cash flow expectations from the updated valuations as well as net charge-off activity during the period, First Financial recognized negative provision expense, or impairment recapture, of $0.2 million during the third quarter, resulting in an allowance for covered loan losses of $11.5 million as of September 30, 2014. First Financial recognized negative provision expense on covered loans of $2.8 million and realized net charge-offs of $4.6 million for the first nine months of 2014. For the third quarter of 2013, First Financial recognized provision expense on covered loans of $5.3 million related to net charge-offs of $15.0 million during the period. For the first nine months of 2013, the Company recognized provision expense on covered loans of $6.1 million and net charge-offs of $28.0 million.

First Financial recognized loss sharing expenses of $1.0 million and $1.7 million for the third quarters of 2014 and 2013, respectively, primarily related to attorney fees, appraisal costs and delinquent taxes. The Company also recognized gains on covered OREO of $1.4 million for the third quarter of 2014 and losses on covered OREO of $0.2 million for the third quarter of 2013. The net payable due to the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $0.2 million was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset during the third quarter of 2014. The net receivable due from the FDIC under loss sharing agreements of $5.6 million for the third quarter of 2013, was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset.

On a year-to-date basis, First Financial recognized loss sharing expenses of $4.0 million and $5.6 million for 2014 and 2013 respectively. Similarly, on a year-to-date basis, First Financial recognized gains on covered OREO of $1.0 million for 2014 and $2.2 million for 2013. The receivable due from the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $0.4 million for the first nine months of 2014 and $7.1 million for the comparable period in 2013, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

The allowance for loan and lease losses on covered loans is presented in the table below:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial	$5,468	$9,400
Real estate - commercial	5,186	8,515
Real estate - residential	750	761
Installment	131	225
Total	$11,535	$18,901

Changes in the allowance for loan and lease losses on covered loans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$12,425	$32,961	$18,901	$45,190
Provision for loan and lease losses	(200)	5,293	(2,805)	6,052
Loans charged-off	(3,053)	(21,009)	(13,778)	(35,374)
Recoveries	2,363	6,014	9,217	7,391
Balance at end of period	$11,535	$23,259	$11,535	$23,259
Total loans	$332,265	$518,524	$332,265	$518,524
Allowance for loan and lease losses to total ending loans	3.47%	4.49%	3.47%	4.49%

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. During the third quarter of 2014, First Financial recorded additions to goodwill related to the acquisitions of First Bexley, Insight and Guernsey. For further detail, see Note 16 – Business Combinations.

Changes in the carrying amount of goodwill for the quarter ended September 30, 2014 are shown below.

(Dollars in thousands)
Balance at January 1, 2014	$95,050
Goodwill resulting from business combinations	42,408
Balance at September 30, 2014	$137,458

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2013 and no impairment was indicated.  As of September 30, 2014, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $8.2 million and $5.9 million as of September 30, 2014 and December 31, 2013, respectively. First Financial recorded additions to core deposit intangibles of $3.5 million related to the third quarter 2014 acquisitions. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.8 years. Amortization expense for the three months ended September 30, 2014 and 2013 was $0.5 million and $0.4 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2014 and 2013 was $1.2 million and $1.1 million, respectively.

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

First Financial had $806.0 million in short-term borrowings with the FHLB at September 30, 2014, including $74.9 million of advances that were added as a result of acquisitions during the third quarter 2014, and $654.0 million as of December 31, 2013. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2014, there was no outstanding balance. The credit agreement requires First Financial to maintain certain covenants related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this line of credit as of September 30, 2014.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $25.0 million in repurchase agreements which have remaining maturities of less than 1 year and a weighted average rate of 3.54%.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities on the Consolidated Balance Sheets.

The following is a summary of long-term debt:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Federal Home Loan Bank	$26,881	3.01%	$7,505	3.72%
National Market Repurchase Agreement	25,000	3.54%	52,500	3.49%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$52,656	3.22%	$60,780	3.48%

Under Federal Reserve Board guidelines, a company can issue qualifying debentures up to 25% of qualifying Tier I capital. First Financial has the capacity to issue approximately $167.7 million in additional qualifying debentures under these guidelines.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(374)	$0	$(374)	$118	$(256)	$(5,956)	$(256)	$(6,212)
Unrealized gain (loss) on derivatives	1,096	(117)	1,213	(453)	760	(492)	760	268
Retirement obligation	0	(302)	302	(113)	189	(15,091)	189	(14,902)
Foreign currency translation	(12)	0	(12)	0	(12)	(30)	(12)	(42)
Total	$710	$(419)	$1,129	$(448)	$681	$(21,569)	$681	$(20,888)

	Three months ended September 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(5,956)	$0	$(5,956)	$1,953	$(4,003)	$(5,765)	$(4,003)	$(9,768)
Unrealized gain (loss) on derivatives	(1,475)	(161)	(1,314)	496	(818)	673	(818)	(145)
Retirement obligation	0	(1,873)	1,873	(707)	1,166	(20,528)	1,166	(19,362)
Foreign currency translation	6	0	6	0	6	(25)	6	(19)
Total	$(7,425)	$(2,034)	$(5,391)	$1,742	$(3,649)	$(25,645)	$(3,649)	$(29,294)

	Nine months ended September 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$15,869	$50	$15,819	$(5,742)	$10,077	$(16,289)	$10,077	$(6,212)
Unrealized gain (loss) on derivatives	(881)	(348)	(533)	199	(334)	602	(334)	268
Retirement obligation	0	(1,059)	1,059	(396)	663	(15,565)	663	(14,902)
Foreign currency translation	(13)	0	(13)	0	(13)	(29)	(13)	(42)
Total	$14,975	$(1,357)	$16,332	$(5,939)	$10,393	$(31,281)	$10,393	$(20,888)

	Nine months ended September 30, 2013
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(34,212)	$1,724	$(35,936)	$13,366	$(22,570)	$12,802	$(22,570)	$(9,768)
Unrealized gain (loss) on derivatives	(298)	(295)	(3)	1	(2)	(143)	(2)	(145)
Retirement obligation	11,719	(7,523)	19,242	(7,266)	11,976	(31,338)	11,976	(19,362)
Foreign currency translation	(21)	0	(21)	0	(21)	2	(21)	(19)
Total	$(22,812)	$(6,094)	$(16,718)	$6,101	$(10,617)	$(18,677)	$(10,617)	$(29,294)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(117)	$(161)	$(348)	$(295)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	0	0	50	1,724	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	105	309	317	Salaries and employee benefits
Recognized net actuarial loss (2)	(405)	(582)	(1,368)	(2,128)	Salaries and employee benefits
Pension settlement charges	0	(1,396)	0	(5,712)	Pension settlement charges
Amortization and settlement charges of defined benefit pension items	(302)	(1,873)	(1,059)	(7,523)
Total reclassifications for the period, before tax	$(419)	$(2,034)	$(1,357)	$(6,094)
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

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits. At September 30, 2014, the Company had a total counterparty notional amount outstanding of approximately $697.4 million, spread among nine counterparties, with an outstanding liability from these contracts of $8.4 million. At December 31, 2013, the Company had a total counterparty notional amount outstanding of approximately $561.6 million, spread among nine counterparties, with an outstanding liability from these contracts of $9.3 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		September 30, 2014			December 31, 2013
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$8,913	$0	$(528)	$9,836	$0	$(865)
Matched interest rate swaps with borrower	Accrued interest and other assets	406,276	9,373	(753)	451,744	11,710	(1,767)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	406,276	753	(9,469)	451,744	1,767	(11,799)
Total		$821,465	$10,126	$(10,750)	$913,324	$13,477	$(14,431)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$528	$0	$528	$865	$(663)	$202
Matched interest rate swaps with counterparty	10,222	(8,610)	1,612	13,566	(9,533)	4,033
Total	$10,750	$(8,610)	$2,140	$14,431	$(10,196)	$4,235

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2014:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$8,913	2.3	$(528)	2.11%	6.85%
Receive fixed, matched interest rate swaps with borrower	406,276	4.1	8,620	4.67%	2.71%
Pay fixed, matched interest rate swaps with counterparty	406,276	4.1	(8,716)	2.71%	4.67%
Total asset conversion swaps	$821,465	4.0	$(624)	3.67%	3.72%

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits, totaling $250.0 million as of September 30, 2014 and $100.0 million as of December 31, 2013. These interest rate swaps qualify for hedge accounting and involve the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial and have a remaining weighted average term of approximately 5 years. Accrued interest and other assets included $0.2 million at September 30, 2014 and $0.8 million at December 31, 2013, respectively, reflecting the fair value of these cash flow hedges.

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with other counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $32.3 million as of September 30, 2014 and $13.3 million as of December 31, 2013. The fair value of these agreements were recorded as liabilities of $49 thousand and $28 thousand on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

NOTE 11:  INCOME TAXES

For the third quarter 2014, income tax expense was $7.2 million, resulting in an effective tax rate of 32.0%, compared with income tax expense of $7.6 million and an effective tax rate of 33.9% for the comparable period in 2013. For the first nine months of 2014, income tax expense was $22.3 million, resulting in an effective tax rate of 32.4%, compared with income tax expense of $20.5 million, and an effective tax rate of 31.5% for the comparable period in 2013. The decrease in the effective tax rate for the third quarter 2014, as compared to the same period in 2013, was primarily the result of higher tax-exempt income earned in 2014 and lower state tax expense, partially offset by non-deductible acquisition costs. The increase in the effective tax rate for the nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily the result of a favorable tax reversal related to both an intercompany tax obligation associated with an unconsolidated former Irwin subsidiary as well as a favorable change in state tax laws in 2013, partially offset by higher tax-exempt income earned in 2014.

First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded at September 30, 2014, and December 31, 2013.  Further, the Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due.  Management determined that no reserve for income tax-related uncertainties was necessary as of September 30, 2014 and December 31, 2013.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2011 have been closed and are no longer subject to U.S. federal income tax examinations. The tax year 2011 is currently under examination by the federal taxing authority. At this time, First Financial is not aware of any material impact to the Company's financial position and results of operations as a result of this examination. Tax years 2012 and 2013 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2010.  Tax years 2010 through 2013 remain open to state and local examination in various jurisdictions.

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

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $22.1 million and $14.0 million at September 30, 2014, and December 31, 2013, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.7 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2014. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2014 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2013.  As a result of the plan’s actuarial projections for 2014, First Financial recorded income related to its pension plan of $0.3 million for the third quarter of 2014 and $0.9 million for the nine months ended September 30, 2014.

As a result of lump sum distributions from the pension plan during 2013, First Financial was required to re-measure the plan's assets and liabilities and recognized pension settlement charges of $1.4 million and $5.7 million for the three and nine months ended September 30, 2013, respectively. Consistent with FASB ASC Topic 715, Compensation - Retirement Benefits, pension settlement charges are an acceleration of previously deferred costs that would have been recognized in future periods and are triggered when lump sum distributions exceed an annual accounting threshold for the plan. Associates are eligible to request a lump sum distribution from the Company's pension plan at retirement or upon leaving the Company.

First Financial recorded $19.2 million of pre-tax adjustments to other comprehensive income related to changes in the values of the Company's plan assets and pension obligations for the nine months ended September 30, 2013 as a result of the pension plan re-measurement and pension settlement charges discussed above. Including the pension settlement charges as well as the impact of the plan's updated actuarial projections, First Financial recorded expenses related to its pension plan of $1.1 million and $5.3 million for the three months and nine months ended September 30, 2013, respectively.

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

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$1,007	$916	$3,089	$2,789
Interest cost	551	566	1,791	1,752
Expected return on assets	(2,208)	(2,231)	(6,792)	(6,755)
Amortization of prior service cost	(103)	(105)	(309)	(317)
Net actuarial loss	405	582	1,368	2,128
Settlement charge	0	1,396	0	5,712
Net periodic benefit (income) cost	$(348)	$1,124	$(853)	$5,309

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Numerator
Net income available to common shareholders	$15,344	$14,911	$46,401	$44,564

Denominator
Basic earnings per common share - weighted average shares	59,403,109	57,201,390	57,907,203	57,309,934
Effect of dilutive securities —
Employee stock awards	576,543	698,194	594,082	725,862
Warrants	133,280	113,004	138,109	107,576
Diluted earnings per common share - adjusted weighted average shares	60,112,932	58,012,588	58,639,394	58,143,372

Earnings per share available to common shareholders
Basic	$0.26	$0.26	$0.80	$0.78
Diluted	$0.26	$0.26	$0.79	$0.77

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of September 30, 2014 and 2013. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 378,017 and 596,666 at September 30, 2014 and 2013, respectively.

During the second quarter of 2014, the Company received shareholder authorization to issue up to 10,000,000 preferred shares. As of September 30, 2014, no preferred shares were issued or outstanding.

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are valued at the lower of cost or fair value for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans are measured at fair value on a nonrecurring basis through the Company's allowance for loan and lease losses process.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2014
Financial assets
Cash and short-term investments	$143,725	$143,725	$143,725	$0	$0
Investment securities held-to-maturity	900,521	901,659	0	901,659	0
Other investments	49,986	49,986	0	49,986	0
Loans held for sale	16,816	16,816	0	16,816	0
Loans - excluding covered loans	4,407,518	4,416,740	0	0	4,416,740
Covered loans	320,730	318,372	0	0	318,372
FDIC indemnification asset	24,160	12,482	0	0	12,482

Financial liabilities
Deposits
Noninterest-bearing	$1,243,367	$1,243,367	$0	$1,243,367	$0
Interest-bearing demand	1,214,726	1,214,726	0	1,214,726	0
Savings	1,827,590	1,827,590	0	1,827,590	0
Time	1,247,334	1,244,218	0	1,244,218	0
Total deposits	5,533,017	5,529,901	0	5,529,901	0
Short-term borrowings	919,303	919,303	919,303	0	0
Long-term debt	52,656	54,385	0	54,385	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets
Cash and short-term investments	$143,450	$143,450	$143,450	$0	$0
Investment securities held-to-maturity	837,272	824,985	0	824,985	0
Other investments	47,427	47,427	0	47,427	0
Loans held for sale	8,114	8,114	0	8,114	0
Loans - excluding covered loans	3,461,812	3,455,776	0	0	3,455,776
Covered loans	438,972	451,545	0	0	451,545
FDIC indemnification asset	45,091	34,820	0	0	34,820

Financial liabilities
Deposits
Noninterest-bearing	$1,147,452	$1,147,452	$0	$1,147,452	$0
Interest-bearing demand	1,125,723	1,125,723	0	1,125,723	0
Savings	1,612,005	1,612,005	0	1,612,005	0
Time	952,327	951,220	0	951,220	0
Total deposits	4,837,507	4,836,400	0	4,836,400	0
Short-term borrowings	748,749	748,749	748,749	0	0
Long-term debt	60,780	62,706	0	62,706	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2014
Assets
Derivatives	$0	$10,126	$0	$10,126
Investment securities available-for-sale	8,258	921,336	0	929,594
Total	$8,258	$931,462	$0	$939,720

Liabilities
Derivatives	$0	$10,578	$0	$10,578

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2013
Assets
Derivatives	$0	$13,477	$0	$13,477
Investment securities available-for-sale	7,976	905,625	0	913,601
Total	$7,976	$919,102	$0	$927,078

Liabilities
Derivatives	$0	$14,431	$0	$14,431
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

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2014
Assets
Impaired loans (1)	$0	$0	$10,308
OREO	0	0	7,316
Covered OREO	0	0	6,605

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2013
Assets
Impaired loans (1)	$0	$0	$13,699
OREO	0	0	5,358
Covered OREO	0	0	8,937
(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), observable market data for similar assets and liabilities (Level 2), and independent third party valuations and borrower records, discounted as appropriate (Level 3).

NOTE 16:  BUSINESS COMBINATIONS

First Financial completed three business combinations in the Columbus, Ohio market during the quarter ended September 30, 2014 as follows:

First Bexley. Founded in 2006 and conducting operations out of one full service branch location in Bexley, Ohio, First Bexley served commercial and consumer clients throughout Columbus and central Ohio. Under the merger agreement, First Financial acquired First Bexley in a cash and stock transaction in which First Bexley was merged with and into First Financial Bank on August 7, 2014.

Insight. Insight was founded in 2006 and conducted operations out of one full service location in Worthington, Ohio, and a mortgage origination office in Newark, Ohio, and provided commercial and consumer banking services to clients throughout Columbus and central Ohio. Under the merger agreement, First Financial acquired Insight in a cash and stock transaction in which Insight merged with and into First Financial Bank on August 7, 2014.

Guernsey. Headquartered in Worthington, Ohio, Guernsey conducted operations out of three full service branches, and served commercial and consumer clients throughout Columbus and central Ohio. Under the terms of the merger agreement, First Financial acquired Guernsey for cash consideration and the transfer of a single bank-owned property to Guernsey's sole shareholder. The Company also paid off all amounts due under a promissory note to a third party on behalf of Guernsey. The Guernsey Bank, an Ohio state chartered bank and wholly-owned subsidiary of Guernsey, merged with and into First Financial as part of the agreement on August 21, 2014.

The First Bexley, Insight and Guernsey transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition dates, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisitions as additional information relative to closing date fair values become available. The measurement periods end in August 2015.

The following table provides the purchase price calculation as of the acquisition dates and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on third-party valuations.

(Dollars in thousands)	First Bexley	Insight	Guernsey	Total
Purchase consideration
Cash consideration	$10,810	$9,880	$13,500	$34,190
Stock consideration	33,699	26,730	0	60,429
Other consideration	0	0	2,523	2,523
Total purchase consideration	$44,509	$36,610	$16,023	$97,142

Assets acquired
Loans	$314,807	$219,008	$72,448	$606,263
Intangible assets	1,280	1,277	999	3,556
Other assets	25,517	30,882	61,375	117,774
Total assets	$341,604	$251,167	$134,822	$727,593

Liabilities assumed
Deposits	$273,860	$179,330	$115,415	$568,605
Borrowings	40,000	44,149	10,742	94,891
Other liabilities	1,454	7,303	606	9,363
Total liabilities	$315,314	$230,782	$126,763	$672,859

Net identifiable assets	$26,290	$20,385	$8,059	$54,734
Goodwill	$18,219	$16,225	$7,964	$42,408

The amount of goodwill arising from the First Bexley, Insight and Guernsey acquisitions reflects the increased market share and related synergies that are expected to result from the acquisitions. The goodwill arising from the First Bexley and Insight transactions is not deductible for income tax purposes as the mergers were accounted for as tax-free exchanges. The tax-free exchanges resulted in a carryover of tax attributes and tax basis to the Company's subsequent income tax filings and was adjusted for any fair value adjustments required in accounting for the acquisitions. The goodwill arising from the Guernsey transaction is deductible for tax purposes as the Guernsey transaction is considered a taxable exchange.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $7.4 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 106 banking centers and 129 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. The Bank also provides lending products, primarily equipment and leasehold improvement financing, for select concepts and franchisees in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.4 billion in assets under management as of September 30, 2014.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through Federal Deposit Insurance Corporation (FDIC)-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s loss sharing indemnification from the FDIC related to non-single-family loans expired effective October 1, 2014 and, as a result, approximately $190.3 million, or 57.3%, of the Company's $332.3 million covered loan portfolio will no longer be covered by FDIC loss sharing effective that date.  The loss sharing protection related to all other covered loans of approximately $142.0 million will expire in the third quarter 2019.  Covered assets represented approximately 4.7% of First Financial’s total assets at September 30, 2014.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial completed three business combinations in the Columbus, Ohio market (the Columbus acquisitions) during the quarter ended September 30, 2014 as follows:

First Bexley. On August 7, 2014, First Financial closed its merger agreement with The First Bexley Bank (First Bexley). Founded in 2006 and conducting operations out of one full service branch location in Bexley, Ohio, First Bexley served commercial and consumer clients throughout Columbus and central Ohio. First Financial acquired First Bexley in a cash and stock transaction in which First Bexley merged with and into First Financial Bank.

Insight. On August 7, 2014, First Financial also closed its merger with Insight Bank (Insight) during the third quarter 2014. Founded in 2006 and conducting operations out of one full service location in Worthington, Ohio, and a mortgage origination office in Newark, Ohio, Insight provided commercial and consumer banking services to clients throughout Columbus and central Ohio. First Financial acquired Insight in a cash and stock transaction in which Insight merged with and into First Financial Bank.

Guernsey. On August 21, 2014, First Financial finalized its merger with Guernsey Bancorp, Inc. (Guernsey). Headquartered in Worthington, Ohio, Guernsey conducted operations out of three full service branches and served commercial and consumer clients throughout Columbus and central Ohio.

The First Bexley, Insight and Guernsey acquisitions provide First Financial an entrance into Central Ohio, and introduce the Company's diverse product set to commercial and consumer clients of those institutions. These acquisitions position First Financial as the largest community bank serving Franklin County in the metropolitan Columbus market. The data conversions and rebranding efforts on both the First Bexley and Insight acquisitions were completed during the third quarter 2014 while the Guernsey data conversion and rebranding are expected to be completed in the fourth quarter.

The following table provides a summary of the purchase consideration, assets acquired and liabilities assumed, at their estimated fair value, and the resulting goodwill from the Columbus acquisitions. For further detail on the Columbus acquisitions, see Note 16 to the Consolidated Financial Statements, Business Combinations.

(Dollars in thousands)	Total
Purchase consideration
Cash consideration	$34,190
Stock consideration	60,429
Other consideration	2,523
Total purchase consideration	$97,142

Assets acquired
Loans	$606,263
Intangible assets	3,556
Other assets	117,774
Total assets	$727,593

Liabilities assumed
Deposits	$568,605
Borrowings	94,891
Other liabilities	9,363
Total liabilities	$672,859

Net identifiable assets	$54,734
Goodwill	$42,408

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

As part of the on-going evaluation of its banking center network, First Financial consolidated three banking centers located in Indiana during the third quarter 2014. Customer relationships related to the consolidated banking centers were transferred to the nearest First Financial location where those customers continue to receive the same high level of service.

OVERVIEW OF OPERATIONS

Third quarter 2014 net income was $15.3 million and earnings per diluted common share were $0.26. This compares with third quarter 2013 net income of $14.9 million and earnings per diluted common share of $0.26. For the nine months ended September 30, 2014, net income was $46.4 million, and earnings per diluted common share were $0.79.  This compares with net income of $44.6 million and earnings per diluted common share of $0.77 for the first nine months of 2013.

Return on average assets for the third quarter 2014 was 0.88% compared to 0.96% for the comparable period in 2013.  Return on average shareholders’ equity for the third quarter 2014 was 8.16% compared to 8.53% for the comparable period in 2013. Return on average assets for the nine months ended September 30, 2014 was 0.94% compared to 0.95% for the same period in 2013. Return on average shareholders' equity was 8.75% and 8.49% for the same periods in 2014 and 2013, respectively.

A discussion of First Financial's results of operations for the three and nine months ended September 30, 2014 follows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$58,363	$55,772	$167,486	$172,516
Tax equivalent adjustment	818	516	2,278	1,507
Net interest income - tax equivalent	$59,181	$56,288	$169,764	$174,023

Average earning assets	$6,326,315	$5,659,432	$6,011,310	$5,778,815

Net interest margin (1)	3.66%	3.91%	3.73%	3.99%
Net interest margin (fully tax equivalent) (1)	3.71%	3.95%	3.78%	4.03%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2014 was $58.4 million, increasing $2.6 million or 4.6% from third quarter 2013 net interest income of $55.8 million. Net interest income on a fully tax-equivalent basis for the third quarter 2014 was $59.2 million compared to $56.3 million for the third quarter 2013. Net interest margin was 3.66% for the third quarter 2014 compared to 3.91% for the third quarter 2013.  The increase in net interest income for the third quarter 2014 as compared to the same period in 2013 was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the covered loan portfolio, as well as lower yields resulting from the interest rate environment.

The increase in net interest income for the third quarter 2014, as compared to the third quarter 2013, was the result of a $3.9 million or 6.5% increase in total interest income to $63.4 million in the third quarter of 2014 from $59.5 million in the third quarter 2013. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $1.3 million, or 33.8%, to $5.0 million in the third quarter 2014 from $3.8 million in the third quarter 2013.

The rise in total interest income resulted from an increase in interest income from investment securities as well as higher interest income and fees earned on loans. The increase in interest income from investment securities during the third quarter 2014 was driven by higher investment securities balances and yields during the period. The average balance of investment securities increased $275.6 million or 17.3% in the third quarter 2014 as compared to the third quarter 2013 and the average yield on investment securities increased 17 bps, to 2.37% in the third quarter 2014 from 2.20% in the third quarter 2013. The increased yield on investment securities is primarily related to higher reinvestment rates and continued stabilization in premium amortization.

Higher interest income earned on loans primarily resulted from strong organic loan growth in recent periods as well as the Columbus acquisitions during the third quarter, partially offset by continued paydowns and resolutions in the Company's high-yielding covered loan portfolio as well as lower new origination loan yields. Average loan balances increased $418.2 million, or 10.5% from the third quarter of 2013, however, new loan originations continue to be recorded at yields significantly lower than the yields on loans that pay off or mature during the period as a result of the low interest rate environment, muting the impact of increased balances on interest income and net interest margin.

Interest expense increased as the average balance of interest-bearing deposits increased $386.9 million or 10.6% and the cost of funds related to these deposits increased 10 bps to 41 bps for the third quarter 2014 from 31 bps for the comparable quarter in 2013, negatively impacting net interest margin. Interest expense was also impacted by an increase in short-term borrowings of $295.6 million due primarily to balance sheet growth, including the Columbus acquisitions, which was partially offset by an $8.4 million or 13.8% decline in long-term borrowings when compared to the third quarter 2013.

For the nine month period ended September 30, 2014, net interest income was $167.5 million , a decline of $5.0 million, from $172.5 million for the comparable period in 2013. Net interest income on a fully tax-equivalent basis for the period ended September 30, 2014 was $169.8 million as compared to $174.0 million for the comparable period in 2013. These declines were primarily related to lower interest income due to covered loan runoff and lower yields on recent loan originations, partially offset by higher income due to the increase in investment portfolio balances and the contribution from the Columbus acquisitions. In addition to lower interest income during the period, interest expense increased $0.8 million, or 6.0% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 to $13.6 million. The increase in interest expense for the nine month period ended September 30, 2014 was primarily related to an increase in average interest-bearing deposits of $113.8 million, or 3.0% when compared to the similar period in 2013, as well as an increase in the cost of funds related to those deposits of 3 bps from 36 bps in 2013 to 39 bps in 2014.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2014		June 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,865,241	2.37%	$1,811,175	2.47%	$1,589,666	2.20%	$1,828,207	2.45%	$1,710,310	2.08%
Interest-bearing deposits with other banks	29,433	0.42%	10,697	0.45%	4,010	0.49%	14,448	0.49%	6,989	0.38%
Gross loans (1)	4,431,641	4.68%	4,059,061	4.70%	4,065,756	4.95%	4,168,655	4.73%	4,061,516	5.22%
Total earning assets	6,326,315	3.98%	5,880,933	4.01%	5,659,432	4.17%	6,011,310	4.03%	5,778,815	4.29%

Nonearning assets
Allowance for loan and lease losses	(55,697)		(55,149)		(80,659)		(57,560)		(89,347)
Cash and due from banks	125,528		118,947		120,154		122,693		117,252
Accrued interest and other assets	541,137		509,521		494,795		522,451		491,015
Total assets	$6,937,283		$6,454,252		$6,193,722		$6,598,894		$6,297,735

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,135,126	0.11%	$1,169,350	0.11%	$1,098,524	0.12%	$1,137,540	0.11%	$1,117,600	0.11%
Savings	1,782,472	0.26%	1,702,521	0.23%	1,608,351	0.09%	1,706,845	0.23%	1,622,105	0.10%
Time	1,123,657	0.97%	960,424	0.98%	947,436	0.90%	1,013,125	0.96%	1,004,016	1.05%
Total interest-bearing deposits	4,041,255	0.41%	3,832,295	0.38%	3,654,311	0.31%	3,857,510	0.39%	3,743,721	0.36%
Borrowed funds
Short-term borrowings	835,973	0.17%	686,148	0.17%	598,442	0.19%	768,275	0.17%	609,425	0.20%
Long-term debt	60,355	3.00%	59,842	3.52%	69,264	3.53%	60,188	3.34%	72,691	3.54%
Total borrowed funds	896,328	0.36%	745,990	0.44%	667,706	0.54%	828,463	0.40%	682,116	0.56%
Total interest-bearing liabilities	4,937,583	0.40%	4,578,285	0.39%	4,322,017	0.35%	4,685,973	0.39%	4,425,837	0.39%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,179,207		1,110,697		1,072,259		1,129,107		1,061,850
Other liabilities	74,764		68,661		106,288		74,699		108,164
Shareholders' equity	745,729		696,609		693,158		709,115		701,884
Total liabilities and shareholders' equity	$6,937,283		$6,454,252		$6,193,722		$6,598,894		$6,297,735

Net interest income	$58,363		$54,304		$55,772		$167,486		$172,516

Net interest spread		3.58%		3.62%		3.82%		3.64%		3.90%
Contribution of noninterest-bearing sources of funds		0.08%		0.08%		0.09%		0.09%		0.09%
Net interest margin (2)		3.66%		3.70%		3.91%		3.73%		3.99%

(1)	Loans held for sale, nonaccrual loans, covered loans, and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the table below:

	Changes for the three months ended September 30, 2014
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(470)	$440	$(30)	$670	$1,643	$2,313
Interest-bearing deposits with other banks	(1)	20	19	(1)	27	26
Gross loans (1)	(237)	4,912	4,675	(2,792)	4,313	1,521
Total earning assets	(708)	5,372	4,664	(2,123)	5,983	3,860
Interest-bearing liabilities
Total interest-bearing deposits	$350	$262	$612	$958	$404	$1,362
Borrowed funds
Short-term borrowings	(5)	67	62	(33)	101	68
Federal Home Loan Bank long-term debt	(78)	9	(69)	(94)	(67)	(161)
Total borrowed funds	(83)	76	(7)	(127)	34	(93)
Total interest-bearing liabilities	267	338	605	831	438	1,269
Net interest income	$(975)	$5,034	$4,059	$(2,954)	$5,545	$2,591
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

	Changes for the nine months ended September 30, 2014
	Year-to-date income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$4,738	$2,162	$6,900
Interest-bearing deposits with other banks	6	27	33
Gross loans (1)	(14,980)	3,792	(11,188)
Total earning assets	(10,236)	5,981	(4,255)
Interest-bearing liabilities
Total interest-bearing deposits	$811	$329	$1,140
Borrowed funds
Short-term borrowings	(147)	202	55
Federal Home Loan Bank long-term debt	(107)	(313)	(420)
Total borrowed funds	(254)	(111)	(365)
Total interest-bearing liabilities	557	218	775
Net interest income	$(10,793)	$5,763	$(5,030)
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2014 noninterest income was $16.5 million, representing a $5.8 million or 25.9% decline from noninterest income of $22.3 million in the third quarter 2013.  The decrease in noninterest income from the comparable quarter in 2013 was due primarily to a $5.7 million decrease in FDIC loss sharing income and a $0.9 million decline in accelerated discount on covered loans partially offset by a $0.9 million increase in net gains from sales of loans.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income decreased $5.7 million or 103.5% from loss sharing income of $5.6 million during the third quarter 2013 to $0.2 million of negative loss sharing income for the third quarter 2014. Negative FDIC loss sharing income during the third quarter 2014 reflected a net payable due to the FDIC rather than a reimbursement from the FDIC as a result of net covered loan and covered OREO recoveries during the period.

Income from the accelerated discount on covered loans decreased $0.9 million or 53.9% from $1.7 million during third quarter 2013 to $0.8 million for the third quarter 2014. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the third quarter 2014 was related to declines in both the volume and size of covered loans prepaying during the period as well as declines in the size of the remaining discounts on these loans.

The increase in gains from sales of loans as compared to the third quarter 2013 was driven by a 47.0% increase in the amount of residential mortgage loans sold, reflecting strong mortgage origination activity as well as the impact of Columbus origination and sale activity during the period.

Noninterest income for the nine months ended September 30, 2014 was $47.0 million, which represents a $13.6 million or 22.4% decline from noninterest income of $60.6 million for the nine months ended September 30, 2013.  The decline in noninterest income from the comparable period in 2013 was due primarily to a $6.7 million decline in FDIC loss sharing income, a $3.2 million decline in accelerated discount on covered loans, a $1.7 million decline in gain on sale of investment securities and a $1.4 million decline in other noninterest income.

Similar to the quarterly year-over-year items discussed above, covered loan activity was responsible for the declines in FDIC loss sharing income and accelerated discount on covered loans while lower client derivative, OREO rental income and executive life insurance income drove the decline in other noninterest income for the first nine months of 2014 as compared to the same period in 2013. The decline in gain on sale of investment securities was primarily related to sales of agency mortgage-backed securities and collateralized mortgage obligations during 2013 in order to enhance liquidity and reduce prepayment and premium risks.

NONINTEREST EXPENSE

Third quarter 2014 noninterest expense was $51.4 million compared with $48.8 million for the third quarter of 2013. The $2.6 million or 5.4% increase from the comparable quarter in 2013 was primarily attributable to a $4.9 million increase in salaries and employee benefits and a $1.8 million increase in data processing expenses. These increases were partially offset by a $1.6 million decline in losses on sales of covered OREO, a $1.4 million decline in pension settlement charges and a $0.7 million decline in loss sharing expenses.

The increase in salaries and benefits, as well as data processing expenses, were primarily due to expenses related to the Columbus acquisitions. Acquisition-related expenses totaled $4.2 million during the third quarter 2014 and included $1.8 million of personnel costs, $1.6 million of data processing related expenses, $0.5 million of professional services expenses and $0.2 million of equipment and other miscellaneous expenses.

During the third quarter of 2013, First Financial recognized $1.4 million of pension settlement charges as a result of the level of lump sum distributions from the Company's pension plan. The annual threshold for recognizing lump-sum distributions as pension settlement charges reset on January 1, 2014 and no such expense has been incurred for the nine months ended September 30, 2014. For further discussion of pension settlement charges, see Note 13 to the Consolidated Financial Statements, Employee Benefit Plans.

Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs as the balance of covered assets continues to decline. Losses on covered OREO and loss sharing expense are partially reimbursed by the FDIC. The Company recorded gains on sales of covered OREO during the third quarter 2014 of $1.4 million.

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

Noninterest expense for the nine months ended September 30, 2014 was $146.4 million compared with $155.2 million in the nine months ended September 30, 2013. The $8.8 million or 5.7% decrease from the comparable period in 2013 was primarily attributable to a $5.7 million decline in pension settlement charges as discussed above. Also contributing to the decline was a $2.3 million decline in net occupancy expense and a $2.2 million decline in other noninterest expense resulting from lower fixed asset-related costs associated with branch consolidations throughout 2013 and 2014, a $1.6 million decline in loss sharing expense and a $1.1 million decline in state intangible tax due to a change in applicable tax laws. These declines were partially offset by a $1.2 million increase in losses recorded on covered OREO as the Company recorded gains of $2.2 million on covered OREO in the first three quarters of 2013, as well as a $2.4 million increase in data processing expenses and a $2.2 million increase in salaries and benefits primarily related to the Columbus acquisitions.

INCOME TAXES

Income tax expense was $7.2 million and $7.6 million for the third quarters of 2014 and 2013, respectively. The effective tax rates for the third quarters of 2014 and 2013 were 32.0% and 33.9%, respectively. Income tax expense for the nine months ended September 30, 2014 and 2013 was $22.3 million and $20.5 million, respectively and the year-to-date effective tax rate through September 30, 2014 was 32.4% compared to 31.5% for the comparable period in 2013.

The decrease in the effective tax rate for the third quarter 2014, as compared to the same period in 2013, was primarily the result of higher tax-exempt income earned in 2014 and lower state tax expense, partially offset by non-deductible acquisition costs. The increase in the effective tax rate for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily the result of a favorable tax reversal related to a former Irwin subsidiary and a favorable change in state tax laws in 2013, partially offset by higher tax-exempt income earned in 2014. While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2014 is expected to be approximately 32.0% - 34.0%.

LOANS

First Financial continues to experience strong loan demand in 2014 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $4.8 billion as of September 30, 2014, increasing $818.7 million, or 27.6% on an annualized basis, compared to December 31, 2013.  The increase in loan balances from December 31, 2013 was primarily related to a $269.1 million increase in commercial loans, a $113.0 million increase in real estate construction loans, a $455.1 million increase in commercial real estate loans and a $73.6 million increase in residential real estate loans, which were partially offset by a $125.6 million decline in covered loans. These increases were impacted by $606.3 million of loans, net of estimated fair value marks, from the Columbus acquisitions that closed during the quarter as well as strong loan origination activity during the period. Excluding loans acquired during the third quarter, loan balances increased $212.5 million, or 7.2% on an annualized basis, compared to December 31, 2013.

Third quarter 2014 average loans, excluding loans held for sale, increased $418.2 million or 10.5% from the third quarter of 2013.  The increase in average loans, excluding loans held for sale, was primarily the result of a $258.1 million increase in commercial loans, a $240.6 million increase in commercial real estate loans, a $54.6 million increase in residential real estate loans, a $59.3 million increase in construction real estate and a $28.9 million increase in home equity loans, partially offset by a $222.3 million decline in covered loans and a $4.1 million decline in installment loans.

Covered loans declined to $332.3 million at September 30, 2014 from $457.9 million as of December 31, 2013.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

The Company’s loss sharing indemnification from the FDIC related to non-single-family loans expired effective October 1, 2014 and, as a result, approximately $190.3 million, or 57.3%, of the Company's $332.3 million covered loan portfolio will no longer be covered by FDIC loss sharing effective that date. The ten year period of loss protection on all other covered loans and covered OREO will expire during the third quarter of 2019. The expiration of loss sharing protection will result in a reclassification of loan balances and the related allowance for loan and lease losses in the Consolidated Balance Sheets from covered loans to uncovered loans as of October 1, 2014, but will not have an effect on the accounting for these loans.

ASSET QUALITY

Excluding covered assets. Due to the significant difference in the accounting for covered loans and the loss sharing agreements with the FDIC, management believes that asset quality measures excluding covered assets are generally more meaningful.

At September 30, 2014, loans 30-to-89 days past due decreased to $12.1 million, or 0.27% of period end loans, as compared to $13.6 million, or 0.39%, at December 31, 2013. The Columbus acquisitions contributed $1.1 million to the total delinquent loans. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (TDRs) (collectively, nonperforming loans) and OREO, decreased $6.1 million, or 8.5%, to $66.3 million at September 30, 2014 from $72.5 million as of December 31, 2013, due to an $8.5 million, or 42.9%, decline in OREO balances partially offset by a $2.3 million, or 4.4% increase in nonperforming loans during the first nine months of 2014.

OREO balances declined during the first nine months of 2014 as resolutions and valuation adjustments of $12.3 million exceeded additions of $3.8 million. While there were no individually significant additions during the first nine months, resolutions during the period included the sale of a single commercial property totaling $7.9 million which was added to OREO during the fourth quarter 2013.

Nonperforming loans increased to $55.0 million at September 30, 2014 from $52.7 million at December 31, 2013. The increase in nonperforming loans includes $4.3 million of nonperforming loans from the Columbus acquisitions as well the addition of two commercial and four commercial real estate credits totaling $12.1 million in the aggregate. The increase in nonperforming loans compared to December 31, 2013 was partially offset by payments received on six commercial and commercial real estate credits totaling $9.0 million in the second quarter and $6.4 million of charge-offs during nine months ended September 30, 2014.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $105.9 million as of September 30, 2014, including $7.8 million of additions from the Columbus acquisitions during the period, net of estimated fair value marks, compared to $110.5 million at December 31, 2013. The declines in nonperforming assets and classified assets during the first nine months of 2014 continue to reflect the Company's successful resolution efforts as well as gradual improvement in economic conditions in the markets in which First Financial operates.

The table that follows shows the categories that are included in nonperforming and underperforming assets, excluding covered assets, as well as related credit quality ratios as of September 30, 2014 and the four previous quarters.

	Quarter ended
	2014			2013
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$6,486	$7,077	$7,097	$7,934	$8,554
Real estate - construction	223	223	223	223	1,099
Real estate - commercial	25,262	15,288	16,758	17,286	35,549
Real estate - residential	6,696	6,806	8,157	8,606	9,346
Installment	398	459	399	574	421
Home equity	2,581	2,565	2,700	2,982	2,871
Lease financing	0	0	0	0	86
Nonaccrual loans	41,646	32,418	35,334	37,605	57,926
Accruing troubled debt restructurings (TDRs)	13,369	12,607	13,400	15,094	16,278
Total nonperforming loans	55,015	45,025	48,734	52,699	74,204
Other real estate owned (OREO)	11,316	13,370	12,743	19,806	11,804
Total nonperforming assets	66,331	58,395	61,477	72,505	86,008
Accruing loans past due 90 days or more	249	256	208	218	265
Total underperforming assets	$66,580	$58,651	$61,685	$72,723	$86,273
Total classified assets	$105,914	$103,799	$103,471	$110,509	$120,423

Credit quality ratios (excluding covered assets)
Allowance for loan and lease losses to
Nonaccrual loans	101.94%	129.64%	121.76%	116.55%	78.57%
Nonperforming loans	77.17%	93.34%	88.28%	83.17%	61.34%
Total ending loans	0.95%	1.15%	1.19%	1.25%	1.33%
Nonperforming loans to total loans	1.24%	1.23%	1.35%	1.50%	2.16%
Nonperforming assets to
Ending loans, plus OREO	1.49%	1.59%	1.70%	2.06%	2.50%
Total assets, including covered assets	0.90%	0.89%	0.95%	1.13%	1.38%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	1.19%	1.25%	1.33%	1.63%	2.03%
Total assets, including covered assets	0.72%	0.70%	0.74%	0.89%	1.12%
(1) Nonaccrual loans include nonaccrual TDRs of $13.2 million, $11.0 million, $14.6 million, $13.0 million, and $13.0 million, as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

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

First Financial had $4.6 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $11.2 million of covered OREO at September 30, 2014. First Financial had $3.8 million of covered nonaccrual loans, excluding loans accounted for under FASB ASC Topic 310-30, and $27.1 million of covered OREO at December 31, 2013. Covered OREO decreased $15.9 million, or 58.8%, from December 31, 2013 as resolutions and valuation adjustments of $20.3 million exceeded additions of $4.3 million during the first nine months of 2014.

Classified covered loan balances, which are defined by the Company as nonperforming covered assets plus performing covered loans internally rated substandard or worse, declined $56.5 million, or 58.2% to $40.5 million at September 30, 2014 from $97.0 million at December 31, 2013. The decline in classified covered loan balances during 2014 reflects the Company's continued progress in bringing troubled covered loans to resolution.

INVESTMENTS

First Financial's investment portfolio totaled $1.9 billion or 25.6% of total assets at September 30, 2014, compared with a balance of $1.8 billion or 28.0% of total assets at December 31, 2013.  Securities available-for-sale at September 30, 2014 totaled $929.6 million, compared with a balance of $913.6 million at December 31, 2013, while held-to-maturity securities totaled $900.5 million at September 30, 2014 compared to $837.3 million at December 31, 2013.

The investment portfolio increased $81.8 million, or 4.5%, during the first nine months of 2014 as $282.7 million of purchases and $30.8 million of securities acquired with the Columbus acquisitions were partially offset by sales, amortizations and other portfolio reductions. The Company sold $92.5 million of securities during the first quarter 2014, consisting primarily of collateralized loan obligations (CLOs) and, to a lesser extent, hybrid securities, collateralized mortgage obligations and corporate securities, resulting in a gain of $0.1 million. Proceeds from these sales were reinvested primarily in commercial mortgage-backed securities during the period.

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

The overall duration of the investment portfolio decreased to 3.7 years as of September 30, 2014 from 4.3 years as of December 31, 2013. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk. The Company does, however, include these risks in its evaluation of current market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $6.2 million unrealized after-tax loss on the investment portfolio at September 30, 2014, which declined $10.1 million from $16.3 million at December 31, 2013 primarily due to investment gains during the period as a result of the tightening of mortgage and fixed income spreads.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet and capital sensitivity, as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2014 were $5.5 billion, representing an increase of $695.5 million or 14.4% compared to December 31, 2013, as total interest-bearing deposits increased $599.6 million or 16.2% and total noninterest-bearing deposits increased $95.9 million or 8.4%.  The increase in total deposits at September 30, 2014 as compared to December 31, 2013 was driven by $568.6 million of deposits, net of estimated fair value adjustments, from the Columbus acquisitions as well as strong growth in interest-bearing demand and time deposits.

Non-time deposit balances totaled $4.3 billion as of September 30, 2014, increasing $400.5 million, or 10.3%, compared to December 31, 2013 while time deposit balances increased $295.0 million, or 31.0%.

Year-to-date average deposits increased $181.0 million, or 3.8%, to $5.0 billion at September 30, 2014 from September 30, 2013 primarily due to a $67.3 million increase in average noninterest-bearing deposits and an $84.7 million increase in average savings deposit balances. The year-over-year growth in average deposits was due to the Columbus acquisitions, partially offset by declines in deposits earlier in 2014 resulting from the Company's continued focus on growing core deposit relationships and reducing single service and higher-cost time deposits.

As the Company's deposit base continues to shift away from fixed-rate time deposits toward market-priced or indexed deposit products, First Financial has executed interest rate swaps to manage interest rate volatility on indexed floating rate deposits. These interest rate swaps, with a total notional amount of $250.0 million as of September 30, 2014 and $100.0 million as of December 31, 2013, involve the receipt by First Financial of variable-rate interest payments in exchange for fixed-rate interest payments by First Financial for approximately 5 years. As a result, First Financial has secured fixed rate funding at a weighted average cost of funds of 1.48% for the duration of the interest rate swaps.

Borrowed funds increased to $972.0 million at September 30, 2014 from $809.5 million at December 31, 2013, primarily due to $74.9 million of Federal Home Loan Bank (FHLB) short-term borrowings and $20.0 million of long-term FHLB borrowings assumed in the Columbus acquisitions. In addition to the impact from acquisitions during the period, short-term borrowings with the FHLB, which are utilized to manage normal liquidity needs, increased as a result of loan growth and investment security purchases in excess of deposit growth during 2014.

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

First Financial also utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources. First Financial's total remaining borrowing capacity from the FHLB was $312.3 million at September 30, 2014. First Financial had pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities, totaling $3.4 billion as collateral for borrowings from the FHLB as of September 30, 2014.  For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2014, there was no outstanding balance. The credit agreement requires First Financial to maintain certain covenants related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this line of credit as of September 30, 2014.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $929.6 million at September 30, 2014.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity but totaled only $0.3 million at September 30, 2014.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, as well as loans maturing within one year, are also sources of liquidity.

At September 30, 2014, in addition to liquidity on hand of $143.7 million, First Financial had unused and available overnight wholesale funding of $1.7 billion, or 23.4% of total assets, to fund loan and deposit activities as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiaries to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the subsidiaries’ respective primary federal regulators is required for First Financial’s subsidiaries to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from its subsidiaries totaled $20.5 million for the first nine months of 2014.  As of September 30, 2014, First Financial’s subsidiaries had retained earnings of $454.0 million of which $26.0 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $58.8 million in cash at the parent company as of September 30, 2014, which is in excess of the Company’s current annual regular shareholder dividend and operating expenses.

First Financial repurchased 40,255 shares of the Company's common stock for $0.7 million during the first nine months of 2014 under a previously announced share repurchase plan, with no shares being repurchased during the second or third quarters. Under this same plan, First Financial purchased 750,145 shares of the Company's common stock for $11.8 million during 2013.

Capital expenditures, such as banking center expansions and technology investments were $7.6 million and $6.0 million for the first nine months of 2014 and 2013, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. Quantitative measures established and defined by regulation to ensure capital adequacy require First Financial to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2014, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2014, and December 31, 2013, regulatory notifications categorized First Financial as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

Consolidated regulatory capital ratios at September 30, 2014, included the leverage ratio of 9.70%, Tier 1 capital ratio of 12.74% and total capital ratio of 13.80%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $301.7 million, on a consolidated basis.  First Financial’s tangible common equity ratio decreased to 8.71% at September 30, 2014 from 9.20% at December 31, 2013.

First Financial's Tier I and Total capital ratios were negatively impacted by an increase in risk-weighted assets during 2014 due primarily to an increase in risk-weighted assets resulting from the acquisitions during the year as well as uncovered loan growth. First Financial's Leverage ratio was negatively impacted by an increase in average assets through September 30, 2014 as a result of the overall growth in the balance sheet. The Company’s tangible common equity ratio declined during the quarter due to the impact from acquisitions as the increase in tangible assets outweighed the increase in tangible common equity from the common shares issued in conjunction with the acquisitions.

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

The following tables illustrate the actual and required capital amounts and ratios as of September 30, 2014 and December 31, 2013.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk-weighted assets
Consolidated	$717,823	13.80%	$416,170	8.00%	N/A	N/A
First Financial Bank	654,229	12.59%	415,707	8.00%	$519,634	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	662,608	12.74%	208,085	4.00%	N/A	N/A
First Financial Bank	592,319	11.40%	207,854	4.00%	311,780	6.00%

Tier 1 capital to average assets
Consolidated	662,608	9.70%	273,264	4.00%	N/A	N/A
First Financial Bank	592,319	8.68%	272,869	4.00%	341,086	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
Consolidated	$679,074	15.88%	$342,092	8.00%	N/A	N/A
First Financial Bank	588,643	13.80%	341,184	8.00%	$426,480	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	624,850	14.61%	171,046	4.00%	N/A	N/A
First Financial Bank	527,712	12.37%	170,592	4.00%	255,888	6.00%

Tier 1 capital to average assets
Consolidated	624,850	10.11%	247,106	4.00%	N/A	N/A
First Financial Bank	527,712	8.55%	246,739	4.00%	308,423	5.00%

Shareholder Dividends. First Financial paid a dividend of $0.15 per common share on October 1, 2014 to shareholders of record as of August 29, 2014. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on January 2, 2015 to shareholders of record as of November 28, 2014.

Shelf Registrations. On July 31, 2014, First Financial filed a shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration allows First Financial to raise capital from time to time through the sale of various types of securities, subject to approval by the Company's board of directors, and expires on July 31, 2017.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. Under the plan, the Company expected to repurchase approximately 1,000,000 shares annually. This annual target will be subject to market conditions and quarterly evaluation by the board as well as balance sheet composition and growth. The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds, current regulatory capital requirements and proposed capital requirements under Basel III.

As discussed in the Liquidity section, the Company repurchased 40,255 shares under the 2012 share repurchase plan during the first nine months of 2014 at an average price of $17.32 per share and 750,145 shares at an average price of $15.70 per share during 2013. First Financial's board of directors suspended further share repurchase activity under this plan during the first quarter 2014 in connection with the Company's Columbus acquisitions and has continued that suspension during the second and third quarters of 2014.

At September 30, 2014, 3,749,100 common shares remained available for repurchase under the 2012 share repurchase plan.

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

The allowance was $42.5 million as of September 30, 2014 compared to $43.8 million as of December 31, 2013.  As a percentage of period-end loans, the allowance was 0.95% as of September 30, 2014 compared to 1.25% as of December 31, 2013.  The decrease in the allowance from December 31, 2013 was primarily the result of continued improvement in the Company's historical loss rates as well as paydowns, charge-offs and other resolution activities related to impaired loans that resulted in lower specific reserves during the period. Additionally, the allowance as a percentage of loans continues to be impacted by loan growth, as newly originated loans are generally reserved for at lower rates, as well as the $606.3 million of loans acquired in the Columbus acquisitions during the third quarter. Loans acquired during the period were recorded at their estimated fair value as of the acquisition dates and have no associated allowance. Excluding the acquired Columbus loans, the allowance as a percentage of loans at September 30, 2014 would have been more consistent with recent periods.

The decline in the allowance during the third quarter of 2014 was consistent with declines in net charge-offs, nonperforming assets and classified assets when compared to December 31, 2013 and continues to reflect gradual improvement in property values and overall economic conditions across the Company's footprint. The allowance as a percentage of nonaccrual loans, including nonaccrual TDRs was 101.9% at September 30, 2014 compared with 116.6% at December 31, 2013. The allowance as a percentage of nonperforming loans, which include accruing TDRs, was 77.2% at September 30, 2014 compared with 83.2% at December 31, 2013. The declines in these allowance coverage ratios were driven by the addition of the acquired Columbus loans during the third quarter.

Third quarter 2014 net charge-offs were $0.7 million or 0.07% of average loans and leases on an annualized basis, compared with $2.9 million or 0.34% of average loans and leases on an annualized basis for the comparable quarter in 2013. The $2.3 million decrease from the comparable period in 2013 was primarily the result of reduced charge-offs of commercial and commercial real estate loans, partially offset by a decline in recoveries on loans previously charged-off. Provision expense is a product of the Company's allowance for loan and lease losses model, as well as net charge-off activity during the period. Third quarter 2014 provision expense was $1.1 million compared to $1.4 million during the comparable quarter in 2013. Provision expense was $2.3 million and $6.9 million for the nine months ended September 30, 2014 and 2013, respectively.

See Note 6 to the Consolidated Financial Statements, Allowance for Loan and Lease Losses, for further discussion of First Financial's allowance for uncovered loans.

The table that follows includes the activity in the allowance for loan losses, excluding covered loans, for the quarterly periods presented.

	Three months ended					Nine months ended
	2014			2013		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2014	2013
Allowance for loan and lease loss activity
Balance at beginning of period	$42,027	$43,023	$43,829	$45,514	$47,047	$43,829	$47,777
Provision for loan losses	1,093	29	1,159	1,851	1,413	2,281	6,863
Gross charge-offs
Commercial	83	571	656	293	1,482	1,310	3,122
Real estate-construction	0	0	0	1	0	0	0
Real estate-commercial	702	699	543	3,113	2,174	1,944	5,213
Real estate-residential	161	283	257	218	249	701	798
Installment	63	14	128	39	99	205	296
Home equity	469	383	544	706	411	1,396	1,703
All other	338	237	296	398	696	871	1,383
Total gross charge-offs	1,816	2,187	2,424	4,768	5,111	6,427	12,515
Recoveries
Commercial	566	580	39	194	92	1,185	478
Real estate-construction	0	0	0	46	490	0	626
Real estate-commercial	323	334	114	634	1,264	771	1,360
Real estate-residential	34	100	27	96	98	161	107
Installment	46	50	77	66	57	173	244
Home equity	46	37	103	136	95	186	372
All other	135	61	99	60	69	295	202
Total recoveries	1,150	1,162	459	1,232	2,165	2,771	3,389
Total net charge-offs	666	1,025	1,965	3,536	2,946	3,656	9,126
Ending allowance for loan and lease losses	$42,454	$42,027	$43,023	$43,829	$45,514	$42,454	$45,514

Net charge-offs to average loans and leases (annualized)
Commercial	(0.16)%	0.00%	0.24%	0.04%	0.59%	0.01%	0.39%
Real estate-construction	0.00%	0.00%	0.00%	(0.23)%	(2.09)%	0.00%	(0.94)%
Real estate-commercial	0.09%	0.10%	0.12%	0.66%	0.24%	0.10%	0.36%
Real estate-residential	0.13%	0.20%	0.26%	0.14%	0.17%	0.19%	0.28%
Installment	0.15%	(0.33)%	0.45%	(0.22)%	0.33%	0.09%	0.13%
Home equity	0.42%	0.37%	0.48%	0.60%	0.34%	0.42%	0.48%
All other	0.72%	0.61%	0.70%	1.20%	2.27%	0.67%	1.63%
Total net charge-offs	0.07%	0.11%	0.23%	0.41%	0.34%	0.13%	0.37%

Allowance for loan and lease losses - covered loans. The allowance for losses on covered loans was $11.5 million and $18.9 million at September 30, 2014 and December 31, 2013, respectively. First Financial updated the valuations related to covered loans during the third quarter 2014 and, as a result of improved cash flow expectations in certain loan pools, recognized negative provision expense, or impairment recapture, of $0.2 million. First Financial recognized provision expense related to covered loans of $5.3 million for the comparable period in 2013. The related declines in expected reimbursements on covered loan losses due from the FDIC under loss sharing agreements were recognized as negative FDIC loss sharing income and a corresponding decrease in the FDIC indemnification asset during the third quarter of 2014. For the quarter ended September 30, 2013, the receivables due from the FDIC related to covered provision expense were recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

First Financial recognized negative provision expense related to covered loans of $2.8 million for the nine months ended September 30, 2014, and provision expense related to covered loans of $6.1 million for the comparable period in 2013. The Company recognized a related decrease in expected reimbursements on covered loan losses due from the FDIC under loss sharing agreements as negative FDIC loss sharing income and a corresponding decrease in the FDIC indemnification asset during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the estimated reimbursement on covered loan losses due from the FDIC under loss sharing agreements was recorded as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

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

First Financial views the combination of provision expense on covered loans, losses on covered OREO and loss sharing expense, net of the related reimbursements due under loss sharing agreements recorded as FDIC loss sharing income, as the net credit costs associated with covered assets during the period. Net credit costs decreased $1.9 million or 137.9%, from $1.4 million of expense during the third quarter of 2013 to $0.5 million of income during the third quarter of 2014. For the nine months ended September 30, 2014, net credit costs decreased $2.2 million, or 121.2%, to $0.4 million of income from $1.8 million of expense for the comparable period in 2013.

	Three months ended					Nine months ended
	2014			2013		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2014	2013
Allowance for loan and lease loss activity - Covered
Balance at beginning of period	$12,425	$10,573	$18,901	$23,259	$32,961	$18,901	$45,190
Provision for loan and lease losses	(200)	(413)	(2,192)	(5,857)	5,293	(2,805)	6,052
Loans charged-off	(3,053)	(3,485)	(7,240)	(3,850)	(21,009)	(13,778)	(35,374)
Recoveries	2,363	5,750	1,104	5,349	6,014	9,217	7,391
Ending allowance for covered loan losses	$11,535	$12,425	$10,573	$18,901	$23,259	$11,535	$23,259

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2014, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(3.70)%	(1.34)%	(0.56)%
NII-Year 2	(2.86)%	0.96%	2.51%
EVE	(5.20)%	(1.96)%	(0.85)%
(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial's projected results for both NII and EVE became modestly more asset sensitive during the third quarter 2014. This was primarily the result of growth in floating rate securities in the investment portfolio and the continued execution of the Company's balance sheet management strategies through the completion of an additional $50.0 million cash flow hedge on certain indexed liabilities during the third quarter. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

"Risk-neutral" refers to the absence of a strong bias toward either asset or liability sensitivity. “Asset sensitive” refers to an increase in interest rates, primarily short-term rates, that is expected to generate higher net interest income as rates earned on our interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on our interest-bearing liabilities would reprice. Conversely, “liability sensitive” refers to an increase in short-term interest rates that is expected to generate lower net interest income as rates paid on our interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on our interest-earning assets.

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses (excluding covered loans), covered loans, the allowance for loan and lease losses - covered loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2013 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	2,700	16.85	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
August 1 to August 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	8,850	16.49	N/A	N/A
September 1 to September 30 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	2,700	$16.85	N/A
Stock Plans	8,850	$16.49	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Anthony M. Stollings		/s/ John M. Gavigan
Anthony M. Stollings		John M. Gavigan
Executive Vice President, Chief Administrative Officer		First Vice President and Corporate Controller
and Chief Financial Officer		(Principal Accounting Officer)

Date	11/6/2014	Date	11/6/2014