Form 10-K
period 2014-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2015-02-24
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
☒ Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2014, was $955,704,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 23, 2015, there were issued and outstanding 61,470,844 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2015 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) under the heading "Forward-Looking Statements" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2014 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

PART I

Item 1.  Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (First Financial or the Company), was formed in 1982.  First Financial is a mid-sized, regional bank holding company headquartered in Cincinnati, Ohio. References in this Form 10-K to “we,” “us” or “our” refer, as the context requires, to First Financial and its subsidiaries, collectively or to First Financial as the holding company.

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

Commercial lending activities include equipment and leasehold improvement financing for franchisees, that are principally quick service and casual dining restaurants.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that have sound economics, lower closure rates, and brand awareness within specified local, regional, or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

Commercial real estate loans are secured by a mortgage lien on the real property.  The credit underwriting for both owner-occupied and investor income producing real estate loans includes detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analyses.  Risk of loss is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.  Market diversification within First Financial’s service area, as well as a diversification by industry, are other means by which the risk of loss is managed by First Financial.  First Financial does not have a significant exposure to residential builders and developers.

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

First Financial has minimal foreign currency transactions and, in general, does not have a significant exposure to foreign currencies. Foreign currency activities are generally related to services provided to commercial customers.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in First Financial's Annual Report to Shareholders for the year ended December 31, 2014, and is incorporated herein by reference.

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

Employees

At December 31, 2014, First Financial and its subsidiaries had 1,442 full-time and part-time employees.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

During the third quarter of 2009, through Federal Deposit Insurance Corporation (FDIC)-assisted transactions, First Financial acquired the banking operations of Peoples Community Bank (Peoples), Irwin Union Bank and Trust Company (Irwin Union Bank) and Irwin Union Bank, F.S.B. (Irwin FSB) (Irwin Union Bank and Irwin FSB, collectively, Irwin). Prior to the FDIC-assisted transactions, the Company also acquired three Indiana banking centers, including related deposits and loans, from Irwin in a separate and unrelated transaction. The acquisitions of the Peoples and Irwin franchises significantly expanded the First Financial footprint, opened new markets and strengthened the Company through the generation of additional capital.

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements, the FDIC will reimburse First Financial for losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets), beginning with the first dollar of loss.  Covered loans represent approximately 2.8% of First Financial’s loans at December 31, 2014. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans were provided loss protection for a period of five years, which expired on October 1, 2014, and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

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

On August 21, 2014, First Financial finalized its merger with Guernsey Bancorp, Inc. (Guernsey). Headquartered in Worthington, Ohio, Guernsey conducted operations out of three full service branches and served commercial and consumer clients throughout Columbus and central Ohio. Under the terms of the merger agreement, First Financial acquired Guernsey for cash consideration and the transfer of a single bank-owned property to Guernsey's sole shareholder. The Company also paid off all amounts due under a promissory note to a third party on behalf of Guernsey. The Guernsey Bank, an Ohio state chartered bank and wholly-owned subsidiary of Guernsey, merged with and into First Financial as part of the merger agreement.

The First Bexley, Insight and Guernsey acquisitions, provide First Financial an entrance into the Columbus, Ohio market, and introduce the Company’s diverse product set to commercial and consumer clients of those institutions. These acquisitions position the Bank as the largest community bank serving Franklin County and the metropolitan Columbus market.

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

First Financial believes that it is well positioned to compete in its markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a decision-making network of local management.  First Financial believes that it is better positioned to compete for business than other smaller banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of the Bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.

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

Supervision and Regulation

We, our subsidiary bank, and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

In addition, bank holding companies that satisfy certain requirements may elect to become financial holding companies.  Financial holding companies are permitted to engage in certain activities that are “financial in nature” (e.g. insurance underwriting, securities brokerage, merchant banking) and that are not permitted for bank holding companies.  First Financial’s current strategic plans do not include utilizing these expanded activities and, as a result, it has not elected to become a financial holding company.

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

Insurance of Accounts

The FDIC currently maintains the DIF, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000.  This insurance is backed by the full faith and credit of the United States Government.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC adopted rules, under which insurance premium assessments are based on an institution's quarterly average total assets minus its quarterly average tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  All base assessment rates are subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rule-making.  In an emergency, the FDIC may also impose a special assessment.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits of the total industry. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company. As of its last examination, the Bank received a CRA rating of “satisfactory.”

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act which implemented far-reaching changes to the regulation of the financial services industry, was signed into law in 2010. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although many of the regulations have been adopted, some still have not, and the effect they will have on us and our subsidiaries cannot currently be known. Among the provisions already implemented that have or may have an effect on us are the:

•	formation of the Consumer Financial Protection Bureau, which has broad powers to adopt and enforce consumer protection regulations that would apply to all banks and thrifts;

•	a federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums was expanded; and

•	new capital regulations for bank holding companies, which impose stricter requirements as discussed below.

Additionally, we are still awaiting new corporate governance requirements under the Dodd-Frank Act that will be applicable generally to all public companies in all industries. These changes will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted. The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of the Federal Reserve Bank. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to cataegorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the Basel Committee) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (Basel III). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules). Community banking organizations, including First Financial and the Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at 0.625%. The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank’s capital ratios.

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. The Company’s management believes that the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as us. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, are considered a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the Proposed Joint Rules). The Proposed Joint Rules generally apply to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Joint Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed
Joint Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of each fiscal year.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security or a derivative, commodity future or option on a security in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. The Bank from time to time may engage in trading activities or own the types of funds regulated by the Volcker Rule.

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

Recent Market, Legislative, and Regulatory Events

Difficult market conditions adversely affect our industry.

Dramatic declines in the housing market in 2008 and 2009, with falling home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities

(MBS) but spreading to other securities and loans, caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition, and results of operations and any similar economic conditions could have similar or worse consequences in the future. These types of market developments also may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit and fraud losses.

Market volatility could have an adverse effect on our business.

The capital and credit markets may experience volatility and disruption. The markets could produce downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. During times of market disruption and volatility, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.  Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led in the past to market-wide liquidity problems and could in the future lead to losses or defaults by us or by other institutions. A default or threatened default of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

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

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Disruptions in the secondary market for residential mortgage loans limit the market for and liquidity of many mortgage loans. The effects of mortgage market challenges, combined with reductions in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sales of mortgage loans. Such conditions could result in higher losses, write downs, and impairment charges in our mortgage and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

Real estate volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

Our other real estate owned (OREO) portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired, less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

The overall economy, while showing signs of improvement, remains fragile. Deterioration in the quality of our credit portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition, and results of operations. Furthermore, given the size of our loan portfolio, it is possible that deterioration in the credit quality of one or two of our largest credits could have a material adverse effect on our capital, financial condition, and results of operations.

Our allowance for loan and lease losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan and lease losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan and lease losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The accounting measurements related to impairment and the allowance for loan and lease losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Our regulators, as an integral part of their examination process, periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses by recognizing additional provisions for losses charged to expense, or to decrease our allowance for loan and lease losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Fluctuations in the allowance for loan and lease losses are not uncommon primarily as a result of changing economic conditions.

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

At December 31, 2014, we had $2.4 billion in assets under management.  A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.

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

Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

We may not pay dividends on our common shares.

Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends rely in large part on dividends paid to us by the Bank, which are subject to regulatory restrictions in certain circumstances. A reduction in our dividend rate could adversely affect the market price of our common shares.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common shares.

Generally, we are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. We are currently authorized to issue up to 160 million common shares, of which 61,456,547 shares are outstanding at December 31, 2014. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares, and our shareholders do not have preemptive rights to purchase newly issued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

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

We are a holding company that conducts substantially all of our operations through the Bank and other subsidiaries. As a result, our ability to make dividend payments on our common shares will depend primarily upon the receipt of dividends and other distributions from the Bank and our subsidiaries. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to us. As of the close of business on December 31, 2014, the Bank had $35.1 million available to pay dividends to First Financial without prior regulatory approval.

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

In managing our consolidated balance sheet, we depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements, and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers or our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

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

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, legislation and bank regulatory action that places restrictions on executive compensation at, and the pay practices of, financial institutions may further impact management's ability to compete for talent with other industries that are not subject to the same limitations as financial institutions.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate valuation that is made either when recording income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

See the “Critical Accounting Policies” in the MD&A and Note 1, “Summary Of Significant Accounting Policies,” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

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

We maintain an available for sale investment securities portfolio which includes assets with various types of instruments and maturities.  At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available for sale securities are recognized in shareholders' equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value and recognized in earnings. The fair value of financial instruments carried at fair value is exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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

In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in our consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.

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

In connection with the Bank’s assumption of the banking operations of Peoples, Irwin Union Bank and Irwin FSB, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share.  Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.  Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in, and used to value, the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Under the Purchase and Assumption Agreements, loss-sharing coverage for loans that are not single family residential loans expired in 2014. Loss-sharing coverage for single family residential loans will expire ten years from each respective acquisition date.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2014, the Company operates from 106 banking centers.  Our strategic operating markets are located within the three state regions of Ohio, Indiana, and Kentucky, where we operate 61 banking centers located in Ohio, as well as First Financial's executive office in Cincinnati, Ohio; 41 banking centers located in Indiana; and four banking centers located in Kentucky.

Item 3.  Legal Proceedings.
We are from time to time engaged in various matters of litigation assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

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

Supplemental Item. Executive Officers of the Registrant.

The following table sets forth information concerning the executive officers of First Financial as of February 10, 2015. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial, as indicated in the below table, who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Position with First Financial Bank	Age
Claude E. Davis	Chief Executive Officer	Chief Executive Officer	54

Anthony M. Stollings	President, Chief Operating Officer	Chief Operating Officer	60

John M. Gavigan	Chief Financial Officer and Principal Accounting Officer	Chief Financial Officer and Principal Accounting Officer	36

Matthew B. Burgess	Chief Internal Auditor	Chief Internal Auditor	55

Holly M. Foster	Chief Compliance Officer	Chief Compliance Officer	38

Shannon M. Kuhl	Chief Legal Officer and Corporate Secretary	Chief Legal Officer and Corporate Secretary	44

Alisa E. Poe	Chief of Staff and Chief Talent Officer	Chief of Staff and Chief Talent Officer	53

William J. Sorg	Chief Risk Officer	Chief Risk Officer	41

Richard Barbercheck		Chief Credit Officer	57

Kevin T. Langford		President, Community Banking	47

C. Douglas Lefferson		President, Community Banking	50

Bradley J. Ringwald		President, Specialty Banking	41

Jill A. Stanton		President, Mortgage Banking	52

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis — Claude Davis has held the position of Chief Executive Officer of both First Financial Bancorp and First Financial Bank since October 1, 2004. He has served on the board of directors of each of First Financial Bancorp and First Financial Bank since October 1, 2004 and also has been Chairman of the Board of Directors of First Financial Bank since October 1, 2004. From October 1, 2004 until December 1, 2014, Mr. Davis held the title of President First Financial Bancorp. From October 1, 2004 until August 20, 2013, Mr. Davis held the title of President of First Financial Bank. Prior to joining First Financial, Mr. Davis spent 17 years with Irwin Financial Corporation in various executive positions.

Anthony M. Stollings — Anthony Stollings presently holds the title of President and Chief Operating Officer of First Financial Bancorp and Chief Operating Officer of First Financial Bank following his appointment to these positions in December 2014. He served as the Chief Financial Officer of each of First Financial Bancorp and First Financial Bank from January 2013 through November 2014. Mr. Stollings also served as the Chief Risk Officer of each of First Financial Bancorp and First Financial Bank from September 2011 through January 2013. Mr. Stollings served as the Chief Accounting Officer of each of First Financial Bancorp and First Financial Bank from his hire in December 2006 until September 2011. He previously spent 13 years with Provident Financial Group, Inc., a commercial banking and financial services company headquartered in Cincinnati, Ohio, where he was the Senior Vice President, Chief Accounting Officer and Controller from 2002 to 2004 and Senior Vice President and Controller from 1998 to 2002.

John M. Gavigan — John Gavigan was appointed Chief Financial Officer of First Financial Bancorp and First Financial Bank in December 2014, where he is responsible for the Company’s Finance, Accounting, Treasury and Investor Relations areas. He previously served as Corporate Controller from 2011 through 2014 and as Assistant Controller from 2008 through 2011. Mr. Gavigan is a certified public accountant (inactive).

Matthew B. Burgess — Matt Burgess is the Chief Internal Auditor of each of First Financial Bancorp and First Financial Bank, a role he has held since joining First Financial in October 2011. Before joining First Financial, he was the Internal Audit Leader for GE Capital Retail Bank from 2010 until October 2011 and an Audit Director of Ally Financial Services from 2007 through 2009. Mr. Burgess is a certified public accountant, certified internal auditor (CIA), and certified information systems auditor (CISA).

Holly M. Foster — Holly Foster was appointed the Chief Compliance Officer of each of First Financial Bancorp and First Financial Bank in December 2014. Before her current role, she served as the Chief Risk Officer for each of First Financial Bancorp and First Financial Bank from February 2013 until December 2014. Ms. Foster served as Operational Risk Director from 2010 unti 2013 and as Compliance Officer and Regulatory Risk Manager from 2006 until 2010. She has been employed with the company since 1999.

Shannon M. Kuhl — Shannon Kuhl was appointed the Chief Legal Officer of First Financial Bancorp and First Financial Bank effective November 2013. She served as Chief Bank Counsel from August 2013 until November 2013. Ms. Kuhl served as Associate General Counsel from her hire in 2006 until August 2013.

Alisa E. Poe — Alisa Poe presently holds the positions of Chief Talent Officer, to which she was appointed in April 2010, and Chief of Staff, to which she was appointed in January 2014. She holds these positions for both First Financial Bancorp and First Financial Bank. Ms. Poe joined the company in September 2009 as Chief Human Resources Officer. Prior to joining First Financial, Ms. Poe was employed by The Midland Company and Structural Dynamics Research Corporation where she held various leadership roles in human resources, compensation and benefit management and corporate administration. Ms. Poe has over 25 years of experience in the human resources profession.

William J. Sorg — William “Skip” Sorg was appointed as the Chief Risk Officer of First Financial Bancorp and First Financial Bank effective December 1, 2014. He previously served as the First Vice President of Financial Planning and Balance Sheet Management from April 2013 through November 2014. Mr. Sorg joined First Financial in October 2009 as the Vice President of Asset Liability Management, a position he held through March 2013.

Richard Barbercheck — Richard Barbercheck was appointed to the position of Chief Credit Officer in July 2006. He first joined First Financial in 2005 as the Chief Risk Officer. Prior to joining First Financial, Mr. Barbercheck oversaw the Credit Risk Evaluation Group at Irwin Financial Corporation. Earlier in his career he served at several banks in executive-level positions located in southern Indiana. Mr. Barbercheck has over 33 years of banking experience with a predominance of experience in the commercial lending and credit administration areas.

Kevin T. Langford — Kevin Langford presently holds the position of President, Community Banking of First Financial Bank. He was appointed to this position effective December 2014 and focuses his attention on First Financial’s Indiana operations. Mr. Langford served as President, Western Markets and President, Consumer Banking from September 2013 until December 2014. He served as the Chief Administrative Officer of First Financial from April 2011 until September 2013. Mr. Langford joined First Financial in January 2006 as the Chief Information Officer.

C. Douglas Lefferson — Doug Lefferson presently holds the position of President, Community Banking of First Financial Bank. He was appointed to this position effective December 2014 and focuses his attention on First Financial’s Ohio and Kentucky operations. Mr. Lefferson previously served as President, Eastern Markets effective January 2014 until December 2014 and as President, Commercial Banking and Wealth Management from September 2013 until January 2014. He served as the Chief Banking Officer of First Financial Bank from November 2010 until September 2013. Mr. Lefferson also previously served as the Chief Operating Officer of First Financial Bancorp and First Financial Bank from April 2005 until November 2010 and as the Chief Financial Officer of First Financial Bancorp and First Financial Bank from January 2002 until April

2005. Mr. Lefferson joined First Financial in 1986 and has spent his entire banking career in various positions within the company.

Bradley J. Ringwald — Mr. Ringwald was appointed President, Specialty Banking of First Financial Bank in July 2014. In this role, he is responsible for business capital lending, equipment financing and franchise lending. Prior to his current role, he was the President of Corporate Banking from September 2013 until July 2014, the Commercial and Industrial Lending Product Manager from July 2011 to September 2013, and the Senior Vice President of Commercial and Industrial Lending from February 2010 to July 2011. Mr. Ringwald first joined First Financial in 2006 as the Special Assets Manager. Prior to joining First Financial Bank, he held positions in special assets and asset based lending at several regional financial institutions.  Mr. Ringwald has over 19 years of commercial banking experience and is a certified public accountant (inactive).

Jill A. Stanton — Jill Stanton presently serves as the President, Mortgage Banking, a position she has held since September 2013. She previously served as the Co-Chief Retail Banking Officer from June 2010 until September 2013. Ms. Stanton joined First Financial as the Senior Vice President of Retail and Small Business Lending in 2008. Prior to joining First Financial, she served as Senior Vice President at Irwin Union Bank and Trust Company, Columbus, Indiana. Ms. Stanton has over 25 years of experience within the financial services industry.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC". The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2014 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 23, 2015, our common stock was held by approximately 2,736 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2014, a total of 413,126 stock options and 494,452 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 17 of the Notes to Consolidated Financial Statements in First Financial’s 2014 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 of the Notes to Consolidated Financial Statements of First Financial's 2014 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which of our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	413,126	$14.32	1,276,243
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. 2012 Stock Plan (2012 Plan), 2009 Employee Stock Plan (Stock Plan), Amended and Restated 2009 Non-Employee Director Stock Plan (Director Plan), 1999 Stock Option Plan for Non-Employee Directors (1999 Directors Plan) and the 1999 Stock Incentive Plan for Officers and Employees (Incentive Plan).  All five plans include provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Director Plan permits the Board of Directors and the Incentive Plan permits the Board of Directors or the Compensation Committee to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors (or, in the cases of the Stock Plan and the Incentive Plan, the Compensation Committee) may determine to be appropriate in its sole discretion.  Of the securities reported in column (c) 7,371 are available for future issuance under the Director Plan and 1,268,872 are available under the 2012 Plan.

N/A - Not applicable.

Stock Performance Graph
The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2014 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
November 1 to November 30, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	48,862	18.05	N/A	N/A
December 1 to December 31, 2014
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	225,709	18.57	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	0	$0.00	N/A
Stock Plans	274,571	$18.48	N/A

(1)
Except with respect to the share repurchase program, the number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Director Fee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, Amended and Restated 2009 Non-Employee Director Stock Plan and 2012 Stock Plan (the last five plans are referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to those plans and the average price paid per share.  Purchases for the Director Fee Stock Plan were made in open-market transactions directly for each director's account.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

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

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2014 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2014 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 15-Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2014 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2014 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2014 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s 2014 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls
First Financial maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition.  There were no changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting during the year ended December 31, 2014.

Item 9B.  Other Information.
Effective February 20, 2015, First Financial entered into an Agreement for Stock Award between First Financial and Claude E. Davis, Chief Executive Officer of First Financial, relating to the award of shares to Mr. Davis pursuant to the Key Executive Short Term Incentive Plan approved by shareholders at the Annual Meeting of Shareholders on May 24, 2011.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Compliance with Section 16(a) of the Exchange Act,” and “Shareholder Nominations for Election to the Board” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on
May 26, 2015, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 20 of the Notes to Consolidated Financial Statements included in First Financial’s 2014 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance - Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2014 Annual Report (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2014 Annual Report

Consolidated Balance Sheets as of December 31, 2014 and 2013 - Incorporated by reference from First Financial’s 2014 Annual Report

Consolidated Statements of Income for years ended December 31, 2014, 2013, and 2012 - Incorporated by reference from First Financial’s 2014 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2014, 2013, and 2012 - Incorporated by reference from First Financial’s 2014 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012 - Incorporated by reference from First Financial’s 2014 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2014, 2013, and 2012 - Incorporated by reference from First Financial’s 2014 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2014 Annual Report

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

2.4
Agreement and Plan of Merger between First Financial, First Financial Bank, National Association and The First Bexley Bank dated as of December 17, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762)

2.5
Agreement and Plan of Merger between First Financial Bancorp., First Financial Bank, National Association, and Insight Bank, dated as of December 19, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762)

2.6
Agreement of Merger among First Financial Bancorp, Guernsey Bancorp, Inc., and Robert D. Patrella, dated as of April 29, 2014 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2014 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762)

3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as exhibit 3.1 to the Form S-3 on July 31, 2014 and incorporated hereby by reference)(File No. 333-197771).

3.2
Amended and Restated Regulations of First Financial Bancorp., as amended as of May 1, 2007 (filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference) (File No. 000-12379).

3.3
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

10.1	Agreement for Stock Award pursuant to the 2011 Key Executive Incentive Plan between First Financial Bancorp. and Claude E. Davis.*
10.2	First Financial Bancorp. Amended and Restated Key Management Severance Plan effective January 1, 2013 (as approved November 28, 2012).
10.3	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 (incorporated herein by reference to a Registration Statement on Form S-3)(File No. 333-25745).
10.4	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3) (File No. 333-86781).*

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

10.7	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.8	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.9
First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.10	Form of Stock Option Agreement for Incentive Stock Options (2005 - 2008) (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*
10.11	Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*
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
10.15
First Financial Bancorp. Amended and Restated 2009 Non-Employee Director Stock Plan (filed as Appendix B to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.16
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.17
Form of Agreement for Restricted Stock Awards for Awards under the First Financial Bancorp. 2009 Employee Stock Plan (filed as Exhibit 10.31 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.18
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Employee Plan (3-year vesting/accrual of dividends) (filed as Exhibit 10.33 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762).*

10.19
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762).*

10.20	First Financial Bancorp. Short-Term Incentive Plan (filed as Appendix C to the Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference) (File No. 001-34762).*
10.21
Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011-12 grants) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.22	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.23
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends)(filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762).*

10.24
Agreement for Performance-Based Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan between First Financial Bancorp. and Claude E. Davis (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762).*

10.25
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.26
Severance and Change in Control Agreement between First Financial Bancorp. and Kevin T. Langford, President - Consumer Banking dated November 1, 2013 (filed as Exhibit 10.2 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.27
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

10.28	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 6, 2014) (File No. 001-34762).*
10.29
Repayment Agreement between First Financial Bancorp. and Kevin T. Langford, President, Western Markets, and President of Consumer Banking, effective July 17, 2014 (filed as Exhibit 10.1 to the Form 8-K filed on July 22, 2014 and incorporated herein by reference)(File No. 001-34762).*

10.30
Amended and Restated Employment and Non-Competition Agreement between Richard Barbercheck and First
Financial Bancorp. dated November 19, 2009 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 10-Q filed on May 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

13	Registrant’s annual report to shareholders for the year ended December 31, 2014.
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
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
Chief Executive Officer

Date	2/24/2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ Anthony M. Stollings
Claude E. Davis, Director		Anthony M. Stollings
Chief Executive Officer		President and Chief Operating Officer

Date	2/24/2015	Date	2/24/2015

/s/ Murph Knapke		/s/ John M. Gavigan
Murph Knapke, Director		John M. Gavigan, Senior Vice President and Chief Financial Officer
Chairman of the Board		(Principal Accounting Officer)

Date	2/24/2015	Date	2/24/2015

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/24/2015	Date	2/24/2015

/s/ Cynthia O. Booth		/s/ Mark A. Collar
Cynthia O. Booth, Director		Mark A. Collar, Director

Date	2/24/2015	Date	2/24/2015

/s/ Corinne R. Finnerty		/s/ Peter E. Geier
Corinne R. Finnerty, Director		Peter E. Geier, Director

Date	2/24/2015	Date	2/24/2015

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/24/2015	Date	2/24/2015

/s/ Jeffrey D. Meyer		/s/ Richard E. Olszewski
Jeffrey D. Meyer, Director		Richard E. Olszewski, Director

Date	2/24/2015	Date	2/24/2015

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director

Date	2/24/2015