Form 10-Q
period 2015-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2015-05-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2015
Common stock, No par value	61,685,656

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial Bancorp has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for loan and lease losses	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	First Financial Bank	First Financial Bank, N.A.
ATM	Automated teller machine	GAAP	U.S. Generally Accepted Accounting Principles
Bank	First Financial Bank, N.A.	N/A	Not applicable
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	NII	Net interest income
BP	basis point	OREO	Other real estate owned
Company	First Financial Bancorp.	SEC	United States Securities and Exchange Commission
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$111,011	$110,122
Interest-bearing deposits with other banks	25,350	22,630
Investment securities available-for-sale, at market value (cost $893,123 at March 31, 2015 and $849,504 at December 31, 2014)	892,169	840,468
Investment securities held-to-maturity (market value $855,083 at March 31, 2015 and $874,749 at December 31, 2014)	839,666	867,996
Other investments	53,393	52,626
Loans held for sale	14,937	11,005
Loans and leases
Commercial	1,298,874	1,315,114
Real estate-construction	227,969	197,571
Real estate-commercial	2,120,084	2,140,667
Real estate-residential	496,852	501,894
Installment	43,798	47,320
Home equity	456,278	458,627
Credit card	37,886	38,475
Lease financing	81,796	77,567
Total loans and leases	4,763,537	4,777,235
Less: Allowance for loan and lease losses	53,076	52,858
Net loans and leases	4,710,461	4,724,377
Premises and equipment	140,477	141,381
Goodwill	137,739	137,739
Other intangibles	7,847	8,114
FDIC indemnification asset	20,397	22,666
Accrued interest and other assets	292,349	278,697
Total assets	$7,245,796	$7,217,821

Liabilities
Deposits
Interest-bearing	$1,214,882	$1,225,378
Savings	1,922,815	1,889,473
Time	1,277,291	1,255,364
Total interest-bearing deposits	4,414,988	4,370,215
Noninterest-bearing	1,299,602	1,285,527
Total deposits	5,714,590	5,655,742
Federal funds purchased and securities sold under agreements to repurchase	68,142	103,192
Federal Home Loan Bank short-term borrowings	523,500	558,200
Total short-term borrowings	591,642	661,392
Long-term debt	47,598	48,241
Total borrowed funds	639,240	709,633
Accrued interest and other liabilities	96,224	68,369
Total liabilities	6,450,054	6,433,744

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2015 and 2014	570,623	574,643
Retained earnings	360,390	352,893
Accumulated other comprehensive loss	(17,054)	(21,409)
Treasury stock, at cost, 7,043,844 shares in 2015 and 7,274,184 shares in 2014	(118,217)	(122,050)
Total shareholders' equity	795,742	784,077
Total liabilities and shareholders' equity	$7,245,796	$7,217,821

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Interest income
Loans, including fees	$54,464	$49,147
Investment securities
Taxable	9,608	10,437
Tax-exempt	1,117	810
Total interest on investment securities	10,725	11,247
Other earning assets	(1,181)	(1,406)
Total interest income	64,008	58,988
Interest expense
Deposits	4,820	3,316
Short-term borrowings	303	329
Long-term borrowings	299	524
Total interest expense	5,422	4,169
Net interest income	58,586	54,819
Provision for loan and lease losses	2,060	(1,033)
Net interest income after provision for loan and lease losses	56,526	55,852
Noninterest income
Service charges on deposit accounts	4,523	4,772
Trust and wealth management fees	3,634	3,746
Bankcard income	2,620	2,433
Net gains from sales of loans	1,464	396
Gains on sales of investment securities	0	50
FDIC loss sharing income	(1,046)	(508)
Accelerated discount on covered/formerly covered loans	2,092	1,015
Other	4,326	2,271
Total noninterest income	17,613	14,175
Noninterest expenses
Salaries and employee benefits	26,941	25,261
Net occupancy	5,005	5,299
Furniture and equipment	2,153	2,077
Data processing	2,772	2,858
Marketing	888	786
Communication	570	623
Professional services	1,970	1,724
State intangible tax	577	644
FDIC assessments	1,090	1,134
Loss (gain) - other real estate owned	474	451
Loss sharing expense	301	1,569
Other	5,327	5,416
Total noninterest expenses	48,068	47,842
Income before income taxes	26,071	22,185
Income tax expense	8,450	7,081
Net income	$17,621	$15,104
Net earnings per common share - basic	$0.29	$0.26
Net earnings per common share - diluted	$0.29	$0.26
Cash dividends declared per share	$0.16	$0.15
Average common shares outstanding - basic	61,013,489	57,091,604
Average common shares outstanding - diluted	61,731,844	57,828,179

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$17,621	$15,104
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	5,008	3,862
Change in retirement obligation	183	237
Unrealized gain (loss) on derivatives	(816)	(457)
Unrealized gain (loss) on foreign currency exchange	(20)	(9)
Other comprehensive income (loss)	4,355	3,633
Comprehensive income	$21,976	$18,737

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			15,104				15,104
Other comprehensive income (loss)				3,633			3,633
Cash dividends declared:
Common stock at $0.15 per share			(8,624)				(8,624)
Purchase of common stock					(40,255)	(697)	(697)
Excess tax benefit on share-based compensation		254					254
Exercise of stock options, net of shares purchased		(703)			33,794	564	(139)
Restricted stock awards, net of forfeitures		(4,194)			183,352	3,039	(1,155)
Share-based compensation expense		810					810
Balance at March 31, 2014	68,730,731	$573,243	$330,672	$(27,648)	(11,020,794)	$(184,920)	$691,347
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			17,621				17,621
Other comprehensive income (loss)				4,355			4,355
Cash dividends declared:
Common stock at $0.16 per share			(9,818)				(9,818)
Excess tax benefit on share-based compensation		99					99
Exercise of stock options, net of shares purchased		(170)			15,217	256	86
Restricted stock awards, net of forfeitures		(4,807)			215,123	3,577	(1,230)
Share-based compensation expense		858					858
Balance at March 31, 2015	68,730,731	$570,623	$360,390	$(17,054)	(7,043,844)	$(118,217)	$795,742

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Operating activities
Net income	$17,621	$15,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,060	(1,033)
Depreciation and amortization	3,208	3,178
Stock-based compensation expense	858	810
Pension expense (income)	(300)	(253)
Net amortization of premiums/accretion of discounts on investment securities	1,741	1,730
Gains on sales of investment securities	0	(50)
Originations of loans held for sale	(59,541)	(18,297)
Net gains from sales of loans held for sale	(1,464)	(396)
Proceeds from sales of loans held for sale	56,816	19,012
Deferred income taxes	2,313	0
Decrease (increase) in interest receivable	(2,354)	(2,663)
Decrease (increase) in cash surrender value of life insurance	(480)	(418)
Decrease (increase) in prepaid expenses	(919)	(892)
Decrease (increase) in indemnification asset	2,269	6,088
(Decrease) increase in accrued expenses	(7,396)	(7,760)
(Decrease) increase in interest payable	0	(130)
Other	670	(906)
Net cash provided by (used in) operating activities	15,102	13,124

Investing activities
Proceeds from sales of securities available-for-sale	25	92,573
Proceeds from calls, paydowns and maturities of securities available-for-sale	26,103	26,247
Purchases of securities available-for-sale	(55,005)	(61,081)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	27,155	22,584
Purchases of securities held-to-maturity	0	(67,350)
Net decrease (increase) in interest-bearing deposits with other banks	(2,720)	16,149
Net decrease (increase) in loans and leases	8,883	(68,533)
Proceeds from disposal of other real estate owned	4,557	12,082
Purchases of premises and equipment	(2,255)	(1,567)
Net cash provided by (used in) investing activities	6,743	(28,896)

Financing activities
Net (decrease) increase in total deposits	58,848	(17,118)
Net (decrease) increase in short-term borrowings	(69,750)	86,344
Payments on long-term borrowings	(532)	(610)
Cash dividends paid on common stock	(9,745)	(8,570)
Treasury stock purchase	0	(697)
Proceeds from exercise of stock options	124	64
Excess tax benefit on share-based compensation	99	254
Net cash provided by (used in) financing activities	(20,956)	59,667

Cash and due from banks
Net increase (decrease) in cash and due from banks	889	43,895
Cash and due from banks at beginning of period	110,122	117,620
Cash and due from banks at end of period	$111,011	$161,515

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp. (First Financial or the Company), a bank holding company, principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank, N.A. (First Financial Bank or the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts, including covered loans and the related allowance for loan and lease losses in the Consolidated Balance Sheets have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s formerly covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection through the October 1, 2019 relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses-covered, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and serve to update the First Financial Bancorp. Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2014.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and it is suggested that these interim statements be read in conjunction with the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements in the Company’s 2014 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In January 2014, the FASB issued an update (ASU 2014-01, Accounting for Investments in Qualified Affordable Housing
Projects) that permits First Financial to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, First Financial would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The amended guidance requires disclosure of the nature of First Financial’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on First Financial’s financial position and results of operation. The provisions of this update became effective for the interim reporting period ended March 31, 2015. First Financial made the election to adopt the proportional amortization method during the first quarter 2015 and had $14.8 million of affordable housing commitments as of March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued an update (ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be de-recognized and the real estate property recognized. The provisions of this update became effective for the interim reporting period ended March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

In April 2014, the FASB issued an update (ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) which redefines what constitutes a discontinued operation. Under the revised standard, a discontinued operation is a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale, that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of a major line of business, a major geographic area, a major equity method investment or other major parts of an entity. The new guidance eliminates the criteria prohibiting an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The provisions of this update became effective for the interim reporting period ended March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

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

In June 2014, the FASB issued an update (ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with a forward repurchase commitment and eliminates current guidance on repurchase financings. The ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The ASU requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The provisions of this update became effective for the interim reporting period ended March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued an update (ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) that requires a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: a) the loan has a government guarantee that is not separable from the loan before foreclosure, b) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and c) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The provisions of this update became effective for the interim reporting period ended March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$2	$0	$99
Securities of U.S. government agencies and corporations	17,041	209	0	17,250	11,318	186	0	11,504
Mortgage-backed securities	774,331	14,934	(482)	788,783	588,766	5,419	(8,615)	585,570
Obligations of state and other political subdivisions	43,495	955	(250)	44,200	85,401	2,376	(1,018)	86,759
Asset-backed securities	0	0	0	0	125,338	304	(181)	125,461
Other securities	4,799	51	0	4,850	82,203	1,449	(876)	82,776
Total	$839,666	$16,149	$(732)	$855,083	$893,123	$9,736	$(10,690)	$892,169

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2014:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$0	$97
Securities of U.S. government agencies and corporations	17,570	24	(23)	17,571	11,814	67	(1)	11,880
Mortgage-backed securities	801,465	7,813	(2,064)	807,214	611,497	4,462	(13,211)	602,748
Obligations of state and other political subdivisions	44,164	1,275	(193)	45,246	73,649	883	(947)	73,585
Asset-backed securities	0	0	0	0	74,784	155	(103)	74,836
Other securities	4,797	0	(79)	4,718	77,663	1,193	(1,534)	77,322
Total	$867,996	$9,112	$(2,359)	$874,749	$849,504	$6,760	$(15,796)	$840,468

The following table provides a summary of investment securities by estimated weighted average life as of March 31, 2015. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Market value	Amortized cost	Market value
Due in one year or less	$5,426	$5,545	$25,034	$25,125
Due after one year through five years	360,042	364,027	365,068	367,463
Due after five years through ten years	244,118	249,477	167,204	168,454
Due after ten years	230,080	236,034	335,817	331,127
Total	$839,666	$855,083	$893,123	$892,169

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. government agencies and corporations	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	27,187	(47)	299,124	(8,545)	326,311	(8,592)
Obligations of state and other political subdivisions	21,688	(214)	23,393	(1,054)	45,081	(1,268)
Asset-backed securities	59,696	(203)	0	0	59,696	(203)
Other securities	16,094	(297)	16,803	(579)	32,897	(876)
Total	$124,665	$(761)	$339,320	$(10,178)	$463,985	$(10,939)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$493	$(1)	$97	$0	$590	$(1)
Mortgage-backed securities	119,641	(420)	428,486	(13,780)	548,127	(14,200)
Obligations of state and other political subdivisions	12,746	(126)	37,516	(1,014)	50,262	(1,140)
Asset-backed securities	32,045	(103)	0	0	32,045	(103)
Other securities	12,831	(317)	30,005	(1,296)	42,836	(1,613)
Total	$177,756	$(967)	$496,104	$(16,090)	$673,860	$(17,057)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2015 or December 31, 2014.

For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. Lending activities are primarily concentrated in Ohio, Indiana and Kentucky, states where the Bank currently operates banking centers. Additionally, First Financial provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector throughout the United States. Commercial loan categories include commercial and industrial (commercial), commercial real estate, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

Purchased impaired loans. Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial accounts for the majority of loans acquired in FDIC transactions as purchased impaired loans, except for loans with revolving privileges, which are outside the scope of FASB ASC Topic 310-30, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans include loans previously covered under loss sharing agreements as well as loans that remain subject to FDIC loss sharing coverage.

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans.

First Financial had purchased impaired loans totaling $249.1 million and $264.9 million, at March 31, 2015 and December 31, 2014, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $289.6 million and $314.5 million as of March 31, 2015 and December 31, 2014, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$106,622	$133,671
Reclassification from/(to) nonaccretable difference	(1,576)	13,216
Accretion	(6,357)	(9,717)
Other net activity (1)	(6,701)	(5,772)
Balance at end of period	$91,988	$131,398
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized reclassifications from accretable to nonaccretable difference of $1.6 million during the first quarter of 2015, and recognized $13.2 million in reclassifications from nonaccretable to accretable difference during the same period in 2014 due to changes in the cash flow expectations related to certain loan pools. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis.

Covered loans. Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, covered loans are subject to a stated loss threshold whereby the FDIC will reimburse First Financial for 80% of losses up to a stated loss threshold and 95% of losses in excess of the threshold. These loss sharing agreements provide for partial loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans are provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis.

The Company's loss sharing agreements with the FDIC related to non-single family loans expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. Covered loans totaled $131.2 million as of March 31, 2015 and $135.7 million as of December 31, 2014.

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

First Financial considers repayment performance to be the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by 90 days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a TDR are also classified as nonperforming.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2015
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,250,649	$226,090	$2,005,998	$80,218	$3,562,955
Special Mention	27,689	136	26,119	1,453	55,397
Substandard	20,536	1,743	87,967	125	110,371
Doubtful	0	0	0	0	0
Total	$1,298,874	$227,969	$2,120,084	$81,796	$3,728,723

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$486,466	$43,458	$450,733	$37,886	$1,018,543
Nonperforming	10,386	340	5,545	0	16,271
Total	$496,852	$43,798	$456,278	$37,886	$1,034,814

	As of December 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,265,116	$195,787	$2,027,897	$75,839	$3,564,639
Special Mention	30,903	0	25,928	1,728	58,559
Substandard	19,095	1,784	86,842	0	107,721
Doubtful	0	0	0	0	0
Total	$1,315,114	$197,571	$2,140,667	$77,567	$3,730,919

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$490,314	$46,806	$452,281	$38,475	$1,027,876
Nonperforming	11,580	514	6,346	0	18,440
Total	$501,894	$47,320	$458,627	$38,475	$1,046,316

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$2,169	$511	$3,660	$6,340	$1,277,267	$1,283,607	$15,267	$1,298,874	$0
Real estate - construction	0	0	223	223	226,403	226,626	1,343	227,969	0
Real estate - commercial	9,852	1,722	13,838	25,412	1,933,639	1,959,051	161,033	2,120,084	0
Real estate - residential	1,049	151	3,251	4,451	424,523	428,974	67,878	496,852	0
Installment	283	8	121	412	40,860	41,272	2,526	43,798	0
Home equity	410	426	3,202	4,038	451,179	455,217	1,061	456,278	0
Other	274	167	85	526	119,156	119,682	0	119,682	85
Total	$14,037	$2,985	$24,380	$41,402	$4,473,027	$4,514,429	$249,108	$4,763,537	$85

	As of December 31, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$1,002	$3,647	$2,110	$6,759	$1,290,975	$1,297,734	$17,380	$1,315,114	$0
Real estate - construction	276	0	223	499	195,773	196,272	1,299	197,571	0
Real estate - commercial	8,356	838	13,952	23,146	1,944,207	1,967,353	173,314	2,140,667	0
Real estate - residential	1,198	344	4,224	5,766	426,908	432,674	69,220	501,894	0
Installment	133	17	272	422	44,235	44,657	2,663	47,320	0
Home equity	697	466	4,079	5,242	452,357	457,599	1,028	458,627	0
Other	1,133	128	216	1,477	114,565	116,042	0	116,042	216
Total	$12,795	$5,440	$25,076	$43,311	$4,469,020	$4,512,331	$264,904	$4,777,235	$216

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors such as insufficient collateral value. The accrual of interest income is discontinued, and previously accrued but unpaid interest is reversed when a loan is classified as nonaccrual. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan may return to accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 254 TDRs totaling $35.7 million at March 31, 2015, including $15.4 million on accrual status and $20.3 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at March 31, 2015. At March 31, 2015, the allowance for loan and lease losses included reserves of $4.3 million related to TDRs. For the three months ended March 31, 2015, First Financial charged off an insignificant amount for the portion of TDRs determined to be uncollectible. Additionally, at March 31, 2015, approximately $9.0 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 262 TDRs totaling $28.2 million at December 31, 2014, including $15.9 million of loans on accrual status and $12.3 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2014, the allowance for loan and lease losses included reserves of $3.7 million related to TDRs. For the year ended December 31, 2014, First Financial charged off $1.0 million for the portion of TDRs determined to be uncollectible. At December 31, 2014, approximately $10.5 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31, 2015			March 31, 2014
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	8	$360	$359	3	$73	$73
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	6	12,914	9,343	6	1,857	1,849
Real estate - residential	0	0	0	9	545	539
Installment	0	0	0	1	3	3
Home equity	0	0	0	8	247	246
Total	14	$13,274	$9,702	27	$2,725	$2,710

The following table provides information on how TDRs were modified during the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Extended maturities	$9,481	$669
Adjusted interest rates	0	293
Combination of rate and maturity changes	62	1,253
Forbearance	0	66
Other (1)	159	429
Total	$9,702	$2,710
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers classified as a TDR that are 90 days or more past due on any principal or interest payments, or who prematurely terminate a restructured loan agreement without paying off the contractual principal balance (for example, in a deed-in-lieu arrangement), are considered to be in payment default of the terms of the TDR agreement.

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	Three months ended
	March 31, 2015		March 31, 2014
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	0	$0	1	$143
Real estate - construction	0	0	0	0
Real estate - commercial	3	967	0	0
Real estate - residential	1	73	0	0
Installment	0	0	1	1
Home equity	0	0	1	24
Total	4	$1,040	3	$168

Impaired Loans. Loans classified as nonaccrual, excluding purchased impaired loans, and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Impaired loans
Nonaccrual loans (1)
Commercial	$7,376	$6,627
Real estate-construction	223	223
Real estate-commercial	30,180	27,969
Real estate-residential	6,100	7,241
Installment	278	451
Home equity	4,996	5,958
Nonaccrual loans (1)	49,153	48,469
Accruing troubled debt restructurings	15,429	15,928
Total impaired loans	$64,582	$64,397
(1) Nonaccrual loans include nonaccrual TDRs of $20.3 million and $12.3 million as of March 31, 2015 and December 31, 2014, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$967	$879
Interest included in income
Nonaccrual loans	171	84
Troubled debt restructurings	132	109
Total interest included in income	303	193
Net impact on interest income	$664	$686

Commitments outstanding to borrowers with nonaccrual loans	$0	$29

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

First Financial's investment in impaired loans was as follows:

	As of March 31, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized
Loans with no related allowance recorded
Commercial	$8,649	$10,841	$0	$8,130	$45
Real estate - construction	223	443	0	223	0
Real estate - commercial	22,729	27,633	0	21,007	108
Real estate - residential	8,597	9,917	0	9,079	47
Installment	340	381	0	427	2
Home equity	5,444	7,768	0	5,845	19
Other	0	0	0	0	0
Total	45,982	56,983	0	44,711	221

Loans with an allowance recorded
Commercial	1,620	2,104	742	2,009	3
Real estate - construction	0	0	0	0	0
Real estate - commercial	15,090	15,564	3,512	15,765	69
Real estate - residential	1,789	1,825	290	1,904	9
Installment	0	0	0	0	0
Home equity	101	101	2	101	1
Other	0	0	0	0	0
Total	18,600	19,594	4,546	19,779	82

Total
Commercial	10,269	12,945	742	10,139	48
Real estate - construction	223	443	0	223	0
Real estate - commercial	37,819	43,197	3,512	36,772	177
Real estate - residential	10,386	11,742	290	10,983	56
Installment	340	381	0	427	2
Home equity	5,545	7,869	2	5,946	20
Other	0	0	0	0	0
Total	$64,582	$76,577	$4,546	$64,490	$303

	As of December 31, 2014
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$7,611	$9,284	$0	$7,146	$146
Real estate - construction	223	443	0	223	0
Real estate - commercial	19,285	23,631	0	15,653	285
Real estate - residential	9,561	10,867	0	9,485	182
Installment	514	577	0	513	8
Home equity	6,246	9,041	0	5,658	85
Other	0	0	0	0	0
Total	43,440	53,843	0	38,678	706

Loans with an allowance recorded
Commercial	2,398	2,605	739	4,234	57
Real estate - construction	0	0	0	0	0
Real estate - commercial	16,439	17,662	4,002	11,471	187
Real estate - residential	2,019	2,080	310	2,088	40
Installment	0	0	0	0	0
Home equity	101	101	2	101	3
Other	0	0	0	0	0
Total	20,957	22,448	5,053	17,894	287

Total
Commercial	10,009	11,889	739	11,380	203
Real estate - construction	223	443	0	223	0
Real estate - commercial	35,724	41,293	4,002	27,124	472
Real estate - residential	11,580	12,947	310	11,573	222
Installment	514	577	0	513	8
Home equity	6,347	9,142	2	5,759	88
Other	0	0	0	0	0
Total	$64,397	$76,291	$5,053	$56,572	$993

OREO. OREO is comprised of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2015 (1)	2014 (1)
Balance at beginning of period	$22,674	$46,926
Additions
Commercial	2,173	1,564
Residential	1,058	398
Total additions	3,231	1,962
Disposals
Commercial	4,145	11,838
Residential	412	244
Total disposals	4,557	12,082
Valuation adjustment
Commercial	418	930
Residential	24	85
Total valuation adjustment	442	1,015
Balance at end of period	$20,906	$35,791

(1) Includes OREO subject to loss sharing agreements of $0.3 million and $23.0 million at March 31, 2015 and 2014, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$22,666	$45,091
Adjustments not reflected in income
Net FDIC claims (received) / paid	204	(104)
Adjustments reflected in income
Amortization	(1,195)	(1,416)	Interest income, other earning assets
FDIC loss sharing income	(1,046)	(508)	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	(232)	(4,060)	Noninterest income, accelerated discount on covered loans
Impairment valuation adjustment	0	0	Noninterest expenses, FDIC indemnification impairment
Balance at end of period	$20,397	$39,003

The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets as well as on-going assessment of the collectibility of the indemnification assets. The primary activities impacting the FDIC indemnification asset are FDIC claims, amortization, FDIC loss sharing income and accelerated discount.

FDIC claims - First Financial files quarterly certifications with the FDIC and submits claims for losses, valuation adjustments and collection expenses incurred, less recoveries of any previous amounts claimed that are reimbursable back to the FDIC, as allowed under the loss sharing agreements. Cash reimbursements are generally received within 30 days of filing and are recorded as a credit to the indemnification asset balance, thus reducing its carrying value.

Amortization - As the yield on covered loans increased over time as a result of improvement in the expected cash flows on covered loans, the yield on the indemnification asset declined. The yield on the indemnification asset became negative in the first quarter of 2011 at which time the indemnification asset began to decline through monthly amortization at the negative yield.

FDIC loss sharing income - FDIC loss sharing income represents the proportionate share of credit costs on covered assets that First Financial expects to receive from the FDIC. Credit costs on covered assets include provision expense on covered loans, losses on covered OREO and other covered collection and asset resolution costs recorded as loss sharing expense under noninterest expenses in the Consolidated Statements of Income.

Offset to accelerated discount - Accelerated discounts on covered loans occur when covered loans prepay and represent the accelerated recognition of the remaining discount that would have been recognized over the life of the loan had the loan not prepaid. In conjunction with the recognition of accelerated discount, First Financial also recognizes a related offset through noninterest income and reduction to the indemnification asset for a portion of the discount representing expected credit loss included in the discount recorded at acquisition.

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans and leases. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments). This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first three months of 2015.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

During 2014, First Financial completed the mergers of The First Bexley Bank (First Bexley), Insight Bank (Insight) and Guernsey Bancorp, Inc (Guernsey). Loans acquired in connection with those mergers were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan and lease loss (ALLL). See Note 15 - Business Combinations for further detail.

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the first quarter of 2015 and, as a result of improved cash flow expectations from the updated valuations, recognized negative provision expense, or impairment recapture, of $0.3 million and realized net recoveries of $0.5 million, resulting in an ending allowance of $10.3 million as of March 31, 2015. For the first quarter of 2014, First Financial recognized negative provision expense of $2.2 million and net charge-offs of $6.1 million, resulting in an ending allowance of $10.6 million.

First Financial recognized loss sharing expenses primarily related to attorney fees, appraisal costs and delinquent taxes of $0.3 million and $1.6 million for the first quarters of 2015 and 2014, respectively. The Company also recognized gains on covered OREO of $0.3 million for the first quarter of 2015 and losses on covered OREO of $33 thousand for the first quarter of 2014. The net payable due to the FDIC under loss sharing agreements related to covered loan provision expense, gains/losses on covered OREO and loss sharing expenses of $1.0 million was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset during the first quarter of 2015. The net payable due to the FDIC under loss sharing agreements of $0.5 million for the first quarter of 2014, was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$42,820	$43,829
Provision for loan and lease losses	2,343	1,159
Loans charged off	(3,128)	(2,424)
Recoveries	750	459
Balance at end of period	$42,785	$43,023

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$10,038	$18,901
Provision for loan and lease losses	(283)	(2,192)
Loans charged-off	(1,916)	(7,240)
Recoveries	2,452	1,104
Balance at end of period	$10,291	$10,573

Changes in the allowance for loan and lease losses on total loans
Balance at beginning of period	$52,858	$62,730
Provision for loan and lease losses	2,060	(1,033)
Loans charged-off	(5,044)	(9,664)
Recoveries	3,202	1,563
Balance at end of period	$53,076	$53,596

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended March 31, 2015
			Real Estate
(Dollars in thousands)	Comm		Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$11,259		$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Provision for loan and lease losses	1,852		163	(722)	294	51	566	139	2,343	(283)	2,060
Gross charge-offs	1,481		0	208	314	131	700	294	3,128	1,916	5,044
Recoveries	44		29	354	64	60	154	45	750	2,452	3,202
Total net charge-offs	1,437		(29)	(146)	250	71	546	249	2,378	(536)	1,842
Ending allowance for loan and lease losses	$11,674		$1,237	$20,092	$2,872	$303	$4,280	$2,327	$42,785	$10,291	$53,076
Ending allowance on loans individually evaluated for impairment	$742		$0	$3,512	$290	$0	$2	$0	$4,546	$0	$4,546
Ending allowance on loans collectively evaluated for impairment	10,932		1,237	16,580	2,582	303	4,278	2,327	38,239	10,291	48,530
Ending allowance for loan and lease losses	$11,674		$1,237	$20,092	$2,872	$303	$4,280	$2,327	$42,785	$10,291	$53,076
Loans
Ending balance of loans individually evaluated for impairment	$7,991		$0	$28,133	$2,679	$0	$367	$0	$39,170	$0	$39,170
Ending balance of loans collectively evaluated for impairment	1,275,496	0	226,626	1,938,201	426,295	40,893	415,631	117,616	4,440,758	283,609	4,724,367
Total loans	$1,283,487		$226,626	$1,966,334	$428,974	$40,893	$415,998	$117,616	$4,479,928	$283,609	$4,763,537

	Twelve months ended December 31, 2014
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829	$18,901	$62,730
Provision for loan and lease losses	871	221	1,325	181	23	565	183	3,369	(1,841)	1,528
Gross charge-offs	1,440	0	2,329	922	283	1,745	1,158	7,877	18,096	25,973
Recoveries	1,260	0	1,194	190	218	231	406	3,499	11,074	14,573
Total net charge-offs	180	0	1,135	732	65	1,514	752	4,378	7,022	11,400
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Ending allowance on loans individually evaluated for impairment	$739	$0	$4,002	$310	$0	$2	$0	$5,053	$0	$5,053
Ending allowance on loans collectively evaluated for impairment	10,520	1,045	16,666	2,518	323	4,258	2,437	37,767	10,038	47,805
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$6,122	$0	$25,938	$2,963	$0	$609	$0	$35,632	$0	$35,632
Ending balance of loans collectively evaluated for impairment	1,291,190	196,272	1,948,757	429,712	44,269	415,420	113,969	4,439,589	302,014	4,741,603
Total loans - excluding covered loans	$1,297,312	$196,272	$1,974,695	$432,675	$44,269	$416,029	$113,969	$4,475,221	$302,014	$4,777,235

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. During the third quarter of 2014, First Financial recorded additions to goodwill related to the acquisitions of First Bexley, Insight and Guernsey. For further detail, see Note 15 – Business Combinations.

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2014 and no impairment was indicated.  As of March 31, 2015, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value, and no changes to goodwill were recorded for the quarter ended March 31, 2015. Therefore, as of March 31, 2015 and December 31, 2014, First Financial had goodwill of $137.7 million.

Other intangible assets. Other intangible assets primarily consists of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $7.3 million and $7.7 million as of March 31, 2015 and December 31, 2014, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.3 years. Amortization expense was $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

First Financial had $523.5 million in short-term borrowings with the FHLB at March 31, 2015 and $558.2 million as of December 31, 2014. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million that matures on June 1, 2015. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of March 31, 2015.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $25.0 million in repurchase agreements which have remaining maturities of less than 1 year and a weighted average rate of 3.54% as of March 31, 2015 and December 31, 2014.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FHLB Advances	$21,823	1.62%	$22,466	2.52%
National Market Repurchase Agreement	25,000	3.54%	25,000	3.54%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$47,598	2.60%	$48,241	3.01%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,808	$0	$7,808	$(2,800)	$5,008	$(2,506)	$5,008	$2,502
Unrealized gain (loss) on derivatives	(1,293)	0	(1,293)	477	(816)	(949)	(816)	(1,765)
Retirement obligation	0	(350)	350	(167)	183	(17,904)	183	(17,721)
Foreign currency translation	(20)	0	(20)	0	(20)	(50)	(20)	(70)
Total	$6,495	$(350)	$6,845	$(2,490)	$4,355	$(21,409)	$4,355	$(17,054)

	Three months ended March 31, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$6,098	$50	$6,048	$(2,186)	$3,862	$(16,289)	$3,862	$(12,427)
Unrealized gain (loss) on derivatives	(844)	(115)	(729)	272	(457)	602	(457)	145
Retirement obligation	0	(378)	378	(141)	237	(15,565)	237	(15,328)
Foreign currency translation	(9)	0	(9)	0	(9)	(29)	(9)	(38)
Total	$5,245	$(443)	$5,688	$(2,055)	$3,633	$(31,281)	$3,633	$(27,648)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month period:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended
	March 31,
(Dollars in thousands)	2015	2014	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$0	$(115)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	0	50	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	100	103	Salaries and employee benefits
Recognized net actuarial loss (2)	(450)	(481)	Salaries and employee benefits
Amortization and settlement charges of defined benefit pension items	(350)	(378)	Salaries and employee benefits
Total reclassifications for the period, before tax	$(350)	$(443)
(1) Negative amount are reductions to net income.
(2) Included in the computation of net periodic pension cost (see Note 12 - Employee Benefit Plans for additional details).

NOTE 9:  DERIVATIVES

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

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits. At March 31, 2015, the Company had a total counterparty notional amount outstanding of approximately $600.6 million, spread among nine counterparties, with an outstanding liability from these contracts of $17.1 million. At December 31, 2014, the Company had a total counterparty notional amount outstanding of approximately $566.2 million, spread among nine counterparties, with an outstanding liability from these contracts of $12.4 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		March 31, 2015			December 31, 2014
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$6,987	$0	$(377)	$8,739	$0	$(440)
Matched interest rate swaps with borrower	Accrued interest and other assets	443,620	14,352	0	407,423	11,150	(249)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	443,620	0	(14,420)	407,423	249	(11,227)
Total		$894,227	$14,352	$(14,797)	$823,585	$11,399	$(11,916)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$377	$0	$377	$440	$0	$440
Matched interest rate swaps with counterparty	14,431	(13,688)	743	11,476	(12,260)	(784)
Total	$14,808	$(13,688)	$1,120	$11,916	$(12,260)	$(344)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2015:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$6,987	1.9	$(377)	2.05%	6.85%
Receive fixed, matched interest rate swaps with borrower	443,620	4.2	14,352	4.59%	2.66%
Pay fixed, matched interest rate swaps with counterparty	443,620	4.2	(14,420)	2.66%	4.59%
Total asset conversion swaps	$894,227	4.2	$(445)	3.61%	3.65%

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits, totaling $150.0 million as of March 31, 2015 and December 31, 2014. These interest rate swaps qualify for hedge accounting and involve the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial and have a remaining weighted average term of approximately 3.7 years. Accrued interest and other liabilities included $3.0 million at March 31, 2015 and $1.7 million at December 31, 2014, respectively, reflecting the fair value of these cash flow hedges.

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with other counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $26.3 million as of March 31, 2015 and $26.4 million as of December 31, 2014. The fair value of these agreements were recorded on the Consolidated Balance Sheets as liabilities of $0.1 million as of March 31, 2015 and December 31, 2014.

NOTE 10:  INCOME TAXES

For the first quarter 2015, income tax expense was $8.5 million, resulting in an effective tax rate of 32.4%, compared with income tax expense of $7.1 million and an effective tax rate of 31.9% for the comparable period in 2014. The increase in the effective tax rate for the first quarter 2015, as compared to the same period in 2014, was primarily the result of a favorable adjustment related to a change in state tax laws in 2014, partially offset by an increase in tax-exempt income during the period.

At March 31, 2015, and December 31, 2014, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded.  First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Management determined that no reserve for income tax-related uncertainties was necessary as of March 31, 2015 and December 31, 2014.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2011 have been closed and are no longer subject to U.S. federal income tax examinations. The tax year 2012 is currently under examination by the federal taxing authority. At this time, First Financial is not aware of any material impact to the Company's financial position and results of operations as a result of this examination. Tax years 2011 through 2013 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2010.  Tax years 2010 through 2013 remain open to state and local examination in various jurisdictions.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

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

First Financial’s exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for standby letters of credit and outstanding commitments to extend credit, is represented by the contractual amounts of those instruments.  First Financial uses the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets.

Loan commitments. Loan commitments are agreements to extend credit to a client as long as there is no violation of any condition established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.8 billion at both March 31, 2015 and December 31, 2014.

First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $19.5 million and

$22.8 million at March 31, 2015, and December 31, 2014, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in Affordable housing projects. First Financial has made investments in certain qualified affordable housing projects. These projects provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and First Financial receives corresponding tax credits that are an indirect federal subsidy that finances low-income housing and allows investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $14.8 million and $14.9 million as of March 31, 2015 and December 31, 2014, respectively, and First Financial had no affordable housing contingent commitments as of March 31, 2015 or December 31, 2014. The affordable housing investments resulted in $0.4 million and $0.3 million of tax credits for the three months ended March 31, 2015 and 2014, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2015. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2015 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2014.  As a result of the plan’s actuarial projections for 2015, First Financial recorded income related to its pension plan of $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Service cost	$1,175	$1,041
Interest cost	550	620
Expected return on assets	(2,375)	(2,292)
Amortization of prior service cost	(100)	(103)
Net actuarial loss	450	481
Net periodic benefit (income) cost	$(300)	$(253)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Numerator
Net income available to common shareholders	$17,621	$15,104

Denominator
Basic earnings per common share - weighted average shares	61,013,489	57,091,604
Effect of dilutive securities
Employee stock awards	567,806	591,659
Warrants	150,549	144,916
Diluted earnings per common share - adjusted weighted average shares	61,731,844	57,828,179

Earnings per share available to common shareholders
Basic	$0.29	$0.26
Diluted	$0.29	$0.26

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of March 31, 2015 and 2014. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 20,626 and 24,026 using a period end price at March 31, 2015 and 2014, respectively.

During the second quarter of 2014, the Company received shareholder authorization to issue up to 10,000,000 preferred shares. As of March 31, 2015, no preferred shares were issued or outstanding.

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

Loans and leases. The fair value of commercial, commercial real estate, residential real estate and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of loans as Level 3 in the fair value hierarchy.

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are valued at the lower of cost or fair value for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Fair values for purchased impaired loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. First Financial estimated the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Fair values for acquired loans accounted for outside of FASB ASC Topic 310-30 were estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency. The carrying amount of accrued interest approximates its fair value.

The Company classifies the estimated fair value of covered loans as Level 3 in the fair value hierarchy.

FDIC indemnification asset. Fair value of the FDIC indemnification asset was estimated using projected cash flows related to the loss sharing agreements based on expected reimbursements for losses and the applicable loss sharing percentages. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, and may be impacted by the relatively short remaining term of loss sharing coverage on covered commercial assets. The five year period of loss protection expired for the majority of First Financial's covered commercial loans and covered OREO during the third quarter of 2014. The Company classifies the estimated fair value of the indemnification asset as Level 3 in the fair value hierarchy.

Deposits liabilities. The fair value of demand deposits, savings accounts and certain money-market deposits was the amount payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date.  The fair value of fixed-rate certificates of deposit was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2015
Financial assets
Cash and short-term investments	$136,361	$136,361	$136,361	$0	$0
Investment securities held-to-maturity	839,666	855,083	0	855,083	0
Other investments	53,393	53,393	0	53,393	0
Loans held for sale	14,937	14,937	0	14,937	0
Loans and leases, net of ALLL	4,710,461	4,763,351	0	0	4,763,351
FDIC indemnification asset	20,397	11,546	0	0	11,546

Financial liabilities
Deposits
Noninterest-bearing	$1,299,602	$1,299,602	$0	$1,299,602	$0
Interest-bearing demand	1,214,882	1,214,882	0	1,214,882	0
Savings	1,922,815	1,922,815	0	1,922,815	0
Time	1,277,291	1,282,550	0	1,282,550	0
Total deposits	5,714,590	5,719,849	0	5,719,849	0
Short-term borrowings	591,642	591,642	591,642	0	0
Long-term debt	47,598	48,792	0	48,792	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets
Cash and short-term investments	$132,752	$132,752	$132,752	$0	$0
Investment securities held-to-maturity	867,996	874,749	0	874,749	0
Other investments	52,626	52,626	0	52,626	0
Loans held for sale	11,005	11,005	0	11,005	0
Loans and leases, net of ALLL	4,724,377	4,763,619	0	0	4,763,619
FDIC indemnification asset	22,666	12,449	0	0	12,449

Financial liabilities
Deposits
Noninterest-bearing	$1,285,527	$1,285,527	$0	$1,285,527	$0
Interest-bearing demand	1,225,378	1,225,378	0	1,225,378	0
Savings	1,889,473	1,889,473	0	1,889,473	0
Time	1,255,364	1,254,070	0	1,254,070	0
Total deposits	5,655,742	5,654,448	0	5,654,448	0
Short-term borrowings	661,392	661,392	661,392	0	0
Long-term debt	48,241	49,674	0	49,674	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2015
Assets
Derivatives	$0	$14,352	$0	$14,352
Investment securities available-for-sale	8,533	883,636	0	892,169
Total	$8,533	$897,988	$0	$906,521

Liabilities
Derivatives	$0	$17,847	$0	$17,847

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2014
Assets
Derivatives	$0	$11,399	$0	$11,399
Investment securities available-for-sale	8,406	832,062	0	840,468
Total	$8,406	$843,461	$0	$851,867

Liabilities
Derivatives	$0	$13,662	$0	$13,662

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2015
Assets
Impaired loans (1)	$0	$0	$12,456
OREO	0	0	12,566

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2014
Assets
Impaired loans (1)	$0	$0	$14,096
OREO	0	0	13,094
(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), observable market data for similar assets and liabilities (Level 2), and independent third party valuations and borrower records, discounted as appropriate (Level 3).

NOTE 15:  BUSINESS COMBINATIONS

First Financial completed three business combinations in the Columbus, Ohio market during 2014 as follows:

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

The First Bexley, Insight and Guernsey transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition dates, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisitions as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans and intangible assets and liabilities. As a result, the fair value adjustment in the accounts are preliminary and may change as information becomes available but no later than August 2015.

The following table provides the purchase price calculation as of the acquisition dates and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on third-party valuations.

(Dollars in thousands)	First Bexley	Insight	Guernsey	Total
Purchase consideration
Cash consideration	$10,810	$9,880	$13,500	$34,190
Stock consideration	33,699	26,730	0	60,429
Other consideration	0	0	2,523	2,523
Total purchase consideration	$44,509	$36,610	$16,023	$97,142

Assets acquired
Loans	$314,807	$219,008	$72,448	$606,263
Intangible assets	1,280	1,277	999	3,556
Other assets	25,456	30,799	61,238	117,493
Total assets	$341,543	$251,084	$134,685	$727,312

Liabilities assumed
Deposits	$273,860	$179,330	$115,415	$568,605
Borrowings	40,000	44,149	10,742	94,891
Other liabilities	1,454	7,303	606	9,363
Total liabilities	$315,314	$230,782	$126,763	$672,859

Net identifiable assets	$26,229	$20,302	$7,922	$54,453
Goodwill	$18,280	$16,308	$8,101	$42,689

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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s formerly covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection for five more years relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses-covered, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets. The proportionate share (generally 80%) of credit losses and resolution expenses on covered assets expected to be reimbursed by the FDIC and recorded as FDIC loss sharing income in the Company’s Consolidated Statements of Income during those prior periods are not reflected in these credit quality ratios.

All other reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on previously reported net income amounts or financial condition.

SUMMARY

First Financial Bancorp. (First Financial or the Company) is a $7.2 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, N.A. (First Financial Bank or the Bank) with 107 banking centers and 132 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. The Bank also provides lending products, primarily equipment and leasehold improvement financing, for select concepts and franchisees in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.4 billion in assets under management as of March 31, 2015.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $131.2 million will expire October 1, 2019.  Covered assets represented approximately 1.8% of First Financial’s total assets at March 31, 2015.

MARKET STRATEGY AND BUSINESS COMBINATIONS

During 2014, First Financial completed three business combinations in the Columbus, Ohio market (the Columbus acquisitions) as follows:

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

Insight. On August 7, 2014, First Financial also closed its merger with Insight Bank (Insight). Founded in 2006 and conducting operations out of one full service location in Worthington, Ohio, and a mortgage origination office in Newark, Ohio, Insight provided commercial and consumer banking services to clients throughout Columbus and central Ohio. First Financial acquired Insight in a cash and stock transaction in which Insight merged with and into First Financial Bank.

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

The First Bexley, Insight and Guernsey acquisitions provide First Financial an entrance into Central Ohio, and introduce the Company's diverse product set to commercial and consumer clients of those institutions. These acquisitions position First Financial as one of the largest community banks serving the metropolitan Columbus market. The data conversions and re-branding efforts on the Columbus acquisitions were completed during the second half of 2014.

The following table provides a summary of the purchase consideration, assets acquired and liabilities assumed, at their estimated fair value, and the resulting goodwill from the Columbus acquisitions. For further detail on the Columbus acquisitions, see Note 15 - Business Combinations in the Notes to the Consolidated Financial Statements.

(Dollars in thousands)	Total
Purchase consideration
Cash consideration	$34,190
Stock consideration	60,429
Other consideration	2,523
Total purchase consideration	$97,142

Assets acquired
Loans	$606,263
Intangible assets	3,556
Other assets	117,493
Total assets	$727,312

Liabilities assumed
Deposits	$568,605
Borrowings	94,891
Other liabilities	9,363
Total liabilities	$672,859

Net identifiable assets	$54,453
Goodwill	$42,689

OVERVIEW OF OPERATIONS

First quarter 2015 net income was $17.6 million and earnings per diluted common share were $0.29. This compares with first quarter 2014 net income of $15.1 million and earnings per diluted common share of $0.26.

Return on average assets for the first quarter 2015 was 0.99% compared to 0.96% for the comparable period in 2014.  Return on average shareholders’ equity for the first quarter 2015 was 9.06% compared to 8.95% for the comparable period in 2014.

A discussion of First Financial's results of operations for the three months ended March 31, 2015 follows.

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

	Three months ended
	March 31,
(Dollars in thousands)	2015	2014
Net interest income	$58,586	$54,819
Tax equivalent adjustment	983	702
Net interest income - tax equivalent	$59,569	$55,521

Average earning assets	$6,576,660	$5,821,130

Net interest margin (1)	3.61%	3.82%
Net interest margin (fully tax equivalent) (1)	3.67%	3.87%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2015 was $58.6 million, increasing $3.8 million or 6.9% from first quarter 2014 net interest income of $54.8 million and net interest income on a fully tax-equivalent basis for the first quarter 2015 was $59.6 million compared to $55.5 million for the first quarter 2014. Net interest margin on a fully tax equivalent basis was 3.67% for the first quarter 2015 compared to 3.87% for the first quarter 2014.  The increase in net interest income for the first quarter 2015 as compared to the same period in 2014 was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the high-yielding covered loan portfolio, as well as lower yields on recent loan originations resulting from the low interest rate environment.

The increase in net interest income for the first quarter 2015, as compared to the first quarter 2014, was the result of a $5.0 million or 8.5% increase in total interest income to $64.0 million in the first quarter of 2015 from $59.0 million in the first quarter 2014. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $1.3 million, or 30.1%, to $5.4 million in the first quarter 2015 from $4.2 million in the first quarter 2014.

The rise in total interest income resulted from an increase in interest and fee income earned on the loan portfolio. The increase in interest income from the loan portfolio during the first quarter 2015 was primarily driven by strong organic growth in recent periods as well as the impact from the Columbus acquisitions, partially offset by continued paydowns and resolutions in the Company's high-yielding covered loan portfolio as well as lower new origination loan yields. Average loan balances increased $800.2 million or 20.2% in the first quarter 2015 as compared to the first quarter 2014, however, new loan originations continue to be recorded at yields significantly lower than the yields on loans that pay-off or mature during the period as a result of the low interest rate environment, muting the impact of increased balances on interest income and net interest margin.

Interest expense increased as the average balance of interest-bearing deposits increased $666.3 million or 18.0%, from the first quarter 2014 due to the impact of the Columbus acquisitions and the Company's deposit generation efforts in recent quarters. Additionally, the cost of funds related to these deposits increased 9 bps to 45 bps for the first quarter 2015 from 36 bps for the comparable quarter in 2014, negatively impacting net interest margin. Partially offsetting this increase in interest expense was a decrease in interest on both short-term and long-term borrowings as outstanding balances decreased $138.9 million and $12.5 million, respectively, when compared to the first quarter of 2014.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,762,622	2.47%	$1,811,941	2.40%	$1,807,571	2.52%
Interest-bearing deposits with other banks	21,255	0.27%	22,617	0.30%	2,922	1.39%
Gross loans (1)	4,792,783	4.51%	4,782,546	4.63%	4,010,537	4.83%
Total earning assets	6,576,660	3.95%	6,617,104	4.00%	5,821,030	4.11%

Nonearning assets
Allowance for loan and lease losses	(53,648)		(54,656)		(61,902)
Cash and due from banks	112,841		124,216		123,583
Accrued interest and other assets	565,460		555,205		516,424
Total assets	$7,201,313		$7,241,869		$6,399,135

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,176,263	0.08%	$1,217,852	0.10%	$1,107,844	0.12%
Savings	1,914,723	0.27%	1,904,568	0.31%	1,633,910	0.20%
Time	1,270,539	1.07%	1,250,109	1.02%	953,423	0.94%
Total interest-bearing deposits	4,361,525	0.45%	4,372,529	0.45%	3,695,177	0.36%
Borrowed funds
Short-term borrowings	643,187	0.19%	683,774	0.17%	782,112	0.17%
Long-term debt	47,825	2.54%	49,952	2.45%	60,367	3.52%
Total borrowed funds	691,012	0.35%	733,726	0.32%	842,479	0.41%
Total interest-bearing liabilities	5,052,537	0.44%	5,106,255	0.44%	4,537,656	0.37%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,286,067		1,290,754		1,096,509
Other liabilities	74,198		64,729		80,738
Shareholders' equity	788,511		780,131		684,332
Total liabilities and shareholders' equity	$7,201,313		$7,241,869		$6,399,235

Net interest income	$58,586		$61,139		$54,819

Net interest spread		3.51%		3.56%		3.74%
Contribution of noninterest-bearing sources of funds		0.10%		0.11%		0.08%
Net interest margin (2)		3.61%		3.67%		3.82%

(1)	Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2015
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$305	$(545)	$(240)	$(248)	$(274)	$(522)
Interest-bearing deposits with other banks	(2)	(1)	(3)	(8)	12	4
Gross loans (1)	(1,435)	(1,067)	(2,502)	(3,155)	8,693	5,538
Total earning assets	(1,132)	(1,613)	(2,745)	(3,411)	8,431	5,020
Interest-bearing liabilities
Total interest-bearing deposits	$(73)	$(120)	$(193)	$768	$736	$1,504
Borrowed funds
Short-term borrowings	36	(26)	10	39	(65)	(26)
Federal Home Loan Bank long-term debt	11	(20)	(9)	(147)	(78)	(225)
Total borrowed funds	47	(46)	1	(108)	(143)	(251)
Total interest-bearing liabilities	(26)	(166)	(192)	660	593	1,253
Net interest income	$(1,106)	$(1,447)	$(2,553)	$(4,071)	$7,838	$3,767
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2015 noninterest income was $17.6 million, representing a $3.4 million or 24.3% increase from noninterest income of $14.2 million in the first quarter 2014.  The increase in noninterest income from the comparable quarter in 2014 was due primarily to a $1.1 million increase in accelerated discount on covered loans, a $1.1 million increase in net gains from sales of loans and increased swap fee income of $0.6 million, partially offset by a $0.5 million decrease in FDIC loss sharing income.

Income from the accelerated discount on covered loans increased $1.1 million or 106.1% from $1.0 million during the first quarter 2014 to $2.1 million for the first quarter 2015. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Higher income from the accelerated discount on covered loans during the first quarter 2015 was related to the expiration of loss sharing coverage on non-single-family assets on October 1, 2014. Due to this expiration, the Company no longer recognizes a proportionate share of accelerated discount as relief to the FDIC indemnification asset for prepayment activity on non-single-family assets.

The increase in gains from sales of loans as compared to the first quarter 2014 was driven by a 175.6% increase in the amount of residential mortgage loans sold, reflecting strong mortgage origination activity, including the originations from the Columbus acquisitions late in 2014. Swap fee income increased $0.6 million or 140.0% compared to the first quarter 2014 as increases in variable rate lending led to strong customer demand for interest rate swaps.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income decreased $0.5 million or 105.9% from a negative loss sharing income of $0.5 million during the first quarter 2014 to $1.0 million of negative loss sharing income for the first quarter 2015. Negative FDIC loss sharing income during the first quarter 2015 and 2014 reflect net payables due to the FDIC rather than reimbursements from the FDIC as a result of net covered loan and covered OREO recoveries during the period.

NONINTEREST EXPENSE

First quarter 2015 noninterest expense was $48.1 million compared with $47.8 million for the first quarter of 2014. The $0.2 million increase from the comparable quarter in 2014 was primarily attributable to a $1.7 million increase in salaries and employee benefits, partially offset by a $1.3 million decline in loss sharing expense. The increase in salaries and benefits was primarily due to expenses related to the Columbus acquisitions and annual salary adjustments, partially offset by a decline in health care costs in 2015.

Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs as a result of the decline in the balance of covered assets. Losses on covered OREO and loss sharing expense are partially reimbursed by the FDIC. The Company recorded losses on sales of covered OREO during the first quarter 2015 of $0.3 million compared with $1.6 million for the first quarter 2014.

INCOME TAXES

Income tax expense was $8.5 million and $7.1 million for the first quarter of 2015 and 2014, respectively. The effective tax rates for the first quarter 2015 and 2014 were 32.4% and 31.9%, respectively. The increase in the effective tax rate for the first quarter 2015, as compared to the same period in 2014, was primarily the result of a favorable adjustment related to a change in state tax laws in 2014, partially offset by an increase in tax-exempt income during the period. While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2015 is expected to be approximately 32.0% - 34.0%.

LOANS

Total loans decreased modestly during the quarter as new loan fundings were offset by covered/formerly covered loan runoff during the period. Loans, excluding loans held for sale, totaled $4.8 billion as of March 31, 2015, decreasing $13.7 million, or 0.3%, compared to December 31, 2014.  The decrease in loan balances from December 31, 2014 was primarily related to a $20.6 million decrease in commercial real estate loans and a $16.2 million decrease in commercial loans, which were partially offset by a $30.4 million increase in construction real estate loans. Construction real estate originations were particularly strong in the first quarter 2015 as high-quality development needs resulted in $121.1 million of new commitments during the period, of which $98.5 million had yet to fund at March 31, 2015.

First quarter 2015 average loans, excluding loans held for sale, increased $800.2 million or 20.2% from the first quarter of 2014.  The increase in average loans, excluding loans held for sale, was primarily the result of a $385.5 million increase in commercial real estate loans, a $200.0 million increase in commercial loans, a $61.9 million increase in residential real estate loans, a $123.8 million increase in construction real estate loans and a $35.4 million increase in home equity loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Columbus acquisitions.

Covered loans declined to $131.2 million at March 31, 2015 from $135.7 million as of December 31, 2014.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The ten year period of loss protection on all remaining covered loans and covered OREO will expire during the third quarter of 2019.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, accruing TDRs (collectively, nonperforming loans) and OREO. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value. The accrual of interest income is discontinued and previously accrued but unpaid interest is reversed when a loan is classified as nonaccrual.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $35.7 million at March 31, 2015, which was a $7.5 million, or 26.6% increase from $28.2 million at December 31, 2014. This increase is primarily related to the addition of a $6.3 million commercial real estate relationship already classified as nonaccrual during the quarter.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. Purchased impaired loans were grouped into pools for purposes of periodically re-estimating expected cash flows and recognizing impairment or improvement in the loan pools. Accordingly, purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan and lease losses or prospective yield adjustments.

At March 31, 2015, loans 30-to-89 days past due decreased to $17.0 million, or 0.36% of period end loans, as compared to $18.2 million, or 0.38%, at December 31, 2014. Nonperforming assets decreased $1.6 million, or 1.8%, to $85.5 million at March 31, 2015 from $87.1 million as of December 31, 2014, due to a $1.8 million, or 7.8%, decline in OREO balances during the first quarter. OREO represents properties acquired by First Financial primarily through loan defaults by borrowers and declined during the first quarter as resolutions and valuation adjustments of $5.0 million exceeded additions of $3.2 million. Nonperforming loans increased to $64.6 million at March 31, 2015 from $64.4 million at December 31, 2014, as commercial loans on nonaccrual increased $1.1 million, or 19.1% and commercial real estate loans on nonaccrual increased $2.2 million or 7.8%. Additions to nonaccrual loans during the period included a single commercial relationship totaling $1.0 million and a single commercial real estate relationship totaling $2.2 million. These increases were partially offset by declines in retail real estate, home equity and covered/formerly covered nonaccrual loan balances of $1.1 million, or 15.8%, $0.6 million, or 19.6%, and $0.7 million, or 17.6% as of March 31, 2015, respectively.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $153.8 million as of March 31, 2015 compared to $154.8 million at December 31, 2014. The modest declines in nonperforming and classified assets during 2015 reflect the Company's ongoing resolution efforts and a stable credit outlook.

The table that follows shows the categories that are included in nonperforming and underperforming assets, as well as related credit quality ratios as of March 31, 2015 and the four previous quarters.

	Quarter ended
	2015	2014
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$6,926	$5,817	$6,486	$7,077	$7,097
Real estate - construction	223	223	223	223	223
Real estate - commercial	29,925	27,752	25,262	15,268	16,758
Real estate - residential	6,100	7,241	6,696	6,806	8,157
Installment	278	443	398	459	399
Home equity	2,462	3,064	2,581	2,565	2,700
Lease financing	0	0	0	0	0
Covered/formerly covered loans	3,239	3,929	4,604	3,404	4,710
Nonaccrual loans	49,153	48,469	46,250	35,802	40,044
Accruing troubled debt restructurings (TDRs)	15,429	15,928	13,439	12,677	13,415
Total nonperforming loans	64,582	64,397	59,689	48,479	53,459
Other real estate owned (OREO)	20,906	22,674	22,496	32,809	35,791
Total nonperforming assets	85,488	87,071	82,185	81,288	89,250
Accruing loans past due 90 days or more	85	216	249	256	208
Total underperforming assets	$85,573	$87,287	$82,434	$81,544	$89,458
Classified assets, excluding covered/formerly covered	$109,090	$109,122	$105,914	$103,799	$103,471
Covered/formerly covered classified assets	44,727	45,682	53,012	74,727	100,535
Total classified assets	$153,817	$154,804	$158,926	$178,526	$204,006

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	107.98%	109.06%	116.73%	152.09%	133.84%
Nonperforming loans	82.18%	82.08%	90.45%	112.32%	100.26%
Total ending loans	1.11%	1.11%	1.13%	1.35%	1.33%
Nonperforming loans to total loans	1.36%	1.35%	1.25%	1.20%	1.33%
Nonperforming assets to
Ending loans, plus OREO	1.79%	1.81%	1.71%	2.00%	2.20%
Total assets, including covered assets	1.18%	1.21%	1.12%	1.24%	1.37%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	1.46%	1.48%	1.43%	1.69%	1.87%
Total assets, including covered assets	0.97%	0.99%	0.93%	1.05%	1.17%
(1) Nonaccrual loans include nonaccrual TDRs of $20.3 million, $12.3 million, $13.2 million, $11.0 million and $14.6 million, as of March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion or 24.6% of total assets at March 31, 2015, compared with a balance of $1.8 billion or 24.4% of total assets at December 31, 2014.  Securities available-for-sale at March 31, 2015 totaled $892.2 million, compared with a balance of $840.5 million at December 31, 2014, while held-to-maturity securities totaled $839.7 million at March 31, 2015 compared to $868.0 million at December 31, 2014.

The investment portfolio increased $24.1 million, or 1.4%, during the first quarter as $71.3 million of purchases were offset by $47.2 million in principal runoff, amortization and other portfolio reductions.

The overall duration of the investment portfolio decreased to 3.1 years as of March 31, 2015 from 3.4 years as of December 31, 2014 as the Company implemented strategies in preparation for a rising interest rate environment. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk. The Company does, however, include these risks in its evaluation of current market opportunities that would enhance the overall performance of the portfolio.

Primarily as a result of the tightening of mortgage and fixed income spreads, First Financial recorded, as a component of equity in accumulated other comprehensive income, a $2.5 million unrealized after-tax gain on the investment portfolio at March 31, 2015, which increased $5.0 million from a $2.5 million after-tax unrealized loss at December 31, 2014.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2015 were $5.7 billion, representing an increase of $58.8 million or 1.0% compared to December 31, 2014, as total interest-bearing deposits increased $44.8 million or 1.0% and total noninterest-bearing deposits increased $14.1 million or 1.1%.

Non-time deposit balances totaled $4.4 billion as of March 31, 2015, increasing $36.9 million, or 0.8%, compared to December 31, 2014 while time deposit balances increased $21.9 million, or 1.7%.

Average deposits increased $855.9 million, or 17.9%, to $5.6 billion at March 31, 2015 from March 31, 2014 primarily due to a $189.6 million increase in average noninterest-bearing deposits and a $317.1 million increase in average time deposit balances. The year-over-year growth in average deposits was due to the Columbus acquisitions as well as strong organic deposit generation during the period.

As the Company continued to grow market-priced or indexed deposit products, First Financial executed interest rate swaps to manage interest rate volatility on indexed floating rate deposits. These interest rate swaps, with a total notional amount of $150.0 million as of March 31, 2015 and December 31, 2014, involve the receipt by First Financial of variable-rate interest payments in exchange for fixed-rate interest payments by First Financial for approximately 3.7 years. As a result, First Financial secured fixed rate funding at a weighted average cost of funds of 1.37% for the duration of the interest rate swaps.

Borrowed funds decreased to $639.2 million at March 31, 2015 from $709.6 million at December 31, 2014, primarily due to a $34.7 million decrease of FHLB short-term borrowings, which are utilized to manage normal liquidity needs. This decrease was the result of the deposit growth outlined previously as well as efforts to manage the Company's funding costs.

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

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. First Financial also utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources. First Financial's total remaining borrowing capacity from the FHLB was $526.6 million at March 31, 2015. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities totaling $3.2 billion as collateral for borrowings from the FHLB as of March 31, 2015.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million that matures on June 1, 2015. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of March 31, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $892.2 million at March 31, 2015.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $5.4 million at March 31, 2015.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, and loans maturing within one year, are also sources of liquidity.

At March 31, 2015, in addition to liquidity on hand of $136.4 million, First Financial had unused and available overnight wholesale funding of $2.0 billion, or 27.1% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required for First Financial Bank to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $11.5 million for the first three months of 2015.  As of March 31, 2015, First Financial Bank had retained earnings of $391.0 million of which $42.7 million was available for distribution to First Financial without prior regulatory approval.  Additionally, First Financial had $54.5 million in cash at the parent company as of March 31, 2015, which is in excess of the Company’s annual regular shareholder dividend and operating expenses.

First Financial repurchased no shares of the Company's common stock during the first three months of 2015. Under a previously announced share repurchase plan, First Financial purchased 40,255 shares of the Company's common stock for $0.7 million during first quarter 2014.

Capital expenditures, such as banking center expansions and technology investments were $2.3 million and $1.6 million for the first three months of 2015 and 2014, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. In 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III) which became effective January 1, 2015, subject to a phase-in period for certain provisions. Basel III establishes and defines quantitative measures to ensure capital adequacy which require First Financial to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and to average assets and tier 1 capital to average assets (leverage ratio) as set forth in the table below.

The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets that will begin on January 1, 2016 at 0.625% and be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio.  The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Management believes, as of March 31, 2015, that First Financial met all capital adequacy requirements to which it was subject.  At March 31, 2015, and December 31, 2014, regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

Consolidated regulatory capital ratios at March 31, 2015, included the leverage ratio of 9.67%, common equity tier 1 and tier 1 capital ratios of 12.29% and total capital ratio of 13.27%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $294.3 million on a consolidated basis.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. Due largely to the changes in calculating risk-weighted assets, First

Financial's tier 1 and total capital ratios decreased from 12.69% and 13.71%, respectively, as of December 31, 2014 to 12.29% and 13.27% as of March 31, 2015. The leverage ratio improved to 9.67% at March 31, 2015 compared to 9.44% as of December 31, 2014 and the Company’s tangible common equity ratio increased from 9.02% at December 31, 2014 to 9.16% during the current quarter as the increase in tangible equity outweighed the increase in tangible assets.

The following table presents the actual and required capital amounts and ratios as of March 31, 2015 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2015
Common equity tier 1 capital to risk-weighted assets
Consolidated	$686,191	12.29%	$251,256	4.50%	N/A	N/A	$390,842	7.00%
First Financial Bank	614,417	11.04%	250,451	4.50%	$361,763	6.50%	389,591	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	686,295	12.29%	335,008	6.00%	N/A	N/A	474,594	8.50%
First Financial Bank	614,521	11.04%	333,935	6.00%	445,247	8.00%	473,074	8.50%

Total capital to risk-weighted assets
Consolidated	740,967	13.27%	446,677	8.00%	N/A	N/A	586,263	10.50%
First Financial Bank	675,546	12.14%	445,247	8.00%	556,558	10.00%	584,386	10.50%

Leverage ratio
Consolidated	686,295	9.67%	283,921	4.00%	N/A	N/A	283,921	4.00%
First Financial Bank	614,521	8.67%	283,596	4.00%	354,495	5.00%	283,596	4.00%

The following table presents the actual and required capital amounts and ratios as of December 31, 2014 under the regulatory capital rules then in effect.

	Actual		Minimum required for capital adequacy purposes		Required to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2014
Tier 1 capital to risk-weighted assets
Consolidated	$673,955	12.69%	$212,463	4.00%	N/A	N/A
First Financial Bank	602,133	11.38%	211,724	4.00%	$317,585	6.00%

Total capital to risk-weighted assets
Consolidated	728,284	13.71%	424,926	8.00%	N/A	N/A
First Financial Bank	662,865	12.52%	423,447	8.00%	529,309	10.00%

Leverage ratio
Consolidated	673,955	9.44%	285,514	4.00%	N/A	N/A
First Financial Bank	602,133	8.44%	285,311	4.00%	356,639	5.00%

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on April 1, 2015 to shareholders of record as of February 27, 2015. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on July 1, 2015 to shareholders of record as of May 29, 2015.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. The Company did not repurchase any shares in the first quarter 2015 under the 2012 share repurchase plan, however 40,255 shares were repurchased during the first quarter 2014 at an average price of $17.32 per share. At March 31, 2015, 3,749,100 common shares remained available for repurchase under the 2012 share repurchase plan.

The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds and current regulatory capital requirements.

Shareholders' Equity. Total shareholders’ equity at March 31, 2015 was $795.7 million compared to total shareholders’ equity at December 31, 2014 of $784.1 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured enterprise risk management (ERM) approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness as part of the culture of the Company.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

For a full discussion of these risks, see the Risk Management section in Management's Discussion and Analysis in First Financial’s 2014 Annual Report. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by its board of directors.

Allowance for loan and lease losses. First Financial records a provision for loan and lease losses (provision) in the Consolidated Statements of Income to maintain the allowance for loan and lease losses (allowance) at a level considered sufficient to absorb probable loan and lease losses inherent in the portfolio.

The allowance was $53.1 million as of March 31, 2015 compared to $52.9 million as of December 31, 2014.  For both the first quarter 2015 and fourth quarter 2014, the allowance was 1.11% as a percentage of period end loans.  The allowance was relatively unchanged from December 31, 2014, consistent with the Company's stable overall credit outlook.

The allowance as a percentage of nonaccrual loans, including nonaccrual TDRs was 108.0% at March 31, 2015 compared with 109.1% at December 31, 2014. The allowance as a percentage of nonperforming loans, which include accruing TDRs, was relatively unchanged at 82.2% as of March 31, 2015 compared with 82.1% as of December 31, 2014.

First quarter 2015 net charge-offs were $1.8 million or 0.16% of average loans and leases on an annualized basis, compared with $3.2 million or 0.27% of average loans and leases on an annualized basis for the fourth quarter 2014. The $1.3 million decrease from the fourth quarter 2014 was primarily the result of lower charge-offs and higher recoveries of commercial loans, partially offset by higher charge-offs and lower recoveries on commercial real estate loans during the period.

Provision expense is a product of the Company's allowance for loan and lease losses model, as well as net charge-off activity during the period. First quarter 2015 provision expense was $2.1 million compared to negative $1.0 million during the comparable quarter in 2014.

See Note 5 - Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's allowance for loans and leases.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended
	2015	2014
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$52,858	$53,989	$54,452	$53,596	$62,730
Provision for loan losses	2,060	2,052	893	(384)	(1,033)
Gross charge-offs
Commercial	1,567	2,992	953	944	4,267
Real estate-construction	0	111	8	1,173	56
Real estate-commercial	1,870	983	2,323	2,388	3,784
Real estate-residential	406	249	505	441	259
Installment	166	92	310	63	140
Home equity	741	1,054	432	426	862
All other	294	287	338	237	296
Total gross charge-offs	5,044	5,768	4,869	5,672	9,664
Recoveries
Commercial	2,183	233	1,703	2,176	657
Real estate-construction	45	41	202	97	41
Real estate-commercial	491	2,004	1,065	4,362	186
Real estate-residential	64	33	35	100	363
Installment	85	92	76	79	111
Home equity	289	71	297	37	106
All other	45	111	135	61	99
Total recoveries	3,202	2,585	3,513	6,912	1,563
Total net charge-offs	1,842	3,183	1,356	(1,240)	8,101
Ending allowance for loan and lease losses	$53,076	$52,858	$53,989	$54,452	$53,596

Net charge-offs to average loans and leases (annualized)
Commercial	(0.19)%	0.85%	(0.24)%	(0.43)%	1.33%
Real estate-construction	(0.08)%	0.14%	(0.50)%	4.19%	0.07%
Real estate-commercial	0.26%	(0.19)%	0.26%	(0.46)%	0.84%
Real estate-residential	0.28%	0.17%	0.39%	0.31%	(0.10)%
Installment	0.72%	0.00%	1.86%	(0.13)%	0.23%
Home equity	0.40%	0.85%	0.12%	0.37%	0.73%
All other	0.87%	0.62%	0.70%	0.60%	0.68%
Total net charge-offs	0.16%	0.27%	0.12%	(0.12)%	0.83%

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

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2015, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.50)%	(0.34)%	1.00%
NII-Year 2	(4.11)%	1.65%	3.86%
EVE	(6.86)%	(1.49)%	0.34%
(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial's projected results for NII continue to pivot around a risk-neutral position and reflect modest asset sensitivity during the first quarter 2015, primarily as a result of an increase in floating-rate commercial loans and securities, coupled with an increase in time deposit balances. Projected results for EVE were relatively unchanged as updates to the Company's deposit decay rate assumptions largely offset the impact of the higher floating rate asset balances during the first quarter. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

“Risk-neutral” refers to the absence of a strong bias toward either asset or liability sensitivity. “Asset sensitivity” is when a company's interest-earning assets reprice more quickly or in greater quantities than interest-bearing liabilities. Conversely, “liability sensitivity” is when a company's interest-bearing liabilities reprice more quickly or in greater quantities than interest-earning assets. In a rising interest rate environment, asset sensitivity results in higher net interest income while liability sensitivity results in lower net interest income. In a declining interest rate environment, asset sensitivity results in lower net interest income while liability sensitivity results in higher net interest income.

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2014 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2015.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements, discusses new accounting standards adopted by First Financial during 2015 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors. Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	4,000	18.52	N/A	N/A
February 1 to February 28, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	34,391	17.55	N/A	N/A
March 1 to March 31, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	0	$0.00	N/A
Stock Plans	38,391	$17.65	N/A

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	1,250,900	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	First Financial Bancorp Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(2)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	5/8/2015	Date	5/8/2015