Form 10-Q
period 2015-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2015-08-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2015
Common stock, No par value	61,710,870

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial Bancorp has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FHLB	Federal Home Loan Bank
ALLL	Allowance for loan and lease losses	First Financial	First Financial Bancorp.
ASC	Accounting standards codification	First Financial Bank	First Financial Bank, N.A.
ASU	Accounting standards update	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ATM	Automated teller machine	GAAP	U.S. Generally Accepted Accounting Principles
Bank	First Financial Bank, N.A.	IRLC	Interest Rate Lock Commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	N/A	Not applicable
BP	basis point	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
EVE	Economic value of equity	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	SEC	United States Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$116,318	$110,122
Interest-bearing deposits with other banks	41,027	22,630
Investment securities available-for-sale, at market value (cost $962,766 at June 30, 2015 and $849,504 at December 31, 2014)	955,764	840,468
Investment securities held-to-maturity (market value $799,796 at June 30, 2015 and $874,749 at December 31, 2014)	791,839	867,996
Other investments	53,585	52,626
Loans held for sale	21,151	11,005
Loans and leases
Commercial	1,315,087	1,315,114
Real estate-construction	229,256	197,571
Real estate-commercial	2,171,806	2,140,667
Real estate-residential	506,391	501,894
Installment	43,073	47,320
Home equity	463,222	458,627
Credit card	39,216	38,475
Lease financing	84,723	77,567
Total loans and leases	4,852,774	4,777,235
Less: Allowance for loan and lease losses	52,876	52,858
Net loans and leases	4,799,898	4,724,377
Premises and equipment	139,170	141,381
Goodwill	137,739	137,739
Other intangibles	7,726	8,114
FDIC indemnification asset	20,338	22,666
Accrued interest and other assets	298,817	278,697
Total assets	$7,383,372	$7,217,821

Liabilities
Deposits
Interest-bearing	$1,175,219	$1,225,378
Savings	1,947,566	1,889,473
Time	1,262,881	1,255,364
Total interest-bearing deposits	4,385,666	4,370,215
Noninterest-bearing	1,330,149	1,285,527
Total deposits	5,715,815	5,655,742
Federal funds purchased and securities sold under agreements to repurchase	68,349	103,192
Federal Home Loan Bank short-term borrowings	641,700	558,200
Total short-term borrowings	710,049	661,392
Long-term debt	47,084	48,241
Total borrowed funds	757,133	709,633
Accrued interest and other liabilities	108,041	68,369
Total liabilities	6,580,989	6,433,744

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2015 and 2014	571,501	574,643
Retained earnings	369,462	352,893
Accumulated other comprehensive loss	(20,715)	(21,409)
Treasury stock, at cost, 7,022,884 shares in 2015 and 7,274,184 shares in 2014	(117,865)	(122,050)
Total shareholders' equity	802,383	784,077
Total liabilities and shareholders' equity	$7,383,372	$7,217,821

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$54,586	$48,877	$109,050	$98,024
Investment securities
Taxable	9,281	10,355	18,889	20,792
Tax-exempt	1,139	796	2,256	1,606
Total interest on investment securities	10,420	11,151	21,145	22,398
Other earning assets	(1,162)	(1,301)	(2,343)	(2,707)
Total interest income	63,844	58,727	127,852	117,715
Interest expense
Deposits	4,621	3,606	9,441	6,922
Short-term borrowings	253	292	556	621
Long-term borrowings	296	525	595	1,049
Total interest expense	5,170	4,423	10,592	8,592
Net interest income	58,674	54,304	117,260	109,123
Provision for loan and lease losses	3,070	(384)	5,130	(1,417)
Net interest income after provision for loan and lease losses	55,604	54,688	112,130	110,540
Noninterest income
Service charges on deposit accounts	4,803	5,137	9,326	9,909
Trust and wealth management fees	3,274	3,305	6,908	7,051
Bankcard income	2,972	2,809	5,592	5,242
Net gains from sales of loans	1,924	737	3,388	1,133
Gains on sales of investment securities	1,094	0	1,094	50
FDIC loss sharing income	(304)	1,108	(1,350)	600
Accelerated discount on covered/formerly covered loans	4,094	621	6,186	1,636
Other	3,558	2,620	7,884	4,891
Total noninterest income	21,415	16,337	39,028	30,512
Noninterest expenses
Salaries and employee benefits	27,451	25,615	54,392	50,876
Net occupancy	4,380	4,505	9,385	9,804
Furniture and equipment	2,219	1,983	4,372	4,060
Data processing	2,657	2,770	5,429	5,628
Marketing	973	830	1,861	1,616
Communication	558	562	1,128	1,185
Professional services	1,727	1,449	3,697	3,173
State intangible tax	577	644	1,154	1,288
FDIC assessments	1,114	1,074	2,204	2,208
Loss (gain) - other real estate owned	419	711	893	1,162
Loss sharing expense	576	1,465	877	3,034
Other	6,135	5,503	11,462	10,919
Total noninterest expenses	48,786	47,111	96,854	94,953
Income before income taxes	28,233	23,914	54,304	46,099
Income tax expense	9,284	7,961	17,734	15,042
Net income	$18,949	$15,953	$36,570	$31,057
Net earnings per common share - basic	$0.31	$0.28	$0.60	$0.54
Net earnings per common share - diluted	$0.31	$0.28	$0.59	$0.54
Cash dividends declared per share	$0.16	$0.15	$0.32	$0.30
Average common shares outstanding - basic	61,115,802	57,201,494	61,064,928	57,146,853
Average common shares outstanding - diluted	61,915,294	57,951,636	61,824,106	57,890,268

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$18,949	$15,953	$36,570	$31,057
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	(3,778)	6,471	1,230	10,333
Change in retirement obligation	221	237	404	474
Unrealized gain (loss) on derivatives	(83)	(637)	(899)	(1,094)
Unrealized gain (loss) on foreign currency exchange	(21)	8	(41)	(1)
Other comprehensive income (loss)	(3,661)	6,079	694	9,712
Comprehensive income	$15,288	$22,032	$37,264	$40,769

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			31,057				31,057
Other comprehensive income (loss)				9,712			9,712
Cash dividends declared:
Common stock at $0.30 per share			(17,278)				(17,278)
Purchase of common stock					(40,255)	(697)	(697)
Excess tax benefit on share-based compensation		278					278
Exercise of stock options, net of shares purchased		(728)			34,853	582	(146)
Restricted stock awards, net of forfeitures		(4,337)			190,673	3,164	(1,173)
Share-based compensation expense		1,917					1,917
Balance at June 30, 2014	68,730,731	$574,206	$337,971	$(21,569)	(11,012,414)	$(184,777)	$705,831
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			36,570				36,570
Other comprehensive income (loss)				694			694
Cash dividends declared:
Common stock at $0.32 per share			(19,695)				(19,695)
Excess tax benefit on share-based compensation		106					106
Exercise of stock options, net of shares purchased		(174)			18,067	303	129
Restricted stock awards, net of forfeitures		(5,118)			233,233	3,882	(1,236)
Share-based compensation expense		2,044					2,044
Balance at June 30, 2015	68,730,731	$571,501	$369,462	$(20,715)	(7,022,884)	$(117,865)	$802,383

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2015	2014
Operating activities
Net income	$36,570	$31,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,130	(1,417)
Depreciation and amortization	6,388	6,230
Stock-based compensation expense	2,044	1,917
Pension expense (income)	(600)	(505)
Net amortization of premiums/accretion of discounts on investment securities	3,820	3,501
Gains on sales of investment securities	(1,094)	(50)
Originations of loans held for sale	(133,168)	(51,962)
Net gains from sales of loans held for sale	(3,388)	(1,133)
Proceeds from sales of loans held for sale	126,045	46,479
Deferred income taxes	4,474	(4,247)
Decrease (increase) in interest receivable	(1,097)	(2,141)
Decrease (increase) in cash surrender value of life insurance	(955)	(865)
Decrease (increase) in prepaid expenses	(1,624)	(255)
Decrease (increase) in indemnification asset	2,328	14,671
(Decrease) increase in accrued expenses	8,599	(5,968)
(Decrease) increase in interest payable	133	(79)
Other	2,188	(16,580)
Net cash provided by (used in) operating activities	55,793	18,653

Investing activities
Proceeds from sales of securities available-for-sale	53,518	92,573
Proceeds from calls, paydowns and maturities of securities available-for-sale	56,808	49,000
Purchases of securities available-for-sale	(224,642)	(100,246)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	75,311	46,379
Purchases of securities held-to-maturity	(1,820)	(111,416)
Net decrease (increase) in interest-bearing deposits with other banks	(18,397)	(13,407)
Net decrease (increase) in loans and leases	(84,658)	(76,947)
Proceeds from disposal of other real estate owned	9,678	18,903
Purchases of premises and equipment	(3,964)	(2,570)
Net cash provided by (used in) investing activities	(138,166)	(97,731)

Financing activities
Net (decrease) increase in total deposits	60,073	37,620
Net (decrease) increase in short-term borrowings	48,657	65,564
Payments on long-term borrowings	(932)	(1,073)
Cash dividends paid on common stock	(19,502)	(17,135)
Treasury stock purchase	0	(697)
Proceeds from exercise of stock options	167	61
Excess tax benefit on share-based compensation	106	278
Net cash provided by (used in) financing activities	88,569	84,618

Cash and due from banks
Net increase (decrease) in cash and due from banks	6,196	5,540
Cash and due from banks at beginning of period	110,122	117,620
Cash and due from banks at end of period	$116,318	$123,160

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a bank holding company, principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank, N.A.  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts, including covered loans and the related allowance for loan and lease losses in the Consolidated Balance Sheets have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s formerly covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection through October 1, 2019 relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets.

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  These estimates, assumptions and judgments are inherently subjective and may be susceptible to significant change.  Actual realized amounts could differ materially from these estimates.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and serve to update the Form 10-K for the year ended December 31, 2014.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and it is suggested that these interim statements be read in conjunction with the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements in the Company’s 2014 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In January 2014, the FASB issued an update (ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects) that permits First Financial to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, First Financial would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The amended guidance requires disclosure of the nature of First Financial’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on First Financial’s financial position and results of operation. The provisions of this update became effective for the interim reporting period ended March 31, 2015. First Financial made the election to adopt the proportional amortization method during the first quarter 2015 and had $24.4 million of affordable housing commitments as of June 30, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

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

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

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

In August 2014, the FASB issued an update (ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern) that requires management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the PCAOB and the AICPA. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists for both annual and interim reporting periods. If management concludes that substantial doubt about an entity’s ability to continue as a going concern, the notes to the financial statements are required to include a statement that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of this update become effective for interim and annual periods ending after December 15, 2016. Early adoption is permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued an update (ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs) that requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In May 2015, the FASB issued an update (ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) which will eliminate the requirement to categorize investments whose fair values are measured at net asset value within the fair value hierarchy using the practical expedient. This update will require entities to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The provisions of this update become effective for the interim period and annual periods beginning after December 15, 2015, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$(1)	$96
Securities of U.S. government agencies and corporations	16,401	27	0	16,428	8,717	109	0	8,826
Mortgage-backed securities	743,849	9,773	(1,363)	752,259	593,021	4,098	(11,681)	585,438
Obligations of state and other political subdivisions	26,788	90	(544)	26,334	71,133	1,747	(1,567)	71,313
Asset-backed securities	0	0	0	0	188,448	184	(313)	188,319
Other securities	4,801	0	(26)	4,775	101,350	1,572	(1,150)	101,772
Total	$791,839	$9,890	$(1,933)	$799,796	$962,766	$7,710	$(14,712)	$955,764

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2014:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$0	$97
Securities of U.S. government agencies and corporations	17,570	24	(23)	17,571	11,814	67	(1)	11,880
Mortgage-backed securities	801,465	7,813	(2,064)	807,214	611,497	4,462	(13,211)	602,748
Obligations of state and other political subdivisions	44,164	1,275	(193)	45,246	73,649	883	(947)	73,585
Asset-backed securities	0	0	0	0	74,784	155	(103)	74,836
Other securities	4,797	0	(79)	4,718	77,663	1,193	(1,534)	77,322
Total	$867,996	$9,112	$(2,359)	$874,749	$849,504	$6,760	$(15,796)	$840,468

The following table provides a summary of investment securities by estimated weighted average life as of June 30, 2015. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Market value	Amortized cost	Market value
Due in one year or less	$1,772	$1,817	$33,027	$33,081
Due after one year through five years	562,598	568,772	546,342	543,189
Due after five years through ten years	227,469	229,207	314,704	310,220
Due after ten years	0	0	68,693	69,274
Total	$791,839	$799,796	$962,766	$955,764

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. government agencies and corporations	$97	$(1)	$0	$0	$97	$(1)
Mortgage-backed securities	253,795	(2,745)	277,285	(10,299)	531,080	(13,044)
Obligations of state and other political subdivisions	11,047	(128)	35,828	(1,983)	46,875	(2,111)
Asset-backed securities	125,079	(313)	0	0	125,079	(313)
Other securities	31,012	(425)	24,658	(751)	55,670	(1,176)
Total	$421,030	$(3,612)	$337,771	$(13,033)	$758,801	$(16,645)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$493	$(1)	$97	$0	$590	$(1)
Mortgage-backed securities	119,641	(420)	428,486	(13,780)	548,127	(14,200)
Obligations of state and other political subdivisions	12,746	(126)	37,516	(1,014)	50,262	(1,140)
Asset-backed securities	32,045	(103)	0	0	32,045	(103)
Other securities	12,831	(317)	30,005	(1,296)	42,836	(1,613)
Total	$177,756	$(967)	$496,104	$(16,090)	$673,860	$(17,057)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2015 or December 31, 2014.

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

First Financial had purchased impaired loans totaling $215.2 million and $264.9 million, at June 30, 2015 and December 31, 2014, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $262.4 million and $314.5 million as of June 30, 2015 and December 31, 2014, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$91,988	$131,398	$106,622	$133,671
Reclassification from/(to) nonaccretable difference	(548)	8,941	(2,124)	22,159
Accretion	(5,744)	(8,932)	(12,101)	(18,650)
Other net activity (1)	(6,751)	(3,643)	(13,452)	(9,416)
Balance at end of period	$78,945	$127,764	$78,945	$127,764
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized reclassifications from accretable to nonaccretable difference of $0.5 million for the second quarter of 2015 and $2.1 million during the six months ended June 30, 2015. Conversely, First Financial recognized $8.9 million of reclassifications from nonaccretable to accretable difference during the second quarter of 2014 and $22.2 million during the six months ended June 30, 2014 due to changes in the cash flow expectations related to certain loan pools. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis.

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

The Company's loss sharing agreements with the FDIC related to non-single family loans expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. Covered loans totaled $125.8 million as of June 30, 2015 and $135.7 million as of December 31, 2014.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2015
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,251,098	$227,439	$2,074,954	$83,229	$3,636,720
Special Mention	36,515	133	22,587	1,391	60,626
Substandard	27,474	1,684	74,265	103	103,526
Doubtful	0	0	0	0	0
Total	$1,315,087	$229,256	$2,171,806	$84,723	$3,800,872

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$497,164	$42,708	$457,548	$39,216	$1,036,636
Nonperforming	9,227	365	5,674	0	15,266
Total	$506,391	$43,073	$463,222	$39,216	$1,051,902

	As of December 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,265,116	$195,787	$2,027,897	$75,839	$3,564,639
Special Mention	30,903	0	25,928	1,728	58,559
Substandard	19,095	1,784	86,842	0	107,721
Doubtful	0	0	0	0	0
Total	$1,315,114	$197,571	$2,140,667	$77,567	$3,730,919

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$490,314	$46,806	$452,281	$38,475	$1,027,876
Nonperforming	11,580	514	6,346	0	18,440
Total	$501,894	$47,320	$458,627	$38,475	$1,046,316

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$66	$330	$2,777	$3,173	$1,300,408	$1,303,581	$11,506	$1,315,087	$0
Real estate - construction	18	0	223	241	228,245	228,486	770	229,256	0
Real estate - commercial	2,724	6,224	17,421	26,369	2,009,354	2,035,723	136,083	2,171,806	0
Real estate - residential	91	1,069	2,251	3,411	439,456	442,867	63,524	506,391	0
Installment	193	104	198	495	40,315	40,810	2,263	43,073	0
Home equity	963	242	3,109	4,314	457,872	462,186	1,036	463,222	0
Other	403	164	70	637	123,302	123,939	0	123,939	70
Total	$4,458	$8,133	$26,049	$38,640	$4,598,952	$4,637,592	$215,182	$4,852,774	$70

	As of December 31, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$1,002	$3,647	$2,110	$6,759	$1,290,975	$1,297,734	$17,380	$1,315,114	$0
Real estate - construction	276	0	223	499	195,773	196,272	1,299	197,571	0
Real estate - commercial	8,356	838	13,952	23,146	1,944,207	1,967,353	173,314	2,140,667	0
Real estate - residential	1,198	344	4,224	5,766	426,908	432,674	69,220	501,894	0
Installment	133	17	272	422	44,235	44,657	2,663	47,320	0
Home equity	697	466	4,079	5,242	452,357	457,599	1,028	458,627	0
Other	1,133	128	216	1,477	114,565	116,042	0	116,042	216
Total	$12,795	$5,440	$25,076	$43,311	$4,469,020	$4,512,331	$264,904	$4,777,235	$216

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

First Financial had 272 TDRs totaling $34.2 million at June 30, 2015, including $20.1 million on accrual status and $14.1 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at June 30, 2015. At June 30, 2015, the allowance for loan and lease losses included reserves of $3.4 million related to TDRs. For the three and six months ended June 30, 2015, First Financial charged off $1.7 million for the portion of TDRs determined to be uncollectible. Additionally, at June 30, 2015, approximately $8.1 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2015 and 2014:

	Three months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	14	$1,155	$1,151	3	$153	$151
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	6	2,426	2,391	2	295	285
Real estate - residential	3	362	327	14	844	733
Installment	7	46	46	3	14	13
Home equity	9	1,883	1,375	15	512	486
Total	39	$5,872	$5,290	37	$1,818	$1,668

	Six months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	22	$1,515	$1,510	6	$226	$216
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	12	15,340	11,734	8	2,152	2,085
Real estate - residential	3	362	327	23	1,390	1,263
Installment	7	46	46	4	17	13
Home equity	10	2,050	1,539	23	759	637
Total	54	$19,313	$15,156	64	$4,544	$4,214

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2015 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Extended maturities	$1,180	$185	$10,661	$826
Adjusted interest rates	0	0	0	289
Combination of rate and maturity changes	1,157	50	1,219	1,271
Forbearance	260	252	260	316
Other (1)	2,693	1,181	3,016	1,512
Total	$5,290	$1,668	$15,156	$4,214
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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	Three months ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	0	$0	0	$0
Real estate - construction	0	0	0	0
Real estate - commercial	1	179	0	0
Real estate - residential	0	0	2	36
Installment	0	0	0	0
Home equity	0	0	2	70
Total	1	$179	4	$106

	Six months ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	0	$0	1	$143
Real estate - construction	0	0	0	0
Real estate - commercial	4	1,146	0	0
Real estate - residential	1	73	2	36
Installment	0	0	1	1
Home equity	0	0	3	93
Total	5	$1,219	7	$273

Impaired Loans. Loans classified as nonaccrual, excluding purchased impaired loans, and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Impaired loans
Nonaccrual loans (1)
Commercial	$7,069	$6,627
Real estate-construction	223	223
Real estate-commercial	21,680	27,969
Real estate-residential	5,257	7,241
Installment	305	451
Home equity	5,139	5,958
Nonaccrual loans (1)	39,673	48,469
Accruing troubled debt restructurings	20,084	15,928
Total impaired loans	$59,757	$64,397
(1) Nonaccrual loans include nonaccrual TDRs of $14.1 million and $12.3 million as of June 30, 2015 and December 31, 2014, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$931	$754	$1,898	$1,633
Interest included in income
Nonaccrual loans	108	93	279	177
Troubled debt restructurings	136	102	268	211
Total interest included in income	244	195	547	388
Net impact on interest income	$687	$559	$1,351	$1,245

Commitments outstanding to borrowers with nonaccrual loans as of June 30			$0	$70

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$9,681	$11,923	$0	$8,647	$106	$61
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	17,667	22,657	0	19,894	186	78
Real estate - residential	7,659	9,009	0	8,606	92	45
Installment	365	397	0	406	4	2
Home equity	5,573	7,929	0	5,754	39	20
Other	0	0	0	0	0	0
Total	41,168	52,358	0	43,530	427	206

Loans with an allowance recorded
Commercial	1,164	1,175	611	1,727	10	7
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	15,756	18,612	2,898	15,762	91	22
Real estate - residential	1,568	1,579	235	1,792	18	9
Installment	0	0	0	0	0	0
Home equity	101	101	2	101	1	0
Other	0	0	0	0	0	0
Total	18,589	21,467	3,746	19,382	120	38

Total
Commercial	10,845	13,098	611	10,374	116	68
Real estate - construction	223	443	0	223	0	0
Real estate - commercial	33,423	41,269	2,898	35,656	277	100
Real estate - residential	9,227	10,588	235	10,398	110	54
Installment	365	397	0	406	4	2
Home equity	5,674	8,030	2	5,855	40	20
Other	0	0	0	0	0	0
Total	$59,757	$73,825	$3,746	$62,912	$547	$244

	As of and for the year December 31, 2014
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$7,611	$9,284	$0	$7,146	$146
Real estate - construction	223	443	0	223	0
Real estate - commercial	19,285	23,631	0	15,653	285
Real estate - residential	9,561	10,867	0	9,485	182
Installment	514	577	0	513	8
Home equity	6,246	9,041	0	5,658	85
Other	0	0	0	0	0
Total	43,440	53,843	0	38,678	706

Loans with an allowance recorded
Commercial	2,398	2,605	739	4,234	57
Real estate - construction	0	0	0	0	0
Real estate - commercial	16,439	17,662	4,002	11,471	187
Real estate - residential	2,019	2,080	310	2,088	40
Installment	0	0	0	0	0
Home equity	101	101	2	101	3
Other	0	0	0	0	0
Total	20,957	22,448	5,053	17,894	287

Total
Commercial	10,009	11,889	739	11,380	203
Real estate - construction	223	443	0	223	0
Real estate - commercial	35,724	41,293	4,002	27,124	472
Real estate - residential	11,580	12,947	310	11,573	222
Installment	514	577	0	513	8
Home equity	6,347	9,142	2	5,759	88
Other	0	0	0	0	0
Total	$64,397	$76,291	$5,053	$56,572	$993

OREO. OREO is comprised of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Balance at beginning of period	$20,906	$35,791	$22,674	$46,926
Additions
Commercial	394	3,764	2,567	5,328
Residential	747	1,236	1,805	1,634
Total additions	1,141	5,000	4,372	6,962
Disposals
Commercial	4,397	6,139	8,542	17,977
Residential	724	682	1,136	926
Total disposals	5,121	6,821	9,678	18,903
Valuation adjustment
Commercial	362	1,076	780	2,006
Residential	163	85	187	170
Total valuation adjustment	525	1,161	967	2,176
Balance at end of period	$16,401	$32,809	$16,401	$32,809

(1) Includes OREO subject to loss sharing agreements of $0.5 million and $19.4 million at June 30, 2015 and 2014, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$20,397	$39,003	$22,666	$45,091
Adjustments not reflected in income
Net FDIC claims (received) / paid	1,420	(5,895)	1,624	(5,999)
Adjustments reflected in income
Amortization	(1,175)	(1,313)	(2,370)	(2,729)	Interest income, other earning assets
FDIC loss sharing income	(304)	1,108	(1,350)	600	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	0	(2,483)	(232)	(6,543)	Noninterest income, accelerated discount on covered loans
Impairment valuation adjustment	0	0	0	0	Noninterest expenses, FDIC indemnification impairment
Balance at end of period	$20,338	$30,420	$20,338	$30,420

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

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans and leases. For each reporting period, management maintains the allowance for loan and lease losses at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments). This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first six months of 2015.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

During 2014, First Financial completed the mergers of The First Bexley Bank (First Bexley), Insight Bank (Insight) and Guernsey Bancorp, Inc (Guernsey). Loans acquired in connection with those mergers were recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. See Note 15 - Business Combinations for further detail.

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the second quarter of 2015. First Financial recognized provision expense of $0.7 million and net charge-offs of $0.2 million during the second quarter of 2015, resulting in an ending allowance of $10.7 million as of June 30, 2015. First Financial recognized provision expense of $0.4 million and realized net recoveries of $0.3 million for the first six months of 2015. For the second quarter of 2014, First Financial recognized negative provision expense, or impairment recapture, on covered loans of $0.4 million and net recoveries of $2.3 million, resulting in an ending allowance of $12.4 million. For the first six months of 2014, the Company recognized negative provision expense on covered loans of $2.6 million and net charge-offs of $3.9 million.

First Financial recognized loss sharing expenses of $0.6 million and $1.5 million for the second quarters of 2015 and 2014, respectively. The Company also recognized gains on covered/formerly covered OREO of $0.1 million for the second quarter of 2015 and losses on covered OREO of $0.4 million for the second quarter of 2014. The net payable due to the FDIC under loss sharing agreements related to covered loan recoveries, gains/losses on covered OREO and loss sharing expenses of $0.3 million was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset during the second quarter of 2015. The net receivable due from the FDIC under loss sharing agreements of $1.1 million for the second quarter of 2014, was recognized as FDIC loss sharing income and a corresponding increase to the FDIC indemnification asset.

First Financial recognized loss sharing expenses of $0.9 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. First Financial also recognized losses on covered/formerly covered OREO of $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The net payable due to the FDIC under loss sharing agreements of $1.4 million for the first six months of 2015, was recognized as negative loss sharing income and a corresponding decrease to the FDIC indemnification asset. The receivable due from the FDIC under loss sharing agreements of $0.6 million for the first six months of 2014, was recognized as loss sharing income and a corresponding increase to the FDIC indemnification asset.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$42,785	$43,023	$42,820	$43,829
Provision for loan and lease losses	2,389	29	4,732	1,188
Loans charged off	(3,687)	(2,187)	(6,815)	(4,611)
Recoveries	641	1,162	1,391	1,621
Balance at end of period	$42,128	$42,027	$42,128	$42,027

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$10,291	$10,573	$10,038	$18,901
Provision for loan and lease losses	681	(413)	398	(2,605)
Loans charged-off	(1,585)	(3,485)	(3,501)	(10,725)
Recoveries	1,361	5,750	3,813	6,854
Balance at end of period	$10,748	$12,425	$10,748	$12,425

Changes in the allowance for loan and lease losses on total loans
Balance at beginning of period	$53,076	$53,596	$52,858	$62,730
Provision for loan and lease losses	3,070	(384)	5,130	(1,417)
Loans charged-off	(5,272)	(5,672)	(10,316)	(15,336)
Recoveries	2,002	6,912	5,204	8,475
Balance at end of period	$52,876	$54,452	$52,876	$54,452

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Six months ended June 30, 2015
			Real Estate
(Dollars in thousands)	Comm		Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$11,259		$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Provision for loan and lease losses	3,968		301	(998)	381	24	706	350	4,732	398	5,130
Gross charge-offs	1,991		0	2,723	564	143	863	531	6,815	3,501	10,316
Recoveries	229		39	533	87	104	283	116	1,391	3,813	5,204
Total net charge-offs	1,762		(39)	2,190	477	39	580	415	5,424	(312)	5,112
Ending allowance for loan and lease losses	$13,465		$1,385	$17,480	$2,732	$308	$4,386	$2,372	$42,128	$10,748	$52,876
Ending allowance on loans individually evaluated for impairment	$611		$0	$2,898	$235	$0	$2	$0	$3,746	$0	$3,746
Ending allowance on loans collectively evaluated for impairment	12,854		1,385	14,582	2,497	308	4,384	2,372	38,382	10,748	49,130
Ending allowance for loan and lease losses	$13,465		$1,385	$17,480	$2,732	$308	$4,386	$2,372	$42,128	$10,748	$52,876
Loans
Ending balance of loans individually evaluated for impairment	$8,077		$0	$25,185	$2,338	$0	$364	$0	$35,964	$0	$35,964
Ending balance of loans collectively evaluated for impairment	1,294,768	0	228,486	2,006,234	440,529	40,418	422,439	121,913	4,554,787	262,023	4,816,810
Total loans	$1,302,845		$228,486	$2,031,419	$442,867	$40,418	$422,803	$121,913	$4,590,751	$262,023	$4,852,774

	Twelve months ended December 31, 2014
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829	$18,901	$62,730
Provision for loan and lease losses	871	221	1,325	181	23	565	183	3,369	(1,841)	1,528
Gross charge-offs	1,440	0	2,329	922	283	1,745	1,158	7,877	18,096	25,973
Recoveries	1,260	0	1,194	190	218	231	406	3,499	11,074	14,573
Total net charge-offs	180	0	1,135	732	65	1,514	752	4,378	7,022	11,400
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Ending allowance on loans individually evaluated for impairment	$739	$0	$4,002	$310	$0	$2	$0	$5,053	$0	$5,053
Ending allowance on loans collectively evaluated for impairment	10,520	1,045	16,666	2,518	323	4,258	2,437	37,767	10,038	47,805
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$6,122	$0	$25,938	$2,963	$0	$609	$0	$35,632	$0	$35,632
Ending balance of loans collectively evaluated for impairment	1,291,190	196,272	1,948,757	429,712	44,269	415,420	113,969	4,439,589	302,014	4,741,603
Total loans - excluding covered loans	$1,297,312	$196,272	$1,974,695	$432,675	$44,269	$416,029	$113,969	$4,475,221	$302,014	$4,777,235

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

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2014 and no impairment was indicated.  As of June 30, 2015, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value, and no changes to goodwill were recorded for the quarter ended June 30, 2015. Therefore, as of June 30, 2015 and December 31, 2014, First Financial had goodwill of $137.7 million.

Other intangible assets. Other intangible assets primarily consists of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $6.8 million and $7.7 million as of June 30, 2015 and December 31, 2014, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.1 years. Amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2015 and 2014 was $0.9 million and $0.7 million, respectively.

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

First Financial had $641.7 million in short-term borrowings with the FHLB at June 30, 2015 and $558.2 million as of December 31, 2014. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

During the second quarter of 2014, First Financial entered into a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2015 and December 31, 2014, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2015 and December 31, 2014.

Long-term debt primarily consists of FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.  These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.  First Financial has $25.0 million in repurchase agreements which have remaining maturities of less than 1 year and a weighted average rate of 3.54% as of June 30, 2015 and December 31, 2014.  Securities pledged as collateral in conjunction with the repurchase agreements are included within Investment securities on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FHLB Advances	$21,309	1.59%	$22,466	2.52%
National Market Repurchase Agreement	25,000	3.54%	25,000	3.54%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$47,084	2.60%	$48,241	3.01%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(4,802)	$1,094	$(5,896)	$2,118	$(3,778)	$2,502	$(3,778)	$(1,276)
Unrealized gain (loss) on derivatives	(132)	0	(132)	49	(83)	(1,765)	(83)	(1,848)
Retirement obligation	0	(350)	350	(129)	221	(17,721)	221	(17,500)
Foreign currency translation	(21)	0	(21)	0	(21)	(70)	(21)	(91)
Total	$(4,955)	$744	$(5,699)	$2,038	$(3,661)	$(17,054)	$(3,661)	$(20,715)

	Three months ended June 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,145	$0	$10,145	$(3,674)	$6,471	$(12,427)	$6,471	$(5,956)
Unrealized gain (loss) on derivatives	(1,133)	(116)	(1,017)	380	(637)	145	(637)	(492)
Retirement obligation	0	(379)	379	(142)	237	(15,328)	237	(15,091)
Foreign currency translation	8	0	8	0	8	(38)	8	(30)
Total	$9,020	$(495)	$9,515	$(3,436)	$6,079	$(27,648)	$6,079	$(21,569)

	Six months ended June 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$3,006	$1,094	$1,912	$(682)	$1,230	$(2,506)	$1,230	$(1,276)
Unrealized gain (loss) on derivatives	(1,425)	0	(1,425)	526	(899)	(949)	(899)	(1,848)
Retirement obligation	0	(700)	700	(296)	404	(17,904)	404	(17,500)
Foreign currency translation	(41)	0	(41)	0	(41)	(50)	(41)	(91)
Total	$1,540	$394	$1,146	$(452)	$694	$(21,409)	$694	$(20,715)

	Six months ended June 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$16,243	$50	$16,193	$(5,860)	$10,333	$(16,289)	$10,333	$(5,956)
Unrealized gain (loss) on derivatives	(1,977)	(231)	(1,746)	652	(1,094)	602	(1,094)	(492)
Retirement obligation	0	(757)	757	(283)	474	(15,565)	474	(15,091)
Foreign currency translation	(1)	0	(1)	0	(1)	(29)	(1)	(30)
Total	$14,265	$(938)	$15,203	$(5,491)	$9,712	$(31,281)	$9,712	$(21,569)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month period:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$0	$(116)	$0	$(231)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	1,094	0	1,094	50	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	100	103	200	206	Salaries and employee benefits
Recognized net actuarial loss (2)	(450)	(482)	(900)	(963)	Salaries and employee benefits
Amortization and settlement charges of defined benefit pension items	(350)	(379)	(700)	(757)	Salaries and employee benefits
Total reclassifications for the period, before tax	$744	$(495)	$394	$(938)
(1) Negative amounts are reductions to net income.
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

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies. These policies require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits. At June 30, 2015, the Company had a total counterparty notional amount outstanding of approximately $490.0 million, spread among seven counterparties, with an outstanding liability from these contracts of $10.6 million. At December 31, 2014, the Company had a total counterparty notional amount outstanding of approximately $566.2 million, spread among nine counterparties, with an outstanding liability from these contracts of $12.4 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		June 30, 2015			December 31, 2014
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$6,819	$0	$(299)	$8,739	$0	$(440)
Matched interest rate swaps with borrower	Accrued interest and other assets	483,183	11,240	(478)	407,423	11,150	(249)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	483,183	478	(11,298)	407,423	249	(11,227)
Total		$973,185	$11,718	$(12,075)	$823,585	$11,399	$(11,916)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$299	$0	$299	$440	$0	$440
Matched interest rate swaps with counterparty	11,776	(9,852)	1,924	11,476	(12,260)	(784)
Total	$12,075	$(9,852)	$2,223	$11,916	$(12,260)	$(344)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2015:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$6,819	1.7	$(299)	2.04%	6.86%
Receive fixed, matched interest rate swaps with borrower	483,183	4.3	10,762	4.53%	2.60%
Pay fixed, matched interest rate swaps with counterparty	483,183	4.3	(10,820)	2.60%	4.53%
Total asset conversion swaps	$973,185	4.3	$(357)	3.55%	3.59%

Cash Flow Hedges. First Financial utilizes interest rate swaps designated as cash flow hedges to hedge against interest rate volatility on indexed floating rate deposits. These interest rate swaps qualify for hedge accounting and involved the receipt by First Financial of variable-rate interest amounts in exchange for fixed-rate interest payments by First Financial. As of December 31, 2014, the Company had active interest rate swaps with a notional value of $150.0 million. Accrued interest and other liabilities included $1.7 million at December 31, 2014, reflecting the fair value of the cash flow hedges. First Financial terminated all cash flow hedges during the second quarter 2015.

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with other counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $26.1 million as of June 30, 2015 and $26.4 million as of December 31, 2014. The fair value of these agreements were recorded on the Consolidated Balance Sheets as Accrued interest and other liabilities of $0.1 million as of June 30, 2015 and December 31, 2014.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates. At June 30, 2015, the notional amount of the interest rate lock commitments was $31.7 million and the notional amount of forward commitments was $54.3 million. The fair value of these agreements was $0.1 million as of June 30, 2015 and was recorded on the Consolidated Balance Sheets in Accrued interest and other assets.

NOTE 10:  INCOME TAXES

For the second quarter 2015, income tax expense was $9.3 million, resulting in an effective tax rate of 32.9%, compared with income tax expense of $8.0 million and an effective tax rate of 33.3% for the comparable period in 2014. For the first six months of 2015, income tax expense was $17.7 million, resulting in an effective tax rate of 32.7%. compared with income tax expense of $15.0 million and an effective tax rate of 32.6% for the comparable period in 2014. The decrease in the effective tax rate for the second quarter 2015, as compared to the same period in 2014, was primarily the result of an increase in tax-exempt income during the period.

At June 30, 2015, and December 31, 2014, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Management determined that no reserve for income tax-related uncertainties was necessary as of June 30, 2015 and December 31, 2014.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2011 have been closed and are no longer subject to U.S. federal income tax examinations. The tax year 2012 is currently under examination by the federal taxing authority. At this time, First Financial is not aware of any material impact to the Company's financial position and results of operations as a result of this examination. Tax years 2011 through 2014 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2010.  Tax years 2010 through 2014 remain open to state and local examination in various jurisdictions.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.9 billion and $1.8 billion at June 30, 2015 and December 31, 2014, respectively.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $16.5 million and $22.8 million at June 30, 2015, and December 31, 2014, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in Affordable housing projects. First Financial has made investments in certain qualified affordable housing projects. These projects provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and First Financial receives corresponding tax credits that are an indirect federal subsidy that finances low-income housing and allows investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $24.4 million and $14.9 million as of June 30, 2015 and December 31, 2014, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2015 or December 31, 2014. The affordable housing investments resulted in $0.3 million of tax credits for the three months ended June 30, 2015 and 2014, and $0.7 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2015. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2015 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2014.  As a result of the plan’s actuarial projections for 2015, First Financial recorded income related to its pension plan of $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. First Financial recorded income of $0.3 million for each quarter ended June 30, 2015 and 2014.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,175	$1,041	$2,350	$2,082
Interest cost	550	620	1,100	1,240
Expected return on assets	(2,375)	(2,292)	(4,750)	(4,584)
Amortization of prior service cost	(100)	(103)	(200)	(206)
Net actuarial loss	450	482	900	963
Net periodic benefit (income) cost	$(300)	$(252)	$(600)	$(505)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Numerator
Net income available to common shareholders	$18,949	$15,953	$36,570	$31,057

Denominator
Basic earnings per common share - weighted average shares	61,115,802	57,201,494	61,064,928	57,146,853
Effect of dilutive securities
Employee stock awards	645,680	613,919	606,962	602,863
Warrants	153,812	136,223	152,216	140,552
Diluted earnings per common share - adjusted weighted average shares	61,915,294	57,951,636	61,824,106	57,890,268

Earnings per share available to common shareholders
Basic	$0.31	$0.28	$0.60	$0.54
Diluted	$0.31	$0.28	$0.59	$0.54

Warrants to purchase 465,117 shares of the Company's common stock were outstanding as of June 30, 2015 and 2014. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  These out-of-the-money options were 3,300 and 174,426 using the period-end price at June 30, 2015 and 2014, respectively.

During the second quarter of 2014, the Company received shareholder authorization to issue up to 10,000,000 preferred shares. As of June 30, 2015, no preferred shares were issued or outstanding.

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

First Financial utilizes information provided by third-party pricing vendors to analyze the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic and reviews the pricing methodologies utilized by the pricing vendors to ensure that the fair value determination is consistent with the applicable accounting guidance.  First Financial’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, historical prices and other independent pricing services.  Further, the Company periodically validates the fair values of a sample of securities in the portfolio by comparing the fair values to prices from other independent sources for the same or similar securities.  First Financial analyzes unusual or significant variances, conducts additional research with the pricing vendor, and if necessary, takes appropriate action based on its findings.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

FDIC indemnification asset. Fair value of the FDIC indemnification asset was estimated using projected cash flows related to the loss sharing agreements based on expected reimbursements for losses and the applicable loss sharing percentages. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, and may be impacted by the relatively short remaining term of loss sharing coverage on covered commercial assets. The five year period of loss protection expired for the majority of First Financial's covered commercial loans and covered OREO effective October 1, 2014. The Company classifies the estimated fair value of the indemnification asset as Level 3 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2015
Financial assets
Cash and short-term investments	$157,345	$157,345	$157,345	$0	$0
Investment securities held-to-maturity	791,839	799,796	0	799,796	0
Other investments	53,585	53,585	0	53,585	0
Loans held for sale	21,151	21,151	0	21,151	0
Loans and leases, net of ALLL	4,799,898	4,846,663	0	0	4,846,663
FDIC indemnification asset	20,338	11,253	0	0	11,253

Financial liabilities
Deposits
Noninterest-bearing	$1,330,149	$1,330,149	$0	$1,330,149	$0
Interest-bearing demand	1,175,219	1,175,219	0	1,175,219	0
Savings	1,947,566	1,947,566	0	1,947,566	0
Time	1,262,881	1,262,533	0	1,262,533	0
Total deposits	5,715,815	5,715,467	0	5,715,467	0
Short-term borrowings	710,049	710,049	710,049	0	0
Long-term debt	47,084	47,920	0	47,920	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets
Cash and short-term investments	$132,752	$132,752	$132,752	$0	$0
Investment securities held-to-maturity	867,996	874,749	0	874,749	0
Other investments	52,626	52,626	0	52,626	0
Loans held for sale	11,005	11,005	0	11,005	0
Loans and leases, net of ALLL	4,724,377	4,763,619	0	0	4,763,619
FDIC indemnification asset	22,666	12,449	0	0	12,449

Financial liabilities
Deposits
Noninterest-bearing	$1,285,527	$1,285,527	$0	$1,285,527	$0
Interest-bearing demand	1,225,378	1,225,378	0	1,225,378	0
Savings	1,889,473	1,889,473	0	1,889,473	0
Time	1,255,364	1,254,070	0	1,254,070	0
Total deposits	5,655,742	5,654,448	0	5,654,448	0
Short-term borrowings	661,392	661,392	661,392	0	0
Long-term debt	48,241	49,674	0	49,674	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2015
Assets
Derivatives	$0	$11,813	$0	$11,813
Investment securities available-for-sale	8,465	947,299	0	955,764
Total	$8,465	$959,112	$0	$967,577

Liabilities
Derivatives	$0	$12,125	$0	$12,125

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2014
Assets
Derivatives	$0	$11,399	$0	$11,399
Investment securities available-for-sale	8,406	832,062	0	840,468
Total	$8,406	$843,461	$0	$851,867

Liabilities
Derivatives	$0	$13,662	$0	$13,662

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2015
Assets
Impaired loans (1)	$0	$0	$13,411
OREO	0	0	10,983

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2014
Assets
Impaired loans (1)	$0	$0	$14,096
OREO	0	0	13,094
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

NOTE 16: SUBSEQUENT EVENTS

On July 23, 2015, First Financial Bank entered into a definitive merger agreement with Oak Street Holdings Corporation for $110.0 million in cash. The Bank anticipates the transaction to close during the third quarter of 2015.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s formerly covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection through October 1, 2019 relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets. The proportionate share (generally 80%) of credit losses and resolution expenses on covered assets expected to be reimbursed by the FDIC and recorded as FDIC loss sharing income in the Company’s Consolidated Statements of Income during those prior periods are not reflected in these credit quality ratios.

All other reclassifications of prior period amounts, if applicable, have also been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is a $7.4 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 106 banking centers and 131 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. The Bank also provides lending products, primarily equipment and leasehold improvement financing, for select concepts and franchisees in the quick service and casual dining restaurant sector throughout the United States. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.4 billion in assets under management as of June 30, 2015.

First Financial acquired the banking operations of Peoples Community Bank (Peoples), and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (collectively, Irwin), through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $125.8 million will expire October 1, 2019.  Covered assets represented approximately 1.7% of First Financial’s total assets at June 30, 2015.

MARKET STRATEGY AND BUSINESS COMBINATIONS

Oak Street. On July 23, 2015, First Financial Bank entered into a definitive merger agreement with Oak Street for $110.0 million in cash. The merger agreement has been approved by the respective boards of directors of the Bank and Oak Street; approval of the shareholders of First Financial Bancorp is not required to consummate the merger. The Bank anticipates the transaction to close during the third quarter of 2015.

Headquartered in Indianapolis, Indiana, Oak Street offers commission-based commercial financing for insurance professionals and third-party loan servicing for financial institutions nationwide. Oak Street utilizes deep industry knowledge, a proprietary technology platform and partner relationships to deliver superior service and financial products to insurance and finance professionals. As of June 30, 2015, Oak Street had total assets of $241.7 million and total loans of $238.0 million. Oak Street's high growth specialty lending platform will provide a strategic complement to First Financial's existing commercial and nationwide franchise lending businesses.

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

OVERVIEW OF OPERATIONS

Second quarter 2015 net income was $18.9 million and earnings per diluted common share were $0.31. This compares with second quarter 2014 net income of $16.0 million and earnings per diluted common share of $0.28. For the six months ended June 30, 2015, net income was $36.6 million, and earnings per diluted common share were $0.59. This compares with net income of $31.1 million and earnings per diluted common share of $0.54 for the first six months of 2014.

Return on average assets for the second quarter 2015 was 1.05% compared to 0.99% for the comparable period in 2014 and return on average shareholders’ equity for the second quarter 2015 was 9.49% compared to 9.19% for the second quarter 2014. Return on average assets for the six months ended June 30, 2015 was 1.02% compared to 0.97% for the same period in 2014. Return on average shareholders' equity was 9.28% and 9.07% for the first six months of 2015 and 2014, respectively.

A discussion of First Financial's results of operations for the three months and six months ended June 30, 2015 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net interest income	$58,674	$54,304	$117,260	$109,123
Tax equivalent adjustment	988	758	1,971	1,460
Net interest income - tax equivalent	$59,662	$55,062	$119,231	$110,583

Average earning assets	$6,616,960	$5,880,933	$6,596,921	$5,851,197

Net interest margin (1)	3.56%	3.70%	3.58%	3.76%
Net interest margin (fully tax equivalent) (1)	3.62%	3.76%	3.64%	3.81%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2015 was $58.7 million, increasing $4.4 million or 8.0% from second quarter 2014 net interest income of $54.3 million. Net interest income on a fully tax-equivalent basis for the second quarter 2015 was $59.7 million compared to $55.1 million for the second quarter 2014. Net interest margin on a fully tax equivalent basis was 3.62% for the second quarter 2015 compared to 3.76% for the second quarter 2014.  The increase in net interest income for the second quarter 2015 as compared to the same period in 2014 was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the high-yielding covered loan portfolio, as well as lower yields on recent loan originations resulting from the combination of the low interest rate environment and the volume of variable rate loan originations which have a lower initial yield than comparable fixed rate loans.

The increase in net interest income for the second quarter 2015, as compared to the second quarter 2014, was driven by a $5.1 million or 8.7% increase in total interest income to $63.8 million in the second quarter of 2015 from $58.7 million in the second quarter 2014. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $0.7 million, or 16.9%, to $5.2 million in the second quarter 2015 from $4.4 million in the second quarter 2014.

The rise in total interest income resulted from an increase in interest and fee income earned on the loan portfolio. The increase in interest income from the loan portfolio during the second quarter 2015 was primarily a result of strong organic growth in recent periods as well as the impact from the Columbus acquisitions, partially offset by continued paydowns and resolutions in the Company's high-yielding covered loan portfolio and lower new origination loan yields. Average loan balances increased $767.6 million or 19.1% in the second quarter 2015 as compared to the second quarter 2014, however, new loan originations continue to be recorded at yields significantly lower than the yields on loans that pay-off or mature during the period, muting the impact of increased balances on interest income and net interest margin.

Interest expense increased as the average balance of interest-bearing deposits increased $614.0 million or 16.0%, from the second quarter 2014 due to the impact of the Columbus acquisitions and the Company's deposit generation efforts in recent quarters. Additionally, the cost of funds related to these deposits increased 4 bps to 42 bps for the second quarter 2015 from 38 bps for the comparable quarter in 2014, negatively impacting net interest margin. Partially offsetting this increase in interest expense was a decrease in interest on both short-term and long-term borrowings when compared to the second quarter of 2014, as outstanding balances decreased $146.2 million and $12.6 million, respectively.

For the six month period ended June 30, 2015, net interest income was $117.3 million, an increase of $8.1 million from net interest income of $109.1 million for the comparable period in 2014. Net interest income on a fully-tax equivalent basis for the period ended June 30, 2015 was $119.2 million as compared to $110.6 million for the comparable period in 2014. Similar to the quarterly year-over-year items discussed above, the increase was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the high-yielding covered loan portfolio, as well as lower yields on recent loan originations resulting from the low interest rate environment. Higher interest income was partially offset by a $2.0 million, or 23.3% increase in interest expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in interest expense for the six month period ended June 30, 2015 was primarily related to an increase in average interest-bearing deposits of $640.0 million, or 17.0% when compared to the similar period in 2014, as well as an increase in the cost of funds related to those deposits of 6 bps from 37 bps in 2014 to 43 bps in 2015.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,782,785	2.34%	$1,811,175	2.47%	$1,772,759	2.41%	$1,809,383	2.50%
Interest-bearing deposits with other banks	19,960	0.26%	10,697	0.45%	20,604	0.26%	6,831	0.65%
Gross loans (1)	4,814,215	4.45%	4,059,061	4.70%	4,803,558	4.48%	4,034,983	4.76%
Total earning assets	6,616,960	3.87%	5,880,933	4.01%	6,596,921	3.91%	5,851,197	4.06%

Nonearning assets
Allowance for loan and lease losses	(54,662)		(55,149)		(54,158)		(58,507)
Cash and due from banks	114,024		118,947		113,436		121,252
Accrued interest and other assets	567,564		509,521		566,518		512,953
Total assets	$7,243,886		$6,454,252		$7,222,717		$6,426,895

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,220,391	0.08%	$1,169,350	0.11%	$1,198,449	0.08%	$1,138,767	0.11%
Savings	1,950,127	0.19%	1,702,521	0.23%	1,932,523	0.23%	1,668,405	0.21%
Time	1,275,730	1.08%	960,424	0.98%	1,273,149	1.08%	956,943	0.96%
Total interest-bearing deposits	4,446,248	0.42%	3,832,295	0.38%	4,404,121	0.43%	3,764,115	0.37%
Borrowed funds
Short-term borrowings	539,959	0.19%	686,148	0.17%	591,288	0.19%	733,865	0.17%
Long-term debt	47,266	2.51%	59,842	3.52%	47,544	2.52%	60,103	3.52%
Total borrowed funds	587,225	0.37%	745,990	0.44%	638,832	0.36%	793,968	0.42%
Total interest-bearing liabilities	5,033,473	0.41%	4,578,285	0.39%	5,042,953	0.42%	4,558,083	0.38%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,325,485		1,110,697		1,305,885		1,103,642
Other liabilities	84,330		68,661		79,291		74,666
Shareholders' equity	800,598		696,609		794,588		690,504
Total liabilities and shareholders' equity	$7,243,886		$6,454,252		$7,222,717		$6,426,895

Net interest income	$58,674		$54,304		$117,260		$109,123

Net interest spread		3.46%		3.62%		3.49%		3.68%
Contribution of noninterest-bearing sources of funds		0.10%		0.08%		0.09%		0.08%
Net interest margin (2)		3.56%		3.70%		3.58%		3.76%

(1)	Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2015			Changes for the six months ended June 30, 2015
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(565)	$(166)	$(731)	$(816)	$(437)	$(1,253)
Interest-bearing deposits with other banks	(5)	6	1	(13)	18	5
Gross loans (1)	(2,531)	8,378	5,847	(5,684)	17,069	11,385
Total earning assets	(3,101)	8,218	5,117	(6,513)	16,650	10,137
Interest-bearing liabilities
Total interest-bearing deposits	$377	$638	$1,015	$1,147	$1,372	$2,519
Borrowed funds
Short-term borrowings	29	(68)	(39)	69	(134)	(65)
Federal Home Loan Bank long-term debt	(150)	(79)	(229)	(297)	(157)	(454)
Total borrowed funds	(121)	(147)	(268)	(228)	(291)	(519)
Total interest-bearing liabilities	256	491	747	919	1,081	2,000
Net interest income	$(3,357)	$7,727	$4,370	$(7,432)	$15,569	$8,137
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2015 noninterest income was $21.4 million, representing a $5.1 million or 31.1% increase from noninterest income of $16.3 million in the second quarter 2014.  The increase in noninterest income from the comparable quarter in 2014 was due primarily to a $3.5 million increase in accelerated discount on covered loans, a $1.2 million increase in net gains from sales of loans, a $1.1 million gain on sale of investment securities and a $0.9 million increase in other noninterest income, partially offset by a $1.4 million decrease in FDIC loss sharing income.

Income from the accelerated discount on covered loans increased $3.5 million from $0.6 million during the second quarter 2014 to $4.1 million for the second quarter 2015. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Higher income from the accelerated discount on covered loans during the second quarter 2015 was related to the expiration of loss sharing coverage on non-single-family assets on October 1, 2014 as well as elevated levels of prepayment activity during the quarter. Due to the expiration of the loss sharing coverage on non-single family assets, the Company no longer recognizes a proportionate share of accelerated discount as relief to the FDIC indemnification asset for prepayment activity on non-single-family assets. The increase in noninterest income related to the increase in accelerated discount was partially offset by a related $1.1 million increase in provision expense during the period.

The increase in gains from sales of loans as compared to the second quarter 2014 was driven by a 150.5% increase in the amount of residential mortgage loans sold, reflecting strong mortgage origination activity and the impact of the Columbus acquisitions. The increase in gain on sale of investment securities was primarily related to sales of agency mortgage-backed securities and corporate debt obligations during the second quarter 2015 in an effort to rebalance the mix and duration of certain investments in the portfolio. Other noninterest income was impacted by a $0.5 million distribution received during the second quarter of 2015 related to an investment in an SBIC and a $0.7 million increase in swap fee income compared to the second quarter 2014, as increases in variable rate lending led to strong customer demand for interest rate swaps.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income decreased $1.4 million or 127.4% from positive loss sharing income of $1.1 million during the second quarter 2014 to $0.3 million of negative loss sharing income for the second quarter 2015. Negative FDIC loss sharing income during the second quarter 2015 reflects a net payable due to the FDIC as a result of recoveries on covered assets during the period, compared to the positive income recorded in second quarter 2014 for reimbursements due from the FDIC for losses and expenses on covered assets.

Noninterest income for the six months ended June 30, 2015 was $39.0 million, which represents an $8.5 million or 27.9% increase from noninterest income of $30.5 million for the first six months of 2014. The increase in noninterest income from the comparable period in 2014 was due primarily to a $4.6 million increase in the accelerated discount on covered loans, a $2.3 million increase in net gains from sales of loans, a $3.0 million increase in other noninterest income and a $1.0 million increase in gain on sale of investment securities, partially offset by a $2.0 million decrease in FDIC loss sharing income.

Similar to the quarterly year-over-year items discussed above, the increase in accelerated discount on covered loans was driven by elevated levels of prepayment activity and the expiration of non-single family loss sharing agreements. Increases in net gains on sales of loans was a product of higher sales volume during 2015 due to strong demand and the impact from the Columbus acquisitions. The increase in other noninterest income was driven by $0.9 million of distributions received from an SBIC during the period, as well as a $1.3 million increase in swap fee income as customer swap demand increased with higher levels of variable rate loan originations. Covered asset recovery activity was responsible for the decline in FDIC loss sharing income.

NONINTEREST EXPENSE

Second quarter 2015 noninterest expense was $48.8 million compared with $47.1 million for the second quarter of 2014. The $1.7 million increase from the comparable quarter in 2014 was primarily attributable to a $1.8 million increase in salaries and employee benefits and a $0.6 million increase in other noninterest expense. These increases were partially offset by a $0.9 million decline in loss sharing expense.

The increase in salaries and benefits were primarily related to the Columbus acquisitions and annual salary adjustments, partially offset by a decline in health care costs during 2015. The increase in other noninterest expense was driven by a $0.3 million increase in credit origination expenses due to increased loan demand and a $0.3 million legal settlement during the second quarter 2015.

Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs as a result of the decline in the balance of covered assets. Loss sharing expenses and losses on covered OREO are partially reimbursed by the FDIC.

Noninterest expense for the six months ended June 30, 2015 was $96.9 million compared with $95.0 million in the six months ended June 30, 2014. The $1.9 million or 2.0% increase from the comparable period in 2014 was primarily attributable to a $3.5 million increase in salaries and benefits expense, $0.5 million increase in professional services expenses and a $0.5 million increase in other noninterest expense. The increase in salaries and benefits were primarily due to expenses related to the Columbus acquisitions and annual salary adjustments, while the increase in professional services expense was due to higher tax preparation costs for wealth management clients during 2015. Increased amortization of intangible assets resulting from the Columbus acquisitions and higher subscription fees incurred in the first six months of 2015, as well as a gain on the sale of a consolidated banking center in the second quarter of 2014 contributed to the increase in other noninterest expense during the first six months of 2015. These increases were partially offset by a decrease in loss sharing expense of $2.2 million due to lower collection costs resulting from the decline in covered asset balances.

INCOME TAXES

Income tax expense was $9.3 million and $8.0 million for the second quarter of 2015 and 2014, respectively. The effective tax rates for the second quarter 2015 and 2014 were 32.9% and 33.3%, respectively. Income tax expense for the six months ended June 30, 2015 and 2014 was $17.7 million and $15.0 million, respectively. The year-to-date effective tax rate through June 30, 2015 was 32.7% compared to 32.6% for the comparable period in 2014.

The decrease in the effective tax rate for the second quarter 2015, as compared to the same period in 2014, was primarily the result of an increase in tax-exempt income during the period. The slight increase in the year-to-date effective tax rate was primarily the result of a favorable adjustment related to a change in state tax laws in 2014, partially offset by an increase in tax-exempt income in 2015.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2015 is expected to be approximately 32.0% - 34.0%.

LOANS

First Financial continues to experience strong loan demand in 2015 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $4.9 billion as of June 30, 2015, increasing $75.5 million, or 1.6%, compared to December 31, 2014.  The increase in loan balances from December 31, 2014 was primarily related to a $31.7 million increase in construction real estate loans and a $31.1 million increase in commercial real estate loans. Construction real estate originations were particularly strong for the first six months of 2015 as high-quality development needs resulted in $155.8 million of new commitments during the period, of which $108.0 million had yet to fund as of June 30, 2015.

Second quarter 2015 average loans, excluding loans held for sale, increased $767.6 million or 19.1% from the second quarter of 2014.  The increase in average loans, excluding loans held for sale, was primarily the result of a $383.7 million increase in commercial real estate loans, a $170.5 million increase in commercial loans, a $123.3 million increase in construction real estate loans, a $56.0 million increase in residential real estate loans, and a $35.5 million increase in home equity loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Columbus acquisitions.

Covered loans declined to $125.8 million at June 30, 2015 from $135.7 million as of December 31, 2014.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The ten year period of loss protection on all remaining covered loans and covered OREO expire October 1, 2019.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

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

As a result of the Company's strong resolution efforts, nonperforming assets decreased $10.9 million, or 12.5%, to $76.2 million at June 30, 2015 from $87.1 million as of December 31, 2014, due to a $4.6 million, or 7.2%, decline in nonperforming loans and a $6.3 million, or 27.7%, decline in OREO balances during the period.

Nonperforming loans declined during the first six months of 2015, as commercial real estate loans on nonaccrual decreased $6.6 million, or 23.7%, nonaccrual residential real estate loans decreased $2.0 million, or 27.4% and covered/formerly covered loans on nonaccrual decreased $0.6 million, or 16.4%. These decreases were partially offset by a $0.9 million, or 14.9% increase in nonaccrual commercial loans and a $4.2 million, or 26.1% increase in accruing TDRs as of June 30, 2015, which was primarily related to a single commercial real estate relationship restructured during the period.

OREO represents properties acquired by First Financial primarily through loan defaults by borrowers. OREO balances declined during the first six months of 2015 as resolutions and valuation adjustments of $10.6 million exceeded additions of $4.4 million.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $34.2 million at June 30, 2015, which was a $5.9 million, or 21.0% increase from $28.2 million at December 31, 2014. This increase is primarily related to the addition of a $4.3 million commercial real estate relationship that had already been classified as nonaccrual.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $139.9 million as of June 30, 2015 compared to $154.8 million at December 31, 2014. Loans 30-to-89 days past due decreased to $12.6 million, or 0.26% of period end loans at June 30, 2015, as compared to $18.2 million, or 0.38%, at December 31, 2014. The declines in nonperforming, classified and delinquent assets during 2015 reflect the Company's disciplined underwriting approach, ongoing resolution efforts and a stable credit outlook.

The table that follows shows the categories that are included in nonperforming and underperforming assets, as well as related credit quality ratios as of June 30, 2015 and the four previous quarters.

	Quarter ended
	2015		2014
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$6,683	$6,926	$5,817	$6,486	$7,077
Real estate - construction	223	223	223	223	223
Real estate - commercial	21,186	29,925	27,752	25,262	15,288
Real estate - residential	5,257	6,100	7,241	6,696	6,806
Installment	305	278	443	398	459
Home equity	2,735	2,462	3,064	2,581	2,565
Lease financing	0	0	0	0	0
Covered/formerly covered loans	3,284	3,239	3,929	4,604	3,404
Nonaccrual loans	39,673	49,153	48,469	46,250	35,822
Accruing troubled debt restructurings (TDRs)	20,084	15,429	15,928	13,439	12,677
Total nonperforming loans	59,757	64,582	64,397	59,689	48,499
Other real estate owned (OREO)	16,401	20,906	22,674	22,496	32,809
Total nonperforming assets	76,158	85,488	87,071	82,185	81,308
Accruing loans past due 90 days or more	70	85	216	249	256
Total underperforming assets	$76,228	$85,573	$87,287	$82,434	$81,564
Classified assets, excluding covered/formerly covered	$106,280	$109,090	$109,122	$105,914	$103,799
Covered/formerly covered classified assets	33,651	44,727	45,682	53,012	74,727
Total classified assets	$139,931	$153,817	$154,804	$158,926	$178,526

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	133.28%	107.98%	109.06%	116.73%	152.01%
Nonperforming loans	88.49%	82.18%	82.08%	90.45%	112.27%
Total ending loans	1.09%	1.11%	1.11%	1.13%	1.35%
Nonperforming loans to total loans	1.23%	1.36%	1.35%	1.25%	1.20%
Nonperforming assets to
Ending loans, plus OREO	1.56%	1.79%	1.81%	1.71%	2.00%
Total assets, including covered assets	1.03%	1.18%	1.21%	1.12%	1.24%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	1.15%	1.46%	1.48%	1.43%	1.69%
Total assets, including covered assets	0.76%	0.97%	0.99%	0.93%	1.05%
(1) Nonaccrual loans include nonaccrual TDRs of $14.1 million, $20.3 million, $12.3 million, $13.2 million and $11.0 million, as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion or 24.4% of total assets at June 30, 2015 and December 31, 2014, respectively.  Securities available-for-sale at June 30, 2015 totaled $955.8 million, compared with a balance of $840.5 million at December 31, 2014, while held-to-maturity securities totaled $791.8 million at June 30, 2015 compared to $868.0 million at December 31, 2014.

The investment portfolio increased $40.1 million, or 2.3%, during the first six months of 2015 as $227.2 million of purchases were offset by $53.0 million in sales and $132.4 million in principal runoff, amortization and other portfolio reductions. The overall duration of the investment portfolio was 3.4 years as of June 30, 2015 and December 31, 2014 as the Company implemented investment strategies in preparation for a rising interest rate environment.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments and thus carries credit risk. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk and First Financial continuously monitors and considers these risks in its evaluation of market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded, as a component of equity in accumulated other comprehensive income, a $1.3 million unrealized after-tax loss on the investment portfolio at June 30, 2015. The total unrealized loss on the investment portfolio decreased $1.2 million from a $2.5 million after-tax unrealized loss at December 31, 2014 due to favorable movements in interest rates during the first half of 2015.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2015 were $5.7 billion, representing an increase of $60.1 million or 1.1% compared to December 31, 2014, as total interest-bearing deposits increased $15.5 million or 0.4% and total noninterest-bearing deposits increased $44.6 million or 3.5%.

Non-time deposit balances totaled $4.5 billion as of June 30, 2015, increasing $52.6 million, or 1.2%, compared to December 31, 2014 while time deposit balances increased $7.5 million, or 0.6%.

Year-to-date average deposits increased $842.2 million, or 17.3%, to $5.7 billion at June 30, 2015 from June 30, 2014 due to a $202.2 million increase in average noninterest-bearing deposits, a $264.1 million increase in average savings accounts and a $316.2 million increase in average time deposit balances. The year-over-year growth in average deposits was due to the Columbus acquisitions as well as strong organic deposit generation during the period.

From time to time, First Financial executes interest rate swaps to manage interest rate volatility on market-priced or indexed floating rate deposit products. First Financial considers these interest rate swaps in conjunction with other strategic balance sheet and interest rate risk objectives, and as a result terminated all active cash flow hedges during the second quarter 2015. First Financial had interest rate swaps with a total notional value of $150.0 million as of December 31, 2014.

Borrowed funds increased to $757.1 million at June 30, 2015 from $709.6 million at December 31, 2014, primarily due to an $83.5 million increase in FHLB short-term borrowings, which are utilized to manage normal liquidity needs. This increase was the result of the loan growth outlined previously as well as efforts to manage the Company's funding costs.

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

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. First Financial also utilizes its short-term line of credit and longer-term advances from the FHLB as funding sources. First Financial's total remaining borrowing capacity from the FHLB was $453.5 million at June 30, 2015. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities totaling $3.2 billion as collateral for borrowings from the FHLB as of June 30, 2015.

First Financial also maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $955.8 million at June 30, 2015.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $1.8 million at June 30, 2015.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks, and loans maturing within one year, are also sources of liquidity.

At June 30, 2015, in addition to liquidity on hand of $157.3 million, First Financial had unused and available overnight wholesale funding of $1.8 billion, or 24.9% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required for First Financial Bank to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $11.5 million for the first six months of 2015.  As of June 30, 2015, First Financial Bank had retained earnings of $411.7 million of which $63.5 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $42.8 million in cash at the parent company as of June 30, 2015, which is approximately one year of the Company’s annual regular shareholder dividend and operating expenses.

First Financial repurchased no shares of the Company's common stock during the first six months of 2015. Under a previously announced share repurchase plan, First Financial purchased 40,255 shares of the Company's common stock for $0.7 million during the first six months of 2014.

Capital expenditures, such as banking center expansions and technology investments were $4.0 million and $2.6 million for the first six months of 2015 and 2014, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

Management believes, as of June 30, 2015, that First Financial met all capital adequacy requirements to which it was subject.  At June 30, 2015, and December 31, 2014, regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

Consolidated regulatory capital ratios at June 30, 2015, included the leverage ratio of 9.77%, common equity tier 1 capital ratio of 12.34%, tier 1 capital ratio of 12.35% and total capital ratio of 13.31%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $300.0 million on a consolidated basis.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. Due largely to the changes in calculating risk-weighted assets, First Financial's tier 1 and total capital ratios decreased from 12.69% and 13.71%, respectively, as of December 31, 2014 to 12.35% and 13.31% as of June 30, 2015. The leverage ratio improved to 9.77% at June 30, 2015 compared to 9.44% as of December 31, 2014 and the Company’s tangible common equity ratio increased from 9.02% at December 31, 2014 to 9.08% during the current quarter as the increase in tangible equity outweighed the increase in tangible assets.

The following table presents the actual and required capital amounts and ratios as of June 30, 2015 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2015
Common equity tier 1 capital to risk-weighted assets
Consolidated	$697,139	12.34%	$254,145	4.50%	N/A	N/A	$395,336	7.00%
First Financial Bank	635,734	11.30%	253,216	4.50%	$365,756	6.50%	393,891	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	697,243	12.35%	338,859	6.00%	N/A	N/A	480,051	8.50%
First Financial Bank	635,838	11.30%	337,621	6.00%	450,162	8.00%	478,297	8.50%

Total capital to risk-weighted assets
Consolidated	751,818	13.31%	451,813	8.00%	N/A	N/A	593,004	10.50%
First Financial Bank	696,672	12.38%	450,162	8.00%	562,702	10.00%	590,837	10.50%

Leverage ratio
Consolidated	697,243	9.77%	285,511	4.00%	N/A	N/A	285,511	4.00%
First Financial Bank	635,838	8.92%	285,153	4.00%	356,441	5.00%	285,153	4.00%

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

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on July 1, 2015 to shareholders of record as of May 29, 2015. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on October 1, 2015 to shareholders of record as of August 28, 2015.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. The Company did not repurchase any shares during the first six months of 2015 under the 2012 share repurchase plan, however 40,255 shares were repurchased during the first six months of 2014 at an average price of $17.32 per share. At June 30, 2015, 3,749,100 common shares remained available for repurchase under the 2012 share repurchase plan.

The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds and current regulatory capital requirements.

Shareholders' Equity. Total shareholders’ equity at June 30, 2015 was $802.4 million compared to total shareholders’ equity at December 31, 2014 of $784.1 million.

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

Allowance for loan and lease losses. First Financial records a provision for loan and lease losses in the Consolidated Statements of Income to maintain the ALLL at a level considered sufficient to absorb probable loan and lease losses inherent in the portfolio.

The ALLL was $52.9 million as of June 30, 2015 and December 31, 2014.  As a percentage of period-end loans, the ALLL was 1.09% as of June 30, 2015 compared to 1.11% as of December 31, 2014. The ALLL was relatively unchanged from December 31, 2014, consistent with the Company's stable overall credit outlook.

The ALLL as a percentage of nonaccrual loans, including nonaccrual TDRs was 133.3% at June 30, 2015 compared with 109.1% at December 31, 2014. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, increased to 88.5% as of June 30, 2015 compared with 82.1% as of December 31, 2014 due to a $4.6 million, or 7.2% decrease in nonperforming loans.

Second quarter 2015 net charge-offs were $3.3 million or 0.27% of average loans and leases on an annualized basis, compared to net recoveries of $1.2 million or 0.12% of average loans and leases on an annualized basis for the comparable quarter in 2014. The $4.5 million increase in net charge-offs from the comparable period in 2014 was primarily the result of higher charge-offs and lower recoveries of commercial and commercial real estate loans, partially offset by lower charge-offs on construction loans and higher recoveries on home equity loans during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Second quarter 2015 provision expense was $3.1 million compared to a negative $0.4 million during the comparable quarter in 2014. Provision expense was $5.1 million compared to a negative $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

See Note 5 - Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's allowance for loans and leases.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended					Six months ended
	2015			2014		June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30	June 30,	2015	2014
Allowance for loan and lease loss activity
Balance at beginning of period	$53,076	$52,858	$53,989	$54,452	$53,596	$52,858	$62,730
Provision for loan losses	3,070	2,060	2,052	893	(384)	5,130	(1,417)
Gross charge-offs
Commercial	1,256	1,567	2,992	953	944	2,823	5,211
Real estate-construction	0	0	111	8	1,173	0	1,229
Real estate-commercial	2,716	1,870	983	2,323	2,388	4,586	6,172
Real estate-residential	755	406	249	505	441	1,161	700
Installment	59	166	92	310	63	225	203
Home equity	249	741	1,054	432	426	990	1,288
All other	237	294	287	338	237	531	533
Total gross charge-offs	5,272	5,044	5,768	4,869	5,672	10,316	15,336
Recoveries
Commercial	326	2,183	233	1,703	2,176	2,509	2,833
Real estate-construction	17	45	41	202	97	62	138
Real estate-commercial	1,105	491	2,004	1,065	4,362	1,596	4,548
Real estate-residential	43	64	33	35	100	107	463
Installment	68	85	92	76	79	153	190
Home equity	372	289	71	297	37	661	143
All other	71	45	111	135	61	116	160
Total recoveries	2,002	3,202	2,585	3,513	6,912	5,204	8,475
Total net charge-offs	3,270	1,842	3,183	1,356	(1,240)	5,112	6,861
Ending allowance for loan and lease losses	$52,876	$53,076	$52,858	$53,989	$54,452	$52,876	$54,452

Net charge-offs to average loans and leases (annualized)
Commercial	0.28%	(0.19)%	0.85%	(0.24)%	(0.43)%	0.05%	0.43%
Real estate-construction	(0.03)%	(0.08)%	0.14%	(0.50)%	4.19%	(0.06)%	2.26%
Real estate-commercial	0.31%	0.26%	(0.19)%	0.26%	(0.46)%	0.28%	0.19%
Real estate-residential	0.57%	0.28%	0.17%	0.39%	0.31%	0.43%	0.11%
Installment	(0.08)%	0.72%	0.00%	1.86%	(0.13)%	0.33%	0.05%
Home equity	(0.11)%	0.40%	0.85%	0.12%	0.37%	0.14%	0.55%
All other	0.55%	0.87%	0.62%	0.70%	0.60%	0.70%	0.64%
Total net charge-offs	0.27%	0.16%	0.27%	0.12%	(0.12)%	0.22%	0.35%

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

First Financial monitors the Company's interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios including instantaneous shocks. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

First Financial’s interest rate risk models are based on the contractual and assumed cash flows and repricing characteristics for all of the Company’s assets, liabilities and off-balance sheet exposure. A number of assumptions are also incorporated into the interest rate risk models, including prepayment behaviors and repricing spreads for assets and attrition and repricing rates for liabilities. Assumptions are primarily derived from behavior studies of the Company’s historical client base and are continually refined. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company applies a weighted average deposit beta of 58%. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2015, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.87)%	(0.87)%	0.15%
NII-Year 2	(4.98)%	2.45%	4.86%
EVE	(4.79)%	(2.13)%	(0.94)%
(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial was within all internal policy limits set for interest rate risk monitoring as of June 30, 2015. Projected results for NII became less asset sensitive and EVE projections reflected liability sensitivity during the second quarter 2015 primarily as a result of the termination of cash flow hedges and increase in fixed-rate investment securities, which were partially offset by higher floating rate balances in the loan portfolio and growth in noninterest-bearing deposit balances. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of June 30, 2015 assuming both a 25% increase and decrease to the managed rate deposit beta assumption:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	0.59%	(2.34)%	2.20%	(1.91)%
NII-Year 2	4.35%	0.55%	7.38%	2.33%

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2014 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2015.

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

▪
the risk that the strength of the United States economy in general and the strength of the local economies in which we conduct operations may deteriorate resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio, allowance for loan and lease losses and overall financial performance;

▪	U.S. fiscal debt and budget matters;

▪	the ability of financial institutions to access sources of liquidity at a reasonable cost;

▪
the impact of upheaval in the financial markets and the effectiveness of domestic and international governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
May 1 to May 31, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	750	17.20	N/A	N/A
June 1 to June 30, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	2,100	17.90	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Director Fee Stock Plan	0	$0.00	N/A
Stock Plans	2,850	$17.72	N/A

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

Exhibit Number
2.1
Agreement and Plan of Merger between First Financial Bank, National Association, OSF II Corporation, AG-OSF Holdings, LLC and Oak Street Holdings Corporation, dated as of July 23, 2015 (filed as Exhibit 2.1 to First Financial Bancorp's Form 8-K on July 24, 2015 and incorporated herein by reference).

3.1	Amended and Restated Regulations (filed as Exhibit 3.1 to First Financial Bancorp's Form 8-K on July 29, 2015 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

(1)     As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	8/7/2015	Date	8/7/2015