Form 10-Q
period 2015-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2015-11-06
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2015
Common stock, No par value	61,644,723

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial Bancorp has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for loan and lease losses	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	First Financial Bank	First Financial Bank, N.A.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank, N.A.	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	IRLC	Interest Rate Lock Commitment
BP	basis point	N/A	Not applicable
CDs	certificates of deposits	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$112,298	$110,122
Interest-bearing deposits with other banks	24,191	22,630
Investment securities available-for-sale, at market value (cost $1,071,558 at September 30, 2015 and $849,504 at December 31, 2014)	1,069,667	840,468
Investment securities held-to-maturity (market value $770,512 at September 30, 2015 and $874,749 at December 31, 2014)	756,035	867,996
Other investments	53,431	52,626
Loans held for sale	26,287	11,005
Loans and leases
Commercial	1,637,467	1,315,114
Real estate-construction	276,240	197,571
Real estate-commercial	2,169,662	2,140,667
Real estate-residential	506,653	501,894
Installment	39,974	47,320
Home equity	463,629	458,627
Credit card	39,759	38,475
Lease financing	82,679	77,567
Total loans and leases	5,216,063	4,777,235
Less: Allowance for loan and lease losses	53,332	52,858
Net loans and leases	5,162,731	4,724,377
Premises and equipment	139,020	141,381
Goodwill and other intangibles	211,732	145,853
FDIC indemnification asset	18,931	22,666
Accrued interest and other assets	306,210	278,697
Total assets	$7,880,533	$7,217,821

Liabilities
Deposits
Interest-bearing	$1,330,673	$1,225,378
Savings	1,979,627	1,889,473
Time	1,440,223	1,255,364
Total interest-bearing deposits	4,750,523	4,370,215
Noninterest-bearing	1,330,905	1,285,527
Total deposits	6,081,428	5,655,742
Federal funds purchased and securities sold under agreements to repurchase	62,317	103,192
Federal Home Loan Bank short-term borrowings	701,200	558,200
Total short-term borrowings	763,517	661,392
Long-term debt	119,515	48,241
Total borrowed funds	883,032	709,633
Accrued interest and other liabilities	103,061	68,369
Total liabilities	7,067,521	6,433,744

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2015 and 2014	570,025	574,643
Retained earnings	378,258	352,893
Accumulated other comprehensive loss	(17,219)	(21,409)
Treasury stock, at cost, 7,017,098 shares in 2015 and 7,274,184 shares in 2014	(118,052)	(122,050)
Total shareholders' equity	813,012	784,077
Total liabilities and shareholders' equity	$7,880,533	$7,217,821

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$58,694	$53,725	$167,744	$151,749
Investment securities
Taxable	9,986	10,227	28,875	31,019
Tax-exempt	1,163	894	3,419	2,500
Total interest on investment securities	11,149	11,121	32,294	33,519
Other earning assets	(1,168)	(1,455)	(3,511)	(4,162)
Total interest income	68,675	63,391	196,527	181,106
Interest expense
Deposits	4,861	4,218	14,302	11,140
Short-term borrowings	374	354	930	975
Long-term borrowings	281	456	876	1,505
Total interest expense	5,516	5,028	16,108	13,620
Net interest income	63,159	58,363	180,419	167,486
Provision for loan and lease losses	2,647	893	7,777	(524)
Net interest income after provision for loan and lease losses	60,512	57,470	172,642	168,010
Noninterest income
Service charges on deposit accounts	4,934	5,263	14,260	15,172
Trust and wealth management fees	3,134	3,207	10,042	10,258
Bankcard income	2,909	2,859	8,501	8,101
Net gains from sales of loans	1,758	1,660	5,146	2,793
Net gains on sales of investment securities	409	0	1,503	50
FDIC loss sharing income	(973)	(192)	(2,323)	408
Accelerated discount on covered/formerly covered loans	3,820	789	10,006	2,425
Other	4,364	2,925	12,248	7,816
Total noninterest income	20,355	16,511	59,383	47,023
Noninterest expenses
Salaries and employee benefits	27,768	28,686	82,160	79,562
Net occupancy	4,510	4,577	13,895	14,381
Furniture and equipment	2,165	2,265	6,537	6,325
Data processing	2,591	4,393	8,020	10,021
Marketing	810	939	2,671	2,555
Communication	531	541	1,659	1,726
Professional services	4,092	1,568	7,789	4,741
State intangible tax	579	648	1,733	1,936
FDIC assessments	1,103	1,126	3,307	3,334
Loss (gain) - other real estate owned	196	(589)	1,089	573
Loss sharing expense	574	1,002	1,451	4,036
Other	8,073	6,263	19,535	17,182
Total noninterest expenses	52,992	51,419	149,846	146,372
Income before income taxes	27,875	22,562	82,179	68,661
Income tax expense	9,202	7,218	26,936	22,260
Net income	$18,673	$15,344	$55,243	$46,401
Net earnings per common share - basic	$0.31	$0.26	$0.90	$0.80
Net earnings per common share - diluted	$0.30	$0.26	$0.89	$0.79
Cash dividends declared per share	$0.16	$0.15	$0.48	$0.45
Average common shares outstanding - basic	61,135,749	59,403,109	61,088,794	57,907,203
Average common shares outstanding - diluted	61,987,795	60,112,932	61,858,724	58,639,394

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$18,673	$15,344	$55,243	$46,401
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	3,057	(256)	4,287	10,077
Change in retirement obligation	220	189	624	663
Unrealized gain (loss) on derivatives	128	760	(771)	(334)
Unrealized gain (loss) on foreign currency exchange	91	(12)	50	(13)
Other comprehensive income (loss)	3,496	681	4,190	10,393
Comprehensive income	$22,169	$16,025	$59,433	$56,794

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2014	68,730,731	$577,076	$324,192	$(31,281)	(11,197,685)	$(187,826)	$682,161
Net income			46,401				46,401
Other comprehensive income (loss)				10,393			10,393
Cash dividends declared:
Common stock at $0.45 per share			(26,475)				(26,475)
Purchase of common stock					(40,255)	(697)	(697)
Common stock issued in connection with business combinations		(946)			3,657,937	61,375	60,429
Excess tax benefit on share-based compensation		149					149
Exercise of stock options, net of shares purchased		(771)			36,830	616	(155)
Restricted stock awards, net of forfeitures		(4,191)			180,915	3,005	(1,186)
Share-based compensation expense		2,892					2,892
Balance at September 30, 2014	68,730,731	$574,209	$344,118	$(20,888)	(7,362,258)	$(123,527)	$773,912
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			55,243				55,243
Other comprehensive income (loss)				4,190			4,190
Cash dividends declared:
Common stock at $0.48 per share			(29,572)				(29,572)
Purchase of common stock					(148,935)	(2,783)	(2,783)
Warrant Exercises		(645)			39,217	658	13
Excess tax benefit on share-based compensation		85					85
Exercise of stock options, net of shares purchased		(195)			30,458	511	316
Restricted stock awards, net of forfeitures		(6,869)			336,346	5,612	(1,257)
Share-based compensation expense		3,006					3,006
Balance at September 30, 2015	68,730,731	$570,025	$378,258	$(17,219)	(7,017,098)	$(118,052)	$813,012

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net income	$55,243	$46,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,777	(524)
Depreciation and amortization	9,697	9,465
Stock-based compensation expense	3,006	2,892
Pension expense (income)	(900)	(853)
Net amortization of premiums/accretion of discounts on investment securities	5,874	5,523
Gains on sales of investment securities	(1,503)	(50)
Originations of loans held for sale	(197,621)	(93,561)
Net gains from sales of loans held for sale	(5,146)	(2,793)
Proceeds from sales of loans held for sale	187,364	85,977
Deferred income taxes	2,954	(20,137)
Decrease (increase) in interest receivable	(1,912)	(2,849)
Decrease (increase) in cash surrender value of life insurance	(4,889)	(4,608)
Decrease (increase) in prepaid expenses	(443)	(2,303)
Decrease (increase) in indemnification asset	3,735	20,931
(Decrease) increase in accrued expenses	(1,630)	(5,515)
(Decrease) increase in interest payable	706	(72)
Other	(4,561)	5,917
Net cash provided by (used in) operating activities	57,751	43,841

Investing activities
Proceeds from sales of securities available-for-sale	68,615	92,573
Proceeds from calls, paydowns and maturities of securities available-for-sale	88,336	75,691
Purchases of securities available-for-sale	(375,244)	(142,307)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	111,499	74,392
Purchases of securities held-to-maturity	(3,520)	(140,426)
Net decrease (increase) in interest-bearing deposits with other banks	(1,561)	3,465
Net decrease (increase) in loans and leases	(213,936)	(226,349)
Proceeds from disposal of other real estate owned	12,238	28,713
Purchases of premises and equipment	(6,371)	(7,591)
Net cash (paid) acquired from business combinations	(305,591)	34,300
Net cash provided by (used in) investing activities	(625,535)	(207,539)

Financing activities
Net (decrease) increase in total deposits	425,686	126,905
Net (decrease) increase in short-term borrowings	102,125	95,663
Payments on long-term debt	(46,238)	(28,930)
Proceeds from issuance of long-term debt	120,000	0
Cash dividends paid on common stock	(29,282)	(25,717)
Treasury stock purchase	(2,783)	(697)
Proceeds from exercise of stock options	367	65
Excess tax benefit on share-based compensation	85	149
Net cash provided by (used in) financing activities	569,960	167,438

Cash and due from banks
Net increase (decrease) in cash and due from banks	2,176	3,740
Cash and due from banks at beginning of period	110,122	117,620
Cash and due from banks at end of period	$112,298	$121,360
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection through October 1, 2019 relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets.

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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In January 2014, the FASB issued an update (ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects) that permits First Financial to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, First Financial would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The amended guidance requires disclosure of the nature of First Financial’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on First Financial’s financial position and results of operation. The provisions of this update became effective for the interim reporting period ended March 31, 2015. First Financial made the election to adopt the proportional amortization method during the first quarter 2015 and had $23.6 million of affordable housing commitments as of September 30, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

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

In April 2014, the FASB issued an update (ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) which redefines what constitutes a discontinued operation. Under the revised standard, a discontinued operation is a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale, that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of a major line of business, a major geographic area, a major equity method investment or other major parts of an entity. The new guidance eliminates the criteria prohibiting an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The provisions of this update became effective for the interim reporting period ended March 31, 2015. This update did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

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

In April 2015, the FASB issued an update (ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs) that requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. First Financial adopted this accounting standard during the third quarter of 2015 and recorded $1.7 million of deferred debt issuance costs as a reduction to long-term debt in the Consolidated Balance Sheets as of September 30, 2015. Management concluded that the debt issuance costs capitalized in prior periods was immaterial as a component of other assets, total assets, total long-term debt and total liabilities, and as such, the Company's prior periods have not been restated. The amount of unamortized debt issuance costs not reclassified was $0.1 million as of December 31, 2014.

In May 2015, the FASB issued an update (ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) which will eliminate the requirement to categorize investments whose fair values are measured at net asset value within the fair value hierarchy using the practical expedient. This update will require entities to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The provisions of this update become effective for the interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In September 2015, the FASB issued an update (ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments) which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This update will require acquiring companies to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance in this ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$98	$1	$0	$99
Securities of U.S. government agencies and corporations	15,968	222	0	16,190	8,717	247	0	8,964
Mortgage-backed securities	707,124	15,048	(520)	721,652	660,881	5,040	(6,879)	659,042
Obligations of state and other political subdivisions	28,138	168	(317)	27,989	75,845	2,311	(928)	77,228
Asset-backed securities	0	0	0	0	215,036	221	(1,801)	213,456
Other securities	4,805	0	(124)	4,681	110,981	919	(1,022)	110,878
Total	$756,035	$15,438	$(961)	$770,512	$1,071,558	$8,739	$(10,630)	$1,069,667

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2014:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Market value	Amortized cost	Unrealized gain	Unrealized loss	Market value
U.S. Treasuries	$0	$0	$0	$0	$97	$0	$0	$97
Securities of U.S. government agencies and corporations	17,570	24	(23)	17,571	11,814	67	(1)	11,880
Mortgage-backed securities	801,465	7,813	(2,064)	807,214	611,497	4,462	(13,211)	602,748
Obligations of state and other political subdivisions	44,164	1,275	(193)	45,246	73,649	883	(947)	73,585
Asset-backed securities	0	0	0	0	74,784	155	(103)	74,836
Other securities	4,797	0	(79)	4,718	77,663	1,193	(1,534)	77,322
Total	$867,996	$9,112	$(2,359)	$874,749	$849,504	$6,760	$(15,796)	$840,468

The following table provides a summary of investment securities by estimated weighted average life as of September 30, 2015. Estimated lives on certain investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Market value	Amortized cost	Market value
Due in one year or less	$4,473	$4,587	$22,066	$22,118
Due after one year through five years	534,431	543,735	667,783	666,906
Due after five years through ten years	217,131	222,190	334,447	332,881
Due after ten years	0	0	47,262	47,762
Total	$756,035	$770,512	$1,071,558	$1,069,667

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$216,209	$(856)	$257,294	$(6,543)	$473,503	$(7,399)
Obligations of state and other political subdivisions	1,268	(3)	36,309	(1,242)	37,577	(1,245)
Asset-backed securities	157,585	(1,781)	5,780	(20)	163,365	(1,801)
Other securities	37,492	(540)	25,483	(606)	62,975	(1,146)
Total	$412,554	$(3,180)	$324,866	$(8,411)	$737,420	$(11,591)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$493	$(1)	$97	$0	$590	$(1)
Mortgage-backed securities	119,641	(420)	428,486	(13,780)	548,127	(14,200)
Obligations of state and other political subdivisions	12,746	(126)	37,516	(1,014)	50,262	(1,140)
Asset-backed securities	32,045	(103)	0	0	32,045	(103)
Other securities	12,831	(317)	30,005	(1,296)	42,836	(1,613)
Total	$177,756	$(967)	$496,104	$(16,090)	$673,860	$(17,057)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2015 or December 31, 2014.

For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. Lending activities are primarily concentrated in states where the Bank currently operates banking centers (Ohio, Indiana and Kentucky). Additionally, First Financial has two national lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts exclusively to insurance agents and brokers. Commercial loan categories include commercial and industrial (commercial), commercial real estate, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

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

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $207.8 million and $264.9 million, at September 30, 2015 and December 31, 2014, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $236.5 million and $314.5 million as of September 30, 2015 and December 31, 2014, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$78,945	$127,764	$106,622	$133,671
Reclassification from/(to) nonaccretable difference	76	(2,295)	(2,048)	19,864
Accretion	(4,945)	(8,158)	(17,046)	(26,808)
Other net activity (1)	(4,746)	(4,250)	(18,198)	(13,666)
Balance at end of period	$69,330	$113,061	$69,330	$113,061
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized reclassifications from nonaccretable to accretable difference of $0.1 million for the third quarter of 2015, however, during the nine months ended September 30, 2015, the Company recognized reclassifications from accretable to nonaccretable difference of $2.0 million. During the third quarter of 2014, First Financial recognized $2.3 million of reclassifications from accretable to nonaccretable difference, while in the nine months ended September 30, 2014, the Company recognized reclassifications from nonaccretable to accretable difference of $19.9 million due to changes in the cash flow expectations related to certain loan pools. Reclassifications from nonaccretable to accretable difference can result in impairment and provision expense in the current period and reclassifications from accretable to nonaccretable difference can result in yield adjustments on the related loan pools on a prospective basis.

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

The Company's loss sharing agreements with the FDIC related to non-single family loans expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. Covered loans totaled $117.6 million as of September 30, 2015 and $135.7 million as of December 31, 2014.

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

First Financial considers repayment performance to be the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by 90 days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a TDR are classified as nonperforming.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2015
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,571,656	$275,197	$2,081,930	$81,053	$4,009,836
Special Mention	40,433	130	20,414	1,626	62,603
Substandard	25,378	913	67,318	0	93,609
Doubtful	0	0	0	0	0
Total	$1,637,467	$276,240	$2,169,662	$82,679	$4,166,048

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$497,643	$39,547	$457,893	$39,759	$1,034,842
Nonperforming	9,010	427	5,736	0	15,173
Total	$506,653	$39,974	$463,629	$39,759	$1,050,015

	As of December 31, 2014
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,265,116	$195,787	$2,027,897	$75,839	$3,564,639
Special Mention	30,903	0	25,928	1,728	58,559
Substandard	19,095	1,784	86,842	0	107,721
Doubtful	0	0	0	0	0
Total	$1,315,114	$197,571	$2,140,667	$77,567	$3,730,919

(Dollars in thousands)	Real Estate Residential	Installment	Home Equity	Other	Total
Performing	$490,314	$46,806	$452,281	$38,475	$1,027,876
Nonperforming	11,580	514	6,346	0	18,440
Total	$501,894	$47,320	$458,627	$38,475	$1,046,316

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$949	$887	$4,125	$5,961	$1,622,274	$1,628,235	$9,232	$1,637,467	$0
Real estate - construction	0	0	79	79	275,351	275,430	810	276,240	0
Real estate - commercial	1,094	1,120	14,510	16,724	2,018,164	2,034,888	134,774	2,169,662	0
Real estate - residential	1,964	391	2,365	4,720	442,154	446,874	59,779	506,653	0
Installment	20	50	257	327	37,531	37,858	2,116	39,974	0
Home equity	512	150	3,309	3,971	458,574	462,545	1,084	463,629	0
Other	684	131	58	873	121,565	122,438	0	122,438	58
Total	$5,223	$2,729	$24,703	$32,655	$4,975,613	$5,008,268	$207,795	$5,216,063	$58

	As of December 31, 2014
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$1,002	$3,647	$2,110	$6,759	$1,290,975	$1,297,734	$17,380	$1,315,114	$0
Real estate - construction	276	0	223	499	195,773	196,272	1,299	197,571	0
Real estate - commercial	8,356	838	13,952	23,146	1,944,207	1,967,353	173,314	2,140,667	0
Real estate - residential	1,198	344	4,224	5,766	426,908	432,674	69,220	501,894	0
Installment	133	17	272	422	44,235	44,657	2,663	47,320	0
Home equity	697	466	4,079	5,242	452,357	457,599	1,028	458,627	0
Other	1,133	128	216	1,477	114,565	116,042	0	116,042	216
Total	$12,795	$5,440	$25,076	$43,311	$4,469,020	$4,512,331	$264,904	$4,777,235	$216

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

Purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or prospective yield adjustments.

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 271 TDRs totaling $33.8 million at September 30, 2015, including $20.2 million on accrual status and $13.6 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at September 30, 2015. At September 30, 2015, the allowance for loan and lease losses included reserves of $2.4 million related to TDRs. For the three and nine months ended September 30, 2015, First Financial charged off $0.7 million and $2.5 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, at September 30, 2015, approximately $8.8 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2015 and 2014:

	Three months ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	5	$171	$166	6	$3,712	$3,384
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	2	2,159	2,000	2	375	373
Real estate - residential	6	920	901	7	322	264
Installment	2	50	50	3	6	6
Home equity	6	231	229	6	126	125
Total	21	$3,531	$3,346	24	$4,541	$4,152

	Nine months ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	27	$1,686	$1,676	11	$3,938	$3,594
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	14	17,499	13,734	11	2,583	2,453
Real estate - residential	9	1,282	1,228	30	1,712	1,527
Installment	9	96	96	6	21	19
Home equity	16	2,281	1,768	26	791	758
Total	75	$22,844	$18,502	84	$9,045	$8,351

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2015 and 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Extended maturities	$2,166	$3,505	$12,827	$4,402
Adjusted interest rates	0	0	0	301
Combination of rate and maturity changes	0	402	1,219	1,643
Forbearance	0	0	260	320
Other (1)	1,180	245	4,196	1,685
Total	$3,346	$4,152	$18,502	$8,351
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

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	Three months ended
	September 30, 2015		September 30, 2014
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	2	$344	0	$0
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	0	0
Real estate - residential	0	0	1	1
Installment	0	0	0	0
Home equity	1	14	0	0
Total	3	$358	1	$1

	Nine months ended
	September 30, 2015		September 30, 2014
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	2	$344	1	$143
Real estate - construction	0	0	0	0
Real estate - commercial	4	1,146	0	0
Real estate - residential	1	73	3	28
Installment	0	0	1	0
Home equity	1	14	3	92
Total	8	$1,577	8	$263

Impaired Loans. Loans classified as nonaccrual, excluding purchased impaired loans, and loans modified as TDRs are considered impaired. The following table provides information on nonaccrual loans, TDRs and total impaired loans.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Impaired loans
Nonaccrual loans (1)
Commercial	$7,438	$6,627
Real estate-construction	79	223
Real estate-commercial	17,732	27,969
Real estate-residential	4,940	7,241
Installment	321	451
Home equity	5,203	5,958
Nonaccrual loans (1)	35,713	48,469
Accruing troubled debt restructurings	20,226	15,928
Total impaired loans	$55,939	$64,397
(1) Nonaccrual loans include nonaccrual TDRs of $13.6 million and $12.3 million as of September 30, 2015 and December 31, 2014, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$852	$910	$2,750	$2,543
Interest included in income
Nonaccrual loans	91	186	370	363
Troubled debt restructurings	168	110	436	321
Total interest included in income	259	296	806	684
Net impact on interest income	$593	$614	$1,944	$1,859

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized	Quarterly interest income recognized
Loans with no related allowance recorded
Commercial	$9,981	$11,848	$0	$8,981	$153	$47
Real estate - construction	79	383	0	187	0	0
Real estate - commercial	20,834	26,044	0	20,129	263	77
Real estate - residential	7,452	8,787	0	8,317	136	44
Installment	427	460	0	412	6	2
Home equity	5,635	7,503	0	5,725	58	19
Other	0	0	0	0	0	0
Total	44,408	55,025	0	43,751	616	189

Loans with an allowance recorded
Commercial	868	868	478	1,513	16	6
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	9,004	9,633	938	14,072	145	54
Real estate - residential	1,558	1,570	235	1,734	27	9
Installment	0	0	0	0	0	0
Home equity	101	101	2	101	2	1
Other	0	0	0	0	0	0
Total	11,531	12,172	1,653	17,420	190	70

Total
Commercial	10,849	12,716	478	10,494	169	53
Real estate - construction	79	383	0	187	0	0
Real estate - commercial	29,838	35,677	938	34,201	408	131
Real estate - residential	9,010	10,357	235	10,051	163	53
Installment	427	460	0	412	6	2
Home equity	5,736	7,604	2	5,826	60	20
Other	0	0	0	0	0	0
Total	$55,939	$67,197	$1,653	$61,171	$806	$259

	As of and for the year December 31, 2014
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$7,611	$9,284	$0	$7,146	$146
Real estate - construction	223	443	0	223	0
Real estate - commercial	19,285	23,631	0	15,653	285
Real estate - residential	9,561	10,867	0	9,485	182
Installment	514	577	0	513	8
Home equity	6,246	9,041	0	5,658	85
Other	0	0	0	0	0
Total	43,440	53,843	0	38,678	706

Loans with an allowance recorded
Commercial	2,398	2,605	739	4,234	57
Real estate - construction	0	0	0	0	0
Real estate - commercial	16,439	17,662	4,002	11,471	187
Real estate - residential	2,019	2,080	310	2,088	40
Installment	0	0	0	0	0
Home equity	101	101	2	101	3
Other	0	0	0	0	0
Total	20,957	22,448	5,053	17,894	287

Total
Commercial	10,009	11,889	739	11,380	203
Real estate - construction	223	443	0	223	0
Real estate - commercial	35,724	41,293	4,002	27,124	472
Real estate - residential	11,580	12,947	310	11,573	222
Installment	514	577	0	513	8
Home equity	6,347	9,142	2	5,759	88
Other	0	0	0	0	0
Total	$64,397	$76,291	$5,053	$56,572	$993

OREO. OREO is comprised of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Balance at beginning of period	$16,401	$32,809	$22,674	$46,926
Additions
Commercial	178	883	2,745	6,211
Residential	1,405	292	3,210	1,926
Total additions	1,583	1,175	5,955	8,137
Disposals
Commercial	(852)	(9,695)	(9,394)	(27,672)
Residential	(1,708)	(115)	(2,844)	(1,041)
Total disposals	(2,560)	(9,810)	(12,238)	(28,713)
Valuation adjustment
Commercial	(183)	(1,490)	(963)	(3,496)
Residential	(54)	(188)	(241)	(358)
Total valuation adjustment	(237)	(1,678)	(1,204)	(3,854)
Balance at end of period	$15,187	$22,496	$15,187	$22,496

(1) Includes OREO subject to loss sharing agreements of $1.4 million and $11.2 million at September 30, 2015 and 2014, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$20,338	$30,420	$22,666	$45,091
Adjustments not reflected in income
Net FDIC claims (received) / paid	758	(1,423)	2,382	(7,422)
Adjustments reflected in income
Amortization	(1,192)	(1,486)	(3,562)	(4,215)	Interest income, other earning assets
FDIC loss sharing income	(973)	(192)	(2,323)	408	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	0	(3,159)	(232)	(9,702)	Noninterest income, accelerated discount on covered loans
Balance at end of period	$18,931	$24,160	$18,931	$24,160

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

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans and leases. For each reporting period, management maintains the ALLL at a level that it considers sufficient to absorb probable loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay, including the timing of future payments. This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change. There were no material changes to First Financial's accounting policies or methodology related to the allowance for loan and lease losses during the first nine months of 2015.

The allowance is increased by provision expense and decreased by actual charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

In the third quarter of 2015, First Financial closed its merger with Oak Street. Loans acquired in this transaction were recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. See Note 15 - Business Combinations for further detail.

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the third quarter of 2015. First Financial recognized provision expense of $1.3 million and net charge-offs of $1.0 million during the third quarter of 2015, resulting in an ending allowance of $11.0 million as of September 30, 2015. First Financial recognized provision expense of $1.7 million and realized net charge-offs of $0.7 million for the first nine months of 2015. For the third quarter of 2014, First Financial recognized negative provision expense, or impairment recapture, on covered loans of $0.2 million and net charge-offs of $0.7 million, resulting in an ending allowance of $11.5 million. For the first nine months of 2014, the Company recognized negative provision expense on covered loans of $2.8 million and net charge-offs of $4.6 million.

First Financial recognized loss sharing expenses of $0.6 million and $1.0 million for the third quarters of 2015 and 2014, respectively. The Company also recognized losses on covered/formerly covered OREO of $0.1 million for the third quarter of 2015 and gains on covered OREO of $1.4 million for the third quarter of 2014. The net payable due to the FDIC under loss sharing agreements related to covered loan recoveries, gains/losses on covered OREO and loss sharing expenses of $1.0 million was recognized as negative FDIC loss sharing income during the third quarter of 2015. The net payable due to the FDIC under loss sharing agreements of $0.2 million for the third quarter of 2014, was recognized as negative FDIC loss sharing income and a corresponding decrease to the FDIC indemnification asset.

First Financial recognized loss sharing expenses of $1.5 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. First Financial also recognized losses on covered/formerly covered OREO of $0.5 million for the nine months ended September 30, 2015 and gains on covered/formerly covered OREO of $1.0 million for the nine months ended September 30, 2014. The net payable due to the FDIC under loss sharing agreements of $2.3 million for the first nine months of 2015 was recognized as negative loss sharing income. The receivable due from the FDIC under loss sharing agreements of $0.4 million for the first nine months of 2014, was recognized as loss sharing income and a corresponding increase to the FDIC indemnification asset.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$42,128	$42,027	$42,820	$43,829
Provision for loan and lease losses	1,382	1,093	6,114	2,281
Loans charged-off	(2,385)	(1,816)	(9,200)	(6,427)
Recoveries	1,194	1,150	2,585	2,771
Balance at end of period	$42,319	$42,454	$42,319	$42,454

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$10,748	$12,425	$10,038	$18,901
Provision for loan and lease losses	1,265	(200)	1,663	(2,805)
Loans charged-off	(1,577)	(3,053)	(5,078)	(13,778)
Recoveries	577	2,363	4,390	9,217
Balance at end of period	$11,013	$11,535	$11,013	$11,535

Changes in the allowance for loan and lease losses on total loans
Balance at beginning of period	$52,876	$54,452	$52,858	$62,730
Provision for loan and lease losses	2,647	893	7,777	(524)
Loans charged-off	(3,962)	(4,869)	(14,278)	(20,205)
Recoveries	1,771	3,513	6,975	11,988
Balance at end of period	$53,332	$53,989	$53,332	$53,989

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Nine months ended September 30, 2015
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Provision for loan and lease losses	5,034	540	(2,282)	1,324	77	905	516	6,114	1,663	7,777
Gross charge-offs	2,528	84	3,664	665	267	1,185	807	9,200	5,078	14,278
Recoveries	586	39	977	174	163	478	168	2,585	4,390	6,975
Total net charge-offs	1,942	45	2,687	491	104	707	639	6,615	688	7,303
Ending allowance for loan and lease losses	$14,351	$1,540	$15,699	$3,661	$296	$4,458	$2,314	$42,319	$11,013	$53,332
Ending allowance on loans individually evaluated for impairment	$478	$0	$938	$235	$0	$2	$0	$1,653	$0	$1,653
Ending allowance on loans collectively evaluated for impairment	13,873	1,540	14,761	3,426	296	4,456	2,314	40,666	11,013	51,679
Ending allowance for loan and lease losses	$14,351	$1,540	$15,699	$3,661	$296	$4,458	$2,314	$42,319	$11,013	$53,332
Loans
Ending balance of loans individually evaluated for impairment	$7,651	$0	$22,287	$2,742	$0	$362	$0	$33,042	$0	$33,042
Ending balance of loans collectively evaluated for impairment	1,620,696	275,430	2,019,783	444,132	37,609	427,038	120,508	4,945,196	237,825	5,183,021
Total loans	$1,628,347	$275,430	$2,042,070	$446,874	$37,609	$427,400	$120,508	$4,978,238	$237,825	$5,216,063

	Twelve months ended December 31, 2014
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Install	Home Equity	Other	Total	Covered/formerly covered	Grand Total
Allowance for loan and lease losses:
Balance at beginning of period	$10,568	$824	$20,478	$3,379	$365	$5,209	$3,006	$43,829	$18,901	$62,730
Provision for loan and lease losses	871	221	1,325	181	23	565	183	3,369	(1,841)	1,528
Gross charge-offs	1,440	0	2,329	922	283	1,745	1,158	7,877	18,096	25,973
Recoveries	1,260	0	1,194	190	218	231	406	3,499	11,074	14,573
Total net charge-offs	180	0	1,135	732	65	1,514	752	4,378	7,022	11,400
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Ending allowance on loans individually evaluated for impairment	$739	$0	$4,002	$310	$0	$2	$0	$5,053	$0	$5,053
Ending allowance on loans collectively evaluated for impairment	10,520	1,045	16,666	2,518	323	4,258	2,437	37,767	10,038	47,805
Ending allowance for loan and lease losses	$11,259	$1,045	$20,668	$2,828	$323	$4,260	$2,437	$42,820	$10,038	$52,858
Loans - excluding covered loans
Ending balance of loans individually evaluated for impairment	$6,122	$0	$25,938	$2,963	$0	$609	$0	$35,632	$0	$35,632
Ending balance of loans collectively evaluated for impairment	1,291,190	196,272	1,948,757	429,712	44,269	415,420	113,969	4,439,589	302,014	4,741,603
Total loans - excluding covered loans	$1,297,312	$196,272	$1,974,695	$432,675	$44,269	$416,029	$113,969	$4,475,221	$302,014	$4,777,235

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. During the third quarter of 2015, First Financial recorded additions to goodwill resulting from the Oak Street acquisition. For further detail on the Oak Street acquisition, see Note 15 – Business Combinations.

Changes in the carrying amount of goodwill for the quarter ended September 30, 2015 and the year ended December 31, 2014 are shown below.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Balance at beginning of year	$137,739	$95,050
Goodwill resulting from business combinations	66,276	42,689
Balance at end of period	$204,015	$137,739

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2014 and no impairment was indicated.  As of September 30, 2015, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of September 30, 2015 and December 31, 2014, First Financial has $7.7 million and $8.1 million, respectively, of other intangibles which are included in Goodwill and other intangibles in the Consolidated Balance Sheets and primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value as of the acquisition date and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $6.4 million and $7.7 million as of September 30, 2015 and December 31, 2014, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.9 years. Amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2015 and 2014 was $1.3 million and $1.2 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the Federal Loan Home Bank (FHLB) and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase security agreements between First Financial Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $701.2 million in short-term borrowings with the FHLB at September 30, 2015 and $558.2 million as of December 31, 2014. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2015 and December 31, 2014, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2015 and December 31, 2014.

During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes will be treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Long-term debt also includes $0.5 million and $22.5 million of FHLB long-term advances as of September 30, 2015 and December 31, 2014, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets. As of December 31, 2014, First Financial also had $25.0 million in repurchase agreements recorded in Long-term debt on the Consolidated Balance Sheets which matured during the third quarter of 2015.  Securities pledged as collateral in conjunction with the repurchase agreements were included within Investment securities on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$118,286	5.20%	$0	0.00%
FHLB advances	454	2.36%	22,466	2.52%
National market repurchase agreement	0	0.00%	25,000	3.54%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,515	5.15%	$48,241	3.01%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$5,213	$409	$4,804	$(1,747)	$3,057	$(1,276)	$3,057	$1,781
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,848)	128	(1,720)
Retirement obligation	0	(350)	350	(130)	220	(17,500)	220	(17,280)
Foreign currency translation	91	0	91	0	91	(91)	91	0
Total	$5,507	$59	$5,448	$(1,952)	$3,496	$(20,715)	$3,496	$(17,219)

	Three months ended September 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(374)	$0	$(374)	$118	$(256)	$(5,956)	$(256)	$(6,212)
Unrealized gain (loss) on derivatives	1,096	(117)	1,213	(453)	760	(492)	760	268
Retirement obligation	0	(302)	302	(113)	189	(15,091)	189	(14,902)
Foreign currency translation	(12)	0	(12)	0	(12)	(30)	(12)	(42)
Total	$710	$(419)	$1,129	$(448)	$681	$(21,569)	$681	$(20,888)

	Nine months ended September 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$8,219	$1,503	$6,716	$(2,429)	$4,287	$(2,506)	$4,287	$1,781
Unrealized gain (loss) on derivatives	(1,222)	0	(1,222)	451	(771)	(949)	(771)	(1,720)
Retirement obligation	0	(1,050)	1,050	(426)	624	(17,904)	624	(17,280)
Foreign currency translation	50	0	50	0	50	(50)	50	0
Total	$7,047	$453	$6,594	$(2,404)	$4,190	$(21,409)	$4,190	$(17,219)

	Nine months ended September 30, 2014
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$15,869	$50	$15,819	$(5,742)	$10,077	$(16,289)	$10,077	$(6,212)
Unrealized gain (loss) on derivatives	(881)	(348)	(533)	199	(334)	602	(334)	268
Retirement obligation	0	(1,059)	1,059	(396)	663	(15,565)	663	(14,902)
Foreign currency translation	(13)	0	(13)	0	(13)	(29)	(13)	(42)
Total	$14,975	$(1,357)	$16,332	$(5,939)	$10,393	$(31,281)	$10,393	$(20,888)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month period:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$0	$(117)	$0	$(348)	Interest expense - deposits
Realized gains and losses on securities available-for-sale	409	0	1,503	50	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	100	103	300	309	Salaries and employee benefits
Recognized net actuarial loss (2)	(450)	(405)	(1,350)	(1,368)	Salaries and employee benefits
Amortization and settlement charges of defined benefit pension items	(350)	(302)	(1,050)	(1,059)	Salaries and employee benefits
Total reclassifications for the period, before tax	$59	$(419)	$453	$(1,357)
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

At September 30, 2015, the Company had a total counterparty notional amount outstanding of approximately $528.5 million, spread among seven counterparties, with an outstanding liability from these contracts of $18.3 million. At December 31, 2014, the Company had a total counterparty notional amount outstanding of approximately $566.2 million, spread among nine counterparties, with an outstanding liability from these contracts of $12.4 million.

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

Fair Value Hedges. First Financial utilizes interest rate swaps designated as fair value hedges as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for fair value hedges:

		September 30, 2015			December 31, 2014
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Fair value hedges - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$6,261	$0	$(235)	$8,739	$0	$(440)
Matched interest rate swaps with borrower	Accrued interest and other assets	522,260	18,555	0	407,423	11,150	(249)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	522,260	0	(18,601)	407,423	249	(11,227)
Total		$1,050,781	$18,555	$(18,836)	$823,585	$11,399	$(11,916)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Fair value hedges
Pay fixed interest rate swaps with counterparty	$235	$(84)	$151	$440	$0	$440
Matched interest rate swaps with counterparty	18,600	(17,916)	684	11,476	(12,260)	(784)
Total	$18,835	$(18,000)	$835	$11,916	$(12,260)	$(344)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2015:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Asset conversion swaps
Pay fixed interest rate swaps with counterparty	$6,261	2.0	$(235)	2.01%	6.85%
Receive fixed, matched interest rate swaps with borrower	522,260	4.7	18,555	4.46%	2.56%
Pay fixed, matched interest rate swaps with counterparty	522,260	4.7	(18,601)	2.56%	4.46%
Total asset conversion swaps	$1,050,781	4.7	$(281)	3.51%	3.53%

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

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $31.0 million as of September 30, 2015 and $26.4 million as of December 31, 2014. The fair value of these agreements were recorded on the Consolidated Balance Sheets as Accrued interest and other liabilities of $0.1 million as of September 30, 2015 and December 31, 2014.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and and Loans held for sale. At September 30, 2015, the notional amount of the IRLCs was $29.0 million and the notional amount of forward commitments was $60.3 million. The fair value of these agreements was $0.3 million as of September 30, 2015 and was recorded on the Consolidated Balance Sheets in Accrued interest and other assets.

NOTE 10:  INCOME TAXES

For the third quarter 2015, income tax expense was $9.2 million, resulting in an effective tax rate of 33.0%, compared with income tax expense of $7.2 million and an effective tax rate of 32.0% for the comparable period in 2014. For the first nine months of 2015, income tax expense was $26.9 million, resulting in an effective tax rate of 32.8%. compared with income tax expense of $22.3 million and an effective tax rate of 32.4% for the comparable period in 2014.

At September 30, 2015, and December 31, 2014, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Management determined that no reserve for income tax-related uncertainties was necessary as of September 30, 2015 and December 31, 2014.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  The examination for the tax year 2012 was completed in the third quarter of 2015. There was no impact to the Company's financial position and results of operations as a result of this examination. Tax years prior to 2013 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2013 and 2014 remain open to examination by the federal taxing authority.

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

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for standby letters of credit and outstanding commitments to extend credit, is represented by the contractual amounts of those instruments. First Financial utilizes the allowance for loan and lease losses methodology to maintain a reserve that it considers sufficient to absorb probable losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $1.8 billion at both September 30, 2015 and December 31, 2014.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $17.0 million and $22.8 million at September 30, 2015, and December 31, 2014, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in Affordable housing projects. First Financial has made investments in certain qualified affordable housing projects. These projects are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $23.6 million and $14.9 million as of September 30, 2015 and December 31, 2014, respectively. The affordable housing investments resulted in $0.4 million and $0.3 million of tax credits for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2015 or December 31, 2014.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2015. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had $1.3 million and $0.6 million of reserves related to litigation matters as of September 30, 2015 and December 31, 2014, respectively.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan.

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2015 and does not expect to make cash contributions to the plan through the remainder of the year. First Financial made no cash contributions to fund the pension plan in 2014.  As a result of the plan’s actuarial projections for 2015, First Financial recorded income of $0.3 million for each quarter ended September 30, 2015 and 2014. First Financial recorded income related to its pension plan of $0.9 million for each of the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,175	$1,007	$3,525	$3,089
Interest cost	550	551	1,650	1,791
Expected return on assets	(2,375)	(2,208)	(7,125)	(6,792)
Amortization of prior service cost	(100)	(103)	(300)	(309)
Net actuarial loss	450	405	1,350	1,368
Net periodic benefit (income) cost	$(300)	$(348)	$(900)	$(853)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Numerator
Net income available to common shareholders	$18,673	$15,344	$55,243	$46,401

Denominator
Basic earnings per common share - weighted average shares	61,135,749	59,403,109	61,088,794	57,907,203
Effect of dilutive securities
Employee stock awards	715,585	576,543	643,536	594,082
Warrants	136,461	133,280	126,394	138,109
Diluted earnings per common share - adjusted weighted average shares	61,987,795	60,112,932	61,858,724	58,639,394

Earnings per share available to common shareholders
Basic	$0.31	$0.26	$0.90	$0.80
Diluted	$0.30	$0.26	$0.89	$0.79

Warrants to purchase 369,377 and 465,117 shares of the Company's common stock were outstanding as of September 30, 2015 and 2014, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  Using the period-end price, there were no out-of-the-money options at September 30, 2015 and 378,017 out-of-the-money options at September 30, 2014.

During the second quarter of 2014, the Company received shareholder authorization to issue up to 10,000,000 preferred shares. As of September 30, 2015 and September 30, 2014, no preferred shares were issued or outstanding.

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

First Financial utilizes values provided by third-party pricing vendors to price the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic and reviews the pricing methodologies utilized by the pricing vendors to ensure that the fair value determination is consistent with the applicable accounting guidance.  First Financial’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, historical prices and other independent pricing services.  Further, the Company periodically validates the fair values of a sample of securities in the portfolio by comparing the fair values to prices from other independent sources for the same or similar securities.  First Financial analyzes unusual or significant variances, conducts additional research with the pricing vendor, and if necessary, takes appropriate action based on its findings.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

Loans held for sale. Loans held for sale are carried at fair value.  These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties.  Fair value is based on the market price or contractual price to be received from these third parties, which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, First Financial records any fair value adjustments on a nonrecurring basis.  Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Income.

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the allowance for loan and lease losses.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans allocated to the allowance for loan and lease losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Fair values for purchased impaired loans are based on a discounted cash flow methodology that consider factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Financial estimates the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Fair values for acquired loans accounted for outside of FASB ASC Topic 310-30 are estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency. The carrying amount of accrued interest approximates its fair value.

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

Deposits. The fair value of demand deposits, savings accounts and certain money-market deposits represents the amount payable on demand at the reporting date.  The carrying amounts for variable-rate CDs approximated their fair values at the reporting date.  The fair value of fixed-rate CDs was estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

Borrowings. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.  The Company classifies the estimated fair value of short-term borrowings as Level 1 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2015
Financial assets
Cash and short-term investments	$136,489	$136,489	$136,489	$0	$0
Investment securities held-to-maturity	756,035	770,512	0	770,512	0
Other investments	53,431	53,431	0	53,431	0
Loans held for sale	26,287	26,287	0	26,287	0
Loans and leases, net of ALLL	5,162,731	5,256,031	0	0	5,256,031
FDIC indemnification asset	18,931	10,547	0	0	10,547

Financial liabilities
Deposits
Noninterest-bearing	$1,330,905	$1,330,905	$0	$1,330,905	$0
Interest-bearing demand	1,330,673	1,330,673	0	1,330,673	0
Savings	1,979,627	1,979,627	0	1,979,627	0
Time	1,440,223	1,440,365	0	1,440,365	0
Total deposits	6,081,428	6,081,570	0	6,081,570	0
Short-term borrowings	763,517	763,517	763,517	0	0
Long-term debt	119,515	120,865	0	120,865	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets
Cash and short-term investments	$132,752	$132,752	$132,752	$0	$0
Investment securities held-to-maturity	867,996	874,749	0	874,749	0
Other investments	52,626	52,626	0	52,626	0
Loans held for sale	11,005	11,005	0	11,005	0
Loans and leases, net of ALLL	4,724,377	4,763,619	0	0	4,763,619
FDIC indemnification asset	22,666	12,449	0	0	12,449

Financial liabilities
Deposits
Noninterest-bearing	$1,285,527	$1,285,527	$0	$1,285,527	$0
Interest-bearing demand	1,225,378	1,225,378	0	1,225,378	0
Savings	1,889,473	1,889,473	0	1,889,473	0
Time	1,255,364	1,254,070	0	1,254,070	0
Total deposits	5,655,742	5,654,448	0	5,654,448	0
Short-term borrowings	661,392	661,392	661,392	0	0
Long-term debt	48,241	49,674	0	49,674	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2015
Assets
Derivatives	$0	$18,855	$0	$18,855
Investment securities available-for-sale	8,595	1,061,072	0	1,069,667
Total	$8,595	$1,079,927	$0	$1,088,522

Liabilities
Derivatives	$0	$18,920	$0	$18,920

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2014
Assets
Derivatives	$0	$11,399	$0	$11,399
Investment securities available-for-sale	8,406	832,062	0	840,468
Total	$8,406	$843,461	$0	$851,867

Liabilities
Derivatives	$0	$13,662	$0	$13,662

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2015
Assets
Impaired loans (1)	$0	$0	$8,456
OREO	0	0	9,996

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2014
Assets
Impaired loans (1)	$0	$0	$14,096
OREO	0	0	13,094
(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 1), observable market data for similar assets and liabilities (Level 2), and independent third party valuations and borrower records, discounted as appropriate (Level 3).

NOTE 15:  BUSINESS COMBINATIONS

First Financial completed the acquisition of Oak Street during the third quarter of 2015 and Oak Street became a wholly-owned subsidiary of First Financial Bank. Oak Street, a nationwide lender based in Indianapolis, Indiana, was formed in 2003 to provide loans, secured by commissions and cash collateral accounts, exclusively to insurance agents and brokers to maximize their book-of-business value and grow their agency business. First Financial acquired Oak Street for $110.0 million in cash and, concurrent with the close of the transaction, paid off $197.8 million of existing long-term debt on behalf of Oak Street. The Company recorded $2.6 million of noninterest expenses related to the acquisition of Oak Street during the third quarter 2015.

The Oak Street transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  The Company continues to finalize the fair values of loans and intangible assets and liabilities. As a result, the fair value adjustments are preliminary and may change as information becomes available, but no later than August 2016.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

(Dollars in thousands)	Oak Street
Purchase consideration
Cash consideration	$110,000
Payoff of long-term borrowings	197,839
Total purchase consideration	$307,839

Assets acquired
Cash	$2,248
Loans	238,029
Intangible assets	268
Other assets	2,633
Total assets	$243,178

Liabilities assumed
Other liabilities	$1,615
Total liabilities	$1,615

Net identifiable assets	$241,563
Goodwill	$66,276

The goodwill arising from the Oak Street acquisition reflects the business’s high growth potential and scalable platform. The acquisition leverages First Financial’s excess capital and is expected to provide additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the merger was accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Company's subsequent income tax filings and was adjusted for any fair value adjustments required in accounting for the acquisitions. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

Effective October 1, 2014, the five-year loss sharing coverage period for non-single family assets expired and the majority of the Company’s covered assets were no longer subject to FDIC loss sharing protection. As a result of this expiration, and the insignificant balance of assets that remain subject to FDIC loss sharing protection through October 1, 2019 relative to the Company’s total assets, all covered loans and the related allowance for loan and lease losses, as well as provision for covered loan and lease losses, have been reclassified in the Consolidated Financial Statements, and all credit quality metrics have been updated to include covered and formerly covered assets. The proportionate share (generally 80%) of credit losses and resolution expenses on covered assets expected to be reimbursed by the FDIC and recorded as FDIC loss sharing income in the Company’s Consolidated Statements of Income during those prior periods are not reflected in these credit quality ratios.

All other reclassifications of prior period amounts, if applicable, have also been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is a $7.9 billion bank holding company headquartered in Cincinnati, Ohio.  First Financial, through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 106 banking centers and 131 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial, consumer, wealth management and mortgage. The commercial, consumer and mortgage business lines provide credit-based products, deposit accounts, retail brokerage, corporate cash management support and other services to commercial and consumer clients. First Financial Wealth Management provides wealth planning, portfolio management, trust and retirement plan services and had approximately $2.3 billion in assets under management as of September 30, 2015. First Financial has two national specialty lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts exclusively to insurance agents and brokers.

First Financial acquired the banking operations of Peoples Community Bank, and Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $117.6 million will expire October 1, 2019.  Covered assets represented approximately 1.5% of First Financial’s total assets at September 30, 2015.

MARKET STRATEGY AND BUSINESS COMBINATIONS

Oak Street. First Financial completed the acquisition of Oak Street during the third quarter of 2015 and Oak Street became a wholly-owned subsidiary of First Financial Bank. Oak Street, a nationwide lender based in Indianapolis, Indiana, was formed in 2003 to provide loans, secured by commissions and cash collateral accounts, exclusively to insurance agents and brokers to maximize their book-of-business value and grow their agency business. First Financial acquired Oak Street for $110.0 million in cash and, concurrent with the close of the transaction, paid off $197.8 million of existing long-term borrowings on behalf of Oak Street.  The Company recorded $2.6 million of noninterest expenses related to the acquisition of Oak Street during the third quarter 2015.

Oak Street utilizes deep industry knowledge, a proprietary technology platform and partner relationships to offer commission-based commercial financing for insurance professionals and third-party loan servicing for financial institutions nationwide. Oak Street's well-developed business model provides a strong strategic complement to First Financial's existing nationwide franchise finance business and an opportunity to expand and diversify the Company's service offerings.

The following table provides a summary of the purchase consideration, assets acquired and liabilities assumed, at their estimated fair value, and the resulting goodwill from the Oak Street acquisition. For further detail on the Oak Street acquisition, see Note 15 - Business Combinations in the Notes to the Consolidated Financial Statements.

(Dollars in thousands)	Oak Street
Purchase consideration
Cash consideration	$110,000
Payoff of long-term borrowings	197,839
Total purchase consideration	$307,839

Assets acquired
Cash	$2,248
Loans	238,029
Intangible assets	268
Other assets	2,633
Total assets	$243,178

Liabilities assumed
Other liabilities	$1,615
Total liabilities	$1,615

Net identifiable assets	$241,563
Goodwill	$66,276

OVERVIEW OF OPERATIONS

Third quarter 2015 net income was $18.7 million and earnings per diluted common share were $0.30. This compares with third quarter 2014 net income of $15.3 million and earnings per diluted common share of $0.26. For the nine months ended September 30, 2015, net income was $55.2 million, and earnings per diluted common share were $0.89. This compares with net income of $46.4 million and earnings per diluted common share of $0.79 for the first nine months of 2014.

Return on average assets for the third quarter 2015 was 0.97% compared to 0.88% for the comparable period in 2014 and return on average shareholders’ equity for the third quarter 2015 was 9.12% compared to 8.16% for the third quarter 2014. Return on average assets for the nine months ended September 30, 2015 was 1.00% compared to 0.94% for the same period in 2014. Return on average shareholders' equity was 9.23% and 8.75% for the first nine months of 2015 and 2014, respectively.

A discussion of First Financial's results of operations for the three months and nine months ended September 30, 2015 follows.

NET INTEREST INCOME

Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets, including loan-related fees, over interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such earning assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net interest income	$63,159	$58,363	$180,419	$167,486
Tax equivalent adjustment	1,000	818	2,971	2,278
Net interest income - tax equivalent	$64,159	$59,181	$183,390	$169,764

Average earning assets	$6,938,107	$6,326,315	$6,711,900	$6,011,310

Net interest margin (1)	3.61%	3.66%	3.59%	3.73%
Net interest margin (fully tax equivalent) (1)	3.67%	3.71%	3.65%	3.78%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2015 was $63.2 million, increasing $4.8 million or 8.2% from third quarter 2014 net interest income of $58.4 million. Net interest income on a fully tax-equivalent basis for the third quarter 2015 was $64.2 million compared to $59.2 million for the third quarter 2014. Net interest margin on a fully tax equivalent basis was 3.67% for the third quarter 2015 compared to 3.71% for the third quarter 2014.  The increase in net interest income for the third quarter 2015 as compared to the same period in 2014 was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the high-yielding covered loan portfolio, as well as lower yields on recent loan originations resulting from the combination of the low interest rate environment and the volume of variable rate loan originations which have a lower initial yield than comparable fixed rate loans.

The increase in net interest income for the third quarter 2015, as compared to the third quarter 2014, was driven by a $5.3 million or 8.3% increase in total interest income to $68.7 million in the third quarter of 2015 from $63.4 million in the third quarter 2014. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $0.5 million, or 9.7%, to $5.5 million in the third quarter 2015 from $5.0 million in the third quarter 2014.

The rise in total interest income resulted from an increase in interest and fee income earned on the Company's loan portfolio. This was primarily a result of strong organic loan growth in recent periods as well as the impact from the addition of $238.0 million of high-yielding loans acquired in the Oak Street transaction, partially offset by continued paydowns and resolutions in the Company's high-yielding covered loan portfolio and lower new origination loan yields. Average loan balances increased $629.3 million or 14.3% in the third quarter 2015 as compared to the third quarter 2014, however, new loan originations continue to be recorded at yields lower than the yields on loans that pay-off or mature during the period, muting the impact of higher loan balances on interest income and net interest margin.

Interest expense increased as the average balance of interest-bearing deposits increased $574.6 million or 14.2%, from the third quarter 2014 due to the Company's deposit generation efforts in recent quarters. Additionally, the cost of funds related to these deposits increased 1 bp to 42 bps for the third quarter 2015 from 41 bps for the comparable quarter in 2014, negatively impacting net interest margin. Partially offsetting the increase in interest expense on deposits was a decrease in interest expense on long-term borrowings. The decrease in interest expense on long-term borrowings was primarily attributable to a decline in the yield on long-term borrowings of 144 bps to 1.56% for the third quarter 2015 from 3.00% in the third quarter 2014, due to the accelerated recognition of a valuation adjustment resulting from the prepayment of previously acquired FHLB advances, which was partially offset by additional interest expense resulting from the issuance of $120.0 million of subordinated notes during the period.

For the nine month period ended September 30, 2015, net interest income was $180.4 million, an increase of $12.9 million from net interest income of $167.5 million for the comparable period in 2014. Net interest income on a fully-tax equivalent basis for the nine month period ended September 30, 2015 was $183.4 million as compared to $169.8 million for the comparable period in 2014. Similar to the quarterly year-over-year items discussed above, the increase was primarily driven by higher earning asset balances, partially offset by lower yields as a result of the prolonged low interest rate environment. The decline in net interest margin was primarily related to changes in the composition of the Company's earning assets, including the continued decline in the high-yielding covered loan portfolio, as well as lower yields on recent loan originations. Higher interest income was partially offset by a $2.5 million, or 18.3% increase in interest expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in interest expense for the nine month period ended September 30, 2015 was primarily related to an increase in average interest-bearing deposits of $618.0 million, or 16.0% when compared to the similar period in 2014, as well as an increase in the cost of funds related to those deposits of 4 bps from 39 bps in 2014 to 43 bps in 2015.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,848,083	2.39%	$1,865,241	2.37%	$1,798,143	2.40%	$1,828,207	2.45%
Interest-bearing deposits with other banks	37,468	0.25%	29,433	0.42%	26,287	0.26%	14,448	0.49%
Gross loans (1)	5,052,556	4.52%	4,431,641	4.68%	4,887,470	4.49%	4,168,655	4.73%
Total earning assets	6,938,107	3.93%	6,326,315	3.98%	6,711,900	3.91%	6,011,310	4.03%

Nonearning assets
Allowance for loan and lease losses	(54,398)		(55,697)		(54,239)		(57,560)
Cash and due from banks	114,279		125,528		113,720		122,693
Accrued interest and other assets	613,401		541,137		582,317		522,451
Total assets	$7,611,389		$6,937,283		$7,353,698		$6,598,894

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,230,621	0.09%	$1,135,126	0.11%	$1,209,291	0.08%	$1,137,540	0.11%
Savings	2,015,373	0.19%	1,782,472	0.26%	1,960,443	0.22%	1,706,845	0.23%
Time	1,369,892	1.05%	1,123,657	0.97%	1,305,751	1.07%	1,013,125	0.96%
Total interest-bearing deposits	4,615,886	0.42%	4,041,255	0.41%	4,475,485	0.43%	3,857,510	0.39%
Borrowed funds
Short-term borrowings	675,123	0.22%	835,973	0.17%	619,540	0.20%	768,275	0.17%
Long-term debt	71,583	1.56%	60,355	3.00%	55,645	2.10%	60,188	3.34%
Total borrowed funds	746,706	0.35%	896,328	0.36%	675,185	0.36%	828,463	0.40%
Total interest-bearing liabilities	5,362,592	0.41%	4,937,583	0.40%	5,150,670	0.42%	4,685,973	0.39%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,344,049		1,179,207		1,318,746		1,129,107
Other liabilities	92,352		74,764		83,693		74,699
Shareholders' equity	812,396		745,729		800,589		709,115
Total liabilities and shareholders' equity	$7,611,389		$6,937,283		$7,353,698		$6,598,894

Net interest income	$63,159		$58,363		$180,419		$167,486

Net interest spread		3.52%		3.58%		3.49%		3.64%
Contribution of noninterest-bearing sources of funds		0.09%		0.08%		0.10%		0.09%
Net interest margin (2)		3.61%		3.66%		3.59%		3.73%

(1)	Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2015			Changes for the nine months ended September 30, 2015
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$132	$(104)	$28	$(685)	$(540)	$(1,225)
Interest-bearing deposits with other banks	(12)	5	(7)	(25)	23	(2)
Gross loans (1)	(1,803)	7,066	5,263	(7,499)	24,147	16,648
Total earning assets	(1,683)	6,967	5,284	(8,209)	23,630	15,421
Interest-bearing liabilities
Total interest-bearing deposits	38	605	643	1,187	1,975	3,162
Borrowed funds
Short-term borrowings	109	(89)	20	178	(223)	(45)
Federal Home Loan Bank long-term debt	(219)	44	(175)	(557)	(72)	(629)
Total borrowed funds	(110)	(45)	(155)	(379)	(295)	(674)
Total interest-bearing liabilities	(72)	560	488	808	1,680	2,488
Net interest income	$(1,611)	$6,407	$4,796	$(9,017)	$21,950	$12,933
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2015 noninterest income was $20.4 million, representing a $3.8 million or 23.3% increase from noninterest income of $16.5 million in the third quarter 2014.  The increase in noninterest income from the comparable quarter in 2014 was due primarily to a $3.0 million increase in accelerated discount on covered loans, a $1.4 million increase in other noninterest income and a $0.4 million net gain on sale of investment securities, partially offset by a $0.8 million decrease in FDIC loss sharing income.

Income from the accelerated discount on covered loans increased $3.0 million from $0.8 million during the third quarter 2014 to $3.8 million for the third quarter 2015. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Higher income from the accelerated discount on covered loans during the third quarter 2015 was related to the expiration of loss sharing coverage on non-single-family assets on October 1, 2014 as well as elevated levels of prepayment activity during the quarter. Due to the expiration of the loss sharing coverage on non-single family assets, the Company no longer recognizes a proportionate share of accelerated discount as relief to the FDIC indemnification asset for prepayment activity on non-single-family assets. The increase in noninterest income related to the increase in accelerated discount was partially offset by a related $1.5 million increase in provision expense during the period.

Other noninterest income was impacted by a $1.0 million increase in swap fee income compared to the third quarter 2014, as increases in variable rate lending led to strong customer demand for interest rate swaps. The increase in gain on sale of investment securities was primarily related to sales of agency mortgage-backed securities during the third quarter 2015 in an effort to rebalance the mix and duration of certain investments in the portfolio.

FDIC loss sharing income represents the proportionate share of credit losses on covered assets that First Financial expects to receive from the FDIC. FDIC loss sharing income decreased $0.8 million or 406.8% from negative loss sharing income of $0.2 million during the third quarter 2014 to $1.0 million of negative loss sharing income for the third quarter 2015. Negative FDIC loss sharing income during the third quarter 2015 reflects a net payable due to the FDIC.

Noninterest income for the nine months ended September 30, 2015 was $59.4 million, which represents a $12.4 million or 26.3% increase from noninterest income of $47.0 million for the first nine months of 2014. The increase in noninterest income from the comparable period in 2014 was due primarily to a $7.6 million increase in the accelerated discount on covered loans, a $2.4 million increase in net gains from sales of loans, a $4.4 million increase in other noninterest income and a $1.5 million increase in gain on sale of investment securities, partially offset by a $2.7 million decline in FDIC loss sharing income.

Similar to the quarterly year-over-year items previously discussed, the increase in accelerated discount on covered loans was driven by elevated levels of prepayment activity and the expiration of non-single family loss sharing agreements. Increases in net gains on sales of loans was a product of higher sales volume during 2015 due to strong demand and the impact from the Columbus acquisitions during the third quarter 2014. The increase in other noninterest income was driven by $1.3 million of distributions received from SBICs during the period, as well as a $2.3 million increase in swap fee income as customer swap demand increased with higher levels of variable rate loan originations. FDIC loss sharing income was impacted by the expiration of non-single family loss sharing agreements.

NONINTEREST EXPENSE

Third quarter 2015 noninterest expense was $53.0 million compared with $51.4 million for the third quarter of 2014. The $1.6 million increase from the comparable quarter in 2014 was primarily attributable to a $2.5 million increase in professional services, a $1.8 million increase in other noninterest expense and a $0.8 million increase in losses on OREO. These increases were partially offset by a $1.8 million decline in data processing expenses, a $0.9 million decline in salaries and employee benefits and a $0.4 million decline in loss sharing expense.

The increase in professional services was primarily related to the Oak Street acquisition which contributed $2.2 million of additional expenses. The increase in other noninterest expense was driven by a $0.9 million prepayment fee related to the extinguishment of FHLB debt and $0.7 million of reserve adjustments for litigation related items which were resolved during the third quarter of 2015. The Company recorded losses on OREO of $0.2 million during the third quarter 2015 compared to gains of $0.6 million in the third quarter of 2014.

Data processing expenses declined $1.8 million in the third quarter 2015 compared to the same period in 2014 primarily due to expenses related to the Columbus acquisitions in the third quarter of 2014. Salaries and employee benefits decreased from the comparable quarter, which was primarily attributable to lower health care costs in the third quarter 2015 and expenses related to the Columbus acquisitions in the third quarter of 2014. Additionally, the decrease in loss sharing expense in the third quarter of 2015 was due to lower collection costs resulting from the decline in covered asset balances.

Noninterest expense for the nine months ended September 30, 2015 was $149.8 million compared with $146.4 million for the nine months ended September 30, 2014. The $3.5 million or 2.4% increase from the comparable period in 2014 was primarily attributable to a $2.6 million increase in salaries and benefits expense, a $3.0 million increase in professional services and a $2.4 million increase in other noninterest expense. The increase in salaries and benefits was primarily due to the Columbus acquisitions and annual salary adjustments, while the increase in professional services was primarily due to the Oak Street acquisition. A prepayment fee on extinguished FHLB debt and higher marketing research related expenses contributed to the increase in other noninterest expense during the first nine months of 2015. These increases were partially offset by a decrease in loss sharing expense of $2.6 million due to lower collection costs resulting from the decline in covered asset balances and a $2.0 million decrease in data processing expenses as a result of increased expenses in 2014 due to the Columbus acquisitions.

INCOME TAXES

Income tax expense was $9.2 million and $7.2 million for the third quarter of 2015 and 2014, respectively. The effective tax rate for the third quarter 2015 and 2014 was 33.0% and 32.0%, respectively. Income tax expense for the nine months ended September 30, 2015 and 2014 was $26.9 million and $22.3 million, respectively. The year-to-date effective tax rate through September 30, 2015 was 32.8% compared to 32.4% for the comparable period in 2014.

The increase in the effective tax rate for the third quarter 2015, as compared to the same period in 2014, was primarily the result of nondeductible acquisition related expenses during the period. The slight increase in the year-to-date effective tax rate was primarily the result of an increase in nondeductible acquisition related expenses, partially offset by an increase in tax-exempt income in 2015.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2015 is expected to be approximately 32.0% - 34.0%.

LOANS

First Financial continues to experience strong loan demand in 2015 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $5.2 billion as of September 30, 2015, increasing $438.8 million, or 9.2%, compared to December 31, 2014.  The increase in loan balances from December 31, 2014 was primarily related to a $322.4 million increase in commercial loans and a $78.7 million increase in construction real estate loans. The increase in commercial loans was attributable to the Oak Street acquisition, as well as strong organic growth during the period. Construction real estate originations were particularly strong for the first nine months of 2015 as high-quality development needs resulted in $315.8 million of new commitments during the period, of which $222.7 million had yet to fund as of September 30, 2015.

Third quarter 2015 average loans, excluding loans held for sale, increased $629.3 million or 14.3% from the third quarter of 2014.  The increase in average loans, excluding loans held for sale, was primarily the result of a $242.9 million increase in commercial loans, a $237.9 million increase in commercial real estate loans, a $105.5 million increase in construction real estate loans, a $25.0 million increase in residential real estate loans and a $17.5 million increase in home equity loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Oak Street and Columbus acquisitions.

Covered loans declined to $117.6 million at September 30, 2015 from $135.7 million as of December 31, 2014.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The ten year period of loss protection on all remaining covered loans and covered OREO expire October 1, 2019.  The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

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

As a result of the Company's strong resolution efforts, nonperforming assets decreased $15.9 million, or 18.3%, to $71.1 million at September 30, 2015 from $87.1 million as of December 31, 2014, due to an $8.5 million, or 13.1%, decline in nonperforming loans and a $7.5 million, or 33.0%, decline in OREO balances during the period.

Nonperforming loans declined during the first nine months of 2015, as commercial real estate loans on nonaccrual decreased $10.5 million, or 37.9%, nonaccrual residential real estate loans decreased $2.3 million, or 31.8% and covered/formerly covered loans on nonaccrual decreased $0.7 million, or 17.2%. These decreases were partially offset by a $1.4 million, or 23.6% increase in nonaccrual commercial loans and a $4.3 million, or 27.0% increase in accruing TDRs as of September 30, 2015, which was primarily related to a single commercial real estate relationship restructured during the period.

OREO represents properties acquired by First Financial primarily through loan defaults by borrowers. OREO balances declined during the first nine months of 2015 as resolutions and valuation adjustments of $13.4 million exceeded additions of $6.0 million.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $33.8 million at September 30, 2015, which was a $5.6 million, or 19.9% increase from $28.2 million at December 31, 2014. This increase is primarily related to the restructuring of a $4.4 million commercial real estate relationship that was already classified as nonaccrual in 2015.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $130.1 million as of September 30, 2015 compared to $154.8 million at December 31, 2014. Loans 30-to-89 days past due decreased to $8.0 million, or 0.15% of period end loans at September 30, 2015, as compared to $18.2 million, or 0.38%, at December 31, 2014. The declines in nonperforming, classified and delinquent assets during 2015 reflect the Company's disciplined underwriting approach, ongoing resolution efforts and a stable credit outlook.

The table that follows shows the categories that are included in nonperforming and underperforming assets, as well as related credit quality ratios as of September 30, 2015 and the four previous quarters.

	Quarter ended
	2015			2014
(Dollars in thousands)	Sep. 30	June 30,	Mar. 31,	Dec. 31,	Sep. 30
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial	$7,191	$6,683	$6,926	$5,817	$6,486
Real estate - construction	79	223	223	223	223
Real estate - commercial	17,228	21,186	29,925	27,752	25,262
Real estate - residential	4,940	5,257	6,100	7,241	6,696
Installment	321	305	278	443	398
Home equity	2,702	2,735	2,462	3,064	2,581
Lease financing	0	0	0	0	0
Covered/formerly covered loans	3,252	3,284	3,239	3,929	4,604
Nonaccrual loans	35,713	39,673	49,153	48,469	46,250
Accruing troubled debt restructurings (TDRs)	20,226	20,084	15,429	15,928	13,439
Total nonperforming loans	55,939	59,757	64,582	64,397	59,689
Other real estate owned (OREO)	15,187	16,401	20,906	22,674	22,496
Total nonperforming assets	71,126	76,158	85,488	87,071	82,185
Accruing loans past due 90 days or more	58	70	85	216	249
Total underperforming assets	$71,184	$76,228	$85,573	$87,287	$82,434
Classified assets, excluding covered/formerly covered	$97,022	$106,280	$109,090	$109,122	$105,914
Covered/formerly covered classified assets	33,110	33,651	44,727	45,682	53,012
Total classified assets	$130,132	$139,931	$153,817	$154,804	$158,926

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	149.33%	133.28%	107.98%	109.06%	116.73%
Nonperforming loans	95.34%	88.49%	82.18%	82.08%	90.45%
Total ending loans	1.02%	1.09%	1.11%	1.11%	1.13%
Nonperforming loans to total loans	1.07%	1.23%	1.36%	1.35%	1.25%
Nonperforming assets to
Ending loans, plus OREO	1.36%	1.56%	1.79%	1.81%	1.71%
Total assets, including covered assets	0.90%	1.03%	1.18%	1.21%	1.12%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.97%	1.15%	1.46%	1.48%	1.43%
Total assets, including covered assets	0.65%	0.76%	0.97%	0.99%	0.93%
(1) Nonaccrual loans include nonaccrual TDRs of $13.6 million, $14.1 million, $20.3 million, $12.3 million, and $13.2 million as of September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.9 billion or 23.8% of total assets at September 30, 2015 compared with a balance of $1.8 billion or 24.4% of total assets at December 31, 2014.  Securities available-for-sale at September 30, 2015 totaled $1.1 billion, compared with a balance of $840.5 million at December 31, 2014, while held-to-maturity securities totaled $756.0 million at September 30, 2015 compared to $868.0 million at December 31, 2014.

The investment portfolio increased $118.0 million, or 6.7%, during the first nine months of 2015 as $384.9 million of purchases were offset by $67.1 million in sales and $200.9 million in principal runoff, amortization and other portfolio reductions. The overall duration of the investment portfolio decreased to 3.2 years as of September 30, 2015 from 3.4 years as of December 31, 2014, as the Company implemented investment strategies in preparation for a rising interest rate environment.

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

First Financial recorded a $1.8 million unrealized after-tax gain on the investment portfolio at September 30, 2015, as a component of equity in accumulated other comprehensive income. The total unrealized gain on the investment portfolio increased $4.3 million from a $2.5 million after-tax unrealized loss at December 31, 2014 due to favorable movements in interest rates during 2015.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2015 were $6.1 billion, representing an increase of $425.7 million or 7.5% compared to December 31, 2014, as total interest-bearing deposits increased $380.3 million or 8.7% and total noninterest-bearing deposits increased $45.4 million or 3.5%.

Non-time deposit balances totaled $4.6 billion as of September 30, 2015, increasing $240.8 million, or 5.5%, compared to December 31, 2014, while time deposit balances increased $184.9 million, or 14.7%.

Year-to-date average deposits increased $739.5 million, or 14.2%, to $6.0 billion at September 30, 2015 from September 30, 2014 due to a $246.2 million increase in average time deposit balances, a $232.9 million increase in average savings deposits and a $164.8 million increase in average noninterest-bearing deposits. The increase in average time deposits was impacted by a $211.5 million increase in brokered CDs that First Financial originated in conjunction with the Oak Street acquisition during the third quarter of 2015. The year-over-year growth in average deposits was due to the Columbus acquisitions as well as strong organic deposit generation during the period.

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

Borrowed funds increased to $883.0 million at September 30, 2015 from $709.6 million at December 31, 2014. During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes will be treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. In addition to core deposit funding, First Financial also utilizes a variety of other short and long-term funding sources, which include subordinated notes, longer-term advances from the FHLB and its short-term line of credit. As of September 30, 2015, outstanding subordinated debt totaled $118.3 million, which included prepaid debt issuance costs of $1.7 million. Long-term debt also included FHLB long-term advances of $0.5 million and $22.5 million as of September 30, 2015 and December 31, 2014, respectively. First Financial's total remaining borrowing capacity from the FHLB was $440.0 million at September 30, 2015. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities totaling $3.2 billion as collateral for borrowings from the FHLB as of September 30, 2015.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of September 30, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.1 billion at September 30, 2015.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $4.5 million at September 30, 2015.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year, are also sources of liquidity.

At September 30, 2015, in addition to liquidity on hand of $136.5 million, First Financial had unused and available overnight wholesale funding of $1.7 billion, or 21.3% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $17.3 million for the first nine months of 2015.  As of September 30, 2015, First Financial Bank had retained earnings of $426.6 million of which $78.4 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $113.6 million in cash at the parent company as of September 30, 2015, which is approximately two times the Company’s annual regular shareholder dividend and operating expenses.

Under a previously announced share repurchase plan, First Financial repurchased 148,935 shares of the Company's common stock for $2.8 million during the first nine months of 2015 and purchased 40,255 shares of the Company's common stock for $0.7 million during same period in 2014.

Capital expenditures, such as banking center expansions and technology investments were $6.4 million and $7.6 million for the first nine months of 2015 and 2014, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. In 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III) which became effective January 1, 2015, subject to a phase-in period for certain provisions. Basel III establishes and defines quantitative measures to ensure capital adequacy which require First Financial to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets (leverage ratio) as set forth in the table below.

The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets that will begin on January 1, 2016 at 0.625% and be phased in over a four-

year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio.  The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Management believes, as of September 30, 2015, that First Financial met all capital adequacy requirements to which it was subject.  At September 30, 2015, and December 31, 2014, regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

Consolidated regulatory capital ratios at September 30, 2015, included the leverage ratio of 8.58%, common equity tier 1 capital ratio of 10.51%, tier 1 capital ratio of 10.52% and total capital ratio of 13.37%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $326.1 million on a consolidated basis.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. First Financial's tier 1 and total capital ratios decreased from 12.69% and 13.71%, respectively, as of December 31, 2014 to 10.52% and 13.37% as of September 30, 2015. The decline in the tier 1 capital ratio was due primarily to an increase in risk-weighted assets resulting from the Oak Street acquisition, organic loan growth and the previously mentioned changes in the calculation of risk-weighted assets, as well as a reduction in tier 1 capital due to the addition of goodwill from the Oak Street acquisition. The total capital ratio was positively impacted by the issuance of subordinated notes during the third quarter, which qualify as tier 2 capital and offset the increase to risk-weighted assets during the period. The leverage ratio declined to 8.58% at September 30, 2015 compared to 9.44% as of December 31, 2014 and the Company’s tangible common equity ratio decreased from 9.02% at December 31, 2014 to 7.84% during the current quarter primarily due to the increase in goodwill associated with the acquisition of Oak Street.

The following table presents the actual and required capital amounts and ratios as of September 30, 2015 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2015 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2015
Common equity tier 1 capital to risk-weighted assets
Consolidated	$638,574	10.51%	$273,325	4.50%	N/A	N/A	$425,173	7.00%
First Financial Bank	624,993	10.32%	272,508	4.50%	$393,623	6.50%	423,902	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	638,678	10.52%	364,434	6.00%	N/A	N/A	516,281	8.50%
First Financial Bank	625,097	10.32%	363,344	6.00%	484,459	8.00%	514,738	8.50%

Total capital to risk-weighted assets
Consolidated	812,029	13.37%	485,912	8.00%	N/A	N/A	637,759	10.50%
First Financial Bank	686,407	11.33%	484,459	8.00%	605,574	10.00%	635,853	10.50%

Leverage ratio
Consolidated	638,678	8.58%	297,668	4.00%	N/A	N/A	297,668	4.00%
First Financial Bank	625,097	8.41%	297,270	4.00%	371,587	5.00%	297,270	4.00%

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

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on October 1, 2015 to shareholders of record as of August 28, 2015. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on January 4, 2016 to shareholders of record as of December 4, 2015.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. During the third quarter of 2015, First Financial repurchased 148,935 shares at an average price of $18.68 per share. At September 30, 2015, 3,600,165 common shares remained available for repurchase under the 2012 share repurchase plan. During the first nine months of 2014, the Company repurchased 40,255 shares at an average price of $17.32 per share.

The Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds and current regulatory capital requirements.

Shareholders' Equity. Total shareholders’ equity at September 30, 2015 was $813.0 million compared to total shareholders’ equity at December 31, 2014 of $784.1 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness as part of the culture of the Company.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include information technology, market, legal, strategic, reputation, credit, regulatory (compliance), operational and external/environmental.

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

The ALLL was $53.3 million as of September 30, 2015 and $52.9 million as of December 31, 2014.  As a percentage of period-end loans, the ALLL was 1.02% as of September 30, 2015 compared to 1.11% as of December 31, 2014. The ALLL was relatively unchanged from December 31, 2014, consistent with the Company's stable overall credit outlook.

The ALLL as a percentage of nonaccrual loans, including nonaccrual TDRs was 149.3% at September 30, 2015 compared with 109.1% at December 31, 2014. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, increased to 95.3% as of September 30, 2015 compared with 82.1% as of December 31, 2014 due to a $8.5 million, or 13.1% decrease in nonperforming loans.

Third quarter 2015 net charge-offs were $2.2 million or 0.17% of average loans and leases on an annualized basis, compared to net charge-offs of $1.4 million or 0.12% of average loans and leases on an annualized basis for the comparable quarter in 2014. The $0.8 million increase in net charge-offs from the comparable period in 2014 was primarily the result of higher charge-offs of commercial loans and lower recoveries on commercial and commercial real estate loans, partially offset by lower charge-offs on commercial real estate loans and higher recoveries on residential real estate loans during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Third quarter 2015 provision expense was $2.6 million compared to $0.9 million during the comparable quarter in 2014. Provision expense was $7.8 million compared to a negative $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

See Note 5 - Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended					Nine months ended
	2015			2014		September 30,
(Dollars in thousands)	Sep. 30	June 30,	Mar. 31,	Dec. 31,	Sep. 30	2015	2014
Allowance for loan and lease loss activity
Balance at beginning of period	$52,876	$53,076	$52,858	$53,989	$54,452	$52,858	$62,730
Provision for loan losses	2,647	3,070	2,060	2,052	893	7,777	(524)
Gross charge-offs
Commercial	1,808	1,256	1,567	2,992	953	4,631	6,164
Real estate-construction	85	0	0	111	8	85	1,237
Real estate-commercial	1,082	2,716	1,870	983	2,323	5,668	8,495
Real estate-residential	288	755	406	249	505	1,449	1,205
Installment	155	59	166	92	310	380	513
Home equity	268	249	741	1,054	432	1,258	1,720
All other	276	237	294	287	338	807	871
Total gross charge-offs	3,962	5,272	5,044	5,768	4,869	14,278	20,205
Recoveries
Commercial	374	326	2,183	233	1,703	2,883	4,536
Real estate-construction	87	17	45	41	202	149	340
Real estate-commercial	691	1,105	491	2,004	1,065	2,287	5,613
Real estate-residential	237	43	64	33	35	344	498
Installment	94	68	85	92	76	247	266
Home equity	236	372	289	71	297	897	440
All other	52	71	45	111	135	168	295
Total recoveries	1,771	2,002	3,202	2,585	3,513	6,975	11,988
Total net charge-offs	2,191	3,270	1,842	3,183	1,356	7,303	8,217
Ending allowance for loan and lease losses	$53,332	$52,876	$53,076	$52,858	$53,989	$53,332	$53,989

Net charge-offs to average loans and leases (annualized)
Commercial	0.39%	0.28%	(0.19)%	0.85%	(0.24)%	0.17%	0.19%
Real estate-construction	0.00%	(0.03)%	(0.08)%	0.14%	(0.50)%	(0.04)%	1.03%
Real estate-commercial	0.07%	0.31%	0.26%	(0.19)%	0.26%	0.21%	0.21%
Real estate-residential	0.04%	0.57%	0.28%	0.17%	0.39%	0.30%	0.21%
Installment	0.58%	(0.08)%	0.72%	0.00%	1.86%	0.41%	0.66%
Home equity	0.03%	(0.11)%	0.40%	0.85%	0.12%	0.10%	0.40%
All other	0.72%	0.55%	0.87%	0.62%	0.70%	0.71%	0.66%
Total net charge-offs	0.17%	0.27%	0.16%	0.27%	0.12%	0.20%	0.27%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company applied a weighted average deposit beta of 55%. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2015, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.53)%	(0.19)%	1.04%
NII-Year 2	(6.24)%	1.72%	4.08%
EVE	(5.50)%	(0.63)%	1.10%
(1) Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

First Financial was within all internal policy limits set for interest rate risk monitoring as of September 30, 2015.  Projected results for NII and EVE became more asset sensitive during the third quarter 2015 as a result of the issuance of the fixed rate subordinated notes and the acquisition of Oak Street, which increased floating-rate loan balances.  First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of September 30, 2015 assuming both a 25% increase and decrease to the managed rate deposit beta assumption:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	1.19%	(1.58)%	3.03%	(0.97)%
NII-Year 2	3.41%	0.02%	6.41%	1.74%

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the allowance for loan and lease losses, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2014 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2015.

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

▪
the effect of and changes in policies and laws or regulatory agencies (notably the Dodd-Frank Wall Street Reform and Consumer Protection Act and the new capital rules promulgated by federal banking regulators);

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

On August 14, 2015, First Financial acquired Oak Street Holdings Corporation. The internal control over financial reporting of Oak Street's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Oak Street acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Oak Street operations represents 3.9% of total consolidated assets as of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	0	0.00	N/A	N/A
August 1 to August 31, 2015
Share repurchase program	0	$0.00	0	3,749,100
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	9,800	19.49	N/A	N/A
September 1 to September 30, 2015
Share repurchase program	148,935	$18.68	148,935	3,600,165
Director Fee Stock Plan	0	0.00	N/A	N/A
Stock Plans	2,591	18.77	N/A	N/A
Total
Share repurchase program	148,935	$18.68	148,935
Director Fee Stock Plan	0	$0.00	N/A
Stock Plans	12,391	$19.34	N/A

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

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	1,399,835	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	11/6/2015	Date	11/6/2015