Form 10-K
period 2015-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2016-02-23
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2015, was $1,068,586,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 22, 2016, there were issued and outstanding 61,640,943 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2015 are incorporated by reference into Parts I, II and IV.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2016 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2015 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank, National Association (the Bank), which was founded in 1863.

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending, and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, or office buildings).  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits, and cash management services for commercial customers. A full range of trust and wealth management services is also provided through First Financial’s Wealth Management division.

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables, and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of the Bank, First Financial Equipment Finance LLC (First Equipment Finance), primarily in its principal markets.  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

Commercial and industrial lending activities also include equipment and leasehold improvement financing for franchisees throughout the U.S., principally in the quick service and casual dining sector.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that have sound economics, lower closure rates, and brand awareness within specified local, regional or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

First Financial also offers financing to the insurance industry through a wholly-owned subsidiary of the Bank, Oak Street Funding LLC (Oak Street Funding), in 47 states.  Insurance industry lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs.  The underwriting of these loans involves analyses of collateral (through use of Oak Street Funding’s proprietary system) that consists of insurance commissions revenue, which is then monitored by Oak Street Funding throughout the life of the loans.

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

The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. The Bank sells the loans both servicing-retained and servicing-released, depending on pricing and other market conditions.  The credit underwriting standards adhere to a required level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards increase the marketability and address the credit risk associated with the loans.

Consumer loans are primarily loans made to individuals.  These types of loans include new and used vehicle loans, second mortgages on residential real estate, and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, which are key indicators of the ability to repay.  A level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers, increasing diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

First Financial has minimal foreign currency transactions and, in general, does not have a significant exposure to foreign currencies. Foreign currency activities are generally related to services provided to commercial customers.  Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2015, and is incorporated herein by reference.

First Financial's executive office is located at 255 East Fifth Street, Suite 700, Cincinnati, Ohio 45202, and the telephone number is (877) 322-9530.  First Financial makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Relations” link, under “Financial Reporting.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Employees

At December 31, 2015, First Financial and its subsidiaries had 1,471 full-time and part-time employees.

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

In connection with the Peoples and Irwin FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements, the FDIC will reimburse First Financial for losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets), beginning with the first dollar of loss.  Covered assets represent approximately 1.4% of First Financial’s assets at December 31, 2015. These agreements provide for loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC.  All other loans were provided loss protection for a period of five years, which expired on October 1, 2014, and recoveries of previously charged-off loans must be shared with the FDIC for a period of eight years, again on the same pro-rata basis.

First Financial must follow specific servicing and resolution procedures, as outlined in the loss sharing agreements, in order to receive reimbursement from the FDIC for losses on covered assets.  First Financial services all covered assets with the same resolution practices and diligence as it does for the assets that are not subject to a loss sharing agreement.

In August 2014, First Financial acquired three banks, The First Bexley Bank (First Bexley) located in Bexley, Ohio and Insight Bank (Insight) and Guernsey Bancorp, Inc. (Guernsey) both of which were located in Worthington, Ohio. First Bexley and Insight were each acquired in a stock and cash transaction, while Guernsey was an all cash deal. The First Bexley, Insight and

Guernsey acquisitions provided First Financial an entrance into the Columbus, Ohio market and introduced the Company’s diverse product set to commercial and consumer clients of those institutions. These acquisitions position the Bank as one of the largest community bank serving Franklin County and the metropolitan Columbus market.

On August 14, 2015, First Financial acquired Oak Street Funding. Founded in 2003 and headquartered in Carmel, Indiana, Oak Street Funding finances insurance agencies for the purposes of agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs. First Financial acquired Oak Street Holdings Corporation, the parent of Oak Street Funding, in an all-cash transaction which resulted in Oak Street Holdings Corporation becoming a subsidiary of the Bank. The Company also paid off certain indebtedness due under financing facilities at the time of the merger.

Market and Competitive Information

First Financial, through the regionalization efforts and business model of the Bank, delivers a community banking philosophy to its clients.  First Financial currently serves a combination of metropolitan and non-metropolitan markets through its full-service banking centers primarily in Indiana, Ohio, and Kentucky.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients and helping them reach greater levels of financial success.

We also compete on a nationwide basis with respect to franchisee lending through our franchise finance subsidiary, First Franchise Capital and with respect to insurance agency lending through Oak Street Funding.

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwest markets that First Financial serves have historically not experienced the level of economic highs and lows seen in other areas of the country.  Its markets are generally marked by less volatility in business activity, although material fluctuations may occur.

First Financial believes that it is well positioned to compete in its markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a decision-making network of local management.  First Financial believes that it is better positioned to compete for business than smaller banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the geographic region of the Bank’s banking center network. Through the delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial meets the needs of its customers in an ever-changing marketplace.

First Financial faces strong competition from financial institutions and other non-financial organizations.  Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States.  In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, margin loans, and other services similar to those offered by First Financial.  Online lenders also create additional competition, particularly in the mortgage and consumer lending areas. Major stores compete for loans by offering credit cards and retail installment contracts.  It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify.

Supervision and Regulation

First Financial Bank and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of shareholders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

The BHCA and the regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.  A tie-in arrangement is when a bank uses its ability to offer banking products in a coercive manner to gain a competitive advantage for non-banking products or services. The BHCA also imposes certain restrictions upon dealings by affiliated banks with the holding company and among themselves, including restrictions on inter-bank borrowing and upon dealings in the securities or obligations of the holding company or other affiliates.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to its shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

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

Insurance of Accounts

The FDIC currently maintains the DIF, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000 per customer.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Each institution is assigned a risk category based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  The Bank currently is in Risk Category I.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC adopted rules, under which insurance premium assessments are based on an institution's quarterly average total assets minus its quarterly average tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  All base assessment rates are subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 0.02% without further rule-making.  The FDIC may also impose a special assessment in an emergency situation.

The FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and use the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits of the total industry. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC proposed rules in October 2015 regarding the offset. Under the proposal, banks with less than $10 billion in assets would receive an assessment credit for the portion of their assessments that contribute to the increase from 1.15% to 1.35%. These rules have not yet been finalized.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company. As of its last examination, the Bank received a CRA rating of “satisfactory.”

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

The Dodd-Frank Act

The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations. Although many of the regulations have been adopted, some still have not, and the full effect they will have on us and our subsidiaries cannot currently be known. Among the provisions already implemented that have or may have an effect on us are the following:

•	formation of the Consumer Financial Protection Bureau, which has broad powers to adopt and enforce consumer protection regulations;

•	a federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums was expanded; and

•	new capital regulations for bank holding companies, which impose stricter requirements as discussed below.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted. The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of the Federal Reserve Bank. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of prompt corrective action regulatory provisions.

Prior to January 1, 2015, the risk-based capital guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8.0%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3.0% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the Basel Committee) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (Basel III). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations such as First Financial. These new capital rules implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules). Community banking organizations, including First Financial and the Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer (i.e. common equity) and additional new deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new capital rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at 0.625%. The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank’s capital ratios.

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. The Company’s management believes that the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities under such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

Internet Website
We maintain a website with the address www.bankatfirst.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

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

Dramatic declines in the housing market in 2008 and 2009 negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Market turmoil can lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely impact our business, financial condition, and results of operations. These types of market developments also may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact charge-offs and provision for credit and fraud losses.

Market volatility could have an adverse effect on our business.

The capital and credit markets may experience volatility and disruption, which could produce downward pressure on stock prices and credit availability without regard to the underlying financial strength of the affected companies. During times of market disruption and volatility, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations. Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of our reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led in the past to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. A default, or threatened default, of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our financial condition or results of operations.
The Dodd-Frank Act and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes. The Dodd-Frank Act has required changes to business practices and has imposed more stringent capital, liquidity and leverage requirements. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	a reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

•	the limitation on the ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations.

We cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect operations and results thereof. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.
The fiscal and monetary policies of the U.S. federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. The policies of the Federal Reserve Board can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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
First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may adversely affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. Due to First Financial's volume of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and First Financial’s ability to sell the collateral upon foreclosure.
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
There is no assurance that our non-impaired loans will not become impaired or that our impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
Weakness in the real estate market, including the secondary residential mortgage loan markets, could adversely affect us.
Disruptions in the secondary market for residential mortgage loans limit the market for and liquidity of many mortgage loans. The effects of mortgage market challenges, combined with reductions in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sales of mortgage loans. Such conditions could result in higher losses, write downs, and impairment charges in our mortgage and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, resulting in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.
The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an adverse effect on our business, results of operations and financial condition.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.
Declining values of real estate, increases in unemployment, insurance market disruptions, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact our results of operations and financial condition. Additionally, increases in unemployment also may adversely affect the ability of certain clients to pay loans and the financial results of commercial clients in localities with higher unemployment, which may result in loan defaults and foreclosures and which may impair the value of our collateral. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Also, a concentration of natural disasters or a significant disruption in the insurance market could adversely impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result credit losses may increase in the future.
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
Projections for new business initiatives and strategies may prove inaccurate.
The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could adversely affect our business.
The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately determine demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on the Bank’s business.
Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity.
Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).  Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income.  If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be adversely affected.  Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

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
When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition may be adversely affected.
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
Our wealth management business subjects us to a variety of investment and market risks.
At December 31, 2015, we had $2.3 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to a broader variety of risks and uncertainties.
Negative public opinion could damage our reputation and adversely impact business operations and revenues.
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged misconduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.
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
We rely on our systems, employees, and certain counterparties, and certain failures, such as a security breach, could adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. A cyber security breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.
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
We are similarly dependent on our employees. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.
Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect us. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.
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
Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.
We may not pay dividends on our common shares.
Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends or common shares are dependent upon dividends paid to us by the Bank, which are subject to regulatory restrictions in certain circumstances. A reduction in our dividend rate could adversely affect the market price of our common shares.
Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.
We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of the close of business on December 31, 2015, the Bank had $100.8 million available to pay dividends to First Financial without prior regulatory approval.
To enhance liquidity, we may from time to time borrow under credit facilities or other indebtedness. Turbulence in the capital and credit markets may cause many lenders and institutional investors to reduce or cease to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings.
Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace existing credit facilities, could have a material adverse effect on our liquidity and on our ability to pay dividends on our common shares and interest and principal on our debt. As of December 31, 2015, we had indebtedness of $1.1 billion.
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
In managing our consolidated balance sheet, we depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements, and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, a downgrade in our credit rating, or our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

A reduction in our credit rating could adversely affect us or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate the Company, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit rating. A downgrade of the credit rating of the Company could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

Our ability to retain key officers and employees may change.

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

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, legislation and bank regulatory action that places restrictions on executive compensation at, and the pay practices of, financial institutions may further impact our ability to compete for talent with other industries that are not subject to the same limitations as financial institutions.

Our business, financial condition, or results of operations could be materially adversely affected by the loss of any of our key employees, or our inability to attract and retain skilled employees.

Potential acquisitions may disrupt our business and dilute shareholder value and we may not be able to successfully consummate or integrate such acquisitions.
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	difficulty or added costs in the wind-down of non-strategic operations;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value (including goodwill) of the target company;

•	difficulty in receiving appropriate regulatory approval for any proposed transaction;

•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and

•	potential changes in banking, or tax laws or regulations or accounting rules that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases negotiations, may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions could involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an adverse impact on our liquidity, results of operations, and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval or other closing conditions. We may expend substantial time and resources pursuing potential acquisitions which may not be consummated because regulatory approval or other closing requirements are not satisfied. Additionally, the banking regulators and applicable laws and regulations may restrict our ability to engage in acquisitions under certain circumstances.
Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States (GAAP).
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate valuation that is made either when recording income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.
See the “Critical Accounting Policies” in the MD&A and Note 1, “Summary Of Significant Accounting Policies,” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
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
In connection with the Bank’s assumption of the banking operations of Peoples, Irwin Union Bank and Irwin FSB, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share. Our decisions regarding the fair value of assets acquired, including the FDIC indemnification asset, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record an indemnification asset that reflects our estimate of the timing and amount of reimbursements for losses on covered assets. In determining the size of the indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2015, the Company operated 106 banking centers.  Our core banking operating markets are located within the three state region of Ohio, Indiana, and Kentucky. First Financial's executive office is in Cincinnati, Ohio and we operate 62 banking centers in Ohio, 40 banking centers in Indiana and four banking centers in Kentucky. In addition, we operate our franchise lending business and our insurance lending business from non-banking center locations in New Jersey and Indiana, respectively.

Item 3.  Legal Proceedings.
We are from time to time engaged in various litigation matters including the defense of claims of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

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

	Position with First Financial Bancorp	Position with First Financial Bank or a Subsidiary	Age
Claude E. Davis	Chief Executive Officer	Chief Executive Officer	55

Anthony M. Stollings	President, Chief Operating Officer	Chief Operating Officer	61

John M. Gavigan	Chief Financial Officer and Principal Accounting Officer	Chief Financial Officer	37

Matthew B. Burgess	Chief Internal Auditor	Chief Internal Auditor	56

Holly M. Foster	Chief Compliance Officer	Chief Compliance Officer	39

Shannon M. Kuhl	Chief Legal Officer and Corporate Secretary	Chief Legal Officer and Corporate Secretary	45

Alisa E. Poe	Chief Talent Officer	Chief Talent Officer	54

William J. Sorg	Chief Risk Officer	Chief Risk Officer	42

Richard Barbercheck		Chief Credit Officer	57

Richard S. Dennen		President, Oak Street Funding, LLC	49

Gregory A. Harris		Senior Vice President, Wealth Management	47

C. Douglas Lefferson		President, Community Banking	51

Bradley J. Ringwald		President, Corporate and Specialty Banking	42

Jill A. Stanton		President, Mortgage Banking	53

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis — Claude Davis is the Chief Executive Officer of both First Financial Bancorp and First Financial Bank, positions he has held since October 1, 2004.  He has served on the board of directors of each of First Financial Bancorp and First Financial Bank since October 1, 2004 and also has been Chairman of the Board of Directors of First Financial Bank since October 1, 2004.  From October 1, 2004 until December 1, 2014, Mr. Davis held the title of President First Financial Bancorp.  From October 1, 2004 until August 20, 2013, Mr. Davis held the title of President of First Financial Bank.  Mr. Davis has over 28 years of experience in the financial services industry.

Anthony M. Stollings — Anthony Stollings presently holds the title of President and Chief Operating Officer of First Financial Bancorp and Chief Operating Officer of First Financial Bank following his appointment to these positions in December 2014.  He served as the Chief Financial Officer of each of First Financial Bancorp and First Financial Bank from January 2013 through November 2014.  Mr. Stollings also served as the Chief Risk Officer of each of First Financial Bancorp and First Financial Bank from September 2011 through January 2013.  Mr. Stollings served as the Chief Accounting Officer of each of First Financial Bancorp and First Financial Bank from his hire in December 2006 until September 2011. He has more than 35 years of experience in the financial services industry.

John M. Gavigan — John Gavigan is the Chief Financial Officer of both First Financial Bancorp and First Financial Bank where he is responsible for the Company’s Finance, Accounting, Treasury and Investor Relations areas.  He was appointed to these roles in December 2014.  He previously served as Corporate Controller from 2011 through 2014 and as Assistant Controller from 2008 through 2011.  Mr. Gavigan is a certified public accountant (inactive).

Matthew B. Burgess — Matt Burgess is the Chief Internal Auditor of each of First Financial Bancorp and First Financial Bank, a role he has held since joining First Financial in October 2011.  Before joining First Financial, he held audit department leadership and general audit positions in several financial institutions and external auditor consultants.  Mr. Burgess is a certified public accountant, certified internal auditor (CIA), and certified information systems auditor (CISA).

Holly M. Foster — Holly Foster is the Chief Compliance Officer of each of First Financial Bancorp and First Financial Bank, positions she has held since December 2014.  Before her current role, she served as the Chief Risk Officer for each of First Financial Bancorp and First Financial Bank from February 2013 until December 2014.  Ms. Foster served as Operational Risk Director from 2010 until 2013 and as Compliance Officer and Regulatory Risk Manager from 2006 until 2010.  She has been employed with the company since 1999.

Shannon M. Kuhl — Shannon Kuhl is the Chief Legal Officer of First Financial Bancorp and First Financial Bank, positions she has held since November 2013. She served as Chief Bank Counsel from August 2013 until November 2013. Ms. Kuhl served as Associate General Counsel from her hire in 2006 until August 2013.

Alisa E. Poe — Alisa Poe presently holds the position of Chief Talent Officer of First Financial Bancorp and First Financial Bank, to which she was appointed in April 2010.  Ms. Poe also held the position of Chief of Staff of First Financial Bancorp and First Financial Bank from January 2014 to September 2015.  Ms. Poe joined the company in September 2009 as Chief Human Resources Officer.  Ms. Poe has over 26 years of experience in the human resources profession.

William J. Sorg — William “Skip” Sorg is the Chief Risk Officer of First Financial Bancorp and First Financial Bank, positions he has held since December 2014.  He previously served as the First Vice President of Financial Planning and Balance Sheet Management from April 2013 through November 2014.  Mr. Sorg joined First Financial in October 2009 as the Vice President of Asset Liability Management, a position he held through March 2013.

Richard Barbercheck — Richard Barbercheck is the Chief Credit Officer of First Financial Bank, a position he has held since July 2006.  He first joined First Financial in 2005 as the Chief Risk Officer.  Mr. Barbercheck has over 34 years of banking experience with a predominance of experience in the commercial lending and credit administration areas.

Richard S. Dennen - Rick Dennen is the President of Oak Street Funding, LLC. Mr. Dennen founded Oak Street Funding in 2003 and served as its President and Chief Executive Officer through the purchase of the company by the Bank in August 2015. Mr. Dennen is a certified public accountant.

Gregory A. Harris - Greg Harris is the Senior Vice President of First Financial Bank’s Wealth Management group. He joined the Bank in 2009 as First Vice President of the Wealth Management group. Mr. Harris has more than 25 years of experience in the financial services industry.

C. Douglas Lefferson — Doug Lefferson presently holds the position of President, Community Banking of First Financial Bank. He was appointed to this position effective December 2014. Mr. Lefferson previously served as President, Eastern Markets effective January 2014 until December 2014 and as President, Commercial Banking and Wealth Management from September 2013 until January 2014. He served as the Chief Banking Officer of First Financial Bank from November 2010 until September 2013. Mr. Lefferson also previously served as the Chief Operating Officer of First Financial Bancorp and First Financial Bank from April 2005 until November 2010 and as the Chief Financial Officer of First Financial Bancorp and First Financial Bank from January 2002 until April 2005. Mr. Lefferson joined First Financial in 1986 and has spent his entire banking career in various positions within the company.

Bradley J. Ringwald — Mr. Ringwald is the President of Corporate and Specialty Banking of First Financial Bank, a position he has held since February 2016.  In this role, he is responsible for managing the Bank’s corporate banking products and specialty banking, including Business Capital, Equipment Finance, and Franchise Finance.  Prior to his current role, he was President of Specialty Banking from July 2014 until February 2016, the President of Corporate Banking from September 2013 until July 2014, the Commercial and Industrial Lending Product Manager from July 2011 to September 2013, and the Senior Vice President of Commercial and Industrial Lending from February 2010 to July 2011.  Mr. Ringwald first joined First Financial in 2006.  Mr. Ringwald has over 20 years of commercial banking experience and is a certified public accountant (inactive).

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2015 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 22, 2016, our common shares were held by approximately 2,543 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2015, a total of 239,898 stock options and 643,641 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 17 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2015 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2015 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which of our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	239,898	$13.60	882,560
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. 2012 Stock Plan (2012 Plan).  The 2012 plan includes provisions regarding adjustments to the number of securities available for future issuance under the respective plans in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the 2012 Plan permits the Board of Directors or the Compensation Committee of the board to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors or the Compensation Committee, as the case may be, determine to be appropriate in its sole discretion.  All of the securities reported in column (c) are available under the 2012 Plan.

N/A - Not applicable.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2015 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2015
Share repurchase program	91,032	$18.85	91,032	3,509,133
Stock Plans	23,200	19.01	N/A	N/A
November 1 to November 30, 2015
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	16,880	20.09	N/A	N/A
December 1 to December 31, 2015
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	91,032	$18.85	91,032
Stock Plans	40,080	$19.47	N/A

(1)
Except with respect to the share repurchase program, the number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s 1999 Stock Option Plan for Non-Employee Directors, 1999 Stock Incentive Plan for Officers and Employees, 2009 Employee Stock Plan, Amended and Restated 2009 Non-Employee Director Stock Plan and 2012 Stock Plan (collectively referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to those plans and the average price paid per share.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

(2)
First Financial has one remaining previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock.   The plan has no expiration date.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under The Plan	Expiration Date
10/25/2012	5,000,000	1,490,867	None

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2015 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2015 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 15-Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2015 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2015 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2015 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to cause the material information required to be disclosed by First Financial in the reports it files or submits under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms (the disclosure controls and procedures).  In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On August 14, 2015, First Financial acquired Oak Street Holdings Corporation. The internal control over financial reporting of Oak Street's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Oak Street acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Oak Street operations represents 3.2% of total consolidated assets as of the period covered by this report.

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s 2015 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls
First Financial maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition.  There were no changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting during the year ended December 31, 2015.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Compliance with Section 16(a) of the Exchange Act,” and “Shareholder Nominations for Election to the Board” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on
May 24, 2016, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

First Financial has adopted a code of ethics, the First Financial Bancorp. Code of Conduct, which applies to First Financial’s directors, officers and employees.  In addition, the Company maintains a Code of Ethics for the CEO and Senior Financial Officers. Both documents are available through First Financial’s website, www.bankatfirst.com under the “Investor Relations” link, at the bottom of the main page.

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

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 12 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2015 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance - Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2015 Annual Report (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2015 Annual Report

Consolidated Balance Sheets as of December 31, 2015 and 2014 - Incorporated by reference from First Financial’s 2015 Annual Report

Consolidated Statements of Income for years ended December 31, 2015, 2014, and 2013 - Incorporated by reference from First Financial’s 2015 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2015, 2014, and 2013 - Incorporated by reference from First Financial’s 2015 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013 - Incorporated by reference from First Financial’s 2015 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2015, 2014, and 2013 - Incorporated by reference from First Financial’s 2015 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2015 Annual Report

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

2.4
Agreement and Plan of Merger between First Financial, First Financial Bank, National Association and The First Bexley Bank dated as of December 17, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

2.5
Agreement and Plan of Merger between First Financial Bancorp., First Financial Bank, National Association, and Insight Bank, dated as of December 19, 2013 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2013 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

2.6
Agreement of Merger among First Financial Bancorp, Guernsey Bancorp, Inc., and Robert D. Patrella, dated as of April 29, 2014 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2014 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

2.7
Agreement and Plan of Merger by and among First Financial Bank, National Association, AG-OSF Holdings, LLC, and Oak Street Holdings Corporation dated July 23, 2015 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2015 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as exhibit 3.1 to the Form S-3 on July 31, 2014 and incorporated hereby by reference)(File No. 333-197771).

3.2
Amended and Restated Regulations of First Financial Bancorp, amended as of July 28, 2015 (filed as Exhibit 3.1 to the Form 8-K filed on July 29, 2015 and incorporated herein by reference) (File No. 000-34762).

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

4.3
Indenture, dated as of August 25, 2015, by and between First Financial Bancorp. and Wells Fargo Bank, National Association, as Trustee. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2015, and incorporated herein by reference) (File No. 000-34762)

4.4
Supplemental Indenture, dated as of August 25, 2015, by and between First Financial Bancorp. and Wells Fargo Bank, National Association, as Trustee. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2015, and incorporated herein by reference) (File No. 000-34762).

4.5	Form of 5.125% Subordinated Note due 2025 (included as part of Exhibit 4.4 to this Annual Report).
10.1	First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 (incorporated herein by reference to a Registration Statement on Form S-3)(File No. 333-25745).
10.2	First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (incorporated herein by reference to a Registration Statement on Form S-3) (File No. 333-86781).*

10.3
Form of Stock Option Agreement for Incentive Stock Options (2005 - 2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.4
Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.5
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed on November 16, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.6
First Financial Bancorp. 1999 Non-Employee Director Stock Plan, as dated April 27, 1999 and amended and restated as of April 26, 2006 (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference) (File No. 000-12379).*

10.7
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.8	First Financial Bancorp. 2009 Employee Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 23, 2009 and incorporated herein by reference) (File No. 000-12379).*
10.9
Form of Agreement for Restricted Stock Award under the First Financial Bancorp. 2009 Employee Stock Plan (2011-12 grants) (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.10
First Financial Bancorp. Amended and Restated 2009 Non-Employee Director Stock Plan (filed as Appendix B to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.11
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762).*

10.12	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.13	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.14
First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.15
Employment and Non-Competition Agreement between C. Douglas Lefferson and First Financial Bancorp. dated December 31, 2010 (filed as Exhibit 10.2 to First Financial Bancorp’s Form 8-K filed on January 3, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.16
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated December 30, 2011 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 5, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.17	First Financial Bancorp. Short-Term Incentive Plan (filed as Appendix C to the Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference) (File No. 001-34762).*
10.18	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 16, 2015) (File No. 001-34762).*
10.19
First Financial Bancorp. Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015 (originally established in 2011)(filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.20
Agreement for Stock Award pursuant to the 2011 Key Executive Incentive Plan between First Financial Bancorp. and Claude E. Davis (filed as exhibit 10.1 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.21	Form of Agreement for Stock Award pursuant to the Key Executive Incentive Plan between First Financial Bancorp. (3-year holding period).*
10.22	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
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

10.25	Form of Agreement for 2014 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends).*
10.26	Form of Agreement for 2015 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends).*
10.27	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends).*
10.28	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends).*
10.29	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends).*
10.30	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends).*
10.31	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (Directors, 1-year vest/accrual of dividends).*
10.32
First Financial Bancorp. Amended and Restated Key Management Severance Plan effective January 1, 2013 (as approved November 28, 2012) (filed as exhibit 10.2 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.33
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.34
Severance and Change in Control Agreement between First Financial Bancorp. and Kevin T. Langford, President - Consumer Banking dated November 1, 2013 (filed as Exhibit 10.2 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.35
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

10.36
Severance and Change in Control Agreement between First Financial Bancorp. and John M. Gavigan, Chief Financial Officer dated March 13, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on March 16, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.37	Employment and Non-Competition Agreement between First Financial Bank and Richard S. Dennen, President of Oak Street Funding, LLC dated July 23, 2015.*
13	Registrant’s annual report to shareholders for the year ended December 31, 2015.
14.1	First Financial Bancorp. Code of Conduct, as approved October 27,2015.
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
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
Chief Executive Officer

Date	2/23/2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis, Director		John M. Gavigan, Senior Vice President and Chief Financial Officer
Chief Executive Officer		(Principal Accounting Officer)

Date	2/23/2016	Date	2/23/2016

/s/ Murph Knapke
Murph Knapke, Director
Chairman of the Board

Date	2/23/2016

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/23/2016	Date	2/23/2016

/s/ Cynthia O. Booth		/s/ Mark A. Collar
Cynthia O. Booth, Director		Mark A. Collar, Director

Date	2/23/2016	Date	2/23/2016

/s/ Corinne R. Finnerty		/s/ Peter E. Geier
Corinne R. Finnerty, Director		Peter E. Geier, Director

Date	2/23/2016	Date	2/23/2016

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/23/2016	Date	2/23/2016

/s/ Jeffrey D. Meyer		/s/ John T. Neighbours
Jeffrey D. Meyer, Director		John T. Neighbours, Director

Date	2/23/2016	Date	2/23/2016

/s/ Richard E. Olszewski		/s/ Maribeth S. Rahe
Richard E. Olszewski, Director		Maribeth S. Rahe, Director

Date	2/23/2016	Date	2/23/2016