Form 10-Q
period 2016-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2016-05-05
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/4/2016
Common stock, No par value	61,858,864

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial Bancorp. has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for loan and lease losses	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	First Financial Bank	First Financial Bank, N.A.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank, N.A.	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	IRLC	Interest Rate Lock Commitment
BP	basis point	N/A	Not applicable
CDs	certificates of deposits	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
Fair Value Topic	FASB ASC Topic 825, Financial Instruments

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$102,675	$114,841
Interest-bearing deposits with other banks	15,582	33,734
Investment securities available-for-sale, at fair value (amortized cost $1,165,093 at March 31, 2016 and $1,203,065 at December 31, 2015)	1,164,319	1,190,642
Investment securities held-to-maturity (fair value $718,277 at March 31, 2016 and $731,951 at December 31, 2015)	702,315	726,259
Other investments	53,255	53,725
Loans held for sale	15,369	20,957
Loans and leases
Commercial and industrial	1,744,732	1,663,102
Lease financing	101,135	93,986
Real estate-construction	341,453	311,712
Real estate-commercial	2,261,857	2,258,297
Real estate-residential	508,512	512,311
Home equity	466,010	466,629
Installment	41,627	41,506
Credit card	39,283	41,217
Total loans and leases	5,504,609	5,388,760
Less: Allowance for loan and lease losses	53,732	53,398
Net loans and leases	5,450,877	5,335,362
Premises and equipment	138,036	136,603
Goodwill and other intangibles	211,533	211,865
FDIC indemnification asset	16,256	17,630
Accrued interest and other assets	323,337	305,793
Total assets	$8,193,554	$8,147,411

Liabilities
Deposits
Interest-bearing	$1,430,963	$1,414,291
Savings	1,922,892	1,945,805
Time	1,414,313	1,406,124
Total interest-bearing deposits	4,768,168	4,766,220
Noninterest-bearing	1,408,609	1,413,404
Total deposits	6,176,777	6,179,624
Federal funds purchased and securities sold under agreements to repurchase	75,499	89,325
Federal Home Loan Bank short-term borrowings	894,400	849,100
Total short-term borrowings	969,899	938,425
Long-term debt	119,556	119,540
Total borrowed funds	1,089,455	1,057,965
Accrued interest and other liabilities	100,735	100,446
Total liabilities	7,366,967	7,338,035

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2016 and 2015	567,497	571,155
Retained earnings	398,224	388,240
Accumulated other comprehensive loss	(23,209)	(30,580)
Treasury stock, at cost, 6,875,704 shares in 2016 and 7,089,051 shares in 2015	(115,925)	(119,439)
Total shareholders' equity	826,587	809,376
Total liabilities and shareholders' equity	$8,193,554	$8,147,411

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Interest income
Loans, including fees	$63,399	$54,464
Investment securities
Taxable	11,373	9,608
Tax-exempt	1,162	1,117
Total interest on investment securities	12,535	10,725
Other earning assets	(1,139)	(1,181)
Total interest income	74,795	64,008
Interest expense
Deposits	5,530	4,820
Short-term borrowings	1,170	303
Long-term borrowings	1,540	299
Total interest expense	8,240	5,422
Net interest income	66,555	58,586
Provision for loan and lease losses	1,655	2,060
Net interest income after provision for loan and lease losses	64,900	56,526
Noninterest income
Service charges on deposit accounts	4,381	4,523
Trust and wealth management fees	3,440	3,634
Bankcard income	2,882	2,620
Client derivative fees	1,095	962
Net gains from sales of loans	1,181	1,464
Net gains on sales of investment securities	24	0
FDIC loss sharing income	(565)	(1,046)
Accelerated discount on covered/formerly covered loans	971	2,092
Other	2,103	3,364
Total noninterest income	15,512	17,613
Noninterest expenses
Salaries and employee benefits	29,615	26,941
Net occupancy	4,957	5,005
Furniture and equipment	2,213	2,153
Data processing	2,718	2,772
Marketing	1,065	888
Communication	481	570
Professional services	1,813	1,970
State intangible tax	639	577
FDIC assessments	1,132	1,090
Loss (gain) - other real estate owned	(190)	474
Loss sharing expense	297	301
Other	5,980	5,327
Total noninterest expenses	50,720	48,068
Income before income taxes	29,692	26,071
Income tax expense	9,878	8,450
Net income	$19,814	$17,621
Net earnings per common share - basic	$0.32	$0.29
Net earnings per common share - diluted	$0.32	$0.29
Cash dividends declared per share	$0.16	$0.16
Average common shares outstanding - basic	61,036,797	61,013,489
Average common shares outstanding - diluted	61,840,247	61,731,844

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net income	$19,814	$17,621
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	7,043	5,008
Change in retirement obligation	200	183
Unrealized gain (loss) on derivatives	128	(816)
Unrealized gain (loss) on foreign currency exchange	0	(20)
Other comprehensive income (loss)	7,371	4,355
Comprehensive income	$27,185	$21,976

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			17,621				17,621
Other comprehensive income (loss)				4,355			4,355
Cash dividends declared:
Common stock at $0.16 per share			(9,818)				(9,818)
Excess tax benefit on share-based compensation		99					99
Exercise of stock options, net of shares purchased		(170)			15,217	256	86
Restricted stock awards, net of forfeitures		(4,807)			215,123	3,577	(1,230)
Share-based compensation expense		858					858
Balance at March 31, 2015	68,730,731	$570,623	$360,390	$(17,054)	(7,043,844)	$(118,217)	$795,742
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			19,814				19,814
Other comprehensive income (loss)				7,371			7,371
Cash dividends declared:
Common stock at $0.16 per share			(9,830)				(9,830)
Excess tax benefit on share-based compensation		105					105
Exercise of stock options, net of shares purchased		(85)			9,937	167	82
Restricted stock awards, net of forfeitures		(4,685)			203,410	3,347	(1,338)
Share-based compensation expense		1,007					1,007
Balance at March 31, 2016	68,730,731	$567,497	$398,224	$(23,209)	(6,875,704)	$(115,925)	$826,587

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net income	$19,814	$17,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,655	2,060
Depreciation and amortization	3,287	3,208
Stock-based compensation expense	1,007	858
Pension expense (income)	(225)	(300)
Net amortization of premiums/accretion of discounts on investment securities	1,911	1,741
Gains on sales of investment securities	(24)	0
Originations of loans held for sale	(42,935)	(59,541)
Net gains from sales of loans held for sale	(1,181)	(1,464)
Proceeds from sales of loans held for sale	49,381	56,816
Deferred income taxes	0	2,313
Decrease (increase) in interest receivable	(2,471)	(2,354)
Decrease (increase) in cash surrender value of life insurance	(493)	(480)
Decrease (increase) in indemnification asset	1,374	2,269
(Decrease) increase in interest payable	(1,353)	0
Decrease (increase) in other assets	(15,305)	(13,435)
(Decrease) increase in other liabilities	(3,923)	5,790
Net cash provided by (used in) operating activities	10,519	15,102

Investing activities
Proceeds from sales of securities available-for-sale	42,696	25
Proceeds from calls, paydowns and maturities of securities available-for-sale	31,974	26,103
Purchases of securities available-for-sale	(36,851)	(55,005)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	22,881	27,155
Net decrease (increase) in interest-bearing deposits with other banks	18,152	(2,720)
Net decrease (increase) in loans and leases	(117,755)	8,883
Proceeds from disposal of other real estate owned	2,035	4,557
Purchases of premises and equipment	(4,900)	(2,255)
Net cash provided by (used in) investing activities	(41,768)	6,743

Financing activities
Net (decrease) increase in total deposits	(2,847)	58,848
Net (decrease) increase in short-term borrowings	31,474	(69,750)
Payments on long-term debt	0	(532)
Cash dividends paid on common stock	(9,760)	(9,745)
Proceeds from exercise of stock options	111	124
Excess tax benefit on share-based compensation	105	99
Net cash provided by (used in) financing activities	19,083	(20,956)

Cash and due from banks
Net increase (decrease) in cash and due from banks	(12,166)	889
Cash and due from banks at beginning of period	114,841	110,122
Cash and due from banks at end of period	$102,675	$111,011

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a bank holding company, principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank, N.A.  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and serve to update the Form 10-K for the year ended December 31, 2015.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and it is suggested that these interim statements be read in conjunction with the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited financial statements in the Company’s 2015 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued an update (ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs) that requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The provisions of this update became effective January 1, 2016. First Financial early adopted this accounting standard during the third quarter of 2015. Management concluded that the debt issuance costs capitalized in prior periods was immaterial as a component of other assets, total assets, total long-term debt and total liabilities, and as such, the Company's prior periods have not been restated.

In September 2015, the FASB issued an update (ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments) which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This update requires acquiring companies to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance in this ASU became effective January 1, 2016 and did not have a material impact on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued an update (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which will require entities to measure many equity investments at fair value and recognize changes in fair value in net income. This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which will require lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships) which clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. In the event of a novation, hedge accounting relationships could continue if all other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments) which clarifies that an assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-07, Investments-Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting) which will eliminate the requirement to retrospectively apply the equity method when an investment that had been accounted for utilizing another method qualifies for use of the equity method. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting) which will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the first quarter 2016, proceeds on the sale of $42.7 million of available-for-sale securities resulted in gains of $0.3 million and losses of $0.3 million. For the comparable quarter in 2015, proceeds on the sale of $25 thousand of available-for-sale securities resulted in no gains or losses. No held-to-maturity securities were sold.

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$3	$0	$101
Securities of U.S. government agencies and corporations	14,935	373	0	15,308	8,183	223	0	8,406
Mortgage-backed securities	655,387	15,615	(410)	670,592	720,407	6,868	(4,493)	722,782
Obligations of state and other political subdivisions	27,180	480	(2)	27,658	103,215	3,437	(443)	106,209
Asset-backed securities	0	0	0	0	258,731	31	(5,266)	253,496
Other securities	4,813	0	(94)	4,719	74,459	632	(1,766)	73,325
Total	$702,315	$16,468	$(506)	$718,277	$1,165,093	$11,194	$(11,968)	$1,164,319

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	15,486	121	0	15,607	8,183	157	0	8,340
Mortgage-backed securities	678,318	7,452	(1,999)	683,771	775,285	2,708	(12,926)	765,067
Obligations of state and other political subdivisions	27,646	338	(99)	27,885	105,212	2,655	(730)	107,137
Asset-backed securities	0	0	0	0	236,411	35	(3,445)	233,001
Other securities	4,809	0	(121)	4,688	77,876	523	(1,399)	77,000
Total	$726,259	$7,911	$(2,219)	$731,951	$1,203,065	$6,078	$(18,501)	$1,190,642

The following table provides a summary of investment securities by contractual maturity or estimated weighted average life as of March 31, 2016. Estimated lives on amortizing investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$5,105	$5,207	$58,659	$58,493
Due after one year through five years	563,324	574,597	775,602	774,467
Due after five years through ten years	133,886	138,473	303,552	304,623
Due after ten years	0	0	27,280	26,736
Total	$702,315	$718,277	$1,165,093	$1,164,319

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$167,950	$(1,299)	$235,099	$(3,604)	$403,049	$(4,903)
Obligations of state and other political subdivisions	6,684	(53)	20,758	(392)	27,442	(445)
Asset-backed securities	215,166	(4,217)	24,018	(1,049)	239,184	(5,266)
Other securities	34,001	(1,123)	16,766	(737)	50,767	(1,860)
Total	$423,801	$(6,692)	$296,641	$(5,782)	$720,442	$(12,474)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
Securities of U.S. government agencies and corporations	$97	$0	$0	$0	$97	$0
Mortgage-backed securities	500,768	(5,363)	246,523	(9,563)	747,291	(14,926)
Obligations of state and other political subdivisions	5,800	(65)	29,287	(764)	35,087	(829)
Asset-backed securities	189,066	(3,042)	17,144	(403)	206,210	(3,445)
Other securities	30,828	(592)	24,716	(928)	55,544	(1,520)
Total	$726,559	$(9,062)	$317,670	$(11,658)	$1,044,229	$(20,720)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2016 or December 31, 2015.

For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with various interest rates and payment terms. Lending activities are primarily concentrated in states where the Bank currently operates banking centers (Ohio, Indiana and Kentucky). Additionally, First Financial has two national lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts primarily to insurance agents and brokers. Commercial loan categories include commercial and industrial, commercial real estate, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

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

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $177.0 million and $191.6 million, at March 31, 2016 and December 31, 2015, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $196.2 million and $213.3 million as of March 31, 2016 and December 31, 2015, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$64,857	$106,622
Reclassification from/(to) nonaccretable difference	318	(1,576)
Accretion	(4,210)	(6,357)
Other net activity (1)	(2,241)	(6,701)
Balance at end of period	$58,724	$91,988
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized reclassifications from nonaccretable to accretable difference of $0.3 million for the first quarter of 2016, however, during the three months ended March 31, 2015, the Company recognized reclassifications from accretable to nonaccretable difference of $1.6 million due to changes in the cash flow expectations related to certain loan pools. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis.

Covered loans. Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, covered loans are subject to a stated loss threshold whereby the FDIC will reimburse First Financial for 80% of losses up to a stated loss threshold and 95% of losses in excess of the threshold. These loss sharing agreements provide for partial loss protection on single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other loans subject to loss sharing agreements were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis.

The Company's loss sharing agreements with the FDIC related to non-single family loans expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. Covered loans totaled $109.2 million as of March 31, 2016 and $113.3 million as of December 31, 2015.

Credit Quality. To facilitate the monitoring of credit quality for commercial loans, and for purposes of determining an appropriate ALLL, First Financial utilizes the following categories of credit grades:

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2016
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,680,764	$337,472	$2,182,683	$99,583	$4,300,502
Special Mention	22,155	3,417	19,754	0	45,326
Substandard	41,813	564	59,420	1,552	103,349
Doubtful	0	0	0	0	0
Total	$1,744,732	$341,453	$2,261,857	$101,135	$4,449,177

(Dollars in thousands)	Real Estate Residential	Home Equity	Installment	Other	Total
Performing	$499,849	$460,341	$41,408	$39,283	$1,040,881
Nonperforming	8,663	5,669	219	0	14,551
Total	$508,512	$466,010	$41,627	$39,283	$1,055,432

	As of December 31, 2015
		Real Estate
(Dollars in thousands)	Commercial	Construction	Commercial	Leasing	Total
Pass	$1,596,415	$310,806	$2,179,701	$93,236	$4,180,158
Special Mention	27,498	128	19,903	0	47,529
Substandard	39,189	778	58,693	750	99,410
Doubtful	0	0	0	0	0
Total	$1,663,102	$311,712	$2,258,297	$93,986	$4,327,097

(Dollars in thousands)	Real Estate Residential	Home Equity	Installment	Other	Total
Performing	$503,317	$461,188	$41,253	$41,217	$1,046,975
Nonperforming	8,994	5,441	253	0	14,688
Total	$512,311	$466,629	$41,506	$41,217	$1,061,663

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$4,354	$310	$3,034	$7,698	$1,729,886	$1,737,584	$7,148	$1,744,732	$0
Real estate - construction	5,002	0	0	5,002	335,689	340,691	762	341,453	0
Real estate - commercial	2,718	0	6,631	9,349	2,141,626	2,150,975	110,882	2,261,857	0
Real estate - residential	858	0	2,020	2,878	450,582	453,460	55,052	508,512	0
Home equity	505	81	3,025	3,611	460,929	464,540	1,470	466,010	0
Installment	133	13	67	213	39,713	39,926	1,701	41,627	0
Other	435	328	59	822	139,596	140,418	0	140,418	59
Total	$14,005	$732	$14,836	$29,573	$5,298,021	$5,327,594	$177,015	$5,504,609	$59

	As of December 31, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial	$2,255	$2,232	$1,937	$6,424	$1,648,902	$1,655,326	$7,776	$1,663,102	$0
Real estate - construction	0	17	0	17	310,872	310,889	823	311,712	0
Real estate - commercial	2,501	913	7,421	10,835	2,124,290	2,135,125	123,172	2,258,297	0
Real estate - residential	1,220	239	2,242	3,701	451,907	455,608	56,703	512,311	0
Home equity	696	248	2,830	3,774	461,647	465,421	1,208	466,629	0
Installment	197	111	48	356	39,206	39,562	1,944	41,506	0
Other	920	302	230	1,452	133,751	135,203	0	135,203	108
Total	$7,789	$4,062	$14,708	$26,559	$5,170,575	$5,197,134	$191,626	$5,388,760	$108

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 271 TDRs totaling $37.7 million at March 31, 2016, including $30.1 million on accrual status and $7.5 million classified as nonaccrual. First Financial had $0.4 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs at March 31, 2016. At March 31, 2016, the ALLL included reserves of $2.4 million related to TDRs. For the three months ended March 31, 2016 and 2015, First Financial charged off $0.2 million and $6 thousand respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of March 31, 2016, approximately $10.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 271 TDRs totaling $38.2 million at December 31, 2015, including $28.9 million of loans on accrual status and $9.3 million classified as nonaccrual. First Financial had $1.8 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2015, the ALLL included reserves of $6.3 million related to TDRs. For the year ended December 31, 2015, First Financial charged off $2.7 million for the portion of TDRs determined to be uncollectible. As of December 31, 2015, approximately $10.3 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31, 2016			March 31, 2015
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial	8	$2,083	$2,095	8	$360	$359
Real estate - construction	0	0	0	0	0	0
Real estate - commercial	1	42	42	6	12,914	9,343
Real estate - residential	2	281	247	0	0	0
Home equity	4	149	140	0	0	0
Installment	2	7	7	0	0	0
Total	17	$2,562	$2,531	14	$13,274	$9,702

The following table provides information on how TDRs were modified during the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Extended maturities	$486	$9,481
Adjusted interest rates	0	0
Combination of rate and maturity changes	162	62
Forbearance	0	0
Other (1)	1,883	159
Total	$2,531	$9,702
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are 90 days or more past due on any principal or interest payments, or who prematurely terminate a restructured loan agreement without paying off the contractual principal balance (for example, in a deed-in-lieu arrangement), are considered to be in payment default of the terms of the TDR agreement.

The following table provides information on TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification:

	Three months ended
	March 31, 2016		March 31, 2015
(Dollars in thousands)	Number of loans	Period end balance	Number of loans	Period end balance
Commercial	1	$55	0	$0
Real estate - construction	0	0	0	0
Real estate - commercial	0	0	3	967
Real estate - residential	1	214	1	73
Home equity	1	28	0	0
Installment	1	4	0	0
Total	4	$301	4	$1,040

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Impaired loans
Nonaccrual loans (1)
Commercial	$3,917	$8,405
Real estate-construction	0	0
Real estate-commercial	8,577	9,418
Real estate-residential	4,243	5,027
Home equity	5,036	4,898
Installment	113	127
Other	121	122
Nonaccrual loans (1)	22,007	27,997
Accruing troubled debt restructurings	30,127	28,876
Total impaired loans	$52,134	$56,873
(1) Nonaccrual loans include nonaccrual TDRs of $7.5 million and $9.3 million as of March 31, 2016 and December 31, 2015, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$754	$967
Interest included in income
Nonaccrual loans	76	171
Troubled debt restructurings	232	132
Total interest included in income	308	303
Net impact on interest income	$446	$664

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

First Financial's investment in impaired loans was as follows:

	As of March 31, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	YTD interest income recognized
Loans with no related allowance recorded
Commercial	$13,512	$14,442	$0	$14,965	$74
Real estate - construction	0	0	0	0	0
Real estate - commercial	14,003	18,707	0	15,152	70
Real estate - residential	7,126	8,383	0	7,287	46
Home equity	5,569	7,673	0	5,455	21
Installment	219	236	0	236	1
Other	121	121	0	122	0
Total	40,550	49,562	0	43,217	212

Loans with an allowance recorded
Commercial	973	1,163	400	983	9
Real estate - construction	0	0	0	0	0
Real estate - commercial	8,974	8,974	763	8,663	77
Real estate - residential	1,537	1,551	236	1,542	9
Home equity	100	100	2	101	1
Installment	0	0	0	0	0
Other	0	0	0	0	0
Total	11,584	11,788	1,401	11,289	96

Total
Commercial	14,485	15,605	400	15,948	83
Real estate - construction	0	0	0	0	0
Real estate - commercial	22,977	27,681	763	23,815	147
Real estate - residential	8,663	9,934	236	8,829	55
Home equity	5,669	7,773	2	5,556	22
Installment	219	236	0	236	1
Other	121	121	0	122	0
Total	$52,134	$61,350	$1,401	$54,506	$308

	As of and for the year December 31, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Average current balance	Interest income recognized
Loans with no related allowance recorded
Commercial	$16,418	$17,398	$0	$10,468	$258
Real estate - construction	0	0	0	150	0
Real estate - commercial	16,301	20,479	0	19,363	344
Real estate - residential	7,447	8,807	0	8,143	184
Home equity	5,340	7,439	0	5,648	82
Installment	253	276	0	380	7
Other	122	122	0	24	0
Total	45,881	54,521	0	44,176	875

Loans with an allowance recorded
Commercial	993	1,178	357	1,409	26
Real estate - construction	0	0	0	0	0
Real estate - commercial	8,351	8,706	979	12,928	213
Real estate - residential	1,547	1,560	235	1,696	40
Home equity	101	101	2	101	3
Installment	0	0	0	0	0
Other	0	0	0	0	0
Total	10,992	11,545	1,573	16,134	282

Total
Commercial	17,411	18,576	357	11,877	284
Real estate - construction	0	0	0	150	0
Real estate - commercial	24,652	29,185	979	32,291	557
Real estate - residential	8,994	10,367	235	9,839	224
Home equity	5,441	7,540	2	5,749	85
Installment	253	276	0	380	7
Other	122	122	0	24	0
Total	$56,873	$66,066	$1,573	$60,310	$1,157

OREO. OREO is comprised of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2016 (1)	2015 (1)
Balance at beginning of period	$13,254	$22,674
Additions
Commercial	786	2,173
Residential	122	1,058
Total additions	908	3,231
Disposals
Commercial	(200)	(4,145)
Residential	(1,835)	(412)
Total disposals	(2,035)	(4,557)
Valuation adjustment
Commercial	(117)	(418)
Residential	(71)	(24)
Total valuation adjustment	(188)	(442)
Balance at end of period	$11,939	$20,906

The preceding table includes OREO subject to loss sharing agreements of $38 thousand and $0.3 million at March 31, 2016 and 2015, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$17,630	$22,666
Adjustments not reflected in income
Net FDIC claims (received) / paid	362	204
Adjustments reflected in income
Amortization	(1,171)	(1,195)	Interest income, other earning assets
FDIC loss sharing income	(565)	(1,046)	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	0	(232)	Noninterest income, accelerated discount on covered loans
Balance at end of period	$16,256	$20,397

The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets as well as on-going assessment of the collectibility of the indemnification assets. The primary activities impacting the FDIC indemnification asset are FDIC claims, amortization, FDIC loss sharing income and accelerated discount. For a detailed discussion on the indemnification asset, please refer to the Loans and Leases note in the Company's 2015 Annual Report on Form 10-K.

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans and leases. For each reporting period, management maintains the ALLL at a level that it considers sufficient to absorb probable incurred loan and lease losses inherent in the portfolio. Management determines the adequacy of the allowance based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay, including the timing of future payments. This evaluation is inherently subjective as it requires utilizing material estimates that may be susceptible to significant change.

The allowance is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

In the third quarter of 2015, First Financial closed its merger with Oak Street. Loans acquired in this transaction were recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. See Note 15 - Business Combinations for further detail.

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the first quarter of 2016. First Financial recognized negative provision expense, or impairment recapture, of $0.1 million and net charge-offs of $0.8 million during the first quarter of 2016, resulting in an ending allowance of $9.4 million at March 31, 2016. For the first quarter of 2015, First Financial recognized negative provision expense on covered loans of $0.3 million and net recoveries of $0.5 million, resulting in an ending allowance of $10.3 million at March 31, 2015.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Changes in the allowance for loan and lease losses on total loans
Balance at beginning of period	$53,398	$52,858
Provision for loan and lease losses	1,655	2,060
Loans charged-off	(2,442)	(5,044)
Recoveries	1,121	3,202
Balance at end of period	$53,732	$53,076

Year-to-date changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended March 31, 2016
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Home Equity	Install	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398
Provision for loan and lease losses	1,432	439	(420)	8	185	(58)	69	1,655
Gross charge-offs	479	3	1,262	45	340	73	240	2,442
Recoveries	222	26	442	63	188	99	81	1,121
Total net charge-offs	257	(23)	820	(18)	152	(26)	159	1,321
Ending allowance for loan and lease losses	$18,170	$2,272	$22,416	$4,040	$3,976	$354	$2,504	$53,732

Ending allowance balance attributable to loans
Individually evaluated for impairment	$400	$0	$763	$236	$2	$0	$0	$1,401
Collectively evaluated for impairment	17,770	2,272	21,653	3,804	3,974	354	2,504	52,331
Ending allowance for loan and lease losses	$18,170	$2,272	$22,416	$4,040	$3,976	$354	$2,504	$53,732

Loans
Loans individually evaluated for impairment	$14,485	$0	$22,977	$8,663	$5,669	$219	$121	$52,134
Loans collectively evaluated for impairment	1,730,247	341,453	2,238,880	499,849	460,341	41,408	140,297	5,452,475
Total loans	$1,744,732	$341,453	$2,261,857	$508,512	$466,010	$41,627	$140,418	$5,504,609

	Three months ended March 31, 2015
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Home Equity	Install	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$13,870	$1,045	$27,086	$3,753	$4,260	$407	$2,437	$52,858
Provision for loan and lease losses	1,059	147	112	70	472	61	139	2,060
Gross charge-offs	1,568	0	1,870	404	741	167	294	5,044
Recoveries	2,183	45	491	64	288	86	45	3,202
Total net charge-offs	(615)	(45)	1,379	340	453	81	249	1,842
Ending allowance for loan and lease losses	$15,544	$1,237	$25,819	$3,483	$4,279	$387	$2,327	$53,076

	December 31, 2015
		Real Estate
(Dollars in thousands)	Comm	Constr	Comm	Resid	Home Equity	Install	Other	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$357	$0	$979	$235	$2	$0	$0	$1,573
Collectively evaluated for impairment	16,638	1,810	22,677	3,779	3,941	386	2,594	51,825
Ending allowance for loan and lease losses	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398

Loans
Loans individually evaluated for impairment	$17,411	$0	$24,652	$8,994	$5,441	$253	$122	$56,873
Loans collectively evaluated for impairment	1,645,691	311,712	2,233,645	503,317	461,188	41,253	135,081	5,331,887
Total loans	$1,663,102	$311,712	$2,258,297	$512,311	$466,629	$41,506	$135,203	$5,388,760

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial recorded no additions to goodwill in the first quarter of 2016. Additions to goodwill in 2015 resulted from the acquisition of Oak Street in the third quarter. For further detail on the Oak Street acquisition, see Note 15 – Business Combinations.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2016 and the year ended December 31, 2015 are shown below.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Balance at beginning of year	$204,084	$137,739
Goodwill resulting from business combinations	0	66,345
Balance at end of period	$204,084	$204,084

Goodwill is not amortized, but is measured for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2015 and no impairment was indicated.  As of March 31, 2016, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of March 31, 2016 and December 31, 2015, First Financial has $7.5 million and $7.8 million, respectively, of other intangibles which are included in Goodwill and other intangibles in the Consolidated Balance Sheets and primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at their estimated fair value at the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $5.6 million and $5.9 million as of March 31, 2016 and December 31, 2015, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.4 years. Amortization expense was $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase security agreements between First Financial Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $894.4 million in short-term borrowings with the FHLB at March 31, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2016 and December 31, 2015.

During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Long-term debt also includes $0.4 million and $0.5 million of FHLB long-term advances as of March 31, 2016 and December 31, 2015, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$118,332	5.20%	$118,312	5.20%
FHLB advances	449	2.39%	453	2.37%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,556	5.15%	$119,540	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows

	Three months ended March 31, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,975	$24	$10,951	$(3,908)	$7,043	$(4,933)	$7,043	$2,110
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(1,599)	128	(1,471)
Retirement obligation	0	(317)	317	(117)	200	(24,048)	200	(23,848)
Total	$11,177	$(293)	$11,470	$(4,099)	$7,371	$(30,580)	$7,371	$(23,209)

	Three months ended March 31, 2015
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,808	$0	$7,808	$(2,800)	$5,008	$(2,506)	$5,008	$2,502
Unrealized gain (loss) on derivatives	(1,293)	0	(1,293)	477	(816)	(949)	(816)	(1,765)
Retirement obligation	0	(350)	350	(167)	183	(17,904)	183	(17,721)
Foreign currency translation	(20)	0	(20)	0	(20)	(50)	(20)	(70)
Total	$6,495	$(350)	$6,845	$(2,490)	$4,355	$(21,409)	$4,355	$(17,054)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month period:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended
	March 31,
(Dollars in thousands)	2016	2015	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$0	$0	Interest expense - deposits
Realized gains and losses on securities available-for-sale	24	0	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	100	Salaries and employee benefits
Recognized net actuarial loss (2)	(420)	(450)	Salaries and employee benefits
Amortization and settlement charges of defined benefit pension items	(317)	(350)	Salaries and employee benefits
Total reclassifications for the period, before tax	$(293)	$(350)
(1) Negative amounts are reductions to net income.
(2) Included in the computation of net periodic pension cost (see Note 12 - Employee Benefit Plans for additional details).

NOTE 9:  DERIVATIVES

First Financial uses certain derivative instruments, including interest rate caps, floors and swaps, to meet the needs of its clients while managing the interest rate risk associated with certain transactions.  First Financial does not use derivatives for speculative purposes.

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

At March 31, 2016, the Company had a total counterparty notional amount outstanding of approximately $594.4 million, spread among ten counterparties, with an outstanding liability from these contracts of $24.3 million. At December 31, 2015, the Company had a total counterparty notional amount outstanding of approximately $551.7 million, spread among nine counterparties, with an outstanding liability from these contracts of $13.4 million.

First Financial’s exposure to credit loss, in the event of nonperformance by a borrower, is limited to the market value of the derivative instrument associated with that borrower. First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the normal credit review processes the Company performs on all borrowers. Additionally, the Company monitors derivative credit risk exposure related to problem loans through the Company's ALLL committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the location and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		March 31, 2016			December 31, 2015
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet location	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$3,733	$0	$(83)	$5,216	$0	$(120)
Matched interest rate swaps with borrower	Accrued interest and other assets	590,640	24,740	0	546,458	13,981	(44)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	590,640	0	(24,770)	546,458	44	(14,015)
Total		$1,185,013	$24,740	$(24,853)	$1,098,132	$14,025	$(14,179)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Pay fixed interest rate swaps with counterparty	$83	$0	$83	$120	$0	$120
Matched interest rate swaps with counterparty	24,770	(24,140)	630	14,015	(16,710)	(2,695)
Total	$24,853	$(24,140)	$713	$14,135	$(16,710)	$(2,575)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2016:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Pay fixed interest rate swaps with counterparty	$3,733	1.6	$(83)	2.55%	7.19%
Receive fixed, matched interest rate swaps with borrower	590,640	5.3	24,415	4.30%	2.63%
Pay fixed, matched interest rate swaps with counterparty	590,640	5.3	(24,445)	2.63%	4.30%
Total client derivatives	$1,185,013	5.2	$(113)	3.46%	3.50%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $36.8 million as of March 31, 2016 and $33.6 million as of December 31, 2015. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other liabilities and was $0.1 million as of March 31, 2016 and December 31, 2015, respectively.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and and Loans held for sale. At March 31, 2016, the notional amount of the IRLCs was $30.8 million and the notional amount of forward commitments was $33.1 million. As of December 31, 2015, the notional amount of IRLCs was $18.5 million and the notional amount of forward commitments was $25.1 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.3 million at March 31, 2016 and $0.1 million at December 31, 2015.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments with off-balance-sheet risk to assist clients in meeting their requirement for liquidity and credit enhancement. These financial instruments include standby letters of credit and outstanding commitments to extend credit.  GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for standby letters of credit and outstanding commitments to extend credit, is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.1 billion at both March 31, 2016 and $2.0 billion at December 31, 2015.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $16.0 million and $16.3 million at March 31, 2016 and December 31, 2015, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in Affordable housing projects. First Financial has made investments in certain qualified affordable housing projects. These projects are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $30.3 million and $31.5 million as of March 31, 2016 and December 31, 2015, respectively. The affordable housing investments resulted in $0.7 million and $0.4 million of tax credits for the three months ended March 31, 2016 and 2015, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2016 or December 31, 2015.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2016. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had $0.8 million and $1.3 million of reserves related to litigation matters as of March 31, 2016 and December 31, 2015, respectively.

NOTE 11:  INCOME TAXES

For the first quarter 2016, income tax expense was $9.9 million, resulting in an effective tax rate of 33.3%, compared with income tax expense of $8.5 million and an effective tax rate of 32.4% for the comparable period in 2015.

At March 31, 2016, and December 31, 2015, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. These evaluations are inherently subjective as they require material estimates and may be susceptible to significant change.  Management determined that no reserve for income tax-related uncertainties was necessary as of March 31, 2016 and December 31, 2015.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  The U.S. federal income tax examination for the tax year 2012 was completed in the third quarter of 2015. There was no impact to the Company's financial position and results of operations as a result of this examination. Tax years prior to 2013 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2013 through 2015 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2015 remain open to state and local examination in various jurisdictions.

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan. Plan assets were primarily invested in publicly traded equity mutual funds and fixed income mutual funds. The pension plan does not directly own any shares of First Financial common stock or any other First Financial security or product.

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2016, or the year ended December 31, 2015, and does not expect to make cash contributions to the plan through the remainder of the year. As a result of the plan’s actuarial projections, First Financial recorded income of $0.2 million and $0.3 million for each quarter ended March 31, 2016 and 2015, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Service cost	$1,308	$1,175
Interest cost	581	550
Expected return on assets	(2,431)	(2,375)
Amortization of prior service cost	(103)	(100)
Net actuarial loss	420	450
Net periodic benefit (income) cost	$(225)	$(300)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Numerator
Net income available to common shareholders	$19,814	$17,621

Denominator
Basic earnings per common share - weighted average shares	61,036,797	61,013,489
Effect of dilutive securities
Employee stock awards	705,779	567,806
Warrants	97,671	150,549
Diluted earnings per common share - adjusted weighted average shares	61,840,247	61,731,844

Earnings per share available to common shareholders
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Warrants to purchase 322,312 and 465,117 shares of the Company's common stock were outstanding as of March 31, 2016 and 2015, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been antidilutive.  Using the period-end price, there were no out-of-the-money options at March 31, 2016 and 20,626 out-of-the-money options at March 31, 2015.

NOTE 14:  FAIR VALUE DISCLOSURES

Fair Value Measurement
The fair value framework as disclosed in the Fair Value Topic includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3).  When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1.  When identical assets and liabilities are not traded in active markets, First Financial looks to observable market data for similar assets and liabilities and classifies such items as Level 2.  Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

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

Investment securities. Investment securities classified as trading and available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities.  First Financial compiles prices from various sources who may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Any investment securities not valued based upon the methods previously described are considered Level 3.

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

Other investments. Other investments include holdings in FRB and FHLB stock which are carried at cost.

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

Loans and leases. The fair value of commercial and industrial, commercial real estate, residential real estate and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of loans as Level 3 in the fair value hierarchy.

Impaired loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans allocated to the ALLL are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Fair values for purchased impaired loans were estimated using a discounted cash flow methodology that considers factors that include the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Financial estimates the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

Accrued interest receivable and payable. The carrying amount of accrued interest receivable and accrued interest payable approximate their fair values and is aligned with the underlying assets or liabilities (Level 1, Level 2 or Level 3).

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps at the reporting date, using primarily observable market inputs such as interest rate yield curves which represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes an internally-developed model to value the credit risk component of derivative assets and liabilities.  The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2016
Financial assets
Cash and short-term investments	$118,257	$118,257	$118,257	$0	$0
Investment securities held-to-maturity	702,315	718,277	0	718,277	0
Other investments	53,255	N/A	N/A	N/A	N/A
Loans held for sale	15,369	15,369	0	15,369	0
Loans and leases, net of ALLL	5,450,877	5,488,942	0	0	5,488,942
FDIC indemnification asset	16,256	9,077	0	0	9,077
Accrued interest receivable	18,959	18,959	0	6,001	12,958

Financial liabilities
Deposits
Noninterest-bearing	$1,408,609	$1,408,609	$0	$1,408,609	$0
Interest-bearing demand	1,430,963	1,430,963	0	1,430,963	0
Savings	1,922,892	1,922,892	0	1,922,892	0
Time	1,414,313	1,418,613	0	1,418,613	0
Total deposits	6,176,777	6,181,077	0	6,181,077	0
Short-term borrowings	969,899	969,899	969,899	0	0
Long-term debt	119,556	123,034	0	123,034	0
Accrued interest payable	3,650	3,650	503	3,147	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets
Cash and short-term investments	$148,575	$148,575	$148,575	$0	$0
Investment securities held-to-maturity	726,259	731,951	0	731,951	0
Other investments	53,725	N/A	N/A	N/A	N/A
Loans held for sale	20,957	20,957	0	20,957	0
Loans and leases, net of ALLL	5,335,362	5,381,065	0	0	5,381,065
FDIC indemnification asset	17,630	9,756	0	0	9,756
Accrued interest receivable	16,995	16,995	0	5,791	11,204

Financial liabilities
Deposits
Noninterest-bearing	$1,413,404	$1,413,404	$0	$1,413,404	$0
Interest-bearing demand	1,414,291	1,414,291	0	1,414,291	0
Savings	1,945,805	1,945,805	0	1,945,805	0
Time	1,406,124	1,406,489	0	1,406,489	0
Total deposits	6,179,624	6,179,989	0	6,179,989	0
Short-term borrowings	938,425	938,425	938,425	0	0
Long-term debt	119,540	118,691	0	118,691	0
Accrued interest payable	5,003	5,003	113	4,890	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2016
Assets
Derivatives	$0	$25,028	$0	$25,028
Investment securities available-for-sale	8,789	1,155,530	0	1,164,319
Total	$8,789	$1,180,558	$0	$1,189,347

Liabilities
Derivatives	$0	$24,952	$0	$24,952

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2015
Assets
Derivatives	$0	$14,111	$0	$14,111
Investment securities available-for-sale	8,583	1,182,059	0	1,190,642
Total	$8,583	$1,196,170	$0	$1,204,753

Liabilities
Derivatives	$0	$14,243	$0	$14,243

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2016
Assets
Loans held for sale	$0	$15,369	$0
Impaired loans	0	0	8,784
OREO	0	0	7,051

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2015
Assets
Loans held for sale	$0	$20,957	$0
Impaired loans	0	0	8,008
OREO	0	0	7,598

NOTE 15:  BUSINESS COMBINATIONS

Oak Street is a nationwide lender based in Indianapolis, Indiana that provides loans, secured by commissions and cash collateral accounts, primarily to insurance agents and brokers to grow their agency business and maximize their book-of-business value. Oak Street's lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs.  The underwriting of these loans involves analyses of collateral (through use of Oak Street's proprietary software system) that consists of insurance commissions revenue, which collateral is then monitored by Oak Street Funding throughout the life of the loans. First Financial acquired Oak Street for cash consideration and concurrent with the close of the transaction, First Financial paid off all of Oak Street's existing long-term debt, replacing higher-cost funding with the Company's lower-cost funding sources.

The Oak Street transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  As a result, the fair value adjustments for Oak Street may change as information becomes available, but no later than August 2016.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

(Dollars in thousands)	Oak Street
Purchase consideration
Cash consideration	$110,000
Payoff of long-term borrowings	197,839
Total purchase consideration	$307,839

Assets acquired
Cash	$2,248
Loans	237,377
Intangible assets	813
Other assets	2,633
Total assets	$243,071

Liabilities assumed
Other liabilities	$1,577
Total liabilities	$1,577

Net identifiable assets	$241,494
Goodwill	$66,345

The goodwill arising from the Oak Street acquisition reflects the business's high growth potential and scalable platform. The acquisition leverages First Financial’s excess capital and is expected to provide additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the merger was accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Company's subsequent income tax filings and was adjusted for any fair value adjustments required in accounting for the acquisitions. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is an $8.2 billion bank holding company headquartered in Cincinnati, Ohio, and through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 101 banking centers and 124 ATMs. First Financial provides banking and financial services products through its five lines of business: commercial, consumer, wealth management, specialty finance and mortgage. The commercial, consumer, specialty finance and mortgage business lines provide credit-based products, deposit accounts, corporate cash management support and other services to commercial and consumer clients. The Bank also has two national lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts primarily to insurance agents and brokers. First Financial Wealth Management provides wealth planning, portfolio management, retail brokerage, trust and retirement plan services and had approximately $2.3 billion in assets under management as of March 31, 2016.

First Financial acquired the banking operations of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $109.2 million will expire October 1, 2019.  Covered assets represented approximately 1.3% of First Financial’s total assets at March 31, 2016.

MARKET STRATEGY AND BUSINESS COMBINATIONS

Oak Street. On August 14, 2015 First Financial Bank completed its acquisition of Oak Street Holdings Corporation, the parent of Oak Street Funding. Formed in 2003, Oak Street Funding is a nationwide lender based in Indianapolis, Indiana that provides loans, secured by commissions and cash collateral accounts, primarily to insurance agents and brokers to grow their agency business and maximize their book-of-business value. Oak Street's lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs.  The underwriting of these loans involves analysis of collateral (through Oak Street's proprietary technology platform) that consists of insurance commissions revenue, which is then monitored by Oak Street throughout the life of the loans. First Financial acquired Oak Street for cash consideration and concurrent with the close of the transaction, First Financial paid off all of Oak Street's existing long-term debt, replacing higher-cost funding with the Company's lower-cost funding sources.

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

The following table provides a summary of the purchase consideration, assets acquired and liabilities assumed at their estimated fair value, and the resulting goodwill from the Oak Street acquisition. For further detail on the Oak Street acquisition, see Note 15 - Business Combinations in the Notes to the Consolidated Financial Statements.

(Dollars in thousands)	Oak Street
Purchase consideration
Cash consideration	$110,000
Payoff of long-term borrowings	197,839
Total purchase consideration	307,839

Assets acquired
Cash	2,248
Loans	237,377
Intangible assets	813
Other assets	2,633
Total assets	243,071

Liabilities assumed
Other liabilities	1,577
Total liabilities	1,577

Net identifiable assets	241,494
Goodwill	$66,345

OVERVIEW OF OPERATIONS

First quarter 2016 net income was $19.8 million and earnings per diluted common share were $0.32. This compares with first quarter 2015 net income of $17.6 million and earnings per diluted common share of $0.29.

Return on average assets for the first quarter 2016 was 0.98% compared to 0.99% for the comparable period in 2015 and return on average shareholders’ equity for the first quarter 2016 was 9.70% compared to 9.06% for the comparable period in 2015.

A discussion of First Financial's results of operations for the three months ended March 31, 2016 follows.

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

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35.00% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investments.  This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2016	2015
Net interest income	$66,555	$58,586
Tax equivalent adjustment	1,052	983
Net interest income - tax equivalent	$67,607	$59,569

Average earning assets	$7,398,013	$6,576,660

Net interest margin (1)	3.62%	3.61%
Net interest margin (fully tax equivalent) (1)	3.68%	3.67%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2016 was $66.6 million, increasing $8.0 million or 13.6% from first quarter 2015 net interest income of $58.6 million. Net interest income on a fully tax-equivalent basis for the first quarter 2016 was $67.6 million compared to $59.6 million for the first quarter 2015. Net interest margin on a fully tax equivalent basis was 3.68% for the first quarter 2016 compared to 3.67% for the first quarter 2015.  The increase in net interest income for the first quarter 2016 as compared to the same period in 2015 was primarily driven by higher earning asset balances as a result of strong organic loan growth as well as the Oak Street acquisition. The increase in net interest margin was primarily related to higher yields on loans and securities, partially offset by the higher cost of interest-bearing liabilities.

The increase in net interest income for the first quarter 2016, as compared to the first quarter 2015, was driven by a $10.8 million or 16.9% increase in total interest income to $74.8 million in the first quarter of 2016 from $64.0 million in the first quarter 2015. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $2.8 million, or 52.0%, to $8.2 million in the first quarter 2016 from $5.4 million in the first quarter 2015.

The increase in total interest income resulted from higher interest and fee income earned on the Company's loan portfolio. This was primarily a result of strong organic loan growth in recent periods as well as the impact from the addition of $237.4 million of high-yielding loans acquired in the Oak Street transaction and the impact from the fourth quarter 2015 increase in interest rates. Average loan balances increased $642.5 million or 13.5% in the first quarter 2016 as compared to the first quarter 2015.

Interest expense increased as the average balance of interest-bearing deposits increased $387.7 million, or 8.9%, and average total borrowed funds increased $374.7 million, or 54.2%, from the first quarter 2015. Average interest-bearing deposit balances increased as a result of strong deposit generation efforts in recent quarters and average total borrowed funds increased as a result of the issuance of $120.0 million of subordinated notes during the third quarter of 2015 as well a $303.0 million, or 47.1%, increase in average short-term borrowings utilized to manage the Company's liquidity needs and support organic growth. The cost of funds related to interest-bearing deposits increased 2 bps to 47 bps for the first quarter 2016 from 45 bps for the comparable quarter in 2015, negatively impacting net interest margin.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2016		March 31, 2015
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,938,772	2.59%	$1,762,622	2.47%
Interest-bearing deposits with other banks	24,291	0.53%	21,255	0.27%
Gross loans (1)	5,434,950	4.59%	4,792,783	4.51%
Total earning assets	7,398,013	4.06%	6,576,660	3.95%

Nonearning assets
Allowance for loan and lease losses	(54,882)		(53,648)
Cash and due from banks	117,782		112,841
Accrued interest and other assets	658,032		565,460
Total assets	$8,118,945		$7,201,313

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,391,591	0.16%	$1,176,263	0.08%
Savings	1,938,206	0.26%	1,914,723	0.27%
Time	1,419,456	1.05%	1,270,539	1.07%
Total interest-bearing deposits	4,749,253	0.47%	4,361,525	0.45%
Borrowed funds
Short-term borrowings	946,186	0.50%	643,187	0.19%
Long-term debt	119,553	5.17%	47,825	2.54%
Total borrowed funds	1,065,739	1.02%	691,012	0.35%
Total interest-bearing liabilities	5,814,992	0.57%	5,052,537	0.44%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,386,768		1,286,067
Other liabilities	95,597		74,198
Shareholders' equity	821,588		788,511
Total liabilities and shareholders' equity	$8,118,945		$7,201,313

Net interest income	$66,555		$58,586

Net interest spread		3.49%		3.51%
Contribution of noninterest-bearing sources of funds		0.13%		0.10%
Net interest margin (2)		3.62%		3.61%

(1)	Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2016
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$546	$1,264	$1,810
Interest-bearing deposits with other banks	14	4	18
Gross loans (1)	1,003	7,956	8,959
Total earning assets	1,563	9,224	10,787
Interest-bearing liabilities
Total interest-bearing deposits	203	507	710
Borrowed funds
Short-term borrowings	484	383	867
Long-term debt	310	931	1,241
Total borrowed funds	794	1,314	2,108
Total interest-bearing liabilities	997	1,821	2,818
Net interest income	$566	$7,403	$7,969
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2016 noninterest income was $15.5 million, representing a $2.1 million or 11.9% decrease from noninterest income of $17.6 million in the first quarter 2015.  The decrease in noninterest income from the comparable quarter in 2015 was due primarily to a $1.3 million, or 37.5%, decrease in other noninterest income, a $1.1 million, or 53.6%, decrease in accelerated discount on covered loans and a $0.3 million, or 19.3%, decrease in net gains from sales of loans, partially offset by a $0.5 million, or 46.0%, increase in FDIC loss sharing income.

The decrease in other noninterest income was impacted by a $0.7 million recapture of a previously accrued liability due to the favorable resolution of a former Irwin subsidiary matter in the first quarter 2015 as well as a $0.3 million decrease in distributions received from limited partnership investments during the period. The decrease in net gains from sales of loans was primarily related to higher sales volumes during the first quarter 2015 compared to the first quarter of 2016.

Income from the accelerated discount on covered loans declined from $2.1 million during the first quarter 2015 to $1.0 million for the first quarter 2016. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the first quarter 2016 was related to lower levels of prepayment activity during the period.

FDIC loss sharing income represents the proportionate share of credit losses or recoveries on covered assets that First Financial expects to receive from/pay to the FDIC. FDIC loss sharing income increased from negative loss sharing income of $1.0 million during the first quarter 2015 to $0.6 million of negative loss sharing income for the first quarter 2016. Negative FDIC loss sharing income during the first quarters of 2016 and 2015 reflect a net payable due to the FDIC and a corresponding decrease to the FDIC indemnification asset.

NONINTEREST EXPENSE

First quarter 2016 noninterest expense was $50.7 million compared with $48.1 million for the first quarter of 2015. The $2.7 million, or 5.5% increase from the comparable quarter in 2015 was primarily attributable to a $2.7 million, or 9.9%, increase in salary and employee benefits and a $0.7 million, or 12.3%, increase in other noninterest expenses. These increases were partially offset by a $0.7 million, or 140.1%, decline in OREO losses for the period.

The increase in salaries and benefits was primarily related to the staff additions from the Oak Street acquisition, annual salary adjustments and higher health care costs during the period. The increase in other noninterest expense was primarily related to a

$0.2 million increase in credit origination expenses resulting from strong origination volume during the first quarter of 2016 as well as a $0.2 million increase in losses on the sale of fixed assets during the period.

Losses on the sale of OREO properties declined in the first quarter of 2016 as the Company incurred $0.5 million of OREO losses in the first quarter of 2015 and $0.2 million of OREO gains in the first quarter of 2016.

INCOME TAXES

Income tax expense was $9.9 million and $8.5 million for the first quarter of 2016 and 2015, respectively. The effective tax rate for the first quarter of 2016 and 2015 was 33.3% and 32.4%, respectively. The increase in the effective tax rate for the first quarter 2016, as compared to the same period in 2015, was primarily the result of a favorable adjustment related to a change in state tax laws recorded during the first quarter of 2015.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2016 is expected to be approximately 33.0%.

LOANS

First Financial continued to experience strong loan demand in 2016 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $5.5 billion as of March 31, 2016, increasing $115.8 million, or 2.1%, compared to December 31, 2015.  The increase in loan balances from December 31, 2015 was primarily related to an $81.6 million, or 4.9% increase in commercial and industrial loans and a $29.7 million, or 9.5%, increase in construction real estate loans during the period.

First quarter 2016 average loans, excluding loans held for sale, increased $642.5 million or 13.5% from the first quarter of 2015.  The increase in average loans, excluding loans held for sale, was primarily the result of a $356.4 million, or 27.4%, increase in commercial and industrial loans, a $141.3 million, or 6.6%, increase in commercial real estate loans and a $107.2 million, or 49.8%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Oak Street acquisition.

Covered loans declined 3.6% to $109.2 million at March 31, 2016 from $113.3 million as of December 31, 2015.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. The ten year period of loss protection on all remaining covered loans and covered OREO expires October 1, 2019.

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

As a result of the Company's strong resolution efforts, nonperforming assets decreased $6.1 million, or 8.7%, to $64.1 million at March 31, 2016 from $70.1 million as of December 31, 2015, due to a $4.7 million, or 8.3%, decline in nonperforming loans and a $1.3 million, or 9.9%, decline in OREO balances during the period. The decline in nonperforming assets during 2016 reflects the Company's disciplined underwriting approach, ongoing resolution efforts and stable credit outlook.

Nonperforming loans declined during the first three months of 2016, as commercial and industrial loans classified as nonaccrual decreased $4.5 million, or 54.4%, nonaccrual commercial real estate loans decreased $0.9 million, or 9.7%, and residential real estate loans classified as nonaccrual decreased $0.8 million, or 15.6%. These decreases were partially offset by a $1.3 million, or 4.3%, increase in accruing TDRs during the period.

OREO represents properties acquired by First Financial primarily through loan defaults by borrowers. OREO balances declined during the first three months of 2016 as resolutions and valuation adjustments of $2.2 million exceeded additions of $0.9 million during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $37.7 million at March 31, 2016, which was a $0.5 million, or 1.3%, decrease from $38.2 million at December 31, 2015.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $133.9 million as of March 31, 2016 compared to $132.4 million at December 31, 2015. Loans 30-to-89 days past due increased to $14.7 million, or 0.27% of period end loans at March 31, 2016, as compared to $11.9 million, or 0.22%, at December 31, 2015.

The table that follows shows the categories that are included in nonperforming and underperforming assets, as well as related credit quality ratios as of March 31, 2016 and the four previous quarters.

	Quarter ended
	2016	2015
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30	Jun. 30,	Mar. 31
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$3,757	$8,231	$7,191	$6,683	$6,926
Lease financing	121	122	0	0	0
Real estate - construction	0	0	79	223	223
Real estate - commercial	8,178	9,059	17,228	21,186	29,925
Real estate - residential	4,243	5,027	4,940	5,257	6,100
Home equity	3,018	2,787	2,702	2,735	2,462
Installment	113	127	321	305	278
Covered/formerly covered loans	2,577	2,644	3,252	3,284	3,239
Nonaccrual loans	22,007	27,997	35,713	39,673	49,153
Accruing troubled debt restructurings	30,127	28,876	20,226	20,084	15,429
Total nonperforming loans	52,134	56,873	55,939	59,757	64,582
Other real estate owned	11,939	13,254	15,187	16,401	20,906
Total nonperforming assets	64,073	70,127	71,126	76,158	85,488
Accruing loans past due 90 days or more	59	108	58	70	85
Total underperforming assets	$64,132	$70,235	$71,184	$76,228	$85,573
Classified assets, excluding covered/formerly covered	$113,883	$106,468	$97,022	$106,280	$109,090
Covered/formerly covered classified assets	20,057	25,963	33,110	33,651	44,727
Total classified assets	$133,940	$132,431	$130,132	$139,931	$153,817

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	244.16%	190.73%	149.33%	133.28%	107.98%
Nonperforming loans	103.07%	93.89%	95.34%	88.49%	82.18%
Total ending loans	0.98%	0.99%	1.02%	1.09%	1.11%
Nonperforming loans to total loans	0.95%	1.06%	1.07%	1.23%	1.36%
Nonperforming assets to
Ending loans, plus OREO	1.16%	1.30%	1.36%	1.56%	1.79%
Total assets	0.78%	0.86%	0.90%	1.03%	1.18%
Nonperforming assets
Ending loans, plus OREO	0.62%	0.76%	0.97%	1.15%	1.46%
Total assets	0.41%	0.51%	0.65%	0.76%	0.97%
(1) Nonaccrual loans include nonaccrual TDRs of $7.5 million, $9.3 million, $13.6 million, $14.1 million and $20.3 million, as of March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.9 billion, or 23.4% of total assets, at March 31, 2016 compared with a balance of $2.0 billion, or 24.2% of total assets, at December 31, 2015.  Securities available-for-sale at March 31, 2016 and December 31, 2015 totaled $1.2 billion, while held-to-maturity securities totaled $702.3 million at March 31, 2016 compared to $726.3 million at December 31, 2015.

The investment portfolio declined $50.7 million, or 2.6%, during the first three months of 2016 and the overall duration of the investment portfolio decreased to 3.0 years as of March 31, 2016 from 3.4 years as of December 31, 2015, as the Company adjusted investment strategies in response to market conditions and the position of its balance sheet.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments and thus carry credit risk. As in past quarters, First Financial has avoided adding to its portfolio any particular securities that would materially increase credit risk or geographic concentration risk and First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded a $2.1 million unrealized after-tax gain on the investment portfolio at March 31, 2016, as a component of equity in accumulated other comprehensive income. The total unrealized gain on the investment portfolio increased $7.0 million from a $4.9 million unrealized after-tax loss at December 31, 2015 due to favorable movements in interest rates during the first quarter 2016.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2016 were $6.2 billion, representing a decrease of $2.8 million compared to December 31, 2015, as total interest-bearing deposits increased $1.9 million and total noninterest-bearing deposits decreased $4.8 million.

Non-time deposit balances totaled $4.8 billion as of March 31, 2016, decreasing $11.0 million, or 0.2%, compared to December 31, 2015, while time deposit balances increased $8.2 million, or 0.6%.

Average deposits increased $488.4 million, or 8.6% from March 31, 2015, to $6.1 billion at March 31, 2016 due to a $215.3 million, or 18.3%, increase in average interest-bearing demand deposits, a $148.9 million, or 11.7%, increase in average time deposits and a $100.7 million, or 7.8%, increase in average noninterest-bearing deposits. The increase in average time deposits was impacted by a $211.5 million increase in brokered CDs that First Financial originated in conjunction with the Oak Street acquisition during the third quarter of 2015.

Borrowed funds totaled $1.1 billion at March 31, 2016 and December 31, 2015. During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets. First Financial also had $894.4 million in short-term borrowings with the FHLB at March 31, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage the Company's normal liquidity needs and support the Company's asset and liability management strategies.

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

As of March 31, 2016 and December 31, 2015, outstanding subordinated debt totaled $118.3 million, which included prepaid debt issuance costs of $1.7 million. Long-term debt also included FHLB long-term advances of $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively.

First Financial's total remaining borrowing capacity from the FHLB was $257.5 million at March 31, 2016. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential and farm real estate loans, home equity lines of credit and government and agency securities totaling $3.2 billion as collateral for borrowings from the FHLB as of March 31, 2016.

In conjunction with the issuance of the subordinated notes, both First Financial and the Bank received investment grade credit ratings from an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets and potentially increase borrowing costs, which would negatively impact financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 30, 2016. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of March 31, 2016 and December 31, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.2 billion at March 31, 2016.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $5.1 million at March 31, 2016.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year, are also sources of liquidity.

At March 31, 2016, in addition to liquidity on hand of $118.3 million, First Financial had unused and available overnight wholesale funding of $1.6 billion, or 19.9% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $13.0 million for the first three months of 2016.  As of March 31, 2016, First Financial Bank had retained earnings of $458.4 million of which $114.4 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $50.1 million in cash at the parent company as of March 31, 2016, which approximates the Company’s annual regular shareholder dividend and operating expenses.

First Financial did not repurchase any of the Company's common stock during the first three months of 2016 or 2015.

Capital expenditures, such as banking center expansions and technology investments were $4.9 million and $2.3 million for the first three months of 2016 and 2015, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. The Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III) which became effective January 1, 2015, subject to a phase-in period for certain provisions. Basel III establishes and defines quantitative measures to ensure capital adequacy which require First Financial to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets (leverage ratio).

The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which began on January 1, 2016 at 0.625% and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019. Further, Basel III increased the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Management believes, as of March 31, 2016, that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

Consolidated regulatory capital ratios at March 31, 2016, included the leverage ratio of 8.27%, common equity tier 1 capital ratio of 10.17%, tier 1 capital ratio of 10.17% and total capital ratio of 12.86%.  All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the “minimum” requirement by $274.0 million on a consolidated basis.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. First Financial's tier 1 and total capital ratios declined from 10.29% and 13.04%, respectively, as of December 31, 2015 to 10.17% and 12.86% as of March 31, 2016. The declines in the Company's capital ratios were due primarily to an increase in risk-weighted assets resulting from organic loan growth, partially offset by an increase in capital from retained earnings during the period. The leverage ratio declined to 8.27% at March 31, 2016 compared to 8.33% as of December 31, 2015 and the Company’s tangible common equity ratio increased from 7.53% at December 31, 2015 to 7.71% during the current quarter.

The following table presents the actual and required capital amounts and ratios as of March 31, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2016
Common equity tier 1 capital to risk-weighted assets
Consolidated	$658,001	10.17%	$331,492	5.125%	N/A	N/A	$452,770	7.00%
First Financial Bank	709,620	11.00%	330,662	5.125%	$419,376	6.50%	451,636	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	658,105	10.17%	428,514	6.625%	N/A	N/A	549,792	8.50%
First Financial Bank	709,724	11.00%	427,441	6.625%	516,156	8.00%	548,415	8.50%

Total capital to risk-weighted assets
Consolidated	831,924	12.86%	557,877	8.625%	N/A	N/A	679,155	10.50%
First Financial Bank	771,514	11.96%	556,480	8.625%	645,195	10.00%	677,454	10.50%

Leverage ratio
Consolidated	658,105	8.27%	318,211	4.00%	N/A	N/A	318,211	4.00%
First Financial Bank	709,724	8.93%	317,920	4.00%	397,400	5.00%	317,920	4.00%

The following table presents the actual and required capital amounts and ratios as of December 31, 2015 under the regulatory capital rules then in effect.

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 capital to risk-weighted assets
Consolidated	$648,748	10.28%	$283,866	4.50%	N/A	N/A	$441,570	7.00%
First Financial Bank	647,844	10.30%	283,080	4.50%	408,894	6.50%	440,347	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	648,852	10.29%	378,488	6.00%	N/A	N/A	536,192	8.50%
First Financial Bank	647,948	10.30%	377,440	6.00%	503,254	8.00%	534,707	8.50%

Total capital to risk-weighted assets
Consolidated	822,431	13.04%	504,651	8.00%	N/A	N/A	662,355	10.50%
First Financial Bank	709,306	11.28%	503,254	8.00%	629,067	10.00%	660,521	10.50%

Leverage ratio
Consolidated	648,852	8.33%	311,481	4.00%	N/A	N/A	311,481	4.00%
First Financial Bank	647,948	8.33%	311,205	4.00%	389,006	5.00%	311,205	4.00%

Over an extended period, the Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds and current regulatory capital requirements under Basel III.

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on April 1, 2016 to shareholders of record as of March 2, 2016. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on July 1, 2016 to shareholders of record as of June 1, 2016.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. During the first quarters of 2016 and 2015, First Financial did not repurchase any shares. At March 31, 2016, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

Shareholders' Equity. Total shareholders’ equity at March 31, 2016 was $826.6 million compared to total shareholders’ equity at December 31, 2015 of $809.4 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness as part of the culture of the Company.  First Financial has identified nine types of risk that it monitors in its ERM framework.  These risks include credit, market, operational, compliance, strategic, reputation, information technology, legal and environmental/external.

For a full discussion of these risks, see the Risk Management section in Management's Discussion and Analysis in First Financial’s 2015 Annual Report. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by its board of directors.

Allowance for loan and lease losses. First Financial records a provision for loan and lease losses in the Consolidated Statements of Income to maintain the ALLL at a level considered sufficient to absorb probable incurred loan and lease losses inherent in the portfolio.

The ALLL was $53.7 million as of March 31, 2016 and $53.4 million as of December 31, 2015.  As a percentage of period-end loans, the ALLL was 0.98% as of March 31, 2016 compared to 0.99% as of December 31, 2015. The ALLL was relatively unchanged from December 31, 2015, consistent with the Company's stable overall credit outlook.

The ALLL as a percentage of nonaccrual loans, including nonaccrual TDRs, was 244.2% at March 31, 2016 compared with 190.7% at December 31, 2015. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, increased to 103.1% as of March 31, 2016 compared with 93.9% as of December 31, 2015 due to a $4.7 million, or 8.3%, decrease in nonperforming loans.

First quarter 2016 net charge-offs were $1.3 million or 0.10% of average loans and leases on an annualized basis, compared to net charge-offs of $1.8 million or 0.16% of average loans and leases on an annualized basis for the comparable quarter in 2015. The $0.5 million decrease in net charge-offs from the comparable period in 2015 was primarily the result of lower charge-offs of commercial and industrial, commercial real estate, retail real estate and home equity loans, partially offset by a decrease in recoveries on commercial and industrial loans during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. First quarter 2016 provision expense was $1.7 million compared to $2.1 million during the comparable quarter in 2015.

See Note 5 - Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended
	2016	2015
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30	Jun. 30,	Mar. 31
Allowance for loan and lease loss activity
Balance at beginning of period	$53,398	$53,332	$52,876	$53,076	$52,858
Provision for loan losses	1,655	1,864	2,647	3,070	2,060
Gross charge-offs
Commercial and industrial	479	777	1,808	1,256	1,567
Real estate-construction	3	0	85	0	0
Real estate-commercial	1,262	4,415	1,082	2,716	1,870
Real estate-residential	45	82	288	755	406
Home equity	340	633	268	249	741
Installment	73	129	155	59	166
All other	240	242	276	237	294
Total gross charge-offs	2,442	6,278	3,962	5,272	5,044
Recoveries
Commercial and industrial	222	841	374	326	2,183
Real estate-construction	26	104	87	17	45
Real estate-commercial	442	2,927	691	1,105	491
Real estate-residential	63	214	237	43	64
Home equity	188	104	236	372	289
Installment	99	216	94	68	85
All other	81	74	52	71	45
Total recoveries	1,121	4,480	1,771	2,002	3,202
Total net charge-offs	1,321	1,798	2,191	3,270	1,842
Ending allowance for loan and lease losses	$53,732	$53,398	$53,332	$52,876	$53,076

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.06%	(0.02)%	0.39%	0.28%	(0.19)%
Real estate-construction	(0.03)%	(0.14)%	0.00%	(0.03)%	(0.08)%
Real estate-commercial	0.15%	0.27%	0.07%	0.31%	0.26%
Real estate-residential	(0.01)%	(0.10)%	0.04%	0.57%	0.28%
Home equity	0.13%	0.45%	0.03%	(0.11)%	0.40%
Installment	(0.25)%	(0.84)%	0.58%	(0.08)%	0.72%
All other	0.47%	0.51%	0.72%	0.55%	0.87%
Total net charge-offs	0.10%	0.14%	0.17%	0.27%	0.16%

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

First Financial monitors the Company's interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios including instantaneous shocks. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

First Financial’s interest rate risk models are based on the contractual and assumed cash flows and repricing characteristics for all of the Company’s assets, liabilities and off-balance sheet exposure. A number of assumptions are also incorporated into the interest rate risk models, including prepayment behaviors and repricing spreads for assets as well as attrition and repricing rates for liabilities. Assumptions are primarily derived from behavior studies of the Company’s historical client base and are continually refined. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 59% in its interest rate risk modeling as of March 31, 2016. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2016, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.83)%	0.16%	1.28%
NII-Year 2	(7.89)%	1.59%	3.73%
EVE	(6.91)%	(0.54)%	1.60%
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

First Financial was within all internal policy limits set for interest rate risk monitoring as of March 31, 2016. Projected results for NII and EVE became more asset sensitive during the first quarter 2016 as a result of lower fixed rate securities in the investment portfolio and higher floating rate loan balances. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of March 31, 2016 assuming both a 25% increase and decrease to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	1.49%	(1.18)%	3.19%	(0.64)%
NII-Year 2	2.96%	0.21%	5.68%	1.78%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2015 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2016.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements, discusses new accounting standards adopted by First Financial during 2016 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

▪
the risk that the strength of the United States economy in general and the strength of the local economies in which we conduct operations may deteriorate resulting in, among other things, a further deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio, ALLL and overall financial performance;

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

▪
expected cost savings in connection with acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

▪	our ability to increase market share and control expenses;

▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the FASB and the SEC;

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

▪	our ability to manage loan delinquency and charge-off rates and changes in estimation of the adequacy of the ALLL; and

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

In addition, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, as well as our other filings with the SEC, for a more detailed discussion of these risks and uncertainties and other factors that could cause actual results to differ from those discussed in the forward looking statements. Such forward-looking statements are meaningful only on the date when such statements are made, and First Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such a statement is made to reflect the occurrence of unanticipated events.

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

On August 14, 2015, First Financial acquired Oak Street Holdings Corporation. The internal control over financial reporting of Oak Street's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Oak Street acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Oak Street operations represents 4.5% of total consolidated assets as of the period covered by this report.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2016.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
February 1 to February 29, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	9,800	17.30	N/A	N/A
March 1 to March 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	38,900	18.22	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	48,700	$18.04	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	5/5/2016	Date	5/5/2016