Form 10-Q
period 2016-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2016-08-05
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/4/2016
Common stock, No par value	61,964,988

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$106,174	$114,841
Interest-bearing deposits with other banks	18,911	33,734
Investment securities available-for-sale, at fair value (amortized cost $1,104,509 at June 30, 2016 and $1,203,065 at December 31, 2015)	1,114,349	1,190,642
Investment securities held-to-maturity (fair value $689,288 at June 30, 2016 and $731,951 at December 31, 2015)	670,111	726,259
Other investments	51,261	53,725
Loans held for sale	10,494	20,957
Loans and leases
Commercial and industrial	1,794,533	1,663,102
Lease financing	100,263	93,986
Construction real estate	374,949	311,712
Commercial real estate	2,363,456	2,258,297
Residential real estate	512,800	512,311
Home equity	467,549	466,629
Installment	46,917	41,506
Credit card	40,746	41,217
Total loans and leases	5,701,213	5,388,760
Less: Allowance for loan and lease losses	56,708	53,398
Net loans and leases	5,644,505	5,335,362
Premises and equipment	133,969	136,603
Goodwill and other intangibles	211,199	211,865
FDIC indemnification asset	14,504	17,630
Accrued interest and other assets	334,625	305,793
Total assets	$8,310,102	$8,147,411

Liabilities
Deposits
Interest-bearing	$1,436,078	$1,414,291
Savings	1,974,449	1,945,805
Time	1,279,934	1,406,124
Total interest-bearing deposits	4,690,461	4,766,220
Noninterest-bearing	1,429,163	1,413,404
Total deposits	6,119,624	6,179,624
Federal funds purchased and securities sold under agreements to repurchase	80,084	89,325
Federal Home Loan Bank short-term borrowings	1,035,000	849,100
Total short-term borrowings	1,115,084	938,425
Long-term debt	119,596	119,540
Total borrowed funds	1,234,680	1,057,965
Accrued interest and other liabilities	109,075	100,446
Total liabilities	7,463,379	7,338,035

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2016 and 2015	567,687	571,155
Retained earnings	410,893	388,240
Accumulated other comprehensive loss	(17,688)	(30,580)
Treasury stock, at cost, 6,771,202 shares in 2016 and 7,089,051 shares in 2015	(114,169)	(119,439)
Total shareholders' equity	846,723	809,376
Total liabilities and shareholders' equity	$8,310,102	$8,147,411

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$64,424	$54,586	$127,823	$109,050
Investment securities
Taxable	10,706	9,281	22,079	18,889
Tax-exempt	1,156	1,139	2,318	2,256
Total interest on investment securities	11,862	10,420	24,397	21,145
Other earning assets	(1,103)	(1,162)	(2,242)	(2,343)
Total interest income	75,183	63,844	149,978	127,852
Interest expense
Deposits	5,457	4,621	10,987	9,441
Short-term borrowings	1,053	253	2,223	556
Long-term borrowings	1,541	296	3,081	595
Total interest expense	8,051	5,170	16,291	10,592
Net interest income	67,132	58,674	133,687	117,260
Provision for loan and lease losses	4,037	3,070	5,692	5,130
Net interest income after provision for loan and lease losses	63,095	55,604	127,995	112,130
Noninterest income
Service charges on deposit accounts	4,455	4,803	8,836	9,326
Trust and wealth management fees	3,283	3,274	6,723	6,908
Bankcard income	3,130	2,972	6,012	5,592
Client derivative fees	1,799	878	2,894	1,840
Net gains from sales of loans	1,846	1,924	3,027	3,388
Net gains on sales of investment securities	(188)	1,094	(164)	1,094
FDIC loss sharing income	59	(304)	(506)	(1,350)
Accelerated discount on covered/formerly covered loans	1,191	4,094	2,162	6,186
Other	4,619	2,680	6,722	6,044
Total noninterest income	20,194	21,415	35,706	39,028
Noninterest expenses
Salaries and employee benefits	29,526	27,451	59,141	54,392
Net occupancy	4,491	4,380	9,448	9,385
Furniture and equipment	2,130	2,219	4,343	4,372
Data processing	2,765	2,657	5,483	5,429
Marketing	801	973	1,866	1,861
Communication	477	558	958	1,128
Professional services	1,299	1,727	3,112	3,697
State intangible tax	639	577	1,278	1,154
FDIC assessments	1,112	1,114	2,244	2,204
Loss (gain) - other real estate owned	43	419	(147)	893
Loss sharing expense	(12)	576	285	877
Other	6,142	6,135	12,122	11,462
Total noninterest expenses	49,413	48,786	100,133	96,854
Income before income taxes	33,876	28,233	63,568	54,304
Income tax expense	11,308	9,284	21,186	17,734
Net income	$22,568	$18,949	$42,382	$36,570
Net earnings per common share - basic	$0.37	$0.31	$0.69	$0.60
Net earnings per common share - diluted	$0.36	$0.31	$0.68	$0.59
Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Average common shares outstanding - basic	61,194,254	61,115,802	61,115,525	61,064,928
Average common shares outstanding - diluted	62,027,008	61,915,294	61,912,366	61,824,106

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$22,568	$18,949	$42,382	$36,570
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	5,192	(3,778)	12,235	1,230
Change in retirement obligation	201	221	401	404
Unrealized gain (loss) on derivatives	128	(83)	256	(899)
Unrealized gain (loss) on foreign currency exchange	0	(21)	0	(41)
Other comprehensive income (loss)	5,521	(3,661)	12,892	694
Comprehensive income	$28,089	$15,288	$55,274	$37,264

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			36,570				36,570
Other comprehensive income (loss)				694			694
Cash dividends declared:
Common stock at $0.32 per share			(19,695)				(19,695)
Excess tax benefit on share-based compensation		106					106
Exercise of stock options, net of shares purchased		(174)			18,067	303	129
Restricted stock awards, net of forfeitures		(5,118)			233,233	3,882	(1,236)
Share-based compensation expense		2,044					2,044
Balance at June 30, 2015	68,730,731	$571,501	$369,462	$(20,715)	(7,022,884)	$(117,865)	$802,383
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			42,382				42,382
Other comprehensive income (loss)				12,892			12,892
Cash dividends declared:
Common stock at $0.32 per share			(19,729)				(19,729)
Warrant Exercises		(971)			57,575	971	0
Excess tax benefit on share-based compensation		156					156
Exercise of stock options, net of shares purchased		(177)			45,928	774	597
Restricted stock awards, net of forfeitures		(4,872)			214,346	3,525	(1,347)
Share-based compensation expense		2,396					2,396
Balance at June 30, 2016	68,730,731	$567,687	$410,893	$(17,688)	(6,771,202)	$(114,169)	$846,723

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net income	$42,382	$36,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,692	5,130
Depreciation and amortization	6,479	6,388
Stock-based compensation expense	2,396	2,044
Pension expense (income)	(450)	(600)
Net amortization of premiums/accretion of discounts on investment securities	4,005	3,820
Net gains on sales of investment securities	164	(1,094)
Originations of loans held for sale	(100,437)	(133,168)
Net gains from sales of loans held for sale	(3,027)	(3,388)
Proceeds from sales of loans held for sale	113,604	126,045
Deferred income taxes	741	4,474
Bank owned life insurance income	(1,027)	(955)
Decrease (increase) in interest receivable	(1,611)	(1,097)
Decrease (increase) in indemnification asset	3,126	2,328
(Decrease) increase in interest payable	148	133
Decrease (increase) in other assets	(22,622)	(21,462)
(Decrease) increase in other liabilities	(8,034)	30,625
Net cash provided by (used in) operating activities	41,529	55,793

Investing activities
Proceeds from sales of securities available-for-sale	98,734	53,518
Proceeds from calls, paydowns and maturities of securities available-for-sale	70,842	56,808
Purchases of securities available-for-sale	(74,856)	(224,642)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	53,880	75,311
Purchases of securities held-to-maturity	0	(1,820)
Net decrease (increase) in interest-bearing deposits with other banks	14,823	(18,397)
Net decrease (increase) in loans and leases	(315,691)	(84,658)
Proceeds from disposal of other real estate owned	4,172	9,678
Purchases of premises and equipment	(5,023)	(3,964)
Life insurance death benefits	5,006	0
Net cash provided by (used in) investing activities	(148,113)	(138,166)

Financing activities
Net (decrease) increase in total deposits	(60,000)	60,073
Net (decrease) increase in short-term borrowings	176,659	48,657
Payments on long-term debt	0	(932)
Cash dividends paid on common stock	(19,520)	(19,502)
Proceeds from exercise of stock options	622	167
Excess tax benefit on share-based compensation	156	106
Net cash provided by (used in) financing activities	97,917	88,569

Cash and due from banks
Change in cash and due from banks	(8,667)	6,196
Cash and due from banks at beginning of period	114,841	110,122
Cash and due from banks at end of period	$106,174	$116,318

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a bank holding company principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank, N.A.  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

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

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments) which significantly changes how entities are required to measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This update will replace the current incurred loss approach for estimating credit losses with an expected loss model for instruments measured at amortized cost, including loans and leases. Expected credit losses are required to be based on amortized cost and reflect losses expected over the remaining contractual life of the asset. Management is expected to consider any available information relevant to assessing the collectability of contractual cash flows, such as information about past events, current conditions, voluntary prepayments and reasonable and supportable forecasts when developing expected credit loss estimates.

In addition to the new framework for calculating the ALLL, this update requires allowances for available-for-sale debt securities rather than a reduction of the security's carrying amount under the current other-than-temporary impairment model. The guidance in this ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans and will require new and updated footnote disclosures.

The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities for interim and annual reporting periods beginning after December 15, 2018. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ending June 30, 2016, proceeds on the sale of $64.8 million of available-for-sale securities resulted in gains of $24 thousand and losses of $0.2 million. For the comparable quarter in 2015, proceeds on the sale of $53.9 million of available-for-sale securities resulted in gains of $1.1 million and no losses. No held-to-maturity securities were sold. For the six months ended June 30, 2016, proceeds on the sale of $107.5 million of available-for-sale securities resulted in gains of $0.3 million and losses of $0.5 million. For the six months ended June 30, 2015, proceeds on the sale of $54.0 million of available-for-sale securities resulted in gains of $1.1 million and no losses.

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$4	$0	$102
Securities of U.S. government agencies and corporations	14,345	468	0	14,813	7,471	255	0	7,726
Mortgage-backed securities	624,048	18,191	(227)	642,012	673,084	9,460	(2,597)	679,947
Obligations of state and other political subdivisions	26,900	775	0	27,675	108,575	5,609	(387)	113,797
Asset-backed securities	0	0	0	0	269,380	1,080	(3,282)	267,178
Other securities	4,818	0	(30)	4,788	45,901	667	(969)	45,599
Total	$670,111	$19,434	$(257)	$689,288	$1,104,509	$17,075	$(7,235)	$1,114,349

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	15,486	121	0	15,607	8,183	157	0	8,340
Mortgage-backed securities	678,318	7,452	(1,999)	683,771	775,285	2,708	(12,926)	765,067
Obligations of state and other political subdivisions	27,646	338	(99)	27,885	105,212	2,655	(730)	107,137
Asset-backed securities	0	0	0	0	236,411	35	(3,445)	233,001
Other securities	4,809	0	(121)	4,688	77,876	523	(1,399)	77,000
Total	$726,259	$7,911	$(2,219)	$731,951	$1,203,065	$6,078	$(18,501)	$1,190,642

The following table provides a summary of investment securities by contractual maturity or estimated weighted average life as of June 30, 2016. Estimated lives on amortizing investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$4,724	$4,743	$83,023	$82,480
Due after one year through five years	588,565	604,411	773,882	777,441
Due after five years through ten years	76,822	80,134	218,341	224,371
Due after ten years	0	0	29,263	30,057
Total	$670,111	$689,288	$1,104,509	$1,114,349

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$102,227	$(531)	$202,649	$(2,293)	$304,876	$(2,824)
Obligations of state and other political subdivisions	1,369	(11)	13,279	(376)	14,648	(387)
Asset-backed securities	75,261	(895)	106,105	(2,387)	181,366	(3,282)
Other securities	15,458	(543)	11,472	(456)	26,930	(999)
Total	$194,315	$(1,980)	$333,505	$(5,512)	$527,820	$(7,492)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Mortgage-backed securities	500,768	(5,362)	246,523	(9,563)	747,291	(14,925)
Obligations of state and other political subdivisions	5,800	(65)	29,287	(764)	35,087	(829)
Asset-backed securities	189,066	(3,042)	17,144	(403)	206,210	(3,445)
Other securities	30,828	(592)	24,716	(928)	55,544	(1,520)
Total	$726,559	$(9,062)	$317,670	$(11,658)	$1,044,229	$(20,720)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2016 or December 31, 2015.

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

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $167.8 million and $191.6 million, at June 30, 2016 and December 31, 2015, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $182.9 million and $213.3 million as of June 30, 2016 and December 31, 2015, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$58,724	$91,988	$64,857	$106,622
Reclassification from/(to) nonaccretable difference	3,402	(548)	3,720	(2,124)
Accretion	(3,755)	(5,744)	(7,965)	(12,101)
Other net activity (1)	(1,552)	(6,751)	(3,793)	(13,452)
Balance at end of period	$56,819	$78,945	$56,819	$78,945
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. The Company recognized reclassifications from nonaccretable to accretable difference of $3.4 million for the second quarter of 2016 and $3.7 million for the six months ended June 30, 2106. Conversely, the Company recognized reclassifications from accretable to nonaccretable difference during the second quarter of 2015 of $0.5 million and $2.1 million during the six months ended June 30, 2015, due to changes in the cash flow expectations related to certain loan pools. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis.

Covered loans. Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Covered loans totaled $104.4 million as of June 30, 2016 and $113.3 million as of December 31, 2015. For a detailed discussion of covered loans, please refer to the Loans and Leases note in the Company's 2015 Annual Report on Form 10-K.

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

The credit grades previously described are derived from standard regulatory rating definitions and are assigned upon initial approval of credit to borrowers and updated periodically thereafter.

First Financial considers repayment performance to be the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by 90 days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a TDR are classified as nonperforming.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2016
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,715,798	$368,565	$2,269,024	$97,603	$4,450,990
Special Mention	31,872	5,761	29,629	149	67,411
Substandard	46,863	623	64,803	2,511	114,800
Doubtful	0	0	0	0	0
Total	$1,794,533	$374,949	$2,363,456	$100,263	$4,633,201

(Dollars in thousands)	Residential real estate	Home equity	Installment	Other	Total
Performing	$503,713	$462,665	$46,381	$40,746	$1,053,505
Nonperforming	9,087	4,884	536	0	14,507
Total	$512,800	$467,549	$46,917	$40,746	$1,068,012

	As of December 31, 2015
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,596,415	$310,806	$2,179,701	$93,236	$4,180,158
Special Mention	27,498	128	19,903	0	47,529
Substandard	39,189	778	58,693	750	99,410
Doubtful	0	0	0	0	0
Total	$1,663,102	$311,712	$2,258,297	$93,986	$4,327,097

(Dollars in thousands)	Residential real estate	Home equity	Installment	Other	Total
Performing	$503,317	$461,188	$41,253	$41,217	$1,046,975
Nonperforming	8,994	5,441	253	0	14,688
Total	$512,311	$466,629	$41,506	$41,217	$1,061,663

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$951	$24	$2,987	$3,962	$1,784,004	$1,787,966	$6,567	$1,794,533	$868
Construction real estate	0	0	0	0	374,202	374,202	747	374,949	0
Commercial real estate	920	1,003	5,782	7,705	2,250,948	2,258,653	104,803	2,363,456	0
Residential real estate	75	512	1,880	2,467	457,808	460,275	52,525	512,800	0
Home equity	611	24	2,403	3,038	462,941	465,979	1,570	467,549	0
Installment	10	45	349	404	44,945	45,349	1,568	46,917	0
Other	490	149	113	752	140,257	141,009	0	141,009	113
Total	$3,057	$1,757	$13,514	$18,328	$5,515,105	$5,533,433	$167,780	$5,701,213	$981

	As of December 31, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$2,255	$2,232	$1,937	$6,424	$1,648,902	$1,655,326	$7,776	$1,663,102	$0
Construction real estate	0	17	0	17	310,872	310,889	823	311,712	0
Commercial real estate	2,501	913	7,421	10,835	2,124,290	2,135,125	123,172	2,258,297	0
Residential real estate	1,220	239	2,242	3,701	451,907	455,608	56,703	512,311	0
Home equity	696	248	2,830	3,774	461,647	465,421	1,208	466,629	0
Installment	197	111	48	356	39,206	39,562	1,944	41,506	0
Other	920	302	230	1,452	133,751	135,203	0	135,203	108
Total	$7,789	$4,062	$14,708	$26,559	$5,170,575	$5,197,134	$191,626	$5,388,760	$108

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

First Financial had 261 TDRs totaling $36.0 million at June 30, 2016, including $28.0 million on accrual status and $8.0 million classified as nonaccrual. First Financial had $0.6 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $2.0 million related to TDRs at June 30, 2016. For the three months ended June 30, 2016 and 2015, the Company charged off $0.3 million and $1.7 million, respectively, for the portion of TDRs determined to be uncollectible. For the six months ended June 30, 2016 and 2015, First Financial charged off $0.5 million and $1.7 million respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of June 30, 2016, approximately $14.5 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 271 TDRs totaling $38.2 million at December 31, 2015, including $28.9 million of loans on accrual status and $9.3 million classified as nonaccrual. First Financial had $1.8 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2015, the ALLL included reserves of $6.3 million related to TDRs, and $10.3 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2016 and 2015:

	Three months ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	2	$44	$35	14	$1,155	$1,151
Construction real estate	0	0	0	0	0	0
Commercial real estate	9	1,468	1,040	6	2,426	2,391
Residential real estate	0	0	0	3	362	327
Home equity	0	0	0	9	1,883	1,375
Installment	1	2	2	7	46	46
Total	12	$1,514	$1,077	39	$5,872	$5,290

	Six months ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	10	$2,127	$2,130	22	$1,515	$1,510
Construction real estate	0	0	0	0	0	0
Commercial real estate	10	1,510	1,082	12	15,340	11,734
Residential real estate	2	282	247	3	362	327
Home equity	4	149	140	10	2,050	1,539
Installment	3	9	9	7	46	46
Total	29	$4,077	$3,608	54	$19,313	$15,156

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2016 and 2015.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Extended maturities	$35	$1,180	$521	$10,661
Adjusted interest rates	0	0	0	0
Combination of rate and maturity changes	0	1,157	162	1,219
Forbearance	88	260	88	260
Other (1)	954	2,693	2,837	3,016
Total	$1,077	$5,290	$3,608	$15,156
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

For the three months ended June 30, 2016, there were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification. For the comparable period in 2015, there was one TDR with a balance of $0.2 million that experienced a payment default within twelve months of the modification. For the six months ended June 30, 2016 and 2015, there were four and five TDRs, respectively, with balances of $0.3 million and $1.2 million, respectively, for which there was a payment default during the period that occurred within twelve months of the loan modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Impaired loans
Nonaccrual loans (1)
Commercial and industrial	$2,980	$8,405
Construction real estate	0	0
Commercial real estate	8,750	9,418
Residential real estate	4,824	5,027
Home equity	4,123	4,898
Installment	433	127
Other	1,167	122
Nonaccrual loans (1)	22,277	27,997
Accruing troubled debt restructurings	28,022	28,876
Total impaired loans	$50,299	$56,873
(1) Nonaccrual loans include nonaccrual TDRs of $8.0 million and $9.3 million as of June 30, 2016 and December 31, 2015, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$714	$931	$1,468	$1,898
Interest included in income
Nonaccrual loans	96	108	172	279
Troubled debt restructurings	209	136	441	268
Total interest included in income	305	244	613	547
Net impact on interest income	$409	$687	$855	$1,351

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$12,532	$13,315	$0
Construction real estate	0	0	0
Commercial real estate	15,844	20,679	0
Residential real estate	7,684	8,895	0
Home equity	4,783	6,852	0
Installment	536	554	0
Other	96	96	0
Total	41,475	50,391	0

Loans with an allowance recorded
Commercial and industrial	1,155	1,155	529
Construction real estate	0	0	0
Commercial real estate	5,094	5,094	251
Residential real estate	1,403	1,418	200
Home equity	101	101	2
Installment	0	0	0
Other	1,071	1,071	692
Total	8,824	8,839	1,674

Total
Commercial and industrial	13,687	14,470	529
Construction real estate	0	0	0
Commercial real estate	20,938	25,773	251
Residential real estate	9,087	10,313	200
Home equity	4,884	6,953	2
Installment	536	554	0
Other	1,167	1,167	692
Total	$50,299	$59,230	$1,674

	As of December 31, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$16,418	$17,398	$0
Construction real estate	0	0	0
Commercial real estate	16,301	20,479	0
Residential real estate	7,447	8,807	0
Home equity	5,340	7,439	0
Installment	253	276	0
Other	122	122	0
Total	45,881	54,521	0

Loans with an allowance recorded
Commercial and industrial	993	1,178	357
Construction real estate	0	0	0
Commercial real estate	8,351	8,706	979
Residential real estate	1,547	1,560	235
Home equity	101	101	2
Installment	0	0	0
Other	0	0	0
Total	10,992	11,545	1,573

Total
Commercial and industrial	17,411	18,576	357
Construction real estate	0	0	0
Commercial real estate	24,652	29,185	979
Residential real estate	8,994	10,367	235
Home equity	5,441	7,540	2
Installment	253	276	0
Other	122	122	0
Total	$56,873	$66,066	$1,573

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	June 30, 2016		June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$14,086	$84	$10,557	$68
Construction real estate	0	0	223	0
Commercial real estate	21,958	131	35,621	100
Residential real estate	8,875	57	9,807	54
Home equity	5,277	22	5,610	20
Installment	378	2	353	2
Other	644	9	0	0
Total	$51,218	$305	$62,171	$244

	Six months ended
	June 30, 2016		June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$15,194	$167	$10,374	$116
Construction real estate	0	0	223	0
Commercial real estate	22,856	278	35,656	277
Residential real estate	8,915	112	10,398	110
Home equity	5,332	44	5,855	40
Installment	336	3	406	4
Other	470	9	0	0
Total	$53,103	$613	$62,912	$547

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$11,210	$20,906	$12,525	$22,674
Additions
Commercial and industrial	102	394	888	2,567
Residential real estate	169	747	291	1,805
Total additions	271	1,141	1,179	4,372
Disposals
Commercial and industrial	(1,893)	(4,397)	(2,093)	(8,542)
Residential real estate	(244)	(724)	(2,079)	(1,136)
Total disposals	(2,137)	(5,121)	(4,172)	(9,678)
Valuation adjustment
Commercial and industrial	(29)	(362)	(146)	(780)
Residential real estate	(13)	(163)	(84)	(187)
Total valuation adjustment	(42)	(525)	(230)	(967)
Balance at end of period	$9,302	$16,401	$9,302	$16,401

The preceding table includes OREO subject to loss sharing agreements of $0.1 million and $0.5 million at June 30, 2016 and 2015, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$16,256	$20,397	$17,630	$22,666
Adjustments not reflected in income
Net FDIC claims (received) / paid	(680)	1,420	(318)	1,624
Adjustments reflected in income
Amortization	(1,131)	(1,175)	(2,302)	(2,370)	Interest income, other earning assets
FDIC loss sharing income	59	(304)	(506)	(1,350)	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	0	0	0	(232)	Noninterest income, accelerated discount on covered loans
Balance at end of period	$14,504	$20,338	$14,504	$20,338

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

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans and leases. Management maintains the ALLL at a level that it considers sufficient to absorb probable incurred loan and lease losses inherent in the portfolio. Management determines the adequacy of the ALLL based on historical loss experience as well as other significant factors such as composition of the portfolio, economic conditions, geographic footprint, the results of periodic internal and external evaluations of delinquent, nonaccrual and classified loans and any other adverse situations that may affect a specific borrower's ability to repay, including the timing of future payments.

The ALLL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral.

In the third quarter of 2015, First Financial closed its merger with Oak Street. Loans acquired in this transaction were recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. See Note 15 – Business Combinations for further detail.

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the second quarter of 2016.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$44,375	$42,785	$43,149	$42,820
Provision for loan and lease losses	3,760	2,389	5,495	4,732
Loans charged-off	(2,049)	(3,687)	(3,416)	(6,815)
Recoveries	845	641	1,703	1,391
Balance at end of period	$46,931	$42,128	$46,931	$42,128

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$9,357	$10,291	$10,249	$10,038
Provision for loan and lease losses	277	681	197	398
Loans charged-off	(653)	(1,585)	(1,728)	(3,501)
Recoveries	796	1,361	1,059	3,813
Balance at end of period	$9,777	$10,748	$9,777	$10,748

Changes in the allowance for loan and lease losses on total loans
Balance at beginning of period	$53,732	$53,076	$53,398	$52,858
Provision for loan and lease losses	4,037	3,070	5,692	5,130
Loans charged-off	(2,702)	(5,272)	(5,144)	(10,316)
Recoveries	1,641	2,002	2,762	5,204
Balance at end of period	$56,708	$52,876	$56,708	$52,876

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended June 30, 2016
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,170	$2,272	$22,416	$4,040	$3,976	$354	$2,504	$53,732
Provision for loan and lease losses	2,572	447	1,283	(801)	(707)	(3)	1,246	4,037
Gross charge-offs	(265)	(28)	(1,596)	(28)	(398)	(30)	(357)	(2,702)
Recoveries	420	202	681	81	131	62	64	1,641
Total net charge-offs	155	174	(915)	53	(267)	32	(293)	(1,061)
Ending allowance for loan and lease losses	$20,897	$2,893	$22,784	$3,292	$3,002	$383	$3,457	$56,708

	Three months ended June 30, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$15,544	$1,237	$25,819	$3,483	$4,279	$387	$2,327	$53,076
Provision for loan and lease losses	2,160	131	149	445	(17)	(9)	211	3,070
Loans charged off	(1,255)	0	(2,716)	(756)	(249)	(59)	(237)	(5,272)
Recoveries	326	17	1,105	42	373	68	71	2,002
Total net charge-offs	(929)	17	(1,611)	(714)	124	9	(166)	(3,270)
Ending allowance for loan and lease losses	$16,775	$1,385	$24,357	$3,214	$4,386	$387	$2,372	$52,876

	Six months ended June 30, 2016
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398
Provision for loan and lease losses	4,004	886	863	(793)	(522)	(61)	1,315	5,692
Loans charged off	(744)	(31)	(2,858)	(73)	(738)	(103)	(597)	(5,144)
Recoveries	642	228	1,123	144	319	161	145	2,762
Total net charge-offs	(102)	197	(1,735)	71	(419)	58	(452)	(2,382)
Ending allowance for loan and lease losses	$20,897	$2,893	$22,784	$3,292	$3,002	$383	$3,457	$56,708

	June 30, 2016
		Real Estate
	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$529	$0	$251	$200	$2	$0	$692	$1,674
Collectively evaluated for impairment	20,368	2,893	22,533	3,092	3,000	383	2,765	55,034
Ending allowance for loan and lease losses	$20,897	$2,893	$22,784	$3,292	$3,002	$383	$3,457	$56,708

Loans
Loans individually evaluated for impairment	$13,687	$0	$20,938	$9,087	$4,884	$536	$1,167	$50,299
Loans collectively evaluated for impairment	1,780,846	374,949	2,342,518	503,713	462,665	46,381	139,842	5,650,914
Total loans	$1,794,533	$374,949	$2,363,456	$512,800	$467,549	$46,917	$141,009	$5,701,213

	Six months ended June 30, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$13,870	$1,045	$27,086	$3,753	$4,260	$407	$2,437	$52,858
Provision for loan and lease losses	3,219	278	261	515	455	52	350	5,130
Loans charged off	(2,823)	0	(4,586)	(1,161)	(990)	(225)	(531)	(10,316)
Recoveries	2,509	62	1,596	107	661	153	116	5,204
Total net charge-offs	(314)	62	(2,990)	(1,054)	(329)	(72)	(415)	(5,112)
Ending allowance for loan and lease losses	$16,775	$1,385	$24,357	$3,214	$4,386	$387	$2,372	$52,876

	December 31, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$357	$0	$979	$235	$2	$0	$0	$1,573
Collectively evaluated for impairment	16,638	1,810	22,677	3,779	3,941	386	2,594	51,825
Ending allowance for loan and lease losses	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398

Loans
Loans individually evaluated for impairment	$17,411	$0	$24,652	$8,994	$5,441	$253	$122	$56,873
Loans collectively evaluated for impairment	1,645,691	311,712	2,233,645	503,317	461,188	41,253	135,081	5,331,887
Total loans	$1,663,102	$311,712	$2,258,297	$512,311	$466,629	$41,506	$135,203	$5,388,760

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial recorded no additions to goodwill in the first half of 2016. Additions to goodwill in 2015 resulted from the acquisition of Oak Street in the third quarter. For further detail on the Oak Street acquisition, see Note 15 – Business Combinations.

Changes in the carrying amount of goodwill for the quarter ended June 30, 2016 and the year ended December 31, 2015 were as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Balance at beginning of year	$204,084	$137,739
Goodwill resulting from business combinations	0	66,345
Balance at end of period	$204,084	$204,084

Goodwill is not amortized, but is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2015 and no impairment was indicated.  As of June 30, 2016, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of June 30, 2016 and December 31, 2015, First Financial has $7.1 million and $7.8 million, respectively, of other intangible assets which are included in Goodwill and other intangibles in the Consolidated Balance Sheets and primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at estimated fair value at the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $5.2 million and $5.9 million as of June 30, 2016 and December 31, 2015, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.2 years. Amortization expense recognized on intangible assets was $0.4 million for each of the three months ended June 30, 2016 and 2015. Amortization expense recognized on intangible assets for the six months ended June 30, 2016 and 2015 was $0.8 million and $0.9 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase security agreements between the Bank and the client. To secure the Bank's liability to the client, First Financial Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $1.0 billion in short-term borrowings with the FHLB at June 30, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2016 and December 31, 2015.

During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company, or callable by the holders of the notes, prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Long-term debt also includes $0.4 million and $0.5 million of FHLB long-term advances as of June 30, 2016 and December 31, 2015, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$118,376	5.20%	$118,312	5.20%
FHLB advances	445	2.41%	453	2.37%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,596	5.15%	$119,540	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows

	Three months ended June 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,877	$(188)	$8,065	$(2,873)	$5,192	$2,110	$5,192	$7,302
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,471)	128	(1,343)
Retirement obligation	0	(317)	317	(116)	201	(23,848)	201	(23,647)
Foreign currency translation	0	0	0	0	0	0	0	0
Total	$8,080	$(505)	$8,585	$(3,064)	$5,521	$(23,209)	$5,521	$(17,688)

	Three months ended June 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(4,802)	$1,094	$(5,896)	$2,118	$(3,778)	$2,502	$(3,778)	$(1,276)
Unrealized gain (loss) on derivatives	(132)	0	(132)	49	(83)	(1,765)	(83)	(1,848)
Retirement obligation	0	(350)	350	(129)	221	(17,721)	221	(17,500)
Foreign currency translation	(21)	0	(21)	0	(21)	(70)	(21)	(91)
Total	$(4,955)	$744	$(5,699)	$2,038	$(3,661)	$(17,054)	$(3,661)	$(20,715)

	Six months ended June 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$18,852	$(164)	$19,016	$(6,781)	$12,235	$(4,933)	$12,235	$7,302
Unrealized gain (loss) on derivatives	405	0	405	(149)	256	(1,599)	256	(1,343)
Retirement obligation	0	(634)	634	(233)	401	(24,048)	401	(23,647)
Total	$19,257	$(798)	$20,055	$(7,163)	$12,892	$(30,580)	$12,892	$(17,688)

	Six months ended June 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$3,006	$1,094	$1,912	$(682)	$1,230	$(2,506)	$1,230	$(1,276)
Unrealized gain (loss) on derivatives	(1,425)	0	(1,425)	526	(899)	(949)	(899)	(1,848)
Retirement obligation	0	(700)	700	(296)	404	(17,904)	404	(17,500)
Foreign currency translation	(41)	0	(41)	0	(41)	(50)	(41)	(91)
Total	$1,540	$394	$1,146	$(452)	$694	$(21,409)	$694	$(20,715)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2016 and 2015, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$(188)	$1,094	$(164)	$1,094	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	104	100	207	200	Salaries and employee benefits
Recognized net actuarial loss (2)	(421)	(450)	(841)	(900)	Salaries and employee benefits
Defined benefit pension plan total	(317)	(350)	(634)	(700)
Total reclassifications for the period, before tax	$(505)	$744	$(798)	$394
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

Interest rate swap agreements establish the basis on which interest rate payments are exchanged with counterparties, referred to as the notional amount. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies, which require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits.

At June 30, 2016, the Company had a total counterparty notional amount outstanding of $654.9 million, spread among ten counterparties, with an outstanding liability from these contracts of $31.6 million. At December 31, 2015, the Company had a total counterparty notional amount outstanding of $551.7 million, spread among nine counterparties, with an outstanding liability from these contracts of $13.4 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		June 30, 2016			December 31, 2015
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$1,643	$0	$(59)	$5,216	$0	$(120)
Matched interest rate swaps with borrower	Accrued interest and other assets	653,301	32,181	0	546,458	13,981	(44)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	653,301	0	(32,186)	546,458	44	(14,015)
Total		$1,308,245	$32,181	$(32,245)	$1,098,132	$14,025	$(14,179)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Pay fixed interest rate swaps with counterparty	$59	$0	$59	$120	$0	$120
Matched interest rate swaps with counterparty	32,186	(32,580)	(394)	14,015	(16,710)	(2,695)
Total	$32,245	$(32,580)	$(335)	$14,135	$(16,710)	$(2,575)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2016:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Pay fixed interest rate swaps with counterparty	$1,643	1.8	$(59)	2.57%	6.74%
Receive fixed, matched interest rate swaps with borrower	653,301	4.7	32,181	4.23%	2.64%
Pay fixed, matched interest rate swaps with counterparty	653,301	4.7	(32,186)	2.64%	4.23%
Total client derivatives	$1,308,245	4.7	$(64)	3.24%	3.46%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $50.6 million as of June 30, 2016 and $33.6 million as of December 31, 2015. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other liabilities and was $0.1 million as of June 30, 2016 and December 31, 2015, respectively.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and and loans held for sale. At June 30, 2016, the notional amount of the IRLCs was $33.5 million and the notional amount of forward commitments was $34.2 million. As of December 31, 2015, the notional amount of IRLCs was $18.5 million and the notional amount of forward commitments was $25.1 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.4 million at June 30, 2016 and $0.1 million at December 31, 2015.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.1 billion at June 30, 2016 and $2.0 billion at December 31, 2015.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $16.8 million and $16.3 million at June 30, 2016 and December 31, 2015, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in Affordable housing projects. First Financial has made investments in certain qualified affordable housing projects. These projects are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $28.7 million and $31.5 million as of June 30, 2016 and December 31, 2015, respectively. The affordable housing investments resulted in $0.6 million and $0.3 million of tax credits for the three months ended June 30, 2016 and 2015, and $1.3 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2016 or December 31, 2015.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2016. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had $0.8 million and $1.3 million of reserves related to litigation matters as of June 30, 2016 and December 31, 2015, respectively.

NOTE 11:  INCOME TAXES

For the second quarter 2016, income tax expense was $11.3 million, resulting in an effective tax rate of 33.4%, compared with income tax expense of $9.3 million and an effective tax rate of 32.9% for the comparable period in 2015. For the first six months of 2016, income tax expense was $21.2 million, resulting in an effective tax rate of 33.3% compared with income tax expense of $17.7 million and an effective tax rate of 32.7% for the comparable period in 2015.

At June 30, 2016, and December 31, 2015, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. Management determined that no reserve for income tax-related uncertainties was necessary as of June 30, 2016 and December 31, 2015.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2016, or the year ended December 31, 2015, and does not expect to make cash contributions to the plan through the remainder of the year. As a result of the plan’s actuarial projections, First Financial recorded income of $0.2 million and $0.3 million for the quarters ended June 30, 2016 and 2015, respectively. First Financial recorded income of $0.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,309	$1,175	$2,617	$2,350
Interest cost	581	550	1,162	1,100
Expected return on assets	(2,432)	(2,375)	(4,863)	(4,750)
Amortization of prior service cost	(104)	(100)	(207)	(200)
Net actuarial loss	421	450	841	900
Net periodic benefit (income) cost	$(225)	$(300)	$(450)	$(600)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Numerator
Net income available to common shareholders	$22,568	$18,949	$42,382	$36,570

Denominator
Basic earnings per common share - weighted average shares	61,194,254	61,115,802	61,115,525	61,064,928
Effect of dilutive securities
Employee stock awards	763,206	645,680	734,493	606,962
Warrants	69,548	153,812	62,348	152,216
Diluted earnings per common share - adjusted weighted average shares	62,027,008	61,915,294	61,912,366	61,824,106

Earnings per share available to common shareholders
Basic	$0.37	$0.31	$0.69	$0.60
Diluted	$0.36	$0.31	$0.68	$0.59

Warrants to purchase 177,527 and 465,117 shares of the Company's common stock were outstanding as of June 30, 2016 and 2015, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares, were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price, there were no antidilutive options at June 30, 2016 and 3,300 antidilutive options at June 30, 2015.

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

First Financial utilizes values provided by third-party pricing vendors to price the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic and reviews the pricing methodologies utilized by the pricing vendors to ensure that the fair value determination is consistent with the applicable accounting guidance.  First Financial’s pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, historical prices and other independent pricing services.  Further, the Company periodically validates the fair values of a sample of securities in the portfolio by comparing the fair values to prices from other independent sources for the same or similar securities.  First Financial analyzes unusual or significant variances, conducts additional research with the pricing vendor, and if necessary, takes appropriate action based on its findings.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

Other investments. Other investments include holdings in FRB and FHLB stock, which are carried at cost due to the inability to determine the fair value as a result of restrictions placed on transferability.

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

Impaired loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Fair values for purchased impaired loans are estimated using a discounted cash flow methodology that considers factors that include the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. These loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Financial estimates the cash flows expected to be collected on these loans based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.

Fair values for acquired loans accounted for outside of FASB ASC Topic 310-30 are estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.

OREO. Assets acquired through loan foreclosure are initially recorded at the lower of cost or fair value less costs to sell. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. The Company classifies OREO in level 3 of the fair value hierarchy.

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

Deposits. The fair value of demand deposits, savings accounts and certain money-market deposits represents the amount payable on demand at the reporting date.  The carrying amounts for variable-rate CDs approximated their fair values at the reporting date.  The fair value of fixed-rate CDs is estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps at the reporting date, using primarily observable market inputs such as interest rate yield curves which represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes an internally-developed model to value the credit risk component of derivative assets and liabilities, which is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2016
Financial assets
Cash and short-term investments	$125,085	$125,085	$125,085	$0	$0
Investment securities held-to-maturity	670,111	689,288	0	689,288	0
Other investments	51,261	N/A	N/A	N/A	N/A
Loans held for sale	10,494	10,494	0	10,494	0
Loans and leases, net of ALLL	5,644,505	5,693,605	0	0	5,693,605
FDIC indemnification asset	14,504	8,164	0	0	8,164
Accrued interest receivable	18,655	18,655	0	5,468	13,187

Financial liabilities
Deposits
Noninterest-bearing	$1,429,163	$1,429,163	$0	$1,429,163	$0
Interest-bearing demand	1,436,078	1,436,078	0	1,436,078	0
Savings	1,974,449	1,974,449	0	1,974,449	0
Time	1,279,934	1,288,270	0	1,288,270	0
Total deposits	6,119,624	6,127,960	0	6,127,960	0
Short-term borrowings	1,115,084	1,115,084	1,115,084	0	0
Long-term debt	119,596	126,158	0	126,158	0
Accrued interest payable	5,151	5,151	533	4,618	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets
Cash and short-term investments	$148,575	$148,575	$148,575	$0	$0
Investment securities held-to-maturity	726,259	731,951	0	731,951	0
Other investments	53,725	N/A	N/A	N/A	N/A
Loans held for sale	20,957	20,957	0	20,957	0
Loans and leases, net of ALLL	5,335,362	5,381,065	0	0	5,381,065
FDIC indemnification asset	17,630	9,756	0	0	9,756
Accrued interest receivable	16,995	16,995	0	5,791	11,204

Financial liabilities
Deposits
Noninterest-bearing	$1,413,404	$1,413,404	$0	$1,413,404	$0
Interest-bearing demand	1,414,291	1,414,291	0	1,414,291	0
Savings	1,945,805	1,945,805	0	1,945,805	0
Time	1,406,124	1,406,489	0	1,406,489	0
Total deposits	6,179,624	6,179,989	0	6,179,989	0
Short-term borrowings	938,425	938,425	938,425	0	0
Long-term debt	119,540	118,691	0	118,691	0
Accrued interest payable	5,003	5,003	113	4,890	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2016
Assets
Derivatives	$0	$32,550	$0	$32,550
Investment securities available-for-sale	8,872	1,105,477	0	1,114,349
Total	$8,872	$1,138,027	$0	$1,146,899

Liabilities
Derivatives	$0	$32,360	$0	$32,360

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2015
Assets
Derivatives	$0	$14,111	$0	$14,111
Investment securities available-for-sale	8,583	1,182,059	0	1,190,642
Total	$8,583	$1,196,170	$0	$1,204,753

Liabilities
Derivatives	$0	$14,243	$0	$14,243

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2016
Assets
Loans held for sale	$0	$10,494	$0
Impaired loans	0	0	5,469
OREO	0	0	6,870

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2015
Assets
Loans held for sale	$0	$20,957	$0
Impaired loans	0	0	8,008
OREO	0	0	7,598

NOTE 15:  BUSINESS COMBINATIONS

Oak Street is a nationwide lender based in Indianapolis, Indiana that provides loans, secured by commissions and cash collateral accounts, primarily to insurance agents and brokers to grow their agency business and maximize their book-of-business value. Oak Street's lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs.  The underwriting of these loans involves analyses of collateral (through use of Oak Street's proprietary software system) that consists of insurance commissions revenue, which is then monitored throughout the life of the loans. On August 14, 2015, First Financial acquired Oak Street for cash consideration and concurrent with the close of the transaction, First Financial paid off all of Oak Street's existing long-term debt, replacing higher-cost funding with the Company's lower-cost funding sources.

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

SUMMARY

First Financial is an $8.3 billion bank holding company headquartered in Cincinnati, Ohio, and through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 101 banking centers and 124 ATMs. First Financial provides banking and financial services products through its five lines of business: commercial, consumer, wealth management, specialty finance and mortgage. The commercial, consumer, specialty finance and mortgage business lines provide credit-based products, deposit accounts, corporate cash management support and other services to commercial and consumer clients. The Bank has two national lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans, secured by commissions and cash collateral accounts, primarily to insurance agents and brokers. The wealth management business line provides wealth planning, portfolio management, retail brokerage, trust and retirement plan services and had $2.4 billion in assets under management as of June 30, 2016.

First Financial acquired the banking operations of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $104.4 million will expire October 1, 2019.  Covered assets represented approximately 1.3% of First Financial’s total assets at June 30, 2016.

MARKET STRATEGY AND BUSINESS COMBINATIONS

Oak Street. On August 14, 2015 First Financial Bank completed its acquisition of Oak Street Holdings Corporation, the parent of Oak Street Funding. Formed in 2003, Oak Street Funding is a nationwide lender based in Indianapolis, Indiana that provides loans, secured by commissions and cash collateral accounts, primarily to insurance agents and brokers to grow their agency business and maximize their book-of-business value. Oak Street's lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business and financing general working capital needs.  The underwriting of these loans involves analysis of collateral (through Oak Street's proprietary technology platform) that consists of insurance commissions revenue, which is then monitored by Oak Street throughout the life of the loans.

Oak Street utilizes deep industry knowledge, a proprietary technology platform and partner relationships to offer commission-based commercial financing for insurance professionals and third-party loan servicing for financial institutions nationwide. Oak Street's well-developed business model provides a strong strategic complement to First Financial's existing nationwide franchise finance business as well as an opportunity to expand and diversify the Company's service offerings.

First Financial acquired Oak Street for $110.0 million cash consideration and concurrent with the close of the transaction, First Financial paid off all of Oak Street's existing long-term debt, replacing $197.8 million of higher-cost funding with the Company's lower-cost funding sources. First Financial acquired $243.1 million of total assets, including $237.4 million of loans, and the transaction resulted in a $66.3 million addition to goodwill. For further detail on the Oak Street acquisition, see Note 15 – Business Combinations in the Notes to the Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

Second quarter 2016 net income was $22.6 million and earnings per diluted common share were $0.36. This compares with second quarter 2015 net income of $18.9 million and earnings per diluted common share of $0.31. For the six months ended

June 30, 2016, net income was $42.4 million, and earnings per diluted common share were $0.68. This compares with net income of $36.6 million and earnings per diluted common share of $0.59 for the first six months of 2015.

Return on average assets for the second quarter 2016 was 1.11% compared to 1.05% for the comparable period in 2015 and return on average shareholders’ equity for the second quarter 2016 was 10.84% compared to 9.49% for the comparable period in 2015. Return on average assets for the six months ended June 30, 2016 was 1.04% compared to 1.02% for the same period in 2015, and return on average shareholders' equity was 10.27% and 9.28% for the first six months of 2016 and 2015, respectively.

A discussion of First Financial's results of operations for the three and six months ended June 30, 2016 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net interest income	$67,132	$58,674	$133,687	$117,260
Tax equivalent adjustment	1,058	988	2,110	1,971
Net interest income - tax equivalent	$68,190	$59,662	$135,797	$119,231

Average earning assets	$7,475,711	$6,616,960	$7,436,862	$6,596,921

Net interest margin (1)	3.61%	3.56%	3.62%	3.58%
Net interest margin (fully tax equivalent) (1)	3.67%	3.62%	3.67%	3.64%
(1) Margins are calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2016 was $67.1 million, increasing $8.5 million, or 14.4%, from second quarter 2015 net interest income of $58.7 million. Net interest income on a fully tax equivalent basis for the second quarter 2016 was $68.2 million compared to $59.7 million for the second quarter 2015. Net interest margin on a fully tax equivalent basis was 3.67% for the second quarter 2016 compared to 3.62% for the second quarter 2015.  The increase in net interest income for the second quarter 2016 as compared to the same period in 2015 was primarily driven by higher earning asset balances as a result of strong organic loan growth as well as the Oak Street acquisition. The increase in net interest margin was primarily related to higher yields on loans and securities, partially offset by the higher cost of interest-bearing liabilities.

The increase in net interest income for the second quarter 2016, as compared to the second quarter 2015, was driven by an $11.3 million, or 17.8%, increase in total interest income to $75.2 million in the second quarter of 2016 from $63.8 million in the second quarter 2015. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $2.9 million, or 55.7%, to $8.1 million in the second quarter 2016 from $5.2 million in the second quarter 2015.

The increase in total interest income resulted from higher interest and fee income earned on the Company's loan portfolio. This was primarily a result of strong organic loan growth in recent periods, the impact from the addition of $237.4 million of high-yielding loans acquired in the Oak Street transaction during the third quarter 2015 and the impact from the fourth quarter 2015 increase in interest rates. Average loan balances increased $773.1 million, or 16.2%, in the second quarter 2016 compared to the second quarter 2015.

Interest expense increased as the average balance of interest-bearing deposits increased $421.2 million, or 9.5%, and average total borrowed funds increased $378.7 million, or 64.5%, from the second quarter 2015. Average interest-bearing deposit balances increased as a result of strong deposit generation efforts in recent quarters. Average total borrowed funds increased as a result of the issuance of $120.0 million of subordinated notes during the third quarter of 2015 and a $306.4 million, or 56.7%, increase in average short-term borrowings utilized to manage the Company's liquidity needs and support organic growth. The cost of funds related to interest-bearing deposits increased 3 bps to 45 bps for the second quarter 2016 from 42 bps for the comparable quarter in 2015, negatively impacting net interest margin.

For the six months ended June 30, 2016, net interest income was $133.7 million, an increase of $16.4 million, or 14.0%, from net interest income of $117.3 million for the comparable period in 2015. Net interest income on a fully-tax equivalent basis for the six months ended June 30, 2016 was $135.8 million compared to $119.2 million for the comparable period in 2015. Similar to the comparable quarter items discussed above, the increase in net interest income was primarily driven by higher earning asset balances resulting from strong organic loan growth and the Oak Street acquisition. The increase in net interest margin was primarily related to higher yields on loans and securities, partially offset by the higher cost of interest-bearing liabilities. Higher interest income was partially offset by a $5.7 million, or 53.8% increase in interest expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in interest expense for the six months ended June 30, 2016 was primarily related to an increase in average interest-bearing deposits of $404.2 million, or 9.2%, when compared to the similar period in 2015, as well as an increase in the cost of funds related to those deposits of 3 bps from 43 bps in 2015 to 46 bps in 2016.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,869,540	2.54%	$1,782,785	2.34%	$1,904,156	2.58%	$1,772,759	2.41%
Interest-bearing deposits with other banks	21,687	0.50%	19,960	0.26%	22,989	0.52%	20,604	0.26%
Gross loans (1)	5,584,484	4.55%	4,814,215	4.45%	5,509,717	4.59%	4,803,558	4.48%
Total earning assets	7,475,711	4.03%	6,616,960	3.87%	7,436,862	4.07%	6,596,921	3.91%

Nonearning assets
Allowance for loan and lease losses	(55,504)		(54,662)		(55,193)		(54,158)
Cash and due from banks	121,426		114,024		119,604		113,436
Accrued interest and other assets	662,204		567,564		660,118		566,518
Total assets	$8,203,837		$7,243,886		$8,161,391		$7,222,717

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,483,025	0.13%	$1,220,391	0.08%	$1,437,308	0.14%	$1,198,449	0.08%
Savings	2,042,188	0.25%	1,950,127	0.19%	1,990,197	0.26%	1,932,523	0.23%
Time	1,342,226	1.10%	1,275,730	1.08%	1,380,841	1.08%	1,273,149	1.08%
Total interest-bearing deposits	4,867,439	0.45%	4,446,248	0.42%	4,808,346	0.46%	4,404,121	0.43%
Borrowed funds
Short-term borrowings	846,376	0.50%	539,959	0.19%	896,281	0.50%	591,288	0.19%
Long-term debt	119,575	5.17%	47,266	2.51%	119,564	5.20%	47,544	2.52%
Total borrowed funds	965,951	1.08%	587,225	0.37%	1,015,845	1.05%	638,832	0.36%
Total interest-bearing liabilities	5,833,390	0.55%	5,033,473	0.41%	5,824,191	0.56%	5,042,953	0.42%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,441,068		1,325,485		1,413,918		1,305,885
Other liabilities	91,967		84,330		93,782		79,291
Shareholders' equity	837,412		800,598		829,500		794,588
Total liabilities and shareholders' equity	$8,203,837		$7,243,886		$8,161,391		$7,222,717

Net interest income	$67,132		$58,674		$133,687		$117,260

Net interest spread		3.48%		3.46%		3.51%		3.49%
Contribution of noninterest-bearing sources of funds		0.13%		0.10%		0.11%		0.09%
Net interest margin (2)		3.61%		3.56%		3.62%		3.58%

(1)	Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

(2)	The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2016			Changes for the six months ended June 30, 2016
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$892	$550	$1,442	$1,568	$1,684	$3,252
Interest-bearing deposits with other banks	12	2	14	26	6	32
Gross loans (1)	1,153	8,730	9,883	2,754	16,088	18,842
Total earning assets	2,057	9,282	11,339	4,348	17,778	22,126
Interest-bearing liabilities
Total interest-bearing deposits	364	472	836	622	924	1,546
Borrowed funds
Short-term borrowings	419	381	800	911	756	1,667
Long-term debt	313	932	1,245	630	1,856	2,486
Total borrowed funds	732	1,313	2,045	1,541	2,612	4,153
Total interest-bearing liabilities	1,096	1,785	2,881	2,163	3,536	5,699
Net interest income	$961	$7,497	$8,458	$2,185	$14,242	$16,427
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2016 noninterest income was $20.2 million, representing a $1.2 million, or 5.7%, decrease from noninterest income of $21.4 million in the second quarter 2015.  The decrease in noninterest income from the comparable quarter in 2015 was due primarily to a $2.9 million, or 70.9%, decrease in accelerated discount on covered loans and a $1.3 million, or 117.2%, decrease in net gains on sales of investment securities, partially offset by a $1.9 million, or 72.4%, increase in other noninterest income and a $0.9 million, or 104.9%, increase in client derivative fees.

Income from the accelerated discount on covered loans declined from $4.1 million during the second quarter 2015 to $1.2 million for the second quarter 2016. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the second quarter 2016 was related to lower levels of prepayment activity during the period. The decrease in net gains on sales of investment securities was primarily related to $1.1 million of gains realized in the second quarter of 2015 and $0.2 million of losses incurred in the second quarter of 2016 as management continued to rebalance certain investments in the portfolio.

Other noninterest income increased from $2.7 million during the second quarter 2015 to $4.6 million for the second quarter 2016 due to $2.4 million of previously unrealized income from the redemption of a limited partnership investment. Client derivative fees increased from $0.9 million during the second quarter 2015 to $1.8 million for the second quarter 2016 as increases in variable rate lending led to strong customer demand for interest rate swaps.

Noninterest income for the six months ended June 30, 2016 was $35.7 million, which represents a $3.3 million, or 8.5%, decrease from noninterest income of $39.0 million for the first six months of 2015. The decrease in noninterest income from the comparable period in 2015 was due primarily to a $4.0 million, or 65.1%, decrease in the accelerated discount on covered loans and a $1.3 million, or 115.0%, decrease in gains on sales of investment securities, partially offset by a $1.1 million, or 57.3%, increase in client derivative fees, an $0.8 million, or 62.5%, increase in FDIC loss sharing income and a $0.7 million, or 11.2%, increase in other noninterest income.

Similar to the comparable quarter items previously discussed, the decrease in accelerated discount on covered loans was driven by decreased levels of prepayment activity during the six month period ended June 30, 2016. The decrease in net gains on sales of investment securities was the result of $0.2 million of losses realized in the first six months of 2016 compared to $1.1 million of gains during the same period in 2015. The increase in client derivative income was the result of increased variable rate lending which led to strong customer demand for interest rate swaps. FDIC loss sharing income represents the proportionate share of credit losses or recoveries on covered assets that First Financial expects to receive from/pay to the FDIC and the increase in income for the first half of 2016 related to claim activity. Other noninterest income increased primarily due to previously unrealized income from the redemption of a limited partnership investment, partially offset by lower profit distributions from other limited partnership investments during 2016.

NONINTEREST EXPENSE

Second quarter 2016 noninterest expense was $49.4 million compared with $48.8 million for the second quarter of 2015. The $0.6 million, or 1.3%, increase from the comparable quarter in 2015 was primarily attributable to a $2.1 million, or 7.6%, increase in salaries and employee benefits, partially offset by a $0.6 million, or 102.1%, decline in loss sharing expenses and a $0.4 million, or 24.8%, decline in professional services expenses.

The increase in salaries and benefits was primarily related to the staff additions from the Oak Street acquisition, annual salary adjustments and higher health care costs during the period.

Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs as a result of the decline in the balance of covered assets. Loss sharing expenses and losses on covered OREO are partially reimbursed by the FDIC. Professional services expenses declined primarily due to the Company's on-going efficiency efforts.

Noninterest expense for the six months ended June 30, 2016 was $100.1 million compared with $96.9 million in the six months ended June 30, 2015. The $3.3 million, or 3.4%, increase from the comparable period in 2015 was primarily attributable to a $4.7 million, or 8.7%, increase in salaries and benefits and a $0.7 million, or 5.8%, increase in other noninterest expense. The increase in salaries and benefits were primarily due to expenses related to the Oak Street acquisition and annual salary adjustments, while the increase in other noninterest expense was primarily related to branch consolidation activities, which were partially offset by a $1.0 million, or 116.5%, decline in OREO expenses, a $0.6 million, or 67.5%, decline in loss sharing expenses and a $0.6 million, or 15.8%, decline in professional services expenses during the period.

INCOME TAXES

Income tax expense was $11.3 million and $9.3 million for the second quarters of 2016 and 2015, respectively, and the effective tax rate for the second quarters of 2016 and 2015 were 33.4% and 32.9%, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $21.2 million and $17.7 million, respectively, with effective tax rates of 33.3% and 32.7% for the same periods. The increase in the effective tax rate for the second quarter 2016, compared to the same period in 2015, was primarily the result of higher state taxes and fewer benefits related to tax-exempt interest, partially offset by increased tax benefits related to investments in affordable housing projects.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2016 is expected to be approximately 33.0%.

LOANS

First Financial continued to experience strong loan demand in 2016 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $5.7 billion as of June 30, 2016, increasing $312.5 million, or 5.8%, compared to December 31, 2015.  The increase in loan balances from December 31, 2015 was primarily related to a $131.4 million, or 7.9%, increase in commercial and industrial loans, a $105.2 million, or 4.7%, increase in commercial real estate loans and a $63.2 million, or 20.3%, increase in construction real estate loans during the period.

Second quarter 2016 average loans, excluding loans held for sale, increased $773.1 million, or 16.2%, from the second quarter of 2015.  The increase in average loans, excluding loans held for sale, was primarily the result of a $433.8 million, or 32.9%, increase in commercial and industrial loans, a $177.5 million, or 8.4%, increase in commercial real estate loans and a $121.8 million, or 53.8%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Oak Street acquisition.

Covered loans declined 7.9% to $104.4 million at June 30, 2016 from $113.3 million as of December 31, 2015.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. The ten year period of loss protection on all remaining covered loans and covered OREO expires October 1, 2019.

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

Nonperforming assets decreased $10.5 million, or 15.0%, to $59.6 million at June 30, 2016 from $70.1 million as of December 31, 2015, due to a $6.6 million, or 11.6%, decline in nonperforming loans and a $4.0 million, or 29.8%, decline in OREO balances during the period. The decline in nonperforming assets during 2016 reflects the Company's disciplined underwriting approach, ongoing resolution efforts and stable credit outlook.

Nonperforming loans declined during the first six months of 2016, as commercial and industrial loans classified as nonaccrual decreased $5.4 million, or 65.1%, commercial real estate loans classified as nonaccrual decreased $0.7 million, or 7.3%, and home equity loans classified as nonaccrual decreased $0.5 million, or 19.3%. These decreases were partially offset by a $1.0 million, or 856.6%, increase in leases classified as nonaccrual during the period.

OREO consists of properties acquired by First Financial primarily through loan defaults by borrowers. OREO balances declined during the first six months of 2016 as resolutions and valuation adjustments of $4.4 million exceeded additions of $1.2 million during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $36.0 million at June 30, 2016, which was a $2.2 million, or 5.7%, decrease from $38.2 million at December 31, 2015.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $143.3 million as of June 30, 2016 compared to $132.4 million at December 31, 2015. Loans 30-to-89 days past due decreased to $4.8 million, or 0.08% of period end loans at June 30, 2016, as compared to $11.9 million, or 0.22%, at December 31, 2015. The increase in classified assets during the period reflects modest downward credit migration as certain borrowers began experiencing stressed financial performance, however, the Company believes that these borrowers have adequate plans in place to stabilize performance. The increase in classified assets is not concentrated in any particular industry or geography.

The table that follows shows the categories that are included in nonperforming and underperforming assets, as well as related credit quality ratios as of June 30, 2016 and the four previous quarters.

	Quarter ended
	2016		2015
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$2,870	$3,757	$8,231	$7,191	$6,683
Lease financing	1,167	121	122	0	0
Real estate - construction	0	0	0	79	223
Real estate - commercial	8,397	8,178	9,059	17,228	21,186
Real estate - residential	4,824	4,243	5,027	4,940	5,257
Home equity	2,250	3,018	2,787	2,702	2,735
Installment	433	113	127	321	305
Covered/formerly covered loans	2,336	2,577	2,644	3,252	3,284
Nonaccrual loans	22,277	22,007	27,997	35,713	39,673
Accruing troubled debt restructurings	28,022	30,127	28,876	20,226	20,084
Total nonperforming loans	50,299	52,134	56,873	55,939	59,757
Other real estate owned	9,302	11,939	13,254	15,187	16,401
Total nonperforming assets	59,601	64,073	70,127	71,126	76,158
Accruing loans past due 90 days or more	981	59	108	58	70
Total underperforming assets	$60,582	$64,132	$70,235	$71,184	$76,228
Total classified assets	$143,331	$133,940	$132,431	$130,132	$139,931

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	254.56%	244.16%	190.73%	149.33%	133.28%
Nonperforming loans	112.74%	103.07%	93.89%	95.34%	88.49%
Total ending loans	0.99%	0.98%	0.99%	1.02%	1.09%
Nonperforming loans to total loans	0.88%	0.95%	1.06%	1.07%	1.23%
Nonperforming assets to
Ending loans, plus OREO	1.04%	1.16%	1.30%	1.36%	1.56%
Total assets	0.72%	0.78%	0.86%	0.90%	1.03%
Nonperforming assets
Ending loans, plus OREO	0.55%	0.62%	0.76%	0.97%	1.15%
Total assets	0.38%	0.41%	0.51%	0.65%	0.76%
(1) Nonaccrual loans include nonaccrual TDRs of $8.0 million, $7.5 million, $9.3 million, $13.6 million and $14.1 million, as of June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion, or 22.1% of total assets, at June 30, 2016 and $2.0 billion, or 24.2% of total assets, at December 31, 2015.  Securities available-for-sale at totaled $1.1 billion at June 30, 2016 and $1.2 billion at December 31, 2015, while held-to-maturity securities totaled $670.1 million at June 30, 2016 and $726.3 million at December 31, 2015.

The investment portfolio declined $134.9 million, or 6.8%, during the first six months of 2016 and the overall duration of the investment portfolio decreased to 2.5 years as of June 30, 2016, from 3.4 years as of December 31, 2015, as the Company redeployed cash flows from investments to support strong loan growth through the first half of 2016.

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

First Financial recorded a $7.3 million unrealized after-tax gain on the investment portfolio at June 30, 2016, as a component of equity in accumulated other comprehensive income. The total unrealized gain on the investment portfolio increased $12.2 million from a $4.9 million unrealized after-tax loss at December 31, 2015 due to declines in long term interest rates during the second quarter 2016, which resulted in higher valuations on investment securities.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2016 were $6.1 billion, representing a decrease of $60.0 million, or 1.0%, compared to December 31, 2015, as total interest-bearing deposits decreased $75.8 million, or 1.6%, and total noninterest-bearing deposits increased $15.8 million, or 1.1%.

Non-time deposit balances totaled $4.8 billion as of June 30, 2016, increasing $66.2 million, or 1.4%, compared to December 31, 2015, while time deposit balances decreased $126.2 million, or 9.0%, as a result of the intentional runoff of higher cost brokered CDs.

Year-to-date average deposits increased $512.3 million, or 9.0%, to $6.2 billion at June 30, 2016 from $5.7 billion at June 30, 2015 due to a $238.9 million, or 19.9%, increase in average interest-bearing demand deposits, a $108.0 million, or 8.3%, increase in average noninterest-bearing deposits, a $107.7 million, or 8.5%, increase in average time deposits and a $57.7 million, or 3.0%, increase in average savings deposits. The increase in average time deposits was impacted by $211.5 million in brokered CDs that First Financial originated in conjunction with the Oak Street acquisition during the third quarter of 2015.

Borrowed funds increased to $1.2 billion at June 30, 2016 from $1.1 billion at December 31, 2015. During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets. First Financial also had $1.0 billion in short-term borrowings with the FHLB at June 30, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

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

As of June 30, 2016 and December 31, 2015, outstanding subordinated debt totaled $118.4 million and $118.3 million, respectively, which included prepaid debt issuance costs of $1.6 million and $1.7 million. Long-term debt also included FHLB long-term advances of $0.4 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

First Financial's total remaining borrowing capacity from the FHLB was $186.0 million at June 30, 2016. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential, commercial, and farm real estate loans, home equity lines of credit and government, agency and CMBS securities totaling $3.3 billion as collateral for borrowings from the FHLB as of June 30, 2016.

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

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2016 and December 31, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.1 billion at June 30, 2016.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $4.7 million at June 30, 2016.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year, are also sources of liquidity.

At June 30, 2016, in addition to liquidity on hand of $125.1 million, First Financial had unused and available overnight wholesale funding of $1.7 billion, or 20.5% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $26.3 million for the first six months of 2016.  As of June 30, 2016, First Financial Bank had retained earnings of $468.6 million of which $124.7 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $52.8 million in cash at the parent company as of June 30, 2016, which approximates the Company’s annual regular shareholder dividend and operating expenses.

First Financial did not repurchase any of the Company's common stock during the first six months of 2016 or 2015.

Capital expenditures, such as banking center expansions and technology investments were $5.0 million and $4.0 million for the first six months of 2016 and 2015, respectively. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

The rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which began on January 1, 2016 at 0.625% and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019. Further, Basel III increased the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Management believes, as of June 30, 2016, that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, which requires higher capital allocations. First Financial's tier 1 and total capital ratios declined from 10.29% and 13.04%, respectively, as of December 31, 2015 to 10.07% and 12.70% as of June 30, 2016. The declines in the Company's capital ratios were due primarily to an increase in risk-weighted assets resulting from organic loan growth, partially offset by an increase in capital from retained earnings during the period. The leverage ratio increased to 8.38% at June 30, 2016 compared to 8.33% as of December 31, 2015 and the Company’s tangible common equity ratio increased from 7.53% at December 31, 2015 to 7.85% during the current quarter. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the minimum requirement by $272.7 million on a consolidated basis.

The following table presents the actual and required capital amounts and ratios as of June 30, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2016
Common equity tier 1 capital to risk-weighted assets
Consolidated	$673,313	10.07%	$342,614	5.125%	N/A	N/A	$467,961	7.00%
First Financial Bank	720,619	10.81%	341,536	5.125%	$433,167	6.50%	466,488	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	673,417	10.07%	442,892	6.625%	N/A	N/A	568,238	8.50%
First Financial Bank	720,723	10.81%	441,497	6.625%	533,129	8.00%	566,449	8.50%

Total capital to risk-weighted assets
Consolidated	849,303	12.70%	576,595	8.625%	N/A	N/A	701,942	10.50%
First Financial Bank	785,601	11.79%	574,779	8.625%	666,411	10.00%	699,732	10.50%

Leverage ratio
Consolidated	673,417	8.38%	321,372	4.00%	N/A	N/A	321,372	4.00%
First Financial Bank	720,723	8.98%	321,019	4.00%	401,274	5.00%	321,019	4.00%

The following table presents the actual and required capital amounts and ratios as of December 31, 2015 under the regulatory capital rules then in effect.

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 capital to risk-weighted assets
Consolidated	$648,748	10.28%	$283,866	4.50%	N/A	N/A	$441,570	7.00%
First Financial Bank	647,844	10.30%	283,080	4.50%	$408,894	6.50%	440,347	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	648,852	10.29%	378,488	6.00%	N/A	N/A	536,192	8.50%
First Financial Bank	647,948	10.30%	377,440	6.00%	503,254	8.00%	534,707	8.50%

Total capital to risk-weighted assets
Consolidated	822,431	13.04%	504,651	8.00%	N/A	N/A	662,355	10.50%
First Financial Bank	709,306	11.28%	503,254	8.00%	629,067	10.00%	660,521	10.50%

Leverage ratio
Consolidated	648,852	8.33%	311,481	4.00%	N/A	N/A	311,481	4.00%
First Financial Bank	647,948	8.33%	311,205	4.00%	389,006	5.00%	311,205	4.00%

Over an extended period, the Company generally expects to return to shareholders a target range of 60% - 80% of earnings through a combination of its regular dividend and share repurchases while still maintaining capital ratios that exceed internal target thresholds and current regulatory capital requirements under Basel III.

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on July 1, 2016 to shareholders of record as of June 1, 2016. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on October 3, 2016 to shareholders of record as of September 2, 2016.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. During the first six months of 2016 and 2015, First Financial did not repurchase any shares. At June 30, 2016, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

Shareholders' Equity. Total shareholders’ equity at June 30, 2016 was $846.7 million compared to total shareholders’ equity at December 31, 2015 of $809.4 million.

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

The ALLL was $56.7 million as of June 30, 2016 and $53.4 million as of December 31, 2015, and as a percentage of period-end loans, the ALLL was 0.99% as of June 30, 2016 and December 31, 2015, respectively. The increase in the ALLL was consistent with strong organic loan growth and the increase in classified assets during the period.

The ALLL as a percentage of nonaccrual loans, including nonaccrual TDRs, was 254.56% at June 30, 2016 and 190.73% at December 31, 2015. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, increased to 112.74% as of June 30, 2016 from 93.89% as of December 31, 2015 due to the increase in the ALLL and a $6.6 million, or 11.6%, decrease in nonperforming loans.

Second quarter 2016 net charge-offs were $1.1 million, or 0.08% of average loans and leases on an annualized basis, compared to net charge-offs of $3.3 million, or 0.27% of average loans and leases on an annualized basis for the comparable quarter in 2015. The $2.2 million decrease in net charge-offs from the comparable period in 2015 was primarily the result of lower charge-offs of commercial and industrial, commercial real estate and retail real estate loans, partially offset by a decrease in recoveries on commercial real estate and home equity loans during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Second quarter 2016 provision expense was $4.0 million compared to $3.1 million during the comparable quarter in 2015. Provision expense was $5.7 million compared to $5.1 million for the six months ended June 30, 2016 and 2015, respectively.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended					Six months ended
	2016		2015			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30	June 30,	2016	2015
Allowance for loan and lease loss activity
Balance at beginning of period	$53,732	$53,398	$53,332	$52,876	$53,076	$53,398	$52,858
Provision for loan losses	4,037	1,655	1,864	2,647	3,070	5,692	5,130
Gross charge-offs
Commercial and industrial	265	479	777	1,808	1,256	744	2,823
Real estate-construction	28	3	0	85	0	31	0
Real estate-commercial	1,596	1,262	4,415	1,082	2,716	2,858	4,586
Real estate-residential	28	45	82	288	755	73	1,161
Home equity	398	340	633	268	249	738	990
Installment	30	73	129	155	59	103	225
All other	357	240	242	276	237	597	531
Total gross charge-offs	2,702	2,442	6,278	3,962	5,272	5,144	10,316
Recoveries
Commercial and industrial	420	222	841	374	326	642	2,509
Real estate-construction	202	26	104	87	17	228	62
Real estate-commercial	681	442	2,927	691	1,105	1,123	1,596
Real estate-residential	81	63	214	237	43	144	107
Home equity	131	188	104	236	372	319	661
Installment	62	99	216	94	68	161	153
All other	64	81	74	52	71	145	116
Total recoveries	1,641	1,121	4,480	1,771	2,002	2,762	5,204
Total net charge-offs	1,061	1,321	1,798	2,191	3,270	2,382	5,112
Ending allowance for loan and lease losses	$56,708	$53,732	$53,398	$53,332	$52,876	$56,708	$52,876

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	(0.04)%	0.06%	(0.02)%	0.39%	0.28%	0.01%	0.05%
Real estate-construction	(0.20)%	(0.03)%	(0.14)%	0.00%	(0.03)%	(0.12)%	(0.06)%
Real estate-commercial	0.16%	0.15%	0.27%	0.07%	0.31%	0.15%	0.28%
Real estate-residential	(0.04)%	(0.01)%	(0.10)%	0.04%	0.57%	(0.03)%	0.43%
Home equity	0.23%	0.13%	0.45%	0.03%	(0.11)%	0.18%	0.14%
Installment	(0.29)%	(0.25)%	(0.84)%	0.58%	(0.08)%	(0.27)%	0.33%
All other	0.83%	0.47%	0.51%	0.72%	0.55%	0.65%	0.70%
Total net charge-offs	0.08%	0.10%	0.14%	0.17%	0.27%	0.09%	0.22%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity arising from changes in market interest rates, and arises in the normal course of business to the extent that there is a divergence between the amount of First Financial's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 63% in its interest rate risk modeling as of June 30, 2016. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2016, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.76)%	0.62%	2.42%
NII-Year 2	(7.78)%	1.80%	4.62%
EVE	(9.35)%	1.41%	5.32%
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

First Financial was within all internal policy limits set for interest rate risk monitoring as of June 30, 2016. Projected results for NII and EVE became more asset sensitive during the second quarter 2016 as a result of lower fixed rate securities in the investment portfolio and higher floating rate loan balances. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of June 30, 2016 assuming both a 25% increase and decrease to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	1.97%	(0.68)%	4.40%	0.50%
NII-Year 2	3.15%	0.50%	6.58%	2.69%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2015 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2016.

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

▪
the risk that the strength of the United States economy in general and the strength of the local economies in which we conduct operations may deteriorate, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio, ALLL and overall financial performance;

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

▪
the effect of and changes in policies and laws or regulatory agencies (notably the Dodd-Frank Wall Street Reform and Consumer Protection Act and the capital rules promulgated by federal banking regulators);

▪	the effect of the current low interest rate environment, or changes in interest rates, on our net interest margin and our loan originations and securities holdings;

▪	our ability to keep up with technological changes;

▪	failure or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers;

▪	our ability to comply with the terms of loss sharing agreements with the FDIC;

▪	the expiration of loss sharing agreements with the FDIC;

▪	mergers and acquisitions, including costs or difficulties related to the integration of acquired companies;

▪	the risk that exploring merger and acquisition opportunities may detract from management's time and ability to successfully manage our business;

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

On August 14, 2015, First Financial acquired Oak Street Holdings Corporation. The internal control over financial reporting of Oak Street's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Oak Street acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Oak Street operations represents 4.9% of total consolidated assets as of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2016.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	6,300	19.34	N/A	N/A
May 1 to May 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	10,800	19.59	N/A	N/A
June 1 to June 30, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	18,891	19.79	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	35,991	$19.65	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	8/5/2016	Date	8/5/2016