Form 10-Q
period 2016-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2016-11-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Common stock, No par value	61,955,821

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for loan and lease losses	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	First Financial Bank	First Financial Bank, N.A.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank, N.A.	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	IRLC	Interest Rate Lock Commitment
Bp/bps	Basis point(s)	N/A	Not applicable
CDs	Certificates of deposits	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
Fair Value Topic	FASB ASC Topic 825, Financial Instruments

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$117,982	$114,841
Interest-bearing deposits with other banks	16,765	33,734
Investment securities available-for-sale, at fair value (amortized cost $1,110,784 at September 30, 2016 and $1,203,065 at December 31, 2015)	1,120,494	1,190,642
Investment securities held-to-maturity (fair value $645,751 at September 30, 2016 and $731,951 at December 31, 2015)	628,497	726,259
Other investments	51,170	53,725
Loans held for sale	17,414	20,957
Loans and leases
Commercial and industrial	1,782,782	1,663,102
Lease financing	96,046	93,986
Construction real estate	380,349	311,712
Commercial real estate	2,468,083	2,258,297
Residential real estate	507,715	512,311
Home equity	463,702	466,629
Installment	47,825	41,506
Credit card	43,009	41,217
Total loans and leases	5,789,511	5,388,760
Less: Allowance for loan and lease losses	57,618	53,398
Net loans and leases	5,731,893	5,335,362
Premises and equipment	132,082	136,603
Goodwill and other intangibles	210,888	211,865
FDIC indemnification asset	13,287	17,630
Accrued interest and other assets	328,009	305,793
Total assets	$8,368,481	$8,147,411

Liabilities
Deposits
Interest-bearing	$1,494,529	$1,414,291
Savings	2,005,407	1,945,805
Time	1,346,736	1,406,124
Total interest-bearing deposits	4,846,672	4,766,220
Noninterest-bearing	1,492,011	1,413,404
Total deposits	6,338,683	6,179,624
Federal funds purchased and securities sold under agreements to repurchase	77,936	89,325
Federal Home Loan Bank short-term borrowings	848,300	849,100
Total short-term borrowings	926,236	938,425
Long-term debt	119,549	119,540
Total borrowed funds	1,045,785	1,057,965
Accrued interest and other liabilities	122,876	100,446
Total liabilities	7,507,344	7,338,035

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2016 and 2015	569,199	571,155
Retained earnings	423,800	388,240
Accumulated other comprehensive loss	(17,522)	(30,580)
Treasury stock, at cost, 6,777,858 shares in 2016 and 7,089,051 shares in 2015	(114,340)	(119,439)
Total shareholders' equity	861,137	809,376
Total liabilities and shareholders' equity	$8,368,481	$8,147,411

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$66,997	$58,694	$194,820	$167,744
Investment securities
Taxable	10,326	9,986	32,405	28,875
Tax-exempt	1,083	1,163	3,401	3,419
Total interest on investment securities	11,409	11,149	35,806	32,294
Other earning assets	(1,081)	(1,168)	(3,323)	(3,511)
Total interest income	77,325	68,675	227,303	196,527
Interest expense
Deposits	5,600	4,861	16,587	14,302
Short-term borrowings	1,368	374	3,591	930
Long-term borrowings	1,539	281	4,620	876
Total interest expense	8,507	5,516	24,798	16,108
Net interest income	68,818	63,159	202,505	180,419
Provision for loan and lease losses	1,687	2,647	7,379	7,777
Net interest income after provision for loan and lease losses	67,131	60,512	195,126	172,642
Noninterest income
Service charges on deposit accounts	5,056	4,934	13,892	14,260
Trust and wealth management fees	3,236	3,134	9,959	10,042
Bankcard income	2,984	2,909	8,996	8,501
Client derivative fees	1,210	1,604	4,104	3,444
Net gains from sales of loans	2,066	1,758	5,093	5,146
Net gains on sales of investment securities	398	409	234	1,503
FDIC loss sharing income	(638)	(973)	(1,144)	(2,323)
Accelerated discount on covered/formerly covered loans	491	3,820	2,653	10,006
Other	2,146	2,760	8,868	8,804
Total noninterest income	16,949	20,355	52,655	59,383
Noninterest expenses
Salaries and employee benefits	32,093	27,768	91,234	82,160
Net occupancy	4,543	4,510	13,991	13,895
Furniture and equipment	2,139	2,165	6,482	6,537
Data processing	2,828	2,591	8,311	8,020
Marketing	641	810	2,507	2,671
Communication	527	531	1,485	1,659
Professional services	1,460	4,092	4,572	7,789
State intangible tax	639	579	1,917	1,733
FDIC assessments	1,048	1,103	3,292	3,307
Loss (gain) - other real estate owned	(112)	196	(259)	1,089
Loss sharing expense	270	574	555	1,451
Other	5,029	8,073	17,151	19,535
Total noninterest expenses	51,105	52,992	151,238	149,846
Income before income taxes	32,975	27,875	96,543	82,179
Income tax expense	10,125	9,202	31,311	26,936
Net income	$22,850	$18,673	$65,232	$55,243
Net earnings per common share - basic	$0.37	$0.31	$1.07	$0.90
Net earnings per common share - diluted	$0.37	$0.30	$1.05	$0.89
Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
Average common shares outstanding - basic	61,280,283	61,135,749	61,170,845	61,088,794
Average common shares outstanding - diluted	62,086,067	61,987,795	61,962,961	61,858,724

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$22,850	$18,673	$65,232	$55,243
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	(162)	3,057	12,073	4,287
Change in retirement obligation	200	220	601	624
Unrealized gain (loss) on derivatives	128	128	384	(771)
Unrealized gain (loss) on foreign currency exchange	0	91	0	50
Other comprehensive income (loss)	166	3,496	13,058	4,190
Comprehensive income	$23,016	$22,169	$78,290	$59,433

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2015	68,730,731	$574,643	$352,587	$(21,409)	(7,274,184)	$(122,050)	$783,771
Net income			55,243				55,243
Other comprehensive income (loss)				4,190			4,190
Cash dividends declared:
Common stock at $0.48 per share			(29,572)				(29,572)
Purchase of common stock					(148,935)	(2,783)	(2,783)
Warrant exercises		(645)			39,217	658	13
Excess tax benefit on share-based compensation		85					85
Exercise of stock options, net of shares purchased		(195)			30,458	511	316
Restricted stock awards, net of forfeitures		(6,869)			336,346	5,612	(1,257)
Share-based compensation expense		3,006					3,006
Balance at September 30, 2015	68,730,731	$570,025	$378,258	$(17,219)	(7,017,098)	$(118,052)	$813,012
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			65,232				65,232
Other comprehensive income (loss)				13,058			13,058
Cash dividends declared:
Common stock at $0.48 per share			(29,672)				(29,672)
Warrant Exercises		(1,249)			74,079	1,249	0
Excess tax benefit on share-based compensation		225					225
Exercise of stock options, net of shares purchased		(328)			53,715	906	578
Restricted stock awards, net of forfeitures		(4,506)			183,399	2,944	(1,562)
Share-based compensation expense		3,902					3,902
Balance at September 30, 2016	68,730,731	$569,199	$423,800	$(17,522)	(6,777,858)	$(114,340)	$861,137

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating activities
Net income	$65,232	$55,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,379	7,777
Depreciation and amortization	9,753	9,697
Stock-based compensation expense	3,902	3,006
Pension expense (income)	(675)	(900)
Net amortization of premiums/accretion of discounts on investment securities	6,213	5,874
Net gains on sales of investment securities	(234)	(1,503)
Originations of loans held for sale	(172,950)	(197,621)
Net gains from sales of loans held for sale	(5,093)	(5,146)
Proceeds from sales of loans held for sale	181,263	187,364
Deferred income taxes	271	2,954
Bank owned life insurance income	(1,342)	(1,314)
Decrease (increase) in interest receivable	(1,183)	(1,912)
Decrease (increase) in indemnification asset	4,343	3,735
(Decrease) increase in interest payable	(1,480)	706
Decrease (increase) in other assets	(21,301)	(22,770)
(Decrease) increase in other liabilities	2,634	16,136
Net cash provided by (used in) operating activities	76,732	61,326

Investing activities
Proceeds from sales of securities available-for-sale	206,909	68,615
Proceeds from calls, paydowns and maturities of securities available-for-sale	119,437	88,336
Purchases of securities available-for-sale	(225,117)	(375,244)
Proceeds from sales of securities held-to-maturity	4,862	0
Proceeds from calls, paydowns and maturities of securities held-to-maturity	89,529	111,499
Purchases of securities held-to-maturity	0	(3,520)
Net decrease (increase) in interest-bearing deposits with other banks	16,969	(1,561)
Net decrease (increase) in loans and leases	(406,005)	(213,936)
Proceeds from disposal of other real estate owned	6,908	12,238
Purchases of premises and equipment	(6,427)	(6,371)
Life insurance premium payments	(4,006)	(3,575)
Life insurance death benefits	5,006	0
Net cash (paid) acquired from business combinations	0	(305,591)
Net cash provided by (used in) investing activities	(191,935)	(629,110)

Financing activities
Net (decrease) increase in total deposits	159,059	425,686
Net (decrease) increase in short-term borrowings	(12,189)	102,125
Payments on long-term debt	(86)	(46,238)
Proceeds from issuance of long-term debt	0	120,000
Cash dividends paid on common stock	(29,318)	(29,282)
Treasury stock purchase	0	(2,783)
Proceeds from exercise of stock options	653	367
Excess tax benefit on share-based compensation	225	85
Net cash provided by (used in) financing activities	118,344	569,960

Cash and due from banks
Change in cash and due from banks	3,141	2,176
Cash and due from banks at beginning of period	114,841	110,122
Cash and due from banks at end of period	$117,982	$112,298

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments) which significantly changes how entities are required to measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This update will replace the current incurred loss approach for estimating credit losses with an expected loss model for instruments measured at amortized cost, including loans and leases. Expected credit losses are required to be based on amortized cost and reflect losses expected over the remaining contractual life of the asset. Management is expected to consider any available information relevant to assessing the collectability of contractual cash flows, such as information about past events, current conditions, voluntary prepayments and reasonable and supportable forecasts, when developing expected credit loss estimates.

In addition to the new framework for calculating the ALLL, this update requires allowances for available-for-sale debt securities rather than a reduction of the security's carrying amount under the current other-than-temporary impairment model. This update also simplifies the accounting model for purchased credit-impaired debt securities and loans and will require new and updated footnote disclosures.

The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities for interim and annual reporting periods beginning after December 15, 2018. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

In August 2016, the FASB issued an update (ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments) which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice. The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ending September 30, 2016, proceeds on the sale of $99.4 million of available-for-sale securities resulted in gains of $0.8 million and losses of $0.5 million. For the comparable quarter in 2015, proceeds on the sale of $14.7 million of available-for-sale securities resulted in gains of $0.4 million and no losses. For the nine months ended September 30, 2016, proceeds on the sale of $206.9 million of available-for-sale securities resulted in gains of $1.2 million and losses of $1.0 million. For the nine months ended September 30, 2015, proceeds on the sale of $68.6 million of available-for-sale securities resulted in gains of $1.5 million and no losses. For the three and nine months ended September 30, 2016, the Company sold a single security classified as held-to-maturity to comply with regulatory ownership guidelines. The $4.9 million of proceeds from that sale resulted in a $44 thousand gain. No held-to-maturity securities were sold in 2015.

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$4	$0	$102
Securities of U.S. government agencies and corporations	13,811	389	0	14,200	7,471	226	0	7,697
Mortgage-backed securities	591,224	16,639	(337)	607,526	662,535	8,714	(2,241)	669,008
Obligations of state and other political subdivisions	23,462	563	0	24,025	119,168	3,574	(502)	122,240
Asset-backed securities	0	0	0	0	286,427	1,508	(1,944)	285,991
Other securities	0	0	0	0	35,085	935	(564)	35,456
Total	$628,497	$17,591	$(337)	$645,751	$1,110,784	$14,961	$(5,251)	$1,120,494

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2015:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	15,486	121	0	15,607	8,183	157	0	8,340
Mortgage-backed securities	678,318	7,452	(1,999)	683,771	775,285	2,708	(12,926)	765,067
Obligations of state and other political subdivisions	27,646	338	(99)	27,885	105,212	2,655	(730)	107,137
Asset-backed securities	0	0	0	0	236,411	35	(3,445)	233,001
Other securities	4,809	0	(121)	4,688	77,876	523	(1,399)	77,000
Total	$726,259	$7,911	$(2,219)	$731,951	$1,203,065	$6,078	$(18,501)	$1,190,642

The following table provides a summary of investment securities by contractual maturity or estimated weighted average life as of September 30, 2016. Estimated lives on amortizing investment securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$10,329	$10,396	$84,668	$84,666
Due after one year through five years	550,112	564,365	696,926	701,256
Due after five years through ten years	68,056	70,990	282,745	287,263
Due after ten years	0	0	46,445	47,309
Total	$628,497	$645,751	$1,110,784	$1,120,494

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$97,408	$(331)	$143,886	$(2,247)	$241,294	$(2,578)
Obligations of state and other political subdivisions	33,509	(100)	12,515	(402)	46,024	(502)
Asset-backed securities	51,613	(179)	100,822	(1,765)	152,435	(1,944)
Other securities	128	0	20,591	(564)	20,719	(564)
Total	$182,658	$(610)	$277,814	$(4,978)	$460,472	$(5,588)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Mortgage-backed securities	500,768	(5,362)	246,523	(9,563)	747,291	(14,925)
Obligations of state and other political subdivisions	5,800	(65)	29,287	(764)	35,087	(829)
Asset-backed securities	189,066	(3,042)	17,144	(403)	206,210	(3,445)
Other securities	30,828	(592)	24,716	(928)	55,544	(1,520)
Total	$726,559	$(9,062)	$317,670	$(11,658)	$1,044,229	$(20,720)

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance as well as the Company's intent and ability to hold the security to maturity when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2016 or December 31, 2015.

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

Purchased impaired loans are not classified as nonperforming assets as the loans are considered to be performing under FASB ASC Topic 310-30. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $151.9 million and $191.6 million, at September 30, 2016 and December 31, 2015, respectively. The outstanding balance of all purchased impaired loans, including all contractual principal, interest, fees and penalties, was $166.4 million and $213.3 million as of September 30, 2016 and December 31, 2015, respectively. These balances exclude contractual interest not yet accrued.

Changes in the carrying amount of accretable difference for purchased impaired loans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$56,819	$78,945	$64,857	$106,622
Reclassification from/(to) nonaccretable difference	36	76	3,756	(2,048)
Accretion	(3,399)	(4,945)	(11,364)	(17,046)
Other net activity (1)	(2,022)	(4,746)	(5,815)	(18,198)
Balance at end of period	$51,434	$69,330	$51,434	$69,330
 (1) Includes the impact of loan repayments and charge-offs.

First Financial regularly reviews its forecast of expected cash flows for purchased impaired loans. Due to changes in the cash flow expectations related to certain loan pools, the Company recognized reclassifications from nonaccretable to accretable difference of $36 thousand for the third quarter of 2016 and $3.8 million for the nine months ended September 30, 2016. The Company recognized reclassifications from nonaccretable to accretable difference during the third quarter of 2015 of $0.1 million, however, during the nine months ended September 30, 2015, the Company recognized reclassifications to accretable from nonaccretable difference of $2.0 million. These reclassifications can result in impairment and provision expense in the current period or yield adjustments on the related loan pools on a prospective basis.

Covered loans. Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. Covered loans totaled $99.7 million as of September 30, 2016 and $113.3 million as of December 31, 2015. For a detailed discussion of covered loans, please refer to the Loans and Leases note in the Company's 2015 Annual Report on Form 10-K.

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

Doubtful - First Financial assigns a doubtful rating to loans and leases with all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2016
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,714,538	$380,199	$2,385,796	$95,157	$4,575,690
Special Mention	19,000	0	17,043	128	36,171
Substandard	49,244	150	65,244	761	115,399
Doubtful	0	0	0	0	0
Total	$1,782,782	$380,349	$2,468,083	$96,046	$4,727,260

(Dollars in thousands)	Residential real estate	Home equity	Installment	Other	Total
Performing	$498,429	$459,115	$47,441	$43,009	$1,047,994
Nonperforming	9,286	4,587	384	0	14,257
Total	$507,715	$463,702	$47,825	$43,009	$1,062,251

	As of December 31, 2015
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,596,415	$310,806	$2,179,701	$93,236	$4,180,158
Special Mention	27,498	128	19,903	0	47,529
Substandard	39,189	778	58,693	750	99,410
Doubtful	0	0	0	0	0
Total	$1,663,102	$311,712	$2,258,297	$93,986	$4,327,097

(Dollars in thousands)	Residential real estate	Home equity	Installment	Other	Total
Performing	$503,317	$461,188	$41,253	$41,217	$1,046,975
Nonperforming	8,994	5,441	253	0	14,688
Total	$512,311	$466,629	$41,506	$41,217	$1,061,663

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$1,310	$3,811	$2,142	$7,263	$1,769,726	$1,776,989	$5,793	$1,782,782	$0
Construction real estate	0	0	0	0	379,661	379,661	688	380,349	0
Commercial real estate	1,811	7,693	6,095	15,599	2,360,738	2,376,337	91,746	2,468,083	0
Residential real estate	43	323	2,077	2,443	454,855	457,298	50,417	507,715	0
Home equity	151	204	1,907	2,262	459,672	461,934	1,768	463,702	0
Installment	97	14	217	328	46,034	46,362	1,463	47,825	0
Other	474	145	255	874	138,181	139,055	0	139,055	130
Total	$3,886	$12,190	$12,693	$28,769	$5,608,867	$5,637,636	$151,875	$5,789,511	$130

	As of December 31, 2015
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$2,255	$2,232	$1,937	$6,424	$1,648,902	$1,655,326	$7,776	$1,663,102	$0
Construction real estate	0	17	0	17	310,872	310,889	823	311,712	0
Commercial real estate	2,501	913	7,421	10,835	2,124,290	2,135,125	123,172	2,258,297	0
Residential real estate	1,220	239	2,242	3,701	451,907	455,608	56,703	512,311	0
Home equity	696	248	2,830	3,774	461,647	465,421	1,208	466,629	0
Installment	197	111	48	356	39,206	39,562	1,944	41,506	0
Other	920	302	230	1,452	133,751	135,203	0	135,203	108
Total	$7,789	$4,062	$14,708	$26,559	$5,170,575	$5,197,134	$191,626	$5,388,760	$108

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

First Financial had 257 TDRs totaling $37.8 million at September 30, 2016, including $32.2 million on accrual status and $5.6 million classified as nonaccrual. First Financial had $0.7 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $2.5 million related to TDRs at September 30, 2016. For the three months ended September 30, 2016 and 2015, the Company charged off $7 thousand and $0.7 million, respectively, for the portion of TDRs determined to be uncollectible. For the nine months ended September 30, 2016 and 2015, First Financial charged off $0.5 million and $2.5 million respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of September 30, 2016, approximately $13.8 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 271 TDRs totaling $38.2 million at December 31, 2015, including $28.9 million of loans on accrual status and $9.3 million classified as nonaccrual. First Financial had $1.8 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2015, the ALLL included reserves of $2.2 million related to TDRs, and $10.3 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2016 and 2015:

	Three months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	6	$1,045	$1,159	5	$171	$166
Construction real estate	0	0	0	0	0	0
Commercial real estate	5	3,550	3,531	2	2,159	2,000
Residential real estate	0	0	0	6	920	901
Home equity	1	16	16	6	231	229
Installment	0	0	0	2	50	50
Total	12	$4,611	$4,706	21	$3,531	$3,346

	Nine months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	16	$3,172	$3,290	27	$1,686	$1,676
Construction real estate	0	0	0	0	0	0
Commercial real estate	15	5,060	4,612	14	17,499	13,734
Residential real estate	2	282	247	9	1,282	1,228
Home equity	5	165	156	16	2,281	1,768
Installment	3	9	9	9	96	96
Total	41	$8,688	$8,314	75	$22,844	$18,502

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Extended maturities	$1,831	$2,166	$2,352	$12,827
Adjusted interest rates	0	0	0	0
Combination of rate and maturity changes	2,744	0	2,906	1,219
Forbearance	0	0	88	260
Other (1)	131	1,180	2,968	4,196
Total	$4,706	$3,346	$8,314	$18,502
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

For the three months ended September 30, 2016, there were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification. For the comparable period in 2015, there were three TDRs with a balance of $0.4 million that experienced a payment default within twelve months of the modification. For the nine months ended September 30, 2016 and 2015, there were four and eight TDRs, respectively, with balances of $0.3 million and $1.6 million, respectively, for which there was a payment default during the period that occurred within twelve months of the loan modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Impaired loans
Nonaccrual loans (1)
Commercial and industrial	$3,201	$8,405
Construction real estate	0	0
Commercial real estate	5,985	9,418
Residential real estate	4,759	5,027
Home equity	3,815	4,898
Installment	327	127
Other	214	122
Nonaccrual loans (1)	18,301	27,997
Accruing troubled debt restructurings	32,164	28,876
Total impaired loans	$50,465	$56,873
(1) Nonaccrual loans include nonaccrual TDRs of $5.6 million and $9.3 million as of September 30, 2016 and December 31, 2015, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$705	$852	$2,173	$2,750
Interest included in income
Nonaccrual loans	97	91	269	370
Troubled debt restructurings	224	168	665	436
Total interest included in income	321	259	934	806
Net impact on interest income	$384	$593	$1,239	$1,944

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$13,498	$14,448	$0
Construction real estate	0	0	0
Commercial real estate	12,881	15,974	0
Residential real estate	8,090	9,373	0
Home equity	4,487	5,974	0
Installment	384	551	0
Other	214	214	0
Total	39,554	46,534	0

Loans with an allowance recorded
Commercial and industrial	1,301	1,301	777
Construction real estate	0	0	0
Commercial real estate	8,315	8,315	1,019
Residential real estate	1,195	1,195	179
Home equity	100	100	2
Installment	0	0	0
Other	0	0	0
Total	10,911	10,911	1,977

Total
Commercial and industrial	14,799	15,749	777
Construction real estate	0	0	0
Commercial real estate	21,196	24,289	1,019
Residential real estate	9,285	10,568	179
Home equity	4,587	6,074	2
Installment	384	551	0
Other	214	214	0
Total	$50,465	$57,445	$1,977

	As of December 31, 2015
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$16,418	$17,398	$0
Construction real estate	0	0	0
Commercial real estate	16,301	20,479	0
Residential real estate	7,447	8,807	0
Home equity	5,340	7,439	0
Installment	253	276	0
Other	122	122	0
Total	45,881	54,521	0

Loans with an allowance recorded
Commercial and industrial	993	1,178	357
Construction real estate	0	0	0
Commercial real estate	8,351	8,706	979
Residential real estate	1,547	1,560	235
Home equity	101	101	2
Installment	0	0	0
Other	0	0	0
Total	10,992	11,545	1,573

Total
Commercial and industrial	17,411	18,576	357
Construction real estate	0	0	0
Commercial real estate	24,652	29,185	979
Residential real estate	8,994	10,367	235
Home equity	5,441	7,540	2
Installment	253	276	0
Other	122	122	0
Total	$56,873	$66,066	$1,573

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	September 30, 2016		September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$14,243	$91	$10,847	$53
Construction real estate	0	0	151	0
Commercial real estate	21,067	144	31,631	131
Residential real estate	9,186	59	9,119	53
Home equity	4,736	24	396	20
Installment	460	2	5,705	2
Other	691	1	0	0
Total	$50,383	$321	$57,849	$259

	Nine months ended
	September 30, 2016		September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$15,096	$258	$10,494	$169
Construction real estate	0	0	187	0
Commercial real estate	22,441	422	34,201	408
Residential real estate	9,007	171	10,051	163
Home equity	5,145	68	5,826	60
Installment	348	5	412	6
Other	406	10	0	0
Total	$52,443	$934	$61,171	$806

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$9,302	$16,401	$12,525	$22,674
Additions
Commercial and industrial	936	178	1,824	2,745
Residential real estate	303	1,405	594	3,210
Total additions	1,239	1,583	2,418	5,955
Disposals
Commercial and industrial	(2,670)	(852)	(4,763)	(9,394)
Residential real estate	(66)	(1,708)	(2,145)	(2,844)
Total disposals	(2,736)	(2,560)	(6,908)	(12,238)
Valuation adjustment
Commercial and industrial	(186)	(183)	(332)	(963)
Residential real estate	(42)	(54)	(126)	(241)
Total valuation adjustment	(228)	(237)	(458)	(1,204)
Balance at end of period	$7,577	$15,187	$7,577	$15,187

The preceding table includes OREO subject to loss sharing agreements of $0.1 million and $1.4 million at September 30, 2016 and 2015, respectively.

FDIC indemnification asset. Changes in the balance of the FDIC indemnification asset and the related impact to the Consolidated Statements of Income are presented in the table that follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015	Affected Line Item in the Consolidated Statements of Income
Balance at beginning of period	$14,504	$20,338	$17,630	$22,666
Adjustments not reflected in income
Net FDIC claims (received) / paid	531	758	213	2,382
Adjustments reflected in income
Amortization	(1,110)	(1,192)	(3,412)	(3,562)	Interest income, other earning assets
FDIC loss sharing income	(638)	(973)	(1,144)	(2,323)	Noninterest income, FDIC loss sharing income
Offset to accelerated discount	0	0	0	(232)	Noninterest income, accelerated discount on covered loans
Balance at end of period	$13,287	$18,931	$13,287	$18,931

The accounting for the FDIC indemnification asset is closely related to the accounting for the underlying, indemnified assets as well as the on-going assessment of the collectibility of the indemnification asset. The primary activities impacting the FDIC indemnification asset are FDIC claims, amortization, FDIC loss sharing income and accelerated discount. For a detailed discussion on the indemnification asset, please refer to the Loans and Leases note in the Company's 2015 Annual Report on Form 10-K.

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

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the third quarter of 2016.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$46,931	$42,128	$43,149	$42,820
Provision for loan and lease losses	1,886	1,382	7,381	6,114
Loans charged-off	(1,131)	(2,385)	(4,547)	(9,200)
Recoveries	1,206	1,194	2,909	2,585
Balance at end of period	$48,892	$42,319	$48,892	$42,319

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$9,777	$10,748	$10,249	$10,038
Provision for loan and lease losses	(199)	1,265	(2)	1,663
Loans charged-off	(1,419)	(1,577)	(3,147)	(5,078)
Recoveries	567	577	1,626	4,390
Balance at end of period	$8,726	$11,013	$8,726	$11,013

Changes in the allowance for loan and lease losses
Balance at beginning of period	$56,708	$52,876	$53,398	$52,858
Provision for loan and lease losses	1,687	2,647	7,379	7,777
Loans charged-off	(2,550)	(3,962)	(7,694)	(14,278)
Recoveries	1,773	1,771	4,535	6,975
Balance at end of period	$57,618	$53,332	$57,618	$53,332

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended September 30, 2016
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$20,897	$2,893	$22,784	$3,292	$3,002	$383	$3,457	$56,708
Provision for loan and lease losses	(720)	232	2,628	(13)	275	168	(883)	1,687
Gross charge-offs	(296)	(64)	(1,135)	(90)	(475)	(223)	(267)	(2,550)
Recoveries	327	6	997	38	257	56	92	1,773
Total net charge-offs	31	(58)	(138)	(52)	(218)	(167)	(175)	(777)
Ending allowance for loan and lease losses	$20,208	$3,067	$25,274	$3,227	$3,059	$384	$2,399	$57,618

	Three months ended September 30, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,775	$1,385	$24,357	$3,214	$4,386	$387	$2,372	$52,876
Provision for loan and lease losses	1,303	153	(339)	1,224	(724)	864	166	2,647
Loans charged off	(1,808)	(85)	(1,082)	(288)	(268)	(155)	(276)	(3,962)
Recoveries	374	87	691	237	236	94	52	1,771
Total net charge-offs	(1,434)	2	(391)	(51)	(32)	(61)	(224)	(2,191)
Ending allowance for loan and lease losses	$16,644	$1,540	$23,627	$4,387	$3,630	$1,190	$2,314	$53,332

	Nine months ended September 30, 2016
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398
Provision for loan and lease losses	3,284	1,118	3,491	(806)	(247)	107	432	7,379
Loans charged off	(1,040)	(95)	(3,993)	(163)	(1,213)	(326)	(864)	(7,694)
Recoveries	969	234	2,120	182	576	217	237	4,535
Total net charge-offs	(71)	139	(1,873)	19	(637)	(109)	(627)	(3,159)
Ending allowance for loan and lease losses	$20,208	$3,067	$25,274	$3,227	$3,059	$384	$2,399	$57,618

	September 30, 2016
		Real Estate
	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$777	$0	$1,019	$179	$2	$0	$0	$1,977
Collectively evaluated for impairment	19,431	3,067	24,255	3,048	3,057	384	2,399	55,641
Ending allowance for loan and lease losses	$20,208	$3,067	$25,274	$3,227	$3,059	$384	$2,399	$57,618

Loans
Loans individually evaluated for impairment	$14,799	$0	$21,196	$9,285	$4,587	$384	$214	$50,465
Loans collectively evaluated for impairment	1,767,983	380,349	2,446,887	498,430	459,115	47,441	138,841	5,739,046
Total loans	$1,782,782	$380,349	$2,468,083	$507,715	$463,702	$47,825	$139,055	$5,789,511

	Nine months ended September 30, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Allowance for loan and lease losses:
Balance at beginning of period	$13,870	$1,045	$27,086	$3,753	$4,260	$407	$2,437	$52,858
Provision for loan and lease losses	4,522	431	(78)	1,739	(269)	916	516	7,777
Loans charged off	(4,631)	(85)	(5,668)	(1,449)	(1,258)	(380)	(807)	(14,278)
Recoveries	2,883	149	2,287	344	897	247	168	6,975
Total net charge-offs	(1,748)	64	(3,381)	(1,105)	(361)	(133)	(639)	(7,303)
Ending allowance for loan and lease losses	$16,644	$1,540	$23,627	$4,387	$3,630	$1,190	$2,314	$53,332

	December 31, 2015
		Real Estate
(Dollars in thousands)	Commercial and industrial	Construction	Commercial	Residential	Home Equity	Installment	Other	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$357	$0	$979	$235	$2	$0	$0	$1,573
Collectively evaluated for impairment	16,638	1,810	22,677	3,779	3,941	386	2,594	51,825
Ending allowance for loan and lease losses	$16,995	$1,810	$23,656	$4,014	$3,943	$386	$2,594	$53,398

Loans
Loans individually evaluated for impairment	$17,411	$0	$24,652	$8,994	$5,441	$253	$122	$56,873
Loans collectively evaluated for impairment	1,645,691	311,712	2,233,645	503,317	461,188	41,253	135,081	5,331,887
Total loans	$1,663,102	$311,712	$2,258,297	$512,311	$466,629	$41,506	$135,203	$5,388,760

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial recorded no additions to goodwill in the first nine months of 2016. Additions to goodwill in 2015 resulted from the acquisition of Oak Street in the third quarter. For further detail on the Oak Street acquisition, see Note 15 – Business Combinations.

Changes in the carrying amount of goodwill for the quarter ended September 30, 2016 and the year ended December 31, 2015 were as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance at beginning of year	$204,084	$137,739
Goodwill resulting from business combinations	0	66,345
Balance at end of period	$204,084	$204,084

Goodwill is not amortized, but is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2015 and no impairment was indicated.  As of September 30, 2016, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of September 30, 2016 and December 31, 2015, First Financial has $6.8 million and $7.8 million, respectively, of other intangible assets which are included in Goodwill and other intangibles in the Consolidated Balance Sheets and primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at estimated fair value at the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $4.8 million and $5.9 million as of September 30, 2016 and December 31, 2015, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.0 years. Amortization expense recognized on intangible assets was $0.4 million for each of the three months ended September 30, 2016 and 2015. Amortization expense recognized on intangible assets for the nine months ended September 30, 2016 and 2015 was $1.2 million and $1.3 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase security agreements between the Bank and the client. To secure it's liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $848.3 million in short-term borrowings with the FHLB at September 30, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2016 and December 31, 2015.

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

Long-term debt also includes $0.4 million and $0.5 million of FHLB long-term advances as of September 30, 2016 and December 31, 2015, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$118,419	5.19%	$118,312	5.20%
FHLB advances	355	1.41%	453	2.37%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,549	5.15%	$119,540	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$99	$398	$(299)	$137	$(162)	$7,302	$(162)	$7,140
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(1,343)	128	(1,215)
Retirement obligation	0	(317)	317	(117)	200	(23,647)	200	(23,447)
Foreign currency translation	0	0	0	0	0	0	0	0
Total	$301	$81	$220	$(54)	$166	$(17,688)	$166	$(17,522)

	Three months ended September 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$5,213	$409	$4,804	$(1,747)	$3,057	$(1,276)	$3,057	$1,781
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,848)	128	(1,720)
Retirement obligation	0	(350)	350	(130)	220	(17,500)	220	(17,280)
Foreign currency translation	91	0	91	0	91	(91)	91	0
Total	$5,507	$59	$5,448	$(1,952)	$3,496	$(20,715)	$3,496	$(17,219)

	Nine months ended September 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$18,951	$234	$18,717	$(6,644)	$12,073	$(4,933)	$12,073	$7,140
Unrealized gain (loss) on derivatives	607	0	607	(223)	384	(1,599)	384	(1,215)
Retirement obligation	0	(951)	951	(350)	601	(24,048)	601	(23,447)
Total	$19,558	$(717)	$20,275	$(7,217)	$13,058	$(30,580)	$13,058	$(17,522)

	Nine months ended September 30, 2015
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$8,219	$1,503	$6,716	$(2,429)	$4,287	$(2,506)	$4,287	$1,781
Unrealized gain (loss) on derivatives	(1,222)	0	(1,222)	451	(771)	(949)	(771)	(1,720)
Retirement obligation	0	(1,050)	1,050	(426)	624	(17,904)	624	(17,280)
Foreign currency translation	50	0	50	0	50	(50)	50	0
Total	$7,047	$453	$6,594	$(2,404)	$4,190	$(21,409)	$4,190	$(17,219)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2016 and 2015, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$398	$409	$234	$1,503	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	100	310	300	Salaries and employee benefits
Recognized net actuarial loss (2)	(420)	(450)	(1,261)	(1,350)	Salaries and employee benefits
Defined benefit pension plan total	(317)	(350)	(951)	(1,050)
Total reclassifications for the period, before tax	$81	$59	$(717)	$453
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

At September 30, 2016, the Company had a total counterparty notional amount outstanding of $697.4 million, spread among ten counterparties, with an outstanding liability from these contracts of $26.9 million. At December 31, 2015, the Company had a total counterparty notional amount outstanding of $551.7 million, spread among nine counterparties, with an outstanding liability from these contracts of $13.4 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		September 30, 2016			December 31, 2015
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Pay fixed interest rate swaps with counterparty	Accrued interest and other liabilities	$812	$0	$(42)	$5,216	$0	$(120)
Matched interest rate swaps with borrower	Accrued interest and other assets	696,557	28,522	0	546,458	13,981	(44)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	696,557	0	(28,615)	546,458	44	(14,015)
Total		$1,393,926	$28,522	$(28,657)	$1,098,132	$14,025	$(14,179)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Pay fixed interest rate swaps with counterparty	$42	$0	$42	$120	$0	$120
Matched interest rate swaps with counterparty	28,615	(29,990)	(1,375)	14,015	(16,710)	(2,695)
Total	$28,657	$(29,990)	$(1,333)	$14,135	$(16,710)	$(2,575)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2016:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Pay fixed interest rate swaps with counterparty	$812	1.9	$(42)	2.99%	6.84%
Receive fixed, matched interest rate swaps with borrower	696,557	5.7	28,522	4.14%	2.68%
Pay fixed, matched interest rate swaps with counterparty	696,557	5.7	(28,615)	2.68%	4.14%
Total client derivatives	$1,393,926	5.7	$(135)	3.41%	3.42%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $65.3 million as of September 30, 2016 and $33.6 million as of December 31, 2015. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other liabilities and was $0.1 million as of September 30, 2016 and December 31, 2015, respectively.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2016, the notional amount of the IRLCs was $32.6 million and the notional amount of forward commitments was $34.0 million. As of December 31, 2015, the notional amount of IRLCs was $18.5 million and the notional amount of forward commitments was $25.1 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.3 million at September 30, 2016 and $0.1 million at December 31, 2015.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.0 billion at September 30, 2016 and December 31, 2015.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $18.0 million and $16.3 million at September 30, 2016 and December 31, 2015, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as, failure to rent property to qualified tenants, resulting in unavailability or recapture of the tax credits and other tax benefits. First Financial's affordable housing commitments totaled $37.3 million and $31.5 million as of September 30, 2016 and December 31, 2015, respectively. The affordable housing investments resulted in $0.6 million and $0.4 million of tax credits for the three months ended September 30, 2016 and 2015, and $2.0 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2016 or December 31, 2015.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheets, was approximately $1.7 million at September 30, 2016, compared with $1.1 million at December 31, 2015. The maximum exposure to loss related to these investments was $13.8 million at September 30, 2016 and $1.1 million at December 31, 2015, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2016. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2016. As of December 31, 2015, the Company had $1.3 million of reserves related to litigation matters.

NOTE 11:  INCOME TAXES

For the third quarter 2016, income tax expense was $10.1 million, resulting in an effective tax rate of 30.7%, compared with income tax expense of $9.2 million and an effective tax rate of 33.0% for the comparable period in 2015. The decrease in effective tax rate when comparing third quarter 2016 to third quarter 2015 was primarily driven by favorable provision to return adjustments related to affordable housing and qualified rehabilitation investments and a decrease in non-deductible acquisition costs, which was partially offset by a decline in tax-exempt interest income. For the first nine months of 2016, income tax expense was $31.3 million, resulting in an effective tax rate of 32.4% compared with income tax expense of $26.9 million and an effective tax rate of 32.8% for the comparable period in 2015.

At September 30, 2016, and December 31, 2015, First Financial had no FASB ASC Topic 740-10 unrecognized tax benefits recorded. First Financial does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

First Financial regularly reviews its tax positions and establishes reserves for income tax-related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities, which would then result in additional taxes, penalties and interest due. Management determined that no reserve for income tax-related uncertainties was necessary as of September 30, 2016 and December 31, 2015.

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

NOTE 12:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan covering substantially all employees and uses a December 31 measurement date for the plan. Plan assets were primarily invested in fixed income and publicly traded equity mutual funds. The pension plan does not directly own any shares of First Financial common stock or any other First Financial security or product.

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2016, or the year ended December 31, 2015, and does not expect to make cash contributions to the plan through the remainder of the year. As a result of the plan’s actuarial projections, First Financial recorded income of $0.2 million and $0.3 million for the quarters ended September 30, 2016 and 2015, respectively. First Financial recorded income of $0.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,308	$1,175	$3,925	$3,525
Interest cost	581	550	1,743	1,650
Expected return on assets	(2,431)	(2,375)	(7,294)	(7,125)
Amortization of prior service cost	(103)	(100)	(310)	(300)
Net actuarial loss	420	450	1,261	1,350
Net periodic benefit (income) cost	$(225)	$(300)	$(675)	$(900)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Numerator
Net income available to common shareholders	$22,850	$18,673	$65,232	$55,243

Denominator
Basic earnings per common share - weighted average shares	61,280,283	61,135,749	61,170,845	61,088,794
Effect of dilutive securities
Employee stock awards	740,977	715,585	736,659	643,536
Warrants	64,807	136,461	55,457	126,394
Diluted earnings per common share - adjusted weighted average shares	62,086,067	61,987,795	61,962,961	61,858,724

Earnings per share available to common shareholders
Basic	$0.37	$0.31	$1.07	$0.90
Diluted	$0.37	$0.30	$1.05	$0.89

Warrants to purchase 141,913 and 369,377 shares of the Company's common stock were outstanding as of September 30, 2016 and 2015, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares, were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price, there were no antidilutive options at September 30, 2016 and September 30, 2015.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2016
Financial assets
Cash and short-term investments	$134,747	$134,747	$134,747	$0	$0
Investment securities held-to-maturity	628,497	645,751	0	645,751	0
Other investments	51,170	N/A	N/A	N/A	N/A
Loans held for sale	17,414	17,414	0	17,414	0
Loans and leases, net of ALLL	5,731,893	5,787,327	0	0	5,787,327
FDIC indemnification asset	13,287	7,455	0	0	7,455
Accrued interest receivable	18,071	18,071	0	5,423	12,648

Financial liabilities
Deposits
Noninterest-bearing	$1,492,011	$1,492,011	$0	$1,492,011	$0
Interest-bearing demand	1,494,529	1,494,529	0	1,494,529	0
Savings	2,005,407	2,005,407	0	2,005,407	0
Time	1,346,736	1,349,546	0	1,349,546	0
Total deposits	6,338,683	6,341,493	0	6,341,493	0
Short-term borrowings	926,236	926,236	926,236	0	0
Long-term debt	119,549	124,890	0	124,890	0
Accrued interest payable	3,523	3,523	640	2,883	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets
Cash and short-term investments	$148,575	$148,575	$148,575	$0	$0
Investment securities held-to-maturity	726,259	731,951	0	731,951	0
Other investments	53,725	N/A	N/A	N/A	N/A
Loans held for sale	20,957	20,957	0	20,957	0
Loans and leases, net of ALLL	5,335,362	5,381,065	0	0	5,381,065
FDIC indemnification asset	17,630	9,756	0	0	9,756
Accrued interest receivable	16,995	16,995	0	5,791	11,204

Financial liabilities
Deposits
Noninterest-bearing	$1,413,404	$1,413,404	$0	$1,413,404	$0
Interest-bearing demand	1,414,291	1,414,291	0	1,414,291	0
Savings	1,945,805	1,945,805	0	1,945,805	0
Time	1,406,124	1,406,489	0	1,406,489	0
Total deposits	6,179,624	6,179,989	0	6,179,989	0
Short-term borrowings	938,425	938,425	938,425	0	0
Long-term debt	119,540	118,691	0	118,691	0
Accrued interest payable	5,003	5,003	113	4,890	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2016
Assets
Derivatives	$0	$28,835	$0	$28,835
Investment securities available-for-sale	8,905	1,111,589	0	1,120,494
Total	$8,905	$1,140,424	$0	$1,149,329

Liabilities
Derivatives	$0	$28,756	$0	$28,756

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2015
Assets
Derivatives	$0	$14,111	$0	$14,111
Investment securities available-for-sale	8,583	1,182,059	0	1,190,642
Total	$8,583	$1,196,170	$0	$1,204,753

Liabilities
Derivatives	$0	$14,243	$0	$14,243

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2016
Assets
Loans held for sale	$0	$17,414	$0
Impaired loans	0	0	7,820
OREO	0	0	5,149

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2015
Assets
Loans held for sale	$0	$20,957	$0
Impaired loans	0	0	8,008
OREO	0	0	7,598

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

The Oak Street transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  No additional information became available during the third quarter of 2016 that required adjustment to the fair value of the assets or liabilities acquired from Oak Street.

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

SUMMARY

First Financial is an $8.4 billion bank holding company headquartered in Cincinnati, Ohio, and through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 101 banking centers and 123 ATMs. First Financial provides banking and financial services products through its four lines of business: commercial and private banking, retail banking, investment commercial real estate and commercial finance. These business units provide traditional banking services to business and retail clients. Commercial finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Commercial and private banking includes wealth management, which provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services and had $2.4 billion in assets under management as of September 30, 2016.

First Financial acquired the banking operations of Peoples Community Bank, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., through FDIC-assisted transactions in 2009. In connection with these FDIC-assisted transactions, First Financial entered into loss sharing agreements with the FDIC. Under the terms of these agreements the FDIC reimburses First Financial for a percentage of losses with respect to certain loans (covered loans) and other real estate owned (covered OREO) (collectively, covered assets). These agreements provide for loss protection on covered single-family, residential loans for a period of ten years and First Financial is required to share any recoveries of previously charged-off amounts for the same time period, on the same pro-rata basis with the FDIC. All other covered loans were provided loss protection for a period of five years and recoveries of previously charged-off amounts must be shared with the FDIC for an additional three year period, on the same pro-rata basis. The Company’s five year loss sharing indemnification period related to non-single-family loans expired effective October 1, 2014. The loss sharing protection related to all other covered loans of approximately $99.7 million will expire October 1, 2019.  Covered assets represented approximately 1.2% of First Financial’s total assets at September 30, 2016.

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

OVERVIEW OF OPERATIONS

Third quarter 2016 net income was $22.9 million and earnings per diluted common share were $0.37. This compares with third quarter 2015 net income of $18.7 million and earnings per diluted common share of $0.30. For the nine months ended

September 30, 2016, net income was $65.2 million, and earnings per diluted common share were $1.05. This compares with net income of $55.2 million and earnings per diluted common share of $0.89 for the first nine months of 2015.

Return on average assets for the third quarter 2016 was 1.09% compared to 0.97% for the comparable period in 2015 and return on average shareholders’ equity for the third quarter 2016 was 10.62% compared to 9.12% for the comparable period in 2015. Return on average assets for the nine months ended September 30, 2016 was 1.06% compared to 1.00% for the same period in 2015, and return on average shareholders' equity was 10.39% and 9.23% for the first nine months of 2016 and 2015, respectively.

A discussion of First Financial's results of operations for the three and nine months ended September 30, 2016 follows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net interest income	$68,818	$63,159	$202,505	$180,419
Tax equivalent adjustment	1,028	1,000	3,138	2,971
Net interest income - tax equivalent	$69,846	$64,159	$205,643	$183,390

Average earning assets	$7,591,160	$6,938,107	$7,488,670	$6,711,900

Net interest margin (1)	3.61%	3.61%	3.61%	3.59%
Net interest margin (fully tax equivalent) (1)	3.66%	3.67%	3.67%	3.65%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2016 was $68.8 million, increasing $5.7 million, or 9.0%, from third quarter 2015 net interest income of $63.2 million. Net interest income on a fully tax equivalent basis for the third quarter 2016 was $69.8 million compared to $64.2 million for the third quarter 2015, and net interest margin on a fully tax equivalent basis was 3.66% for the third quarter 2016 compared to 3.67% for the third quarter 2015.  The increase in net interest income for the third quarter 2016 as compared to the same period in 2015 was primarily driven by higher earning asset balances as a result of strong organic loan growth. The slight decline in net interest margin was primarily related to higher funding costs in the third quarter 2016, partially offset by higher yields on earning assets.

The increase in net interest income for the third quarter 2016, as compared to the third quarter 2015, was driven by an $8.7 million, or 12.6%, increase in total interest income to $77.3 million in the third quarter of 2016 from $68.7 million in the third quarter 2015. Partially offsetting the increase in interest income was a corresponding increase in interest expense of $3.0 million, or 54.2%, to $8.5 million in the third quarter 2016 from $5.5 million in the third quarter 2015. The increase in total interest income resulted from higher interest and fee income earned on the Company's loan portfolio, primarily as a result of strong organic loan growth in recent periods as well as the full quarter impact impact from the addition of $237.4 million of high-yielding loans acquired in the Oak Street transaction. Average loan balances increased $715.1 million, or 14.3%, in the third quarter 2016 compared to the third quarter 2015.

Interest expense increased as average total borrowed funds increased $406.3 million, or 54.4%, from the third quarter 2015, and average balances of interest-bearing deposits increased $131.0 million, or 2.8%. Average interest-bearing deposit balances increased as a result of strong deposit generation efforts in recent quarters. Average short-term borrowed funds increased $358.3 million, or 53.1%, as the Company utilized short-term borrowings to manage the Company's liquidity needs and support organic growth. The cost of funds related to interest-bearing deposits negatively impacted net interest margin, increasing 5 bps to 47 bps for the third quarter 2016 from 42 bps for the comparable quarter in 2015.

For the nine months ended September 30, 2016, net interest income was $202.5 million, an increase of $22.1 million, or 12.2%, from net interest income of $180.4 million for the comparable period in 2015. Net interest income on a fully-tax equivalent basis for the nine months ended September 30, 2016 was $205.6 million compared to $183.4 million for the comparable period in 2015. Similar to the comparable quarter items discussed above, the increase in net interest income was primarily driven by higher earning asset balances resulting from strong organic loan growth, as well as the impact from the addition of $237.4 million of high-yielding loans acquired in the Oak Street transaction during the third quarter of 2015. Net interest margin increased 2 bps, from 3.59% for the nine months ended September 30, 2015 to 3.61% for the nine months ended September 30, 2016. This increase was primarily related to higher yields on loans and securities, partially offset by the higher cost of interest-bearing liabilities. Higher interest income was partially offset by an $8.7 million, or 53.9%, increase in interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016 was primarily related to an increase in average short-term borrowings of $322.8 million, or 52.1%, when compared to the similar period in 2015, as well as a $312.2 million, or 7.0% increase in average interest-bearing deposits, the issuance of $120.0 million of subordinated notes in the third quarter 2015 and higher funding costs resulting from the Federal Reserve's actions to increase interest rates in December 2015.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,811,240	2.50%	$1,848,083	2.39%	$1,872,958	2.56%	$1,798,143	2.40%
Interest-bearing deposits with other banks	22,116	0.54%	37,468	0.25%	22,696	0.52%	26,287	0.26%
Gross loans (1)	5,757,804	4.54%	5,052,556	4.52%	5,593,016	4.58%	4,887,470	4.49%
Total earning assets	7,591,160	4.04%	6,938,107	3.93%	7,488,670	4.06%	6,711,900	3.91%

Nonearning assets
Allowance for loan and lease losses	(58,284)		(54,398)		(56,231)		(54,239)
Cash and due from banks	116,441		114,279		118,542		113,720
Accrued interest and other assets	672,839		613,401		664,389		582,317
Total assets	$8,322,156		$7,611,389		$8,215,370		$7,353,698

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,447,226	0.15%	$1,230,621	0.09%	$1,440,638	0.14%	$1,209,291	0.08%
Savings	2,015,602	0.27%	2,015,373	0.19%	1,998,727	0.26%	1,960,443	0.22%
Time	1,284,059	1.14%	1,369,892	1.05%	1,348,345	1.10%	1,305,751	1.07%
Total interest-bearing deposits	4,746,887	0.47%	4,615,886	0.42%	4,787,710	0.46%	4,475,485	0.43%
Borrowed funds
Short-term borrowings	1,033,439	0.53%	675,123	0.22%	942,334	0.51%	619,540	0.20%
Long-term debt	119,603	5.11%	71,583	1.56%	119,577	5.17%	55,645	2.10%
Total borrowed funds	1,153,042	1.00%	746,706	0.35%	1,061,911	1.03%	675,185	0.36%
Total interest-bearing liabilities	5,899,929	0.57%	5,362,592	0.41%	5,849,621	0.57%	5,150,670	0.42%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,453,842		1,344,049		1,427,323		1,318,746
Other liabilities	112,089		92,352		99,929		83,693
Shareholders' equity	856,296		812,396		838,497		800,589
Total liabilities and shareholders' equity	$8,322,156		$7,611,389		$8,215,370		$7,353,698

Net interest income	$68,818		$63,159		$202,505		$180,419

Net interest spread		3.47%		3.52%		3.49%		3.49%
Contribution of noninterest-bearing sources of funds		0.14%		0.09%		0.12%		0.10%
Net interest margin (2)		3.61%		3.61%		3.61%		3.59%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2016			Changes for the nine months ended September 30, 2016
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$492	$(232)	$260	$2,082	$1,430	$3,512
Interest-bearing deposits with other banks	27	(21)	6	52	(14)	38
Gross loans (1)	314	8,070	8,384	3,080	24,146	27,226
Total earning assets	833	7,817	8,650	5,214	25,562	30,776
Interest-bearing liabilities
Total interest-bearing deposits	584	155	739	1,203	1,082	2,285
Borrowed funds
Short-term borrowings	520	474	994	1,431	1,230	2,661
Long-term debt	640	618	1,258	1,274	2,470	3,744
Total borrowed funds	1,160	1,092	2,252	2,705	3,700	6,405
Total interest-bearing liabilities	1,744	1,247	2,991	3,908	4,782	8,690
Net interest income	$(911)	$6,570	$5,659	$1,306	$20,780	$22,086
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2016 noninterest income was $16.9 million, representing a $3.4 million, or 16.7%, decrease from noninterest income of $20.4 million in the third quarter 2015.  The decrease in noninterest income from the comparable quarter in 2015 was due primarily to a $3.3 million, or 87.1%, decrease in accelerated discount on covered loans, a $0.6 million, or 22.2%, decrease in other noninterest income and a $0.4 million, or 24.6%, decline in client derivative fees, partially offset by a $0.3 million, or 17.5%, increase in net gains from sales of loans.

Income from the accelerated discount on covered loans declined from $3.8 million during the third quarter 2015 to $0.5 million for the third quarter 2016. Accelerated discounts on covered loans that prepay result from the accelerated recognition of the remaining covered loan discount that would have been recognized over the expected life of the loan had it not prepaid. Lower income from the accelerated discount on covered loans during the third quarter 2016 was related to lower levels of prepayment activity during the period. The decrease in other noninterest income was primarily related to a $0.4 million distribution received during the third quarter of 2015 related to a limited partnership investment. Client derivative income declined due to lower customer demand during the third quarter of 2016. Net gains from sales of loans increased from $1.8 million during the third quarter 2015 to $2.1 million for the third quarter 2016 due to higher sales volume, as well as elevated premiums on sales of mortgage loans during the period.

Noninterest income for the nine months ended September 30, 2016 was $52.7 million, which represents a $6.7 million, or 11.3%, decrease from noninterest income of $59.4 million for the first nine months of 2015. Lower noninterest income from the comparable period in 2015 was due primarily to a $7.4 million, or 73.5%, decline in accelerated discount on covered loans and a $1.3 million, or 84.4%, decline in gains on sales of investment securities, which were partially offset by a $0.7 million, or 19.2%, increase in client derivative fees, a $1.2 million, or 50.8%, increase in FDIC loss sharing income and a $0.5 million, or 5.8%, increase in bankcard income.

Similar to the comparable quarter items previously discussed, the decrease in accelerated discount on covered loans was driven by lower levels of prepayment activity during the nine month period ended September 30, 2016. The decline in net gains on sales of investment securities was the result of efforts to rebalance the mix and duration of the securities portfolio. Higher client derivative income was the result of strong customer demand for interest rate swaps. FDIC loss sharing income represents the proportionate share of credit losses or recoveries on covered assets that First Financial expects to receive from/pay to the FDIC and the increase in income for the first nine months of 2016 related to claim activity. Bankcard income increased due to higher card volumes as well as increased customer activity during the first nine months of 2016.

NONINTEREST EXPENSE

Third quarter 2016 noninterest expense was $51.1 million and $53.0 million for the third quarter of 2015. The $1.9 million, or 3.6%, decline from the comparable quarter in 2015 was primarily attributable to a $3.0 million, or 37.7%, decrease in other noninterest expense and a $2.6 million, or 64.3%, decrease in professional services, which were partially offset by a $4.3 million, or 15.6%, increase in salaries and employee benefits.

Other noninterest expense decreased from $8.1 million in the third quarter in 2015 to $5.0 million in the third quarter of 2016 primarily as a result of a legal settlement accrual and debt extinguishment costs in the third quarter of 2015. The decline in professional services expenses related to acquisition expenses associated with the Oak Street acquisition in the third quarter of 2015. The increase in salaries and benefits was primarily related to annual salary adjustments, performance-based compensation costs, severance expense, the full quarter impact of the Oak Street acquisition and other employee benefit costs during the period.

Noninterest expense for the nine months ended September 30, 2016 was $151.2 million compared with $149.8 million in the nine months ended September 30, 2015. The $1.4 million, or 0.9%, increase from the comparable period in 2015 was primarily attributable to a $9.1 million, or 11.0%, increase in salaries and benefits, partially offset by a $3.2 million, or 41.3%, decrease in professional services, a $2.4 million, or 12.2%, decrease in other noninterest expense, a $1.3 million, or 123.8%, decline in losses on the sale of OREO and a $0.9 million, or 61.8%, decrease in loss sharing expense. The increase in salaries and benefits were primarily due to expenses related to the Oak Street acquisition, performance based compensation, severance expense and annual salary adjustments. Similar to the comparable quarter, the decrease in professional services expenses was primarily due to expenses related to the Oak Street acquisition in 2015, while other noninterest expense decreased as a result of a legal settlement accrual and debt extinguishment costs in the first nine months of 2015. OREO losses decreased as the Company recorded $0.3 million of gains on sales of OREO properties for the nine months ended September 30, 2016, compared to losses of $1.1 million for the same period in 2015. Loss sharing expense represents costs incurred to resolve problem covered assets, including legal fees, appraisal costs and delinquent taxes. The decrease in loss sharing expense relates to a decline in collection costs resulting from lower covered asset balances. Loss sharing expenses and losses on covered OREO are partially reimbursed by the FDIC.

INCOME TAXES

Income tax expense was $10.1 million and $9.2 million and the effective tax rate was 30.7% and 33.0%, for the third quarters of 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $31.3 million and $26.9 million, respectively, with effective tax rates of 32.4% and 32.8% for the respective periods. The decrease in effective tax rate when comparing third quarter 2016 to third quarter 2015 was primarily driven by favorable provision to return adjustments related to affordable housing and historic tax credit investments in 2016, as well as non-deductible acquisition costs related to the Oak Street transaction in 2015, which were partially offset by a decline in tax-exempt interest income during 2016.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes and the level of tax-enhanced assets, the overall effective tax rate for 2016 is expected to be approximately 32.5%.

LOANS

First Financial continued to experience strong loan demand in 2016 as a result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Loans, excluding loans held for sale, totaled $5.8 billion as of September 30, 2016, increasing $400.8 million, or 7.4%, compared to December 31, 2015.  The increase in loan balances from December 31, 2015 was primarily related to a $209.8 million, or 9.3%, increase in commercial real estate loans, a $119.7 million, or 7.2%, increase in commercial and industrial loans and a $68.6 million, or 22.0%, increase in construction real estate loans during the period.

Third quarter 2016 average loans, excluding loans held for sale, increased $715.1 million, or 14.3%, from the third quarter of 2015.  The increase in average loans, excluding loans held for sale, was primarily the result of a $322.0 million, or 22.0%, increase in commercial and industrial loans, a $235.4 million, or 10.9%, increase in commercial real estate loans and a $120.9 million, or 46.5%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth as well as the Oak Street acquisition.

Covered loans declined 12.0% to $99.7 million at September 30, 2016 from $113.3 million as of December 31, 2015.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future. The ten year period of loss protection on all remaining covered loans and covered OREO expires October 1, 2019.

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

Nonperforming assets decreased $12.1 million, or 17.2%, to $58.0 million at September 30, 2016 from $70.1 million as of December 31, 2015, due to a $6.4 million, or 11.3%, decline in nonperforming loans and a $5.7 million, or 42.8%, decline in OREO balances during the period. The decline in nonperforming assets during 2016 reflects the Company's disciplined underwriting approach, ongoing resolution efforts and stable credit outlook.

Nonperforming loans declined during the first nine months of 2016, as commercial and industrial loans classified as nonaccrual decreased $5.2 million, or 61.9%, commercial real estate loans classified as nonaccrual decreased $3.4 million, or 36.5%, and home equity loans classified as nonaccrual decreased $1.1 million, or 22.1%.

OREO consists of properties acquired by First Financial primarily through loan defaults by borrowers. OREO balances declined $5.7 million, or 42.8%, during the first nine months of 2016 as resolutions and valuation adjustments of $7.4 million exceeded additions of $2.4 million during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $37.8 million at September 30, 2016, a $0.4 million, or 1.1%, decrease from $38.2 million at December 31, 2015.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $142.2 million as of September 30, 2016 compared to $132.4 million at December 31, 2015. Loans 30-to-89 days past due increased to $16.1 million, or 0.28% of period end loans at September 30, 2016, as compared to $11.9 million, or 0.22%, at December 31, 2015. The increase in classified assets during the period reflects modest downward credit migration as certain borrowers began experiencing stressed financial performance, however, the Company believes that the majority of these borrowers have adequate plans in place to stabilize performance and that there is sufficient collateral in place should these plans fail to materialize. The increase in classified assets is not concentrated in any particular industry or geography.

The table that follows details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of September 30, 2016 and the four previous quarters.

	Quarter ended
	2016			2015
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$3,201	$2,980	$3,917	$8,405	$7,438
Lease financing	214	1,167	121	122	0
Real estate - construction	0	0	0	0	79
Real estate - commercial	5,985	8,750	8,577	9,418	17,732
Real estate - residential	4,759	4,824	4,243	5,027	4,940
Home equity	3,815	4,123	5,036	4,898	5,203
Installment	327	433	113	127	321
Nonaccrual loans	18,301	22,277	22,007	27,997	35,713
Accruing troubled debt restructurings	32,164	28,022	30,127	28,876	20,226
Total nonperforming loans	50,465	50,299	52,134	56,873	55,939
Other real estate owned	7,577	9,302	11,939	13,254	15,187
Total nonperforming assets	58,042	59,601	64,073	70,127	71,126
Accruing loans past due 90 days or more	130	981	59	108	58
Total underperforming assets	$58,172	$60,582	$64,132	$70,235	$71,184
Total classified assets	$142,169	$143,331	$133,940	$132,431	$130,132

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	314.84%	254.56%	244.16%	190.73%	149.33%
Nonperforming loans	114.17%	112.74%	103.07%	93.89%	95.34%
Total ending loans	1.00%	0.99%	0.98%	0.99%	1.02%
Nonperforming loans to total loans	0.87%	0.88%	0.95%	1.06%	1.07%
Nonperforming assets to
Ending loans, plus OREO	1.00%	1.04%	1.16%	1.30%	1.36%
Total assets	0.69%	0.72%	0.78%	0.86%	0.90%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.45%	0.55%	0.62%	0.76%	0.97%
Total assets	0.31%	0.38%	0.41%	0.51%	0.65%
(1) Nonaccrual loans include nonaccrual TDRs of $5.6 million, $8.0 million, $7.5 million, $9.3 million and $13.6 million, as of September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $1.8 billion, or 21.5% of total assets, at September 30, 2016 and $2.0 billion, or 24.2% of total assets, at December 31, 2015.  Securities available-for-sale totaled $1.1 billion at September 30, 2016 and $1.2 billion at December 31, 2015, while held-to-maturity securities totaled $628.5 million at September 30, 2016 and $726.3 million at December 31, 2015.

The investment portfolio declined $170.5 million, or 8.7%, during the first nine months of 2016 and the overall duration of the investment portfolio decreased to 2.6 years as of September 30, 2016, from 3.4 years as of December 31, 2015, as the Company redeployed cash flows from investments to support strong loan growth through the first nine months of 2016.

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

First Financial recorded a $7.1 million unrealized after-tax gain on the investment portfolio as a component of equity in accumulated other comprehensive income at September 30, 2016. The total unrealized gain on the investment portfolio increased $12.1 million, or 244.7%, from a $4.9 million unrealized after-tax loss at December 31, 2015, as declines in long-term interest rates during the third quarter of 2016 resulted in higher valuations on investment securities.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2016 were $6.3 billion, representing an increase of $159.1 million, or 2.6%, compared to December 31, 2015, as total interest-bearing deposits increased $80.2 million, or 5.7%, total noninterest-bearing deposits increased $78.6 million, or 5.6%, and total savings deposits increased $59.6 million, or 3.1%.

Non-time deposit balances totaled $5.0 billion as of September 30, 2016, increasing $218.4 million, or 4.6%, compared to December 31, 2015, while time deposit balances decreased $59.4 million, or 4.2%, as a result of the intentional runoff of higher-cost CDs and seasonal activity.

Year-to-date average deposits increased $420.8 million, or 7.3%, to $6.2 billion at September 30, 2016 from $5.8 billion at September 30, 2015 due to a $231.3 million, or 19.1%, increase in average interest-bearing demand deposits, a $108.6 million, or 8.2%, increase in average noninterest-bearing deposits, a $42.6 million, or 3.3%, increase in average time deposits and a $38.3 million, or 2.0%, increase in average savings deposits.

Borrowed funds decreased to $1.0 billion at September 30, 2016 from $1.1 billion at December 31, 2015. During the third quarter of 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets. First Financial also had $848.3 million in short-term borrowings with the FHLB at September 30, 2016 and $849.1 million as of December 31, 2015. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

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

As of September 30, 2016 and December 31, 2015, outstanding subordinated debt totaled $118.4 million and $118.3 million, respectively, which included prepaid debt issuance costs of $1.6 million and $1.7 million. Long-term debt also included FHLB long-term advances of $0.4 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.

First Financial's total remaining borrowing capacity from the FHLB was $509.0 million at September 30, 2016. For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential, commercial, and farm real estate loans, home equity lines of credit and government, agency and CMBS securities totaling $3.6 billion as collateral for borrowings from the FHLB as of September 30, 2016.

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

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2016 and December 31, 2015, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of September 30, 2016 and December 31, 2015.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.1 billion at September 30, 2016.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $10.3 million at September 30, 2016.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year, are also sources of liquidity.

At September 30, 2016, in addition to liquidity on hand of $134.7 million, First Financial had unused and available overnight wholesale funding of $2.1 billion, or 25.6% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $39.6 million for the first nine months of 2016.  As of September 30, 2016, the Bank had retained earnings of $481.0 million of which $137.1 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $57.2 million in cash at the parent company as of September 30, 2016, which approximates the Company’s annual regular shareholder dividend and operating expenses.

First Financial did not repurchase any of the Company's common stock during the first nine months of 2016, however, the Company repurchased 148,935 shares of its common stock for $2.8 million during the same period in 2015.

Capital expenditures, such as banking center expansions and technology investments were $6.4 million each for the first nine months of 2016 and 2015. Management believes that First Financial has sufficient liquidity to fund its future capital expenditure commitments.

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

Management believes, as of September 30, 2016, that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, which require higher capital allocations. First Financial's tier 1 and total capital ratios declined from 10.29% and 13.04%, respectively, as of December 31, 2015 to 10.20% and 12.82% as of September 30, 2016. The declines in the Company's capital ratios were due primarily to an increase in risk-weighted assets resulting from organic loan growth, partially offset by an increase in capital from retained earnings during the period. The leverage ratio increased to 8.45% at September 30, 2016 compared to 8.33% as of December 31, 2015 and the Company’s tangible common equity ratio increased from 7.53% at December 31, 2015 to 7.97% during the current quarter. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the minimum requirement by $283.0 million on a consolidated basis.

The following table presents the actual and required capital amounts and ratios as of September 30, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2016
Common equity tier 1 capital to risk-weighted assets
Consolidated	$688,363	10.20%	$345,976	5.125%	N/A	N/A	$472,553	7.00%
First Financial Bank	733,710	10.89%	345,177	5.125%	$437,786	6.50%	471,461	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	688,467	10.20%	447,237	6.625%	N/A	N/A	573,814	8.50%
First Financial Bank	733,814	10.90%	446,205	6.625%	538,813	8.00%	572,489	8.50%

Total capital to risk-weighted assets
Consolidated	865,248	12.82%	582,252	8.625%	N/A	N/A	708,829	10.50%
First Financial Bank	799,536	11.87%	580,908	8.625%	673,516	10.00%	707,192	10.50%

Leverage ratio
Consolidated	688,467	8.45%	325,872	4.00%	N/A	N/A	325,872	4.00%
First Financial Bank	733,814	9.01%	325,611	4.00%	407,014	5.00%	325,611	4.00%

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

Shareholder Dividends. First Financial paid a dividend of $0.16 per common share on October 3, 2016 to shareholders of record as of September 2, 2016. Additionally, First Financial's board of directors authorized a dividend of $0.16 per common share for the next regularly scheduled dividend, payable on January 3, 2017 to shareholders of record as of December 2, 2016.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. During the first nine months of 2016 , First Financial did not repurchase any shares. However, for the same period in 2015, First Financial repurchased 148,935 shares at an average price of $18.68 per share. At September 30, 2016, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

Shareholders' Equity. Total shareholders’ equity at September 30, 2016 was $861.1 million compared to total shareholders’ equity at December 31, 2015 of $809.4 million.

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

The ALLL was $57.6 million as of September 30, 2016 and $53.4 million as of December 31, 2015, and as a percentage of period-end loans, the ALLL was 1.00% as of September 30, 2016 compared to 0.99% as of December 31, 2015. The increase in the ALLL was consistent with strong organic loan growth and the increase in classified assets during the period.

The ALLL as a percentage of nonaccrual loans was 314.84% at September 30, 2016 and 190.73% at December 31, 2015. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, increased to 114.17% as of September 30, 2016 from 93.89% as of December 31, 2015 due to the increase in the ALLL and a $6.4 million, or 11.3%, decline in nonperforming loans.

Third quarter 2016 net charge-offs were $0.8 million, or 0.05% of average loans and leases on an annualized basis, compared to net charge-offs of $2.2 million, or 0.17% of average loans and leases on an annualized basis for the comparable quarter in 2015. The $1.4 million decrease in net charge-offs from the comparable period in 2015 was primarily the result of lower charge-offs of commercial and industrial and retail real estate loans, partially offset by an increase in home equity loan charge-offs during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Third quarter provision expense was $1.7 million in 2016 and $2.6 million during the comparable quarter in 2015. Provision expense was $7.4 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the allowance for loan and lease losses for the quarterly periods presented.

	Three months ended					Nine months ended
	2016			2015		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2016	2015
Allowance for loan and lease loss activity
Balance at beginning of period	$56,708	$53,732	$53,398	$53,332	$52,876	$53,398	$52,858
Provision for loan losses	1,687	4,037	1,655	1,864	2,647	7,379	7,777
Gross charge-offs
Commercial and industrial	296	265	479	777	1,808	1,040	4,631
Real estate-construction	64	28	3	0	85	95	85
Real estate-commercial	1,135	1,596	1,262	4,415	1,082	3,993	5,668
Real estate-residential	90	28	45	82	288	163	1,449
Home equity	475	398	340	633	268	1,213	1,258
Installment	223	30	73	129	155	326	380
All other	267	357	240	242	276	864	807
Total gross charge-offs	2,550	2,702	2,442	6,278	3,962	7,694	14,278
Recoveries
Commercial and industrial	327	420	222	841	374	969	2,883
Real estate-construction	6	202	26	104	87	234	149
Real estate-commercial	997	681	442	2,927	691	2,120	2,287
Real estate-residential	38	81	63	214	237	182	344
Home equity	257	131	188	104	236	576	897
Installment	56	62	99	216	94	217	247
All other	92	64	81	74	52	237	168
Total recoveries	1,773	1,641	1,121	4,480	1,771	4,535	6,975
Total net charge-offs	777	1,061	1,321	1,798	2,191	3,159	7,303
Ending allowance for loan and lease losses	$57,618	$56,708	$53,732	$53,398	$53,332	$57,618	$53,332

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	(0.01)%	(0.04)%	0.06%	(0.02)%	0.39%	0.01%	0.17%
Real estate-construction	0.06%	(0.20)%	(0.03)%	(0.14)%	0.00%	(0.05)%	(0.04)%
Real estate-commercial	0.02%	0.16%	0.15%	0.27%	0.07%	0.11%	0.21%
Real estate-residential	0.04%	(0.04)%	(0.01)%	(0.10)%	0.04%	0.00%	0.30%
Home equity	0.19%	0.23%	0.13%	0.45%	0.03%	0.18%	0.10%
Installment	1.40%	(0.29)%	(0.25)%	(0.84)%	0.58%	0.33%	0.41%
All other	0.50%	0.83%	0.47%	0.51%	0.72%	0.60%	0.71%
Total net charge-offs	0.05%	0.08%	0.10%	0.14%	0.17%	0.08%	0.20%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 63% in its interest rate risk modeling as of September 30, 2016. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2016, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(4.11)%	0.89%	3.27%
NII-Year 2	(5.89)%	2.10%	5.48%
EVE	(8.87)%	2.11%	5.68%
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

First Financial was within all internal policy limits set for interest rate risk monitoring as of September 30, 2016. Projected results for NII and EVE became more asset sensitive during the third quarter 2016 as a result of higher floating rate loan balances. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of September 30, 2016 assuming both a 25% increase and decrease to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	2.20%	(0.43)%	5.23%	1.30%
NII-Year 2	3.42%	0.78%	7.45%	3.51%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, acquired loans, the FDIC indemnification asset, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2015 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2016.

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

FORWARD-LOOKING INFORMATION

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not based on historical or current facts, but rather on our current beliefs, expectations, assumptions and projections about our business, the economy and other future conditions.   Forward-looking statements often include words such as ‘‘believes,’’ ‘‘anticipates,’’ “likely,” “expected,” ‘‘intends,’’ “could,” “should,” and other similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make about (i) our future operating or financial performance, including revenues, income or loss and earnings or loss per share, (ii) future common stock dividends, (iii) our capital structure, including future capital levels, (iv) our plans, objectives and strategies, and (v) the assumptions that underlie our forward-looking statements.

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the Company’s ability to comply with the terms of loss sharing agreements with the FDIC; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.  Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as its other filings with the SEC, which are available on the SEC website at www.sec.gov.

Forward-looking statements are meaningful only on the date when such statements are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date on which a forward-looking statement is made.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2016.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
August 1 to August 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	30,100	21.11	N/A	N/A
September 1 to September 30, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	30,100	21.11	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis		John M. Gavigan
Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date	11/8/2016	Date	11/8/2016