Form 10-K
period 2016-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2017-02-24
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
☒ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2016, was $1,158,794,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 23, 2017, there were issued and outstanding 61,997,699 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2016 are incorporated by reference into Parts I, II, III and IV.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2017 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2016 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank (the Bank), which was founded in 1863. Effective December 30, 2016, the Bank converted its charter to an Ohio state chartered bank from a nationally chartered bank.

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending, and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, or office buildings).  Risk of loss related to lending activities is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits, and cash management services for commercial customers. A full range of trust and wealth management services is also provided through First Financial’s Wealth Management division.

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables, and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of the Bank, First Financial Equipment Finance LLC (First Equipment Finance).  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, financial performance, financial strength of the principals and guarantors, and collateral values, where applicable.

Commercial and industrial lending activities also include equipment and leasehold improvement financing for franchisees throughout the U.S., principally in the quick service and casual dining sector.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that we believe have sound economics, lower closure rates, and higher brand awareness within specified local, regional or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

First Financial also offers secured financing to the insurance industry through a wholly-owned subsidiary of the Bank, Oak Street Funding LLC (Oak Street Funding), throughout the U.S.  Insurance industry lending activities are driven by agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs.  The underwriting of these loans involves analyses of collateral (through use of Oak Street Funding’s proprietary system) that consists of insurance commissions revenue, which is then monitored by Oak Street Funding throughout the life of the loans.

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

First Financial has a limited number of foreign currency transactions and, in general, does not have significant exposure to loss from foreign currencies. Foreign currency activities are generally related to services provided to commercial customers. Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2016, and is incorporated herein by reference.

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

Employees

At December 31, 2016, First Financial and its subsidiaries had 1,521 full-time and part-time employees.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

In August 2015, First Financial acquired Oak Street Funding. Founded in 2003 and headquartered in Carmel, Indiana, Oak Street Funding primarily finances insurance agencies for the purposes of agency acquisitions, agency ownership transitions, the purchase by agencies of books of business, as well as financing general working capital needs. First Financial acquired Oak Street Holdings Corporation, the parent of Oak Street Funding, in an all-cash transaction which resulted in Oak Street Holdings Corporation becoming a subsidiary of the Bank. The Company also paid off certain indebtedness due under financing facilities at the time of the merger.

Market and Competitive Information

First Financial utilizes a community banking business model and serves a combination of metropolitan and non-metropolitan markets through its full-service banking centers primarily in Indiana, Ohio, and Kentucky.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients and helping them reach greater levels of financial success.

We also compete on a nationwide basis with respect to franchisee lending through our franchise finance subsidiary, First Franchise Capital and with respect to insurance agency lending through Oak Street Funding.

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income, and population growth within key segments.  The Midwestern markets that First Financial serves have historically not experienced the level of economic volatility experienced in other areas of the country, although material fluctuations may occur.

First Financial believes that it is well positioned to compete in its markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a local decision-making process and believes that it is better positioned to compete for business than smaller community banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the Bank's geographic footprint. Through its diversified delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial is able to meet the needs of its customers in an ever-changing marketplace.

First Financial faces strong competition from financial institutions and other non-financial organizations.  Its competitors include local and regional financial institutions, savings and loans, and bank holding companies, as well as some of the largest banking organizations in the United States.  In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, margin loans, and other services similar to those offered by First Financial.  Online lenders also create additional competition, particularly in the mortgage and consumer lending areas. Major consumer retail stores compete for loans by offering credit cards and retail installment contracts.  It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify.

Supervision and Regulation

First Financial Bank and its subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers, the Deposit Insurance Fund (DIF), and the banking system in general and not for the protection of shareholders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, interest rates that can be charged on loans and consumer protection communications and disclosures.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) required the adoption of numerous regulations by various government agencies, including the bank regulatory agencies and the SEC. While most of such regulations applicable to us and expected to have a significant effect on us have been adopted or proposed, some of which are discussed below, others remain to be adopted, and their effect on us cannot yet be determined.

Bank Holding Company Regulation

We are subject to the provisions of the Bank Holding Company Act of 1956, as amended (the BHCA) and subject to supervision and examination by the Federal Reserve Board.  The BHCA requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States.  In addition, First Financial’s acquisition of a savings and loan association would require Federal Reserve Board approval. Acquisitions are also subject to certain anti-competitive limitations.

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

Bank holding companies that satisfy capital, regulatory examination and other requirements may elect to become financial holding companies.  Financial holding companies are permitted to engage in certain activities that are “financial in nature” (including insurance underwriting, securities brokerage and merchant banking activities) that are not permitted for other bank holding companies.  First Financial’s current strategic plans do not include utilizing these expanded activities and, as a result, it has not elected to become a financial holding company.

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to its shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Dodd Frank Act codified the “source of strength” policy as a statutory requirement.

Depository Institution Regulation

The Bank, as a bank chartered under the laws of the State of Ohio and a member of the Federal Reserve Bank of Cleveland (Federal Reserve Bank), is subject to supervision and examination by the Federal Reserve Board and the Ohio Division of Financial Institutions (ODFI). The Bank's deposits are insured up to the legal limits by the DIF, which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act (FDIA). The Bank is also subject to regulations of the Consumer Financial Protection Bureau (CFPB), which was established by the Dodd-Frank Act and has broad powers to adopt and enforce consumer protection regulations.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies as well as state banks that are members of a Federal Reserve Bank. The Office of the Comptroller of the Currency (OCC) and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of prompt corrective action regulatory provisions.

In July 2013, the the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations such as First Financial. These new capital rules implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules). Community banking organizations, including First Financial and the Bank, began transitioning to the new rules in 2015 when the new minimum capital requirements became effective on January 1, 2015. A new capital conservation buffer (i.e. common equity) and additional new deductions from common equity capital will phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The current capital rules include (a) a common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer greater than 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer as of January 1, 2017, is 1.25%.

Federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions that become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Each such institution is also required to file a capital plan with its primary federal regulator, and its holding company must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

In accordance with Basel III requirements effective January 1, 2015, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2016, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines previously described.

Limitations on Dividends and Other Payments

There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its bank holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum capital levels established by the Federal Reserve Board. The amount of dividends payable by the Bank is also restricted if the Bank does not hold a capital conservation buffer as described above. In addition, the Bank must have the approval of the Federal Reserve Board and the ODFI if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Under Ohio law, the Bank may pay a dividend from surplus only with the approval of the shareholders holding at least two-thirds of the outstanding shares of each class of the Bank’s stock and the approval of the ODFI. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

The ability of First Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. However, because the Federal Reserve Board expects us to serve as a source of strength to the Bank, as discussed above, payment of dividends by the Bank may be restricted at any time at the discretion of the Federal Reserve Board if the Federal Reserve Board deems such dividends to constitute an unsafe and/or unsound banking practice.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company generally should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under certain circumstances, a bank holding company must provide notice to the Federal Reserve Board of an intended dividend payment, to which the Federal Reserve Board might object if it determines the payment would be an unsafe or unsound practice.

Insurance of Accounts

The FDIC maintains the DIF which insures the deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the United States government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to

1.35% from the former statutory minimum of 1.15%.  The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security or a derivative, commodity future or option on a security in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. government, agency and/or municipal obligations, and it excludes trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of various exceptions. The Bank from time to time may engage in trading activities or own the types of funds regulated by the Volcker Rule.

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

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Joint Guidance made incentive compensation part of the regulatory agencies’ examination process, with the findings of the supervisory initiatives included in reports of examination and enforcement actions possible.

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, including Level 3 institutions like us, the proposed rule would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Further, as stock exchanges impose additional listing requirements under the Dodd-Frank Act, public companies will be required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures, which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

State Law

As an Ohio-chartered bank, the Bank is subject to regular examination by the ODFI. State banking regulation affects the Bank’s internal organization and corporate governance, capital distributions, activities, acquisitions of other institutions and branching. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The ODFI may initiate supervisory measures or formal enforcement actions, and under certain circumstances, it may take control of an Ohio-chartered bank.

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
As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses inherent in our total loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.
Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint may adversely affect us, including requiring us to take additional loan loss provisions or to write down loans.

First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may adversely affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. Due to First Financial's volume of real estate loans, declining real estate values could adversely affect the value of property used as collateral as well as First Financial’s ability to sell the collateral upon foreclosure.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially and adversely affect our financial condition and results of operations.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact our results of operations and financial condition. Additionally, increases in unemployment also may adversely affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Additionally, a concentration of natural disasters or a significant disruption in the insurance market could adversely impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result credit losses may increase in the future.

Our allowance for loan and lease losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan and lease losses is maintained at a level adequate to absorb probable incurred losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan and lease losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The accounting measurements related to impairment and the allowance for loan and lease losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, in addition to increasing our funding costs.

Our wealth management business subjects us to a variety of investment and market risks.

At December 31, 2016, we had $2.4 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.

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

Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cybersecurity breach of a vendor's system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. Furthermore, we may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

We rely on our systems, employees, and certain counterparties, and certain failures, such as a security breach, could adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. A cybersecurity breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.

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

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

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

Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices which can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to increased costs.

We may not pay dividends on our common shares.

Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends on common shares are dependent upon dividends paid to us by the Bank, which are subject to regulatory restrictions in certain circumstances. A reduction in our dividend rate could adversely affect the market price of our common shares.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of the close of business on December 31, 2016, the Bank had $150.1 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2016, we had indebtedness of $927.5 million.

If our regulators deem it appropriate, they can take regulatory actions that could impact our ability to compete for new business, constrain our ability to fund our liquidity needs, and increase the cost of our services.

First Financial and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the OCC (in 2016), the Federal Reserve Board, the FDIC, SEC, the Financial Industry Regulatory Authority (FINRA), the Ohio Division of Financial Institutions, and various other state regulatory agencies. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.

Disruptions in our ability to access capital markets may negatively affect our capital resources, liquidity and business.

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

The fiscal and monetary policies of the U.S. government and its agencies could have a material adverse effect on our earnings.

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

See the “Critical Accounting Policies” in the MD&A and Note 1, “Summary Of Significant Accounting Policies,” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our system of control, misstatements due to error or fraud may occur and not be detected.

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

Our revenues derived from investment securities may be volatile and subject to a variety of risks.

We generally maintain investment securities and trading positions in the fixed income markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our investment portfolio are affected by many factors, including our credit position, interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments could experience volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2016, the Company operated 102 banking centers, 24 of which are leased facilities.  Our core banking operating markets are located within the three state region of Ohio, Indiana, and Kentucky. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 60 banking centers in Ohio, 38 banking centers in Indiana and four banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana with additional franchise lending operation related services located in New Jersey.

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

On at least a quarterly basis, First Financial assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that First Financial will incur a loss and the amount of the loss can be reasonably estimated, First Financial records a liability in its consolidated financial statements. These legal reserves may be adjusted to reflect any relevant developments on a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, First Financial has not accrued legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, First Financial’s management believes that its established legal reserves are currently adequate. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to First Financial’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

Supplemental Item. Executive Officers of the Registrant.

The following table sets forth information concerning the executive officers of First Financial as of February 15, 2017. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial, as indicated in the below table, who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Position with First Financial Bank or a Subsidiary	Age
Claude E. Davis	Chief Executive Officer	Chief Executive Officer	56

Anthony M. Stollings	President, Chief Operating Officer	President, Consumer Banking and Chief Operating Officer	62

John M. Gavigan	Chief Financial Officer	Chief Financial Officer	38

Scott T. Crawley	Corporate Controller and Principal Accounting Officer	Corporate Controller and Principal Accounting Officer	36

Matthew B. Burgess	Chief Internal Auditor	Chief Internal Auditor	57

Shannon M. Kuhl	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	46

William J. Sorg	Chief Risk Officer	Chief Risk Officer	43

Richard S. Dennen		President, Commercial Finance	50

C. Douglas Lefferson		Chief Credit Officer	52

Bradley J. Ringwald		President, Community Banking	43

Paul C. Silva		President, Investment Commercial Real Estate	52

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis - Claude Davis is the Chief Executive Officer of both First Financial Bancorp and First Financial Bank, positions he has held since October 1, 2004.  He has served on the board of directors of each of First Financial Bancorp and First Financial Bank since October 1, 2004 and also has been Chairman of the Board of Directors of First Financial Bank since October 1, 2004.  From October 1, 2004 until December 1, 2014, Mr. Davis held the title of President First Financial Bancorp.  From October 1, 2004 until August 20, 2013, Mr. Davis held the title of President of First Financial Bank.  Mr. Davis has over 29 years of experience in the financial services industry.

Anthony M. Stollings - Anthony Stollings presently holds the title of President, Chief Operating Officer of First Financial Bancorp and President, Consumer Banking and Chief Operating Officer of First Financial Bank. He was appointed to the position of President, Consumer Banking in January 2017 and the positions of President, Chief Operating Officer for First Financial Bancorp and Chief Operating Officer for First Financial Bank in December 2014.  He served as the Chief Financial Officer of each of First Financial Bancorp and First Financial Bank from January 2013 through November 2014.  Mr. Stollings also served as the Chief Risk Officer of each of First Financial Bancorp and First Financial Bank from September 2011 through

January 2013.  Mr. Stollings served as the Chief Accounting Officer of each of First Financial Bancorp and First Financial Bank from his hire in December 2006 until September 2011.

John M. Gavigan - John Gavigan is the Chief Financial Officer of both First Financial Bancorp and First Financial Bank where he is responsible for the Company’s Finance, Accounting, Treasury and Investor Relations areas.  He was appointed to these roles in December 2014.  He previously served as Corporate Controller from 2011 through 2014 and as Assistant Controller from 2008 through 2011.  Mr. Gavigan is a certified public accountant (inactive).

Scott T. Crawley - Scott Crawley is the Corporate Controller and Principal Accounting Officer of both First Financial Bancorp and First Financial Bank where he is responsible for the Company’s Accounting department. He was appointed to these roles in December 2014, and January 2017, respectively. He joined First Financial in January 2012 as the Assistant Controller, a position he held until December 2014. Mr. Crawley is a certified public accountant.

Matthew B. Burgess - Matt Burgess is the Chief Internal Auditor of each of First Financial Bancorp and First Financial Bank, a role he has held since joining First Financial in October 2011.  Before joining First Financial, he held audit department leadership and general audit positions in several financial institutions and external auditor consultants.  Mr. Burgess is a certified public accountant, certified internal auditor (CIA), and certified information systems auditor (CISA).

Shannon M. Kuhl - Shannon Kuhl is the Chief Legal Officer and Chief Compliance Officer of First Financial Bancorp and First Financial Bank. She has held the position of Chief Compliance Officer since September 2016 and the position of Chief Legal Officer since November 2013. She served as Chief Bank Counsel from August 2013 until November 2013. Ms. Kuhl served as Associate General Counsel from her hire in 2006 until August 2013.

William J. Sorg - William “Skip” Sorg is the Chief Risk Officer of First Financial Bancorp and First Financial Bank, positions he has held since December 2014.  He previously served as the First Vice President of Financial Planning and Balance Sheet Management from April 2013 through November 2014.  Mr. Sorg joined First Financial in October 2009 as the Vice President of Asset Liability Management, a position he held through March 2013.

Richard S. Dennen - Rick Dennen is the President of Commercial Finance, a position he has held since September 2016. He previously served as the President of First Financial Bank’s wholly owned subsidiary, Oak Street Funding, LLC. Mr. Dennen founded Oak Street Funding in 2003 and served as its President and Chief Executive Officer through the purchase of the company by the Bank in August 2015. Mr. Dennen is a certified public accountant.

C. Douglas Lefferson - Doug Lefferson presently holds the position of Chief Credit Officer, First Financial Bank. He was appointed to this position effective July 2016. Mr. Lefferson previously served as President, Community Banking of First Financial Bank from December 2014 to May 2016, President, Eastern Markets effective January 2014 until December 2014 and as President, Commercial Banking and Wealth Management from September 2013 until January 2014. He served as the Chief Banking Officer of First Financial Bank from November 2010 until September 2013. Mr. Lefferson also previously served as the Chief Operating Officer of First Financial Bancorp and First Financial Bank from April 2005 until November 2010 and as the Chief Financial Officer of First Financial Bancorp and First Financial Bank from January 2002 until April 2005. Mr. Lefferson joined First Financial in 1986 and has spent his entire banking career in various positions within the company.

Bradley J. Ringwald - Mr. Ringwald is the President of Community Banking, a position he has held since September 2016. He oversees the bank’s development efforts for Commercial, Mortgage, and Wealth Management teams and works closely with local market leadership. He previously served as the President of Corporate and Specialty Banking of First Financial Bank from February 2016 to September 2016.  Mr. Ringwald also served as the President of Specialty Banking from July 2014 until February 2016, the President of Corporate Banking from September 2013 until July 2014, the Commercial and Industrial Lending Product Manager from July 2011 to September 2013, and the Senior Vice President of Commercial and Industrial Lending from February 2010 to July 2011.  Mr. Ringwald first joined First Financial in 2006.  Mr. Ringwald has over 20 years of commercial banking experience and is a certified public accountant (inactive).

Paul C. Silva - Mr. Silva is the President of Investment Commercial Real Estate, a position he has held since September 2016. He previously served as Regional President of the Cincinnati market from October 2013 to September 2016. He also served as the Commercial Manager of the Greater Cincinnati/Butler-Warren market from his hiring in November 2010 to October 2013. Mr. Silva has over 25 years of banking experience.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2016 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 23, 2017, our common shares were held by approximately 2,402 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2016, a total of 113,307 stock options and 648,817 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 18 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2016 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2016 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which of our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	113,307	$12.08	623,865
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. 2012 Stock Plan (2012 Plan).  The 2012 Plan includes provisions regarding adjustments to the number of securities available for future issuance under the 2012 Plan in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the 2012 Plan permits the Board of Directors or the Compensation Committee of the board to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors or the Compensation Committee, as the case may be, determine to be appropriate in its sole discretion.  All of the securities reported in column (c) are available under the 2012 Plan.

N/A - Not applicable.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2016 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2016.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
November 1 to November 30, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
December 1 to December 31, 2016
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	11,800	28.52	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	11,800	$28.52	N/A

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s 1999 Stock Incentive Plan for Officers and Employees, Amended and Restated 2009 Non-Employee Director Stock Plan and 2012 Stock Plan (collectively referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to the Stock Plans and the average price paid per share.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

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

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2016 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2016 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 15-Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2016 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2016 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2016 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by First Financial in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms (the disclosure controls and procedures).  In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

First Financial’s chief executive officer and chief financial officer, together with other members of senior management, have evaluated First Financial’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, First Financial’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective (i) to ensure that material information relating to First Financial, including its consolidated subsidiaries, is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed.

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s 2016 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls
First Financial maintains a system of internal controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition that could have a material effect on the financial statements.  There were no changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting during the year ended December 31, 2016.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Compliance with Section 16(a) of the Exchange Act,” and “Shareholder Nominations for Election to the Board” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on
May 23, 2017, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

As of December 31, 2016, there have been no material changes to the procedures by which shareholders may recommend nominees to the First Financial Board of Directors.

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

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13-Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2016 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2016 Annual Report (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Balance Sheets as of December 31, 2016 and 2015 - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Statements of Income for years ended December 31, 2016, 2015, and 2014 - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2016, 2015, and 2014 - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015, and 2014 - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2016, 2015, and 2014 - Incorporated by reference from First Financial’s 2016 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2016 Annual Report

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

The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit
Number

2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Peoples Community Bank, West Chester, Ohio, the Federal Deposit Insurance Corporation and First Financial Bank, National Association, dated as of July 31, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009 and incorporated herein by reference) (Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)(File No. 000-12379).

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
10.1
First Financial Bancorp. Dividend Reinvestment and Share Purchase Plan, dated April 24, 1997 (filed as Exhibit A to a Registration Statement on Form S-3 filed on April 24, 1997, and incorporated herein by reference) (File No. 333-25745).

10.2
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (filed as Exhibit A to the Registrant's Proxy Statement filed on March 22, 1999, and incorporated herein by reference) (File No. 000-12379).*

10.3
Form of Stock Option Agreement for Incentive Stock Options (2005 - 2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.1 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.4
Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.5
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.30 for the Form 10-Q filed for the quarter ended September 30, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.6
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.7
First Financial Bancorp. Amended and Restated 2009 Non-Employee Director Stock Plan (filed as Appendix B to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.8
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2009 Non-Employee Directors Stock Plan (filed as Exhibit 10.34 to the Form10-Q for the quarter ended June 30, 2010 and incorporated herein by reference) (File No. 001-34762).*

10.9	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.10	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.11
First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.12
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

10.14	First Financial Bancorp. Short-Term Incentive Plan (filed as Appendix C to the Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference) (File No. 001-34762).*
10.15	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 11, 2016) (File No. 001-34762).*
10.16
First Financial Bancorp. Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015 (originally established in 2011)(filed as Exhibit 10.1 to the Form 8-K on May 25, 2016 and incorporated herein by reference) (File No. 001-34762).*

10.17
Agreement for Stock Award pursuant to the 2011 Key Executive Incentive Plan between First Financial Bancorp. and Claude E. Davis (filed as exhibit 10.1 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.18	Form of Agreement for Stock Award pursuant to the Key Executive Incentive Plan between First Financial Bancorp. (3-year holding period).*
10.19	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.20
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends)(filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762).*

10.21
Agreement for Performance-Based Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan between First Financial Bancorp. and Claude E. Davis (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762).*

10.22
Form of Agreement for 2014 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.23
Form of Agreement for 2015 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.24
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.25
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.26
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.27
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.28
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (Directors, 1-year vest/accrual of dividends) ) (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

10.29
First Financial Bancorp. Amended and Restated Key Management Severance Plan effective January 1, 2013 (as approved November 28, 2012) (filed as exhibit 10.2 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.30
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.31
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

10.32
Severance and Change in Control Agreement between First Financial Bancorp. and John M. Gavigan, Chief Financial Officer dated March 13, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on March 16, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.33
Employment and Non-Competition Agreement between First Financial Bank and Richard S. Dennen, President of Oak Street Funding, LLC dated July 23, 2015 (filed as exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 000-34762).*

13	Registrant’s annual report to shareholders for the year ended December 31, 2016.
14.1	First Financial Bancorp. Code of Conduct, as approved October 25, 2016.
14.2
Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference) (File No. 001-34762)

21	First Financial Bancorp. Subsidiaries.
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
Chief Executive Officer

Date	2/24/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis, Director		John M. Gavigan, Senior Vice President and Chief Financial Officer
Chief Executive Officer

Date	2/24/2017	Date	2/24/2017

/s/ Murph Knapke		/s/ Scott Crawley
Murph Knapke, Director		Scott T. Crawley, First Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/24/2017	Date	2/24/2017

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/24/2017	Date	2/24/2017

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/24/2017	Date	2/24/2017

/s/ Peter E. Geier		/s/ Susan L. Knust
Peter E. Geier, Director		Susan L. Knust, Director

Date	2/24/2017	Date	2/24/2017

/s/ William J. Kramer		/s/ Jeffrey D. Meyer
William J. Kramer, Director		Jeffrey D. Meyer, Director

Date	2/24/2017	Date	2/24/2017

/s/ John T. Neighbours		/s/ Richard E. Olszewski
John T. Neighbours, Director		Richard E. Olszewski, Director

Date	2/24/2017	Date	2/24/2017

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director

Date	2/24/2017