Form 10-Q
period 2017-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2017-05-05
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 001-34762

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 700 Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (877) 322-9530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/4/2017
Common stock, No par value	62,130,532

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	Fair Value Topic	FASB ASC Topic 825, Financial Instruments
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting standards codification	FHLB	Federal Home Loan Bank
ASU	Accounting standards update	First Financial	First Financial Bancorp.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	IRLC	Interest Rate Lock Commitment
Bp/bps	Basis point(s)	N/A	Not applicable
CDs	Certificates of deposit	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$117,914	$121,598
Interest-bearing deposits with other banks	39,058	82,450
Investment securities available-for-sale, at fair value (amortized cost $1,223,188 at March 31, 2017 and $1,045,337 at December 31, 2016)	1,220,046	1,039,870
Investment securities held-to-maturity (fair value $732,024 at March 31, 2017 and $763,575 at December 31, 2016)	730,796	763,254
Other investments	50,996	51,077
Loans held for sale	7,657	13,135
Loans and leases
Commercial and industrial	1,779,635	1,781,948
Lease financing	88,888	93,108
Construction real estate	446,332	399,434
Commercial real estate	2,398,235	2,427,577
Residential real estate	486,601	500,980
Home equity	458,974	460,388
Installment	52,063	50,639
Credit card	43,354	43,408
Total loans and leases	5,754,082	5,757,482
Less: Allowance for loan and lease losses	56,326	57,961
Net loans and leases	5,697,756	5,699,521
Premises and equipment	131,808	131,579
Goodwill and other intangibles	210,324	210,625
Accrued interest and other assets	324,815	324,858
Total assets	$8,531,170	$8,437,967

Liabilities
Deposits
Interest-bearing demand	$1,494,892	$1,513,771
Savings	2,284,821	2,142,189
Time	1,202,563	1,321,843
Total interest-bearing deposits	4,982,276	4,977,803
Noninterest-bearing	1,547,600	1,547,985
Total deposits	6,529,876	6,525,788
Federal funds purchased and securities sold under agreements to repurchase	52,484	120,212
Federal Home Loan Bank short-term borrowings	806,700	687,700
Total short-term borrowings	859,184	807,912
Long-term debt	119,629	119,589
Total borrowed funds	978,813	927,501
Accrued interest and other liabilities	142,416	119,454
Total liabilities	7,651,105	7,572,743

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2017 and 2016	567,911	570,382
Retained earnings	451,073	437,188
Accumulated other comprehensive loss	(26,639)	(28,443)
Treasury stock, at cost, 6,596,446 shares in 2017 and 6,751,179 shares in 2016	(112,280)	(113,903)
Total shareholders' equity	880,065	865,224
Total liabilities and shareholders' equity	$8,531,170	$8,437,967

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Interest income
Loans, including fees	$66,868	$63,399
Investment securities
Taxable	11,608	11,373
Tax-exempt	1,353	1,162
Total interest on investment securities	12,961	12,535
Other earning assets	(1,001)	(1,139)
Total interest income	78,828	74,795
Interest expense
Deposits	6,925	5,530
Short-term borrowings	1,432	1,170
Long-term borrowings	1,539	1,540
Total interest expense	9,896	8,240
Net interest income	68,932	66,555
Provision for loan and lease losses	367	1,655
Net interest income after provision for loan and lease losses	68,565	64,900
Noninterest income
Service charges on deposit accounts	4,644	4,381
Trust and wealth management fees	3,747	3,440
Bankcard income	3,135	2,882
Client derivative fees	1,103	1,095
Net gains from sales of loans	1,216	1,181
Net gains on sales of investment securities	516	24
Other	3,003	2,509
Total noninterest income	17,364	15,512
Noninterest expenses
Salaries and employee benefits	31,750	29,615
Net occupancy	4,515	4,957
Furniture and equipment	2,177	2,213
Data processing	3,298	2,718
Marketing	510	1,065
Communication	447	481
Professional services	1,758	1,813
State intangible tax	721	639
FDIC assessments	932	1,132
Loss (gain) - other real estate owned	24	(190)
Other	4,913	6,277
Total noninterest expenses	51,045	50,720
Income before income taxes	34,884	29,692
Income tax expense	10,470	9,878
Net income	$24,414	$19,814
Net earnings per common share - basic	$0.40	$0.32
Net earnings per common share - diluted	$0.39	$0.32
Cash dividends declared per share	$0.17	$0.16
Average common shares outstanding - basic	61,398,414	61,036,797
Average common shares outstanding - diluted	62,140,384	61,840,247

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net income	$24,414	$19,814
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	1,487	7,043
Change in retirement obligation	189	200
Unrealized gain (loss) on derivatives	128	128
Other comprehensive income (loss)	1,804	7,371
Comprehensive income	$26,218	$27,185

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			19,814				19,814
Other comprehensive income (loss)				7,371			7,371
Cash dividends declared:
Common stock at $0.16 per share			(9,830)				(9,830)
Excess tax benefit on share-based compensation		105					105
Exercise of stock options, net of shares purchased		(85)			9,937	167	82
Restricted stock awards, net of forfeitures		(4,685)			203,410	3,347	(1,338)
Share-based compensation expense		1,007					1,007
Balance at March 31, 2016	68,730,731	$567,497	$398,224	$(23,209)	(6,875,704)	$(115,925)	$826,587
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			24,414				24,414
Other comprehensive income (loss)				1,804			1,804
Cash dividends declared:
Common stock at $0.17 per share			(10,529)				(10,529)
Warrant Exercises		(25)			1,484	25	0
Exercise of stock options, net of shares purchased		(377)			34,037	574	197
Restricted stock awards, net of forfeitures		(3,556)			119,212	1,024	(2,532)
Share-based compensation expense		1,487					1,487
Balance at March 31, 2017	68,730,731	$567,911	$451,073	$(26,639)	(6,596,446)	$(112,280)	$880,065

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Operating activities
Net income	$24,414	$19,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	367	1,655
Depreciation and amortization	3,260	3,287
Stock-based compensation expense	1,487	1,007
Pension expense (income)	(319)	(225)
Net amortization (accretion) on investment securities	2,176	1,911
Net gains on sales of investment securities	(516)	(24)
Originations of loans held for sale	(32,085)	(42,935)
Net gains from sales of loans held for sale	(1,216)	(1,181)
Proceeds from sales of loans held for sale	38,633	49,381
Deferred income taxes	75	0
Decrease (increase) cash surrender value of life insurance	(448)	(493)
Decrease (increase) in interest receivable	(1,735)	(2,471)
Decrease (increase) in indemnification asset	1,244	1,374
(Decrease) increase in interest payable	(1,424)	(1,353)
Decrease (increase) in other assets	957	(15,305)
(Decrease) increase in other liabilities	(3,082)	(3,923)
Net cash provided by (used in) operating activities	31,788	10,519

Investing activities
Proceeds from sales of securities available-for-sale	22,239	42,696
Proceeds from calls, paydowns and maturities of securities available-for-sale	49,418	31,974
Purchases of securities available-for-sale	(219,761)	(36,851)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	38,497	22,881
Purchases of securities held-to-maturity	(14,441)	0
Net decrease (increase) in interest-bearing deposits with other banks	43,392	18,152
Net decrease (increase) in loans and leases	1,257	(117,755)
Proceeds from disposal of other real estate owned	1,162	2,035
Purchases of premises and equipment	(3,066)	(4,900)
Net cash provided by (used in) investing activities	(81,303)	(41,768)

Financing activities
Net (decrease) increase in total deposits	4,088	(2,847)
Net (decrease) increase in short-term borrowings	51,272	31,474
Cash dividends paid on common stock	(9,811)	(9,760)
Proceeds from exercise of stock options	282	111
Excess tax benefit on share-based compensation	0	105
Net cash provided by (used in) financing activities	45,831	19,083

Cash and due from banks
Change in cash and due from banks	(3,684)	(12,166)
Cash and due from banks at beginning of period	121,598	114,841
Cash and due from banks at end of period	$117,914	$102,675

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a bank holding company principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and serve to update the Form 10-K for the year ended December 31, 2016.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and it is suggested that these interim statements be read in conjunction with the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited financial statements in the Company’s 2016 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2017. First Financial's revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. First Financial is currently evaluating the impact of this update and does not anticipate that it will have a material impact on its Consolidated Financial Statements, however additional disclosures will be required.

In January 2016, the FASB issued an update (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income. This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given leases outstanding as of March 31, 2017, First Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the

Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

In March 2016, the FASB issued an update (ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships) which clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. In the event of a novation, hedge accounting relationships could continue if all other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance in this ASU became effective in the first quarter 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments) which clarifies that an assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance in this ASU became effective in the first quarter 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-07, Investments-Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting) which eliminates the requirement to retrospectively apply the equity method when an investment that had been accounted for utilizing another method qualifies for use of the equity method. The guidance in this ASU became effective in the first quarter 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting) which requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU became effective in the first quarter 2017. Adoption of this guidance resulted in a $1.1 million reduction in income tax expense during the first quarter of 2017.

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

In January 2017, the FASB issued an update (ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business) which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update also provides a more robust framework to use in determining when a set of assets and activities is a business. The guidance in this ASU will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, and should be applied prospectively on or after the effective date, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued an update (ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from goodwill impairment testing. This update requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with any loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, the update requires consideration of the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable, and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance in this ASU will become effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued an update (ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost) which requires disaggregation of the service cost component from the other components of net benefit cost. This update also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance in this ASU will become effective for annual periods beginning after December 15, 2017, with early adoption permitted. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements, but will result in updated disclosures.

In March 2017, the FASB issued an update (ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities) which amends the amortization period for certain purchased callable debt securities held at a premium and shortens the amortization period for the premium to the earliest call date rather than as an adjustment of yield over the contractual life of the instrument. This update more closely aligns the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, as in most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest in an attempt to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The guidance in this ASU will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2017, proceeds on the sale of $22.2 million of available-for-sale securities resulted in gains of $0.5 million. For the three months ended March 31, 2016, proceeds on the sale of $42.7 million of available-for-sale securities resulted in gains of $0.3 million and $0.3 million losses.

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$0	$98
Securities of U.S. government agencies and corporations	12,522	0	(50)	12,472	18,512	0	(67)	18,445
Mortgage-backed securities - residential	191,301	2,204	(1,010)	192,495	243,509	969	(2,855)	241,623
Mortgage-backed securities - commercial	269,507	2,822	(1,923)	270,406	159,575	294	(747)	159,122
Collateralized mortgage obligations	181,505	1,155	(1,352)	181,308	275,110	686	(2,177)	273,619
Obligations of state and other political subdivisions	75,961	444	(1,062)	75,343	104,741	1,711	(1,082)	105,370
Asset-backed securities	0	0	0	0	347,118	869	(1,006)	346,981
Other securities	0	0	0	0	74,525	1,039	(776)	74,788
Total	$730,796	$6,625	$(5,397)	$732,024	$1,223,188	$5,568	$(8,710)	$1,220,046

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	13,011	0	(110)	12,901	7,056	0	(40)	7,016
Mortgage-backed securities - residential	205,522	1,740	(1,166)	206,096	184,960	1,175	(2,740)	183,395
Mortgage-backed securities - commercial	278,728	3,254	(1,817)	280,165	154,239	188	(826)	153,601
Collateralized mortgage obligations	195,408	1,125	(1,476)	195,057	232,701	634	(2,321)	231,014
Obligations of state and other political subdivisions	70,585	117	(1,346)	69,356	96,934	1,461	(1,514)	96,881
Asset-backed securities	0	0	0	0	322,708	517	(2,013)	321,212
Other securities	0	0	0	0	46,641	741	(728)	46,654
Total	$763,254	$6,236	$(5,915)	$763,575	$1,045,337	$4,716	$(10,183)	$1,039,870

The following table provides a summary of investment securities by contractual maturity as of March 31, 2017, except for mortgage-backed securities, residential and commercial, collateralized mortgage obligations and asset-backed securities, which are shown as single totals, due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$207	$207	$1,199	$1,203
Due after one year through five years	3,727	3,730	22,743	22,702
Due after five years through ten years	2,692	2,764	50,666	51,339
Due after ten years	81,857	81,114	123,268	123,457
Mortgage-backed securities - residential	191,301	192,495	243,509	241,623
Mortgage-backed securities - commercial	269,507	270,406	159,575	159,122
Collateralized mortgage obligations	181,505	181,308	275,110	273,619
Asset-backed securities	0	0	347,118	346,981
Total	$730,796	$732,024	$1,223,188	$1,220,046

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2017 or December 31, 2016.

As of March 31, 2017, the Company's investment securities portfolio consisted of 723 securities, of which 222 were in an unrealized loss position. As of December 31, 2016, the Company's investment securities portfolio consisted of 706 securities, of which 255 securities were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$98	$0	$0	$0	$98	$0
Securities of U.S. Government agencies and corporations	26,987	(117)	0	0	26,987	(117)
Mortgage-backed securities - residential	222,540	(3,597)	9,283	(268)	231,823	(3,865)
Mortgage-backed securities - commercial	132,085	(1,300)	62,069	(1,371)	194,154	(2,671)
Collateralized mortgage obligations	202,529	(2,659)	34,359	(870)	236,888	(3,529)
Obligations of state and other political subdivisions	90,403	(2,055)	11,484	(88)	101,887	(2,143)
Asset-backed securities	51,352	(429)	64,705	(577)	116,057	(1,006)
Other securities	12,123	(370)	15,479	(406)	27,602	(776)
Total	$738,117	$(10,527)	$197,379	$(3,580)	$935,496	$(14,107)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	19,917	(150)	0	0	19,917	(150)
Mortgage-backed securities - residential	180,654	(3,621)	9,890	(285)	190,544	(3,906)
Mortgage-backed securities - commercial	123,122	(1,200)	65,007	(1,443)	188,129	(2,643)
Collateralized mortgage obligations	201,305	(2,882)	42,314	(915)	243,619	(3,797)
Obligations of state and other political subdivisions	94,632	(2,710)	12,023	(150)	106,655	(2,860)
Asset-backed securities	116,057	(764)	92,629	(1,249)	208,686	(2,013)
Other securities	7,746	(237)	21,357	(491)	29,103	(728)
Total	$743,530	$(11,565)	$243,220	$(4,533)	$986,750	$(16,098)

For further detail on the fair value of investment securities, see Note 14 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with distinct interest rates and payment terms. Lending activities are primarily concentrated in states where the Bank currently operates banking centers (Ohio, Indiana and Kentucky). Additionally, First Financial has two national lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts primarily to insurance agents and brokers. Commercial loan categories include commercial and industrial, commercial real estate, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,730,424	$443,164	$2,302,421	$88,054	$4,564,063
Special Mention	18,635	322	36,768	583	56,308
Substandard	30,576	2,846	59,046	251	92,719
Doubtful	0	0	0	0	0
Total	$1,779,635	$446,332	$2,398,235	$88,888	$4,713,090

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$477,768	$454,625	$51,674	$43,354	$1,027,421
Nonperforming	8,833	4,349	389	0	13,571
Total	$486,601	$458,974	$52,063	$43,354	$1,040,992

	As of December 31, 2016
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,725,451	$398,155	$2,349,662	$92,540	$4,565,808
Special Mention	18,256	1,258	15,584	108	35,206
Substandard	38,241	21	62,331	460	101,053
Doubtful	0	0	0	0	0
Total	$1,781,948	$399,434	$2,427,577	$93,108	$4,702,067

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$491,380	$456,314	$50,202	$43,408	$1,041,304
Nonperforming	9,600	4,074	437	0	14,111
Total	$500,980	$460,388	$50,639	$43,408	$1,055,415

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$3,407	$3,269	$1,271	$7,947	$1,767,241	$1,775,188	$4,447	$1,779,635	$0
Lease financing	0	0	0	0	88,888	88,888	0	88,888	0
Construction real estate	3,129	0	1,075	4,204	441,590	445,794	538	446,332	0
Commercial real estate	1,379	8,000	2,166	11,545	2,313,256	2,324,801	73,434	2,398,235	0
Residential real estate	920	171	2,218	3,309	437,737	441,046	45,555	486,601	0
Home equity	244	91	1,665	2,000	454,330	456,330	2,644	458,974	0
Installment	134	11	227	372	50,802	51,174	889	52,063	0
Credit card	253	146	96	495	42,859	43,354	0	43,354	96
Total	$9,466	$11,688	$8,718	$29,872	$5,596,703	$5,626,575	$127,507	$5,754,082	$96

	As of December 31, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$1,257	$208	$1,339	$2,804	$1,773,939	$1,776,743	$5,205	$1,781,948	$0
Lease financing	137	0	115	252	92,856	93,108	0	93,108	0
Construction real estate	0	0	0	0	398,877	398,877	557	399,434	0
Commercial real estate	777	134	5,589	6,500	2,339,327	2,345,827	81,750	2,427,577	2,729
Residential real estate	821	37	2,381	3,239	450,631	453,870	47,110	500,980	0
Home equity	195	145	1,776	2,116	456,143	458,259	2,129	460,388	0
Installment	24	1	258	283	49,058	49,341	1,298	50,639	0
Other	457	177	142	776	42,632	43,408	0	43,408	142
Total	$3,668	$702	$11,600	$15,970	$5,603,463	$5,619,433	$138,049	$5,757,482	$2,871

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 236 TDRs totaling $37.8 million at March 31, 2017, including $29.9 million on accrual status and $7.8 million classified as nonaccrual. First Financial had $0.4 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $1.4 million related to TDRs at March 31, 2017. For the three months ended March 31, 2017 and 2016, First Financial charged off $29 thousand and $0.2 million respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of March 31, 2017, approximately $24.3 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 247 TDRs totaling $35.4 million at December 31, 2016, including $30.2 million of loans on accrual status and $5.1 million classified as nonaccrual. First Financial had $0.9 million of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2016, the ALLL included reserves of $1.9 million related to TDRs, and $22.6 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	2	$3,502	$3,441	8	$2,083	$2,095
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	1	42	42
Residential real estate	0	0	0	2	281	247
Home equity	0	0	0	4	149	140
Installment	0	0	0	2	7	7
Total	2	$3,502	$3,441	17	$2,562	$2,531

The following table provides information on how TDRs were modified during the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Extended maturities	$625	$486
Adjusted interest rates	2,877	0
Combination of rate and maturity changes	0	162
Forbearance	0	0
Other (1)	0	1,883
Total	$3,502	$2,531
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

For the three months ended March 31, 2017, there were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification. For the comparable period in 2016, there were four TDRs with a balance of $0.3 million that experienced a payment default within twelve months of the modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Impaired loans
Nonaccrual loans (1)
Commercial and industrial	$9,249	$2,419
Lease financing	102	195
Construction real estate	1,075	0
Commercial real estate	14,324	6,098
Residential real estate	4,520	5,251
Home equity	3,571	3,400
Installment	322	367
Credit card	0	0
Nonaccrual loans (1)	33,163	17,730
Accruing troubled debt restructurings	29,948	30,240
Total impaired loans	$63,111	$47,970
(1) Nonaccrual loans include nonaccrual TDRs of $7.8 million and $5.1 million as of March 31, 2017 and December 31, 2016, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$816	$754
Interest included in income
Nonaccrual loans	142	76
Troubled debt restructurings	226	232
Total interest included in income	368	308
Net impact on interest income	$448	$446

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

First Financial's investment in impaired loans was as follows:

	As of March 31, 2017			As of December 31, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$19,080	$20,250	$0	$12,134	$12,713	$0
Lease financing	102	102	0	195	195	0
Construction real estate	1,075	1,075	0	0	0	0
Commercial real estate	27,646	30,475	0	12,232	14,632	0
Residential real estate	7,653	8,941	0	8,412	9,648	0
Home equity	4,249	5,739	0	3,973	5,501	0
Installment	389	563	0	437	603	0
Total	60,194	67,145	0	37,383	43,292	0

Loans with an allowance recorded
Commercial and industrial	1,118	1,118	332	1,069	1,071	550
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	519	519	56	8,228	8,277	593
Residential real estate	1,180	1,182	179	1,189	1,189	179
Home equity	100	100	2	101	101	2
Installment	0	0	0	0	0	0
Total	2,917	2,919	569	10,587	10,638	1,324

Total
Commercial and industrial	20,198	21,368	332	13,203	13,784	550
Lease financing	102	102	0	195	195	0
Construction real estate	1,075	1,075	0	0	0	0
Commercial real estate	28,165	30,994	56	20,460	22,909	593
Residential real estate	8,833	10,123	179	9,601	10,837	179
Home equity	4,349	5,839	2	4,074	5,602	2
Installment	389	563	0	437	603	0
Total	$63,111	$70,064	$569	$47,970	$53,930	$1,324

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	March 31, 2017		March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial and industrial	$15,607	$109	$14,965	$74
Lease financing	149	1	122	0
Construction real estate	538	0	0	0
Commercial real estate	19,939	160	15,152	70
Residential real estate	8,033	46	7,287	46
Home equity	4,111	24	5,455	21
Installment	413	2	236	1
Total	48,790	342	43,217	212

Loans with an allowance recorded
Commercial and industrial	1,094	13	983	9
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	4,374	5	8,663	77
Residential real estate	1,185	7	1,542	9
Home equity	101	1	101	1
Installment	0	0	0	0
Total	6,754	26	11,289	96

Total
Commercial and industrial	16,701	122	15,948	83
Lease financing	149	1	122	0
Construction real estate	538	0	0	0
Commercial real estate	24,313	165	23,815	147
Residential real estate	9,218	53	8,829	55
Home equity	4,212	25	5,556	22
Installment	413	2	236	1
Total	$55,544	$368	$54,506	$308

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$6,284	$13,254
Additions
Commercial and industrial	122	786
Residential real estate	165	122
Total additions	287	908
Disposals
Commercial and industrial	(925)	(200)
Residential real estate	(237)	(1,835)
Total disposals	(1,162)	(2,035)
Valuation adjustment
Commercial and industrial	(46)	(117)
Residential real estate	(63)	(71)
Total valuation adjustment	(109)	(188)
Balance at end of period	$5,300	$11,939

The preceding table includes OREO subject to loss sharing agreements of $0.5 million and $38 thousand at March 31, 2017 and 2016, respectively.

FDIC indemnification asset. First Financial recorded an FDIC indemnification asset of $10.8 million and $12.0 million on the consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. The FDIC indemnification asset results from the loss sharing agreements entered into in conjunction with First Financial's FDIC-assisted transactions, and represents expected reimbursements from the FDIC for losses on covered assets.

The accounting for the FDIC indemnification asset is closely related to the accounting for the underlying, indemnified assets as well as the on-going assessment of the collectibility of the indemnification asset. The primary activities impacting the FDIC indemnification asset are FDIC claims, amortization, FDIC loss sharing income and accelerated discount. For a detailed discussion on the indemnification asset, please refer to the Loans and Leases note in the 2016 Form 10-K.

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

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the first quarter of 2017.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$49,422	$43,149
Provision for loan and lease losses	1,481	1,735
Loans charged-off	(2,514)	(1,367)
Recoveries	418	858
Balance at end of period	$48,807	$44,375

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$8,539	$10,249
Provision for loan and lease losses	(1,114)	(80)
Loans charged-off	(236)	(1,075)
Recoveries	330	263
Balance at end of period	$7,519	$9,357

Changes in the allowance for loan and lease losses
Balance at beginning of period	$57,961	$53,398
Provision for loan and lease losses	367	1,655
Loans charged-off	(2,750)	(2,442)
Recoveries	748	1,121
Balance at end of period	$56,326	$53,732

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended March 31, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	(596)	(100)	325	(2,566)	2,329	805	9	161	367
Loans charged off	(1,743)	0	0	(485)	(61)	(180)	(49)	(232)	(2,750)
Recoveries	262	0	0	256	9	106	71	44	748
Total net charge-offs	(1,481)	0	0	(229)	(52)	(74)	22	(188)	(2,002)
Ending allowance for loan and lease losses	$17,148	$616	$3,607	$23,745	$5,485	$3,774	$419	$1,532	$56,326

	March 31, 2017
			Real Estate
	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$332	$0	$0	$56	$179	$2	$0	$0	$569
Collectively evaluated for impairment	16,816	616	3,607	23,689	5,306	3,772	419	1,532	55,757
Ending allowance for loan and lease losses	$17,148	$616	$3,607	$23,745	$5,485	$3,774	$419	$1,532	$56,326

Loans
Individually evaluated for impairment	$20,198	$102	$1,075	$28,165	$8,833	$4,349	$389	$0	$63,111
Collectively evaluated for impairment	1,759,437	88,786	445,257	2,370,070	477,768	454,625	51,674	43,354	5,690,971
Total loans	$1,779,635	$88,888	$446,332	$2,398,235	$486,601	$458,974	$52,063	$43,354	$5,754,082

	Three months ended March 31, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$821	$1,810	$23,656	$4,014	$3,943	$386	$1,773	$53,398
Provision for loan and lease losses	1,432	45	439	(420)	8	185	(58)	24	1,655
Loans charged off	(479)	0	(3)	(1,262)	(45)	(340)	(73)	(240)	(2,442)
Recoveries	222	0	26	442	63	188	99	81	1,121
Total net charge-offs	(257)	0	23	(820)	18	(152)	26	(159)	(1,321)
Ending allowance for loan and lease losses	$18,170	$866	$2,272	$22,416	$4,040	$3,976	$354	$1,638	$53,732

	December 31, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$550	$0	$0	$593	$179	$2	$0	$0	$1,324
Collectively evaluated for impairment	18,675	716	3,282	25,947	3,029	3,041	388	1,559	56,637
Ending allowance for loan and lease losses	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961

Loans
Individually evaluated for impairment	$13,203	$195	$0	$20,460	$9,601	$4,074	$437	$0	$47,970
Collectively evaluated for impairment	1,768,745	92,913	399,434	2,407,117	491,379	456,314	50,202	43,408	5,709,512
Total loans	$1,781,948	$93,108	$399,434	$2,427,577	$500,980	$460,388	$50,639	$43,408	$5,757,482

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial recorded no additions to goodwill during 2017 or 2016. First Financial had goodwill of $204.1 million as of March 31, 2017 and December 31, 2016, respectively.

Goodwill is not amortized, but is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2016 and no impairment was indicated.  As of March 31, 2017, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of March 31, 2017 and December 31, 2016, First Financial had $6.2 million and $6.5 million, respectively, of other intangible assets, which primarily consist of core deposit intangibles and are included in Goodwill and other intangibles in the Consolidated Balance Sheets.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at estimated fair value at the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $4.2 million and $4.5 million as of March 31, 2017 and December 31, 2016, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 4.5 years. Amortization expense recognized on intangible assets for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Bank and the client. To secure it's liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $806.7 million in short-term borrowings with the FHLB at March 31, 2017 and $687.7 million as of December 31, 2016. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2017 and December 31, 2016.

In 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company, or callable by the holders of the notes, prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Long-term debt also includes $0.3 million and $0.4 million of FHLB long-term advances as of March 31, 2017 and December 31, 2016, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$120,000	5.13%	$120,000	5.13%
Unamortized debt issuance costs	(1,493)	N/A	(1,537)	N/A
FHLB	347	1.45%	351	1.43%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,629	5.15%	$119,589	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2017
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$2,832	$516	$2,316	$(829)	$1,487	$(4,549)	$1,487	$(3,062)
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,091)	128	(963)
Retirement obligation	0	(335)	335	(146)	189	(22,803)	189	(22,614)
Total	$3,035	$181	$2,854	$(1,050)	$1,804	$(28,443)	$1,804	$(26,639)

	Three months ended March 31, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,975	$24	$10,951	$(3,908)	$7,043	$(4,933)	$7,043	$2,110
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(1,599)	128	(1,471)
Retirement obligation	0	(317)	317	(117)	200	(24,048)	200	(23,848)
Total	$11,177	$(293)	$11,470	$(4,099)	$7,371	$(30,580)	$7,371	$(23,209)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2017 and 2016, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended
	March 31,
(Dollars in thousands)	2017	2016	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$516	$24	Gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	103	Salaries and employee benefits
Recognized net actuarial loss (2)	(438)	(420)	Salaries and employee benefits
Defined benefit pension plan total	(335)	(317)
Total reclassifications for the period, before tax	$181	$(293)
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

First Financial primarily utilizes interest rate swaps as a means to offer borrowers credit-based products that meet their needs. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company.

Interest rate payments are exchanged with counterparties based on the notional amount established in the interest rate agreement. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages this market value credit risk through counterparty credit policies, which require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits.

At March 31, 2017, the Company had a total counterparty notional amount outstanding of $697.1 million, spread among ten counterparties, with an outstanding liability from these contracts of $2.5 million. At December 31, 2016, the Company had a total counterparty notional amount outstanding of $677.8 million, spread among ten counterparties, with an outstanding liability from these contracts of $5.2 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		March 31, 2017			December 31, 2016
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$697,051	$7,211	$(4,844)	$677,028	$8,401	$(4,158)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	697,051	4,844	(7,214)	677,028	4,158	(8,429)
Total		$1,394,102	$12,055	$(12,058)	$1,354,056	$12,559	$(12,587)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$12,058	$744	$12,802	$12,587	$(462)	$12,125

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2017:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$697,051	5.6	$2,367	3.89%	2.92%
Pay fixed, matched interest rate swaps with counterparty	697,051	5.6	(2,370)	2.92%	3.89%
Total client derivatives	$1,394,102	5.6	$(3)	3.44%	3.37%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $64.6 million as of March 31, 2017 and $64.9 million as of December 31, 2016. The fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $22 thousand and $29 thousand at March 31, 2017 and December 31, 2016, respectively.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2017, the notional amount of the IRLCs was $18.0 million and the notional amount of forward commitments was $17.5 million. As of December 31, 2016, the notional amount of IRLCs was $13.2 million and the notional amount of forward commitments was $17.8 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.2 million at March 31, 2017 and December 31, 2016.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including standby letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of nonperformance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses inherent in standby letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.0 billion at March 31, 2017 and December 31, 2016. As of March 31, 2017, loan commitments with a fixed interest rate totaled $83.9 million while commitments with variable interest rates totaled $1.9 billion. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from one year to 19 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $18.8 million and $18.4 million at March 31, 2017 and December 31, 2016, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets. First Financial's affordable housing commitments totaled $32.0 million and $32.7 million as of March 31, 2017 and December 31, 2016, respectively. The Company recognized tax credits of $0.8 million and $0.5 million related to its investments in affordable housing projects for the three months ended March 31, 2017 and 2016, respectively. The Company recognized amortization expense which was included in income tax expense of $1.0 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2017 or December 31, 2016.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $4.9 million at both March 31, 2017 and December 31, 2016. The maximum exposure to loss related to these investments was $13.7 million at March 31, 2017 and December 31, 2016, respectively, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million and $0.2 million of tax credits for the three months ended March 31, 2017 and March 31, 2016, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2017. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2017 or December 31, 2016.

NOTE 11:  INCOME TAXES

For the first quarter 2017, income tax expense was $10.5 million, resulting in an effective tax rate of 30.0% compared with income tax expense of $9.9 million and an effective tax rate of 33.3% for the comparable period in 2016. The decrease in the effective tax rate relates primarily to the adoption of ASU 2016-09 regarding employee share-based compensation. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, became effective during the first quarter of 2017 and requires the recognition of the income tax effects of share-based awards through the income statement as a component income tax expense. First Financial recorded a $1.1 million tax benefit as a result of share awards vesting and exercised during the first quarter.

At December 31, 2016, First Financial had $2.4 million of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes, that, if recognized, would favorably affect the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by the Company. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit.

First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2017 and December 31, 2016, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2013 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2013 through 2016 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2016 remain open to state and local examination in various jurisdictions.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2017, or the year ended December 31, 2016, and does not expect to make cash contributions to the plan through the remainder of 2017. As a result of the plan’s actuarial projections, First Financial recorded income of $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Service cost	$1,238	$1,308
Interest cost	589	581
Expected return on assets	(2,481)	(2,431)
Amortization of prior service cost	(103)	(103)
Net actuarial loss	438	420
Net periodic benefit (income) cost	$(319)	$(225)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Numerator
Net income available to common shareholders	$24,414	$19,814

Denominator
Basic earnings per common share - weighted average shares	61,398,414	61,036,797
Effect of dilutive securities
Employee stock awards	674,589	705,779
Warrants	67,381	97,671
Diluted earnings per common share - adjusted weighted average shares	62,140,384	61,840,247

Earnings per share available to common shareholders
Basic	$0.40	$0.32
Diluted	$0.39	$0.32

Warrants to purchase 112,233 and 322,312 shares of the Company's common stock were outstanding as of March 31, 2017 and 2016, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares, were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price, there were no antidilutive options at March 31, 2017 and March 31, 2016.

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

Loans and leases. The fair value of commercial and industrial, lease financing, commercial real estate, residential real estate and consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of loans as Level 3 in the fair value hierarchy.

Impaired loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

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

FDIC indemnification asset. Fair value of the FDIC indemnification asset is estimated using projected cash flows related to the loss sharing agreements based on expected reimbursements for losses and the applicable loss sharing percentages. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The five year period of loss protection expired for the majority of First Financial's non-single family assets effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. The Company classifies the estimated fair value of the indemnification asset as Level 3 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2017
Financial assets
Cash and short-term investments	$156,972	$156,972	$156,972	$0	$0
Investment securities held-to-maturity	730,796	732,024	0	732,024	0
Other investments	50,996	N/A	N/A	N/A	N/A
Loans held for sale	7,657	7,657	0	7,657	0
Loans and leases, net of ALLL	5,697,756	5,724,790	0	0	5,724,790
FDIC indemnification asset	10,773	6,031	0	0	6,031
Accrued interest receivable	19,500	19,500	0	6,633	12,867

Financial liabilities
Deposits
Noninterest-bearing	$1,547,600	$1,547,600	$0	$1,547,600	$0
Interest-bearing demand	1,494,892	1,494,892	0	1,494,892	0
Savings	2,284,821	2,284,821	0	2,284,821	0
Time	1,202,563	1,198,807	0	1,198,807	0
Total deposits	6,529,876	6,526,120	0	6,526,120	0
Short-term borrowings	859,184	859,184	859,184	0	0
Long-term debt	119,629	118,390	0	118,390	0
Accrued interest payable	3,625	3,625	680	2,945	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2016
Financial assets
Cash and short-term investments	$204,048	$204,048	$204,048	$0	$0
Investment securities held-to-maturity	763,254	763,575	0	763,575	0
Other investments	51,077	N/A	N/A	N/A	N/A
Loans held for sale	13,135	13,135	0	13,135	0
Loans and leases, net of ALLL	5,699,521	5,754,845	0	0	5,754,845
FDIC indemnification asset	12,017	6,720	0	0	6,720
Accrued interest receivable	18,503	18,503	0	5,705	12,798

Financial liabilities
Deposits
Noninterest-bearing	$1,547,985	$1,547,985	$0	$1,547,985	$0
Interest-bearing demand	1,513,771	1,513,771	0	1,513,771	0
Savings	2,142,189	2,142,189	0	2,142,189	0
Time	1,321,843	1,316,333	0	1,316,333	0
Total deposits	6,525,788	6,520,278	0	6,520,278	0
Short-term borrowings	807,912	807,912	807,912	0	0
Long-term debt	119,589	117,878	0	117,878	0
Accrued interest payable	5,049	5,049	410	4,639	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2017
Assets
Derivatives	$0	$12,301	$0	$12,301
Investment securities available-for-sale	8,764	1,211,282	0	1,220,046
Total	$8,764	$1,223,583	$0	$1,232,347

Liabilities
Derivatives	$0	$12,111	$0	$12,111

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2016
Assets
Derivatives	$0	$12,922	$0	$12,922
Investment securities available-for-sale	8,711	1,031,159	0	1,039,870
Total	$8,711	$1,044,081	$0	$1,052,792

Liabilities
Derivatives	$0	$12,725	$0	$12,725

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2017
Assets
Impaired loans	$0	$0	$1,249
OREO	0	0	4,098

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2016
Assets
Impaired loans	$0	$0	$8,154
OREO	0	0	3,921

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is an $8.5 billion bank holding company headquartered in Cincinnati, Ohio, and through its subsidiaries, operates primarily in Ohio, Indiana and Kentucky.  These subsidiaries include a commercial bank, First Financial Bank, with 103 banking centers and 126 ATMs. First Financial provides banking and financial services products to business and retail clients through its four lines of business: commercial and private banking, retail banking, investment commercial real estate and commercial finance. Commercial finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Commercial and private banking includes wealth management, which provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services and had $2.5 billion in assets under management as of March 31, 2017.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial’s goal is to develop a competitive advantage by utilizing a local market focus to provide a superior level of service and build long-term relationships with clients in order to help them reach greater levels of financial success. First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, and provides financing throughout the United States to franchise owners and clients within the financial services industry. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint. Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.  First Financial's investment in non-metropolitan markets has historically provided stable, low-cost funding sources and remains an important part of the Bank's core funding base.

OVERVIEW OF OPERATIONS

First quarter 2017 net income was $24.4 million and earnings per diluted common share were $0.39. This compares with first quarter 2016 net income of $19.8 million and earnings per diluted common share of $0.32.

Return on average assets for the first quarter 2017 was 1.18% compared to 0.98% for the comparable period in 2016 and return on average shareholders’ equity was 11.36% and 9.70% for the first quarters of 2017 and 2016, respectively.

A discussion of First Financial's results of operations for the three months ended March 31, 2017 follows.

NET INTEREST INCOME

Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets, including loan-related fees, less interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such earning assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets.

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 35.00% marginal tax rate. Net interest income is presented on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Net interest income	$68,932	$66,555
Tax equivalent adjustment	1,225	1,052
Net interest income - tax equivalent	$70,157	$67,607

Average earning assets	$7,695,717	$7,398,013

Net interest margin (1)	3.63%	3.62%
Net interest margin (fully tax equivalent) (1)	3.70%	3.68%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2017 was $68.9 million, increasing $2.4 million, or 3.6%, from first quarter 2016 net interest income of $66.6 million. Net interest income on a fully tax equivalent basis for the first quarter 2017 was $70.2 million compared to $67.6 million for the first quarter 2016, and net interest margin on a fully tax equivalent basis was 3.70% for the first quarter 2017 compared to 3.68% for the first quarter 2016.  The increase in net interest income for the first quarter 2017 as compared to the same period in 2016 was primarily driven by a $4.0 million, or 5.4%, increase in interest income, which was partially offset by a $1.7 million, or 20.1%, increase in interest expense.

Higher interest income resulted from an increase in average earning assets from $7.4 billion in the first quarter of 2016 to $7.7 billion in the first quarter of 2017, as well as an increase in the yield on earning assets over those same periods from 4.06% to 4.15%, respectively. The increase in average earning assets was due to an increase in average loan balances of $323.8 million, or 6.0%, in the first quarter 2017 compared to the first quarter 2016, primarily as a result of strong organic loan growth during 2016. The increase in yield was impacted by higher interest earned on loans, as well as investment securities, reflecting recent increases in interest rates and slower prepayment speeds.

Interest expense increased as average balances of interest-bearing deposits increased $193.5 million, or 4.1%, from the first quarter 2016, partially offset by a $97.5 million, or 10.3% decline in average short-term borrowings. Average interest-bearing deposit balances increased as a result of strong deposit generation efforts in recent quarters. The cost of funds related to interest-bearing deposits also negatively impacted net interest margin, as rising interest rates contributed to a 10 bp increase from 47 bps for the first quarter 2016 to 57 bps for the first quarter in 2017. Average short-term borrowing yields increased 18 bps to 0.68% for the first quarter 2017 from 0.50% in the first quarter of 2016.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2017		March 31, 2016
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$1,906,699	2.76%	$1,938,772	2.59%
Interest-bearing deposits with other banks	40,985	0.80%	24,291	0.53%
Gross loans (1)	5,748,033	4.64%	5,434,950	4.59%
Total earning assets	7,695,717	4.15%	7,398,013	4.06%

Nonearning assets
Allowance for loan and lease losses	(58,461)		(54,882)
Cash and due from banks	115,719		117,782
Accrued interest and other assets	656,096		658,032
Total assets	$8,409,071		$8,118,945

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,484,427	0.20%	$1,391,591	0.16%
Savings	2,224,708	0.48%	1,938,206	0.26%
Time	1,233,631	1.17%	1,419,456	1.05%
Total interest-bearing deposits	4,942,766	0.57%	4,749,253	0.47%
Borrowed funds
Short-term borrowings	848,721	0.68%	946,186	0.50%
Long-term debt	119,605	5.22%	119,553	5.17%
Total borrowed funds	968,326	1.24%	1,065,739	1.02%
Total interest-bearing liabilities	5,911,092	0.68%	5,814,992	0.57%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,499,097		1,386,768
Other liabilities	127,667		95,597
Shareholders' equity	871,215		821,588
Total liabilities and shareholders' equity	$8,409,071		$8,118,945

Net interest income	$68,932		$66,555

Net interest spread		3.47%		3.49%
Contribution of noninterest-bearing sources of funds		0.16%		0.13%
Net interest margin (2)		3.63%		3.62%

Tax equivalent adjustment		0.07%		0.06%
Net interest margin (fully tax equivalent) (2)		3.70%		3.68%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2017
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$790	$(364)	$426
Interest-bearing deposits with other banks	17	32	49
Gross loans (1)	666	2,892	3,558
Total earning assets	1,473	2,560	4,033
Interest-bearing liabilities
Total interest-bearing deposits	1,198	197	1,395
Borrowed funds
Short-term borrowings	444	(182)	262
Long-term debt	15	(16)	(1)
Total borrowed funds	459	(198)	261
Total interest-bearing liabilities	1,657	(1)	1,656
Net interest income	$(184)	$2,561	$2,377
(1) Loans held for sale, nonaccrual loans, covered loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Noninterest income was $17.4 million and $15.5 million for the first quarters of 2017 and 2016, respectively. The increase in noninterest income from the comparable quarter in 2016 was due primarily to a $0.5 million, or 19.7%, increase in other noninterest income, a $0.5 million increase in net gains on sales of investment securities, a $0.3 million, or 8.9%, increase in trust and wealth management fees and a $0.3 million, or 6.0%, increase in service charges on deposit accounts.

The increase in other noninterest income in the first quarter of 2017 was primarily related to higher income received from limited partnership investments, and net gains on sales of investment securities increased in the first quarter of 2017 as the sale of $22.2 million of investment securities resulted in net gains of $0.5 million during the period. The increase in trust and wealth management fees was due to higher market valuations and increased sales volume in the first quarter of 2017, while the increase in service charges on deposit accounts resulted from higher deposit balances in 2017 reflecting organic growth in recent periods.

NONINTEREST EXPENSE

Noninterest expenses were $51.0 million and $50.7 million for the first quarters of 2017 and 2016, respectively. The $0.3 million, or 0.6%, increase from the comparable quarter in 2016 was primarily attributable to a $2.1 million, or 7.2%, increase in salaries and employee benefits and a $0.6 million, or 21.3%, increase in data processing expenses, which were partially offset by a $1.4 million, or 21.7%, decrease in other noninterest expenses, a $0.6 million, or 52.1%, decline in marketing expenses and a $0.4 million, or 8.9%, decrease in net occupancy expenses.

Salaries and employee benefits expense increased from $29.6 million in the first quarter of 2016 to $31.8 million in the first quarter of 2017 primarily as a result of a higher number of associates as well as elevated performance-based compensation, annual compensation adjustments and higher health care costs during the period. The increase in data processing expenses was primarily related to investments in data management and system upgrades, in addition to various other software license expenses. Lower other noninterest expenses were primarily driven by lower regulatory costs resulting from the 2016 charter conversion, modest gains related to facilities consolidations and a decline in the reserve for unfunded commitments. Marketing expenses declined mostly due to the timing of campaigns and projects, while occupancy expenses decreased as a result of elevated lease abandonment costs in the first quarter of 2016.

INCOME TAXES

Income tax expense was $10.5 million and $9.9 million and the effective tax rate was 30.0% and 33.3%, for the first quarters of 2017 and 2016, respectively. The lower effective tax rate during the first quarter of 2017 was primarily driven by a $1.1 million reduction in income tax expense during the period related to the adoption of ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes as well as the levels of tax-enhanced assets and tax credit investments, the overall effective tax rate for 2017 is expected to be approximately 31.5% - 32.5%.

LOANS

Loans, excluding loans held for sale, totaled $5.8 billion as of March 31, 2017, and declined $3.4 million, or 0.1%, compared to December 31, 2016.  The modest decline in loan balances from December 31, 2016 was primarily related to slower first quarter 2017 business activity and elevated payoffs from commercial and commercial real estate clients, related to business consolidation and real estate transactions as borrowers took advantage of the higher multiples buyers were willing to pay. Commercial real estate loans decreased $29.3 million, or 1.2%, residential real estate loans declined $14.4 million, or 2.9%, and lease financing decreased $4.2 million, or 4.5% during the first quarter. These declines were partially offset by an increase in construction real estate loans of $46.9 million, or 11.7%, primarily resulting from the funding of prior period originations.

First quarter 2017 average loans, excluding loans held for sale, increased $323.8 million, or 6.0%, from the first quarter of 2016.  The increase in average loans, excluding loans held for sale, was primarily the result of a $125.6 million, or 7.6%, increase in commercial and industrial loans, a $119.3 million, or 5.3%, increase in commercial real estate loans and a $91.4 million, or 28.3%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth during 2016.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial accounts for the majority of loans acquired in FDIC transactions as purchased impaired loans, except for loans with revolving privileges, which are outside the scope of FASB ASC Topic 310-30, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans include loans previously covered under loss sharing agreements as well as loans that remain subject to FDIC loss sharing coverage. First Financial had purchased impaired loans totaling $127.5 million and $138.0 million, at March 31, 2017 and December 31, 2016, respectively. These balances exclude contractual interest not yet accrued.

Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. The Company's loss sharing agreements with the FDIC related to non-single family assets expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. The three year period for sharing recoveries on non-single family loans expires on October 1, 2017. Covered loans decreased 1.3% to $91.9 million at March 31, 2017 from $93.1 million as of December 31, 2016.  Declines in covered loan balances were expected as there were no acquisitions of loans subject to loss sharing agreements during the period and the covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage unless First Financial acquires additional loans subject to loss sharing agreements in the future.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, accruing TDRs (collectively, nonperforming loans) and OREO. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed.

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

Nonperforming assets increased $14.2 million, or 26.1%, to $68.4 million at March 31, 2017 from $54.3 million as of December 31, 2016, due to a $15.1 million, or 31.6%, increase in nonperforming loans which was partially offset by a $1.0 million, or 15.7%, decline in OREO balances during the period. The increase in nonperforming assets during the first quarter of 2017 was primarily driven by two relationships downgraded to nonaccrual status, however, the Company believes both relationships are well secured.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $37.8 million at March 31, 2017, which is a $2.4 million, or 6.7%, increase from $35.4 million at December 31, 2016.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $114.6 million as of March 31, 2017 compared to $125.2 million at December 31, 2016. Loans 30-to-89 days past due increased to $21.2 million, or 0.37% of period end loans at March 31, 2017, as compared to $4.4 million, or 0.08%, at December 31, 2016, reflecting the increase in nonperforming loans.

The table that follows details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of March 31, 2017 and the four previous quarters.

	Quarter ended
	2017	2016
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$9,249	$2,419	$3,201	$2,980	$3,917
Lease financing	102	195	214	1,167	121
Construction real estate	1,075	0	0	0	0
Commercial real estate	14,324	6,098	5,985	8,750	8,577
Residential real estate	4,520	5,251	4,759	4,824	4,243
Home equity	3,571	3,400	3,815	4,123	5,036
Installment	322	367	327	433	113
Nonaccrual loans	33,163	17,730	18,301	22,277	22,007
Accruing troubled debt restructurings	29,948	30,240	32,164	28,022	30,127
Total nonperforming loans	63,111	47,970	50,465	50,299	52,134
Other real estate owned	5,300	6,284	7,577	9,302	11,939
Total nonperforming assets	68,411	54,254	58,042	59,601	64,073
Accruing loans past due 90 days or more	96	142	130	981	59
Total underperforming assets	$68,507	$54,396	$58,172	$60,582	$64,132
Total classified assets	$114,550	$125,155	$142,169	$143,331	$133,940

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	169.85%	326.91%	314.84%	254.56%	244.16%
Nonperforming loans	89.25%	120.83%	114.17%	112.74%	103.07%
Total ending loans	0.98%	1.01%	1.00%	0.99%	0.98%
Nonperforming loans to total loans	1.10%	0.83%	0.87%	0.88%	0.95%
Nonperforming assets to
Ending loans, plus OREO	1.19%	0.94%	1.00%	1.04%	1.16%
Total assets	0.80%	0.64%	0.69%	0.72%	0.78%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.67%	0.42%	0.45%	0.55%	0.62%
Total assets	0.45%	0.28%	0.31%	0.38%	0.41%
Classified assets to total assets	1.34%	1.48%	1.70%	1.72%	1.63%
(1) Nonaccrual loans include nonaccrual TDRs of $7.8 million, $5.1 million, $5.6 million, $8.0 million and $7.5 million as of March 31, 2017, December 31,2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $2.0 billion, or 23.5% of total assets, at March 31, 2017 and $1.9 billion, or 22.0% of total assets, at December 31, 2016.  Securities available-for-sale totaled $1.2 billion at March 31, 2017 and $1.0 billion at December 31, 2016, while held-to-maturity securities totaled $730.8 million at March 31, 2017 and $763.3 million at December 31, 2016.

The investment portfolio increased $147.6 million, or 8.0%, during the first three months of 2017, while the overall duration of the investment portfolio held constant at 3.2 years as of March 31, 2017 and December 31, 2016.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments and thus carry credit risk. First Financial performs a detailed pre-purchase collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that would enhance the overall performance of the portfolio.

First Financial recorded a $3.1 million unrealized after-tax loss on the investment portfolio as a component of equity in accumulated other comprehensive income at March 31, 2017. The total unrealized loss on the investment portfolio declined $1.5 million, or 32.7%, from a $4.5 million unrealized after-tax loss at December 31, 2016.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2017 were $6.5 billion, representing an increase of $4.1 million, or 0.1%, compared to December 31, 2016, as total interest-bearing deposits increased $4.5 million, or 0.1%, and total savings deposits increased $142.6 million, or 6.7%, while time deposit balances declined $119.3 million, or 9.0%, during the period.

Non-time deposit balances totaled $5.3 billion as of March 31, 2017, increasing $123.4 million, or 2.4%, compared to December 31, 2016, while time deposit balances declined as a result of the intentional runoff of higher-cost brokered CDs and seasonal activity.

Average deposits increased $305.8 million, or 5.0%, to $6.4 billion at March 31, 2017 from $6.1 billion at March 31, 2016 due to a $286.5 million, or 14.8%, increase in average savings deposits, a $112.3 million, or 8.1%, increase in average noninterest-bearing deposits and a $92.8 million, or 6.7%, increase in average interest-bearing deposits, partially offset by a $185.8 million, or 13.1%, decrease in average time deposits. Higher average deposit balances resulted from strong organic growth in recent periods.

Borrowed funds increased to $978.8 million at March 31, 2017 from $927.5 million at December 31, 2016. First Financial had $806.7 million in short-term borrowings with the FHLB at March 31, 2017 and $687.7 million as of December 31, 2016, which are used to manage normal liquidity needs and support the Company's asset and liability management strategies. In 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

As of March 31, 2017 and December 31, 2016, outstanding subordinated debt totaled $118.5 million, which included prepaid debt issuance costs of $1.5 million for each period. Long-term debt also included FHLB long-term advances of $0.3 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively as well as an interest-free $0.8 million capital loan outstanding with a municipality at March 31, 2017 and December 31, 2016.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets and potentially increase borrowing costs, which would negatively impact financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2017 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	A-
Short-Term Debt	K2	BBB+
Deposit	N/A	K2
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities totaling $3.4 billion as collateral for borrowings from the FHLB as of March 31, 2017.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2017. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of March 31, 2017 and December 31, 2016.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.2 billion and $1.0 billion at March 31, 2017 and December 31, 2016, respectively.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $0.8 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.  Other types of assets such as cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year, are also sources of liquidity.

At March 31, 2017, in addition to liquidity on hand of $157.0 million, First Financial had unused and available overnight wholesale funding of $2.0 billion, or 22.9% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $13.8 million for the first three months of 2017.  As of March 31, 2017, the Bank had retained earnings of $506.4 million of which $123.0 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $55.7 million in cash at the parent company as of March 31, 2017, which approximates the Company’s annual regular shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments were $3.1 million and $4.9 million for the first three months of 2017 and 2016, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Management believes, as of March 31, 2017, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments, and the method for calculating risk-weighted assets includes identification of riskier assets which require higher capital allocations, such as highly volatile commercial real estate and nonaccrual loans. First Financial's tier 1 and total capital ratios increased from 10.46% and 13.10%, respectively, as of December 31, 2016 to 10.59% and 13.19% as of March 31, 2017. The increases in the Company's capital ratios were due primarily to $13.9 million, or 3.2% increase in retained earnings during the period. The leverage ratio increased to 8.69% at March 31, 2017 compared to 8.60% as of December 31, 2016 and the Company’s tangible common equity ratio increased from 7.96% at December 31, 2016 to 8.05% during the current quarter. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the minimum requirement by $266.4 million on a consolidated basis at March 31, 2017.

The following tables present the actual and required capital amounts and ratios as of March 31, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$716,678	10.59%	$389,007	5.75%	N/A	N/A	$473,574	7.00%
First Financial Bank	759,342	11.25%	388,265	5.75%	$438,908	6.50%	472,671	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	716,782	10.59%	490,487	7.25%	N/A	N/A	575,054	8.50%
First Financial Bank	759,446	11.25%	489,552	7.25%	540,195	8.00%	573,957	8.50%

Total capital to risk-weighted assets
Consolidated	892,161	13.19%	625,794	9.25%	N/A	N/A	710,360	10.50%
First Financial Bank	823,755	12.20%	624,600	9.25%	675,244	10.00%	709,006	10.50%

Leverage ratio
Consolidated	716,782	8.69%	329,881	4.00%	N/A	N/A	329,881	4.00%
First Financial Bank	759,446	9.21%	329,759	4.00%	412,199	5.00%	329,759	4.00%

The following table presents the actual and required capital amounts and ratios as of December 31, 2016 under the regulatory capital rules then in effect.

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 capital to risk-weighted assets
Consolidated	$703,891	10.46%	$344,848	5.125%	N/A	N/A	$471,012	7.00%
First Financial Bank	747,151	11.13%	344,038	5.125%	$436,341	6.50%	469,906	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	703,995	10.46%	445,779	6.625%	N/A	N/A	571,943	8.50%
First Financial Bank	747,255	11.13%	444,732	6.625%	537,035	8.00%	570,600	8.50%

Total capital to risk-weighted assets
Consolidated	881,158	13.10%	580,354	8.625%	N/A	N/A	706,517	10.50%
First Financial Bank	813,433	12.12%	578,991	8.625%	671,294	10.00%	704,859	10.50%

Leverage ratio
Consolidated	703,995	8.60%	327,605	4.00%	N/A	N/A	327,605	4.00%
First Financial Bank	747,255	9.13%	327,436	4.00%	409,295	5.00%	327,436	4.00%

First Financial generally seeks to balance the return of earnings to shareholders, through shareholder dividends and share repurchases, with capital retention to maintain adequate levels of capital and support the Company's growth plans, as well as share price considerations.

Shareholder Dividends. First Financial paid a dividend of $0.17 per common share on April 3, 2017 to shareholders of record as of March 2, 2017. Additionally, First Financial's board of directors authorized a dividend of $0.17 per common share for the next regularly scheduled dividend, payable on July 3, 2017 to shareholders of record as of June 2, 2017.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the first three months of 2017 and 2016. At March 31, 2017, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. During the first quarter of 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the period.

Shareholders' Equity. Total shareholders’ equity at March 31, 2017 was $880.1 million compared to total shareholders’ equity at December 31, 2016 of $865.2 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates the steps being taken to mitigate those risks. First Financial continues to enhance its risk management capabilities and has, over time, embedded risk awareness as part of the culture of the Company.  First Financial has identified ten types of risk that it monitors in its ERM framework.  These risks include credit, market, operational, compliance, strategic, reputation, information technology, cyber, legal and environmental/external.

For a full discussion of these risks, see the Risk Management section in Management's Discussion and Analysis in First Financial’s 2016 Annual Report. The sections that follow provide additional discussion related to credit risk and market risk.

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

The ALLL was $56.3 million as of March 31, 2017 and $58.0 million as of December 31, 2016, and as a percentage of period-end loans, the ALLL was 0.98% as of March 31, 2017 compared to 1.01% as of December 31, 2016. The decline in the ALLL when compared to December 31, 2016 is consistent with the Company's stable overall credit outlook, and was the result of lower net charge-offs and classified asset balances as well as the decline in covered/formerly covered loans. Also impacting the decline in the ALLL was the downgrade of two relationships to nonaccrual status during the period. These downgrades resulted in no reserve as the relationships are considered well secured.

The ALLL as a percentage of nonaccrual loans was 169.85% at March 31, 2017 and 326.91% at December 31, 2016. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, declined to 89.25% as of March 31, 2017 from 120.83% as of December 31, 2016 due to the decrease in the ALLL and a $15.1 million, or 31.6%, increase in nonperforming loans. The increase in nonperforming loans during the first quarter of 2017 was primarily driven by two relationships downgraded to nonaccrual status, however, the Company believes both relationships are well secured.

First quarter 2017 net charge-offs were $2.0 million, or 0.14% of average loans and leases on an annualized basis, compared to net charge-offs of $1.3 million, or 0.10% of average loans and leases on an annualized basis for the comparable quarter in 2016. The $0.7 million increase in net charge-offs from the comparable period in 2016 was primarily the result of higher commercial and industrial loan charge-offs and lower total recoveries, partially offset by a decline in commercial real estate loan charge-offs during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Provision expense was $0.4 million and $1.7 million during the first quarters of 2017 and 2016, respectively.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended
	2017	2016
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$57,961	$57,618	$56,708	$53,732	$53,398
Provision for loan losses	367	2,761	1,687	4,037	1,655
Gross charge-offs
Commercial and industrial	1,743	1,590	296	265	479
Lease financing	0	0	0	0	0
Construction real estate	0	(2)	64	28	3
Commercial real estate	485	990	1,135	1,596	1,262
Residential real estate	61	224	90	28	45
Home equity	180	232	475	398	340
Installment	49	60	223	30	73
Credit card	232	326	267	357	240
Total gross charge-offs	2,750	3,420	2,550	2,702	2,442
Recoveries
Commercial and industrial	262	186	327	420	222
Lease financing	0	0	0	1	0
Construction real estate	0	51	6	202	26
Commercial real estate	256	382	997	681	442
Residential real estate	9	54	38	81	63
Home equity	106	144	257	131	188
Installment	71	118	56	62	99
Credit card	44	67	92	63	81
Total recoveries	748	1,002	1,773	1,641	1,121
Total net charge-offs	2,002	2,418	777	1,061	1,321
Ending allowance for loan and lease losses	$56,326	$57,961	$57,618	$56,708	$53,732

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.34%	0.32%	(0.01)%	(0.04)%	0.06%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	0.00%	(0.06)%	0.06%	(0.20)%	(0.03)%
Commercial real estate	0.04%	0.10%	0.02%	0.16%	0.15%
Residential real estate	0.04%	0.13%	0.04%	(0.04)%	(0.01)%
Home equity	0.07%	0.08%	0.19%	0.23%	0.13%
Installment	(0.18)%	(0.47)%	1.40%	(0.29)%	(0.25)%
Credit card	1.73%	2.35%	1.64%	2.88%	1.55%
Total net charge-offs	0.14%	0.17%	0.05%	0.08%	0.10%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 68% in its interest rate risk modeling as of March 31, 2017. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2017, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(5.59)%	1.64%	3.44%
NII-Year 2	(8.25)%	3.44%	7.00%
EVE	(5.65)%	(0.13)%	0.84%
(1) Because certain current interest rates are at or below 1.00%, the 100 bp downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.

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

First Financial was within all internal policy limits set for interest rate risk monitoring as of March 31, 2017. Projected results for NII became more asset sensitive during the first quarter of 2017 due to a greater mix of floating rate loan balances, coupled with the impact from recent interest rate increases resulting in a greater number of loans currently priced above the contractual floor rates. The projected results for EVE became less asset sensitive due to updated deposit discount rate assumptions. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of March 31, 2017 assuming both a 25% increase and decrease to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	2.66%	0.54%	5.14%	1.74%
NII-Year 2	4.44%	2.36%	8.68%	5.32%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2016 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2017.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements, discusses new accounting standards adopted by First Financial during 2017 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the Company’s ability to comply with the terms of loss sharing agreements with the FDIC; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.  Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2016, as well as its other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	13,300	28.64	N/A	N/A
February 1 to February 28, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	289	28.45	N/A	N/A
March 1 to March 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	36,009	27.77	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	49,598	$28.01	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.(1)

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ John M. Gavigan		/s/ Scott T. Crawley
John M. Gavigan		Scott T. Crawley
Senior Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	5/5/2017	Date	5/5/2017