Form 10-Q
period 2017-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2017-08-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/4/2017
Common stock, No par value	62,152,514

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	Fair Value Topic	FASB ASC Topic 825, Financial Instruments
ASC	Accounting standards codification	FDIC	Federal Deposit Insurance Corporation
ASU	Accounting standards update	FHLB	Federal Home Loan Bank
ATM	Automated teller machine	First Financial	First Financial Bancorp.
Bank	First Financial Bank	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	U.S. Generally Accepted Accounting Principles
Bp/bps	Basis point(s)	IRLC	Interest Rate Lock Commitment
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial and Industrial	NII	Net interest income
CRE	Commercial Real Estate	Oak Street	Oak Street Holdings Corporation
Company	First Financial Bancorp.	OREO	Other real estate owned
ERM	Enterprise Risk Management	SEC	United States Securities and Exchange Commission
EVE	Economic value of equity	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$117,478	$121,598
Interest-bearing deposits with other banks	29,839	82,450
Investment securities available-for-sale, at fair value (amortized cost $1,295,377 at June 30, 2017 and $1,045,337 at December 31, 2016)	1,298,578	1,039,870
Investment securities held-to-maturity (fair value $698,722 at June 30, 2017 and $763,575 at December 31, 2016)	696,269	763,254
Other investments	53,285	51,077
Loans held for sale	11,939	13,135
Loans and leases
Commercial and industrial	1,824,589	1,781,948
Lease financing	88,152	93,108
Construction real estate	443,112	399,434
Commercial real estate	2,471,655	2,427,577
Residential real estate	490,398	500,980
Home equity	464,066	460,388
Installment	47,654	50,639
Credit card	44,139	43,408
Total loans and leases	5,873,765	5,757,482
Less: Allowance for loan and lease losses	54,873	57,961
Net loans and leases	5,818,892	5,699,521
Premises and equipment	128,956	131,579
Goodwill and other intangibles	210,045	210,625
Accrued interest and other assets	344,761	324,858
Total assets	$8,710,042	$8,437,967

Liabilities
Deposits
Interest-bearing demand	$1,496,173	$1,513,771
Savings	2,398,262	2,142,189
Time	1,097,911	1,321,843
Total interest-bearing deposits	4,992,346	4,977,803
Noninterest-bearing	1,476,563	1,547,985
Total deposits	6,468,909	6,525,788
Federal funds purchased and securities sold under agreements to repurchase	130,633	120,212
Federal Home Loan Bank short-term borrowings	957,700	687,700
Total short-term borrowings	1,088,333	807,912
Long-term debt	119,669	119,589
Total borrowed funds	1,208,002	927,501
Accrued interest and other liabilities	135,014	119,454
Total liabilities	7,811,925	7,572,743

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2017 and 2016	569,302	570,382
Retained earnings	463,250	437,188
Accumulated other comprehensive loss	(22,222)	(28,443)
Treasury stock, at cost, 6,589,660 shares in 2017 and 6,751,179 shares in 2016	(112,213)	(113,903)
Total shareholders' equity	898,117	865,224
Total liabilities and shareholders' equity	$8,710,042	$8,437,967

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$67,748	$64,424	$134,616	$127,823
Investment securities
Taxable	12,598	10,706	24,206	22,079
Tax-exempt	1,457	1,156	2,810	2,318
Total interest on investment securities	14,055	11,862	27,016	24,397
Other earning assets	(1,014)	(1,103)	(2,015)	(2,242)
Total interest income	80,789	75,183	159,617	149,978
Interest expense
Deposits	8,679	5,457	15,604	10,987
Short-term borrowings	2,051	1,053	3,483	2,223
Long-term borrowings	1,539	1,541	3,078	3,081
Total interest expense	12,269	8,051	22,165	16,291
Net interest income	68,520	67,132	137,452	133,687
Provision for loan and lease losses	467	4,037	834	5,692
Net interest income after provision for loan and lease losses	68,053	63,095	136,618	127,995
Noninterest income
Service charges on deposit accounts	4,772	4,455	9,416	8,836
Trust and wealth management fees	3,405	3,283	7,152	6,723
Bankcard income	3,501	3,130	6,636	6,012
Client derivative fees	1,489	1,799	2,592	2,894
Net gains from sales of loans	1,327	1,846	2,543	3,027
Net gains (losses) on sales of investment securities	838	(188)	1,354	(164)
Other	2,122	5,869	5,125	8,378
Total noninterest income	17,454	20,194	34,818	35,706
Noninterest expenses
Salaries and employee benefits	31,544	29,526	63,294	59,141
Net occupancy	4,302	4,491	8,817	9,448
Furniture and equipment	2,136	2,130	4,313	4,343
Data processing	3,501	2,765	6,799	5,483
Marketing	982	801	1,492	1,866
Communication	468	477	915	958
Professional services	1,469	1,299	3,227	3,112
State intangible tax	721	639	1,442	1,278
FDIC assessments	1,018	1,112	1,950	2,244
Loss (gain) - other real estate owned	162	43	186	(147)
Other	5,253	6,130	10,166	12,407
Total noninterest expenses	51,556	49,413	102,601	100,133
Income before income taxes	33,951	33,876	68,835	63,568
Income tax expense	11,215	11,308	21,685	21,186
Net income	$22,736	$22,568	$47,150	$42,382
Net earnings per common share - basic	$0.37	$0.37	$0.77	$0.69
Net earnings per common share - diluted	$0.37	$0.36	$0.76	$0.68
Cash dividends declared per share	$0.17	$0.16	$0.34	$0.32
Average common shares outstanding - basic	61,543,478	61,194,254	61,471,347	61,115,525
Average common shares outstanding - diluted	62,234,022	62,027,008	62,187,473	61,912,366

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$22,736	$22,568	$47,150	$42,382
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	4,076	5,192	5,563	12,235
Change in retirement obligation	213	201	402	401
Unrealized gain (loss) on derivatives	128	128	256	256
Other comprehensive income (loss)	4,417	5,521	6,221	12,892
Comprehensive income	$27,153	$28,089	$53,371	$55,274

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			42,382				42,382
Other comprehensive income (loss)				12,892			12,892
Cash dividends declared:
Common stock at $0.32 per share			(19,729)				(19,729)
Warrant exercises		(971)			57,575	971	0
Excess tax benefit on share-based compensation		156					156
Exercise of stock options, net of shares purchased		(177)			45,928	774	597
Restricted stock awards, net of forfeitures		(4,872)			214,346	3,525	(1,347)
Share-based compensation expense		2,396					2,396
Balance at June 30, 2016	68,730,731	$567,687	$410,893	$(17,688)	(6,771,202)	$(114,169)	$846,723
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			47,150				47,150
Other comprehensive income (loss)				6,221			6,221
Cash dividends declared:
Common stock at $0.34 per share			(21,088)				(21,088)
Warrant Exercises		(25)			1,484	25	0
Exercise of stock options, net of shares purchased		(462)			39,062	660	198
Restricted stock awards, net of forfeitures		(3,559)			120,973	1,005	(2,554)
Share-based compensation expense		2,966					2,966
Balance at June 30, 2017	68,730,731	$569,302	$463,250	$(22,222)	(6,589,660)	$(112,213)	$898,117

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2017	2016
Operating activities
Net income	$47,150	$42,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	834	5,692
Depreciation and amortization	6,354	6,479
Stock-based compensation expense	2,966	2,396
Pension expense (income)	(637)	(450)
Net amortization (accretion) on investment securities	4,998	4,005
Net (gains) losses on sales of investment securities	(1,354)	164
Originations of loans held for sale	(75,543)	(100,437)
Net gains from sales of loans held for sale	(2,543)	(3,027)
Proceeds from sales of loans held for sale	78,771	113,604
Deferred income taxes	3,987	741
Decrease (increase) cash surrender value of life insurance	(116)	3,979
Decrease (increase) in interest receivable	(1,397)	(1,611)
Decrease (increase) in indemnification asset	2,418	3,126
(Decrease) increase in interest payable	148	148
Decrease (increase) in other assets	(18,472)	(22,622)
(Decrease) increase in other liabilities	(5,571)	(8,034)
Net cash provided by (used in) operating activities	41,993	46,535

Investing activities
Proceeds from sales of securities available-for-sale	125,606	98,734
Proceeds from calls, paydowns and maturities of securities available-for-sale	102,893	70,842
Purchases of securities available-for-sale	(464,543)	(74,856)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	72,078	53,880
Purchases of securities held-to-maturity	(14,441)	0
Net decrease (increase) in interest-bearing deposits with other banks	52,611	14,823
Net decrease (increase) in loans and leases	(121,944)	(315,691)
Proceeds from disposal of other real estate owned	2,292	4,172
Purchases of premises and equipment	(4,247)	(5,023)
Net cash provided by (used in) investing activities	(249,695)	(153,119)

Financing activities
Net (decrease) increase in total deposits	(56,879)	(60,000)
Net (decrease) increase in short-term borrowings	280,421	176,659
Cash dividends paid on common stock	(20,243)	(19,520)
Proceeds from exercise of stock options	283	622
Excess tax benefit on share-based compensation	0	156
Net cash provided by (used in) financing activities	203,582	97,917

Cash and due from banks
Change in cash and due from banks	(4,120)	(8,667)
Cash and due from banks at beginning of period	121,598	114,841
Cash and due from banks at end of period	$117,478	$106,174

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2017. First Financial's revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. While interest income is not included within the scope of this update, management is currently evaluating revenue streams within noninterest income, specifically service charges on deposits and trust and wealth management fees, to assess applicability of this guidance, and does not anticipate that it will have a material impact on its Consolidated Financial Statements, however additional disclosures will be required.

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

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given leases outstanding as of June 30, 2017, First

Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

In March 2016, the FASB issued an update (ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting) which requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU became effective in the first quarter 2017. Adoption of this guidance resulted in a $1.2 million reduction in income tax expense during the first six months of 2017.

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

The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities for interim and annual reporting periods beginning after December 15, 2018. First Financial has formed a committee that is currently evaluating the impact of this update on its Consolidated Financial Statements.

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

In May 2017, the FASB issued an update (ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting), which provides clarity and reduces the diversity in practice, cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 clarifying that an entity will not apply modification accounting to a share-based payment award if the award's fair value (or calculated value or intrinsic value), vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The guidance in this ASU will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted and will be applied prospectively to an award modified on or after the adoption date. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ending June 30, 2017, proceeds on the sale of $103.4 million of available-for-sale securities resulted in gains of $1.0 million and losses of $0.1 million. For the comparable quarter in 2016, proceeds on the sale of $64.8 million of available-for-sale securities resulted in gains of $24 thousand and losses of $0.2 million.

For the six months ended June 30, 2017, proceeds on the sale of $125.6 million of available-for-sale securities resulted in gains of $1.5 million and losses of $0.1 million. For the six months ended June 30, 2016, proceeds on the sale of $107.5 million of available-for-sale securities resulted in gains of $0.3 million and $0.5 million of losses.

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$0	$98
Securities of U.S. government agencies and corporations	12,130	28	(17)	12,141	16,967	159	0	17,126
Mortgage-backed securities - residential	181,553	1,996	(1,338)	182,211	262,052	1,140	(2,019)	261,173
Mortgage-backed securities - commercial	261,739	3,156	(1,912)	262,983	157,138	682	(412)	157,408
Collateralized mortgage obligations	165,625	1,138	(1,083)	165,680	324,712	1,289	(1,609)	324,392
Obligations of state and other political subdivisions	75,222	884	(399)	75,707	122,511	2,206	(889)	123,828
Asset-backed securities	0	0	0	0	327,564	1,717	(504)	328,777
Other securities	0	0	0	0	84,335	1,748	(307)	85,776
Total	$696,269	$7,202	$(4,749)	$698,722	$1,295,377	$8,941	$(5,740)	$1,298,578

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	13,011	0	(110)	12,901	7,056	0	(40)	7,016
Mortgage-backed securities - residential	205,522	1,740	(1,166)	206,096	184,960	1,175	(2,740)	183,395
Mortgage-backed securities - commercial	278,728	3,254	(1,817)	280,165	154,239	188	(826)	153,601
Collateralized mortgage obligations	195,408	1,125	(1,476)	195,057	232,701	634	(2,321)	231,014
Obligations of state and other political subdivisions	70,585	117	(1,346)	69,356	96,934	1,461	(1,514)	96,881
Asset-backed securities	0	0	0	0	322,708	517	(2,013)	321,212
Other securities	0	0	0	0	46,641	741	(728)	46,654
Total	$763,254	$6,236	$(5,915)	$763,575	$1,045,337	$4,716	$(10,183)	$1,039,870

The following table provides a summary of investment securities by contractual maturity as of June 30, 2017, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals, due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$170	$170	$2,236	$2,238
Due after one year through five years	3,657	3,660	25,504	25,743
Due after five years through ten years	2,691	2,790	73,547	75,012
Due after ten years	80,834	81,228	122,624	123,835
Mortgage-backed securities - residential	181,553	182,211	262,052	261,173
Mortgage-backed securities - commercial	261,739	262,983	157,138	157,408
Collateralized mortgage obligations	165,625	165,680	324,712	324,392
Asset-backed securities	0	0	327,564	328,777
Total	$696,269	$698,722	$1,295,377	$1,298,578

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2017 or December 31, 2016.

As of June 30, 2017, the Company's investment securities portfolio consisted of 761 securities, of which 197 were in an unrealized loss position. As of December 31, 2016, the Company's investment securities portfolio consisted of 706 securities, of which 255 securities were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. Government agencies and corporations	$6,281	$(17)	$0	$0	$6,281	$(17)
Mortgage-backed securities - residential	201,854	(3,077)	9,021	(280)	210,875	(3,357)
Mortgage-backed securities - commercial	94,052	(1,059)	60,816	(1,265)	154,868	(2,324)
Collateralized mortgage obligations	193,840	(1,454)	45,729	(1,238)	239,569	(2,692)
Obligations of state and other political subdivisions	79,823	(1,006)	14,664	(282)	94,487	(1,288)
Asset-backed securities	14,147	(89)	30,621	(415)	44,768	(504)
Other securities	10,680	(134)	2,472	(173)	13,152	(307)
Total	$600,677	$(6,836)	$163,323	$(3,653)	$764,000	$(10,489)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	19,917	(150)	0	0	19,917	(150)
Mortgage-backed securities - residential	180,654	(3,621)	9,890	(285)	190,544	(3,906)
Mortgage-backed securities - commercial	123,122	(1,200)	65,007	(1,443)	188,129	(2,643)
Collateralized mortgage obligations	201,305	(2,882)	42,314	(915)	243,619	(3,797)
Obligations of state and other political subdivisions	94,632	(2,710)	12,023	(150)	106,655	(2,860)
Asset-backed securities	116,057	(764)	92,629	(1,249)	208,686	(2,013)
Other securities	7,746	(237)	21,357	(491)	29,103	(728)
Total	$743,530	$(11,565)	$243,220	$(4,533)	$986,750	$(16,098)

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,767,573	$442,021	$2,414,945	$87,875	$4,712,414
Special Mention	27,225	0	11,096	65	38,386
Substandard	29,791	1,091	45,614	212	76,708
Doubtful	0	0	0	0	0
Total	$1,824,589	$443,112	$2,471,655	$88,152	$4,827,508

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$481,770	$460,362	$47,329	$44,139	$1,033,600
Nonperforming	8,628	3,704	325	0	12,657
Total	$490,398	$464,066	$47,654	$44,139	$1,046,257

	As of December 31, 2016
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,725,451	$398,155	$2,349,662	$92,540	$4,565,808
Special Mention	18,256	1,258	15,584	108	35,206
Substandard	38,241	21	62,331	460	101,053
Doubtful	0	0	0	0	0
Total	$1,781,948	$399,434	$2,427,577	$93,108	$4,702,067

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$491,380	$456,314	$50,202	$43,408	$1,041,304
Nonperforming	9,600	4,074	437	0	14,111
Total	$500,980	$460,388	$50,639	$43,408	$1,055,415

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$6,705	$255	$4,336	$11,296	$1,809,190	$1,820,486	$4,103	$1,824,589	$0
Lease financing	199	0	0	199	87,953	88,152	0	88,152	0
Construction real estate	0	0	1,075	1,075	441,520	442,595	517	443,112	0
Commercial real estate	1,047	1,281	9,234	11,562	2,392,126	2,403,688	67,967	2,471,655	0
Residential real estate	78	635	3,521	4,234	443,491	447,725	42,673	490,398	0
Home equity	431	157	885	1,473	459,495	460,968	3,098	464,066	0
Installment	87	142	268	497	46,364	46,861	793	47,654	0
Credit card	274	119	124	517	43,622	44,139	0	44,139	124
Total	$8,821	$2,589	$19,443	$30,853	$5,723,761	$5,754,614	$119,151	$5,873,765	$124

	As of December 31, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$1,257	$208	$1,339	$2,804	$1,773,939	$1,776,743	$5,205	$1,781,948	$0
Lease financing	137	0	115	252	92,856	93,108	0	93,108	0
Construction real estate	0	0	0	0	398,877	398,877	557	399,434	0
Commercial real estate	777	134	5,589	6,500	2,339,327	2,345,827	81,750	2,427,577	2,729
Residential real estate	821	37	2,381	3,239	450,631	453,870	47,110	500,980	0
Home equity	195	145	1,776	2,116	456,143	458,259	2,129	460,388	0
Installment	24	1	258	283	49,058	49,341	1,298	50,639	0
Credit card	457	177	142	776	42,632	43,408	0	43,408	142
Total	$3,668	$702	$11,600	$15,970	$5,603,463	$5,619,433	$138,049	$5,757,482	$2,871

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

First Financial had 229 TDRs totaling $29.6 million at June 30, 2017, including $20.1 million on accrual status and $9.4 million classified as nonaccrual. First Financial had $0.2 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $1.1 million related to TDRs at June 30, 2017. For the three months ended June 30, 2017 and 2016, the Company charged off $0.1 million and $0.3 million, respectively, for the portion of TDRs determined to be uncollectible. For the six months ended June 30, 2017 and 2016, First Financial charged off $0.1 million and $0.5 million respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of June 30, 2017, approximately $13.8 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2017 and 2016:

	Three months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	4	$2,177	$2,183	2	$44	$35
Construction real estate	0	0	0	0	0	0
Commercial real estate	6	1,506	1,449	9	1,468	1,040
Residential real estate	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Installment	0	0	0	1	2	2
Total	10	$3,683	$3,632	12	$1,514	$1,077

	Six months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	6	$5,679	$5,624	10	$2,127	$2,130
Construction real estate	0	0	0	0	0	0
Commercial real estate	6	1,506	1,449	10	1,510	1,082
Residential real estate	0	0	0	2	282	247
Home equity	0	0	0	4	149	140
Installment	0	0	0	3	9	9
Total	12	$7,185	$7,073	29	$4,077	$3,608

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Extended maturities	$2,587	$35	$3,261	$521
Adjusted interest rates	0	0	2,767	0
Combination of rate and maturity changes	180	0	180	162
Forbearance	827	88	827	88
Other (1)	38	954	38	2,837
Total	$3,632	$1,077	$7,073	$3,608
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

There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three months ended June 30, 2017 and 2016, respectively. There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the six months ended June 30, 2017. For the six months ended June 30, 2016, there were four TDRS with balances of $0.3 million, for which there was a payment default during the period that occurred within twelve months of the loan modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Impaired loans
Nonaccrual loans (1)
Commercial and industrial	$15,099	$2,419
Lease financing	94	195
Construction real estate	1,075	0
Commercial real estate	12,617	6,098
Residential real estate	4,442	5,251
Home equity	2,937	3,400
Installment	307	367
Credit card	0	0
Nonaccrual loans (1)	36,571	17,730
Accruing troubled debt restructurings	20,135	30,240
Total impaired loans	$56,706	$47,970
(1) Nonaccrual loans include nonaccrual TDRs of $9.4 million and $5.1 million as of June 30, 2017 and December 31, 2016, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,158	$714	$1,974	$1,468
Interest included in income
Nonaccrual loans	163	96	305	172
Troubled debt restructurings	169	209	395	441
Total interest included in income	332	305	700	613
Net impact on interest income	$826	$409	$1,274	$855

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2017			As of December 31, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$15,315	$18,938	$0	$12,134	$12,713	$0
Lease financing	94	94	0	195	195	0
Construction real estate	1,075	1,075	0	0	0	0
Commercial real estate	23,285	26,082	0	12,232	14,632	0
Residential real estate	7,557	8,844	0	8,412	9,648	0
Home equity	3,603	4,750	0	3,973	5,501	0
Installment	325	497	0	437	603	0
Total	51,254	60,280	0	37,383	43,292	0

Loans with an allowance recorded
Commercial and industrial	3,484	3,484	2,443	1,069	1,071	550
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	796	796	124	8,228	8,277	593
Residential real estate	1,071	1,075	160	1,189	1,189	179
Home equity	101	101	2	101	101	2
Installment	0	0	0	0	0	0
Total	5,452	5,456	2,729	10,587	10,638	1,324

Total
Commercial and industrial	18,799	22,422	2,443	13,203	13,784	550
Lease financing	94	94	0	195	195	0
Construction real estate	1,075	1,075	0	0	0	0
Commercial real estate	24,081	26,878	124	20,460	22,909	593
Residential real estate	8,628	9,919	160	9,601	10,837	179
Home equity	3,704	4,851	2	4,074	5,602	2
Installment	325	497	0	437	603	0
Total	$56,706	$65,736	$2,729	$47,970	$53,930	$1,324

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	June 30, 2017		June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial and industrial	$17,198	$87	$13,022	$75
Lease financing	98	1	109	1
Construction real estate	1,075	0	0	0
Commercial real estate	25,465	144	14,924	91
Residential real estate	7,605	46	7,405	49
Home equity	3,926	27	5,176	21
Installment	357	1	378	2
Total	55,724	306	41,014	239

Loans with an allowance recorded
Commercial and industrial	2,301	11	1,064	9
Lease financing	0	0	535	8
Construction real estate	0	0	0	0
Commercial real estate	658	8	7,034	40
Residential real estate	1,126	6	1,470	8
Home equity	101	1	101	1
Installment	0	0	0	0
Total	4,186	26	10,204	66

Total
Commercial and industrial	19,499	98	14,086	84
Lease financing	98	1	644	9
Construction real estate	1,075	0	0	0
Commercial real estate	26,123	152	21,958	131
Residential real estate	8,731	52	8,875	57
Home equity	4,027	28	5,277	22
Installment	357	1	378	2
Total	$59,910	$332	$51,218	$305

	Six months ended
	June 30, 2017		June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial and industrial	$15,607	$196	$14,154	$149
Lease financing	149	2	113	1
Construction real estate	538	0	0	0
Commercial real estate	19,939	304	15,383	161
Residential real estate	8,032	92	7,419	95
Home equity	4,111	51	5,231	42
Installment	413	3	336	3
Total	48,789	648	42,636	451

Loans with an allowance recorded
Commercial and industrial	1,094	24	1,040	18
Lease financing	0	0	357	8
Construction real estate	0	0	0	0
Commercial real estate	4,374	13	7,473	117
Residential real estate	1,185	13	1,496	17
Home equity	101	2	101	2
Installment	0	0	0	0
Total	6,754	52	10,467	162

Total
Commercial and industrial	16,701	220	15,194	167
Lease financing	149	2	470	9
Construction real estate	538	0	0	0
Commercial real estate	24,313	317	22,856	278
Residential real estate	9,217	105	8,915	112
Home equity	4,212	53	5,332	44
Installment	413	3	336	3
Total	$55,543	$700	$53,103	$613

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$5,300	$11,939	$6,284	$13,254
Additions
Commercial and industrial	50	102	172	888
Residential real estate	1,913	169	2,078	291
Total additions	1,963	271	2,250	1,179
Disposals
Commercial and industrial	(682)	(1,893)	(1,607)	(2,093)
Residential real estate	(448)	(244)	(685)	(2,079)
Total disposals	(1,130)	(2,137)	(2,292)	(4,172)
Valuation adjustment
Commercial and industrial	(116)	(29)	(162)	(146)
Residential real estate	(56)	(13)	(119)	(84)
Total valuation adjustment	(172)	(42)	(281)	(230)
Balance at end of period	$5,961	$10,031	$5,961	$10,031

The preceding table includes OREO subject to loss sharing agreements of $0.7 million and $0.1 million at June 30, 2017 and 2016, respectively.

FDIC indemnification asset. The FDIC indemnification asset results from the loss sharing agreements entered into in conjunction with First Financial's FDIC-assisted transactions, and represents expected reimbursements from the FDIC for losses on covered assets. First Financial's FDIC indemnification asset balance was $9.6 million and $12.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the second quarter of 2017.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$48,807	$44,375	$49,422	$43,149
Provision for loan and lease losses	1,508	3,760	2,989	5,495
Loans charged-off	(3,936)	(2,049)	(6,450)	(3,416)
Recoveries	1,972	845	2,390	1,703
Balance at end of period	$48,351	$46,931	$48,351	$46,931

Changes in the allowance for loan and lease losses on covered/formerly covered loans
Balance at beginning of period	$7,519	$9,357	$8,539	$10,249
Provision for loan and lease losses	(1,041)	277	(2,155)	197
Loans charged-off	(562)	(653)	(798)	(1,728)
Recoveries	606	796	936	1,059
Balance at end of period	$6,522	$9,777	$6,522	$9,777

Changes in the allowance for loan and lease losses
Balance at beginning of period	$56,326	$53,732	$57,961	$53,398
Provision for loan and lease losses	467	4,037	834	5,692
Loans charged-off	(4,498)	(2,702)	(7,248)	(5,144)
Recoveries	2,578	1,641	3,326	2,762
Balance at end of period	$54,873	$56,708	$54,873	$56,708

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended June 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,148	$616	$3,607	$23,745	$5,485	$3,774	$419	$1,532	$56,326
Provision for loan and lease losses	3,537	(67)	(280)	(2,941)	(305)	526	19	(22)	467
Gross charge-offs	(3,065)	0	0	(485)	(223)	(384)	(126)	(215)	(4,498)
Recoveries	693	1	89	1,398	59	222	43	73	2,578
Total net charge-offs	(2,372)	1	89	913	(164)	(162)	(83)	(142)	(1,920)
Ending allowance for loan and lease losses	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873

	Three months ended June 30, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,170	$866	$2,272	$22,416	$4,040	$3,976	$354	$1,638	$53,732
Provision for loan and lease losses	2,572	1,014	447	1,283	(801)	(707)	(3)	232	4,037
Loans charged off	(265)	0	(28)	(1,596)	(28)	(398)	(30)	(357)	(2,702)
Recoveries	420	1	202	681	81	131	62	63	1,641
Total net charge-offs	155	1	174	(915)	53	(267)	32	(294)	(1,061)
Ending allowance for loan and lease losses	$20,897	$1,881	$2,893	$22,784	$3,292	$3,002	$383	$1,576	$56,708

	Six months ended June 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	2,941	(167)	45	(5,507)	2,024	1,331	28	139	834
Loans charged off	(4,808)	0	0	(970)	(284)	(564)	(175)	(447)	(7,248)
Recoveries	955	1	89	1,654	68	328	114	117	3,326
Total net charge-offs	(3,853)	1	89	684	(216)	(236)	(61)	(330)	(3,922)
Ending allowance for loan and lease losses	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873

	As of June 30, 2017
			Real Estate
	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,443	$0	$0	$124	$160	$2	$0	$0	$2,729
Collectively evaluated for impairment	15,870	550	3,416	21,593	4,856	4,136	355	1,368	52,144
Ending allowance for loan and lease losses	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873

Loans
Individually evaluated for impairment	$18,799	$94	$1,075	$24,081	$8,628	$3,704	$325	$0	$56,706
Collectively evaluated for impairment	1,805,790	88,058	442,037	2,447,574	481,770	460,362	47,329	44,139	5,817,059
Total loans	$1,824,589	$88,152	$443,112	$2,471,655	$490,398	$464,066	$47,654	$44,139	$5,873,765

	Six months ended June 30, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$821	$1,810	$23,656	$4,014	$3,943	$386	$1,773	$53,398
Provision for loan and lease losses	4,004	1,059	886	863	(793)	(522)	(61)	256	5,692
Loans charged off	(744)	0	(31)	(2,858)	(73)	(738)	(103)	(597)	(5,144)
Recoveries	642	1	228	1,123	144	319	161	144	2,762
Total net charge-offs	(102)	1	197	(1,735)	71	(419)	58	(453)	(2,382)
Ending allowance for loan and lease losses	$20,897	$1,881	$2,893	$22,784	$3,292	$3,002	$383	$1,576	$56,708

	As of December 31, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$550	$0	$0	$593	$179	$2	$0	$0	$1,324
Collectively evaluated for impairment	18,675	716	3,282	25,947	3,029	3,041	388	1,559	56,637
Ending allowance for loan and lease losses	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961

Loans
Individually evaluated for impairment	$13,203	$195	$0	$20,460	$9,601	$4,074	$437	$0	$47,970
Collectively evaluated for impairment	1,768,745	92,913	399,434	2,407,117	491,379	456,314	50,202	43,408	5,709,512
Total loans	$1,781,948	$93,108	$399,434	$2,427,577	$500,980	$460,388	$50,639	$43,408	$5,757,482

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial had goodwill of $204.1 million as of June 30, 2017 and December 31, 2016, respectively, and recorded no additional goodwill during 2017 or 2016.

Goodwill is not amortized, but is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2016 and no impairment was indicated.  As of June 30, 2017, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of June 30, 2017 and December 31, 2016, First Financial had $6.0 million and $6.5 million, respectively, of other intangible assets, which primarily consist of core deposit intangibles and are included in Goodwill and other intangibles in the Consolidated Balance Sheets.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at fair value on the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $3.9 million and $4.5 million as of June 30, 2017 and December 31, 2016, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 4.3 years. Amortization expense recognized on intangible assets for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.4 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2017 and 2016 was $0.7 million and $0.8 million, respectively.

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

First Financial had $1.0 billion in short-term borrowings with the FHLB at June 30, 2017 and $687.7 million as of December 31, 2016. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2017 and December 31, 2016.

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Long-term debt also includes $0.3 million and $0.4 million of FHLB long-term advances as of June 30, 2017 and December 31, 2016, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated debt	$120,000	5.13%	$120,000	5.13%
Unamortized debt issuance costs	(1,449)	N/A	(1,537)	N/A
FHLB borrowings	343	1.46%	351	1.43%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,669	5.14%	$119,589	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,170	$838	$6,332	$(2,256)	$4,076	$(3,062)	$4,076	$1,014
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(963)	128	(835)
Retirement obligation	0	(335)	335	(122)	213	(22,614)	213	(22,401)
Total	$7,372	$503	$6,869	$(2,452)	$4,417	$(26,639)	$4,417	$(22,222)

	Three months ended June 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,877	$(188)	$8,065	$(2,873)	$5,192	$2,110	$5,192	$7,302
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,471)	128	(1,343)
Retirement obligation	0	(317)	317	(116)	201	(23,848)	201	(23,647)
Total	$8,080	$(505)	$8,585	$(3,064)	$5,521	$(23,209)	$5,521	$(17,688)

	Six months ended June 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,002	$1,354	$8,648	$(3,085)	$5,563	$(4,549)	$5,563	$1,014
Unrealized gain (loss) on derivatives	405	0	405	(149)	256	(1,091)	256	(835)
Retirement obligation	0	(670)	670	(268)	402	(22,803)	402	(22,401)
Total	$10,407	$684	$9,723	$(3,502)	$6,221	$(28,443)	$6,221	$(22,222)

	Six months ended June 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$18,852	$(164)	$19,016	$(6,781)	$12,235	$(4,933)	$12,235	$7,302
Unrealized gain (loss) on derivatives	405	0	405	(149)	256	(1,599)	256	(1,343)
Retirement obligation	0	(634)	634	(233)	401	(24,048)	401	(23,647)
Total	$19,257	$(798)	$20,055	$(7,163)	$12,892	$(30,580)	$12,892	$(17,688)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2017 and 2016, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$838	$(188)	$1,354	$(164)	Net gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	104	104	207	207	Salaries and employee benefits
Recognized net actuarial loss (2)	(439)	(421)	(877)	(841)	Salaries and employee benefits
Defined benefit pension plan total	(335)	(317)	(670)	(634)
Total reclassifications for the period, before tax	$503	$(505)	$684	$(798)
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

At June 30, 2017, the Company had a total counterparty notional amount outstanding of $711.5 million, spread among ten counterparties, with an outstanding liability from these contracts of $3.7 million. At December 31, 2016, the Company had a total counterparty notional amount outstanding of $677.8 million, spread among ten counterparties, with an outstanding liability from these contracts of $5.2 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		June 30, 2017			December 31, 2016
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$711,489	$9,090	$(3,611)	$677,028	$8,401	$(4,158)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	711,489	3,611	(9,092)	677,028	4,158	(8,429)
Total		$1,422,978	$12,701	$(12,703)	$1,354,056	$12,559	$(12,587)

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

The following table discloses the gross and net amounts of liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$12,703	$(5,309)	$7,394	$12,587	$(462)	$12,125

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2017:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$711,489	5.9	$5,479	3.76%	3.18%
Pay fixed, matched interest rate swaps with counterparty	711,489	5.9	(5,481)	3.18%	3.76%
Total client derivatives	$1,422,978	5.9	$(2)	3.47%	3.47%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $61.2 million as of June 30, 2017 and $64.9 million as of December 31, 2016. The fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $21 thousand and $29 thousand at June 30, 2017 and December 31, 2016, respectively.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2017, the notional amount of the IRLCs was $24.8 million and the notional amount of forward commitments was $25.5 million. As of December 31, 2016, the notional amount of IRLCs was $13.2 million and the notional amount of forward commitments was $17.8 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.1 million at June 30, 2017 and $0.2 million at December 31, 2016.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.1 billion and $2.0 billion at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, loan commitments with a fixed interest rate totaled $112.0 million while commitments with variable interest rates totaled $1.9 billion. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from 1 to 29 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $26.6 million and $18.4 million at June 30, 2017 and December 31, 2016, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets. First Financial's affordable housing commitments totaled $40.6 million and $32.7 million as of June 30, 2017 and December 31, 2016, respectively. The Company recognized tax credits of $0.8 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized tax credits of $1.6 million and $1.1 million related to its investments in affordable housing projects for the six months ended June 30, 2017 and 2016, respectively. The Company recognized amortization expense which was included in income tax expense of $1.2 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized amortization expense of $2.2 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2017 or December 31, 2016.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $4.9 million at both June 30, 2017 and December 31, 2016. The maximum exposure to loss related to these investments was $13.7 million at June 30, 2017 and December 31, 2016, respectively, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended June 30, 2017 and 2016, respectively. Investments in historic tax credits resulted in $0.3 million of tax credits for each of the six months ended June 30, 2017 and June 30, 2016, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2017. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2017 or December 31, 2016.

NOTE 11:  INCOME TAXES

For the second quarter 2017, income tax expense was $11.2 million, resulting in an effective tax rate of 33.0% compared with income tax expense of $11.3 million and an effective tax rate of 33.4% for the comparable period in 2016. For the first six months of 2017, income tax expense was $21.7 million, resulting in an effective tax rate of 31.5% compared with $21.2 million and an effective tax rate of 33.3% for the comparable period in 2016. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, became effective during the first quarter of 2017 and requires the recognition of the income tax effects of share-based awards through the income statement as a component income tax expense. First Financial recorded a $45 thousand tax benefit as a result of share awards vesting and exercised during the second quarter of 2017 and $1.2 million during the first six months of 2017.

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

First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2017 and December 31, 2016, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2017, or the year ended December 31, 2016, and does not expect to make cash contributions to the plan through the remainder of 2017. As a result of the plan’s actuarial projections, First Financial recorded income of $0.3 million and $0.2 million for the quarters ended June 30, 2017 and 2016, respectively. First Financial recorded income of $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$1,239	$1,309	$2,477	$2,617
Interest cost	589	581	1,178	1,162
Expected return on assets	(2,481)	(2,432)	(4,962)	(4,863)
Amortization of prior service cost	(104)	(104)	(207)	(207)
Net actuarial loss	439	421	877	841
Net periodic benefit (income) cost	$(318)	$(225)	$(637)	$(450)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Numerator
Net income available to common shareholders	$22,736	$22,568	$47,150	$42,382

Denominator
Basic earnings per common share - weighted average shares	61,543,478	61,194,254	61,471,347	61,115,525
Effect of dilutive securities
Employee stock awards	625,031	763,206	649,706	734,493
Warrants	65,513	69,548	66,420	62,348
Diluted earnings per common share - adjusted weighted average shares	62,234,022	62,027,008	62,187,473	61,912,366

Earnings per share available to common shareholders
Basic	$0.37	$0.37	$0.77	$0.69
Diluted	$0.37	$0.36	$0.76	$0.68

Warrants to purchase 112,233 and 177,527 shares of the Company's common stock were outstanding as of June 30, 2017 and 2016, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price, there were no antidilutive options at June 30, 2017 and June 30, 2016.

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

Loans and leases. The fair value of C&I loans, lease financing, CRE, residential real estate and other consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing frequency.  The Company classifies the estimated fair value of loans as Level 3 in the fair value hierarchy.

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

Accrued interest receivable and payable. The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values and are aligned with the underlying assets or liabilities (Level 1, Level 2 or Level 3).

Deposits. The fair value of demand deposits, savings accounts and certain money-market deposits represents the amount payable on demand at the reporting date.  The carrying amounts for variable-rate CDs approximate their fair values at the reporting date.  The fair value of fixed-rate CDs is estimated using a discounted cash flow calculation which applies the interest rates currently offered for deposits of similar remaining maturities. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2017
Financial assets
Cash and short-term investments	$147,317	$147,317	$147,317	$0	$0
Investment securities held-to-maturity	696,269	698,722	0	698,722	0
Other investments	53,285	N/A	N/A	N/A	N/A
Loans held for sale	11,939	11,939	0	11,939	0
Loans and leases, net of ALLL	5,818,892	5,858,101	0	0	5,858,101
FDIC indemnification asset	9,599	5,378	0	0	5,378
Accrued interest receivable	19,968	19,968	0	7,126	12,842

Financial liabilities
Deposits
Noninterest-bearing	$1,476,563	$1,476,563	$0	$1,476,563	$0
Interest-bearing demand	1,496,173	1,496,173	0	1,496,173	0
Savings	2,398,262	2,398,262	0	2,398,262	0
Time	1,097,911	1,092,974	0	1,092,974	0
Total deposits	6,468,909	6,463,972	0	6,463,972	0
Short-term borrowings	1,088,333	1,088,333	1,088,333	0	0
Long-term debt	119,669	119,101	0	119,101	0
Accrued interest payable	5,197	5,197	844	4,353	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2016
Financial assets
Cash and short-term investments	$204,048	$204,048	$204,048	$0	$0
Investment securities held-to-maturity	763,254	763,575	0	763,575	0
Other investments	51,077	N/A	N/A	N/A	N/A
Loans held for sale	13,135	13,135	0	13,135	0
Loans and leases, net of ALLL	5,699,521	5,754,845	0	0	5,754,845
FDIC indemnification asset	12,017	6,720	0	0	6,720
Accrued interest receivable	18,503	18,503	0	5,705	12,798

Financial liabilities
Deposits
Noninterest-bearing	$1,547,985	$1,547,985	$0	$1,547,985	$0
Interest-bearing demand	1,513,771	1,513,771	0	1,513,771	0
Savings	2,142,189	2,142,189	0	2,142,189	0
Time	1,321,843	1,316,333	0	1,316,333	0
Total deposits	6,525,788	6,520,278	0	6,520,278	0
Short-term borrowings	807,912	807,912	807,912	0	0
Long-term debt	119,589	117,878	0	117,878	0
Accrued interest payable	5,049	5,049	410	4,639	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2017
Assets
Derivatives	$0	$12,847	$0	$12,847
Investment securities available-for-sale	8,924	1,289,654	0	1,298,578
Total	$8,924	$1,302,501	$0	$1,311,425

Liabilities
Derivatives	$0	$12,750	$0	$12,750

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2016
Assets
Derivatives	$0	$12,922	$0	$12,922
Investment securities available-for-sale	8,711	1,031,159	0	1,039,870
Total	$8,711	$1,044,081	$0	$1,052,792

Liabilities
Derivatives	$0	$12,725	$0	$12,725

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2017
Assets
Impaired loans	$0	$0	$1,713
OREO	0	0	3,217

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2016
Assets
Impaired loans	$0	$0	$8,154
OREO	0	0	3,921

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is an $8.7 billion bank holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana and Kentucky through its subsidiaries.  These subsidiaries include a commercial bank, First Financial Bank, with 102 banking centers and 124 ATMs. First Financial provides banking and financial services products to business and retail clients through its four lines of business: commercial and private banking, retail banking, investment commercial real estate and commercial finance. Commercial finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Commercial and private banking includes wealth management, which provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services and had $2.6 billion in assets under management as of June 30, 2017.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial’s goal is to develop a competitive advantage by utilizing a local market focus to provide a superior level of service and build long-term relationships with clients to help them reach greater levels of financial success. First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, and provides financing throughout the United States to franchise owners and clients within the financial services industry. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint. Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.  First Financial's investment in non-metropolitan markets has historically provided stable, low-cost funding sources and remains an important part of the Bank's core funding base.

On July 25, 2017, First Financial Bancorp and MainSource Financial Group, Inc. entered into a definitive merger agreement under which MainSource will merge into First Financial in a stock-for-stock transaction. MainSource Bank, a wholly owned subsidiary of MainSource, will merge into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource will receive 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, the transaction is valued at approximately $1.0 billion. Upon closing, First Financial shareholders will own approximately 63% of the combined company and MainSource shareholders will own approximately 37%, on a fully diluted basis. The merger will position the combined company to better serve the complimentary geographies of Ohio, Indiana and Kentucky, and create a higher performing bank with greater scale and capabilities.

OVERVIEW OF OPERATIONS

Second quarter 2017 net income was $22.7 million and earnings per diluted common share were $0.37. This compares with second quarter 2016 net income of $22.6 million and earnings per diluted common share of $0.36. For the six months ended June 30, 2017, net income was $47.2 million, and earnings per diluted common share were $0.76. This compares with net income of $42.4 million and earnings per diluted common share of $0.68 for the first six months of 2016.

Return on average assets for the second quarter 2017 was 1.06% compared to 1.11% for the comparable period in 2016 and return on average shareholders’ equity for the second quarter 2017 was 10.25% compared to 10.84% for the comparative period in 2016. Return on average assets for the six months ended June 30, 2017 was 1.12% compared to 1.04% for the same period in 2016, and return on average shareholders' equity was 10.80% and 10.27% for the first six months of 2017 and 2016, respectively.

A discussion of First Financial's results of operations for the three and six months ended June 30, 2017 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net interest income	$68,520	$67,132	$137,452	$133,687
Tax equivalent adjustment	1,294	1,058	2,519	2,110
Net interest income - tax equivalent	$69,814	$68,190	$139,971	$135,797

Average earning assets	$7,855,564	$7,475,711	$7,776,082	$7,436,862

Net interest margin (1)	3.50%	3.61%	3.56%	3.62%
Net interest margin (fully tax equivalent) (1)	3.56%	3.67%	3.63%	3.67%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2017 was $68.5 million, increasing $1.4 million, or 2.1%, from second quarter 2016 net interest income of $67.1 million.  The increase in net interest income for the second quarter 2017 as compared to the same period in 2016 was primarily driven by a $5.6 million, or 7.5%, increase in interest income, which was partially offset by a $4.2 million, or 52.4%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the second quarter 2017 was $69.8 million compared to $68.2 million for the second quarter 2016.

Net interest margin on a fully tax equivalent basis declined 11 bps to 3.56% for the second quarter 2017 compared to 3.67% for the second quarter 2016.  The decline in net interest margin was driven by funding costs outpacing earning asset yields as rising interest rates resulted in the immediate repricing of variable rate funding and combined with the Company’s earning asset mix, among other factors, to offset a moderate increase in interest income.

Higher interest income resulted from an increase in average earning assets from $7.5 billion in the second quarter of 2016 to $7.9 billion in the second quarter of 2017, as well as an increase in the yield on earning assets over those same periods from 4.03% to 4.13%, respectively. The increase in average earning assets was due to an increase in average loan balances of $215.5 million, or 3.9%, in the second quarter 2017 compared to the second quarter 2016, primarily as a result of strong organic loan growth. Average investment securities balances also increased $165.8 million, or 8.9% in the second quarter of 2017 compared to the second quarter of 2016. The yield on earning assets was impacted by higher interest earned on loans and investment securities, resulting from recent increases in interest rates and slower investment prepayment speeds.

Interest expense increased as a result of higher average interest-bearing deposits, as well as higher rates paid on deposits during the period. Average interest-bearing deposits increased $188.8 million, or 3.9%, from the second quarter 2016 as a result of strong deposit generation efforts in recent quarters. Rising interest rates and a higher mix of variable rate deposit balances in recent periods contributed to a 24 bps increase in deposit costs from 45 bps for the second quarter of 2016 to 69 bps for the second quarter of 2017. Average short-term borrowing yields also increased 44 bps to 94 bps for the second quarter 2017 from 50 bps in the second quarter of 2016, reflecting recent increases in interest rates.

For the six months ended June 30, 2017, net interest income was $137.5 million, an increase of $3.8 million, or 2.8%, from net interest income of $133.7 million for the comparable period in 2016. Net interest income on a fully-tax equivalent basis for the six months ended June 30, 2017 was $140.0 million compared to $135.8 million for the comparable period in 2016. Similar to the comparable quarter items discussed above, the increase in net interest income was primarily driven by higher earning asset balances resulting from strong organic loan growth and higher investment securities balances. Higher interest income was partially offset by a $5.9 million, or 36.1% increase in interest expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The net interest margin on a fully tax equivalent basis declined four basis points to 3.63% for the six months ended 2017 compared to 3.67% during the same period in 2016. The decline in net interest margin was primarily related to an increase in average interest-bearing deposit balances of $191.5 million, or 4.0%, when compared to the similar period in 2016, as well as a 17 bps increase in the cost of deposit funding from 46 bps in 2016 to 63 bps in 2017, reflecting rising interest rates in recent quarters. Also, as a result of the recent increases in interest rates, short-term borrowing yields increased 31 bps from 50 bps in the comparable period in 2016 to 81 bps for the first six months of 2017, driving a $1.3 million increase in short-term borrowing costs during the period.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$2,035,334	2.77%	$1,869,540	2.54%	$1,971,372	2.76%	$1,904,156	2.58%
Interest-bearing deposits with other banks	20,293	1.11%	21,687	0.50%	30,582	0.90%	22,989	0.52%
Gross loans (1)	5,799,937	4.61%	5,584,484	4.55%	5,774,128	4.63%	5,509,717	4.59%
Total earning assets	7,855,564	4.13%	7,475,711	4.03%	7,776,082	4.14%	7,436,862	4.07%

Nonearning assets
Allowance for loan and lease losses	(57,379)		(55,504)		(57,917)		(55,193)
Cash and due from banks	116,123		121,426		115,922		119,604
Accrued interest and other assets	668,653		662,204		662,409		660,118
Total assets	$8,582,961		$8,203,837		$8,496,496		$8,161,391

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,483,186	0.27%	$1,483,025	0.13%	$1,483,803	0.23%	$1,437,308	0.14%
Savings	2,408,950	0.69%	2,042,188	0.25%	2,317,338	0.59%	1,990,197	0.26%
Time	1,164,087	1.23%	1,342,226	1.10%	1,198,667	1.20%	1,380,841	1.08%
Total interest-bearing deposits	5,056,223	0.69%	4,867,439	0.45%	4,999,808	0.63%	4,808,346	0.46%
Borrowed funds
Short-term borrowings	875,481	0.94%	846,376	0.50%	862,175	0.81%	896,281	0.50%
Long-term debt	119,651	5.16%	119,575	5.17%	119,628	5.19%	119,564	5.20%
Total borrowed funds	995,132	1.45%	965,951	1.08%	981,803	1.35%	1,015,845	1.05%
Total interest-bearing liabilities	6,051,355	0.81%	5,833,390	0.55%	5,981,611	0.75%	5,824,191	0.56%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,513,995		1,441,068		1,506,587		1,413,918
Other liabilities	128,007		91,967		127,838		93,782
Shareholders' equity	889,604		837,412		880,460		829,500
Total liabilities and shareholders' equity	$8,582,961		$8,203,837		$8,496,496		$8,161,391

Net interest income	$68,520		$67,132		$137,452		$133,687

Net interest spread		3.32%		3.48%		3.39%		3.51%
Contribution of noninterest-bearing sources of funds		0.18%		0.13%		0.17%		0.11%
Net interest margin (2)		3.50%		3.61%		3.56%		3.62%

Tax equivalent adjustment		0.06%		0.06%		0.07%		0.05%
Net interest margin (fully tax equivalent) (2)		3.56%		3.67%		3.63%		3.67%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2017			Changes for the six months ended June 30, 2017
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$1,048	$1,145	$2,193	$1,698	$921	$2,619
Interest-bearing deposits with other banks	33	(4)	29	44	34	78
Gross loans (1)	907	2,477	3,384	876	6,066	6,942
Total earning assets	1,988	3,618	5,606	2,618	7,021	9,639
Interest-bearing liabilities
Total interest-bearing deposits	2,898	324	3,222	4,019	598	4,617
Borrowed funds
Short-term borrowings	930	68	998	1,398	(138)	1,260
Long-term debt	(3)	1	(2)	(5)	2	(3)
Total borrowed funds	927	69	996	1,393	(136)	1,257
Total interest-bearing liabilities	3,825	393	4,218	5,412	462	5,874
Net interest income	$(1,837)	$3,225	$1,388	$(2,794)	$6,559	$3,765
(1) Loans held for sale, nonaccrual loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2017 noninterest income was $17.5 million, declining $2.7 million, or 13.6%, from $20.2 million in the second quarter of 2016. This decrease was due primarily to a $3.7 million, or 63.8%, decrease in other noninterest income, a $0.5 million, or 28.1%, decrease in net gains on sales of loans and a $0.3 million, or 17.2%, decrease in client derivative fees, which were partially offset by a $1.0 million increase in net gains on sale of investment securities and a $0.4 million, or 11.9%, increase in bankcard income.

Other noninterest income decreased from $5.9 million during the second quarter 2016 to $2.1 million for the second quarter 2017 primarily due to a $2.4 million gain on redemption of a limited partnership investment in 2016 as well as a $1.2 million decrease in income from the accelerated discount on covered loans resulting from the continued decline in covered loan balances. Lower net gains on sales of loans and client credit derivative fees in the second quarter of 2017 both reflect particularly strong loan demand in the second quarter of 2016.

Net gain on sales of investment securities increased in the second quarter of 2017 as the sale of $103.4 million of investment securities resulted in net gains of $0.8 million during the period. The increase in bankcard income was the result of elevated card volume and customer activity in the second quarter of 2017.

Noninterest income for the six months ended June 30, 2017 was $34.8 million, declining $0.9 million, or 2.5%, from noninterest income of $35.7 million for the first six months of 2016. The decrease in noninterest income from the comparable period in 2016 was due primarily to a $3.3 million, or 38.8%, decrease in other noninterest income and a $0.3 million, or 10.4%, decrease in client derivative fees, which were partially offset by a $1.5 million increase in net gains on sale of investment securities, and a $0.6 million, or 10.4%, increase in bankcard income.

Similar to the comparable quarter items previously discussed, the decline in other noninterest income for the first six months of 2017 was primarily due to the redemption of a limited partnership investment in 2016 in addition to a $2.2 million decline in income from the accelerated discount on covered loans. Net gains on sales of loans and client credit derivative fees both decreased due to notably high loan demand in 2016. Net gain on sales of investment securities increased in the first six months of 2017 as the sale of $125.6 million of investment securities resulted in net gains of $1.4 million during the period, and the increase in bankcard income resulted from elevated card volume and customer activity in 2017.

NONINTEREST EXPENSE

Second quarter 2017 noninterest expense was $51.6 million compared with $49.4 million for the second quarter of 2016. The $2.1 million, or 4.3%, increase from the comparable quarter in 2016 was primarily attributable to a $2.0 million, or 6.8%, increase in salaries and employee benefits and a $0.7 million, or 26.6%, increase in data processing expenses, partially offset by a $0.9 million, or 14.3%, decline in other noninterest expenses.

Higher salary and benefits expenses during the second quarter of 2017 were primarily related to higher staffing and health care costs, as well as annual compensation adjustments and $0.5 million of severance costs related to efficiency initiatives. Elevated data processing expenses resulted from investments in enterprise data management and system upgrades, in addition to various other software license expenses. Lower other noninterest expenses were primarily driven by lower regulatory costs resulting from the 2016 charter conversion and a decline in collection expenses during the period.

Noninterest expense for the six months ended June 30, 2017 was $102.6 million compared with $100.1 million in the six months ended June 30, 2016. The $2.5 million, or 2.5%, increase from the comparable period in 2016 was primarily attributable to a $4.2 million, or 7.0%, increase in salaries and benefits and a $1.3 million, or 24.0%, increase in data processing expenses, partially offset by a $2.2 million, or 18.1%, decrease in other noninterest expenses and a $0.6 million, or 6.7%, decrease in net occupancy expenses. The increase in salaries and benefits was primarily due to higher staffing levels and performance-based compensation, annual compensation adjustments and higher health care costs during the period similar to the comparable quarter variance. The year to date increase in data processing expenses was primarily related to investments in data management and system upgrades, as well as various other software license expenses. Lower other noninterest expenses were primarily driven by lower regulatory costs resulting from the 2016 charter conversion, fewer collection expenses and a decline in the reserve for unfunded commitments. Lower occupancy expenses resulted from branch consolidation activities.

INCOME TAXES

Income tax expense was $11.2 million for the second quarter of 2017, resulting in an effective tax rate of 33.0% compared to $11.3 million and 33.4% for the comparable period in 2016. For the first six months of 2017, income tax expense was $21.7 million, resulting in an effective tax rate of 31.5% compared to $21.2 million and an effective tax rate of 33.3% for the comparable period in 2016. The lower effective tax rate during the first six months of 2017 related primarily to the adoption of ASU 2016-09 regarding employee share-based compensation. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, became effective during the first quarter of 2017 and requires the recognition of the income tax effects of share-based awards through the income statement as a component of income tax expense. First Financial recorded a $1.2 million tax benefit as a result of share-based awards vesting and exercised during the first six months of 2017.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2017 is expected to be approximately 31.5% - 32.5%.

LOANS

Loans, excluding loans held for sale, totaled $5.9 billion as of June 30, 2017, and increased $116.3 million, or 2.0%, compared to December 31, 2016.  The increase in loan balances from December 31, 2016 was the result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Higher loan balances at June 30, 2017 were driven by a $44.1 million, or 1.8%, increase in CRE loans, a $43.7 million, or 10.9%, increase in construction real estate loans and a $42.6 million, or 2.4%, increase in C&I loans during the period.

Second quarter 2017 average loans, excluding loans held for sale, increased $223.0 million, or 4.0%, from the second quarter of 2016.  The increase in average loans, excluding loans held for sale, was driven by a $123.4 million, or 5.4%, increase in CRE loans, a $99.6 million, or 28.6%, increase in construction real estate loans and a $26.3 million, or 1.5%, increase in C&I loans. Increases in average loan balances were attributable to strong organic loan growth in recent periods.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial accounts for the majority of loans acquired in FDIC transactions as purchased impaired loans, except for loans with revolving privileges, which are outside the scope of FASB ASC Topic 310-30, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans include loans previously covered under loss sharing agreements as well as loans that remain subject to FDIC loss sharing coverage. First Financial had purchased impaired loans totaling $119.2 million and $138.0 million, at June 30, 2017 and December 31, 2016, respectively. These balances exclude contractual interest not yet accrued.

Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. The Company's loss sharing agreements with the FDIC related to non-single family assets expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. The three year period for sharing recoveries on non-single family loans expires on October 1, 2017. Covered loans declined 6.2% to $87.3 million at June 30, 2017 from $93.1 million as of December 31, 2016.  A decline in covered loan balances was expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage, unless First Financial acquires additional loans subject to loss sharing agreements in the future.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, accruing TDRs (collectively, nonperforming loans) and OREO. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan and lease losses or prospective yield adjustments.

Nonperforming assets increased $8.4 million, or 15.5%, to $62.7 million at June 30, 2017 from $54.3 million as of December 31, 2016, due to an $8.7 million, or 18.2%, increase in nonperforming loans which was partially offset by a $0.3 million, or 5.1%, decline in OREO balances during the period. Higher nonperforming assets at June 30, 2017 were primarily driven by three commercial relationships downgraded to nonaccrual status, which offset the Company's resolution efforts during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $29.6 million at June 30, 2017, which is a $5.8 million, or 16.5%, decrease from $35.4 million at December 31, 2016.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, declined 21.4% to $98.4 million as of June 30, 2017 compared to $125.2 million at December 31, 2016. The decrease in classified assets was the result of strong workout efforts and improved credit risk ratings on previously classified assets during the period.

The table that follows details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of June 30, 2017 and the four previous quarters.

	Quarter ended
	2017		2016
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$15,099	$9,249	$2,419	$3,201	$2,980
Lease financing	94	102	195	214	1,167
Construction real estate	1,075	1,075	0	0	0
Commercial real estate	12,617	14,324	6,098	5,985	8,750
Residential real estate	4,442	4,520	5,251	4,759	4,824
Home equity	2,937	3,571	3,400	3,815	4,123
Installment	307	322	367	327	433
Nonaccrual loans	36,571	33,163	17,730	18,301	22,277
Accruing troubled debt restructurings	20,135	29,948	30,240	32,164	28,022
Total nonperforming loans	56,706	63,111	47,970	50,465	50,299
Other real estate owned	5,961	5,300	6,284	7,577	9,302
Total nonperforming assets	62,667	68,411	54,254	58,042	59,601
Accruing loans past due 90 days or more	124	96	142	130	981
Total underperforming assets	$62,791	$68,507	$54,396	$58,172	$60,582
Total classified assets	$98,391	$114,550	$125,155	$142,169	$143,331

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	150.05%	169.85%	326.91%	314.84%	254.56%
Nonperforming loans	96.77%	89.25%	120.83%	114.17%	112.74%
Total ending loans	0.93%	0.98%	1.01%	1.00%	0.99%
Nonperforming loans to total loans	0.97%	1.10%	0.83%	0.87%	0.88%
Nonperforming assets to
Ending loans, plus OREO	1.07%	1.19%	0.94%	1.00%	1.04%
Total assets	0.72%	0.80%	0.64%	0.69%	0.72%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.72%	0.67%	0.42%	0.45%	0.55%
Total assets	0.49%	0.45%	0.28%	0.31%	0.38%
Classified assets to total assets	1.13%	1.34%	1.48%	1.70%	1.72%
(1) Nonaccrual loans include nonaccrual TDRs of $9.4 million, $7.8 million, $5.1 million, $5.6 million and $8.0 million as of June 30, 2017, March 31, 2017, December 31,2016, September 30, 2016 and June 30, 2016, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $2.0 billion, or 23.5% of total assets, at June 30, 2017 and $1.9 billion, or 22.0% of total assets, at December 31, 2016.  Securities available-for-sale totaled $1.3 billion at June 30, 2017 and $1.0 billion at December 31, 2016, while held-to-maturity securities totaled $696.3 million at June 30, 2017 and $763.3 million at December 31, 2016.

The Company's investment portfolio increased $193.9 million, or 10.5%, during the first six months of 2017 as a result of soft loan demand earlier in the year. The overall duration of the investment portfolio was 3.2 years as of June 30, 2017 and December 31, 2016, respectively.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments and thus carry credit risk. First Financial performs a detailed pre-purchase collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that enhance the overall performance of the portfolio.

First Financial recorded a $1.0 million unrealized after-tax gain on the investment portfolio as a component of equity in accumulated other comprehensive income at June 30, 2017. The total unrealized gain on the investment portfolio increased $5.6 million, or 122.3%, from a $4.5 million unrealized after-tax loss at December 31, 2016.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2017 were $6.5 billion, representing a decrease of $56.9 million, or 0.9%, compared to December 31, 2016, as total time deposits decreased $223.9 million, or 16.9%, and total noninterest-bearing deposits decreased $71.4 million, or 4.6%, while total savings deposits increased $256.1 million, or 12.0%, during the period.

Non-time deposit balances totaled $5.4 billion as of June 30, 2017, increasing $167.1 million, or 3.2%, compared to December 31, 2016 from strong deposit sales efforts. Time deposit balances declined as a result of the intentional runoff of higher-cost brokered CDs.

Average deposits increased $261.7 million, or 4.1%, to $6.6 billion at June 30, 2017 from $6.3 billion at June 30, 2016 due to a $366.8 million, or 18.0%, increase in average savings deposits and a $72.9 million, or 5.1%, increase in average noninterest-bearing deposits, which were partially offset by a $178.1 million, or 13.3%, decline in average time deposits. Higher average deposit balances resulted from strong organic growth in recent periods, notably in variable rate products.

Borrowed funds increased to $1.2 billion at June 30, 2017 from $927.5 million at December 31, 2016 primarily the result of the Company's funding needs and the cyclical nature of public fund depositors. First Financial had $957.7 million in short-term borrowings with the FHLB at June 30, 2017 and $687.7 million as of December 31, 2016, which are used to manage normal liquidity needs and support the Company's asset and liability management strategies. In 2015, First Financial issued $120.0 million of subordinated notes. The subordinated notes have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

As of June 30, 2017 and December 31, 2016, outstanding subordinated debt totaled $118.6 million and $118.5 million, respectively, which included prepaid debt issuance costs of $1.4 million for each period. Long-term debt also included FHLB long-term advances of $0.3 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively as well as an interest-free $0.8 million capital loan outstanding with a municipality at June 30, 2017 and December 31, 2016. First Financial's total remaining borrowing capacity from the FHLB was $414.4 million at June 30, 2017.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets, and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2017 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	A-
Short-Term Debt	K2	BBB+
Deposit	N/A	K2
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities totaling $3.5 billion as collateral for borrowings from the FHLB as of June 30, 2017.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2017 and December 31, 2016.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.3 billion and $1.0 billion at June 30, 2017 and December 31, 2016, respectively.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $17.1 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.  Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At June 30, 2017, in addition to liquidity on hand of $147.3 million, First Financial had unused and available overnight wholesale funding of $2.5 billion, or 29.2% of total assets, to fund loan and deposit activities, as well as general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $27.6 million for the first six months of 2017.  As of June 30, 2017, the Bank had retained earnings of $518.2 million of which $134.7 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $57.5 million in cash at the parent company as of June 30, 2017, which approximates the Company’s annual regular shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments were $4.2 million and $5.0 million for the first six months of 2017 and 2016, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Management believes, as of June 30, 2017, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments, and the method for calculating risk-weighted assets includes identification of riskier assets which require higher capital allocations, such as highly volatile commercial real estate and nonaccrual loans. First Financial's tier 1 ratio increased from 10.46% as of December 31, 2016 to 10.54% as of June 30, 2017, while the total capital ratio decreased from 13.10% as of December 31, 2016 to 13.05% as of June 30, 2017. The leverage ratio increased to 8.69% at June 30, 2017 compared to 8.60% as of December 31, 2016 and the Company’s tangible common equity ratio increased from 7.96% at December 31, 2016 to 8.09% during the current quarter. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the minimum requirement by $263.6 million on a consolidated basis at June 30, 2017.

The following tables present the actual and required capital amounts and ratios as of June 30, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$731,024	10.54%	$398,858	5.75%	N/A	N/A	$485,567	7.00%
First Financial Bank	771,900	11.16%	397,800	5.75%	$449,687	6.50%	484,278	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	731,128	10.54%	502,908	7.25%	N/A	N/A	589,617	8.50%
First Financial Bank	772,004	11.16%	501,574	7.25%	553,460	8.00%	588,052	8.50%

Total capital to risk-weighted assets
Consolidated	905,222	13.05%	641,642	9.25%	N/A	N/A	728,350	10.50%
First Financial Bank	834,901	12.07%	639,939	9.25%	691,826	10.00%	726,417	10.50%

Leverage ratio
Consolidated	731,128	8.69%	336,609	4.00%	N/A	N/A	336,609	4.00%
First Financial Bank	772,004	9.18%	336,245	4.00%	420,306	5.00%	336,245	4.00%

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

Shareholder Dividends. First Financial paid a dividend of $0.17 per common share on July 3, 2017 to shareholders of record as of June 2, 2017. Additionally, First Financial's board of directors authorized a dividend of $0.17 per common share for the next regularly scheduled dividend, payable on October 2, 2017 to shareholders of record as of September 1, 2017.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the first six months of 2017 and 2016. At June 30, 2017, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. During the first quarter of 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the period.

Shareholders' Equity. Total shareholders’ equity at June 30, 2017 was $898.1 million compared to total shareholders’ equity at December 31, 2016 of $865.2 million.

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

The ALLL was $54.9 million as of June 30, 2017 and $58.0 million as of December 31, 2016, and as a percentage of period-end loans, the ALLL was 0.93% as of June 30, 2017 compared to 1.01% as of December 31, 2016. The decline in the ALLL when compared to December 31, 2016 is consistent with the Company's stable overall credit outlook, and was the result of lower classified asset balances as well as the decline in covered/formerly covered loans.

The ALLL as a percentage of nonaccrual loans was 150.05% at June 30, 2017 and 326.91% at December 31, 2016. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, declined to 96.77% as of June 30, 2017 from 120.83% as of December 31, 2016 due to the lower ALLL and an $8.7 million, or 18.2%, increase in nonperforming loans. The increase in nonperforming loans during the first six months of 2017 was primarily driven by three commercial relationships downgraded to nonaccrual status during the period, which offset the Company's resolution efforts.

Second quarter 2017 net charge-offs were $1.9 million, or 0.13% of average loans and leases on an annualized basis, compared to net charge-offs of $1.1 million, or 0.08% of average loans and leases on an annualized basis for the comparable quarter in 2016. The $0.9 million increase in net charge-offs from the comparable period in 2016 was primarily the result of higher C&I loan charge-offs, partially offset by a decline in CRE loan charge-offs and higher C&I and CRE recoveries during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Second quarter 2017 provision expense was $0.5 million compared to $4.0 million during the comparable quarter in 2016, driven by a $44.9 million, or 31.4% decline in classified asset balances and the continued runoff of covered/formerly covered loan balances, both of which generally have higher reserve percentages than other loan types. Provision expense was $0.8 million compared to $5.7 million for the six months ended June 30, 2017 and 2016, respectively.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Six months ended
	2017		2016			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	2017	2016
Allowance for loan and lease loss activity
Balance at beginning of period	$56,326	$57,961	$57,618	$56,708	$53,732	$57,961	$53,398
Provision for loan losses	467	367	2,761	1,687	4,037	834	5,692
Gross charge-offs
Commercial and industrial	3,065	1,743	1,590	296	265	4,808	744
Lease financing	0	0	0	0	0	0	0
Construction real estate	0	0	(2)	64	28	0	31
Commercial real estate	485	485	990	1,135	1,596	970	2,859
Residential real estate	223	61	224	90	28	284	73
Home equity	384	180	232	475	398	564	738
Installment	126	49	60	223	30	175	102
Credit card	215	232	326	267	357	447	597
Total gross charge-offs	4,498	2,750	3,420	2,550	2,702	7,248	5,144
Recoveries
Commercial and industrial	693	262	186	327	420	955	641
Lease financing	1	0	0	0	1	1	1
Construction real estate	89	0	51	6	202	89	228
Commercial real estate	1,398	256	382	997	681	1,654	1,123
Residential real estate	59	9	54	38	81	68	145
Home equity	222	106	144	257	131	328	319
Installment	43	71	118	56	62	114	161
Credit card	73	44	67	92	63	117	144
Total recoveries	2,578	748	1,002	1,773	1,641	3,326	2,762
Total net charge-offs	1,920	2,002	2,418	777	1,061	3,922	2,382
Ending allowance for loan and lease losses	$54,873	$56,326	$57,961	$57,618	$56,708	$54,873	$56,708

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.53%	0.34%	0.32%	(0.01)%	(0.04)%	0.44%	0.01%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	(0.08)%	0.00%	(0.06)%	0.06%	(0.20)%	(0.04)%	(0.12)%
Commercial real estate	(0.15)%	0.04%	0.10%	0.02%	0.16%	(0.06)%	0.15%
Residential real estate	0.13%	0.04%	0.13%	0.04%	(0.04)%	0.09%	(0.03)%
Home equity	0.14%	0.07%	0.08%	0.19%	0.23%	0.10%	0.18%
Installment	0.65%	(0.18)%	(0.47)%	1.40%	(0.29)%	0.24%	(0.28)%
Credit card	1.28%	1.73%	2.35%	1.64%	2.88%	1.50%	2.21%
Total net charge-offs	0.13%	0.14%	0.17%	0.05%	0.08%	0.14%	0.09%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity arising from changes in market interest rates. Interest rate risk arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility from shifts in market interest rates.

First Financial monitors the Company's interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios, including instantaneous shocks. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

First Financial’s interest rate risk models are based on the contractual and assumed cash flows and repricing characteristics for all of the Company’s assets, liabilities and off-balance sheet exposure. A number of assumptions are also incorporated into the interest rate risk models, including prepayment behaviors and repricing spreads for assets in addition to attrition and repricing rates for liabilities. Assumptions are primarily derived from behavior studies of the Company’s historical client base and are continually refined. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 70% in its interest rate risk modeling as of June 30, 2017. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +200 BP scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2017, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 BP (1)	+100 BP	+200 BP
NII-Year 1	(3.69)%	1.63%	2.60%
NII-Year 2	(5.70)%	4.06%	5.96%
EVE	(4.05)%	(0.30)%	0.29%
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

First Financial was within all internal policy limits set for interest rate risk monitoring as of June 30, 2017. The projected results for NII and EVE became became less asset sensitive during the second quarter of 2017 due to a liability mix toward rate sensitive deposit products, coupled with the impact from higher fixed rate investment securities. Partially offsetting the downward sensitivity pressures, was the continued focus on variable rate lending and while limiting fixed rate originations. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The table that follows reflects First Financial’s estimated NII sensitivity profile as of June 30, 2017 assuming both a 25% increase and decrease to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	2.64%	0.56%	4.28%	0.92%
NII-Year 2	5.06%	3.01%	7.61%	4.30%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2016 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2017.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
May 1 to May 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	8,591	28.05	N/A	N/A
June 1 to June 30, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	8,591	$28.05	N/A

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s 1999 Stock Incentive Plan for Officers and Employees, Amended and Restated 2009 Non-Employee Director Stock Plan, 2012 Stock Plan and 2012 Amended and Restated Stock Plan(collectively referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to the Stock Plans and the average price paid per share.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

(2)
First Financial has one previously announced stock repurchase plan under which it is authorized to purchase shares of its common stock.  The plan has no expiration date.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
10/25/2012	5,000,000	1,490,867	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
10.1	First Financial Bancorp. Amended and Restated 2012 Stock Plan (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on May 24, 2017) (File No. 001-34762).*

10.2	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (Directors, 1-year vest/accrual of dividends).*

10.3	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends).

10.4	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends).*

10.5
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Franchise Capital Corporation, 3-year vesting/accrual of dividends).*

10.6	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank) 3-year vesting/accrual of dividends).*

10.7	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends).*

10.8	Form of Agreement for Stock Awards under the Key Executive Short Term Incentive Plan and the First Financial Bancorp. Amended and Restated 2012 Stock Plan (immediate vest, 1-year holding).*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

*    Compensation plan(s) and arrangement(s).
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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ John M. Gavigan		/s/ Scott T. Crawley
John M. Gavigan		Scott T. Crawley
Senior Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	8/7/2017	Date	8/7/2017