Form 10-Q
period 2017-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2017-11-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/3/2017
Common stock, No par value	62,060,022

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting standards codification	FHLB	Federal Home Loan Bank
ASU	Accounting standards update	First Financial	First Financial Bancorp.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank	FRB	Federal Reserve Bank
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	U.S. Generally Accepted Accounting Principles
Bp/bps	Basis point(s)	IRLC	Interest Rate Lock Commitment
CDs	Certificates of deposit	MainSource	MainSource Financial Group, Inc.
C&I	Commercial and Industrial	N/A	Not applicable
CRE	Commercial Real Estate	NII	Net interest income
Company	First Financial Bancorp.	Oak Street	Oak Street Holdings Corporation
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 825, Financial Instruments	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$117,840	$121,598
Interest-bearing deposits with other banks	34,787	82,450
Investment securities available-for-sale, at fair value (amortized cost $1,281,320 at September 30, 2017 and $1,045,337 at December 31, 2016)	1,286,770	1,039,870
Investment securities held-to-maturity (fair value $672,236 at September 30, 2017 and $763,575 at December 31, 2016)	669,816	763,254
Other investments	53,198	51,077
Loans held for sale	16,466	13,135
Loans and leases
Commercial and industrial	1,886,093	1,781,948
Lease financing	86,014	93,108
Construction real estate	420,941	399,434
Commercial real estate	2,523,387	2,427,577
Residential real estate	477,964	500,980
Home equity	494,342	460,388
Installment	43,650	50,639
Credit card	44,646	43,408
Total loans and leases	5,977,037	5,757,482
Less: Allowance for loan and lease losses	54,534	57,961
Net loans and leases	5,922,503	5,699,521
Premises and equipment	126,790	131,579
Goodwill and other intangibles	209,730	210,625
Accrued interest and other assets	323,789	324,858
Total assets	$8,761,689	$8,437,967

Liabilities
Deposits
Interest-bearing demand	$1,518,011	$1,513,771
Savings	2,434,086	2,142,189
Time	1,188,597	1,321,843
Total interest-bearing deposits	5,140,694	4,977,803
Noninterest-bearing	1,585,396	1,547,985
Total deposits	6,726,090	6,525,788
Federal funds purchased and securities sold under agreements to repurchase	45,532	120,212
Federal Home Loan Bank short-term borrowings	818,200	687,700
Total short-term borrowings	863,732	807,912
Long-term debt	119,615	119,589
Total borrowed funds	983,347	927,501
Accrued interest and other liabilities	137,298	119,454
Total liabilities	7,846,735	7,572,743

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2017 and 2016	571,750	570,382
Retained earnings	477,588	437,188
Accumulated other comprehensive loss	(20,379)	(28,443)
Treasury stock, at cost, 6,669,266 shares in 2017 and 6,751,179 shares in 2016	(114,005)	(113,903)
Total shareholders' equity	914,954	865,224
Total liabilities and shareholders' equity	$8,761,689	$8,437,967

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$71,148	$66,997	$205,764	$194,820
Investment securities
Taxable	13,150	10,326	37,356	32,405
Tax-exempt	1,537	1,083	4,347	3,401
Total interest on investment securities	14,687	11,409	41,703	35,806
Other earning assets	(917)	(1,081)	(2,932)	(3,323)
Total interest income	84,918	77,325	244,535	227,303
Interest expense
Deposits	10,335	5,600	25,939	16,587
Short-term borrowings	2,566	1,368	6,049	3,591
Long-term borrowings	1,538	1,539	4,616	4,620
Total interest expense	14,439	8,507	36,604	24,798
Net interest income	70,479	68,818	207,931	202,505
Provision for loan and lease losses	2,953	1,687	3,787	7,379
Net interest income after provision for loan and lease losses	67,526	67,131	204,144	195,126
Noninterest income
Service charges on deposit accounts	5,169	5,056	14,585	13,892
Trust and wealth management fees	3,324	3,236	10,476	9,959
Bankcard income	3,272	2,984	9,908	8,996
Client derivative fees	1,779	1,210	4,371	4,104
Net gains from sales of loans	1,455	2,066	3,998	5,093
Net gains (losses) on sales of investment securities	276	398	1,630	234
Other	7,667	1,999	12,792	10,377
Total noninterest income	22,942	16,949	57,760	52,655
Noninterest expenses
Salaries and employee benefits	33,827	32,093	97,121	91,234
Net occupancy	4,328	4,543	13,145	13,991
Furniture and equipment	2,161	2,139	6,474	6,482
Data processing	3,455	2,828	10,254	8,311
Marketing	649	641	2,141	2,507
Communication	430	527	1,345	1,485
Professional services	2,030	1,460	5,257	4,572
State intangible tax	721	639	2,163	1,917
FDIC assessments	1,051	1,048	3,001	3,292
Loss (gain) - other real estate owned	237	(112)	423	(259)
Other	5,554	5,299	15,720	17,706
Total noninterest expenses	54,443	51,105	157,044	151,238
Income before income taxes	36,025	32,975	104,860	96,543
Income tax expense	11,199	10,125	32,884	31,311
Net income	$24,826	$22,850	$71,976	$65,232
Net earnings per common share - basic	$0.40	$0.37	$1.17	$1.07
Net earnings per common share - diluted	$0.40	$0.37	$1.16	$1.05
Cash dividends declared per share	$0.17	$0.16	$0.51	$0.48
Average common shares outstanding - basic	61,577,619	61,280,283	61,507,160	61,170,845
Average common shares outstanding - diluted	62,189,637	62,086,067	62,185,874	61,962,961

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$24,826	$22,850	$71,976	$65,232
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	1,501	(162)	7,064	12,073
Change in retirement obligation	213	200	615	601
Unrealized gain (loss) on derivatives	129	128	385	384
Other comprehensive income (loss)	1,843	166	8,064	13,058
Comprehensive income	$26,669	$23,016	$80,040	$78,290

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2016	68,730,731	$571,155	$388,240	$(30,580)	(7,089,051)	$(119,439)	$809,376
Net income			65,232				65,232
Other comprehensive income (loss)				13,058			13,058
Cash dividends declared:
Common stock at $0.48 per share			(29,672)				(29,672)
Warrant exercises		(1,249)			74,079	1,249	0
Excess tax benefit on share-based compensation		225					225
Exercise of stock options, net of shares purchased		(328)			53,715	906	578
Restricted stock awards, net of forfeitures		(4,506)			183,399	2,944	(1,562)
Share-based compensation expense		3,902					3,902
Balance at September 30, 2016	68,730,731	$569,199	$423,800	$(17,522)	(6,777,858)	$(114,340)	$861,137
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			71,976				71,976
Other comprehensive income (loss)				8,064			8,064
Cash dividends declared:
Common stock at $0.51 per share			(31,576)				(31,576)
Warrant Exercises		(82)			4,848	82	0
Exercise of stock options, net of shares purchased		(885)			53,303	903	18
Restricted stock awards, net of forfeitures		(1,696)			23,762	(1,087)	(2,783)
Share-based compensation expense		4,031					4,031
Balance at September 30, 2017	68,730,731	$571,750	$477,588	$(20,379)	(6,669,266)	$(114,005)	$914,954

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating activities
Net income	$71,976	$65,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,787	7,379
Depreciation and amortization	9,504	9,753
Stock-based compensation expense	4,031	3,902
Pension expense (income)	(956)	(675)
Net amortization (accretion) on investment securities	7,916	6,213
Net (gains) losses on sales of investment securities	(1,630)	(234)
Originations of loans held for sale	(123,387)	(172,950)
Net gains from sales of loans held for sale	(3,998)	(5,093)
Proceeds from sales of loans held for sale	123,415	181,263
Deferred income taxes	3,977	271
Decrease (increase) cash surrender value of life insurance	(563)	(342)
Decrease (increase) in interest receivable	(4,069)	(1,183)
Decrease (increase) in indemnification asset	3,840	4,343
(Decrease) increase in interest payable	(1,052)	(1,480)
Decrease (increase) in other assets	1,247	(21,301)
(Decrease) increase in other liabilities	(1,046)	2,634
Net cash provided by (used in) operating activities	92,992	77,732

Investing activities
Proceeds from sales of securities available-for-sale	179,517	206,909
Proceeds from calls, paydowns and maturities of securities available-for-sale	158,454	119,437
Purchases of securities available-for-sale	(563,172)	(225,117)
Proceeds from sales of securities held-to-maturity	0	4,862
Proceeds from calls, paydowns and maturities of securities held-to-maturity	98,824	89,529
Purchases of securities held-to-maturity	(15,465)	0
Net decrease (increase) in interest-bearing deposits with other banks	47,663	16,969
Net decrease (increase) in loans and leases	(230,174)	(406,005)
Proceeds from disposal of other real estate owned	6,797	6,908
Purchases of premises and equipment	(4,798)	(6,427)
Net cash provided by (used in) investing activities	(322,354)	(192,935)

Financing activities
Net (decrease) increase in total deposits	200,302	159,059
Net (decrease) increase in short-term borrowings	55,820	(12,189)
Payments on long-term debt	(94)	(86)
Cash dividends paid on common stock	(30,708)	(29,318)
Proceeds from exercise of stock options	284	653
Excess tax benefit on share-based compensation	0	225
Net cash provided by (used in) financing activities	225,604	118,344

Cash and due from banks
Change in cash and due from banks	(3,758)	3,141
Cash and due from banks at beginning of period	121,598	114,841
Cash and due from banks at end of period	$117,840	$117,982

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. The provisions of ASU 2014-09 become effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating revenue streams within noninterest income, specifically service charges on deposits and trust and wealth management fees, to assess applicability of this guidance. First Financial does not anticipate this update will have a material impact on its Consolidated Financial Statements, however additional disclosures will be required.

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

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given leases outstanding as of September 30, 2017, First Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the

Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

In March 2016, the FASB issued an update (ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships) which clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. In the event of a novation, hedge accounting relationships could continue if all other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance in this ASU became effective in the first quarter of 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments) which clarifies that an assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence in FASB Topic ASC Topic 815, Derivatives and Hedging. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance in this ASU became effective in the first quarter of 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-07, Investments-Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting) which eliminates the requirement to retrospectively apply the equity method when an investment that had been accounted for utilizing another method qualifies for use of the equity method. The guidance in this ASU became effective in the first quarter of 2017 and did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued an update (ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting) which requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU became effective in the first quarter of 2017. Adoption of this guidance resulted in a $1.4 million reduction in income tax expense during the first nine months of 2017.

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

In August 2017, the Financial Accounting Standards Board issued an update (ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities) to better align financial reporting for hedging activities with the economic objectives of those activities. This update aligns certain aspects of hedge documentation, effectiveness assessments, accounting and disclosures, and expands permissible hedge strategies as of the date of adoption. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a modified retrospective transition method with recognition of the cumulative effect of the change on the opening balance of each affected component of equity. Amended disclosures will be required prospectively. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.
NOTE 3:  INVESTMENTS

For the three months ending September 30, 2017, proceeds on the sale of $53.9 million of available-for-sale securities resulted in gains of $0.4 million and losses of $0.1 million. For the comparable quarter in 2016, proceeds on the sale of $99.4 million of available-for-sale securities resulted in gains of $0.8 million and losses of $0.5 million.

For the nine months ended September 30, 2017, proceeds on the sale of $179.6 million of available-for-sale securities resulted in gains of $1.8 million and losses of $0.2 million. For the nine months ended September 30, 2016, proceeds on the sale of $206.9 million of available-for-sale securities resulted in gains of $1.2 million and losses of $1.0 million.

The following is a summary of held-to-maturity and available-for-sale investment securities as of September 30, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$0	$98
Securities of U.S. government agencies and corporations	11,588	33	(23)	11,598	16,284	224	0	16,508
Mortgage-backed securities - residential	171,468	2,066	(1,219)	172,315	272,254	1,471	(1,609)	272,116
Mortgage-backed securities - commercial	257,590	2,655	(2,053)	258,192	142,152	567	(521)	142,198
Collateralized mortgage obligations	153,806	934	(915)	153,825	304,679	1,551	(1,127)	305,103
Obligations of state and other political subdivisions	75,364	1,184	(242)	76,306	127,122	2,556	(701)	128,977
Asset-backed securities	0	0	0	0	340,477	1,921	(517)	341,881
Other securities	0	0	0	0	78,254	1,911	(276)	79,889
Total	$669,816	$6,872	$(4,452)	$672,236	$1,281,320	$10,201	$(4,751)	$1,286,770

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2016:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	13,011	0	(110)	12,901	7,056	0	(40)	7,016
Mortgage-backed securities - residential	205,522	1,740	(1,166)	206,096	184,960	1,175	(2,740)	183,395
Mortgage-backed securities - commercial	278,728	3,254	(1,817)	280,165	154,239	188	(826)	153,601
Collateralized mortgage obligations	195,408	1,125	(1,476)	195,057	232,701	634	(2,321)	231,014
Obligations of state and other political subdivisions	70,585	117	(1,346)	69,356	96,934	1,461	(1,514)	96,881
Asset-backed securities	0	0	0	0	322,708	517	(2,013)	321,212
Other securities	0	0	0	0	46,641	741	(728)	46,654
Total	$763,254	$6,236	$(5,915)	$763,575	$1,045,337	$4,716	$(10,183)	$1,039,870

The following table provides a summary of investment securities by contractual maturity as of September 30, 2017, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals, due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$170	$170	$2,408	$2,408
Due after one year through five years	4,466	4,469	26,795	27,154
Due after five years through ten years	2,690	2,849	78,265	79,868
Due after ten years	79,626	80,416	114,290	116,042
Mortgage-backed securities - residential	171,468	172,315	272,254	272,116
Mortgage-backed securities - commercial	257,590	258,192	142,152	142,198
Collateralized mortgage obligations	153,806	153,825	304,679	305,103
Asset-backed securities	0	0	340,477	341,881
Total	$669,816	$672,236	$1,281,320	$1,286,770

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2017 or December 31, 2016.

As of September 30, 2017, the Company's investment securities portfolio consisted of 759 securities, of which 207 were in an unrealized loss position. As of December 31, 2016, the Company's investment securities portfolio consisted of 706 securities, of which 255 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Securities of U.S. Government agencies and corporations	$6,275	$(23)	$0	$0	$6,275	$(23)
Mortgage-backed securities - residential	71,312	(508)	96,048	(2,320)	167,360	(2,828)
Mortgage-backed securities - commercial	67,611	(962)	66,749	(1,612)	134,360	(2,574)
Collateralized mortgage obligations	124,023	(550)	92,035	(1,492)	216,058	(2,042)
Obligations of state and other political subdivisions	58,858	(505)	28,713	(438)	87,571	(943)
Asset-backed securities	23,707	(148)	29,666	(369)	53,373	(517)
Other securities	7,278	(106)	2,468	(170)	9,746	(276)
Total	$359,064	$(2,802)	$315,679	$(6,401)	$674,743	$(9,203)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	19,917	(150)	0	0	19,917	(150)
Mortgage-backed securities - residential	180,654	(3,621)	9,890	(285)	190,544	(3,906)
Mortgage-backed securities - commercial	123,122	(1,200)	65,007	(1,443)	188,129	(2,643)
Collateralized mortgage obligations	201,305	(2,882)	42,314	(915)	243,619	(3,797)
Obligations of state and other political subdivisions	94,632	(2,710)	12,023	(150)	106,655	(2,860)
Asset-backed securities	116,057	(764)	92,629	(1,249)	208,686	(2,013)
Other securities	7,746	(237)	21,357	(491)	29,103	(728)
Total	$743,530	$(11,565)	$243,220	$(4,533)	$986,750	$(16,098)

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

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana and Kentucky). First Financial also offers two nationwide lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans secured by commissions and cash collateral accounts primarily to insurance agents and brokers.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,842,432	$420,101	$2,472,395	$84,607	$4,819,535
Special Mention	15,002	0	7,540	44	22,586
Substandard	28,659	840	43,452	1,363	74,314
Doubtful	0	0	0	0	0
Total	$1,886,093	$420,941	$2,523,387	$86,014	$4,916,435

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$469,320	$490,263	$43,396	$44,646	$1,047,625
Nonperforming	8,644	4,079	254	0	12,977
Total	$477,964	$494,342	$43,650	$44,646	$1,060,602

	As of December 31, 2016
	Commercial	Real Estate		Lease
(Dollars in thousands)	and industrial	Construction	Commercial	financing	Total
Pass	$1,725,451	$398,155	$2,349,662	$92,540	$4,565,808
Special Mention	18,256	1,258	15,584	108	35,206
Substandard	38,241	21	62,331	460	101,053
Doubtful	0	0	0	0	0
Total	$1,781,948	$399,434	$2,427,577	$93,108	$4,702,067

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$491,380	$456,314	$50,202	$43,408	$1,041,304
Nonperforming	9,600	4,074	437	0	14,111
Total	$500,980	$460,388	$50,639	$43,408	$1,055,415

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$2,175	$205	$4,680	$7,060	$1,875,376	$1,882,436	$3,657	$1,886,093	$0
Lease financing	76	0	0	76	85,938	86,014	0	86,014	0
Construction real estate	1,612	0	824	2,436	418,213	420,649	292	420,941	0
Commercial real estate	1,353	865	9,337	11,555	2,449,194	2,460,749	62,638	2,523,387	0
Residential real estate	661	0	3,244	3,905	434,114	438,019	39,945	477,964	0
Home equity	2,249	590	1,224	4,063	486,495	490,558	3,784	494,342	0
Installment	109	43	215	367	42,547	42,914	736	43,650	0
Credit card	281	136	84	501	44,145	44,646	0	44,646	84
Total	$8,516	$1,839	$19,608	$29,963	$5,836,022	$5,865,985	$111,052	$5,977,037	$84

	As of December 31, 2016
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial and industrial	$1,257	$208	$1,339	$2,804	$1,773,939	$1,776,743	$5,205	$1,781,948	$0
Lease financing	137	0	115	252	92,856	93,108	0	93,108	0
Construction real estate	0	0	0	0	398,877	398,877	557	399,434	0
Commercial real estate	777	134	5,589	6,500	2,339,327	2,345,827	81,750	2,427,577	2,729
Residential real estate	821	37	2,381	3,239	450,631	453,870	47,110	500,980	0
Home equity	195	145	1,776	2,116	456,143	458,259	2,129	460,388	0
Installment	24	1	258	283	49,058	49,341	1,298	50,639	0
Credit card	457	177	142	776	42,632	43,408	0	43,408	142
Total	$3,668	$702	$11,600	$15,970	$5,603,463	$5,619,433	$138,049	$5,757,482	$2,871

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

First Financial had 230 TDRs totaling $28.8 million at September 30, 2017, including $19.7 million on accrual status and $9.1 million classified as nonaccrual. First Financial had $0.1 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $0.9 million related to TDRs at September 30, 2017. For the three months ended September 30, 2017, the Company charged off $0.1 million for the portion of TDRs determined to be uncollectible. For the nine months ended September 30, 2017 and 2016, First Financial charged off $0.2 million and $0.5 million respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of September 30, 2017, approximately $14.6 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2017 and 2016:

	Three months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	1	$45	$37	6	$1,045	$1,159
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	285	285	5	3,550	3,531
Residential real estate	6	416	315	0	0	0
Home equity	1	39	39	1	16	16
Installment	0	0	0	0	0	0
Total	9	$785	$676	12	$4,611	$4,706

	Nine months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial and industrial	7	$5,724	$5,661	16	$3,172	$3,290
Construction real estate	0	0	0	0	0	0
Commercial real estate	7	1,791	1,734	15	5,060	4,612
Residential real estate	6	416	315	2	282	247
Home equity	1	39	39	5	165	156
Installment	0	0	0	3	9	9
Total	21	$7,970	$7,749	41	$8,688	$8,314

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Extended maturities	$0	$1,831	$3,261	$2,352
Adjusted interest rates	0	0	2,767	0
Combination of rate and maturity changes	285	2,744	465	2,906
Forbearance	354	0	1,181	88
Other (1)	37	131	75	2,968
Total	$676	$4,706	$7,749	$8,314
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

There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three or nine months ended September 30, 2017. For the three months ended September 30, 2016, there were no TDRs and for the nine months ended September 30, 2016, there were four TDRs with balances of $0.3 million, for which there was a payment default during the period that occurred within twelve months of the loan modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Impaired loans
Nonaccrual loans (1)
Commercial and industrial	$9,026	$2,419
Lease financing	87	195
Construction real estate	824	0
Commercial real estate	12,244	6,098
Residential real estate	4,333	5,251
Home equity	3,364	3,400
Installment	240	367
Credit card	0	0
Nonaccrual loans (1)	30,118	17,730
Accruing troubled debt restructurings	19,692	30,240
Total impaired loans	$49,810	$47,970
(1) Nonaccrual loans include nonaccrual TDRs of $9.1 million and $5.1 million as of September 30, 2017 and December 31, 2016, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$761	$705	$2,735	$2,173
Interest included in income
Nonaccrual loans	140	97	445	269
Troubled debt restructurings	168	224	563	665
Total interest included in income	308	321	1,008	934
Net impact on interest income	$453	$384	$1,727	$1,239

First Financial individually reviews all impaired commercial loan relationships greater than $250,000, as well as consumer loan TDRs greater than $250,000, to determine if a specific allowance is necessary based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of September 30, 2017			As of December 31, 2016
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial and industrial	$12,146	$12,718	$0	$12,134	$12,713	$0
Lease financing	87	87	0	195	195	0
Construction real estate	824	824	0	0	0	0
Commercial real estate	23,089	25,607	0	12,232	14,632	0
Residential real estate	7,581	8,935	0	8,412	9,648	0
Home equity	3,978	5,094	0	3,973	5,501	0
Installment	254	426	0	437	603	0
Total	47,959	53,691	0	37,383	43,292	0

Loans with an allowance recorded
Commercial and industrial	179	179	179	1,069	1,071	550
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	508	508	44	8,228	8,277	593
Residential real estate	1,063	1,068	160	1,189	1,189	179
Home equity	101	101	2	101	101	2
Installment	0	0	0	0	0	0
Total	1,851	1,856	385	10,587	10,638	1,324

Total
Commercial and industrial	12,325	12,897	179	13,203	13,784	550
Lease financing	87	87	0	195	195	0
Construction real estate	824	824	0	0	0	0
Commercial real estate	23,597	26,115	44	20,460	22,909	593
Residential real estate	8,644	10,003	160	9,601	10,837	179
Home equity	4,079	5,195	2	4,074	5,602	2
Installment	254	426	0	437	603	0
Total	$49,810	$55,547	$385	$47,970	$53,930	$1,324

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial and industrial	$13,730	$63	$13,015	$83
Lease financing	91	1	155	1
Construction real estate	950	0	0	0
Commercial real estate	23,187	147	14,363	98
Residential real estate	7,569	55	7,887	52
Home equity	3,791	26	4,635	23
Installment	290	1	460	2
Total	49,608	293	40,515	259

Loans with an allowance recorded
Commercial and industrial	1,832	2	1,228	8
Lease financing	0	0	536	0
Construction real estate	0	0	0	0
Commercial real estate	652	5	6,704	46
Residential real estate	1,067	7	1,299	7
Home equity	101	1	101	1
Installment	0	0	0	0
Total	3,652	15	9,868	62

Total
Commercial and industrial	15,562	65	14,243	91
Lease financing	91	1	691	1
Construction real estate	950	0	0	0
Commercial real estate	23,839	152	21,067	144
Residential real estate	8,636	62	9,186	59
Home equity	3,892	27	4,736	24
Installment	290	1	460	2
Total	$53,260	$308	$50,383	$321

	Nine months ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial and industrial	$14,669	$259	$13,990	$232
Lease financing	120	3	138	2
Construction real estate	744	0	0	0
Commercial real estate	21,563	451	14,757	259
Residential real estate	7,801	147	7,587	147
Home equity	3,951	77	5,044	65
Installment	351	4	348	5
Total	49,199	941	41,864	710

Loans with an allowance recorded
Commercial and industrial	1,463	26	1,106	26
Lease financing	0	0	268	8
Construction real estate	0	0	0	0
Commercial real estate	2,513	18	7,684	163
Residential real estate	1,126	20	1,420	24
Home equity	101	3	101	3
Installment	0	0	0	0
Total	5,203	67	10,579	224

Total
Commercial and industrial	16,132	285	15,096	258
Lease financing	120	3	406	10
Construction real estate	744	0	0	0
Commercial real estate	24,076	469	22,441	422
Residential real estate	8,927	167	9,007	171
Home equity	4,052	80	5,145	68
Installment	351	4	348	5
Total	$54,402	$1,008	$52,443	$934

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$5,961	$10,031	$6,284	$13,254
Additions
Commercial and industrial	1,559	936	1,731	1,824
Residential real estate	235	303	2,313	594
Total additions	1,794	1,239	4,044	2,418
Disposals
Commercial and industrial	(3,684)	(2,670)	(5,291)	(4,763)
Residential real estate	(821)	(66)	(1,506)	(2,145)
Total disposals	(4,505)	(2,736)	(6,797)	(6,908)
Valuation adjustment
Commercial and industrial	(102)	(186)	(264)	(332)
Residential real estate	(32)	(42)	(151)	(126)
Total valuation adjustment	(134)	(228)	(415)	(458)
Balance at end of period	$3,116	$8,306	$3,116	$8,306

FDIC indemnification asset. The FDIC indemnification asset results from the loss sharing agreements entered into in conjunction with First Financial's FDIC-assisted transactions, and represents expected reimbursements from the FDIC for losses on covered assets. First Financial's FDIC indemnification asset balance was $8.2 million and $12.0 million as of September 30, 2017 and December 31, 2016, respectively.

The accounting for the FDIC indemnification asset is closely related to the accounting for the underlying, indemnified assets as well as the ongoing assessment of the collectibility of the indemnification asset. The primary activities impacting the FDIC indemnification asset are FDIC claims, amortization, FDIC loss sharing income and accelerated discount. For a detailed discussion on the indemnification asset, please refer to the Loans and Leases Note in the 2016 Form 10-K.

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

Covered/formerly covered loans. The majority of covered/formerly covered loans are purchased impaired loans, whereby First Financial is required to periodically re-estimate the expected cash flows on the loans. First Financial updated the valuations related to covered/formerly covered loans during the third quarter of 2017.

Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Changes in the allowance for loan and lease losses on loans, excluding covered/formerly covered loans
Balance at beginning of period	$48,351	$46,931	$49,422	$43,149
Provision for loan and lease losses	4,462	1,886	7,451	7,381
Loans charged-off	(4,485)	(1,131)	(10,935)	(4,547)
Recoveries	825	1,206	3,215	2,909
Balance at end of period	$49,153	$48,892	$49,153	$48,892

Changes in the allowance for loan and lease losses on loans on covered/formerly covered loans
Balance at beginning of period	$6,522	$9,777	$8,539	$10,249
Provision for loan and lease losses	(1,509)	(199)	(3,664)	(2)
Loans charged-off	(14)	(1,419)	(812)	(3,147)
Recoveries	382	567	1,318	1,626
Balance at end of period	$5,381	$8,726	$5,381	$8,726

Changes in the allowance for loan and lease losses
Balance at beginning of period	$54,873	$56,708	$57,961	$53,398
Provision for loan and lease losses	2,953	1,687	3,787	7,379
Loans charged-off	(4,499)	(2,550)	(11,747)	(7,694)
Recoveries	1,207	1,773	4,533	4,535
Balance at end of period	$54,534	$57,618	$54,534	$57,618

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended September 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873
Provision for loan and lease losses	3,024	507	(178)	(1,003)	(243)	819	(80)	107	2,953
Gross charge-offs	(4,122)	0	0	(58)	(23)	(71)	(24)	(201)	(4,499)
Recoveries	325	0	0	585	70	110	74	43	1,207
Total net charge-offs	(3,797)	0	0	527	47	39	50	(158)	(3,292)
Ending allowance for loan and lease losses	$17,540	$1,057	$3,238	$21,241	$4,820	$4,996	$325	$1,317	$54,534

	Three months ended September 30, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$20,897	$1,881	$2,893	$22,784	$3,292	$3,002	$383	$1,576	$56,708
Provision for loan and lease losses	(720)	(1,011)	232	2,628	(13)	275	168	128	1,687
Loans charged off	(296)	0	(64)	(1,135)	(90)	(475)	(223)	(267)	(2,550)
Recoveries	327	0	6	997	38	257	56	92	1,773
Total net charge-offs	31	0	(58)	(138)	(52)	(218)	(167)	(175)	(777)
Ending allowance for loan and lease losses	$20,208	$870	$3,067	$25,274	$3,227	$3,059	$384	$1,529	$57,618

	Nine months ended September 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	5,965	340	(133)	(6,510)	1,781	2,150	(52)	246	3,787
Loans charged off	(8,930)	0	0	(1,028)	(307)	(635)	(199)	(648)	(11,747)
Recoveries	1,280	1	89	2,239	138	438	188	160	4,533
Total net charge-offs	(7,650)	1	89	1,211	(169)	(197)	(11)	(488)	(7,214)
Ending allowance for loan and lease losses	$17,540	$1,057	$3,238	$21,241	$4,820	$4,996	$325	$1,317	$54,534

	As of September 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$179	$0	$0	$44	$160	$2	$0	$0	$385
Collectively evaluated for impairment	17,361	1,057	3,238	21,197	4,660	4,994	325	1,317	54,149
Ending allowance for loan and lease losses	$17,540	$1,057	$3,238	$21,241	$4,820	$4,996	$325	$1,317	$54,534

Loans
Individually evaluated for impairment	$12,325	$87	$824	$23,597	$8,644	$4,079	$254	$0	$49,810
Collectively evaluated for impairment	1,873,768	85,927	420,117	2,499,790	469,320	490,263	43,396	44,646	5,927,227
Total loans	$1,886,093	$86,014	$420,941	$2,523,387	$477,964	$494,342	$43,650	$44,646	$5,977,037

	Nine months ended September 30, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$16,995	$821	$1,810	$23,656	$4,014	$3,943	$386	$1,773	$53,398
Provision for loan and lease losses	3,284	48	1,118	3,491	(806)	(247)	107	384	7,379
Loans charged off	(1,040)	0	(95)	(3,993)	(163)	(1,213)	(326)	(864)	(7,694)
Recoveries	969	1	234	2,120	182	576	217	236	4,535
Total net charge-offs	(71)	1	139	(1,873)	19	(637)	(109)	(628)	(3,159)
Ending allowance for loan and lease losses	$20,208	$870	$3,067	$25,274	$3,227	$3,059	$384	$1,529	$57,618

	As of December 31, 2016
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$550	$0	$0	$593	$179	$2	$0	$0	$1,324
Collectively evaluated for impairment	18,675	716	3,282	25,947	3,029	3,041	388	1,559	56,637
Ending allowance for loan and lease losses	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961

Loans
Individually evaluated for impairment	$13,203	$195	$0	$20,460	$9,601	$4,074	$437	$0	$47,970
Collectively evaluated for impairment	1,768,745	92,913	399,434	2,407,117	491,379	456,314	50,202	43,408	5,709,512
Total loans	$1,781,948	$93,108	$399,434	$2,427,577	$500,980	$460,388	$50,639	$43,408	$5,757,482

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial had goodwill of $204.1 million as of September 30, 2017 and December 31, 2016, respectively, and recorded no additional goodwill during 2017 or 2016.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2016 and no impairment was indicated.  As of September 30, 2017, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of September 30, 2017 and December 31, 2016, First Financial had $5.6 million and $6.5 million, respectively, of other intangible assets, which primarily consist of core deposit intangibles and are included in Goodwill and other intangibles in the Consolidated Balance Sheets.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at fair value on the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $3.6 million and $4.5 million as of September 30, 2017 and December 31, 2016, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 4.1 years. Amortization expense recognized on intangible assets for the three months ended September 30, 2017 and 2016 was $0.3 million and $0.4 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2017 and 2016 was $1.0 million and $1.2 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $818.2 million in short-term borrowings with the FHLB at September 30, 2017 and $687.7 million as of December 31, 2016. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2017 and December 31, 2016.

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

Long-term debt also includes $0.2 million and $0.4 million of FHLB long-term advances as of September 30, 2017 and December 31, 2016, respectively. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$120,000	5.13%	$120,000	5.13%
Unamortized debt issuance costs	(1,406)	N/A	(1,537)	N/A
FHLB borrowings	246	1.37%	351	1.43%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$119,615	5.14%	$119,589	5.15%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$2,612	$276	$2,336	$(835)	$1,501	$1,014	$1,501	$2,515
Unrealized gain (loss) on derivatives	202	0	202	(73)	129	(835)	129	(706)
Retirement obligation	0	(335)	335	(122)	213	(22,401)	213	(22,188)
Total	$2,814	$(59)	$2,873	$(1,030)	$1,843	$(22,222)	$1,843	$(20,379)

	Three months ended September 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$99	$398	$(299)	$137	$(162)	$7,302	$(162)	$7,140
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(1,343)	128	(1,215)
Retirement obligation	0	(317)	317	(117)	200	(23,647)	200	(23,447)
Total	$301	$81	$220	$(54)	$166	$(17,688)	$166	$(17,522)

	Nine months ended September 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$12,614	$1,630	$10,984	$(3,920)	$7,064	$(4,549)	$7,064	$2,515
Unrealized gain (loss) on derivatives	607	0	607	(222)	385	(1,091)	385	(706)
Retirement obligation	0	(1,005)	1,005	(390)	615	(22,803)	615	(22,188)
Total	$13,221	$625	$12,596	$(4,532)	$8,064	$(28,443)	$8,064	$(20,379)

	Nine months ended September 30, 2016
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclassification	Reclassification from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$18,951	$234	$18,717	$(6,644)	$12,073	$(4,933)	$12,073	$7,140
Unrealized gain (loss) on derivatives	607	0	607	(223)	384	(1,599)	384	(1,215)
Retirement obligation	0	(951)	951	(350)	601	(24,048)	601	(23,447)
Total	$19,558	$(717)	$20,275	$(7,217)	$13,058	$(30,580)	$13,058	$(17,522)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2017 and 2016, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$276	$398	$1,630	$234	Net gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	103	310	310	Salaries and employee benefits
Recognized net actuarial loss (2)	(438)	(420)	(1,315)	(1,261)	Salaries and employee benefits
Defined benefit pension plan total	(335)	(317)	(1,005)	(951)
Total reclassifications for the period, before tax	$(59)	$81	$625	$(717)
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

Interest rate payments are exchanged with counterparties based on the notional amount established in the interest rate agreement. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages market value credit risk through counterparty credit policies, which require the Company to maintain a total derivative notional position of less than 35% of assets, total credit exposure of less than 3% of capital and no single counterparty credit risk exposure greater than $20.0 million. The Company is currently below all single counterparty and portfolio limits.

At September 30, 2017, the Company had a total counterparty notional amount outstanding of $773.9 million, spread among ten counterparties, with an outstanding liability from these contracts of $3.0 million. At December 31, 2016, the Company had a total counterparty notional amount outstanding of $677.8 million, spread among ten counterparties, with an outstanding liability from these contracts of $5.2 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		September 30, 2017			December 31, 2016
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$773,946	$9,488	$(3,582)	$677,028	$8,401	$(4,158)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	773,946	3,582	(9,496)	677,028	4,158	(8,429)
Total		$1,547,892	$13,070	$(13,078)	$1,354,056	$12,559	$(12,587)

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

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$13,078	$(3,648)	$9,430	$12,587	$(462)	$12,125

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2017:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$773,946	5.8	$5,906	3.62%	3.40%
Pay fixed, matched interest rate swaps with counterparty	773,946	5.8	(5,914)	3.40%	3.62%
Total client derivatives	$1,547,892	5.8	$(8)	3.51%	3.51%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $68.0 million as of September 30, 2017 and $64.9 million as of December 31, 2016. The fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At

September 30, 2017, the notional amount of the IRLCs was $17.8 million and the notional amount of forward commitments was $21.3 million. As of December 31, 2016, the notional amount of IRLCs was $13.2 million and the notional amount of forward commitments was $17.8 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.1 million at September 30, 2017 and $0.2 million at December 31, 2016.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.2 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, loan commitments with a fixed interest rate totaled $103.3 million while commitments with variable interest rates totaled $2.1 billion. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from 1 to 29 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit (including standby letters of credit) aggregating $25.3 million and $18.4 million at September 30, 2017 and December 31, 2016, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets. First Financial's affordable housing commitments totaled $39.2 million and $32.7 million as of September 30, 2017 and December 31, 2016, respectively. The Company recognized tax credits of $0.8 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized tax credits of $2.4 million and $1.6 million related to its investments in affordable housing projects for the nine months ended September 30, 2017 and 2016, respectively. The Company recognized amortization expense which was included in income tax expense of $1.0 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized amortization expense of $3.2 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2017 or December 31, 2016.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $4.9 million at both September 30, 2017 and December 31, 2016. The maximum exposure to loss related to these investments was $13.7 million at September 30, 2017 and December 31, 2016, respectively, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended September 30, 2017 and 2016, respectively. Investments in historic tax credits resulted in $0.4 million of tax credits for each of the nine months ended September 30, 2017 and September 30, 2016, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2017. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2017 or December 31, 2016.

NOTE 11:  INCOME TAXES

For the third quarter 2017, income tax expense was $11.2 million, resulting in an effective tax rate of 31.1% compared with income tax expense of $10.1 million and an effective tax rate of 30.7% for the comparable period in 2016. For the first nine months of 2017, income tax expense was $32.9 million, resulting in an effective tax rate of 31.4% compared with $31.3 million and an effective tax rate of 32.4% for the comparable period in 2016. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, became effective during the first quarter of 2017 and requires the recognition of the income tax effects of share-based awards through the income statement as a component income tax expense. First Financial recorded a $0.2 million tax benefit as a result of share awards vesting and exercised during the third quarter of 2017 and $1.4 million during the first nine months of 2017.

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

First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2017 and December 31, 2016, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2014 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2014 through 2016 remain open to examination by the federal taxing authority.

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

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2017, or the year ended December 31, 2016, and does not expect to make cash contributions to the plan through the remainder of 2017. As a result of the plan’s actuarial projections, First Financial recorded income of $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. First Financial recorded income of $1.0 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$1,238	$1,308	$3,715	$3,925
Interest cost	589	581	1,767	1,743
Expected return on assets	(2,481)	(2,431)	(7,443)	(7,294)
Amortization of prior service cost	(103)	(103)	(310)	(310)
Net actuarial loss	438	420	1,315	1,261
Net periodic benefit (income) cost	$(319)	$(225)	$(956)	$(675)

NOTE 13:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Numerator
Net income available to common shareholders	$24,826	$22,850	$71,976	$65,232

Denominator
Basic earnings per common share - weighted average shares	61,577,619	61,280,283	61,507,160	61,170,845
Effect of dilutive securities
Employee stock awards	552,774	740,977	617,128	736,659
Warrants	59,244	64,807	61,586	55,457
Diluted earnings per common share - adjusted weighted average shares	62,189,637	62,086,067	62,185,874	61,962,961

Earnings per share available to common shareholders
Basic	$0.40	$0.37	$1.17	$1.07
Diluted	$0.40	$0.37	$1.16	$1.05

Warrants to purchase 105,832 and 141,913 shares of the Company's common stock were outstanding as of September 30, 2017 and 2016, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.12 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price, there were no antidilutive options at September 30, 2017 and September 30, 2016.

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

First Financial utilizes values provided by third-party pricing vendors to price the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic and reviews the pricing methodologies utilized by the pricing vendors to ensure that the fair value determination is consistent with the applicable accounting guidance.  First Financial’s pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, historical prices and other independent pricing services.  Further, the Company periodically validates the fair value of a sample of securities in the portfolio by comparing the fair values to prices from other independent sources for the same or similar securities.  First Financial analyzes unusual or significant variances, conducts additional research with the pricing vendor, and if necessary, takes appropriate action based on its findings.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

OREO. Assets acquired through loan foreclosure are recorded at fair value less costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan, the excess is recognized first as a recovery and then as noninterest income. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value differs from the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. The Company classifies OREO in level 3 of the fair value hierarchy.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2017
Financial assets
Cash and short-term investments	$152,627	$152,627	$152,627	$0	$0
Investment securities held-to-maturity	669,816	672,236	0	672,236	0
Other investments	53,198	N/A	N/A	N/A	N/A
Loans held for sale	16,466	16,466	0	16,466	0
Loans and leases, net of ALLL	5,922,503	5,946,969	0	0	5,946,969
FDIC indemnification asset	8,177	4,608	0	0	4,608
Accrued interest receivable	22,452	22,452	0	7,883	14,569

Financial liabilities
Deposits	6,726,090	6,720,651	0	6,720,651	0
Short-term borrowings	863,732	863,732	863,732	0	0
Long-term debt	119,615	118,922	0	118,922	0
Accrued interest payable	3,997	3,997	957	3,040	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2016
Financial assets
Cash and short-term investments	$204,048	$204,048	$204,048	$0	$0
Investment securities held-to-maturity	763,254	763,575	0	763,575	0
Other investments	51,077	N/A	N/A	N/A	N/A
Loans held for sale	13,135	13,135	0	13,135	0
Loans and leases, net of ALLL	5,699,521	5,754,845	0	0	5,754,845
FDIC indemnification asset	12,017	6,720	0	0	6,720
Accrued interest receivable	18,503	18,503	0	5,705	12,798

Financial liabilities
Deposits	6,525,788	6,520,278	0	6,520,278	0
Short-term borrowings	807,912	807,912	807,912	0	0
Long-term debt	119,589	117,878	0	117,878	0
Accrued interest payable	5,049	5,049	410	4,639	0

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2017
Assets
Derivatives	$0	$13,150	$0	$13,150
Investment securities available-for-sale	2,987	1,283,783	0	1,286,770
Total	$2,987	$1,296,933	$0	$1,299,920

Liabilities
Derivatives	$0	$13,127	$0	$13,127

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2016
Assets
Derivatives	$0	$12,922	$0	$12,922
Investment securities available-for-sale	8,711	1,031,159	0	1,039,870
Total	$8,711	$1,044,081	$0	$1,052,792

Liabilities
Derivatives	$0	$12,725	$0	$12,725

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2017
Assets
Impaired loans	$0	$0	$464
OREO	0	0	913

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2016
Assets
Impaired loans	$0	$0	$8,154
OREO	0	0	3,921

NOTE 15:  PENDING BUSINESS COMBINATION

On July 25, 2017, First Financial Bancorp and MainSource Financial Group, Inc. entered into a definitive merger agreement under which MainSource will merge into First Financial in a stock-for-stock transaction. MainSource Bank, a wholly owned subsidiary of MainSource, will merge into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource will receive 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, the transaction is valued at approximately $1.0 billion. Upon closing, First Financial shareholders will own approximately 65% of the combined company and MainSource shareholders will own approximately 35%, on a fully diluted basis. The merger will position the combined company to better serve the complimentary geographies of Ohio, Indiana and Kentucky, and create a higher performing bank with greater scale and capabilities. Pro forma information for the periods ended June 30, 2017 and December 31, 2016 was as follows:

	For the six	For the year
	months ended	ended
(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Pro Forma Condensed Combined Income Statement Information
Net interest income	$204,518	$387,725
Provision for loan and lease losses	834	10,140
Income before income taxes	92,591	170,132
Net income	65,884	119,661

	As of June 30, 2017
Pro Forma Condensed Combined Balance Sheet Information
Loans and leases, net	$8,818,392
Total assets	13,806,092
Deposits	9,987,298
Total shareholders' equity	1,913,682

The merger is expected to close in the first quarter of 2018, subject to approval by the FRB of Cleveland and other customary closing conditions.

The selected pro forma financial data included in the preceding table is based on preliminary estimates, and is subject to change upon completion of the merger. On October 19, 2017, the Company filed a registration statement on Form S-4 that included historical and pro forma information required in connection with the merger.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is an $8.8 billion bank holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana and Kentucky through its subsidiaries.  These subsidiaries include a commercial bank, First Financial Bank, with 102 banking centers and 124 ATMs. First Financial provides banking and financial services products to business and retail clients through its four lines of business: commercial and private banking, retail banking, investment commercial real estate and commercial finance. Commercial finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Commercial and private banking includes wealth management, which provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services and had $2.6 billion in assets under management as of September 30, 2017.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial’s goal is to develop a competitive advantage by utilizing a local market focus to provide a superior level of service and build long-term relationships with clients to help them reach greater levels of financial success. First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint. Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.  First Financial's investment in non-metropolitan markets has historically provided stable, low-cost funding sources and remains an important part of the Bank's core funding base.

In July 2017, First Financial Bancorp and MainSource Financial Group, Inc. entered into a definitive merger agreement under which MainSource will merge into First Financial in a stock-for-stock transaction and MainSource Bank, a wholly owned subsidiary of MainSource, will merge into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource will receive 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, the transaction is valued at approximately $1.0 billion. Upon closing, First Financial shareholders will own approximately 65% of the combined company and MainSource shareholders will own approximately 35%, on a fully diluted basis. The merger is expected to close in the first quarter of 2018 and will position the combined company to better serve the complimentary geographies of Ohio, Indiana and Kentucky, and create a higher performing bank with greater scale and capabilities.

OVERVIEW OF OPERATIONS

Third quarter 2017 net income was $24.8 million and earnings per diluted common share were $0.40. This compares with third quarter 2016 net income of $22.9 million and earnings per diluted common share of $0.37. For the nine months ended September 30, 2017, net income was $72.0 million, and earnings per diluted common share were $1.16. This compares with net income of $65.2 million and earnings per diluted common share of $1.05 for the first nine months of 2016.

Return on average assets for the third quarter 2017 was 1.13% compared to 1.09% for the same period in 2016 and return on average shareholders’ equity for the third quarter 2017 was 10.85% compared to 10.62% for the third quarter 2016. Return on average assets for the nine months ended September 30, 2017 was 1.12% compared to 1.06% for the same period in 2016, and return on average shareholders' equity was 10.82% and 10.39% for the first nine months of 2017 and 2016, respectively.

A discussion of First Financial's results of operations for the three and nine months ended September 30, 2017 follows.

NET INTEREST INCOME

Net interest income, First Financial’s principal source of income, is the excess of interest received from earning assets, including loan-related fees, less interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on these earning assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net interest income	$70,479	$68,818	$207,931	$202,505
Tax equivalent adjustment	1,353	1,028	3,872	3,138
Net interest income - tax equivalent	$71,832	$69,846	$211,803	$205,643

Average earning assets	$7,989,969	$7,591,160	$7,848,161	$7,488,670

Net interest margin (1)	3.50%	3.61%	3.54%	3.61%
Net interest margin (fully tax equivalent) (1)	3.57%	3.66%	3.61%	3.67%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2017 was $70.5 million, and increased $1.7 million, or 2.4%, from third quarter 2016 net interest income of $68.8 million.  The increase in net interest income for the third quarter 2017 as compared to the same period in 2016 was primarily driven by a $7.6 million, or 9.8%, increase in interest income, which was partially offset by a $5.9 million, or 69.7%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the third quarter 2017 was $71.8 million compared to $69.8 million for the third quarter 2016.

Net interest margin on a fully tax equivalent basis declined 9 bps to 3.57% for the third quarter 2017 compared to 3.66% for the comparable quarter 2016.  The decline in net interest margin was primarily driven by lower loan fees as well as the increase in funding costs outpacing the increase in earning asset yields as a result of rising interest rates.

Higher interest income resulted from an increase in average earning assets from $7.6 billion in the third quarter 2016 to $8.0 billion in the third quarter 2017, as well as an increase in the yield on earning assets over those same periods from 4.04% to 4.22%, respectively. The increase in average earning assets was due to an increase in average loan balances of $153.2 million, or 2.7%, in the third quarter 2017 compared to the third quarter 2016, primarily as a result of strong organic loan growth. Average investment securities balances also increased $230.5 million, or 12.7% in the third quarter of 2017 compared to the third quarter 2016. The yield on earning assets was impacted by higher interest earned on loans and investment securities, resulting from recent increases in interest rates and slower investment prepayment speeds.

Interest expense increased as a result of higher average interest-bearing deposit balances, as well as higher rates paid on deposits during the period. Average interest-bearing deposits increased $423.5 million, or 8.9%, from the third quarter 2016 as a result of strong deposit generation efforts in recent quarters. Rising interest rates and a higher mix of variable rate deposit balances in recent periods contributed to a 32 bp increase in deposit costs from 47 bps for the third quarter 2016 to 79 bps for the third quarter 2017. In an effort to combat rising funding costs, First Financial converted approximately $1.5 billion of previously indexed deposits to managed rate products, while also lowering the rates paid on these products by a weighted average of 35 bps late in the third quarter 2017. First Financial expects to realize the full financial impact of these changes during the fourth quarter 2017.

For the nine months ended September 30, 2017, net interest income was $207.9 million, and increased $5.4 million, or 2.7%, from net interest income of $202.5 million for the comparable period in 2016. Net interest income on a fully-tax equivalent basis was $211.8 million for the nine months ended September 30, 2017 and $205.6 million for the comparable period in 2016.

Similar to the comparable quarter items discussed above, the increase in net interest income was primarily driven by higher earning asset balances resulting from strong organic loan growth and higher investment securities balances. Higher interest income was partially offset by an $11.8 million, or 47.6%, increase in interest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The net interest margin on a fully tax equivalent basis declined six basis points to 3.61% for the nine months ended 2017 compared to 3.67% during the same period in 2016. The decline in net interest margin was primarily driven by the increase in funding costs outpacing the increase in earning asset yields as a result of rising interest rates. Also, as a result of the recent increases in interest rates, short-term borrowing yields increased 42 bps to 93 bps for the first nine months of 2017 from 51 bps in the similar period in 2016, driving an increase in short-term borrowing costs of $2.5 million during the period.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$2,041,785	2.85%	$1,811,240	2.50%	$1,995,101	2.79%	$1,872,958	2.56%
Interest-bearing deposits with other banks	37,199	1.28%	22,116	0.54%	32,812	1.05%	22,696	0.52%
Gross loans (1)	5,910,985	4.71%	5,757,804	4.54%	5,820,248	4.65%	5,593,016	4.58%
Total earning assets	7,989,969	4.22%	7,591,160	4.04%	7,848,161	4.17%	7,488,670	4.06%

Nonearning assets
Allowance for loan and lease losses	(55,326)		(58,284)		(57,044)		(56,231)
Cash and due from banks	111,984		116,441		114,595		118,542
Accrued interest and other assets	670,290		672,839		665,065		664,389
Total assets	$8,716,917		$8,322,156		$8,570,777		$8,215,370

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,494,367	0.33%	$1,447,226	0.15%	$1,487,363	0.27%	$1,440,638	0.14%
Savings	2,494,592	0.82%	2,015,602	0.27%	2,377,072	0.67%	1,998,727	0.26%
Time	1,181,406	1.32%	1,284,059	1.14%	1,192,850	1.24%	1,348,345	1.10%
Total interest-bearing deposits	5,170,365	0.79%	4,746,887	0.47%	5,057,285	0.69%	4,787,710	0.46%
Borrowed funds
Short-term borrowings	880,157	1.16%	1,033,439	0.53%	868,235	0.93%	942,334	0.51%
Long-term debt	119,661	5.10%	119,603	5.11%	119,639	5.16%	119,577	5.17%
Total borrowed funds	999,818	1.63%	1,153,042	1.00%	987,874	1.44%	1,061,911	1.03%
Total interest-bearing liabilities	6,170,183	0.93%	5,899,929	0.57%	6,045,159	0.81%	5,849,621	0.57%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,510,032		1,453,842		1,507,748		1,427,323
Other liabilities	128,645		112,089		128,110		99,929
Shareholders' equity	908,057		856,296		889,760		838,497
Total liabilities and shareholders' equity	$8,716,917		$8,322,156		$8,570,777		$8,215,370

Net interest income	$70,479		$68,818		$207,931		$202,505

Net interest spread		3.29%		3.47%		3.36%		3.49%
Contribution of noninterest-bearing sources of funds		0.21%		0.14%		0.18%		0.12%
Net interest margin (2)		3.50%		3.61%		3.54%		3.61%

Tax equivalent adjustment		0.07%		0.05%		0.07%		0.06%
Net interest margin (fully tax equivalent) (2)		3.57%		3.66%		3.61%		3.67%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2017			Changes for the nine months ended September 30, 2017
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$1,620	$1,658	$3,278	$3,344	$2,553	$5,897
Interest-bearing deposits with other banks	41	49	90	89	79	168
Gross loans (1)	2,408	1,817	4,225	3,258	7,909	11,167
Total earning assets	4,069	3,524	7,593	6,691	10,541	17,232
Interest-bearing liabilities
Total interest-bearing deposits	3,889	846	4,735	7,969	1,383	9,352
Borrowed funds
Short-term borrowings	1,645	(447)	1,198	2,974	(516)	2,458
Long-term debt	(2)	1	(1)	(6)	2	(4)
Total borrowed funds	1,643	(446)	1,197	2,968	(514)	2,454
Total interest-bearing liabilities	5,532	400	5,932	10,937	869	11,806
Net interest income	$(1,463)	$3,124	$1,661	$(4,246)	$9,672	$5,426
(1) Loans held for sale, nonaccrual loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2017 noninterest income was $22.9 million, increasing $6.0 million, or 35.4%, from $16.9 million in the third quarter 2016. This increase was due primarily to a $5.7 million, or 283.5%, increase in other noninterest income, a $0.6 million, or 47.0%, increase in client derivative income and a $0.3 million, or 9.7%, increase in bankcard income, which were partially offset by a $0.6 million, or 29.6% decline in net gains from sales of loans.

The increase in other noninterest income from $2.0 million during the third quarter 2016 to $7.7 million for the third quarter 2017 was primarily related to $5.8 million of income from the early redemption of certain off balance sheet securitizations associated with the 2009 FDIC-assisted transactions. First Financial acquired $28.3 million of seasoned, performing HELOC loans from the redemption of these off balance sheet securitizations. Higher client credit derivative fees in the third quarter of 2017 reflect particularly strong loan demand, while the increase in bankcard income was the result of elevated card volume and seasonal customer activity in the third quarter of 2017.

Net gains from sales of loans decreased from $2.1 million in the third quarter 2016 to $1.5 million for the third quarter 2017 primarily due to lower sales volume during the period.

Noninterest income for the nine months ended September 30, 2017 was $57.8 million, increasing $5.1 million, or 9.7%, from noninterest income of $52.7 million for the first nine months of 2016. The increase in noninterest income from the comparable period in 2016 was due primarily to a $2.4 million, or 23.3%, increase in other noninterest income, a $1.4 million, or 596.6%, increase in net gains on sale of investment securities and a $0.9 million, or 10.1%, increase in bankcard income, which were partially offset by a $1.1 million, or 21.5%, decline in net gains from sales of loans.

The increase in other noninterest income for the first nine months of 2017 primarily resulted from the redemption of off balance sheet securitizations previously mentioned, partially offset by a $2.7 million decline in income from the accelerated discount on covered loans in 2017 and $1.2 million of income from the redemption of a limited partnership investment in 2016. Net gains on sales of investment securities increased in the first nine months of 2017 as the sale of $179.6 million of investment securities resulted in net gains of $1.6 million during the period, while the increase in bankcard income resulted from efforts to increase client penetration as well as increased customer activity during the period. Lower net gains from sales of loans was the result of lower sales volume during the first nine months of 2017.

NONINTEREST EXPENSE

Third quarter 2017 noninterest expense was $54.4 million compared with $51.1 million for the third quarter 2016. The $3.3 million, or 6.5%, increase from the comparable quarter in 2016 was primarily attributable to a $1.7 million, or 5.4%, increase in salaries and employee benefits, a $0.6 million, or 22.2%, increase in data processing expenses and a $0.6 million, or 39.0%, increase in professional services, partially offset by a $0.2 million, or 4.7%, decline in net occupancy expenses.

Higher salary and benefits expenses during the third quarter 2017 were primarily driven by $3.8 million of severance costs related to efficiency efforts during the period. Elevated data processing expenses resulted from investments in enterprise data management and system upgrades, in addition to other software license expenses, while increased professional service costs were primarily the result of merger-related expenses. Lower net occupancy expenses were primarily driven by branch consolidation activities during the quarter as First Financial continues to assess branch profitability.

Noninterest expense for the nine months ended September 30, 2017 was $157.0 million compared with $151.2 million in the nine months ended September 30, 2016. The $5.8 million, or 3.8%, increase from the comparable period in 2016 was primarily attributable to a $5.9 million, or 6.5%, increase in salaries and benefits and a $1.9 million, or 23.4%, increase in data processing expenses, partially offset by a $2.0 million, or 11.2%, decrease in other noninterest expenses and a $0.8 million, or 6.0%, decrease in net occupancy expenses. The increase in salaries and benefits was primarily due to elevated severance and health care costs during the period, while the year to date increase in data processing expenses was primarily related to investments in data management and system upgrades, as well as other software license expenses. Lower other noninterest expenses were primarily driven by lower regulatory costs resulting from the 2016 charter conversion, fewer collection expenses and a decline in the reserve for unfunded commitments. Lower net occupancy expenses resulted from branch consolidation activities.

INCOME TAXES

Income tax expense was $11.2 million for the third quarter of 2017, resulting in an effective tax rate of 31.1% compared to $10.1 million and 30.7% for the comparable period in 2016. For the first nine months of 2017, income tax expense was $32.9 million, resulting in an effective tax rate of 31.4% compared to $31.3 million and an effective tax rate of 32.4% for the comparable period in 2016. The lower effective tax rate during the first nine months of 2017 related primarily to the adoption of ASU 2016-09 regarding employee share-based compensation. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, became effective during the first quarter of 2017 and requires the recognition of the income tax effects of share-based awards through the income statement as a component of income tax expense. First Financial recorded $1.4 million of tax benefits as a result of share-based awards vesting and exercised during the first nine months of 2017.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2017 is expected to be approximately 31.5% - 32.5%. This expectation does not include the potential recognition of certain historic tax credit investments in the fourth quarter of 2017. The recognition of these credits results from the final certification of the historic preservation application and is expected to result in a $7.1 million after-tax asset write-down and $8.2 million of tax credits, netting to a $1.1 million after-tax benefit. Recognition of these credits would result in an approximate 7% reduction in the Company's full year effective tax rate for 2017 should the final certification be approved in the fourth quarter.

LOANS

Loans, excluding loans held for sale, totaled $6.0 billion as of September 30, 2017, and increased $219.6 million, or 3.8%, compared to December 31, 2016.  The increase in loan balances from December 31, 2016 was the result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Higher loan balances at September 30, 2017 were driven by a $104.1 million, or 5.8%, increase in C&I loans, a $95.8 million, or 3.9%, increase in CRE loans and a $34.0 million, or 7.4%, increase in home equity loans during the period. Home equity loans included $28.3 million of seasoned, performing loans acquired from the early redemption of certain off-balance sheet securitizations associated with the 2009 FDIC-assisted transactions in the third quarter of 2017.

Third quarter 2017 average loans, excluding loans held for sale, increased $156.8 million, or 2.7%, from the third quarter of 2016.  The increase in average loans, excluding loans held for sale, was driven by a $96.9 million, or 4.0%, increase in CRE loans, a $57.2 million, or 3.2%, increase in C&I loans and $27.5 million, or 7.2%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth in recent periods.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial accounts for the majority of loans acquired in FDIC transactions as purchased impaired loans, except for loans with revolving privileges, which are outside the scope of FASB ASC Topic 310-30, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans include loans previously covered under loss sharing agreements as well as loans that remain subject to FDIC loss sharing coverage. First Financial had purchased impaired loans totaling $111.1 million and $138.0 million, at September 30, 2017 and December 31, 2016, respectively. These balances exclude contractual interest not yet accrued.

Loans acquired in FDIC-assisted transactions covered under loss sharing agreements whereby the FDIC will reimburse First Financial for the majority of any losses incurred are referred to as covered loans. The Company's loss sharing agreements with the FDIC related to non-single family assets expired effective October 1, 2014, and the ten year period of loss protection on all other covered loans and covered OREO expires October 1, 2019. The three year period for sharing recoveries on non-single family loans expired on October 1, 2017. Covered loans declined 10.6% to $83.2 million at September 30, 2017 from $93.1 million as of December 31, 2016.  A decline in covered loan balances was expected as there were no acquisitions of loans subject to loss sharing agreements during the period. The covered loan portfolio will continue to decline through payoffs, loan sales, charge-offs and termination or expiration of loss sharing coverage, unless First Financial acquires additional loans subject to loss sharing agreements in the future.

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

Nonperforming assets decreased $1.3 million, or 2.4%, to $52.9 million at September 30, 2017 from $54.3 million as of December 31, 2016, due to a $3.2 million, or 50.4%, decrease in OREO balances, which was partially offset by a $1.8 million, or 3.8%, increase in nonperforming loans during the period. Higher nonperforming loans at September 30, 2017 were primarily driven by three commercial relationships downgraded to nonaccrual status, which offset the Company's resolution efforts during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $28.8 million at September 30, 2017, which is a $6.6 million, or 18.7%, decrease from $35.4 million at December 31, 2016.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, declined 24.6% to $94.3 million as of September 30, 2017 compared to $125.2 million at December 31, 2016. The decrease in classified assets was the result of strong workout efforts and improved credit risk ratings on previously classified assets during the period, in addition to elevated net charge-offs.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of September 30, 2017 and the four previous quarters.

	Quarter ended
	2017			2016
(Dollars in thousands)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$9,026	$15,099	$9,249	$2,419	$3,201
Lease financing	87	94	102	195	214
Construction real estate	824	1,075	1,075	0	0
Commercial real estate	12,244	12,617	14,324	6,098	5,985
Residential real estate	4,333	4,442	4,520	5,251	4,759
Home equity	3,364	2,937	3,571	3,400	3,815
Installment	240	307	322	367	327
Nonaccrual loans	30,118	36,571	33,163	17,730	18,301
Accruing troubled debt restructurings	19,692	20,135	29,948	30,240	32,164
Total nonperforming loans	49,810	56,706	63,111	47,970	50,465
Other real estate owned	3,116	5,961	5,300	6,284	7,577
Total nonperforming assets	52,926	62,667	68,411	54,254	58,042
Accruing loans past due 90 days or more	84	124	96	142	130
Total underperforming assets	$53,010	$62,791	$68,507	$54,396	$58,172
Total classified assets	$94,320	$98,391	$114,550	$125,155	$142,169

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	181.07%	150.05%	169.85%	326.91%	314.84%
Nonperforming loans	109.48%	96.77%	89.25%	120.83%	114.17%
Total ending loans	0.91%	0.93%	0.98%	1.01%	1.00%
Nonperforming loans to total loans	0.83%	0.97%	1.10%	0.83%	0.87%
Nonperforming assets to
Ending loans, plus OREO	0.89%	1.07%	1.19%	0.94%	1.00%
Total assets	0.60%	0.72%	0.80%	0.64%	0.69%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.56%	0.72%	0.67%	0.42%	0.45%
Total assets	0.38%	0.49%	0.45%	0.28%	0.31%
Classified assets to total assets	1.08%	1.13%	1.34%	1.48%	1.70%
(1) Nonaccrual loans include nonaccrual TDRs of $9.1 million, $9.4 million, $7.8 million, $5.1 million and $5.6 million as of September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $2.0 billion, or 22.9% of total assets at September 30, 2017 and $1.9 billion, or 22.0% of total assets, at December 31, 2016.  Securities available-for-sale totaled $1.3 billion at September 30, 2017 and $1.0 billion at December 31, 2016, while held-to-maturity securities totaled $669.8 million at September 30, 2017 and $763.3 million at December 31, 2016.

The Company's investment portfolio increased $155.6 million, or 8.4%, during the first nine months of 2017 as a result of soft loan demand earlier in the year. The overall duration of the investment portfolio was 3.2 years as of September 30, 2017 and December 31, 2016, respectively.

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

First Financial recorded a $2.5 million unrealized after-tax gain on the investment portfolio as a component of equity in accumulated other comprehensive income at September 30, 2017. The total unrealized gain on the investment portfolio increased $7.1 million from a $4.5 million unrealized after-tax loss at December 31, 2016.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2017 were $6.7 billion, representing an increase of $200.3 million, or 3.1%, compared to December 31, 2016, as total savings deposits increased $291.9 million, or 13.6%, and total noninterest-bearing deposits increased $37.4 million, or 2.4%, while total time deposits declined $133.2 million, or 10.1%.

Non-time deposit balances totaled $5.5 billion as of September 30, 2017, increasing $333.5 million, or 6.4%, compared to December 31, 2016 from strong deposit sales efforts. Time deposit balances declined as a result of lower retail CD balances and the intentional runoff of higher-cost brokered CDs.

Year-to-date average deposits increased $350.0 million, or 5.6%, to $6.6 billion at September 30, 2017 from $6.2 billion at September 30, 2016 due to a $378.3 million, or 18.9%, increase in average savings deposits and an $80.4 million, or 5.6%, increase in average noninterest-bearing deposits, which were partially offset by a $155.5 million, or 11.5%, decline in average time deposits. Higher average deposit balances resulted from strong organic growth in recent periods.

Borrowed funds increased to $983.3 billion at September 30, 2017 from $927.5 million at December 31, 2016 primarily resulting from the Company's funding needs and the cyclical nature of public fund deposits. First Financial had $818.2 million in short-term borrowings with the FHLB at September 30, 2017 and $687.7 million as of December 31, 2016, which are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

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

As of September 30, 2017 and December 31, 2016, outstanding subordinated debt totaled $118.6 million and $118.5 million, respectively, which included prepaid debt issuance costs of $1.4 million for each period. Long-term debt also included FHLB long-term advances of $0.2 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively, as well as an interest-free $0.8 million capital loan outstanding with a municipality at September 30, 2017 and December 31, 2016. First Financial's total remaining borrowing capacity from the FHLB was $576.1 million at September 30, 2017.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets, and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2017 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	A-
Short-Term Debt	K2	BBB+
Deposit	N/A	K2
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $3.5 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2017.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2017 and December 31, 2016, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of September 30, 2017 and December 31, 2016.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.3 billion and $1.0 billion at September 30, 2017 and December 31, 2016, respectively.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $17.2 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively.  Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At September 30, 2017, in addition to liquidity on hand of $152.6 million, First Financial had unused and available overnight wholesale funding of $2.6 billion, or 29.6% of total assets, to fund loan and deposit activities, in addition to other general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $41.1 million for the first nine months of 2017.  As of September 30, 2017, the Bank had retained earnings of $531.9 million, of which $148.4 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $66.2 million in cash at the parent company as of September 30, 2017, which approximates the Company’s annual regular shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments were $4.8 million and $6.4 million for the first nine months of 2017 and 2016, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Management believes, as of September 30, 2017, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes has changed the Company's categorization.

The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments, and the method for calculating risk-weighted assets includes identification of riskier assets which require higher capital allocations, such as highly volatile commercial real estate and nonaccrual loans. First Financial's tier 1 ratio increased from 10.46% as of December 31, 2016 to 10.53% as of September 30, 2017, while the total capital ratio decreased from 13.10% as of December 31, 2016 to 12.98% as of September 30, 2017. The leverage ratio increased to 8.74% at September 30, 2017 compared to 8.60% as of December 31, 2016 and the Company’s tangible common equity ratio increased from 7.96% at December 31, 2016 to 8.25% during the current quarter. All regulatory capital ratios exceeded the amounts necessary to be classified as “well capitalized,” and total regulatory capital exceeded the minimum requirement by $264.8 million on a consolidated basis at September 30, 2017.

The following table presents the actual and required capital amounts and ratios as of September 30, 2017 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$746,730	10.53%	$407,716	5.75%	N/A	N/A	$496,350	7.00%
First Financial Bank	786,318	11.09%	407,548	5.75%	$460,707	6.50%	496,146	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	746,834	10.53%	514,077	7.25%	N/A	N/A	602,711	8.50%
First Financial Bank	786,422	11.10%	513,865	7.25%	567,024	8.00%	602,463	8.50%

Total capital to risk-weighted assets
Consolidated	920,642	12.98%	655,891	9.25%	N/A	N/A	744,525	10.50%
First Financial Bank	848,971	11.98%	655,621	9.25%	708,780	10.00%	744,219	10.50%

Leverage ratio
Consolidated	746,834	8.74%	341,790	4.00%	N/A	N/A	341,790	4.00%
First Financial Bank	786,422	9.21%	341,577	4.00%	426,971	5.00%	341,577	4.00%

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

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.17 per common share on October 2, 2017 to shareholders of record as of September 1, 2017. Additionally, First Financial's board of directors authorized a dividend of $0.17 per common share for the next regularly scheduled dividend, payable on January 2, 2018 to shareholders of record as of December 1, 2017.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the first nine months of 2017 and 2016. At September 30, 2017, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. During the first quarter 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the period.

Shareholders' Equity. Total shareholders’ equity at September 30, 2017 was $915.0 million compared to total shareholders’ equity at December 31, 2016 of $865.2 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has, over time, embedded risk awareness into the culture of the Company.  First Financial has identified ten types of risk that it monitors in its ERM framework.  These risks include credit, market, operational, compliance, strategic, reputation, information technology, cyber, legal and environmental/external.

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

ALLL. First Financial records a provision for loan and lease losses in the Consolidated Statements of Income to maintain the ALLL at a level considered sufficient to absorb probable incurred loan and lease losses inherent in the portfolio.

The ALLL was $54.5 million as of September 30, 2017 and $58.0 million as of December 31, 2016, and as a percentage of period-end loans, the ALLL was 0.91% as of September 30, 2017 compared to 1.01% as of December 31, 2016. The decline in the ALLL when compared to December 31, 2016 is consistent with the Company's stable overall credit outlook, and is the result of lower classified asset balances as well as the decline in covered/formerly covered loans.

The ALLL as a percentage of nonaccrual loans was 181.07% at September 30, 2017 and 326.91% at December 31, 2016. The ALLL as a percentage of nonperforming loans, which include accruing TDRs, declined to 109.48% as of September 30, 2017 from 120.83% as of December 31, 2016 due to the lower ALLL and a $1.8 million, or 3.8%, increase in nonperforming loans. The increase in nonperforming loans during the first nine months of 2017 was primarily driven by three commercial relationships downgraded to nonaccrual status during the period, which offset the Company's resolution efforts and positive credit risk rating migration.

Third quarter 2017 net charge-offs were $3.3 million, or 0.22% of average loans and leases on an annualized basis, compared to net charge-offs of $0.8 million, or 0.05% of average loans and leases on an annualized basis for the comparable quarter in 2016. The $2.5 million increase in net charge-offs from the comparable period in 2016 was primarily the result of higher C&I loan charge-offs and a decline in CRE recoveries, partially offset by a decline in CRE loan charge-offs during the period. The increase in C&I charge-offs was primarily related to the resolution of a single franchise relationship during the period.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Third quarter 2017 provision expense was $3.0 million compared to $1.7 million during the comparable quarter in 2016, driven by a $2.5 million, or 323.7% increase in net charge offs during the period. Provision expense was $3.8 million compared to $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Nine months ended
	2017			2016		September 30,
(Dollars in thousands)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	2017	2016
Allowance for loan and lease loss activity
Balance at beginning of period	$54,873	$56,326	$57,961	$57,618	$56,708	$57,961	$53,398
Provision for loan losses	2,953	467	367	2,761	1,687	3,787	7,379
Gross charge-offs
Commercial and industrial	4,122	3,065	1,743	1,590	296	8,930	1,040
Lease financing	0	0	0	0	0	0	0
Construction real estate	0	0	0	(2)	64	0	95
Commercial real estate	58	485	485	990	1,135	1,028	3,993
Residential real estate	23	223	61	224	90	307	163
Home equity	71	384	180	232	475	635	1,213
Installment	24	126	49	60	223	199	326
Credit card	201	215	232	326	267	648	864
Total gross charge-offs	4,499	4,498	2,750	3,420	2,550	11,747	7,694
Recoveries
Commercial and industrial	325	693	262	186	327	1,280	969
Lease financing	0	1	0	0	0	1	1
Construction real estate	0	89	0	51	6	89	234
Commercial real estate	585	1,398	256	382	997	2,239	2,120
Residential real estate	70	59	9	54	38	138	182
Home equity	110	222	106	144	257	438	576
Installment	74	43	71	118	56	188	217
Credit card	43	73	44	67	92	160	236
Total recoveries	1,207	2,578	748	1,002	1,773	4,533	4,535
Total net charge-offs	3,292	1,920	2,002	2,418	777	7,214	3,159
Ending allowance for loan and lease losses	$54,534	$54,873	$56,326	$57,961	$57,618	$54,534	$57,618

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.82%	0.53%	0.34%	0.32%	(0.01)%	0.57%	0.01%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	0.00%	(0.08)%	0.00%	(0.06)%	0.06%	(0.03)%	(0.05)%
Commercial real estate	(0.08)%	(0.15)%	0.04%	0.10%	0.02%	(0.07)%	0.11%
Residential real estate	(0.04)%	0.13%	0.04%	0.13%	0.04%	0.05%	0.00%
Home equity	(0.03)%	0.14%	0.07%	0.08%	0.19%	0.06%	0.18%
Installment	(0.43)%	0.65%	(0.18)%	(0.47)%	1.40%	0.03%	0.33%
Credit card	1.39%	1.28%	1.73%	2.35%	1.64%	1.47%	2.02%
Total net charge-offs	0.22%	0.13%	0.14%	0.17%	0.05%	0.17%	0.08%

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

First Financial monitors the Company's interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios, including instantaneous shocks. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios and First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 60% in its interest rate risk modeling as of September 30, 2017. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bp scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2017, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.06)%	2.65%	5.41%
NII-Year 2	(8.28)%	3.77%	7.76%
EVE	(4.52)%	1.53%	2.79%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of September 30, 2017. The projected results for NII and EVE became more asset sensitive during the third quarter of 2017 due to the conversion of certain indexed deposit products to managed rates in order to better align First Financial with market rates. Other factors that contributed to increased asset sensitivity were sustained growth in variable rate commercial loans in addition to fewer fixed rate investment securities and higher noninterest-bearing deposit balances. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2017 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.91%	0.36%	9.28%	1.60%
NII-Year 2	6.10%	1.40%	11.68%	3.89%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2016 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2017.

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

FORWARD-LOOKING INFORMATION
Important Additional Information about the Merger
The Company has filed a registration statement on Form S-4 with the SEC (filed on September 22, 2017 and amended on October 17, 2017), which includes a joint proxy statement of the Company and MainSource and a prospectus of the Company, and each party will file other documents regarding the proposed transaction with the SEC.  A definitive joint proxy statement/prospectus will also be sent to the Company and MainSource shareholders seeking required shareholder approvals.

Before making any voting or investment decision, investors and security holders of the Company and MainSource are urged to carefully read the entire registration statement and joint proxy statement/prospectus, when they become available, as well as any amendments or supplements to these documents, because they will contain important information about the proposed transaction.

The documents filed by the Company and MainSource with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.  In addition, the documents filed by the Company may be obtained free of charge at the Company’s website at http://www.bankatfirst.com and the documents filed by MainSource may be obtained free of charge at MainSource Financial’ s website at https://www.mainsourcebank.com under the tab “Investor Relations.”  Alternatively, these documents, when available, can be obtained free of charge from the Company upon written request to First Financial Bancorp, Attention: Shannon M. Kuhl, Chief Legal Officer and Corporate Secretary, 255 E. Fifth Street, Suite 2900, Cincinnati, Ohio 45202 or by calling (877) 322-9530 or from MainSource Financial upon written request to MainSource Financial Group, Inc., 2105 North State Road 3 Bypass, Greensburg, Indiana 47240, Attn: James M. Anderson, Chief Financial Officer, or by calling (812) 663-6734.

This communication shall not constitute an offer to sell or the solicitation of an offer to buy securities nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.  This communication is also not a solicitation of any vote in any jurisdiction pursuant to the proposed transactions or otherwise.  No offer of securities or solicitation will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.  The communication is not a substitute for the joint proxy statement/prospectus that the Company and MainSource will file with the SEC.

Cautionary Statements Regarding Forward-Looking Information
Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, but are not limited to, certain plans, expectations, goals, projections and benefits relating to the transaction between the Company and MainSource, which are subject to numerous assumptions, risks and uncertainties.  Words such as ‘‘believes,’’ ‘‘anticipates,’’ “likely,” “expected,” “estimated,” ‘‘intends’’ and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Examples of forward-looking statements include, but are not limited to, statements we make about (i) our future operating or financial performance, including revenues, income or loss and earnings or loss per share, (ii) future common stock dividends, (iii) our capital structure, including future capital levels, (iv) our plans, objectives and strategies, and (v) the assumptions that underlie our forward-looking statements.

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of the management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the Company’s ability to comply with the terms of loss sharing agreements with the FDIC; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation. Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2016, as well as its other filings with the SEC, which are available on the SEC website at www.sec.gov.

Statements concerning the potential merger of the Company and MainSource may also be forward-looking statements. Please refer to each of the Company’s and MainSource’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as their other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

In addition to factors previously disclosed in reports filed by the Company and MainSource with the SEC, risks and uncertainties for the Company, MainSource and the combined company include, but are not limited to:  the possibility that any of the anticipated benefits of the proposed Merger will not be realized or will not be realized within the expected time period; the risk that integration of MainSource's operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the inability to close the Merger in a timely manner; the inability to complete the Merger due to the failure of the Company’s or MainSource’s shareholders to adopt the Merger Agreement; diversion of management's attention from ongoing business operations and opportunities; the failure to satisfy other conditions to completion of the , including receipt of required regulatory and other approvals; the failure of the proposed Merger to close for any other reason; the challenges of integrating and retaining key employees; the effect of the announcement of the Merger on the Company’s, MainSource’s or the combined company's respective customer relationships and operating results; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and general competitive, economic, political and market conditions and fluctuations.  All forward-looking statements included in this filing are made as of the date hereof and are based on information available at the time of the filing.  Except as required by law, neither the Company nor MainSource assumes any obligation to update any forward-looking statement.

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

Changes in Internal Control over Financial Reporting
No changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2016. Information concerning additional risk factors related to the proposed merger of the Company and MainSource is available in the Company's registration statement on Form S-4 SEC (filed on September 22, 2017 and amended on October 17, 2017).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	38,409	25.95	N/A	N/A
August 1 to August 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
September 1 to September 30, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	38,409	$25.95	N/A

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

Exhibit Number
2.1
Agreement and Plan of Merger by and between First Financial Bancorp. and MainSource Financial Group, Inc., dated as of July 25, 2017 (schedules and certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to First Financial Bancorp's Form 8-K filed on July 27, 2017).

10.1
Employment and Non-Competition Agreement between Archie M. Brown, Jr. and First Financial Bancorp. and First Financial Bank, dated as of July 25, 2017 (filed as Exhibit 10.1 to First Financial Bancorp's Form 8-K filed on July 27, 2017).*

10.2
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. and First Financial Bank, dated as of July 25, 2017 (filed as Exhibit 10.2 to First Financial Bancorp's Form 8-K filed on July 27, 2017).*

10.3	Offer Letter to John M. Gavigan dated September 22, 2017 (filed as Exhibit 10.1 to First Financial Bancorp's Form 8-K filed on September 22, 2017).*

10.4
Severance and Change in Control Agreement between John M. Gavigan and First Financial Bank dated September 22, 2017 (filed as Exhibit 10.2 to First Financial Bancorp's Form 8-K filed on September 22, 2017).*

10.5	Offer Letter to James M. Anderson dated September 18, 2017 (filed as Exhibit 10.3 to First Financial Bancorp's Form 8-K filed on September 22, 2017).*

10.6
Severance and Change in Control Agreement between James M. Anderson and First Financial Bank dated September 18, 2017 (filed as Exhibit 10.4 to First Financial Bancorp's Form 8-K filed on September 22, 2017).*

10.7
Amended and Restated Employment Agreement and Non-Competition Agreement between and First Financial Bank and Anthony M. Stollings dated October 13, 2017 (filed as Exhibit 10.1 to First Financial Bancorp's Form 8-K filed on October 13, 2017).*

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ John M. Gavigan		/s/ Scott T. Crawley
John M. Gavigan		Scott T. Crawley
Senior Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	11/7/2017	Date	11/7/2017