Form 10-K
period 2017-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2018-02-26
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
☒ Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2017, was $1,690,000,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 23, 2018, there were issued and outstanding 62,093,120 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference into Parts I, II, III and IV.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2018 are incorporated by reference into Part III.

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

Statements concerning the potential merger of the Company and MainSource may also be forward-looking statements. Please refer to each of the Company’s filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2017 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

Commercial and industrial lending activities also include equipment and leasehold improvement financing for franchisees throughout the U.S., principally in the quick service and casual dining sector.  The underwriting of these loans incorporates basic credit proficiencies combined with knowledge of select franchise concepts to measure the creditworthiness of proposed multi-unit borrowers.  The focus is on a limited number of concepts that we believe have sound economics, lower closure rates, and higher brand awareness within specified local, regional or national markets.  Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate-related requests.

First Financial also offers secured financing throughout the U.S. to the insurance industry through a wholly-owned subsidiary of the Bank, Oak Street Funding LLC (Oak Street Funding).  Insurance industry lending activities are driven by agency acquisitions, agency ownership transitions and the purchase by agencies of books of business, in addition to financing general working capital needs.  The underwriting of these loans involves analyses of collateral (through use of Oak Street Funding’s proprietary system) that consists of insurance commissions revenue, which is then monitored by Oak Street Funding throughout the life of the loans.

Commercial real estate loans are secured by a mortgage lien on the real property.  The credit underwriting for both owner-occupied and investor income producing real estate loans includes detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analyses.  Market diversification within First Financial’s service area and industry diversification are other means by which First Financial manages the risk.  First Financial does not have a significant exposure to residential builders and developers.

The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. The Bank sells the loans with both servicing retained and servicing released, depending on pricing and other market conditions.  The credit underwriting standards adhere to a required level of documentation, verifications, valuation, and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards increase the marketability and address the credit risk associated with the loans.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2017, and is incorporated herein by reference.

First Financial's executive office is located at 255 East Fifth Street, Suite 700, Cincinnati, Ohio 45202, and the telephone number is (877) 322-9530.  First Financial makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Relations” link, under “Financial Reporting.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Employees

At December 31, 2017, First Financial and its subsidiaries had 1,366 full-time and part-time employees.

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

In July 2017, First Financial Bancorp and MainSource Financial Group, Inc. entered into a definitive merger agreement under which MainSource will merge into First Financial in a stock-for-stock transaction and MainSource Bank, a wholly owned subsidiary of MainSource, will merge into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource will receive 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, the transaction is valued at approximately $1.0 billion. Upon closing, First Financial shareholders will own approximately 65% of the combined company and MainSource shareholders will own approximately 35%, on a fully diluted basis. The merger was approved by the FRB of Cleveland and the ODFI during the first quarter of 2018 and is expected to close on April 1, 2018. Once completed, the merger will position the combined company to better serve the complimentary geographies of Ohio, Indiana and Kentucky, and create a higher performing bank with greater scale and capabilities.

Market and Competitive Information

First Financial utilizes a community banking business model and serves a combination of metropolitan and non-metropolitan markets through its full-service banking centers primarily in Indiana, Ohio, and Kentucky.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability, and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients to help them reach greater levels of financial success.

We also compete on a nationwide basis with respect to franchisee lending through our franchise finance subsidiary and the insurance industry through Oak Street Funding.

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare, and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income and population growth.  The Midwestern markets that First Financial serves have historically not experienced the level of economic volatility experienced in other areas of the country, although material fluctuations may occur.

First Financial believes that it is well positioned to compete in its markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a local decision-making process and that it is better positioned to compete for business than smaller community banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the Bank's geographic footprint. Through its diversified delivery systems of banking centers, ATMs, internet banking, and telephone-based transactions, First Financial is able to meet the needs of its customers in an ever-changing marketplace.

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

Supervision and Regulation

First Financial and its subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers, the Deposit Insurance Fund (DIF), and the banking system in general and not for the protection of shareholders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, interest rates that can be charged on loans and consumer protection communications and disclosures.  Certain elements of selected laws and regulations are described in more detail in the sections that follow.  These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil monetary penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. A bank holding company is required by law and

Federal Reserve Board policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to its shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Depository Institution Regulation

The Bank, as a bank chartered under the laws of the State of Ohio and a member of the Federal Reserve Bank of Cleveland (Federal Reserve Bank), is subject to supervision and examination by the Federal Reserve Board and the Ohio Division of Financial Institutions (ODFI). The Bank's deposits are insured up to the legal limits by the DIF, which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act (FDIA). The Bank is also subject to regulations of the Consumer Financial Protection Bureau (CFPB), which was established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and has broad powers to adopt and enforce consumer protection regulations.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can and cannot be predicted. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies as well as state banks that are members of a Federal Reserve Bank. The Office of the Comptroller of the Currency (OCC) and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of prompt corrective action regulatory provisions.

In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations such as First Financial. These new capital rules implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules). Community banking organizations, including First Financial and the Bank, began transitioning to the new rules when the new minimum capital requirements became effective on January 1, 2015. A capital conservation buffer (i.e. common equity) and additional deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phase in from January 1, 2015, through January 1, 2019.

The capital rules include (a) a minimum common equity tier 1 capital ratio of at least 4.5%, (b) a minimum Tier 1 capital ratio of at least 6.0%, (c) a minimum total capital ratio of 8.0% and (d) a minimum leverage ratio (tier 1 capital to average assets) of 4.0%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer greater than 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer requirement phases in starting on January 1, 2016, and is currently 1.875%.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2017, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines previously described.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an adverse effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized with a leverage ratio of less than 2%. The Federal Deposit Insurance Act provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules and thereby reduce regulatory burden for “non-advanced approaches” banking organizations. The Bank is a non-advanced approach bank because it has total consolidated assets of less than $250 billion and balance sheet foreign exposures of less than the maximum amount for a non-advanced approach bank. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank’s capital calculations. In November 2017, the federal banking agencies extended, for such non-advanced approaches banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

Limitations on Dividends and Other Payments

There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, First Financial. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum capital levels established by the Federal Reserve Board. The amount of dividends payable by the Bank is also restricted if the Bank does not hold a capital conservation buffer as described above. In addition, the Bank must have the approval of the Federal Reserve Board and the ODFI if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Under Ohio law, the Bank may pay a dividend from surplus only with the approval of First Financial (as the sole shareholder of the Bank) and the approval of the ODFI. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

The ability of First Financial to obtain funds for the payment of dividends, for the servicing of indebtedness and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. However, because the Federal Reserve Board expects us to serve as a source of strength to the Bank, as discussed above, payment of dividends by the Bank may be restricted at any time at the discretion of the Federal Reserve Board if the Federal Reserve Board deems such dividends to constitute an unsafe and/or unsound banking practice.

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

Insurance of Accounts

The FDIC maintains the DIF, which insures the deposit accounts of the Bank to the maximum amount provided by law.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the United States government.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.

•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.

•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.

•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.

•
Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•
Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•
Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule, referred to as the “Payday Rule,” that addresses commercial lending practices with respect to certain consumer loans. The Payday Rule was effective on January 16, 2018, although compliance with most of its provisions will not be required until August 19, 2019. The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36% that are repaid directly from the borrower’s account. The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On January 16, 2018, the CFPB issued a press release stating that it “intends to engage in a rulemaking process so that the Bureau may reconsider the Payday Rule.”

The Company does not currently expect the new rules to have a material effect on the Company’s financial condition or results of operations.

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

An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

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

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, including Level 3 institutions like us, the proposed rule:

•	prohibits incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	requires incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	requires board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Further, as stock exchanges impose additional listing requirements under the Dodd-Frank Act, public companies are required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures, which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

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

In 2017, the State of Ohio completed a substantial re-writing of Ohio’s banking laws that became effective on January 1, 2018. One of the primary purposes of the revision of the law was to adopt one universal bank charter for depository institutions chartered by the state, rather than having separate types of state depository institution charters with different powers and limitations for banks, savings banks and savings and loan associations. The result is that all Ohio-chartered depository institutions are now considered to have full commercial bank powers, unless an institution elects to continue to be governed by federal restrictions applicable to federal savings and loan associations and federal savings banks. While the most substantial changes in the law affect institutions chartered by Ohio as savings banks or savings and loan associations prior to the effectiveness of the new law, some changes also apply to institutions, like the Bank, that were chartered as commercial banks prior to the change in the law. The changes for all Ohio-chartered banks include provisions allowing Ohio-chartered banks to exercise the same powers, perform all acts, and provide all services that are permitted for federally chartered depository institutions, with the exception of laws and regulations dealing with interest rates, thereby enhancing opportunities for Ohio-chartered banks to compete with other financial institutions. Other provisions clarify previous laws addressing, or allow more flexibility with respect to, corporate governance matters, mergers and acquisitions and additional reliance on Ohio corporate law generally.

In addition, in October 2017, Ohio-chartered banks received notices of required assessments to be paid to the ODFI.  For two years, the ODFI was funded by State of Ohio excess unclaimed funds allocated to the ODFI by the State of Ohio.  That funding source has ceased to be available, and assessments are once again required, as before the funding by unclaimed funds.

Regulations to Become Applicable upon the Merger with MainSource Financial Group, Inc.

Upon completion of First Financial’s merger with MainSource Financial Group, Inc. (MainSource), and the merger of the Bank with MainSource Bank, the Bank’s total assets will exceed $10 billion, and First Financial and the Bank will therefore become subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve Board’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, First Financial’s ability to engage in expansionary activities or make dividend payments to its shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, the Bank is subject to regulations adopted by the CFPB, but the Federal Reserve Board is primarily responsible for examining the Bank’s compliance with federal consumer financial protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, and with a recent change in leadership at the CFPB, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact First Financial’s business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s examination ratings, results of asset-related stress testing and funding-related stress, as well as the holding company’s use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to its use of deposits as a funding source.

Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve Board’s rules on interchange transaction fees for debit cards. As a result, beginning on July 1 following the Bank’s crossing the $10 billion threshold at the end of a calendar year, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued to its customers. The Federal Reserve Board has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees the Bank receives for electronic debit interchange will reduce its revenues. During 2017, the Bank collected $12.9 million in debit card interchange fees. First Financial estimates that had it been subject to this limitation during 2017, its interchange fee revenue would have been reduced by approximately $6.6 million.

First Financial will become a financial holding company following the merger with MainSource. With some exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company that elects to be a financial holding company may, however, engage in additional non-bank activities that are financial in nature or incidental to activities that are financial in nature.

Activities that are considered by the Federal Reserve Board to be “financial in nature” include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

A financial holding company must be well-capitalized and well-managed, and each subsidiary bank must be well-capitalized and well-managed and have a CRA rating of at least satisfactory. If a financial holding company or a subsidiary bank fails to meet all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and on the ability of the holding company to enter into certain transactions or obtain regulatory approvals. The holding company could also lose its financial holding company status and be required to divest ownership or control of all banks owned by the financial holding company. If restrictions are imposed on the activities of a financial holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

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

Risks Related to Economic and Market Conditions

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, may adversely affect us, including requiring us to record additional loan loss provisions or to write down loans.
First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may adversely affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. Due to First Financial's volume of real estate loans, declining real estate values could adversely affect the value of property used as collateral as well as First Financial’s ability to sell the collateral upon foreclosure.
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
There is no assurance that our non-impaired loans will not become impaired or that our impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
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
Changes in market interest rates or capital markets could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings). Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.
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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could adversely affect our financial condition, results of operations and liquidity.
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
Additionally, a concentration of natural disasters or a significant disruption in the insurance market could adversely impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future.
Our financial instruments carried at fair value expose us to certain market risks.
We maintain an available-for-sale investment securities portfolio, which includes assets with various types of instruments and maturities. At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of the available-for-sale securities are recognized in shareholders' equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value with changes in fair value recognized in earnings. The fair value of financial instruments carried at fair value is exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Risks Related to Our Business
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.
As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.
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
Competition in the financial services industry is intense and could result in our losing business or experiencing reduced margins.
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. Credit unions that compete with us have advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
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
Consumers may decide not to use banks to complete their financial transactions, or deposit funds electronically with banks having no branches within our market area, which could affect net income.
Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, in addition to increasing our funding costs.
Our wealth management business subjects us to a variety of investment and market risks.
At December 31, 2017, we had $2.7 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.
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
Third parties provide key components of our business infrastructure, such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cybersecurity breach of a vendor's system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. Furthermore, we may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.
We rely on our systems, employees, and certain counterparties, and certain failures, such as a security breach, could adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.
We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could severely harm our business.

As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Cyber security risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. Employee error or misconduct may result in failure to implement policies and procedures designed to avoid risks. Moreover, as technology and cyberattacks change over time, we must continually monitor and change systems to guard against new threats. We may not know of and be able to guard against a new threat until after an attack has occurred. In addition, the recent massive breach of the systems of a credit bureau presents additional threats. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.
Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could adversely affect us.
Weaknesses of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led in the past to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. A default, or threatened default, of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our financial condition or results of operations.
Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to increased costs.
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
We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of the close of business on December 31, 2017, the Bank had $163.1 million available to pay dividends to First Financial without prior regulatory approval.

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
As of December 31, 2017, we had indebtedness of $934.2 million.
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
Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting unit. While this comparison provides some relative market information regarding the estimated fair value of our reporting unit, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.
A reduction in our credit rating could adversely affect us or the holders of our securities.
The credit rating agencies rating our creditworthiness regularly evaluate the Company, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit rating. A downgrade of the credit rating of the Company could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

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
Potential acquisitions may disrupt our business and dilute shareholder value, and we may not be able to successfully consummate or integrate such acquisitions.
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•difficulty and expense of integrating the operations and personnel of the target company;
•difficulty or added costs in the wind-down of non-strategic operations;
•potential disruption to our business;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and customers of the target company;
•difficulty in estimating the value (including goodwill) of the target company;
•difficulty in receiving appropriate regulatory approval for any proposed transaction;
•difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and
•potential changes in banking, or tax laws or regulations or accounting rules that may affect the target company.

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
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate valuation that is made when recording income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.
See the “Critical Accounting Policies” in the MD&A and Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information.
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
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our system of control, misstatements due to error or fraud may occur and not be detected.
Our revenues derived from investment securities may be volatile and subject to a variety of risks.
We generally maintain investment securities and trading positions in the fixed income markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our investment portfolio are affected by many factors, including our credit position, interest rate volatility and volatility in capital markets, among other economic factors. Our return on such investments could experience volatility, and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.
Risks Related to the Legal and Regulatory Environment

If our regulators deem it appropriate, they can take regulatory actions that could impact our ability to compete for new business, constrain our ability to fund our liquidity needs, and increase the cost of our services.

First Financial and its subsidiaries are subject to the supervision and regulation of various state and federal regulators, including the OCC, the Federal Reserve Board, the FDIC, the SEC, the Financial Industry Regulatory Authority (FINRA), the Ohio Division of Financial Institutions, and various other state regulatory agencies. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.
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
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in our consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.
From time to time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions prior to acquisition and newly enacted statutory, judicial and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations.
In the event the Internal Revenue Service, State of Ohio, or other state tax officials propose adjustments to our previously filed tax returns (or those of our subsidiaries), it is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs.
Changes in tax laws could adversely affect our performance.
We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, property, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Risks Related to the Merger with MainSource and our Business upon Completion of the Merger

MainSource and First Financial will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on MainSource or First Financial. These uncertainties may impair MainSource's or First Financial's ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with MainSource or First Financial to alter existing business relationships with MainSource of First Financial. Retention of certain employees by MainSource or First Financial may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration, or a desire not to remain with MainSource or First Financial, MainSource's business or First Financial's business could be harmed. In addition, subject to certain exceptions, each of First Financial and MainSource has agreed to operate its business in the ordinary course prior to closing the merger.

The market price of our common stock after the merger is completed may be affected by factors different from those affecting the stock of MainSource or First Financial currently.

Upon completion of the merger, holders of MainSource common stock will become holders of our common stock. Our business differs in important respects from that of MainSource, and, accordingly, the results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of First Financial and MainSource.

The success of the merger and integration of First Financial and MainSource will depend on a number of uncertain factors.

The success of the merger will depend on a number of factors, including, without limitation:

•	our ability to integrate the branches acquired from MainSource Bank in the merger (which we refer to as the “acquired branches”) into First Financial Bank’s current operations;

•
our ability to limit the outflow of deposits held by our new customers and our existing customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;

•	our ability to control the incremental noninterest expense from the acquired branches in a manner that enables it to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense and may be affected by general market and economic conditions or government actions generally affecting the financial industry. Integration efforts will also likely divert management’s attention and resources. No assurance can be given that we will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, or that we will be able to manage any growth resulting from the merger effectively.

Combining First Financial and MainSource may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

First Financial and MainSource have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of First Financial and MainSource in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause First Financial and/or MainSource to lose customers or cause customers to remove their accounts from First Financial and/or MainSource and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of MainSource and First Financial during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

The combined company may be unable to retain personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by First Financial and MainSource. It is possible that these employees may decide not to remain with the combined company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating MainSource to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.

Holders of MainSource and First Financial common stock will have a reduced ownership and voting interest in the combined company after the merger and will exercise less influence over management.

Holders of MainSource and First Financial common stock currently have the right to vote in the election of the board of directors and on other matters affecting MainSource and First Financial, respectively. Upon completion of the merger, each MainSource shareholder who receives shares of First Financial common stock will become a shareholder of First Financial, with a percentage ownership of First Financial that is smaller than the shareholder’s percentage ownership of MainSource. Based on the number of shares outstanding on July 25, 2017 and the shares expected to be issued in the merger, the former shareholders of MainSource as a group will receive shares in the merger constituting approximately one-third of the outstanding shares of First Financial common stock immediately after the merger. As a result, current shareholders of First Financial as a group will own approximately two-thirds of the outstanding shares of First Financial common stock immediately after the merger. Because of this, MainSource shareholders may have less influence on the management and policies of First Financial than they now have on the management and policies of MainSource, and current First Financial shareholders may have less influence than they now have on the management and policies of First Financial.

Upon completion of the merger, First Financial's assets will exceed $10 billion, and, as a result, we will become subject to increased regulatory requirements, which could materially and adversely affect us.

Upon completion of the merger, the Bank's total assets will exceed $10 billion, and we will therefore become subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve Board’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, the Bank is subject to regulations adopted by the CFPB, but the Federal Reserve Board is primarily responsible for examining the Bank’s compliance with federal consumer financial protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the Bank’s performance under that scorecard, the total base assessment rate is between 2.5 and 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to its use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve Board’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 following the Bank’s crossing the $10 billion threshold at the end of a calendar year, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued to its customers. The Federal Reserve Board has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees the Bank receives for electronic debit interchange will reduce its revenues. During 2017, the Bank collected $12.9 million in debit card interchange fees. We estimate that had we been subject to this limitation during 2017, our interchange fee revenue would have been reduced by approximately $6.6 million.

In anticipation of becoming subject to the heightened regulatory requirements, we have begun to reorganize our compliance and risk personnel and implement various initiatives to address these regulatory requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls and/or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be generally misinterpreted by the market or our customers and, as a result, may adversely affect our stock price or ability to retain customers and effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to take actions to prepare for compliance even before our total assets equal or exceed $10 billion at the end of four consecutive quarters. As a result, we have incurred and expect to continue to incur compliance-related costs before it is otherwise required. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2017, the Company operated 94 banking centers, 19 of which are leased facilities.  Our core banking operating markets are located within the three state region of Ohio, Indiana and Kentucky. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 57 banking centers in Ohio, 34 banking centers in Indiana and three banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Executive Officers of the Registrant.

The following table sets forth information concerning the executive officers of First Financial as of February 15, 2018. The executive officers are either officers of First Financial or officers of a subsidiary of First Financial, as indicated in the below table, who perform policy-making functions for First Financial. The officers are elected annually at the organizational meetings of the boards of directors of their respective affiliates and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Position with First Financial Bank or a Subsidiary	Age
Claude E. Davis	Chief Executive Officer	Chief Executive Officer	57

Anthony M. Stollings	President, Chief Banking Officer	President, Chief Banking Officer	63

John M. Gavigan	Chief Financial Officer	Chief Financial Officer	39

Scott T. Crawley	Corporate Controller and Principal Accounting Officer	Corporate Controller and Principal Accounting Officer	37

Matthew B. Burgess	Chief Internal Auditor	Chief Internal Auditor	58

Shannon M. Kuhl	Chief Legal Officer, Chief Risk Officer and Corporate Secretary	Chief Legal Officer, Chief Risk Officer and Corporate Secretary	47

Richard S. Dennen		President, Commercial Finance	51

Bradley J. Ringwald		President, Community Banking	44

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

Anthony M. Stollings - Anthony Stollings is presently the President, Chief Banking Officer of both First Financial Bancorp and First Financial Bank following his appointment to this role in April 2017.  From January 2017 to April 2017, he served as the President of Consumer Banking of First Financial Bank.  Mr. Stollings previously served as the President and Chief Operating Officer of First Financial Bancorp and Chief Operating Officer of First Financial Bank from December 2014 to January 2017.  He served as the Chief Financial Officer of both First Financial Bancorp and First Financial Bank from January 2013 through November 2014.  Mr. Stollings also serviced as the Chief Risk Officer of both First Financial Bancorp and First Financial Bank from September 2011 through January 2013.  He served as the Chief Accounting Officer of both First Financial Bancorp and First Financial Bank from his hire in December 2006 until September 2011.

John M. Gavigan - John Gavigan is the Chief Financial Officer of both First Financial Bancorp and First Financial Bank where he is responsible for the Company’s Finance, Accounting, Treasury and Investor Relations areas.  In 2017, Mr. Gavigan's role expanded to include Operations, Information Technology, Talent Management and Facilities. He was appointed to his current role in December 2014, having previously served as Corporate Controller from 2011 through 2014 and as Assistant Controller from 2008 through 2011. Mr. Gavigan is a certified public accountant (inactive).

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

Matthew B. Burgess - Matt Burgess is the Chief Internal Auditor of both First Financial Bancorp and First Financial Bank, a role he has held since joining First Financial in October 2011.  Before joining First Financial, he held audit department leadership and general audit positions in several financial institutions and external auditor consultants.  Mr. Burgess is a certified public accountant, certified internal auditor (CIA), and certified information systems auditor (CISA).

Shannon M. Kuhl - Shannon Kuhl is the Chief Legal Officer and Chief Risk Officer of both First Financial Bancorp and First Financial Bank. She has held the position of Chief Risk Officer since November 2017 and the position of Chief Legal Officer since November 2013. From September 2016 through October 2017, she also served as Chief Compliance Officer. She served as Chief Bank Counsel from August 2013 until November 2013. Ms. Kuhl served as Associate General Counsel from her hire in 2006 until August 2013.

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

Bradley J. Ringwald - Brad Ringwald is the President of Community Banking, a position he has held since September 2016. He oversees the bank’s development efforts for Commercial, Mortgage, and Wealth Management teams and works closely with local market leadership. He previously served as the President of Corporate and Specialty Banking of First Financial Bank from February 2016 to September 2016.  Mr. Ringwald also served as the President of Specialty Banking from July 2014 until February 2016, the President of Corporate Banking from September 2013 until July 2014, the Commercial and Industrial Lending Product Manager from July 2011 to September 2013, and the Senior Vice President of Commercial and Industrial Lending from February 2010 to July 2011.  Mr. Ringwald first joined First Financial in 2006.  Mr. Ringwald has over 20 years of commercial banking experience and is a certified public accountant (inactive).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends
First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2017 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 23, 2018, our common shares were held by approximately 2,281 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2017, a total of 11,800 stock options and 468,372 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 18 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2017 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2017 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	11,800	$11.64	2,154,251
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. Amended and Restated 2012 Stock Plan.  The Amended and Restated 2012 Plan includes provisions regarding adjustments to the number of securities available for future issuance under the Amended and Restated 2012 Plan in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Amended and Restated 2012 Plan permits the Board of Directors or the Compensation Committee of the board to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors or the Compensation Committee, as the case may be, determine to be appropriate in its sole discretion.  All of the securities reported in column (c) are available under the Amended and Restated 2012 Plan.

N/A - Not applicable.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2017 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
November 1 to November 30, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
December 1 to December 31, 2017
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	4,909	28.02	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	4,909	$28.02	N/A

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s 1999 Stock Incentive Plan for Officers and Employees, Amended and Restated 2009 Non-Employee Director Stock Plan, 2012 Stock Plan, and Amended and Restated 2012 Stock Plan (collectively referred to hereafter as the Stock Plans).  The table shows the number of shares purchased pursuant to the Stock Plans and the average price paid per share.  Under the Stock Plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

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

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2017 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2017 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 15 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2017 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2017 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2017 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report On Internal Control Over Financial Reporting and the Report Of Independent Registered Public Accounting Firm included in First Financial’s 2017 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls
First Financial maintains a system of internal controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that First Financial’s financial records can be relied upon for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition that could have a material effect on the financial statements.  There were no changes in First Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting during the year ended December 31, 2017.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” and “Shareholder Nominations for Election to the Board” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 22, 2018, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who own more than 10 percent of a registered class of First Financial’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish First Financial with copies of all Forms 3, 4 and 5 they file.
Based solely on a review of the copies of these forms received by First Financial and written representations from certain reporting persons that they were not required to file a Form 5 for the specified fiscal year, First Financial believes that all of its officers, directors and greater than 10 percent shareholders complied with all filing requirements applicable to them with respect to transactions completed in 2017, except that Ms. Finnerty filed a late Form 4 on February 2, 2018 reporting one transaction from April 2011.

As of December 31, 2017, there have been no material changes to the procedures by which shareholders may recommend nominees to the First Financial Board of Directors.

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

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2017 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

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

Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2016 Annual Report

Consolidated Balance Sheets as of December 31, 2017 and 2016 - Incorporated by reference from First Financial’s 2017 Annual Report

Consolidated Statements of Income for years ended December 31, 2017, 2016, and 2015 - Incorporated by reference from First Financial’s 2017 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2017, 2016, and 2015 - Incorporated by reference from First Financial’s 2017 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015 - Incorporated by reference from First Financial’s 2017 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2017, 2016, and 2015 - Incorporated by reference from First Financial’s 2017 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2017 Annual Report

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

2.5
Agreement and Plan of Merger By and between First Financial Bancorp. and MainSource Financial Group, Inc. dated as of July 25, 2017 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference)(certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as exhibit 3.2 to the Form S-3 on July 31, 2014 and incorporated hereby by reference)(File No. 333-197771).

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

10.2
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (filed as Exhibit A to the Registrant's Proxy Statement filed on March 22, 1999, and incorporated herein by reference) (File No. 000-12379).*

10.3
Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.4
Form of Agreement for Restricted Stock Awards for 2009 Awards under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.3 for the Form 10-Q filed for the quarter ended September 30, 2009 and incorporated herein by reference) (File No. 000-12379).*

10.5
First Financial Bancorp. Director Fee Stock Plan amended and restated effective April 20, 2004 (filed as Exhibit 10.12 to the Form10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.6	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.7	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.8
First Financial Bancorp. Amended and Restated Deferred Compensation Plan (filed as Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*

10.9
Employment and Non-Competition Agreement between C. Douglas Lefferson and First Financial Bancorp. dated December 31, 2010 (filed as Exhibit 10.2 to First Financial Bancorp’s Form 8-K filed on January 3, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.10
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. dated December 30, 2011 (filed as Exhibit 10.1 to First Financial Bancorp’s Form 8-K filed on January 5, 2012 and incorporated herein by reference) (File No. 001-34762).*

10.11
First Financial Bancorp. Key Executive Short-Term Incentive Plan (filed as Appendix C to the Definitive Proxy Statement filed on April 19, 2011 and incorporated herein by reference) (File No. 001-34762).*

10.12	Terms of First Financial Bancorp. Short Term Incentive Plan (incorporated by reference to the Form 8-K filed on March 9, 2017) (File No. 001-34762).*
10.13
First Financial Bancorp. Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015 (originally established in 2011)(filed as Exhibit 10.1 to the Form 8-K on May 25, 2016 and incorporated herein by reference) (File No. 001-34762).*

10.14
Agreement for Stock Award pursuant to the 2011 Key Executive Incentive Plan between First Financial Bancorp. and Claude E. Davis (filed as exhibit 10.1 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.15
Form of Agreement for Stock Award pursuant to the Key Executive Incentive Plan between First Financial Bancorp. (3-year holding period) (filed as Exhibit 10.21 to First Financial Bancorp’s Annual Report for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.16	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.17
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends)(filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)(File No. 001-34762).*

10.18
Form of Agreement for 2014 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.19
Form of Agreement for 2015 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.20
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.21
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.22
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.23
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.24
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (Directors, 1-year vest/accrual of dividends) ) (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.25
First Financial Bancorp. Amended and Restated Key Management Severance Plan effective January 1, 2013 (as approved November 28, 2012) (filed as exhibit 10.2 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.26
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.27
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

10.28
Severance and Change in Control Agreement between First Financial Bancorp. and John M. Gavigan, Chief Financial Officer dated March 13, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on March 16, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.29
Employment and Non-Competition Agreement between First Financial Bank and Richard S. Dennen, President of Oak Street Funding, LLC dated July 23, 2015 (filed as exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.30	First Financial Bancorp Amended and Restated 2012 Stock Plan (filed as Exhibit A to the Definitive Proxy Statement filed on April 13, 2017 and incorporated herein by reference) (File No. 001-34762).*
10.31
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (Directors, 1-year vest/accrual of dividends) (filed as Exhibit 10.2 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.32
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends) (filed as Exhibit 10.3 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.33
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) (filed as Exhibit 10.4 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.34
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Franchise Capital Corporation, 3-year vesting/accrual of dividends) (filed as Exhibit 10.5 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.35
Form of Agreement for Stock Awards under the Key Executive Short Term Incentive Plan and the First Financial Bancorp. Amended and Restated 2012 Stock Plan (immediate vest, 1-year holding) (filed as Exhibit 10.8 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.36	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank) 3-year vesting/accrual of dividends).*
10.37	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends).*
10.38
Employment and Non-Competition Agreement between Archie M. Brown, Jr. and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.39
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.40
Severance and Change in Control Agreement between John M. Gavigan and First Financial Bank dated September 22, 2017 (filed as exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 22, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.41
Severance and Change in Control Agreement between James M. Anderson and First Financial Bank dated September 18, 2017 (filed as exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 22, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.42
Amended and Restated Employment Agreement and Non-Competition Agreement between First inancial Bank and Anthony M. Stollings dated October 13, 2017 (filed as exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2017 and incorporated herein by reference) (File No. 001-34762).*

13	Registrant’s annual report to shareholders for the year ended December 31, 2017.
14.1	First Financial Bancorp. Code of Conduct, as approved October 27, 2017.
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
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Claude E. Davis
Claude E. Davis, Director
Chief Executive Officer

Date	2/26/2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Claude E. Davis		/s/ John M. Gavigan
Claude E. Davis, Director		John M. Gavigan, Senior Vice President and Chief Financial Officer
Chief Executive Officer

Date	2/26/2018	Date	2/26/2018

/s/ Murph Knapke		/s/ Scott Crawley
Murph Knapke, Director		Scott T. Crawley, First Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/26/2018	Date	2/26/2018

/s/ J. Wickliffe Ach		/s/ David S. Barker
J. Wickliffe Ach, Director		David S. Barker, Director

Date	2/26/2018	Date	2/26/2018

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/26/2018	Date	2/26/2018

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/26/2018	Date	2/26/2018

/s/ Jeffrey D. Meyer		/s/ John T. Neighbours
Jeffrey D. Meyer, Director		John T. Neighbours, Director

Date	2/26/2018	Date	2/26/2018

/s/ Richard E. Olszewski		/s/ Maribeth S. Rahe
Richard E. Olszewski, Director		Maribeth S. Rahe, Director

Date	2/26/2018	Date	2/26/2018