Form 10-Q
period 2018-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2018-05-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/4/2018
Common stock, No par value	97,810,841

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

the Act	Private Securities Litigation Reform Act	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated other comprehensive income	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ATM	Automated teller machine	FRB	Federal Reserve Bank
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	IRLC	Interest Rate Lock Commitment
Bp/bps	Basis point(s)	MainSource	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & Industrial	NII	Net interest income
CRE	Commercial Real Estate	Oak Street	Oak Street Holdings Corporation
Company	First Financial Bancorp.	OREO	Other real estate owned
ERM	Enterprise Risk Management	SEC	United States Securities and Exchange Commission
EVE	Economic value of equity	TDR	Troubled debt restructuring
Fair Value Topic	FASB ASC Topic 825, Financial Instruments

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$116,581	$150,650
Interest-bearing deposits with other banks	10,200	33,974
Investment securities available-for-sale, at fair value (amortized cost $1,370,844 at March 31, 2018 and $1,348,227 at December 31, 2017)	1,359,381	1,349,408
Investment securities held-to-maturity (fair value $623,967 at March 31, 2018 and $653,101 at December 31, 2017)	633,722	654,008
Other investments	53,070	53,140
Loans held for sale	8,048	11,502
Loans and leases
Commercial & industrial	1,943,741	1,912,743
Lease financing	81,617	89,347
Construction real estate	494,665	467,730
Commercial real estate	2,544,051	2,490,091
Residential real estate	468,584	471,391
Home equity	483,643	493,604
Installment	39,248	41,586
Credit card	46,472	46,691
Total loans and leases	6,102,021	6,013,183
Less: Allowance for loan and lease losses	54,380	54,021
Net loans and leases	6,047,641	5,959,162
Premises and equipment	127,046	125,036
Goodwill and other intangibles	209,053	209,379
Accrued interest and other assets	333,687	350,664
Total assets	$8,898,429	$8,896,923

Liabilities
Deposits
Interest-bearing demand	$1,442,399	$1,453,463
Savings	2,450,196	2,462,420
Time	1,545,273	1,317,105
Total interest-bearing deposits	5,437,868	5,232,988
Noninterest-bearing	1,572,636	1,662,058
Total deposits	7,010,504	6,895,046
Federal funds purchased and securities sold under agreements to repurchase	56,732	72,265
Federal Home Loan Bank short-term borrowings	601,600	742,300
Total short-term borrowings	658,332	814,565
Long-term debt	169,695	119,654
Total borrowed funds	828,027	934,219
Accrued interest and other liabilities	119,913	136,994
Total liabilities	7,958,444	7,966,259

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 68,730,731 shares in 2018 and 2017	571,457	573,109
Retained earnings	515,498	491,847
Accumulated other comprehensive loss	(34,683)	(20,390)
Treasury stock, at cost, 6,516,908 shares in 2018 and 6,661,644 shares in 2017	(112,287)	(113,902)
Total shareholders' equity	939,985	930,664
Total liabilities and shareholders' equity	$8,898,429	$8,896,923

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Interest income
Loans, including fees	$74,920	$66,868
Investment securities
Taxable	13,670	11,608
Tax-exempt	1,657	1,353
Total interest on investment securities	15,327	12,961
Other earning assets	107	(1,001)
Total interest income	90,354	78,828
Interest expense
Deposits	10,298	6,925
Short-term borrowings	2,663	1,432
Long-term borrowings	1,581	1,539
Total interest expense	14,542	9,896
Net interest income	75,812	68,932
Provision for loan and lease losses	2,303	367
Net interest income after provision for loan and lease losses	73,509	68,565
Noninterest income
Service charges on deposit accounts	5,039	4,644
Trust and wealth management fees	3,954	3,747
Bankcard income	3,394	3,135
Client derivative fees	1,757	1,103
Net gains from sales of loans	588	1,216
Net gains (losses) on sales of investment securities	0	516
Other	2,206	3,003
Total noninterest income	16,938	17,364
Noninterest expenses
Salaries and employee benefits	31,102	31,750
Net occupancy	4,497	4,515
Furniture and equipment	2,040	2,177
Data processing	3,672	3,298
Marketing	801	510
Communication	459	447
Professional services	2,198	1,758
State intangible tax	765	721
FDIC assessments	894	932
Loss (gain) - other real estate owned	77	24
Other	5,783	4,913
Total noninterest expenses	52,288	51,045
Income before income taxes	38,159	34,884
Income tax expense	7,653	10,470
Net income	$30,506	$24,414
Net earnings per common share - basic	$0.49	$0.40
Net earnings per common share - diluted	$0.49	$0.39
Cash dividends declared per share	$0.19	$0.17
Average common shares outstanding - basic	61,654,686	61,398,414
Average common shares outstanding - diluted	62,180,744	62,140,384

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$30,506	$24,414
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period	(9,830)	1,487
Change in retirement obligation	323	189
Unrealized gain (loss) on derivatives	156	128
Other comprehensive income (loss)	(9,351)	1,804
Comprehensive income	$21,155	$26,218

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			24,414				24,414
Other comprehensive income (loss)				1,804			1,804
Cash dividends declared:
Common stock at $0.17 per share			(10,529)				(10,529)
Warrant exercises		(25)			1,484	25	0
Exercise of stock options, net of shares purchased		(377)			34,037	574	197
Restricted stock awards, net of forfeitures		(3,556)			119,212	1,024	(2,532)
Share-based compensation expense		1,487					1,487
Balance at March 31, 2017	68,730,731	$567,911	$451,073	$(26,639)	(6,596,446)	$(112,280)	$880,065
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Net income			30,506				30,506
Reclassification of certain tax effects from AOCI to retained earnings			4,942	(4,942)			0
Other comprehensive income (loss)				(9,351)			(9,351)
Cash dividends declared:
Common stock at $0.19 per share			(11,797)				(11,797)
Warrant Exercises		(24)			1,428	24	0
Exercise of stock options, net of shares purchased		(65)			11,800	202	137
Restricted stock awards, net of forfeitures		(3,517)			131,508	1,389	(2,128)
Share-based compensation expense		1,954					1,954
Balance at March 31, 2018	68,730,731	$571,457	$515,498	$(34,683)	(6,516,908)	$(112,287)	$939,985

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operating activities
Net income	$30,506	$24,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,303	367
Depreciation and amortization	3,076	3,260
Stock-based compensation expense	1,954	1,487
Pension expense (income)	(156)	(319)
Net amortization (accretion) on investment securities	2,801	2,176
Net (gains) losses on sales of investment securities	0	(516)
Originations of loans held for sale	(22,383)	(32,085)
Net gains from sales of loans held for sale	(588)	(1,216)
Proceeds from sales of loans held for sale	24,542	38,633
Deferred income taxes	(1,736)	75
Decrease (increase) cash surrender value of life insurance	786	(448)
Decrease (increase) in interest receivable	(1,687)	(1,735)
Decrease (increase) in indemnification asset	1,900	1,244
(Decrease) increase in interest payable	(1,013)	(1,424)
Decrease (increase) in other assets	15,414	957
(Decrease) increase in other liabilities	(3,391)	(3,082)
Net cash provided by (used in) operating activities	52,328	31,788

Investing activities
Proceeds from sales of securities available-for-sale	0	22,239
Proceeds from calls, paydowns and maturities of securities available-for-sale	52,252	49,418
Purchases of securities available-for-sale	(77,037)	(219,761)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	19,718	38,497
Purchases of securities held-to-maturity	0	(14,441)
Net decrease (increase) in interest-bearing deposits with other banks	23,774	43,392
Net decrease (increase) in loans and leases	(89,526)	1,257
Proceeds from disposal of other real estate owned	2,222	1,162
Purchases of premises and equipment	(4,979)	(3,066)
Net cash provided by (used in) investing activities	(73,576)	(81,303)

Financing activities
Net (decrease) increase in total deposits	115,458	4,088
Net (decrease) increase in short-term borrowings	(156,233)	51,272
Proceeds from FHLB borrowings	50,000	0
Cash dividends paid on common stock	(22,183)	(9,811)
Proceeds from exercise of stock options	137	282
Net cash provided by (used in) financing activities	(12,821)	45,831

Cash and due from banks
Change in cash and due from banks	(34,069)	(3,684)
Cash and due from banks at beginning of period	150,650	121,598
Cash and due from banks at end of period	$116,581	$117,914

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a financial holding company principally serving Ohio, Indiana and Kentucky, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and serve to update the Form 10-K for the year ended December 31, 2017.  These interim financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and it is suggested that these interim statements be read in conjunction with the Form 10-K.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements in the Company’s 2017 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the revised standard, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities, such as sales of property, plant, and equipment; real estate; or intangible assets. The ASU also requires significantly expanded disclosures about revenue recognition. For further detail, see Note 13 – Revenue Recognition.

In January 2016, the FASB issued an update (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income. This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. This update also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements. In accordance with the guidance, the Company measured the fair value of its financial instruments as of March 31, 2018 using an exit price notion. For further detail, see Note 15 – Fair Value Disclosures.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given operating leases outstanding as of March 31, 2018, First Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments) which significantly changes how entities are required to measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This update will replace the current incurred loss approach for estimating credit losses with an expected loss model for instruments measured at amortized cost, including loans and leases. Expected credit losses are required to be based on amortized cost and reflect losses expected over the remaining contractual life of the asset. Management is expected to consider any available information relevant to assessing the collectibility of contractual cash flows, such as information about past events, current conditions, voluntary prepayments and reasonable and supportable forecasts, when developing expected credit loss estimates.

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

The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities for interim and annual reporting periods beginning after December 15, 2018. First Financial has formed an internal committee that is currently evaluating the impact of this update on its Consolidated Financial Statements.

In August 2016, the FASB issued an update (ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments) which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice. The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued an update (ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from goodwill impairment testing. This update requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with any loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, the update requires consideration of the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable, and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. First Financial early adopted the provisions set forth in this update in 2017. Adoption of this update did not have a material impact on First Financial's Consolidated Financial Statements.

In March 2017, the FASB issued an update (ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost) which requires disaggregation of the service cost component from the other components of net benefit cost. This update also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued an update (ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities) which amends the amortization period for certain purchased callable debt securities held at a premium and shortens the amortization period for the premium to the earliest call date rather than as an adjustment of yield over the contractual life of the instrument. This update more closely aligns the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, as in most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest in an attempt to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The guidance in this ASU will become effective for reporting periods, beginning after December 15, 2018, with early adoption permitted. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.

In May 2017, the FASB issued an update (ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting), which provides clarity and reduces the diversity in practice, cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 clarifying that an entity will not apply modification accounting to a share-based payment award if the award's fair value (or calculated value or intrinsic value), vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements.

In August 2017, the FASB issued an update (ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities) to better align financial reporting for hedging activities with the economic objectives of those activities. This update aligns certain aspects of hedge documentation, effectiveness assessments, accounting and disclosures, and expands permissible hedge strategies as of the date of adoption. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a modified retrospective transition method with recognition of the cumulative effect of the change on the opening balance of each affected component of equity. Amended disclosures will be required prospectively. First Financial is currently evaluating the impact of this update on its Consolidated Financial Statements.
In February 2018, the FASB issued an update (ASU 2018-02, Income statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminated the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not effected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. First Financial early adopted the provisions set forth in this update in the first quarter of 2018, and as a result, reclassified $4.9 million from accumulated other comprehensive income to retained earnings. There were no other income tax effects related to the Act that were reclassified as a result of the adoption of the accounting standard.
NOTE 3:  INVESTMENTS

For the three months ended March 31, 2018, there were no sales of available-for-sale securities. For the three months ended March 31, 2017, proceeds on the sale of $22.2 million of available-for-sale securities resulted in gains of $0.5 million.

The following is a summary of held-to-maturity and available-for-sale investment securities as of March 31, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(2)	$96
Securities of U.S. government agencies and corporations	10,627	0	(188)	10,439	25,689	244	(193)	25,740
Mortgage-backed securities - residential	155,208	1,225	(2,817)	153,616	288,757	375	(6,689)	282,443
Mortgage-backed securities - commercial	251,253	228	(5,348)	246,133	153,770	47	(2,875)	150,942
Collateralized mortgage obligations	135,143	86	(2,798)	132,431	305,496	558	(4,791)	301,263
Obligations of state and other political subdivisions	81,491	829	(972)	81,348	121,813	1,307	(1,696)	121,424
Asset-backed securities	0	0	0	0	391,943	1,351	(782)	392,512
Other securities	0	0	0	0	83,278	2,027	(344)	84,961
Total	$633,722	$2,368	$(12,123)	$623,967	$1,370,844	$5,909	$(17,372)	$1,359,381

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	11,168	0	(76)	11,092	15,695	220	0	15,915
Mortgage-backed securities - residential	162,093	2,042	(1,535)	162,600	290,793	849	(2,599)	289,043
Mortgage-backed securities - commercial	255,027	1,372	(3,000)	253,399	150,356	164	(1,417)	149,103
Collateralized mortgage obligations	143,545	354	(1,602)	142,297	306,095	1,158	(1,861)	305,392
Obligations of state and other political subdivisions	82,175	1,804	(266)	83,713	124,269	2,162	(676)	125,755
Asset-backed securities	0	0	0	0	377,655	1,628	(306)	378,977
Other securities	0	0	0	0	83,266	2,147	(287)	85,126
Total	$654,008	$5,572	$(6,479)	$653,101	$1,348,227	$8,328	$(7,147)	$1,349,408

The following table provides a summary of investment securities by contractual maturity as of March 31, 2018, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$165	$165	$2,296	$2,292
Due after one year through five years	4,277	4,279	37,023	36,960
Due after five years through ten years	2,499	2,632	82,431	83,521
Due after ten years	85,177	84,711	109,128	109,448
Mortgage-backed securities - residential	155,208	153,616	288,757	282,443
Mortgage-backed securities - commercial	251,253	246,133	153,770	150,942
Collateralized mortgage obligations	135,143	132,431	305,496	301,263
Asset-backed securities	0	0	391,943	392,512
Total	$633,722	$623,967	$1,370,844	$1,359,381

Gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2018 or December 31, 2017.

As of March 31, 2018, the Company's investment securities portfolio consisted of 774 securities, of which 359 were in an unrealized loss position. As of December 31, 2017, the Company's investment securities portfolio consisted of 775 securities, of which 237 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$96	$(2)	$0	$0	$96	$(2)
Securities of U.S. Government agencies and corporations	26,347	(381)	0	0	26,347	(381)
Mortgage-backed securities - residential	252,396	(3,712)	123,671	(5,794)	376,067	(9,506)
Mortgage-backed securities - commercial	233,201	(4,185)	75,822	(4,038)	309,023	(8,223)
Collateralized mortgage obligations	274,159	(3,915)	96,641	(3,674)	370,800	(7,589)
Obligations of state and other political subdivisions	98,207	(1,879)	21,420	(789)	119,627	(2,668)
Asset-backed securities	89,530	(613)	23,113	(169)	112,643	(782)
Other securities	4,616	(29)	7,100	(315)	11,716	(344)
Total	$978,552	$(14,716)	$347,767	$(14,779)	$1,326,319	$(29,495)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	11,092	(76)	0	0	11,092	(76)
Mortgage-backed securities - residential	175,183	(1,109)	108,782	(3,025)	283,965	(4,134)
Mortgage-backed securities - commercial	132,818	(1,713)	72,139	(2,704)	204,957	(4,417)
Collateralized mortgage obligations	164,909	(1,138)	101,436	(2,325)	266,345	(3,463)
Obligations of state and other political subdivisions	38,450	(507)	21,639	(435)	60,089	(942)
Asset-backed securities	44,941	(200)	24,396	(106)	69,337	(306)
Other securities	2,605	(1)	7,124	(286)	9,729	(287)
Total	$570,095	$(4,745)	$335,516	$(8,881)	$905,611	$(13,626)

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

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana and Kentucky). First Financial also offers two nationwide lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans accounts primarily to insurance agents and brokers that are secured by commissions and cash collateral.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$1,911,912	$482,679	$2,502,882	$80,489	$4,977,962
Special Mention	5,228	11,947	6,422	0	23,597
Substandard	26,601	39	34,747	1,128	62,515
Doubtful	0	0	0	0	0
Total	$1,943,741	$494,665	$2,544,051	$81,617	$5,064,074

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$461,409	$479,470	$38,942	$46,472	$1,026,293
Nonperforming	7,175	4,173	306	0	11,654
Total	$468,584	$483,643	$39,248	$46,472	$1,037,947

	As of December 31, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$1,882,464	$467,687	$2,446,999	$88,078	$4,885,228
Special Mention	6,226	0	4,436	0	10,662
Substandard	24,053	43	38,656	1,269	64,021
Doubtful	0	0	0	0	0
Total	$1,912,743	$467,730	$2,490,091	$89,347	$4,959,911

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$463,459	$489,148	$41,331	$46,691	$1,040,629
Nonperforming	7,932	4,456	255	0	12,643
Total	$471,391	$493,604	$41,586	$46,691	$1,053,272

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,399	$4,857	$1,323	$7,579	$1,933,461	$1,941,040	$2,701	$1,943,741	$0
Lease financing	943	0	0	943	80,674	81,617	0	81,617	0
Construction real estate	0	0	0	0	494,389	494,389	276	494,665	0
Commercial real estate	236	3,317	12,255	15,808	2,475,106	2,490,914	53,137	2,544,051	0
Residential real estate	497	341	1,359	2,197	427,689	429,886	38,698	468,584	0
Home equity	1,395	508	2,000	3,903	476,446	480,349	3,294	483,643	0
Installment	284	74	271	629	38,018	38,647	601	39,248	0
Credit card	459	228	529	1,216	45,256	46,472	0	46,472	529
Total	$5,213	$9,325	$17,737	$32,275	$5,971,039	$6,003,314	$98,707	$6,102,021	$529

	As of December 31, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$755	$1,657	$5,078	$7,490	$1,901,821	$1,909,311	$3,432	$1,912,743	$0
Lease financing	485	0	0	485	88,862	89,347	0	89,347	0
Construction real estate	234	0	0	234	467,216	467,450	280	467,730	0
Commercial real estate	1,716	201	8,777	10,694	2,419,969	2,430,663	59,428	2,490,091	0
Residential real estate	526	811	1,992	3,329	430,500	433,829	37,562	471,391	0
Home equity	2,716	394	1,753	4,863	485,127	489,990	3,614	493,604	0
Installment	179	29	205	413	40,529	40,942	644	41,586	0
Credit card	285	87	62	434	46,257	46,691	0	46,691	62
Total	$6,896	$3,179	$17,867	$27,942	$5,880,281	$5,908,223	$104,960	$6,013,183	$62

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

First Financial had 204 TDRs totaling $21.0 million at March 31, 2018, including $14.9 million on accrual status and $6.0 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $2.0 million related to TDRs at March 31, 2018. For the three months ended March 31, 2018, First Financial charged off $0.1 million for the portion of TDRs determined to be uncollectible. Additionally, as of March 31, 2018, approximately $13.3 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 214 TDRs totaling $23.9 million at December 31, 2017, including $17.5 million of loans on accrual status and $6.4 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2017, the ALLL included reserves of $1.3 million related to TDRs, and $17.2 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	4	$928	$913	2	$3,502	$3,441
Construction real estate	0	0	0	0	0	0
Commercial real estate	2	72	72	0	0	0
Residential real estate	2	93	93	0	0	0
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	8	$1,093	$1,078	2	$3,502	$3,441

The following table provides information on how TDRs were modified during the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Extended maturities	$888	$674
Adjusted interest rates	52	2,767
Combination of rate and maturity changes	0	0
Forbearance	0	0
Other (1)	138	0
Total	$1,078	$3,441
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

There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three months ended March 31, 2018 or March 31, 2017.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$6,275	$5,229
Lease financing	0	82
Construction real estate	26	29
Commercial real estate	16,878	10,616
Residential real estate	3,324	4,140
Home equity	3,484	3,743
Installment	296	243
Nonaccrual loans	30,283	24,082
Accruing troubled debt restructurings	14,943	17,545
Total impaired loans	$45,226	$41,627
(1) Nonaccrual loans include nonaccrual TDRs of $6.0 million and $6.4 million as of March 31, 2018 and December 31, 2017, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$802	$816
Interest included in income
Nonaccrual loans	80	142
Troubled debt restructurings	124	226
Total interest included in income	204	368
Net impact on interest income	$598	$448

First Financial individually reviews all impaired commercial loan relationships, as well as consumer loan TDRs, greater than $250,000, to determine if a specific allowance is necessary based on the borrower’s overall financial condition, payment record, support from guarantors and the realizable value of any collateral. Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of March 31, 2018			As of December 31, 2017
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$8,571	$8,777	$0	$7,162	$8,460	$0
Lease financing	0	0	0	82	82	0
Construction real estate	26	58	0	29	60	0
Commercial real estate	24,377	28,871	0	18,423	20,837	0
Residential real estate	6,130	7,282	0	6,876	8,145	0
Home equity	4,072	4,884	0	4,356	5,399	0
Installment	306	469	0	255	422	0
Total	43,482	50,341	0	37,183	43,405	0

Loans with an allowance recorded
Commercial & industrial	239	317	100	169	169	169
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	359	359	26	3,119	3,120	448
Residential real estate	1,045	1,045	160	1,056	1,063	160
Home equity	101	101	2	100	100	2
Installment	0	0	0	0	0	0
Total	1,744	1,822	288	4,444	4,452	779

Total
Commercial & industrial	8,810	9,094	100	7,331	8,629	169
Lease financing	0	0	0	82	82	0
Construction real estate	26	58	0	29	60	0
Commercial real estate	24,736	29,230	26	21,542	23,957	448
Residential real estate	7,175	8,327	160	7,932	9,208	160
Home equity	4,173	4,985	2	4,456	5,499	2
Installment	306	469	0	255	422	0
Total	$45,226	$52,163	$288	$41,627	$47,857	$779

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	March 31, 2018		March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$7,867	$26	$15,607	$109
Lease financing	41	0	149	1
Construction real estate	28	1	538	0
Commercial real estate	21,400	99	19,939	160
Residential real estate	6,503	47	8,033	46
Home equity	4,214	20	4,111	24
Installment	281	0	413	2
Total	40,334	193	48,790	342

Loans with an allowance recorded
Commercial & industrial	204	0	1,094	13
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,739	3	4,374	5
Residential real estate	1,051	7	1,185	7
Home equity	101	1	101	1
Installment	0	0	0	0
Total	3,095	11	6,754	26

Total
Commercial & industrial	8,071	26	16,701	122
Lease financing	41	0	149	1
Construction real estate	28	1	538	0
Commercial real estate	23,139	102	24,313	165
Residential real estate	7,554	54	9,218	53
Home equity	4,315	21	4,212	25
Installment	281	0	413	2
Total	$43,429	$204	$55,544	$368

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$2,781	$6,284
Additions
Commercial & industrial	170	122
Residential real estate	459	165
Total additions	629	287
Disposals
Commercial & industrial	(2,104)	(925)
Residential real estate	(118)	(237)
Total disposals	(2,222)	(1,162)
Valuation adjustment
Commercial & industrial	(97)	(46)
Residential real estate	(26)	(63)
Total valuation adjustment	(123)	(109)
Balance at end of period	$1,065	$5,300

FDIC indemnification asset. The FDIC indemnification asset results from the loss sharing agreements entered into in conjunction with First Financial's FDIC-assisted transactions, and represents expected reimbursements from the FDIC for losses on covered assets.

In the first quarter of 2018, First Financial received a settlement payment from the FDIC finalizing the termination of its loss sharing agreements. Therefore, First Financial had no FDIC indemnification asset balance as of March 31, 2018. All future recoveries, gains, losses and expenses related to assets previously covered under loss sharing agreements will be fully recognized by First Financial. As of December 31, 2017, the FDIC indemnification asset balance was $1.9 million.

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

Changes in the allowance for loan and lease losses by loan category were as follows:

	Three months ended March 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	889	(49)	690	815	114	(294)	(49)	187	2,303
Loans charged off	(885)	0	0	(2,176)	(96)	(242)	(16)	(254)	(3,669)
Recoveries	436	0	0	752	26	429	48	34	1,725
Total net charge-offs	(449)	0	0	(1,424)	(70)	187	32	(220)	(1,944)
Ending allowance for loan and lease losses	$18,038	$626	$4,267	$20,321	$4,727	$4,828	$290	$1,283	$54,380

	As of March 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$100	$0	$0	$26	$160	$2	$0	$0	$288
Collectively evaluated for impairment	17,938	626	4,267	20,295	4,567	4,826	290	1,283	54,092
Ending allowance for loan and lease losses	$18,038	$626	$4,267	$20,321	$4,727	$4,828	$290	$1,283	$54,380

Loans
Individually evaluated for impairment	$8,810	$0	$26	$24,736	$7,175	$4,173	$306	$0	$45,226
Collectively evaluated for impairment	1,934,931	81,617	494,639	2,519,315	461,409	479,470	38,942	46,472	6,056,795
Total loans	$1,943,741	$81,617	$494,665	$2,544,051	$468,584	$483,643	$39,248	$46,472	$6,102,021

	Three months ended March 31, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	(596)	(100)	325	(2,566)	2,329	805	9	161	367
Loans charged off	(1,743)	0	0	(485)	(61)	(180)	(49)	(232)	(2,750)
Recoveries	262	0	0	256	9	106	71	44	748
Total net charge-offs	(1,481)	0	0	(229)	(52)	(74)	22	(188)	(2,002)
Ending allowance for loan and lease losses	$17,148	$616	$3,607	$23,745	$5,485	$3,774	$419	$1,532	$56,326

	As of December 31, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$169	$0	$0	$448	$160	$2	$0	$0	$779
Collectively evaluated for impairment	17,429	675	3,577	20,482	4,523	4,933	307	1,316	53,242
Ending allowance for loan and lease losses	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021

Loans
Individually evaluated for impairment	$7,331	$82	$29	$21,542	$7,932	$4,456	$255	$0	$41,627
Collectively evaluated for impairment	1,905,412	89,265	467,701	2,468,549	463,459	489,148	41,331	46,691	5,971,556
Total loans	$1,912,743	$89,347	$467,730	$2,490,091	$471,391	$493,604	$41,586	$46,691	$6,013,183

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. First Financial had goodwill of $204.1 million as of March 31, 2018 and December 31, 2017, respectively, and recorded no additional goodwill during 2018 or 2017.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2017 and no impairment was indicated.  As of March 31, 2018, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of March 31, 2018 and December 31, 2017, First Financial had $5.0 million and $5.3 million, respectively, of other intangible assets, which primarily consist of core deposit intangibles and are included in Goodwill and other intangibles in the Consolidated Balance Sheets.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. Core deposit intangibles are recorded at fair value on the date of acquisition and are then amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $3.1 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 3.6 years. Amortization expense recognized on intangible assets for the three months ended March 31, 2018 and 2017 was $0.3 million for each period.

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

First Financial had $601.6 million in short-term borrowings with the FHLB at March 31, 2018 and $742.3 million as of December 31, 2017. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2018 and December 31, 2017.

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

Long-term debt also includes $50.2 million and $0.2 million of FHLB long-term advances as of March 31, 2018 and December 31, 2017, respectively. The $50.0 million of additional FHLB long-term advance matures in 2020 with a fixed rate of 2.63%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

The following is a summary of First Financial's long-term debt:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$120,000	5.13%	$120,000	5.13%
Unamortized debt issuance costs	(1,318)	N/A	(1,362)	N/A
FHLB borrowings	50,238	2.63%	241	1.09%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$169,695	4.40%	$119,654	5.14%

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Reclass of Stranded Tax Effects	Ending Balance
Unrealized gain (loss) on investment securities	$(12,536)	$0	$(12,536)	$2,706	$(9,830)	$(182)	$(9,830)	$(39)	$(10,051)
Unrealized gain (loss) on derivatives	202	0	202	(46)	156	(577)	156	(124)	(545)
Retirement obligation	0	(419)	419	(96)	323	(19,631)	323	(4,779)	(24,087)
Total	$(12,334)	$(419)	$(11,915)	$2,564	$(9,351)	$(20,390)	$(9,351)	$(4,942)	$(34,683)

	Three months ended March 31, 2017
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax-effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$2,832	$516	$2,316	$(829)	$1,487	$(4,549)	$1,487	$(3,062)
Unrealized gain (loss) on derivatives	203	0	203	(75)	128	(1,091)	128	(963)
Retirement obligation	0	(335)	335	(146)	189	(22,803)	189	(22,614)
Total	$3,035	$181	$2,854	$(1,050)	$1,804	$(28,443)	$1,804	$(26,639)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2018 and 2017, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended
	March 31,
(Dollars in thousands)	2018	2017	Affected Line Item in the Consolidated Statements of Income
Realized gains and losses on securities available-for-sale	$0	$516	Net gains on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	103	Salaries and employee benefits
Recognized net actuarial loss (2)	(522)	(438)	Salaries and employee benefits
Defined benefit pension plan total	(419)	(335)
Total reclassifications for the period, before tax	$(419)	$181
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

At March 31, 2018, the Company had a total counterparty notional amount outstanding of $908.6 million, spread among fourteen counterparties, with an outstanding asset from these contracts of $10.4 million. At December 31, 2017, the Company had a total counterparty notional amount outstanding of $837.5 million, spread among thirteen counterparties, with an outstanding liability from these contracts of $1.3 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		March 31, 2018			December 31, 2017
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$908,216	$3,100	$(13,225)	$837,040	$7,153	$(5,529)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	908,216	13,225	(3,102)	837,040	5,529	(7,158)
Total		$1,816,432	$16,325	$(16,327)	$1,674,080	$12,682	$(12,687)

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

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$16,327	$24,475	$40,802	$12,687	$2,279	$14,966

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2018:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$908,216	5.8	$(10,125)	4.47%	3.80%
Pay fixed, matched interest rate swaps with counterparty	908,216	5.8	10,123	3.80%	4.47%
Total client derivatives	$1,816,432	5.8	$(2)	4.13%	4.13%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $95.6 million as of March 31, 2018 and $95.9 million as of December 31, 2017. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2018, the notional amount of the IRLCs was $13.0 million and the notional amount of forward commitments was $10.1 million. As of December 31, 2017, the notional amount of IRLCs was $12.3 million and the notional amount of forward commitments was $15.4 million. The fair value of these agreements was recorded on the Consolidated Balance Sheets in Accrued interest and other assets and was $0.1 million at both March 31, 2018 and December 31, 2017.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including standby letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of nonperformance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses inherent in letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.0 billion and $2.1 billion at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, loan commitments with a fixed interest rate totaled $75.6 million while commitments with variable interest rates totaled $2.0 billion. At December 31, 2017, loan commitments with a fixed interest rate totaled $44.3 million while commitments with variable interest rates totaled $2.0 billion. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $25.0 million and $25.3 million at March 31, 2018 and December 31, 2017, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the development, acquisition and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets. First Financial's affordable housing commitments totaled $33.2 million and $35.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company recognized tax credits of $1.1 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The Company recognized amortization expense which was included in income tax expense of $1.3 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2018 or December 31, 2017.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $2.9 million at March 31, 2018 and $3.0 million at December 31, 2017. The maximum exposure to loss related to these investments was $2.9 million at March 31, 2018 and $3.0 million at December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended March 31, 2018 and 2017, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2018. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2018 or December 31, 2017.

NOTE 11:  INCOME TAXES

For the first quarter 2018, income tax expense was $7.7 million, resulting in an effective tax rate of 20.1% compared with income tax expense of $10.5 million and an effective tax rate of 30.0% for the comparable period in 2017. ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, requires the recognition of the income tax effects of share-based awards through the income statement as a component of income tax expense. First Financial recorded a $0.4 million and $1.1 million tax benefit as a result of share awards vesting and exercised during the first quarters of 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. As a result, First Financial valued its deferred tax assets and liabilities as well as its investments in affordable housing projects utilizing a 21% federal rate during the first quarter of 2018 compared to a 35% rate in the first quarter of 2017.

At both March 31, 2018 and December 31, 2017, First Financial had $2.9 million of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes that, if recognized, would favorably affect the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by the Company. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2018 and December 31, 2017, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2014 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2014 through 2017 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2017 remain open to state and local examination in various jurisdictions.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2018, or the year ended December 31, 2017, and does not expect to make cash contributions to the plan through the remainder of 2018. As a result of the plan’s actuarial projections, First Financial recorded income of 0.2 million and 0.3 million for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Service cost	$1,295	$1,238
Interest cost	590	589
Expected return on assets	(2,460)	(2,481)
Amortization of prior service cost	(103)	(103)
Net actuarial loss	522	438
Net periodic benefit (income) cost	$(156)	$(319)

NOTE 13:  REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the guidance set forth in this update while prior period amounts continue to be reported in accordance with legacy GAAP. Adoption of this update did not result in a change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment to retained earnings was recorded.

The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of this guidance. The Company's services that fall within the scope of this ASU are presented within Noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, wealth management fees, bankcard income, investment brokerage fees and the sale of OREO.

Service charges on deposit accounts. The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's account balance.

Trust and wealth management fees. Trust and wealth management fees are primarily asset-based, but can also include flat fees based upon a specific service rendered, such as tax preparation services. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fees. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and wealth management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized as incurred.

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized, concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2018 was $5.4 million, which was partially offset by $2.0 million of expenses within Noninterest income.

Gains/losses on sale of OREO. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectibility of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant component is present.

Other. Other noninterest income consists of other recurring revenue streams such as transaction fees, safe deposit rental income, insurance commissions, merchant referral income and brokerage revenue. Transaction fees primarily include check printing sales commissions, collection fees, and wire transfer fees which arise from in-branch transactions. Safe deposit rental income arises from services charged to the customer on an annual basis and recognized upon receipt of payment. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by First Financial to the service provider. Revenue is recognized at the point in time when the transaction occurs. Brokerage revenue represents fees from investment brokerage services provided to customers by a third party provider. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are paid the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, investment brokerage fees are presented net of related costs.

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017
Numerator
Net income available to common shareholders	$30,506	$24,414

Denominator
Basic earnings per common share - weighted average shares	61,654,686	61,398,414
Effect of dilutive securities
Employee stock awards	464,254	674,589
Warrants	61,804	67,381
Diluted earnings per common share - adjusted weighted average shares	62,180,744	62,140,384

Earnings per share available to common shareholders
Basic	$0.49	$0.40
Diluted	$0.49	$0.39

Warrants to purchase 101,808 and 112,233 shares of the Company's common stock were outstanding as of March 31, 2018 and 2017, respectively. These warrants, each representing the right to purchase one share of common stock, no par value per share, have an exercise price of $12.11 and expire on December 23, 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2018 and March 31, 2017.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2018
Financial assets
Cash and short-term investments	$126,781	$126,781	$126,781	$0	$0
Investment securities held-to-maturity	633,722	623,967	0	623,967	0
Other investments	53,070	N/A	N/A	N/A	N/A
Loans held for sale	8,048	8,048	0	8,048	0
Loans and leases	6,047,641	6,098,950	0	0	6,098,950
Accrued interest receivable	25,842	25,842	0	8,232	17,610

Financial liabilities
Deposits	7,010,504	6,994,627	0	6,994,627	0
Short-term borrowings	658,332	658,332	658,332	0	0
Long-term debt	169,695	165,569	0	165,569	0
Accrued interest payable	4,091	4,091	375	3,716	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2017
Financial assets
Cash and short-term investments	$184,624	$184,624	$184,624	$0	$0
Investment securities held-to-maturity	654,008	653,101	0	653,101	0
Other investments	53,140	N/A	N/A	N/A	N/A
Loans held for sale	11,502	11,502	0	11,502	0
Loans and leases	5,959,162	6,006,656	0	0	6,006,656
Accrued interest receivable	24,496	24,496	0	8,265	16,231

Financial liabilities
Deposits	6,895,046	6,884,615	0	6,884,615	0
Short-term borrowings	814,565	814,565	814,565	0	0
Long-term debt	119,654	117,908	0	117,908	0
Accrued interest payable	5,104	5,104	204	4,900	0

N/A = Not applicable

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

The following methods, assumptions and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value on a recurring or nonrecurring basis.

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

Impaired loans. The fair value of impaired loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Impaired loans are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2018
Assets
Derivatives	$0	$16,416	$0	$16,416
Investment securities available-for-sale	2,982	1,356,399	0	1,359,381
Total	$2,982	$1,372,815	$0	$1,375,797

Liabilities
Derivatives	$0	$16,368	$0	$16,368

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2017
Assets
Derivatives	$0	$12,757	$0	$12,757
Investment securities available-for-sale	2,969	1,346,439	0	1,349,408
Total	$2,969	$1,359,196	$0	$1,362,165

Liabilities
Derivatives	$0	$12,755	$0	$12,755

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2018
Assets
Impaired loans	$0	$0	$472
OREO	0	0	215

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2017
Assets
Impaired loans	$0	$0	$2,671
OREO	0	0	1,086

NOTE 16:  BUSINESS COMBINATIONS

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.0 billion. The final fair values of assets and liabilities are not yet available.  As of March 31, 2018, MainSource had total assets of $4.6 billion, gross loans of $3.0 billion and total deposits of $3.4 billion.  The Company anticipates recording goodwill and core deposit intangibles with this acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

SUMMARY

First Financial is an $8.9 billion financial holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana and Kentucky through its subsidiaries.  These subsidiaries include the Bank, which is an Ohio-chartered commercial bank, operating 95 banking centers and 118 ATMs at March 31, 2018. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial and Private Banking, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.6 billion in assets under management as of March 31, 2018 and provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial’s goal is to develop a competitive advantage by utilizing a local market focus to provide a superior level of service and build long-term relationships with clients to help them reach greater levels of financial success. First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana and Kentucky through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint. Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.  First Financial's investment in non-metropolitan markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.0 billion. The final fair values of assets and liabilities are not yet available.  As of March 31, 2018, MainSource had total assets of $4.6 billion, gross loans of $3.0 billion and total deposits of $3.4 billion.  The Company anticipates recording goodwill and core deposit intangibles with this acquisition.  The merger positions the combined company to better serve the complementary geographies of Ohio, Indiana and Kentucky, and creates a higher performing bank with greater scale and capabilities.

OVERVIEW OF OPERATIONS

First quarter 2018 net income was $30.5 million and earnings per diluted common share were $0.49. This compares with first quarter 2017 net income of $24.4 million and earnings per diluted common share of $0.39.

Return on average assets for the first quarter 2018 was 1.40% compared to 1.18% for the same period in 2017 and return on average shareholders’ equity for the first quarter 2018 was 13.31% compared to 11.36% for the first quarter 2017.

A discussion of First Financial's results of operations for the three months ended March 31, 2018 follows.

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

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 21% marginal tax rate for 2018 and a 35% marginal tax rate for 2017. Net interest income is presented on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Net interest income	$75,812	$68,932
Tax equivalent adjustment	718	1,225
Net interest income - tax equivalent	$76,530	$70,157

Average earning assets	$8,087,848	$7,695,717

Net interest margin (1)	3.80%	3.63%
Net interest margin (fully tax equivalent) (1)	3.84%	3.70%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2018 was $75.8 million, and increased $6.9 million, or 10.0%, from first quarter 2017 net interest income of $68.9 million.  The increase in net interest income for the first quarter 2018 as compared to the same period in 2017 was primarily driven by an $11.5 million, or 14.6%, increase in interest income, which was partially offset by a $4.6 million, or 46.9%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the first quarter 2018 was $76.5 million compared to $70.2 million for the first quarter 2017.

Net interest margin on a fully tax equivalent basis increased 14 bps to 3.84% for the first quarter 2018 compared to 3.70% for the comparable quarter in 2017.  The increase in net interest margin was driven by higher earning asset yields, which more than offset fewer loan fees, a lower tax equivalent adjustment and higher funding costs resulting from rising rates and shifts in funding mix during the quarter.

Higher interest income resulted from an increase in average earning assets from $7.7 billion in the first quarter 2017 to $8.1 billion in the first quarter 2018, as well as an increase in the yield on earning assets over those same periods from 4.15% to 4.53%, respectively. The increase in average earning assets was due to an increase in average loan balances of $270.0 million, or 4.7%, in the first quarter 2018 compared to the first quarter 2017, due to strong organic loan growth. Average investment securities balances also increased $136.1 million, or 7.1% in the first quarter 2018 compared to the first quarter 2017. The yield on earning assets was impacted by higher interest earned on loans and investment securities, reflecting recent increases in interest rates and slower investment prepayment speeds.

Interest expense increased as a result of higher average interest-bearing deposit balances, as well as higher rates paid on deposits during the period. Average interest-bearing deposits increased $390.0 million, or 7.9%, from the first quarter 2017 as a result of strong deposit generation efforts in recent quarters. Rising interest rates and an increase in higher cost deposits in recent periods contributed to a 21 bp increase in deposit costs from 57 bps for the first quarter 2017 to 78 bps for the first quarter 2018.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2018		March 31, 2017
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$2,042,781	3.04%	$1,906,699	2.76%
Interest-bearing deposits with other banks	27,073	1.60%	40,985	0.80%
Gross loans (1)	6,017,994	5.05%	5,748,033	4.64%
Total earning assets	8,087,848	4.53%	7,695,717	4.15%

Nonearning assets
Allowance for loan and lease losses	(55,016)		(58,461)
Cash and due from banks	116,095		115,719
Accrued interest and other assets	681,249		656,096
Total assets	$8,830,176		$8,409,071

Interest-bearing liabilities
Deposits
Interest-bearing demand	$1,415,603	0.37%	$1,484,427	0.20%
Savings	2,450,697	0.64%	2,224,708	0.48%
Time	1,466,440	1.41%	1,233,631	1.17%
Total interest-bearing deposits	5,332,740	0.78%	4,942,766	0.57%
Borrowed funds
Short-term borrowings	740,506	1.46%	848,721	0.68%
Long-term debt	126,342	5.07%	119,605	5.22%
Total borrowed funds	866,848	1.99%	968,326	1.24%
Total interest-bearing liabilities	6,199,588	0.95%	5,911,092	0.68%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	1,570,572		1,499,097
Other liabilities	130,542		127,667
Shareholders' equity	929,474		871,215
Total liabilities and shareholders' equity	$8,830,176		$8,409,071

Net interest income	$75,812		$68,932

Net interest spread		3.58%		3.47%
Contribution of noninterest-bearing sources of funds		0.22%		0.16%
Net interest margin (2)		3.80%		3.63%

Tax equivalent adjustment		0.04%		0.07%
Net interest margin (fully tax equivalent) (2)		3.84%		3.70%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2018
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$1,345	$1,021	$2,366
Interest-bearing deposits with other banks	81	(55)	26
Gross loans (1)	5,773	3,361	9,134
Total earning assets	7,199	4,327	11,526
Interest-bearing liabilities
Total interest-bearing deposits	2,620	753	3,373
Borrowed funds
Short-term borrowings	1,620	(389)	1,231
Long-term debt	(42)	84	42
Total borrowed funds	1,578	(305)	1,273
Total interest-bearing liabilities	4,198	448	4,646
Net interest income	$3,001	$3,879	$6,880
(1) Loans held for sale, nonaccrual loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

First quarter 2018 noninterest income was $16.9 million, decreasing $0.4 million, or 2.5%, from $17.4 million in the first quarter 2017. This slight decrease was due primarily to an $0.8 million, or 26.5%, decrease in other noninterest income, a $0.6 million, or 51.6%, decrease in net gains from sales of loans and a $0.5 million decrease in net gains on sales of investment securities, which were partially offset by a $0.7 million, or 59.3% increase in client derivative fees and a $0.4 million, or 8.5%, increase in deposit service charges.

The decrease in other noninterest income from $3.0 million during the first quarter 2017 to $2.2 million for the first quarter 2018 was primarily related to a $0.9 million decline in income from limited partnership investments. Net gains from sales of loans declined from $1.2 million in the first quarter 2017 to $0.6 million in the first quarter 2018 as higher interest rates and tight housing supply resulted in lower sales volume during the period. There were no securities sales during the first quarter 2018.

Higher client credit derivative fees in the first quarter of 2018 reflect strong loan demand, while the increase in deposit service charges was the result of deposit growth in 2018.

NONINTEREST EXPENSE

First quarter 2018 noninterest expense was $52.3 million compared with $51.0 million for the first quarter 2017. The $1.2 million, or 2.4%, increase from the comparable quarter in 2017 was primarily attributable to a $0.9 million, or 17.7%, increase in other noninterest expense, a $0.4 million, or 25.0%, increase in professional services and a $0.3 million, or 57.1% increase in marketing expenses, partially offset by a $0.6 million, or 2.0%, decline in salaries and employee benefits.

Higher other noninterest expenses during the first quarter 2018 were primarily driven by expenses related to the termination of the Company's FDIC loss sharing agreements. Elevated professional services were largely the result of merger-related expenses, while increased marketing expenses were related to the timing of various projects during the quarter. Lower salaries and benefits resulted from fewer employees and lower health care costs, which more than offset higher incentive compensation during the period.

INCOME TAXES

Income tax expense was $7.7 million for the first quarter of 2018, resulting in an effective tax rate of 20.1% compared to $10.5 million and 30.0% for the comparable period in 2017. The lower effective tax rate during the first three months of 2018 related primarily to the Tax Cuts and Jobs Act which lowered the Company's statutory federal tax rate from 35% to 21% effective January 1, 2018.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2018 is expected to be approximately 19.5%.

LOANS

Loans, excluding loans held for sale, totaled $6.1 billion as of March 31, 2018, and increased $88.8 million, or 6.0% on an annualized basis, compared to December 31, 2017.  The increase in loan balances from December 31, 2017 was the result of the Company's sales efforts, expanded presence in key metropolitan markets and investments in a diversified product suite. Higher loan balances at March 31, 2018 were driven by a $54.0 million, or 2.2%, increase in CRE loans, a $31.0 million, or 1.6%, increase in C&I loans and a $26.9 million, or 5.8%, increase in construction real estate loans during the period.

First quarter 2018 average loans, excluding loans held for sale, increased $278.9 million, or 4.9%, from the first quarter 2017.  The increase in average loans, excluding loans held for sale, was driven by a $114.9 million, or 6.4%, increase in C&I loans and a $69.9 million, or 16.9%, increase in construction real estate loans. Increases in average loan balances were attributable to strong organic loan growth in recent periods in addition to funding of prior period commitments.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial accounts for the majority of loans acquired in its FDIC transactions as purchased impaired loans, except for loans with revolving privileges, which are outside the scope of FASB ASC Topic 310-30, and loans for which cash flows could not be estimated, which are accounted for under the cost recovery method. Purchased impaired loans include loans previously covered under loss sharing agreements. First Financial had purchased impaired loans totaling $98.7 million and $105.0 million, at March 31, 2018 and December 31, 2017, respectively. These balances exclude contractual interest not yet accrued.

In the first quarter of 2018, First Financial received a settlement payment from the FDIC finalizing the termination of it loss sharing agreements. Therefore, First Financial had no FDIC indemnification asset balance as of March 31, 2018. All future recoveries, gains, losses and expenses related to assets previously covered under loss sharing agreements will be fully recognized by First Financial. As of December 31, 2017, the FDIC indemnification asset balance was $1.9 million.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, accruing TDRs (collectively, nonperforming loans) and OREO. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Purchased impaired loans are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan and lease losses or prospective yield adjustments.

Nonperforming assets increased $1.9 million, or 4.2%, to $46.3 million at March 31, 2018 from $44.4 million as of December 31, 2017, due to a $6.2 million, or 25.7%, increase in nonaccrual balances, which was partially offset by a $1.7 million, or 61.7%, decrease in OREO balances during the period. Higher nonperforming loans at March 31, 2018 were primarily driven by a single commercial relationship downgraded to nonaccrual status, which offset the Company's resolution efforts during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $21.0 million at March 31, 2018, which is a $3.0 million, or 12.4%, decrease from $23.9 million at December 31, 2017.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, increased $0.3 million to $87.6 million as of March 31, 2018 compared to $87.3 million at December 31, 2017.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of March 31, 2018 and the four previous quarters.

	Quarter ended
	2018	2017
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$6,275	$5,229	$9,026	$15,099	$9,249
Lease financing	0	82	87	94	102
Construction real estate	26	29	824	1,075	1,075
Commercial real estate	16,878	10,616	12,244	12,617	14,324
Residential real estate	3,324	4,140	4,333	4,442	4,520
Home equity	3,484	3,743	3,364	2,937	3,571
Installment	296	243	240	307	322
Nonaccrual loans	30,283	24,082	30,118	36,571	33,163
Accruing troubled debt restructurings	14,943	17,545	19,692	20,135	29,948
Total nonperforming loans	45,226	41,627	49,810	56,706	63,111
Other real estate owned	1,065	2,781	3,116	5,961	5,300
Total nonperforming assets	46,291	44,408	52,926	62,667	68,411
Accruing loans past due 90 days or more	529	61	84	124	96
Total underperforming assets	$46,820	$44,469	$53,010	$62,791	$68,507
Total classified assets	$87,577	$87,293	$94,320	$98,391	$114,550

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	179.57%	224.32%	181.07%	150.05%	169.85%
Nonperforming loans	120.24%	129.77%	109.48%	96.77%	89.25%
Total ending loans	0.89%	0.90%	0.91%	0.93%	0.98%
Nonperforming loans to total loans	0.74%	0.69%	0.83%	0.97%	1.10%
Nonperforming assets to
Ending loans, plus OREO	0.76%	0.74%	0.89%	1.07%	1.19%
Total assets	0.52%	0.50%	0.60%	0.72%	0.80%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.51%	0.45%	0.56%	0.72%	0.67%
Total assets	0.35%	0.30%	0.38%	0.49%	0.45%
Classified assets to total assets	0.98%	0.98%	1.08%	1.13%	1.34%
(1) Nonaccrual loans include nonaccrual TDRs of $6.0 million, $6.4 million, $9.1 million, $9.4 million and $7.8 million as of March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $2.0 billion, or 23.0% of total assets at March 31, 2018 and $2.1 billion, or 23.1% of total assets, at December 31, 2017.  Securities available-for-sale totaled $1.4 billion at March 31, 2018 and $1.3 billion at December 31, 2017, while held-to-maturity securities totaled $633.7 million at March 31, 2018 and $654.0 million at December 31, 2017.

The Company's investment portfolio decreased $10.4 million, or 1.0%, during the first three months of 2018 while the duration of the investment portfolio was 3.3 years as of March 31, 2018 and 2.9 years as of December 31, 2017.

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

First Financial recorded a $10.1 million unrealized after-tax loss on the investment portfolio as a component of equity in accumulated other comprehensive income at March 31, 2018. The total unrealized loss on the investment portfolio increased $9.9 million from $0.2 million at December 31, 2017.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of March 31, 2018 were $7.0 billion, representing an increase of $115.5 million, or 1.7%, compared to December 31, 2017, as total time deposits increased $228.2 million, or 17.3%, while total savings deposits declined $12.2 million, or 0.5% and total interest-bearing demand deposits decreased $11.1 million, or 0.8%.

Non-time deposit balances totaled $5.5 billion as of March 31, 2018, decreasing $112.7 million, or 2.0%, compared to December 31, 2017. Time deposit balances increased as a result of higher brokered CD balances, which the Company periodically utilizes as a lower cost alternative to short and long-term borrowings.

Average deposits increased $461.4 million, or 7.2%, to $6.9 billion at March 31, 2018 from $6.4 billion at March 31, 2017 due to a $232.8 million, or 18.9%, increase in average time deposits and a $226.0 million, or 10.2%, increase in average savings deposits, which were partially offset by a $71.5 million, or 4.8%, decline in average non interest-bearing deposits. Higher average deposit balances resulted from strong organic deposit generation efforts, including significant growth in money market deposits in light of rising interest rates.

Borrowed funds decreased to $828.0 million at March 31, 2018 from $934.2 million at December 31, 2017 primarily resulting from the Company's funding needs and the cyclical nature of public fund deposits. First Financial utilizes short-term borrowings and longer-term advances from the FHLB as wholesale funding sources. First Financial had $601.6 million in short-term borrowings with the FHLB at March 31, 2018 and $742.3 million as of December 31, 2017. In addition to FHLB borrowings, short term borrowings included repurchase agreements of $56.7 million and $72.3 million at March 31, 2018 and December 31, 2017, respectively.

Total long-term debt was $169.7 million and $119.7 million on March 31, 2018 and December 31, 2017, respectively and consists primarily of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually, and mature on August 25, 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity and are treated as Tier 2 capital for regulatory capital purposes. As of March 31, 2018 and December 31, 2017, outstanding subordinated debt totaled $118.7 million and $118.6 million, respectively, which included prepaid debt issuance costs of $1.3 million and $1.4 million as of March 31, 2018 and December 31, 2017, respectively. Long-term debt also included FHLB long-term advances, which increased to $50.2 million at March 31, 2018 from $0.2 million as of December 31, 2017, as the Company implemented funding strategies to manage liquidity and interest rate risk. In addition, First Financial had an interest-free $0.8 million capital loan outstanding with a municipality at March 31, 2018 and December 31, 2017, which was included in long-term debt. First Financial's total remaining borrowing capacity from the FHLB was $724.5 million at March 31, 2018.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets, and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2018 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	A-
Short-Term Debt	K2	BBB+
Deposit	N/A	K2
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $3.5 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2018.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matures on May 29, 2018. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of March 31, 2018 and December 31, 2017.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $1.4 billion and $1.3 billion at March 31, 2018 and December 31, 2017, respectively.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $19.8 million and $21.8 million at March 31, 2018 and December 31, 2017, respectively.  Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At March 31, 2018, in addition to liquidity on hand of $126.8 million, First Financial had unused and available overnight wholesale funding of $2.3 billion, or 26.3% of total assets, to fund loan and deposit activities, in addition to other general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $15.0 million for the first three months of 2018.  As of March 31, 2018, the Bank had retained earnings of $570.4 million, of which $116.4 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $54.3 million in cash at the parent company as of March 31, 2018, which approximates the Company’s annual regular shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments were $5.0 million and $3.1 million for the first three months of 2018 and 2017, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. The Board of Governors of the Federal Reserve System approved a rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III), subject to a phase-in period for certain provisions. Basel III established and defined quantitative measures to ensure capital adequacy which require First Financial to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets (leverage ratio).

The rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and will be phased in over a four year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio is unchanged. Failure to maintain the required common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

Management believes, as of March 31, 2018, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes has changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $238.2 million on a consolidated basis at March 31, 2018.

The following tables present the actual and required capital amounts and ratios as of March 31, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$779,491	10.77%	$461,597	6.375%	N/A	N/A	$506,851	7.00%
First Financial Bank	818,195	11.33%	460,532	6.375%	$469,562	6.50%	505,682	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	779,595	10.77%	570,208	7.875%	N/A	N/A	615,462	8.50%
First Financial Bank	818,299	11.33%	568,893	7.875%	577,923	8.00%	614,043	8.50%

Total capital to risk-weighted assets
Consolidated	953,243	13.17%	715,022	9.875%	N/A	N/A	760,277	10.50%
First Financial Bank	880,612	12.19%	713,373	9.875%	722,404	10.00%	758,524	10.50%

Leverage ratio
Consolidated	779,595	9.00%	346,641	4.00%	N/A	N/A	346,641	4.00%
First Financial Bank	818,299	9.46%	345,934	4.00%	432,417	5.00%	345,934	4.00%

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$755,735	10.63%	$408,746	5.750%	N/A	N/A	$497,604	7.00%
First Financial Bank	794,251	11.21%	407,220	5.750%	$460,336	6.50%	495,746	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	755,839	10.63%	515,376	7.250%	N/A	N/A	604,233	8.50%
First Financial Bank	794,355	11.22%	513,452	7.250%	566,567	8.00%	601,978	8.50%

Total capital to risk-weighted assets
Consolidated	929,148	13.07%	657,548	9.250%	N/A	N/A	746,406	10.50%
First Financial Bank	856,363	12.09%	655,093	9.250%	708,209	10.00%	743,619	10.50%

Leverage ratio
Consolidated	755,839	8.84%	342,198	4.00%	N/A	N/A	342,198	4.00%
First Financial Bank	794,355	9.29%	342,113	4.00%	427,642	5.00%	342,113	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.19 per common share on March 15, 2018 to shareholders of record as of March 1, 2017. Additionally, First Financial's board of directors authorized a dividend of $0.19 per common share, payable on June 15, 2018 to shareholders of record as of June 1, 2018.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the first three months of 2018 and 2017. At March 31, 2018, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the period.

Shareholders' Equity. Total shareholders’ equity at March 31, 2018 was $940.0 million compared to total shareholders’ equity at December 31, 2017 of $930.7 million.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified ten types of risk that it monitors in its ERM framework.  These risks include credit, market, operational, compliance, strategic, reputation, information technology, cyber, legal and environmental/external.

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2017 Annual Report. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the board of directors.

ALLL. The ALLL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for loan and lease losses. First Financial records a provision for loan and lease losses in the Consolidated Statements of Income to maintain the ALLL at a level considered sufficient to absorb probable incurred loan and lease losses inherent in the portfolio.

The ALLL was $54.4 million as of March 31, 2018 and $54.0 million as of December 31, 2017, and as a percentage of period-end loans, the ALLL was 0.89% as of March 31, 2018 compared to 0.90% as of December 31, 2017. The ALLL is consistent with the Company's overall credit outlook and stable classified asset balances.

The ALLL as a percentage of nonaccrual loans was 179.57% at March 31, 2018 and 224.32% at December 31, 2017. The ALLL as a percentage of nonperforming loans, including accruing TDRs, declined to 120.24% as of March 31, 2018 from 129.77% as of December 31, 2017 due to a $3.6 million, or 8.6%, increase in nonperforming loans. The increase in nonperforming loans during the first three months of 2018 was primarily driven by one commercial relationship downgraded to nonaccrual status during the period, which offset the Company's resolution efforts and positive credit risk rating migration.

First quarter 2018 net charge-offs were $1.9 million, or 0.13% of average loans and leases on an annualized basis, compared to net charge-offs of $2.0 million, or 0.14% of average loans and leases on an annualized basis for the comparable quarter in 2017.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. First quarter 2018 provision expense was $2.3 million compared to $0.4 million during the comparable quarter in 2017.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended
	2018	2017
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$54,021	$54,534	$54,873	$56,326	$57,961
Provision for loan losses	2,303	(205)	2,953	467	367
Gross charge-offs
Commercial and industrial	885	1,264	4,122	3,065	1,743
Lease financing	0	0	0	0	0
Construction real estate	0	1	0	0	0
Commercial real estate	2,176	10	58	485	485
Residential real estate	96	128	23	223	61
Home equity	242	278	71	384	180
Installment	16	26	24	126	49
Credit card	254	209	201	215	232
Total gross charge-offs	3,669	1,916	4,499	4,498	2,750
Recoveries
Commercial and industrial	436	370	325	693	262
Lease financing	0	0	0	1	0
Construction real estate	0	0	0	89	0
Commercial real estate	752	480	585	1,398	256
Residential real estate	26	77	70	59	9
Home equity	429	589	110	222	106
Installment	48	46	74	43	71
Credit card	34	46	43	73	44
Total recoveries	1,725	1,608	1,207	2,578	748
Total net charge-offs	1,944	308	3,292	1,920	2,002
Ending allowance for loan and lease losses	$54,380	$54,021	$54,534	$54,873	$56,326

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.10%	0.19%	0.82%	0.53%	0.34%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	0.00%	0.00%	0.00%	(0.08)%	0.00%
Commercial real estate	0.23%	(0.07)%	(0.08)%	(0.15)%	0.04%
Residential real estate	0.06%	0.04%	(0.04)%	0.13%	0.04%
Home equity	(0.16)%	(0.25)%	(0.03)%	0.14%	0.07%
Installment	(0.32)%	(0.19)%	(0.43)%	0.65%	(0.18)%
Credit card	1.90%	1.39%	1.39%	1.28%	1.73%
Total net charge-offs	0.13%	0.02%	0.22%	0.13%	0.14%

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

First Financial monitors the Company's interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios and First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

First Financial’s interest rate risk models are based on the contractual and assumed cash flows and repricing characteristics for the Company’s assets, liabilities and off-balance sheet exposure. A number of assumptions are also incorporated into the interest rate risk models, including prepayment behaviors and repricing spreads for assets in addition to attrition and repricing rates for liabilities. Assumptions are primarily derived from behavior studies of the Company’s historical client base and are continually refined. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process.

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 60% in its interest rate risk modeling as of March 31, 2018. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bp scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2018, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.89)%	2.88%	5.71%
NII-Year 2	(7.21)%	3.42%	6.84%
EVE	(3.56)%	0.85%	1.79%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of March 31, 2018. The projected results for NII and EVE continued to reflect asset sensitivity during the first quarter of 2018 primarily related to high variable rate loan and noninterest bearing deposit balances, in addition to a lower mix of fixed rate investment securities. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2018 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.65%	1.12%	9.03%	2.38%
NII-Year 2	5.16%	1.68%	10.12%	3.57%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2017 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2018.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements, discusses new accounting standards adopted by First Financial during 2018 and the expected impact of accounting standards recently issued but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the possibility that any of the anticipated benefits of the Company’s recent merger with MainSource Financial Group, Inc. will not be realized or will not be realized within the expected time period, or that integration of MainSource's operations with those of the Company will be materially delayed or will be more costly or difficult than expected; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation. Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2017, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

All forward-looking statements included in this report are made as of the date hereof and are based on information available at the time of the report.  Except as required by law, the Company does not assume any obligation to update any forward-looking statement.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2017. Information concerning additional risk factors related to the merger of the Company and MainSource is available in the Company's registration statement on Form S-4 SEC (filed on September 22, 2017 and amended on October 17, 2017).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
February 1 to February 28, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	11,800	28.54	N/A	N/A
March 1 to March 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	11,800	$28.54	N/A

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

Exhibit Number
4.1
Indenture dated as of December 19, 2002 between MainSource Financial Group, Inc., as issuer, and State Street Bank and Trust Company of Connecticut, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2032 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission).

4.2
Amended and Restated Declaration of Trust dated as of December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., as institutional trustee, MainSource Financial Group, Inc., as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission).

4.3
Guarantee Agreement dated as of December 19, 2002 between MainSource Financial Group, Inc., and State Street Bank and Trust Company of Connecticut, N.A (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission).

4.4
Indenture dated as of April 1, 2003 between MainSource Financial Group, Inc., as issuer, and U.S. Bank, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2033 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.5
Amended and Restated Declaration of Trust dated as of April 1, 2003 among U.S. Bank, N.A., as institutional trustee, MainSource Financial Group, Inc., as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.6
Guarantee Agreement dated as of April 1, 2003 between MainSource Financial Group, Inc., and U.S. Bank, N.A (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.7
Indenture dated as of June 12, 2003 between MainSource Financial Group, Inc., as issuer, and The Bank of New York, as trustee, re: rate junior subordinated deferrable interest debentures due (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.8
Amended and Restated Declaration of Trust dated as of June 12, 2003 among The Bank of New York, as institutional trustee, MainSource Financial Group, Inc., as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.9
Guarantee Agreement dated as of June 12, 2003 between MainSource Financial Group, Inc., and The Bank of New York (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.10
Form of Amended and Restated Declaration of Trust dated as of October 13, 2006, of MainSource Statutory Trust IV, among MainSource Financial Group, Inc. as sponsor, Wells Fargo Delaware Trust Company as Delaware trustee and Wells Fargo Bank, National Association, as institutional trustee (incorporated by reference to Exhibit 10.1 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.11
Form of Indenture dated as of October 13, 2006, between MainSource Financial Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.12
Form of Guarantee Agreement dated as of October 13, 2006, between MainSource Financial Group, Inc., as guarantor, and Wells Fargo Bank, National Association, as guarantee trustee (incorporated by reference to Exhibit 10.3 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.13
Warrant for the Purchase of Shares of MainSource Financial Group, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Report on Form 8‑K of MainSource Financial Group, Inc. filed January 20, 2009 with the Commission).

10.1	Severance and Change in Control Agreement between Bradley Ringwald, First Financial Bancorp. and First Financial Bank, dated as of March 28, 2018.*

10.2
Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc. dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of MainSource Financial Group, Inc. filed on August 8, 2016 with the Commission).

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	5/7/2018	Date	5/7/2018