Form 10-Q
period 2018-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2018-08-08
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/7/2018
Common stock, No par value	97,901,046

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ALLL	Allowance for loan and lease losses	FASB	Financial Accounting Standards Board
AOCI	Accumulated other comprehensive income	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting standards codification	FHLB	Federal Home Loan Bank
ASU	Accounting standards update	First Financial	First Financial Bancorp.
ATM	Automated teller machine	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
Bank	First Financial Bank	FRB	Federal Reserve Bank
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	U.S. Generally Accepted Accounting Principles
Bp/bps	Basis point(s)	Insignificant	Less than $0.1 million
CDs	Certificates of deposit	IRLC	Interest Rate Lock Commitment
C&I	Commercial & Industrial	MSFG	MainSource Financial Group, Inc.
CRE	Commercial Real Estate	N/A	Not applicable
Company	First Financial Bancorp.	NII	Net interest income
ERM	Enterprise Risk Management	OREO	Other real estate owned
EVE	Economic value of equity	SEC	United States Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 825, Financial Instruments	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$216,667	$150,650
Interest-bearing deposits with other banks	37,915	33,974
Investment securities available-for-sale, at fair value (amortized cost $2,677,257 at June 30, 2018 and $1,348,227 at December 31, 2017)	2,654,909	1,349,408
Investment securities held-to-maturity (fair value $435,785 at June 30, 2018 and $653,101 at December 31, 2017)	443,957	654,008
Other investments	95,004	53,140
Loans held for sale	15,821	11,502
Loans and leases
Commercial & industrial	2,440,596	1,912,743
Lease financing	96,198	89,347
Construction real estate	555,468	467,730
Commercial real estate	3,888,993	2,490,091
Residential real estate	918,904	471,391
Home equity	835,031	493,604
Installment	100,726	41,586
Credit card	48,665	46,691
Total loans and leases	8,884,581	6,013,183
Less: Allowance for loan and lease losses	54,076	54,021
Net loans and leases	8,830,505	5,959,162
Premises and equipment	223,950	125,036
Goodwill and other intangibles	934,656	209,379
Accrued interest and other assets	466,783	350,664
Total assets	$13,920,167	$8,896,923

Liabilities
Deposits
Interest-bearing demand	$2,440,088	$1,453,463
Savings	3,087,683	2,462,420
Time	2,104,044	1,317,105
Total interest-bearing deposits	7,631,815	5,232,988
Noninterest-bearing	2,471,932	1,662,058
Total deposits	10,103,747	6,895,046
Federal funds purchased and securities sold under agreements to repurchase	88,070	72,265
FHLB short-term borrowings	1,100,233	742,300
Total short-term borrowings	1,188,303	814,565
Long-term debt	469,423	119,654
Total borrowed funds	1,657,726	934,219
Accrued interest and other liabilities	145,757	136,994
Total liabilities	11,907,230	7,966,259

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2018 and 68,730,731 in 2017	1,632,572	573,109
Retained earnings	533,319	491,847
Accumulated other comprehensive loss	(43,008)	(20,390)
Treasury stock, at cost, 6,376,897 shares in 2018 and 6,661,644 shares in 2017	(109,946)	(113,902)
Total shareholders' equity	2,012,937	930,664
Total liabilities and shareholders' equity	$13,920,167	$8,896,923

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans and leases, including fees	$122,290	$67,748	$197,210	$134,616
Investment securities
Taxable	20,844	12,598	34,514	24,206
Tax-exempt	4,068	1,457	5,725	2,810
Total interest on investment securities	24,912	14,055	40,239	27,016
Other earning assets	177	(1,014)	284	(2,015)
Total interest income	147,379	80,789	237,733	159,617
Interest expense
Deposits	14,794	8,679	25,092	15,604
Short-term borrowings	4,132	2,051	6,795	3,483
Long-term borrowings	4,474	1,539	6,055	3,078
Total interest expense	23,400	12,269	37,942	22,165
Net interest income	123,979	68,520	199,791	137,452
Provision for loan and lease losses	3,735	467	6,038	834
Net interest income after provision for loan and lease losses	120,244	68,053	193,753	136,618
Noninterest income
Service charges on deposit accounts	9,568	4,772	14,607	9,416
Trust and wealth management fees	3,697	3,405	7,651	7,152
Bankcard income	5,343	3,501	8,737	6,636
Client derivative fees	1,463	1,489	3,220	2,592
Net gain from sales of loans	2,316	1,327	2,904	2,543
Net gain (loss) on sales of investment securities	(30)	838	(30)	1,354
Other	5,899	2,122	8,105	5,125
Total noninterest income	28,256	17,454	45,194	34,818
Noninterest expenses
Salaries and employee benefits	55,531	31,544	86,633	63,294
Net occupancy	6,631	4,302	11,128	8,817
Furniture and equipment	5,298	2,136	7,338	4,313
Data processing	14,304	3,501	17,976	6,799
Marketing	2,644	982	3,445	1,492
Communication	1,118	468	1,577	915
Professional services	5,659	1,469	7,857	3,227
State intangible tax	1,078	721	1,843	1,442
FDIC assessments	1,323	1,018	2,217	1,950
Loss (gain) - other real estate owned	(283)	162	(206)	186
Other	9,452	5,253	15,235	10,166
Total noninterest expenses	102,755	51,556	155,043	102,601
Income before income taxes	45,745	33,951	83,904	68,835
Income tax expense	9,327	11,215	16,980	21,685
Net income	$36,418	$22,736	$66,924	$47,150
Net earnings per common share - basic	$0.37	$0.37	$0.84	$0.77
Net earnings per common share - diluted	$0.37	$0.37	$0.83	$0.76
Cash dividends declared per share	$0.19	$0.17	$0.38	$0.34
Average common shares outstanding - basic	97,347,533	61,543,478	79,599,709	61,471,347
Average common shares outstanding - diluted	98,432,072	62,234,022	80,629,495	62,187,473

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$36,418	$22,736	$66,924	$47,150
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities arising during the period	(8,978)	4,076	(18,808)	5,563
Change in retirement obligation	494	213	817	402
Unrealized gain (loss) on derivatives	159	128	315	256
Other comprehensive income (loss)	(8,325)	4,417	(17,676)	6,221
Comprehensive income	$28,093	$27,153	$49,248	$53,371

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock	Common Stock	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			47,150				47,150
Other comprehensive income (loss)				6,221			6,221
Cash dividends declared:
Common stock at $0.34 per share			(21,088)				(21,088)
Warrant exercises		(25)			1,484	25	0
Exercise of stock options, net of shares purchased		(462)			39,062	660	198
Restricted stock awards, net of forfeitures		(3,559)			120,973	1,005	(2,554)
Share-based compensation expense		2,966					2,966
Balance at June 30, 2017	68,730,731	$569,302	$463,250	$(22,222)	(6,589,660)	$(112,213)	$898,117
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Net income			66,924				66,924
Reclassification of certain tax effects from AOCI to retained earnings			4,942	(4,942)			0
Other comprehensive income (loss)				(17,676)			(17,676)
Cash dividends declared:
Common stock at $0.38 per share			(30,394)				(30,394)
Common stock issued in connection with business combinations	35,551,063	1,045,876					1,045,876
Stock options and warrants acquired and converted in connection with business combinations		16,037					16,037
Warrant exercises		(922)			53,907	922	0
Exercise of stock options, net of shares purchased		(275)			31,554	542	267
Restricted stock awards, net of forfeitures		(4,699)			199,286	2,492	(2,207)
Share-based compensation expense		3,446					3,446
Balance at June 30, 2018	104,281,794	$1,632,572	$533,319	$(43,008)	(6,376,897)	$(109,946)	$2,012,937

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2018	2017
Operating activities
Net income	$66,924	$47,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,038	834
Depreciation and amortization	10,208	6,354
Stock-based compensation expense	3,446	2,966
Pension expense (income)	182	(637)
Net amortization (accretion) on investment securities	5,178	4,998
Net (gains) losses on sales of investment securities	30	(1,354)
Originations of loans held for sale	(54,041)	(75,543)
Net gains from sales of loans held for sale	(2,904)	(2,543)
Proceeds from sales of loans held for sale	50,004	78,771
Deferred income taxes	(12,104)	3,987
Decrease (increase) cash surrender value of life insurance	398	(116)
Decrease (increase) in interest receivable	(565)	(1,397)
Decrease (increase) in indemnification asset	1,900	2,418
(Decrease) increase in interest payable	2,596	148
Decrease (increase) in other assets	26,646	(18,472)
(Decrease) increase in other liabilities	10,724	(5,571)
Net cash provided by (used in) operating activities	114,660	41,993

Investing activities
Proceeds from sales of securities available-for-sale	216,197	125,606
Proceeds from calls, paydowns and maturities of securities available-for-sale	161,733	102,893
Purchases of securities available-for-sale	(444,686)	(464,543)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	26,834	72,078
Purchases of securities held-to-maturity	(14,014)	(14,441)
Net decrease (increase) in interest-bearing deposits with other banks	(3,941)	52,611
Net decrease (increase) in loans and leases	(83,617)	(121,944)
Proceeds from disposal of other real estate owned	2,840	2,292
Purchases of premises and equipment	(13,662)	(4,247)
Net cash (paid) acquired from business combinations	64,887	0
Net cash paid for branch divestitures	(41,197)	0
Net cash provided by (used in) investing activities	(128,626)	(249,695)

Financing activities
Net (decrease) increase in total deposits	(55,757)	(56,879)
Net (decrease) increase in short-term borrowings	178,143	280,421
Payments on long-term debt	(51,985)	0
Proceeds from FHLB borrowings	50,000	0
Cash dividends paid on common stock	(40,685)	(20,243)
Proceeds from exercise of stock options	267	283
Net cash provided by (used in) financing activities	79,983	203,582

Cash and due from banks
Change in cash and due from banks	66,017	(4,120)
Cash and due from banks at beginning of period	150,650	121,598
Cash and due from banks at end of period	$216,667	$117,478

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$3,328,802	$0
Liabilities assumed	4,007,743	0
Goodwill	$678,941	$0
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Financial Statements of First Financial Bancorp., a financial holding company principally serving Ohio, Indiana, Kentucky and Illinois, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

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

In January 2016, the FASB issued an update (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income. This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. This update also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements. In accordance with the guidance, the Company measured the fair value of its financial instruments as of June 30, 2018 using an exit price notion. For further detail, see Note 15 – Fair Value Disclosures.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given operating leases outstanding as of June 30, 2018, First Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2019.  Early adoption is permitted for all entities for interim and annual reporting periods beginning after December 15, 2018.  First Financial has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update.  The committee is currently evaluating the impact of this update on First Financial’s Consolidated Financial Statements.

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
In February 2018, the FASB issued an update (ASU 2018-02, Income statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminated the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, and the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not effected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and is applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. First Financial early adopted the provisions set forth in this update in the first quarter of 2018, and as a result, reclassified $4.9 million from accumulated other comprehensive income to retained earnings. There were no other income tax effects related to the Act that were reclassified as a result of the adoption of the accounting standard.
NOTE 3:  INVESTMENTS

For the three and six months ended June 30, 2018, proceeds on the sale of $216.2 million of available-for-sale securities, and resulted in insignificant gross gains and losses. For the three months ended June 30, 2017, proceeds on the sale of $103.4 million of available-for-sale securities resulted in gains of $1.0 million and losses of $0.1 million. For the six months ended June 30, 2017, proceeds on the sale of $125.6 million of available-for-sale securities resulted in gains of $1.5 million and losses of $0.1 million. In addition to the sale of certain securities during the second quarter 2018, First Financial reclassified $367.9 million of held-to-maturity securities to available-for-sale to align with post-merger investment strategies.

The following is a summary of held-to-maturity and available-for-sale investment securities as of June 30, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(3)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	34,896	84	(452)	34,528
Mortgage-backed securities - residential	31,857	0	(1,515)	30,342	644,358	1,314	(10,152)	635,520
Mortgage-backed securities - commercial	152,906	13	(5,503)	147,416	290,930	106	(5,059)	285,977
Collateralized mortgage obligations	13,982	0	(675)	13,307	873,923	965	(10,313)	864,575
Obligations of state and other political subdivisions	245,212	936	(1,428)	244,720	250,993	2,214	(1,910)	251,297
Asset-backed securities	0	0	0	0	492,702	879	(1,354)	492,227
Other securities	0	0	0	0	89,357	1,938	(605)	90,690
Total	$443,957	$949	$(9,121)	$435,785	$2,677,257	$7,500	$(29,848)	$2,654,909

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	11,168	0	(76)	11,092	15,695	220	0	15,915
Mortgage-backed securities - residential	162,093	2,042	(1,535)	162,600	290,793	849	(2,599)	289,043
Mortgage-backed securities - commercial	255,027	1,372	(3,000)	253,399	150,356	164	(1,417)	149,103
Collateralized mortgage obligations	143,545	354	(1,602)	142,297	306,095	1,158	(1,861)	305,392
Obligations of state and other political subdivisions	82,175	1,804	(266)	83,713	124,269	2,162	(676)	125,755
Asset-backed securities	0	0	0	0	377,655	1,628	(306)	378,977
Other securities	0	0	0	0	83,266	2,147	(287)	85,126
Total	$654,008	$5,572	$(6,479)	$653,101	$1,348,227	$8,328	$(7,147)	$1,349,408

The following table provides a summary of investment securities by contractual maturity as of June 30, 2018, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$4,125	$4,123
Due after one year through five years	275	279	70,801	70,802
Due after five years through ten years	15,799	15,778	140,577	142,222
Due after ten years	229,138	228,663	159,841	159,463
Mortgage-backed securities - residential	31,857	30,342	644,358	635,520
Mortgage-backed securities - commercial	152,906	147,416	290,930	285,977
Collateralized mortgage obligations	13,982	13,307	873,923	864,575
Asset-backed securities	0	0	492,702	492,227
Total	$443,957	$435,785	$2,677,257	$2,654,909

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2018 or December 31, 2017.

As of June 30, 2018, the Company's investment securities portfolio consisted of 1,385 securities, of which 656 were in an unrealized loss position. As of December 31, 2017, the Company's investment securities portfolio consisted of 775 securities, of which 237 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$95	$(3)	$0	$0	$95	$(3)
Securities of U.S. Government agencies and corporations	19,890	(311)	5,379	(141)	25,269	(452)
Mortgage-backed securities - residential	488,725	(5,650)	129,218	(6,017)	617,943	(11,667)
Mortgage-backed securities - commercial	278,366	(5,414)	88,624	(5,148)	366,990	(10,562)
Collateralized mortgage obligations	628,667	(6,910)	99,142	(4,078)	727,809	(10,988)
Obligations of state and other political subdivisions	186,269	(2,195)	27,441	(1,143)	213,710	(3,338)
Asset-backed securities	219,064	(1,215)	13,591	(139)	232,655	(1,354)
Other securities	17,299	(226)	7,571	(379)	24,870	(605)
Total	$1,838,375	$(21,924)	$370,966	$(17,045)	$2,209,341	$(38,969)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	11,092	(76)	0	0	11,092	(76)
Mortgage-backed securities - residential	175,183	(1,109)	108,782	(3,025)	283,965	(4,134)
Mortgage-backed securities - commercial	132,818	(1,713)	72,139	(2,704)	204,957	(4,417)
Collateralized mortgage obligations	164,909	(1,138)	101,436	(2,325)	266,345	(3,463)
Obligations of state and other political subdivisions	38,450	(507)	21,639	(435)	60,089	(942)
Asset-backed securities	44,941	(200)	24,396	(106)	69,337	(306)
Other securities	2,605	(1)	7,124	(286)	9,729	(287)
Total	$570,095	$(4,745)	$335,516	$(8,881)	$905,611	$(13,626)

For further detail on the fair value of investment securities, see Note 15 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with distinct interest rates and payment terms. Commercial loan categories include C&I, CRE, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana, Kentucky and Illinois). First Financial also offers two nationwide lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that provides loans primarily to insurance agents and brokers that are secured by commissions and cash collateral.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,367,649	$543,479	$3,794,902	$94,763	$6,800,793
Special Mention	24,261	11,947	29,399	0	65,607
Substandard	48,686	42	64,692	1,435	114,855
Doubtful	0	0	0	0	0
Total	$2,440,596	$555,468	$3,888,993	$96,198	$6,981,255

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$905,649	$828,558	$100,422	$48,665	$1,883,294
Nonperforming	13,255	6,473	304	0	20,032
Total	$918,904	$835,031	$100,726	$48,665	$1,903,326

	As of December 31, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$1,882,464	$467,687	$2,446,999	$88,078	$4,885,228
Special Mention	6,226	0	4,436	0	10,662
Substandard	24,053	43	38,656	1,269	64,021
Doubtful	0	0	0	0	0
Total	$1,912,743	$467,730	$2,490,091	$89,347	$4,959,911

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$463,459	$489,148	$41,331	$46,691	$1,040,629
Nonperforming	7,932	4,456	255	0	12,643
Total	$471,391	$493,604	$41,586	$46,691	$1,053,272

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,885	$389	$2,814	$5,088	$2,429,204	$2,434,292	$6,304	$2,440,596	$0
Lease financing	0	0	0	0	96,198	96,198	0	96,198	0
Construction real estate	447	0	0	447	554,754	555,201	267	555,468	0
Commercial real estate	3,291	1,829	15,999	21,119	3,803,534	3,824,653	64,340	3,888,993	16
Residential real estate	1,962	601	2,945	5,508	872,404	877,912	40,992	918,904	0
Home equity	3,834	750	3,443	8,027	822,359	830,386	4,645	835,031	0
Installment	165	22	263	450	99,669	100,119	607	100,726	0
Credit card	427	216	311	954	47,711	48,665	0	48,665	311
Total	$12,011	$3,807	$25,775	$41,593	$8,725,833	$8,767,426	$117,155	$8,884,581	$327

	As of December 31, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$755	$1,657	$5,078	$7,490	$1,901,821	$1,909,311	$3,432	$1,912,743	$0
Lease financing	485	0	0	485	88,862	89,347	0	89,347	0
Construction real estate	234	0	0	234	467,216	467,450	280	467,730	0
Commercial real estate	1,716	201	8,777	10,694	2,419,969	2,430,663	59,428	2,490,091	0
Residential real estate	526	811	1,992	3,329	430,500	433,829	37,562	471,391	0
Home equity	2,716	394	1,753	4,863	485,127	489,990	3,614	493,604	0
Installment	179	29	205	413	40,529	40,942	644	41,586	0
Credit card	285	87	62	434	46,257	46,691	0	46,691	62
Total	$6,896	$3,179	$17,867	$27,942	$5,880,281	$5,908,223	$104,960	$6,013,183	$62

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

First Financial had 205 TDRs totaling $27.8 million at June 30, 2018, including $21.8 million on accrual status and $5.9 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $1.1 million related to TDRs at June 30, 2018. For each of the three and six month periods ended June 30, 2018 and 2017, the Company charged off $0.1 million for the portion of TDRs determined to be uncollectible. Additionally, as of June 30, 2018, $13.1 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2018 and 2017:

	Three months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	8	$6,221	$6,183	4	$2,177	$2,183
Construction real estate	0	0	0	0	0	0
Commercial real estate	4	2,047	2,016	6	1,506	1,449
Residential real estate	1	201	201	0	0	0
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	13	$8,469	$8,400	10	$3,683	$3,632

	Six months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	12	$7,149	$7,096	6	$5,679	$5,624
Construction real estate	0	0	0	0	0	0
Commercial real estate	6	2,119	2,088	6	1,506	1,449
Residential real estate	3	294	294	0	0	0
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	21	$9,562	$9,478	12	$7,185	$7,073

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Extended maturities	$2,000	$2,587	$2,888	$3,261
Adjusted interest rates	0	0	52	2,767
Combination of rate and maturity changes	0	180	0	180
Forbearance	6,199	827	6,199	827
Other (1)	201	38	339	38
Total	$8,400	$3,632	$9,478	$7,073
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are 90 days or more past due on any principal or interest payments, or who prematurely terminate a restructured loan agreement without paying the contractual principal balance (for example, in a deed-in-lieu arrangement), are considered to be in payment default of the terms of the TDR agreement.

There was one TDR, insignificant in amount, for which there was a payment default during the period that occurred within twelve months of the loan modification for the three and six months ended June 30, 2018. There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three or six month periods ended June 30, 2017.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$3,448	$5,229
Lease financing	0	82
Construction real estate	24	29
Commercial real estate	21,593	10,616
Residential real estate	9,278	4,140
Home equity	5,820	3,743
Installment	299	243
Nonaccrual loans	40,462	24,082
Accruing troubled debt restructurings	21,839	17,545
Total impaired loans	$62,301	$41,627
(1) Nonaccrual loans include nonaccrual TDRs of $5.9 million and $6.4 million as of June 30, 2018 and December 31, 2017, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,132	$1,158	$1,934	$1,974
Interest included in income
Nonaccrual loans	146	163	226	305
Troubled debt restructurings	189	169	313	395
Total interest included in income	335	332	539	700
Net impact on interest income	$797	$826	$1,395	$1,274

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

First Financial's investment in impaired loans was as follows:

	As of June 30, 2018			As of December 31, 2017
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$10,856	$14,647	$0	$7,162	$8,460	$0
Lease financing	0	0	0	82	82	0
Construction real estate	24	57	0	29	60	0
Commercial real estate	30,655	36,421	0	18,423	20,837	0
Residential real estate	12,216	14,383	0	6,876	8,145	0
Home equity	6,372	7,311	0	4,356	5,399	0
Installment	304	603	0	255	422	0
Total	60,427	73,422	0	37,183	43,405	0

Loans with an allowance recorded
Commercial & industrial	379	379	179	169	169	169
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	356	356	25	3,119	3,120	448
Residential real estate	1,039	1,039	160	1,056	1,063	160
Home equity	100	100	2	100	100	2
Installment	0	0	0	0	0	0
Total	1,874	1,874	366	4,444	4,452	779

Total
Commercial & industrial	11,235	15,026	179	7,331	8,629	169
Lease financing	0	0	0	82	82	0
Construction real estate	24	57	0	29	60	0
Commercial real estate	31,011	36,777	25	21,542	23,957	448
Residential real estate	13,255	15,422	160	7,932	9,208	160
Home equity	6,472	7,411	2	4,456	5,499	2
Installment	304	603	0	255	422	0
Total	$62,301	$75,296	$366	$41,627	$47,857	$779

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$9,714	$73	$17,198	$87
Lease financing	0	0	98	1
Construction real estate	25	1	1,075	0
Commercial real estate	27,516	140	25,465	144
Residential real estate	9,173	76	7,605	46
Home equity	5,222	27	3,926	27
Installment	305	1	357	1
Total	51,955	318	55,724	306

Loans with an allowance recorded
Commercial & industrial	309	6	2,301	11
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	358	3	658	8
Residential real estate	1,042	7	1,126	6
Home equity	101	1	101	1
Installment	0	0	0	0
Total	1,810	17	4,186	26

Total
Commercial & industrial	10,023	79	19,499	98
Lease financing	0	0	98	1
Construction real estate	25	1	1,075	0
Commercial real estate	27,874	143	26,123	152
Residential real estate	10,215	83	8,731	52
Home equity	5,323	28	4,027	28
Installment	305	1	357	1
Total	$53,765	$335	$59,910	$332

	Six months ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$8,863	$99	$15,607	$196
Lease financing	27	0	149	2
Construction real estate	26	2	538	0
Commercial real estate	24,485	239	19,939	304
Residential real estate	8,407	123	8,032	92
Home equity	4,933	47	4,111	51
Installment	288	1	413	3
Total	47,029	511	48,789	648

Loans with an allowance recorded
Commercial & industrial	262	6	1,094	24
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,278	6	4,374	13
Residential real estate	1,047	14	1,185	13
Home equity	100	2	101	2
Installment	0	0	0	0
Total	2,687	28	6,754	52

Total
Commercial & industrial	9,125	105	16,701	220
Lease financing	27	0	149	2
Construction real estate	26	2	538	0
Commercial real estate	25,763	245	24,313	317
Residential real estate	9,454	137	9,217	105
Home equity	5,033	49	4,212	53
Installment	288	1	413	3
Total	$49,716	$539	$55,543	$700

Acquired loans. Acquired loans are recorded at their estimated fair value at the time of acquisition. Estimated fair values for acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, interest rate, term of loan, whether or not the loan was amortizing and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. Acquired loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques.

First Financial evaluates acquired loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Acquired loans with evidence of credit deterioration since origination are accounted for under FASB ASC Topic 310-30 and are referred to as purchased impaired loans. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $117.2 million at June 30, 2018, which included $24.1 million acquired in the merger with MSFG. Accretable yield, or income expected to be collected, and nonaccretable yield on the purchase impaired loans acquired in the MSFG merger was $1.2 million and $2.7 million, respectively, on the date of acquisition.  First Financial had $105.0 million of purchased impaired loans at December 31, 2017.

Acquired loans outside of the scope of FASB ASC Topic 310-30 are accounted for under FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Costs. In its merger with MSFG, First Financial acquired loans with a fair value of $2.7 billion and gross contractual amounts receivable of $2.9 billion on the date of acquisition that were accounted for in accordance with FASB ASC Topic 310-20.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, or other resolution activity that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,065	$5,300	$2,781	$6,284
Additions
Commercial & industrial	1,020	50	1,190	172
Residential real estate	525	1,913	984	2,078
Total additions	1,545	1,963	2,174	2,250
Disposals
Commercial & industrial	(326)	(682)	(2,430)	(1,607)
Residential real estate	(292)	(448)	(410)	(685)
Total disposals	(618)	(1,130)	(2,840)	(2,292)
Valuation adjustment
Commercial & industrial	0	(116)	(97)	(162)
Residential real estate	(139)	(56)	(165)	(119)
Total valuation adjustment	(139)	(172)	(262)	(281)
Balance at end of period	$1,853	$5,961	$1,853	$5,961

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

Changes in the ALLL by loan category were as follows:

	Three months ended June 30, 2018
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,038	$626	$4,267	$20,321	$4,727	$4,828	$290	$1,283	$54,380
Provision for loan and lease losses	3,328	170	(282)	(619)	(28)	171	136	859	3,735
Gross charge-offs	(4,356)	0	0	(78)	(101)	(385)	(218)	(684)	(5,822)
Recoveries	518	1	0	887	70	187	82	38	1,783
Total net charge-offs	(3,838)	1	0	809	(31)	(198)	(136)	(646)	(4,039)
Ending allowance for loan and lease losses	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076

	Three months ended June 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,148	$616	$3,607	$23,745	$5,485	$3,774	$419	$1,532	$56,326
Provision for loan and lease losses	3,537	(67)	(280)	(2,941)	(305)	526	19	(22)	467
Loans charged off	(3,065)	0	0	(485)	(223)	(384)	(126)	(215)	(4,498)
Recoveries	693	1	89	1,398	59	222	43	73	2,578
Total net charge-offs	(2,372)	1	89	913	(164)	(162)	(83)	(142)	(1,920)
Ending allowance for loan and lease losses	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873

	Six months ended June 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	4,217	121	408	196	86	(123)	87	1,046	6,038
Loans charged off	(5,241)	0	0	(2,254)	(197)	(627)	(234)	(938)	(9,491)
Recoveries	954	1	0	1,639	96	616	130	72	3,508
Total net charge-offs	(4,287)	1	0	(615)	(101)	(11)	(104)	(866)	(5,983)
Ending allowance for loan and lease losses	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076

	As of June 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$179	$0	$0	$25	$160	$2	$0	$0	$366
Collectively evaluated for impairment	17,349	797	3,985	20,486	4,508	4,799	290	1,496	53,710
Ending allowance for loan and lease losses	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076

Loans
Individually evaluated for impairment	$11,235	$0	$24	$31,011	$13,255	$6,472	$304	$0	$62,301
Collectively evaluated for impairment	2,429,361	96,198	555,444	3,857,982	905,649	828,559	100,422	48,665	8,822,280
Total loans	$2,440,596	$96,198	$555,468	$3,888,993	$918,904	$835,031	$100,726	$48,665	$8,884,581

	Six months ended June 30, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	2,941	(167)	45	(5,507)	2,024	1,331	28	139	834
Loans charged off	(4,808)	0	0	(970)	(284)	(564)	(175)	(447)	(7,248)
Recoveries	955	1	89	1,654	68	328	114	117	3,326
Total net charge-offs	(3,853)	1	89	684	(216)	(236)	(61)	(330)	(3,922)
Ending allowance for loan and lease losses	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873

	As of December 31, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$169	$0	$0	$448	$160	$2	$0	$0	$779
Collectively evaluated for impairment	17,429	675	3,577	20,482	4,523	4,933	307	1,316	53,242
Ending allowance for loan and lease losses	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021

Loans
Individually evaluated for impairment	$7,331	$82	$29	$21,542	$7,932	$4,456	$255	$0	$41,627
Collectively evaluated for impairment	1,905,412	89,265	467,701	2,468,549	463,459	489,148	41,331	46,691	5,971,556
Total loans	$1,912,743	$89,347	$467,730	$2,490,091	$471,391	$493,604	$41,586	$46,691	$6,013,183
NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. During the second quarter of 2018, First Financial recorded additions to goodwill resulting from the merger with MSFG. No additions to goodwill were recorded during 2017. For further detail on the merger with MSFG, see Note 16 - Business Combinations.

Changes in the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance at beginning of year	$204,084	$204,084
Goodwill resulting from business combinations	678,941	0
Balance at end of period	$883,025	$204,084

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2017 and no impairment was indicated.  As of June 30, 2018, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of June 30, 2018 and December 31, 2017, First Financial had $51.6 million and $5.3 million, respectively, of other intangible assets included in Goodwill and other intangibles in the Consolidated Balance Sheets, which primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $42.5 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 9.3 years. Amortization expense recognized on intangible assets for the three months ended June 30, 2018 and 2017 was $2.4 million and $0.3 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2018 and 2017 was $2.6 million and $0.7 million, respectively.

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

First Financial had $1.1 billion in short-term borrowings with the FHLB at June 30, 2018 and $742.3 million as of December 31, 2017. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $15.0 million short-term credit facility with an unaffiliated bank that matured in July 2018, but is in the process of being extended. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2018 and December 31, 2017.

In conjunction with its merger with MSFG, First Financial acquired certain variable rate short-term borrowings with an unaffiliated bank. As of June 30, 2018, the balance outstanding was $8.3 million and the interest rate was 4.19%. This term debt is paid quarterly and matures in 2019.

First Financial had $469.4 million and $119.7 million of long-term debt as of June 30, 2018 and December 31, 2017, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$177,887	5.13%	$120,000	5.13%
Unamortized discount and debt issuance costs	(8,819)	N/A	(1,362)	N/A
FHLB borrowings	299,580	1.90%	241	1.09%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$469,423	3.16%	$119,654	5.14%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes. In addition, First Financial acquired, $49.5 million of variable rate subordinated notes in the MSFG merger that was issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. The acquired subordinated notes mature 30 years from issuance and may be called at par at any point following the 5 years anniversary of issuance. First Financial also acquired $8.4 million of 6.95% fixed rate private placement subordinated debt in conjunction with the MSFG merger that matures in 2025.

In addition to subordinated notes, long-term debt included $299.6 million and $0.2 million of fixed rate FHLB long-term advances as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, these long-term advances had a weighted average interest rate of 1.90%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive incom

e and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$(11,456)	$(30)	$(11,426)	$2,448	$(8,978)	$(10,051)	$(8,978)	$(19,029)
Unrealized gain (loss) on derivatives	203	0	203	(44)	159	(545)	159	(386)
Retirement obligation	0	(452)	452	42	494	(24,087)	494	(23,593)
Total	$(11,253)	$(482)	$(10,771)	$2,446	$(8,325)	$(34,683)	$(8,325)	$(43,008)

	Three months ended June 30, 2017
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$7,170	$838	$6,332	$(2,256)	$4,076	$(3,062)	$4,076	$1,014
Unrealized gain (loss) on derivatives	202	0	202	(74)	128	(963)	128	(835)
Retirement obligation	0	(335)	335	(122)	213	(22,614)	213	(22,401)
Total	$7,372	$503	$6,869	$(2,452)	$4,417	$(26,639)	$4,417	$(22,222)

	Six months ended June 30, 2018
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning Balance	Net Activity	Reclass of Stranded Tax Effects	Ending Balance
Unrealized gain (loss) on investment securities	$(23,992)	$(30)	$(23,962)	$5,154	$(18,808)	$(182)	$(18,808)	$(39)	$(19,029)
Unrealized gain (loss) on derivatives	405	0	405	(90)	315	(577)	315	(124)	(386)
Retirement obligation	0	(871)	871	(54)	817	(19,631)	817	(4,779)	(23,593)
Total	$(23,587)	$(901)	$(22,686)	$5,010	$(17,676)	$(20,390)	$(17,676)	$(4,942)	$(43,008)

	Six months ended June 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to Reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning Balance	Net Activity	Ending Balance
Unrealized gain (loss) on investment securities	$10,002	$1,354	$8,648	$(3,085)	$5,563	$(4,549)	$5,563	$1,014
Unrealized gain (loss) on derivatives	405	0	405	(149)	256	(1,091)	256	(835)
Retirement obligation	0	(670)	670	(268)	402	(22,803)	402	(22,401)
Total	$10,407	$684	$9,723	$(3,502)	$6,221	$(28,443)	$6,221	$(22,222)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2018 and 2017, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(30)	$838	$(30)	$1,354	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	103	104	206	207	Other noninterest expense (2018) Salaries and employee benefits (2017)
Recognized net actuarial loss (2)	(555)	(439)	(1,077)	(877)	Other noninterest expense (2018) Salaries and employee benefits (2017)
Defined benefit pension plan total	(452)	(335)	(871)	(670)
Total reclassifications for the period, before tax	$(482)	$503	$(901)	$684
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

At June 30, 2018, the Company had a total counterparty notional amount outstanding of $1.2 billion, spread among fourteen counterparties, with an outstanding asset from these contracts of $21.8 million. At December 31, 2017, the Company had a total counterparty notional amount outstanding of $837.5 million, spread among thirteen counterparties, with an outstanding liability from these contracts of $1.3 million.

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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		June 30, 2018			December 31, 2017
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$1,179,156	$3,261	$(24,306)	$837,040	$7,153	$(5,529)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	1,179,156	24,306	(3,259)	837,040	5,529	(7,158)
Total		$2,358,312	$27,567	$(27,565)	$1,674,080	$12,682	$(12,687)

In connection with its use of derivative instruments, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties. First Financial classifies the derivative cash collateral outstanding with its counterparties as an adjustment to the fair value of the derivative contracts within Accrued interest and other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$27,567	$(7,152)	$20,415	$12,687	$2,279	$14,966

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2018:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$1,179,156	4.8	$(21,045)	4.50%	4.25%
Pay fixed, matched interest rate swaps with counterparty	1,179,156	4.8	21,047	4.25%	4.50%
Total client derivatives	$2,358,312	4.8	$2	4.37%	4.37%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $146.3 million as of June 30, 2018 and $95.9 million as of December 31, 2017. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.1 million at both June 30, 2018 and December 31, 2017.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2018, the notional amount of the IRLCs was $37.2 million and the notional amount of forward commitments was $35.6 million. As of December 31, 2017, the notional amount of IRLCs was $12.3 million and the notional amount of forward commitments was $15.4 million. The fair value of these agreements was insignificant at both June 30, 2018 and $0.1 million December 31, 2017 and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including standby letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of nonperformance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses inherent in letters of credit and outstanding loan commitments and records the reserve within Accrued interest and other liabilities on the Consolidated Balance Sheets. First Financial had $1.1 million and $0.5 million of reserves for unfunded commitments as of June 30, 2018 and December 31, 2017, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.9 billion and $2.1 billion at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, loan commitments with a fixed interest rate totaled $215.8 million while commitments with variable interest rates totaled $2.6 billion. At December 31, 2017, loan commitments with a fixed interest rate totaled $44.3 million while commitments with variable interest rates totaled $2.0 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $35.6 million and $25.3 million at June 30, 2018 and December 31, 2017, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $34.3 million and $35.9 million as of June 30, 2018 and December 31, 2017, respectively. The Company recognized tax credits of $1.2 million and $0.8 million and $2.3 million and $1.6 million for the three months and six months ended June 30, 2018 and 2017, respectively. The Company recognized amortization expense which was included in income tax expense of $1.6 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively and $2.8 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2018 or December 31, 2017.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $2.9 million at June 30, 2018 and $3.0 million at December 31, 2017. The maximum exposure to loss related to these investments was $2.9 million at June 30, 2018 and $3.0 million at December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended June 30, 2018 and 2017, and $0.2 million and $0.3 million of tax credits for the six months ended June 30, 2018 and 2017, respectively.

Contingencies/Litigation. From time to time, First Financial and its subsidiaries may be engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2018. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2018 or December 31, 2017.

NOTE 11:  INCOME TAXES

For the second quarter 2018, income tax expense was $9.3 million, resulting in an effective tax rate of 20.4% compared with income tax expense of $11.2 million and an effective tax rate of 33.0% for the comparable period in 2017. For the first six months of 2018, income tax expense was $17.0 million, resulting in an effective tax rate of 20.2% compared with income tax expense of $21.7 million and an effective tax rate of 31.5% for the comparable period in 2017. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. As a result, First Financial valued its deferred tax assets and liabilities as well as its investments in affordable housing projects utilizing a 21% federal rate during the first half of 2018 compared to a 35% rate in the first half of 2017.

ASU 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment Accounting, requires the recognition of the income tax effects of share-based awards through the income statement as a component of income tax expense. First Financial recorded a $0.1 million tax benefit as a result of share awards vesting and exercised during the second quarter of 2018 and $0.5 million and $1.2 million for the first six months of 2018 and 2017, respectively. Tax benefits resulting from the vesting and exercise of share awards in the second quarter of 2017 were insignificant.

At both June 30, 2018 and December 31, 2017, First Financial had $2.9 million of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes that, if recognized, would favorably affect the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2018 and December 31, 2017, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2018, or the year ended December 31, 2017, and does not expect to make cash contributions to the plan through the remainder of 2018. As a result of the plan’s actuarial projections, which included consideration of the impact of the merger with MSFG, First Financial recorded expense of $0.3 million for the three months ended June 30, 2018 and $0.2 million for the six months ended June 30, 2018. Conversely, First Financial recorded income of $0.3 million for the three months ended June 30, 2017 and $0.6 million for the six months ended June 30, 2017.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$1,735	$1,239	$3,030	$2,477
Interest cost	601	589	1,191	1,178
Expected return on assets	(2,450)	(2,481)	(4,910)	(4,962)
Amortization of prior service cost	(103)	(104)	(206)	(207)
Net actuarial loss	555	439	1,077	877
Net periodic benefit cost (income)	$338	$(318)	$182	$(637)

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

Trust and wealth management fees. Trust and wealth management fees are primarily asset-based, but can also include flat fees based upon a specific service rendered, such as tax preparation services. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fees. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and wealth management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, as incurred.

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2018 was $8.1 million, which was partially offset by $2.8 million of expenses within Noninterest income. Gross interchange income for the first six months of 2018 was $13.5 million, which was partially offset by $4.8 million of expenses.

Gain/loss on sale of OREO. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectibility of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

Other. Other noninterest income consists of other recurring revenue streams such as transaction fees, safe deposit rental income, insurance commissions, merchant referral income and brokerage revenue. Transaction fees primarily include check printing sales commissions, collection fees and wire transfer fees which arise from in-branch transactions. Safe deposit rental income arises from services charged to the customer on an annual basis and recognized upon receipt of payment. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by First Financial to the service provider. Revenue is recognized at the point in time when the transaction occurs. Brokerage revenue represents fees from investment brokerage services provided to customers by a third party provider. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are paid the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, investment brokerage fees are presented net of related costs.

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income available to common shareholders	$36,418	$22,736	$66,924	$47,150

Denominator
Basic earnings per common share - weighted average shares	97,347,533	61,543,478	79,599,709	61,471,347
Effect of dilutive securities
Employee stock awards	545,374	625,031	504,914	649,706
Warrants	539,165	65,513	524,872	66,420
Diluted earnings per common share - adjusted weighted average shares	98,432,072	62,234,022	80,629,495	62,187,473

Earnings per share available to common shareholders
Basic	$0.37	$0.37	$0.84	$0.77
Diluted	$0.37	$0.37	$0.83	$0.76

First Financial has two categories of warrants outstanding to purchase the Company's common stock as of June 30, 2018. The first type of warrant represents the right to purchase one share of common stock, no par value per share, and has an exercise price of $12.11 per share. First Financial had warrants outstanding to purchase 22,698 and 112,233 shares of First Financial's common stock as of June 30, 2018 and 2017, respectively and these warrants expire in December of 2018. The second category of warrant was acquired in the MSFG merger and the Company had one such warrant outstanding as of June 30, 2018.

This warrant represents the right to purchase 793,520 shares of First Financial's common stock at an exercise price of $10.72 per share and expires in January 2019.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2018 and June 30, 2017.

NOTE 15:  FAIR VALUE DISCLOSURES

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2018
Financial assets
Cash and short-term investments	$254,582	$254,582	$254,582	$0	$0
Investment securities held-to-maturity	443,957	435,785	0	435,785	0
Other investments	95,004	N/A	N/A	N/A	N/A
Loans held for sale	15,821	15,821	0	15,821	0
Loans and leases	8,830,505	8,847,519	0	0	8,847,519
Accrued interest receivable	40,152	40,152	0	13,939	26,213

Financial liabilities
Deposits	10,103,747	10,073,140	0	10,073,140	0
Short-term borrowings	1,188,303	1,188,303	1,188,303	0	0
Long-term debt	469,423	462,478	0	462,478	0
Accrued interest payable	9,550	9,550	1,577	7,973	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2017
Financial assets
Cash and short-term investments	$184,624	$184,624	$184,624	$0	$0
Investment securities held-to-maturity	654,008	653,101	0	653,101	0
Other investments	53,140	N/A	N/A	N/A	N/A
Loans held for sale	11,502	11,502	0	11,502	0
Loans and leases	5,959,162	6,006,656	0	0	6,006,656
Accrued interest receivable	24,496	24,496	0	8,265	16,231

Financial liabilities
Deposits	6,895,046	6,884,615	0	6,884,615	0
Short-term borrowings	814,565	814,565	814,565	0	0
Long-term debt	119,654	117,908	0	117,908	0
Accrued interest payable	5,104	5,104	204	4,900	0

N/A = Not applicable

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2018
Assets
Derivatives	$0	$28,113	$0	$28,113
Investment securities available-for-sale	7,737	2,647,172	0	2,654,909
Total	$7,737	$2,675,285	$0	$2,683,022

Liabilities
Derivatives	$0	$27,624	$0	$27,624

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2017
Assets
Derivatives	$0	$12,757	$0	$12,757
Investment securities available-for-sale	2,969	1,346,439	0	1,349,408
Total	$2,969	$1,359,196	$0	$1,362,165

Liabilities
Derivatives	$0	$12,755	$0	$12,755

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2018
Assets
Impaired loans	$0	$0	$531
OREO	0	0	284

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2017
Assets
Impaired loans	$0	$0	$2,671
OREO	0	0	1,086

NOTE 16:  BUSINESS COMBINATIONS

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Therefore, results of MSFG have been included in the results of operations beginning on April 1, 2018. Under the terms of the merger agreement, shareholders of MSFG received 1.3875 common shares of First Financial common stock for each share of MSFG common stock, with cash paid in lieu of fractional shares. Including outstanding options and warrants to purchase MSFG common stock, the total purchase consideration was $1.1 billion and resulted in goodwill of $678.9 million. The goodwill arising from the acquisition largely reflected synergies and cost savings resulting from combining the operations of the companies. First Financial incurred $25.9 million of merger related expenses related to the acquisition of MSFG during the six months ended June 30, 2018.

The acquisition is expected to provide additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

The MainSource transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  The Company continues to finalize the fair values of loans, intangible assets and liabilities. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than April 2019.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value. As a condition of the merger, acquired assets and liabilities held for sale were divested subsequent to the closing of the merger. There was no gain or loss recorded in the Consolidated Statement of Income in conjunction with the divestiture.

(Dollars in thousands)	MainSource
Purchase consideration
Cash consideration	$43
Stock consideration	1,045,876
Warrant consideration	14,460
Options consideration	1,577
Total purchase consideration	1,061,956

Assets acquired
Cash	71,681
Investment securities available-for-sale	901,008
Investment securities held-to-maturity	171,423
Other investments	28,763
Loans	2,791,954
Premises and equipment	99,098
Other real estate owned	1,361
Intangible assets	41,750
Other assets	155,945
Assets held for sale	127,775
Total assets acquired	4,390,758

Liabilities assumed
Deposits	3,264,038
Subordinated notes	49,027
FHLB advances	291,887
Other borrowings	205,620
Other liabilities	21,449
Liabilities held for sale	175,722
Total liabilities assumed	4,007,743

Net identifiable assets	383,015
Goodwill	$678,941

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2017. The pro forma information includes adjustments for interest income on acquired loans, amortization of intangible assets arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, merger-related expenses incurred and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. The disclosures regarding the results of operations for MSFG subsequent to its acquisition date are omitted as this information is not practical to obtain. The Company converted MSFG's core system in the second quarter of 2018, which is the same quarter as its acquisition date.

	Six months ended
	June 30,
(Dollars in thousands, except per share data)	2018	2017
Pro Forma Condensed Combined Income Statement Information
Net interest income	$242,130	$219,984
Net income	$106,556	$58,755
Basic earnings per share	$1.09	$0.61
Diluted earnings per share	$1.08	$0.60

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition. Additionally, due to impact from the merger with MSFG in the second quarter of 2018, certain prior period comparisons may not be discussed in these statements as historical points of comparison are not presented on a combined pro forma basis unless otherwise noted.

SUMMARY

First Financial is a $13.9 billion financial holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana, Kentucky and Illinois through its subsidiaries.  These subsidiaries include the Bank, which is an Ohio-chartered commercial bank, operating 158 banking centers and 194 ATMs at June 30, 2018. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.7 billion in assets under management as of June 30, 2018 and provides wealth planning, portfolio management, trust and estate, brokerage and retirement plan services.

MARKET STRATEGY AND BUSINESS COMBINATIONS

First Financial’s goal is to develop a competitive advantage by utilizing a local market focus to provide a superior level of service and build long-term relationships with clients to help them reach greater levels of financial success. First Financial serves a combination of metropolitan and non-metropolitan markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint. Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.  First Financial's investment in non-metropolitan markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. The merger positions the combined company to better serve the complementary geographies of Ohio, Indiana, Kentucky and Illinois by creating a higher performing bank with greater scale and capabilities. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.1 billion. In the merger, First Financial acquired total assets of $4.4 billion, loans of $2.9 billion and deposits of $3.4 billion, resulting in goodwill of $678.9 million.

The MainSource transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  As a result, the fair value adjustments are preliminary and may change as information becomes available, but no later than the second quarter of 2019.

See Note 16 – Business Combinations in the Notes to Consolidated Financial Statements, for further discussion of the merger with MSFG.

OVERVIEW OF OPERATIONS

Second quarter 2018 net income was $36.4 million and earnings per diluted common share were $0.37. This compares with second quarter 2017 net income of $22.7 million and earnings per diluted common share of $0.37. For the six months ended
June 30, 2018, net income was $66.9 million, and earnings per diluted common share were $0.83. This compares with net income of $47.2 million and earnings per diluted common share of $0.76 for the first six months of 2017.

Return on average assets for the second quarter 2018 was 1.05% compared to 1.06% for the same period in 2017 and return on average shareholders’ equity for the second quarter 2018 was 7.30% compared to 10.25% for the second quarter 2017. Return on average assets for the six months ended June 30, 2018 was 1.18% compared to 1.12% for the same period in 2017, and return on average shareholders' equity was 9.19% and 10.80% for the first six months of 2018 and 2017, respectively.

A discussion of First Financial's results of operations for the three and six months ended June 30, 2018 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net interest income	$123,979	$68,520	$199,791	$137,452
Tax equivalent adjustment	1,420	1,294	2,138	2,519
Net interest income - tax equivalent	$125,399	$69,814	$201,929	$139,971

Average earning assets	$12,120,000	$7,855,564	$10,115,063	$7,776,082

Net interest margin (1)	4.10%	3.50%	3.98%	3.56%
Net interest margin (fully tax equivalent) (1)	4.15%	3.56%	4.03%	3.63%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2018 was $124.0 million, and increased $55.5 million, or 80.9%, from second quarter 2017 net interest income of $68.5 million.  The increase in net interest income for the second quarter 2018 as compared to the same period in 2017 was primarily driven by a $66.6 million, or 82.4%, increase in interest income, which was partially offset by an $11.1 million, or 90.7%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the second quarter 2018 was $125.4 million compared to $69.8 million for the second quarter 2017. Net interest income on a fully tax equivalent basis for the six months ended June 30, 2018 was $201.9 million compared to $140.0 million for the same period of the prior year.

Net interest margin on a fully tax equivalent basis increased 59 bps to 4.15% for the second quarter 2018 compared to 3.56% for the comparable quarter in 2017.  The increase in net interest margin was driven by higher earning asset yields, which more than offset higher funding costs and a lower tax equivalent adjustment. Higher earning asset yields resulted from higher interest rates and the impact from purchase accounting accretion while rising rates and shifts in funding mix drove higher costs during the period. Net interest margin on a fully tax equivalent basis for the six months ended June 30, 2018 was 4.03%, an increase of 40 bps over the same period in 2017.

Higher interest income primarily resulted from a merger related increase in average earning assets from $7.9 billion in the second quarter 2017 to $12.1 billion in the second quarter 2018, as well as an increase in the yield on earning assets over those same periods from 4.13% to 4.88%, respectively. The increase in average earning assets included an increase in average loan balances of $3.1 billion, or 54.0%, and a $1.1 billion, or 55.1% increase in average investment security balances in the second quarter 2018 compared to the second quarter 2017. The yield on earning assets was impacted by higher interest earned on loans and investment securities, reflecting recent increases in interest rates, the impact from purchase accounting and slower investment prepayment speeds.

Interest expense increased as a result of higher interest-bearing liability balances, as well as higher rates paid on deposits and borrowed funds during the period. Higher interest-bearing liabilities were driven by a $2.9 billion, or 57.5%, increase in average interest-bearing deposits from the second quarter 2017 as a result of the merger coupled with strong deposit generation efforts in recent quarters, in addition to higher long-term debt balances resulting from the merger and the implementation of funding strategies aligned with the Company's post-merger balance sheet. Rising interest rates and a deposit mix shift in recent periods contributed to a 6 bps increase in deposit costs from 69 bps for the second quarter 2017 to 75 bps for the second quarter 2018, while rising rates drove the costs of borrowed funds higher during 2018.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,157,339	3.16%	$2,035,334	2.77%	$2,603,139	3.12%	$1,971,372	2.76%
Interest-bearing deposits with other banks	29,261	2.43%	20,293	1.11%	28,173	2.03%	30,582	0.90%
Gross loans (1)	8,933,400	5.49%	5,799,937	4.61%	7,483,751	5.31%	5,774,128	4.63%
Total earning assets	12,120,000	4.88%	7,855,564	4.13%	10,115,063	4.74%	7,776,082	4.14%

Nonearning assets
Allowance for loan and lease losses	(55,318)		(57,379)		(55,168)		(57,917)
Cash and due from banks	224,824		116,123		170,760		115,922
Accrued interest and other assets	1,666,854		668,653		1,176,774		662,409
Total assets	$13,956,360		$8,582,961		$11,407,429		$8,496,496

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,573,150	0.36%	$1,483,186	0.27%	$1,997,574	0.37%	$1,483,803	0.23%
Savings	3,196,059	0.54%	2,408,950	0.69%	2,825,437	0.58%	2,317,338	0.59%
Time	2,192,196	1.50%	1,164,087	1.23%	1,831,323	1.47%	1,198,667	1.20%
Total interest-bearing deposits	7,961,405	0.75%	5,056,223	0.69%	6,654,334	0.76%	4,999,808	0.63%
Borrowed funds
Short-term borrowings	916,617	1.81%	875,481	0.94%	829,048	1.65%	862,175	0.81%
Long-term debt	491,407	3.65%	119,651	5.16%	309,883	3.94%	119,628	5.19%
Total borrowed funds	1,408,024	2.45%	995,132	1.45%	1,138,931	2.28%	981,803	1.35%
Total interest-bearing liabilities	9,369,429	1.00%	6,051,355	0.81%	7,793,265	0.98%	5,981,611	0.75%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,421,230		1,513,995		1,998,251		1,506,587
Other liabilities	165,608		128,007		148,172		127,838
Shareholders' equity	2,000,093		889,604		1,467,741		880,460
Total liabilities and shareholders' equity	$13,956,360		$8,582,961		$11,407,429		$8,496,496

Net interest income	$123,979		$68,520		$199,791		$137,452

Net interest spread		3.88%		3.32%		3.76%		3.39%
Contribution of noninterest-bearing sources of funds		0.22%		0.18%		0.22%		0.17%
Net interest margin (2)		4.10%		3.50%		3.98%		3.56%

Tax equivalent adjustment		0.05%		0.06%		0.05%		0.07%
Net interest margin (fully tax equivalent) (2)		4.15%		3.56%		4.03%		3.63%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2018			Changes for the six months ended June 30, 2018
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$2,004	$8,853	$10,857	$3,457	$9,766	$13,223
Interest-bearing deposits with other banks	67	54	121	171	(24)	147
Gross loans (1)	12,718	42,894	55,612	19,694	45,052	64,746
Total earning assets	14,789	51,801	66,590	23,322	54,794	78,116
Interest-bearing liabilities
Total interest-bearing deposits	717	5,398	6,115	3,249	6,239	9,488
Borrowed funds
Short-term borrowings	1,896	185	2,081	3,584	(272)	3,312
Long-term debt	(450)	3,385	2,935	(741)	3,718	2,977
Total borrowed funds	1,446	3,570	5,016	2,843	3,446	6,289
Total interest-bearing liabilities	2,163	8,968	11,131	6,092	9,685	15,777
Net interest income	$12,626	$42,833	$55,459	$17,230	$45,109	$62,339
(1) Loans held for sale, nonaccrual loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Second quarter 2018 noninterest income was $28.3 million, increasing $10.8 million, or 61.9%, from $17.5 million in the second quarter of 2017. This increase resulted from merger-driven increases in service charges on deposit accounts, trust and wealth management fees, bankcard income and net gains from sales of loans. Other noninterest income was $5.9 million for the quarter, which was a $3.8 million increase compared to $2.1 million in the second quarter of 2017. In addition to merger-related growth, other noninterest income was positively impacted in the second quarter of 2018 by a non-resident tax refund and benefits received on BOLI policies. Second quarter 2018 noninterest income was in line with management's expectations for the Company's performance subsequent to the merger, although changes in mix are expected as certain income streams are subject to seasonal variance.

Noninterest income for the six months ended June 30, 2018 was $45.2 million, increasing $10.4 million, or 29.8%, from $34.8 million in the first two quarters of 2017. Similar to the three month period changes previously described, higher noninterest income was primarily the result of the scale created from the merger as service charges on deposit accounts, bankcard income, gain on sale of loans, derivative fees and other noninterest income increased during the period. These increases were partially offset by a decline in gains on the sale of investment securities.

NONINTEREST EXPENSE

Second quarter 2018 noninterest expense was $102.8 million compared to $51.6 million for the second quarter 2017. The increase from the comparable quarter in 2017 included increases across all noninterest expense categories as the Company incurred $23.9 million of merger-related expenses, in addition to general increases in expense levels due to the scale created by the merger. As of June 30, 2018, the majority of merger-related activity is complete, and management remains focused on efficiency while also making strategic investments to support the continued success of the Company.

Noninterest expense for the six months ending June 30, 2018 was $155.0 million, compared to $102.6 million for the first six months of 2017 with similar increases across all noninterest expense categories. As with the three month period previously discussed, the Company incurred higher expenses due to the changes in size and scale of the Company post-merger, in addition to incurring one-time merger related expenses of $25.9 million during the period.

INCOME TAXES

Income tax expense was $9.3 million for the second quarter of 2018, resulting in an effective tax rate of 20.4% compared to $11.2 million and 33.0% for the comparable period in 2017. Income tax expense was $17.0 million for the first six months of 2018, resulting in an effective tax rate of 20.2% compared to $21.7 million and 31.5% for the same period in 2017. The lower effective tax rate during 2018 related primarily to the Tax Cuts and Jobs Act which lowered the Company's statutory federal tax rate from 35% to 21% effective January 1, 2018.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2018 is expected to be approximately 19.5%.

LOANS

Loans, excluding loans held for sale, totaled $8.9 billion as of June 30, 2018, and increased $2.9 billion, or 47.8%, compared to December 31, 2017.  The increase in loan balances from December 31, 2017 was largely attributable to the acquisition of $2.8 billion of loans in conjunction with the MSFG merger, net of branch divestitures.

Second quarter 2018 average loans, excluding loans held for sale, increased $3.1 billion, or 54.3%, from the second quarter 2017.  Increases in average loan balances were attributable to the merger, strong organic loan growth in recent periods and funding of prior period commitments. Organic loan growth in recent periods reflects the Company's sales efforts, expanded presence in key metropolitan markets and investment in a diversified product suite, however absent the impact from the merger, loan balances were relatively flat in the second quarter of 2018 due lower loan origination and higher prepayment activity.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. The majority of the purchased impaired loans were previously covered under loss sharing agreements. First Financial had purchased impaired loans totaling $117.2 million at June 30, 2018, which included $24.1 million acquired in the merger with MSFG. First Financial had $105.0 million of purchased impaired loans at December 31, 2017. These balances exclude contractual interest not yet accrued.

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

Nonperforming assets were $64.2 million, or 46 bps as a percent of total assets, at June 30, 2018 compared to $44.4 million and 50 bps as of December 31, 2017. The increase included a $16.4 million increase in nonaccrual balances and a $4.3 million increase in accruing TDRs, which were partially offset by a $0.9 million decline in OREO balances during the period. Higher nonperforming loans at June 30, 2018 were primarily driven by the merger in addition to two commercial relationships downgraded to nonaccrual status during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs that are acquired are no longer classified as such.  Generally, if the acquired loan is performing under the current restructured terms, and there is no indication the borrower will not be able to continue paying, it would be classified as a purchased performing loan, and accounted for under ASC 310-20. If the restructured loan is below a current market rate for a loan with similar credit risks, the loan is generally classified as a purchased impaired loan and accounted for under ASC 310-30. TDRs totaled $27.8 million at June 30, 2018, which is a $3.8 million increase from $23.9 million at December 31, 2017.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, increased to $139.3 million as of June 30, 2018 compared to $87.3 million at December 31, 2017 primarily related to the acquisition of MSFG. Classified assets as a percentage of total assets was 1.0% at June 30, 2018, which was relatively unchanged from 98 bps as of December 31, 2017.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of June 30, 2018 and the four previous quarters.

	Quarter ended
	2018		2017
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$3,448	$6,275	$5,229	$9,026	$15,099
Lease financing	0	0	82	87	94
Construction real estate	24	26	29	824	1,075
Commercial real estate	21,593	16,878	10,616	12,244	12,617
Residential real estate	9,278	3,324	4,140	4,333	4,442
Home equity	5,820	3,484	3,743	3,364	2,937
Installment	299	296	243	240	307
Nonaccrual loans	40,462	30,283	24,082	30,118	36,571
Accruing troubled debt restructurings	21,839	14,943	17,545	19,692	20,135
Total nonperforming loans	62,301	45,226	41,627	49,810	56,706
Other real estate owned	1,853	1,065	2,781	3,116	5,961
Total nonperforming assets	64,154	46,291	44,408	52,926	62,667
Accruing loans past due 90 days or more	311	529	61	84	124
Total underperforming assets	$64,465	$46,820	$44,469	$53,010	$62,791
Total classified assets	$139,300	$87,577	$87,293	$94,320	$98,391

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	133.65%	179.57%	224.32%	181.07%	150.05%
Nonperforming loans	86.80%	120.24%	129.77%	109.48%	96.77%
Total ending loans	0.61%	0.89%	0.90%	0.91%	0.93%
Nonperforming loans to total loans	0.70%	0.74%	0.69%	0.83%	0.97%
Nonperforming assets to
Ending loans, plus OREO	0.72%	0.76%	0.74%	0.89%	1.07%
Total assets	0.46%	0.52%	0.50%	0.60%	0.72%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.48%	0.51%	0.45%	0.56%	0.72%
Total assets	0.30%	0.35%	0.30%	0.38%	0.49%
Classified assets to total assets	1.00%	0.98%	0.98%	1.08%	1.13%
(1) Nonaccrual loans include nonaccrual TDRs of $5.9 million, $6.0 million, $6.4 million, $9.1 million, and $9.4 million as of June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion, or 22.9% of total assets at June 30, 2018 and $2.1 billion, or 23.1% of total assets, at December 31, 2017.  Securities available-for-sale totaled $2.7 billion at June 30, 2018 and $1.3 billion at December 31, 2017, while held-to-maturity securities totaled $444.0 million at June 30, 2018 and $654.0 million at December 31, 2017.

The Company's investment portfolio increased $1.1 billion, or 55.3%, during the first six months of 2018 as the Company acquired $1.1 billion of securities in its merger with MSFG. Also in conjunction with the merger, First Financial reclassified $367.9 million of investments held to maturity as available for sale to align with post-merger investment strategies. The duration of the investment portfolio was 3.6 years as of June 30, 2018 and 2.9 years as of December 31, 2017.

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

First Financial recorded a $19.0 million unrealized after-tax loss on the investment portfolio as a component of equity in accumulated other comprehensive income at June 30, 2018. The total unrealized loss on the investment portfolio increased $18.8 million from $0.2 million at December 31, 2017.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of June 30, 2018 were $10.1 billion compared to $6.9 billion at December 31, 2017. This $3.2 billion, or 46.5%, increase was driven by $3.3 billion of deposits acquired in conjunction with the Company's merger with MSFG, net of branch divestitures. As a result, noninterest-bearing demand deposits increased $809.9 million, or 48.7%, interest-bearing demand deposits increased $986.6 million, or 67.9%, savings deposits increased $625.3 million, or 25.4% and time deposits rose $786.9 million, or 59.7% compared to December 31, 2017. In addition to acquired balances, higher brokered CD balances contributed to the increase in time deposits. Brokered CDs are periodically used by First Financial as a lower cost alternative to short and long-term borrowings.

Average deposits for the second quarter 2018 increased $3.8 billion, or 58.0%, to $10.4 billion from $6.6 billion at June 30, 2017. The combination of the merger and strong organic deposit generation efforts in recent periods, including significant growth in money market deposits in light of rising interest rates, led to the increase in average balances. Average deposits for the six months ended June 30, 2018 were $8.7 billion compared to $6.5 billion for the same period period in 2017, an increase of $2.1 billion, or 33.0%.

Borrowed funds increased to $1.7 billion at June 30, 2018 from $934.2 million at December 31, 2017, due to the MSFG merger and the Company's overall funding needs. First Financial utilizes short-term borrowings and longer-term advances from the FHLB as wholesale funding sources. First Financial had $1.1 billion in short-term borrowings with the FHLB at June 30, 2018 and $742.3 million as of December 31, 2017. In addition to FHLB borrowings, short term borrowings included fed funds purchased and repurchase agreements of $88.1 million and $72.3 million at June 30, 2018 and December 31, 2017, respectively.

Total long-term debt was $469.4 million and $119.7 million at June 30, 2018 and December 31, 2017, respectively, and included subordinated notes, FHLB long term advances and an interest free loan with a municipality. As of June 30, 2018 and December 31, 2017, outstanding subordinated debt totaled $169.1 million and $118.6 million, respectively, which included prepaid debt issuance costs of $8.8 million and $1.4 million. Long-term debt also included FHLB long-term advances, which increased to $299.6 million at June 30, 2018 from $0.2 million as of December 31, 2017, as the Company implemented post-merger funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $287.1 million at June 30, 2018.

See Note 7 – Borrowings in the Notes to Consolidated Financial Statements, for further discussion of First Financial's borrowed funds.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets, and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2018 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.7 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2018.

First Financial maintains a short-term credit facility with an unaffiliated bank for $15.0 million that matured in July 2018, but is in the process of being extended. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this line of credit as of June 30, 2018 and December 31, 2017.

In conjunction with its merger with MSFG, First Financial acquired certain variable rate short-term borrowings with an unaffiliated bank. As of June 30, 2018, the balance outstanding was $8.3 million and the interest rate was 4.19%. This term debt is paid quarterly and matures in 2019.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as available-for-sale totaled $2.7 billion and $1.3 billion at June 30, 2018 and December 31, 2017, respectively.  Securities classified as held-to-maturity that are maturing within a short period of time are an additional source of liquidity and totaled $1.3 million and $21.8 million at June 30, 2018 and December 31, 2017, respectively.  Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At June 30, 2018, in addition to liquidity on hand of $254.6 million, First Financial had unused and available overnight wholesale funding of $3.0 billion, or 21.7% of total assets, to fund loan and deposit activities, in addition to other general corporate requirements.

Certain restrictions exist regarding the ability of First Financial’s subsidiary, First Financial Bank, to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances.  The approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $33.6 million for the first six months of 2018.  As of June 30, 2018, the Bank had retained earnings of $597.2 million, of which $141.1 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $72.0 million in cash at the parent company as of June 30, 2018, which approximates the Company’s regular annual shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $13.7 million and $4.2 million for the first six months of 2018 and 2017, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Management believes, as of June 30, 2018, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $356.9 million on a consolidated basis at June 30, 2018.

The following tables present the actual and required capital amounts and ratios as of June 30, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,142,718	11.15%	$653,511	6.38%	N/A	N/A	$717,580	7.00%
First Financial Bank	1,233,460	12.04%	652,992	6.38%	$665,796	6.50%	717,011	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	1,184,471	11.55%	807,278	7.88%	N/A	N/A	871,347	8.50%
First Financial Bank	1,233,564	12.04%	806,638	7.88%	819,441	8.00%	870,657	8.50%

Total capital to risk-weighted assets
Consolidated	1,369,231	13.36%	1,012,301	9.88%	N/A	N/A	1,076,370	10.50%
First Financial Bank	1,296,250	12.65%	1,011,498	9.88%	1,024,302	10.00%	1,075,517	10.50%

Leverage ratio
Consolidated	1,184,471	9.06%	522,726	4.00%	N/A	N/A	522,726	4.00%
First Financial Bank	1,233,564	9.44%	522,870	4.00%	653,588	5.00%	522,870	4.00%

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$755,735	10.63%	$408,746	5.75%	N/A	N/A	$497,604	7.00%
First Financial Bank	794,251	11.21%	407,220	5.75%	$460,336	6.50%	495,746	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	755,839	10.63%	515,376	7.25%	N/A	N/A	604,233	8.50%
First Financial Bank	794,355	11.22%	513,452	7.25%	566,567	8.00%	601,978	8.50%

Total capital to risk-weighted assets
Consolidated	929,148	13.07%	657,548	9.25%	N/A	N/A	746,406	10.50%
First Financial Bank	856,363	12.09%	655,093	9.25%	708,209	10.00%	743,619	10.50%

Leverage ratio
Consolidated	755,839	8.84%	342,198	4.00%	N/A	N/A	342,198	4.00%
First Financial Bank	794,355	9.29%	342,113	4.00%	427,642	5.00%	342,113	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.19 per common share on June 15, 2018 to shareholders of record as of June 1, 2018. Additionally, First Financial's board of directors authorized a dividend of $0.20 per common share, payable on September 17, 2018 to shareholders of record as of September 3, 2018.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the three and six month periods ending June 30, 2018 and 2017. At June 30, 2018, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the period.

Shareholders' Equity. Total shareholders’ equity at June 30, 2018 was $2.0 billion compared to $930.7 million at June 30, 2017. This increase was the result of the merger with MSFG in the second quarter of 2018.

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

The ALLL was $54.1 million as of June 30, 2018 and $54.0 million as of December 31, 2017, and as a percentage of period-end loans, the ALLL was 0.61% as of June 30, 2018 compared to 0.90% as of December 31, 2017. The ALLL is consistent with the Company's stable credit outlook and classified asset balances, while the decline in the ALLL as a percentage of period end loans is consistent with GAAP for acquired loans as these loans are recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. At June 30, 2018, the fair value of acquired MSFG loans included a $33.1 million credit adjustment.

The ALLL as a percentage of nonaccrual loans was 133.65% at June 30, 2018 and 224.32% at December 31, 2017. The ALLL as a percentage of nonperforming loans, including accruing TDRs, declined to 86.80% as of June 30, 2018 from 129.77% as of December 31, 2017 due to a $20.7 million, or 49.7%, increase in nonperforming loans. The increase in nonperforming loans was primarily attributed to the merger, coupled with two commercial relationships downgraded to nonaccrual status during the period, which offset the Company's resolution efforts and positive credit risk rating migration.

Second quarter 2018 net charge-offs were $4.0 million, or 0.18% of average loans and leases on an annualized basis, compared to net charge-offs of $0.3 million, or 0.02% of average loans and leases on an annualized basis for the comparable quarter in 2017. The increase in net charge-offs was primarily related to a single agriculture relationship charged down during the period. For the six months ended June 30, 2018, net charge-offs were $6.0 million, or 0.16% of annualized average loans, compared to $3.9 million, or 0.14% of annualized average loans for the same period of 2017.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Second quarter 2018 provision expense of $3.7 million approximated second quarter charge-offs. This compared to a provision of $0.5 million during the second quarter in 2017. For the six months ended June 30, 2018, provision expense was $6.0 million, compared to $0.8 million for the same period of 2017.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Six months ended
	2018		2017			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	2018	2017
Allowance for loan and lease loss activity
Balance at beginning of period	$54,380	$54,021	$54,534	$54,873	$56,326	$54,021	$57,961
Provision for loan losses	3,735	2,303	(205)	2,953	467	6,038	834
Gross charge-offs
Commercial and industrial	4,356	885	1,264	4,122	3,065	5,241	4,808
Lease financing	0	0	0	0	0	0	0
Construction real estate	0	0	1	0	0	0	0
Commercial real estate	78	2,176	10	58	485	2,254	970
Residential real estate	101	96	128	23	223	197	284
Home equity	385	242	278	71	384	627	564
Installment	218	16	26	24	126	234	175
Credit card	684	254	209	201	215	938	447
Total gross charge-offs	5,822	3,669	1,916	4,499	4,498	9,491	7,248
Recoveries
Commercial and industrial	518	436	370	325	693	954	955
Lease financing	1	0	0	0	1	1	1
Construction real estate	0	0	0	0	89	0	89
Commercial real estate	887	752	480	585	1,398	1,639	1,654
Residential real estate	70	26	77	70	59	96	68
Home equity	187	429	589	110	222	616	328
Installment	82	48	46	74	43	130	114
Credit card	38	34	46	43	73	72	117
Total recoveries	1,783	1,725	1,608	1,207	2,578	3,508	3,326
Total net charge-offs	4,039	1,944	308	3,292	1,920	5,983	3,922
Ending allowance for loan and lease losses	$54,076	$54,380	$54,021	$54,534	$54,873	$54,076	$54,873

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.46%	0.10%	0.19%	0.82%	0.53%	0.33%	0.44%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	0.00%	0.00%	0.00%	0.00%	(0.08)%	0.00%	(0.04)%
Commercial real estate	(0.11)%	0.23%	(0.07)%	(0.08)%	(0.15)%	0.04%	(0.06)%
Residential real estate	0.01%	0.06%	0.04%	(0.04)%	0.13%	0.03%	0.09%
Home equity	0.10%	(0.16)%	(0.25)%	(0.03)%	0.14%	0.00%	0.10%
Installment	0.37%	(0.32)%	(0.19)%	(0.43)%	0.65%	0.22%	0.24%
Credit card	5.38%	1.90%	1.39%	1.39%	1.28%	3.67%	1.50%
Total net charge-offs	0.18%	0.13%	0.02%	0.22%	0.13%	0.16%	0.14%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 59% in its interest rate risk modeling as of June 30, 2018. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2018, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.30)%	1.12%	1.81%
NII-Year 2	(6.67)%	1.75%	2.94%
EVE	(3.78)%	0.06%	0.62%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of June 30, 2018. The projected results for NII and EVE continued to reflect modest asset sensitivity during the second quarter of 2018. Second quarter results migrated closer to neutral following the MSFG merger as the combined company has a lower mix of floating rate assets and implemented longer term funding strategies. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2018 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	2.83%	(0.60)%	4.95%	(1.33)%
NII-Year 2	3.46%	0.04%	6.06%	(0.19)%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2017 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2018.

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

FORWARD-LOOKING STATETMENT

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as ‘‘believes,’’ ‘‘anticipates,’’ “likely,” “expected,” “estimated,” ‘‘intends’’ and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward looking statements include, but are not limited to, statements we make about (i) our future operating or financial performance, including revenues, income or loss and earnings or loss per share, (ii) future common stock dividends, (iii) our capital structure, including future capital levels, (iv) our plans, objectives and strategies, and (v) the assumptions that underlie our forward-looking statements.

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the possibility that any of the anticipated benefits of the Company’s recent merger with MainSource Financial Group, Inc. will not be realized or will not be realized within the expected time period; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation. Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2017, as well as its other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
May 1 to May 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	3,800	31.65	N/A	N/A
June 1 to June 30, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	15,954	32.50	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	19,754	$32.34	N/A

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	8/8/2018	Date	8/8/2018