Form 10-Q
period 2018-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2018-11-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/6/2018
Common stock, No par value	97,907,701

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated other comprehensive income	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ATM	Automated teller machine	FRB	Federal Reserve Bank
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	HTM	Held-to-maturity
Bp/bps	Basis point(s)	Insignificant	Less than $0.1 million
BOLI	Bank Owned Life Insurance	IRLC	Interest Rate Lock Commitment
CDs	Certificates of deposit	MSFG	MainSource Financial Group, Inc.
C&I	Commercial & Industrial	N/A	Not applicable
CRE	Commercial real estate	NII	Net interest income
Company	First Financial Bancorp.	OREO	Other real estate owned
ERM	Enterprise risk management	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	TDR	Troubled debt restructuring
Fair Value Topic	FASB ASC Topic 825, Financial Instruments

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$193,288	$150,650
Interest-bearing deposits with other banks	28,989	33,974
Investment securities available-for-sale, at fair value (amortized cost $2,662,329 at September 30, 2018 and $1,348,227 at December 31, 2017)	2,626,726	1,349,408
Investment securities held-to-maturity (fair value $422,638 at September 30, 2018 and $653,101 at December 31, 2017)	434,369	654,008
Other investments	115,757	53,140
Loans held for sale	13,277	11,502
Loans and leases
Commercial & industrial	2,426,590	1,912,743
Lease financing	95,317	89,347
Construction real estate	565,077	467,730
Commercial real estate	3,868,143	2,490,091
Residential real estate	932,962	471,391
Home equity	816,133	493,604
Installment	97,413	41,586
Credit card	45,741	46,691
Total loans and leases	8,847,376	6,013,183
Less: Allowance for loan and lease losses	57,715	54,021
Net loans and leases	8,789,661	5,959,162
Premises and equipment	219,940	125,036
Goodwill and other intangibles	934,360	209,379
Accrued interest and other assets	486,300	350,664
Total assets	$13,842,667	$8,896,923

Liabilities
Deposits
Interest-bearing demand	$2,284,271	$1,453,463
Savings	3,134,944	2,462,420
Time	1,957,574	1,317,105
Total interest-bearing deposits	7,376,789	5,232,988
Noninterest-bearing	2,375,845	1,662,058
Total deposits	9,752,634	6,895,046
Federal funds purchased	123,452	72,265
FHLB short-term borrowings	1,170,800	742,300
Total short-term borrowings	1,294,252	814,565
Long-term debt	570,037	119,654
Total borrowed funds	1,864,289	934,219
Accrued interest and other liabilities	190,224	136,994
Total liabilities	11,807,147	7,966,259

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2018 and 68,730,731 in 2017	1,633,828	573,109
Retained earnings	564,545	491,847
Accumulated other comprehensive loss	(52,897)	(20,390)
Treasury stock, at cost, 6,367,268 shares in 2018 and 6,661,644 shares in 2017	(109,956)	(113,902)
Total shareholders' equity	2,035,520	930,664
Total liabilities and shareholders' equity	$13,842,667	$8,896,923

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans and leases, including fees	$123,397	$71,148	$320,607	$205,764
Investment securities
Taxable	21,801	13,150	56,315	37,356
Tax-exempt	3,807	1,537	9,532	4,347
Total interest on investment securities	25,608	14,687	65,847	41,703
Other earning assets	215	(917)	499	(2,932)
Total interest income	149,220	84,918	386,953	244,535
Interest expense
Deposits	14,672	10,335	39,764	25,939
Short-term borrowings	6,052	2,566	12,847	6,049
Long-term borrowings	5,011	1,538	11,066	4,616
Total interest expense	25,735	14,439	63,677	36,604
Net interest income	123,485	70,479	323,276	207,931
Provision for loan and lease losses	3,238	2,953	9,276	3,787
Net interest income after provision for loan and lease losses	120,247	67,526	314,000	204,144
Noninterest income
Service charges on deposit accounts	10,316	5,169	24,923	14,585
Trust and wealth management fees	3,728	3,324	11,379	10,476
Bankcard income	5,261	3,272	13,998	9,908
Client derivative fees	3,029	1,779	6,249	4,371
Net gain from sales of loans	1,739	1,455	4,643	3,998
Net gain (loss) on sales of investment securities	(167)	276	(197)	1,630
Other	4,778	7,667	12,883	12,792
Total noninterest income	28,684	22,942	73,878	57,760
Noninterest expenses
Salaries and employee benefits	50,852	33,827	137,485	97,121
Net occupancy	6,765	4,328	17,893	13,145
Furniture and equipment	4,072	2,161	11,410	6,474
Data processing	4,502	3,455	22,478	10,254
Marketing	2,502	649	5,947	2,141
Communication	785	430	2,362	1,345
Professional services	2,621	2,030	10,478	5,257
State intangible tax	1,223	721	3,066	2,163
FDIC assessments	734	1,051	2,951	3,001
Loss (gain) - other real estate owned	538	237	332	423
Other	10,821	5,554	26,056	15,720
Total noninterest expenses	85,415	54,443	240,458	157,044
Income before income taxes	63,516	36,025	147,420	104,860
Income tax expense	12,859	11,199	29,839	32,884
Net income	$50,657	$24,826	$117,581	$71,976
Net earnings per common share - basic	$0.52	$0.40	$1.37	$1.17
Net earnings per common share - diluted	$0.51	$0.40	$1.36	$1.16
Cash dividends declared per share	$0.20	$0.17	$0.58	$0.51
Average common shares outstanding - basic	97,411,201	61,577,619	85,602,116	61,507,160
Average common shares outstanding - diluted	98,484,228	62,189,637	86,639,927	62,185,874

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$50,657	$24,826	$117,581	$71,976
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(10,185)	1,501	(28,993)	7,064
Change in retirement obligation	347	213	1,164	615
Unrealized gain (loss) on derivatives	99	129	414	385
Other comprehensive income (loss)	(9,739)	1,843	(27,415)	8,064
Comprehensive income	$40,918	$26,669	$90,166	$80,040

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2017	68,730,731	$570,382	$437,188	$(28,443)	(6,751,179)	$(113,903)	$865,224
Net income			71,976				71,976
Other comprehensive income (loss)				8,064			8,064
Cash dividends declared:
Common stock at $0.51 per share			(31,576)				(31,576)
Warrant exercises		(82)			4,848	82	0
Exercise of stock options, net of shares purchased		(885)			53,303	903	18
Restricted stock awards, net of forfeitures		(1,696)			23,762	(1,087)	(2,783)
Share-based compensation expense		4,031					4,031
Balance at September 30, 2017	68,730,731	$571,750	$477,588	$(20,379)	(6,669,266)	$(114,005)	$914,954
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Impact of cumulative effect of change in accounting principles			5,092	(5,092)			0
Net income			117,581				117,581
Other comprehensive income (loss)				(27,415)			(27,415)
Cash dividends declared:
Common stock at $0.58 per share			(49,975)				(49,975)
Common stock issued in connection with business combinations	35,551,063	1,045,876					1,045,876
Stock options and warrants acquired and converted in connection with business combinations		16,037					16,037
Warrant exercises		(984)			57,530	984	0
Exercise of stock options, net of shares purchased		(282)			32,941	566	284
Restricted stock awards, net of forfeitures		(4,913)			203,905	2,396	(2,517)
Share-based compensation expense		4,985					4,985
Balance at September 30, 2018	104,281,794	$1,633,828	$564,545	$(52,897)	(6,367,268)	$(109,956)	$2,035,520

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Operating activities
Net income	$117,581	$71,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,276	3,787
Depreciation and amortization	17,326	9,504
Stock-based compensation expense	4,985	4,031
Pension expense (income)	521	(956)
Net amortization (accretion) on investment securities	8,209	7,916
Net (gain) loss on sales of investment securities	197	(1,630)
Originations of loans held for sale	(113,142)	(123,387)
Net gains from sales of loans held for sale	(4,643)	(3,998)
Proceeds from sales of loans held for sale	112,904	123,415
Deferred income taxes	(349)	3,977
Decrease (increase) cash surrender value of life insurance	(4,484)	(563)
Decrease (increase) in interest receivable	(4,264)	(4,069)
Decrease (increase) in indemnification asset	1,900	3,840
(Decrease) increase in interest payable	3,597	(1,052)
Decrease (increase) in other assets	(25)	1,247
(Decrease) increase in other liabilities	24,990	(1,046)
Net cash provided by (used in) operating activities	174,579	92,992

Investing activities
Proceeds from sales of securities available-for-sale	259,518	179,517
Proceeds from calls, paydowns and maturities of securities available-for-sale	271,597	158,454
Purchases of securities available-for-sale	(566,528)	(563,172)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	31,964	98,824
Purchases of securities held-to-maturity	(14,014)	(15,465)
Net decrease (increase) in interest-bearing deposits with other banks	4,985	47,663
Net decrease (increase) in loans and leases	(45,783)	(230,174)
Proceeds from disposal of other real estate owned	3,138	6,797
Purchases of premises and equipment	(15,544)	(4,798)
Net cash acquired from business combinations	64,941	0
Net cash paid for branch divestitures	(41,197)	0
Net cash provided by (used in) investing activities	(46,923)	(322,354)

Financing activities
Net (decrease) increase in total deposits	(406,450)	200,302
Net (decrease) increase in short-term borrowings	284,092	55,820
Payments on long-term debt	(52,274)	(94)
Proceeds from FHLB borrowings	150,000	0
Cash dividends paid on common stock	(60,670)	(30,708)
Proceeds from exercise of stock options	284	284
Net cash provided by (used in) financing activities	(85,018)	225,604

Cash and due from banks
Change in cash and due from banks	42,638	(3,758)
Cash and due from banks at beginning of period	150,650	121,598
Cash and due from banks at end of period	$193,288	$117,840

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$3,341,999	$0
Liabilities assumed	4,018,948	0
Goodwill	$676,949	$0
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements in the Company’s 2017 Form 10-K.

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

In January 2016, the FASB issued an update (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income. This update does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others, and will eliminate use of the available for sale classification for equity securities while providing a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. This update also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance in this ASU became effective in the first quarter of 2018 and did not have a material impact on the Consolidated Financial Statements. At adoption, an adjustment was made to move $0.2 million of net unrealized gain on AFS equity securities out of AOCI and into Retained Earnings since changes in fair values are now recognized in net income. Additionally, in accordance with the guidance, the Company measured the fair value of its financial instruments as of September 30, 2018 using an exit price notion. For further detail, see Note 15 – Fair Value Disclosures.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Given operating leases outstanding as of September 30, 2018, First Financial does not expect this ASU to have a material impact on the income statement, but does anticipate an increase in the Company's assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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
NOTE 3:  INVESTMENTS

For the three months ended September 30, 2018, proceeds on the sale of $43.3 million of AFS securities resulted in gains of $0.3 million and losses of $0.4 million. For the three months ended September 30, 2017, proceeds on the sale of $53.9 million of AFS securities resulted in gains of $0.4 million and losses of $0.1 million.

For the nine months ended September 30, 2018, proceeds on the sale of $259.5 million of AFS securities resulted in gains of $0.3 million and losses of $0.5 million. For the nine months ended September 30, 2017, proceeds on the sale of $179.6 million of AFS securities resulted in gains of $1.8 million and losses of $0.2 million. In addition to the sale of certain securities, First Financial reclassified $367.9 million of HTM securities to AFS to align with post-merger investment strategies during the second quarter 2018.

The following is a summary of HTM and AFS investment securities as of September 30, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(4)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	33,438	7	(600)	32,845
Mortgage-backed securities - residential	26,603	0	(1,615)	24,988	581,657	551	(14,262)	567,946
Mortgage-backed securities - commercial	150,223	0	(6,378)	143,845	362,874	118	(5,646)	357,346
Collateralized mortgage obligations	13,182	0	(727)	12,455	864,824	940	(15,436)	850,328
Obligations of state and other political subdivisions	244,361	275	(3,286)	241,350	247,206	1,533	(2,626)	246,113
Asset-backed securities	0	0	0	0	490,685	582	(1,499)	489,768
Other securities	0	0	0	0	81,546	1,039	(300)	82,285
Total	$434,369	$275	$(12,006)	$422,638	$2,662,329	$4,770	$(40,373)	$2,626,726

The following is a summary of held-to-maturity and available-for-sale investment securities as of December 31, 2017:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$98	$0	$(1)	$97
Securities of U.S. government agencies and corporations	11,168	0	(76)	11,092	15,695	220	0	15,915
Mortgage-backed securities - residential	162,093	2,042	(1,535)	162,600	290,793	849	(2,599)	289,043
Mortgage-backed securities - commercial	255,027	1,372	(3,000)	253,399	150,356	164	(1,417)	149,103
Collateralized mortgage obligations	143,545	354	(1,602)	142,297	306,095	1,158	(1,861)	305,392
Obligations of state and other political subdivisions	82,175	1,804	(266)	83,713	124,269	2,162	(676)	125,755
Asset-backed securities	0	0	0	0	377,655	1,628	(306)	378,977
Other securities	0	0	0	0	83,266	2,147	(287)	85,126
Total	$654,008	$5,572	$(6,479)	$653,101	$1,348,227	$8,328	$(7,147)	$1,349,408

The following table provides a summary of investment securities by contractual maturity as of September 30, 2018, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$3,932	$3,922
Due after one year through five years	275	277	72,831	72,633
Due after five years through ten years	18,337	18,274	138,584	139,591
Due after ten years	225,749	222,799	146,942	145,192
Mortgage-backed securities - residential	26,603	24,988	581,657	567,946
Mortgage-backed securities - commercial	150,223	143,845	362,874	357,346
Collateralized mortgage obligations	13,182	12,455	864,824	850,328
Asset-backed securities	0	0	490,685	489,768
Total	$434,369	$422,638	$2,662,329	$2,626,726

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2018 or December 31, 2017.

As of September 30, 2018, the Company's investment securities portfolio consisted of 1,414 securities, of which 909 were in an unrealized loss position. As of December 31, 2017, the Company's investment securities portfolio consisted of 775 securities, of which 237 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$95	$(4)	$95	$(4)
Securities of U.S. Government agencies and corporations	19,546	(411)	5,332	(189)	24,878	(600)
Mortgage-backed securities - residential	431,332	(8,695)	141,519	(7,182)	572,851	(15,877)
Mortgage-backed securities - commercial	281,842	(3,637)	151,185	(8,387)	433,027	(12,024)
Collateralized mortgage obligations	658,749	(10,407)	133,153	(5,756)	791,902	(16,163)
Obligations of state and other political subdivisions	304,298	(3,976)	37,683	(1,936)	341,981	(5,912)
Asset-backed securities	206,708	(1,125)	20,776	(374)	227,484	(1,499)
Other securities	17,901	(192)	4,678	(108)	22,579	(300)
Total	$1,920,376	$(28,443)	$494,421	$(23,936)	$2,414,797	$(52,379)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$97	$(1)	$0	$0	$97	$(1)
Securities of U.S. Government agencies and corporations	11,092	(76)	0	0	11,092	(76)
Mortgage-backed securities - residential	175,183	(1,109)	108,782	(3,025)	283,965	(4,134)
Mortgage-backed securities - commercial	132,818	(1,713)	72,139	(2,704)	204,957	(4,417)
Collateralized mortgage obligations	164,909	(1,138)	101,436	(2,325)	266,345	(3,463)
Obligations of state and other political subdivisions	38,450	(507)	21,639	(435)	60,089	(942)
Asset-backed securities	44,941	(200)	24,396	(106)	69,337	(306)
Other securities	2,605	(1)	7,124	(286)	9,729	(287)
Total	$570,095	$(4,745)	$335,516	$(8,881)	$905,611	$(13,626)

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

First Financial considers repayment performance to be the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by 90 days or more are generally classified as nonperforming. Additionally, consumer loans that have been modified in a TDR are classified as nonperforming. Purchased impaired loans are not classified as nonperforming as the loans are considered to be performing under FASB ASC Topic 310-30.

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,335,925	$552,973	$3,757,627	$92,551	$6,739,076
Special Mention	39,060	12,094	49,463	0	100,617
Substandard	51,605	10	61,053	2,766	115,434
Doubtful	0	0	0	0	0
Total	$2,426,590	$565,077	$3,868,143	$95,317	$6,955,127

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$919,440	$809,653	$97,097	$45,741	$1,871,931
Nonperforming	13,522	6,480	316	0	20,318
Total	$932,962	$816,133	$97,413	$45,741	$1,892,249

	As of December 31, 2017
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$1,882,464	$467,687	$2,446,999	$88,078	$4,885,228
Special Mention	6,226	0	4,436	0	10,662
Substandard	24,053	43	38,656	1,269	64,021
Doubtful	0	0	0	0	0
Total	$1,912,743	$467,730	$2,490,091	$89,347	$4,959,911

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$463,459	$489,148	$41,331	$46,691	$1,040,629
Nonperforming	7,932	4,456	255	0	12,643
Total	$471,391	$493,604	$41,586	$46,691	$1,053,272

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,991	$1,613	$2,662	$6,266	$2,414,484	$2,420,750	$5,840	$2,426,590	$0
Lease financing	0	0	0	0	95,317	95,317	0	95,317	0
Construction real estate	283	0	0	283	564,535	564,818	259	565,077	0
Commercial real estate	4,513	407	16,296	21,216	3,789,238	3,810,454	57,689	3,868,143	0
Residential real estate	2,796	1,828	2,825	7,449	888,367	895,816	37,146	932,962	0
Home equity	3,435	1,336	3,153	7,924	804,670	812,594	3,539	816,133	0
Installment	201	21	282	504	96,360	96,864	549	97,413	0
Credit card	301	179	144	624	45,117	45,741	0	45,741	144
Total	$13,520	$5,384	$25,362	$44,266	$8,698,088	$8,742,354	$105,022	$8,847,376	$144

	As of December 31, 2017
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$755	$1,657	$5,078	$7,490	$1,901,821	$1,909,311	$3,432	$1,912,743	$0
Lease financing	485	0	0	485	88,862	89,347	0	89,347	0
Construction real estate	234	0	0	234	467,216	467,450	280	467,730	0
Commercial real estate	1,716	201	8,777	10,694	2,419,969	2,430,663	59,428	2,490,091	0
Residential real estate	526	811	1,992	3,329	430,500	433,829	37,562	471,391	0
Home equity	2,716	394	1,753	4,863	485,127	489,990	3,614	493,604	0
Installment	179	29	205	413	40,529	40,942	644	41,586	0
Credit card	285	87	62	434	46,257	46,691	0	46,691	62
Total	$6,896	$3,179	$17,867	$27,942	$5,880,281	$5,908,223	$104,960	$6,013,183	$62

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure by the borrower to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if collection of future principal and interest payments is no longer doubtful.

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

First Financial had 187 TDRs totaling $25.0 million at September 30, 2018, including $20.3 million on accrual status and $4.7 million classified as nonaccrual. First Financial had an insignificant amount of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $2.3 million related to TDRs at September 30, 2018. For the three months ended September 30, 2018 and 2017, the Company charged off $0.7 million and $0.1 million, respectively, for the portion of TDRs determined to be uncollectible. For the nine months ended September 30, 2018 and 2017, the Company charged off $0.8 million and $0.2 million, respectively, for the portion of TDRs determined to be uncollectible. Additionally, as of September 30, 2018, $12.6 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2018 and 2017:

	Three months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	0	$0	$0	1	$45	$37
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	1	285	285
Residential real estate	1	148	143	6	416	315
Home equity	1	10	10	1	39	39
Installment	0	0	0	0	0	0
Total	2	$158	$153	9	$785	$676

	Nine months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	12	$7,149	$7,096	7	$5,724	$5,661
Construction real estate	0	0	0	0	0	0
Commercial real estate	6	2,119	2,088	7	1,791	1,734
Residential real estate	4	442	437	6	416	315
Home equity	1	10	10	1	39	39
Installment	0	0	0	0	0	0
Total	23	$9,720	$9,631	21	$7,970	$7,749

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Extended maturities	$143	$0	$3,031	$3,261
Adjusted interest rates	0	0	52	2,767
Combination of rate and maturity changes	0	285	0	465
Forbearance	0	354	6,199	1,181
Other (1)	10	37	349	75
Total	$153	$676	$9,631	$7,749
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

For the nine months ended September 30, 2018, there was one TDR, insignificant in amount, for which there was a payment default during the period that occurred within twelve months of the loan modification. There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three months ended September 30, 2018 or the three or nine month periods ended September 30, 2017.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$4,310	$5,229
Lease financing	0	82
Construction real estate	10	29
Commercial real estate	20,338	10,616
Residential real estate	11,365	4,140
Home equity	6,018	3,743
Installment	327	243
Nonaccrual loans	42,368	24,082
Accruing troubled debt restructurings	20,313	17,545
Total impaired loans	$62,681	$41,627
(1) Nonaccrual loans include nonaccrual TDRs of $4.7 million and $6.4 million as of September 30, 2018 and December 31, 2017, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,192	$761	$3,126	$2,735
Interest included in income
Nonaccrual loans	169	140	395	445
Troubled debt restructurings	187	168	500	563
Total interest included in income	356	308	895	1,008
Net impact on interest income	$836	$453	$2,231	$1,727

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2018			As of December 31, 2017
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$9,209	$13,034	$0	$7,162	$8,460	$0
Lease financing	0	0	0	82	82	0
Construction real estate	10	27	0	29	60	0
Commercial real estate	26,722	32,706	0	18,423	20,837	0
Residential real estate	14,277	17,083	0	6,876	8,145	0
Home equity	6,554	7,337	0	4,356	5,399	0
Installment	332	639	0	255	422	0
Total	57,104	70,826	0	37,183	43,405	0

Loans with an allowance recorded
Commercial & industrial	2,776	2,776	1,562	169	169	169
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	1,668	2,322	66	3,119	3,120	448
Residential real estate	1,033	1,033	160	1,056	1,063	160
Home equity	100	100	2	100	100	2
Installment	0	0	0	0	0	0
Total	5,577	6,231	1,790	4,444	4,452	779

Total
Commercial & industrial	11,985	15,810	1,562	7,331	8,629	169
Lease financing	0	0	0	82	82	0
Construction real estate	10	27	0	29	60	0
Commercial real estate	28,390	35,028	66	21,542	23,957	448
Residential real estate	15,310	18,116	160	7,932	9,208	160
Home equity	6,654	7,437	2	4,456	5,499	2
Installment	332	639	0	255	422	0
Total	$62,681	$77,057	$1,790	$41,627	$47,857	$779

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$10,033	$63	$13,730	$63
Lease financing	0	0	91	1
Construction real estate	17	0	950	0
Commercial real estate	28,689	136	23,187	147
Residential real estate	13,247	86	7,569	55
Home equity	6,463	31	3,791	26
Installment	318	1	290	1
Total	58,767	317	49,608	293

Loans with an allowance recorded
Commercial & industrial	1,578	28	1,832	2
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,012	3	652	5
Residential real estate	1,036	7	1,067	7
Home equity	100	1	101	1
Installment	0	0	0	0
Total	3,726	39	3,652	15

Total
Commercial & industrial	11,611	91	15,562	65
Lease financing	0	0	91	1
Construction real estate	17	0	950	0
Commercial real estate	29,701	139	23,839	152
Residential real estate	14,283	93	8,636	62
Home equity	6,563	32	3,892	27
Installment	318	1	290	1
Total	$62,493	$356	$53,260	$308

	Nine months ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$8,950	$162	$14,669	$259
Lease financing	21	0	120	3
Construction real estate	22	2	744	0
Commercial real estate	25,044	375	21,563	451
Residential real estate	9,875	209	7,801	147
Home equity	5,339	78	3,951	77
Installment	299	2	351	4
Total	49,550	828	49,199	941

Loans with an allowance recorded
Commercial & industrial	891	34	1,463	26
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,376	9	2,513	18
Residential real estate	1,043	21	1,126	20
Home equity	100	3	101	3
Installment	0	0	0	0
Total	3,410	67	5,203	67

Total
Commercial & industrial	9,841	196	16,132	285
Lease financing	21	0	120	3
Construction real estate	22	2	744	0
Commercial real estate	26,420	384	24,076	469
Residential real estate	10,918	230	8,927	167
Home equity	5,439	81	4,052	80
Installment	299	2	351	4
Total	$52,960	$895	$54,402	$1,008

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

First Financial evaluates acquired loans for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Acquired loans with evidence of credit deterioration since origination are accounted for under FASB ASC Topic 310-30 and are referred to as purchased impaired loans. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable difference) is recognized on all purchased impaired loans. First Financial had purchased impaired loans totaling $105.0 million at September 30, 2018, which included $18.0 million acquired in the merger with MSFG.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,853	$5,961	$2,781	$6,284
Additions
Commercial & industrial	79	1,559	1,269	1,731
Residential real estate	739	235	1,723	2,313
Total additions	818	1,794	2,992	4,044
Disposals
Commercial & industrial	(181)	(3,684)	(2,611)	(5,291)
Residential real estate	(117)	(821)	(527)	(1,506)
Total disposals	(298)	(4,505)	(3,138)	(6,797)
Valuation adjustment
Commercial & industrial	(258)	(102)	(355)	(264)
Residential real estate	(197)	(32)	(362)	(151)
Total valuation adjustment	(455)	(134)	(717)	(415)
Balance at end of period	$1,918	$3,116	$1,918	$3,116

NOTE 5:  ALLOWANCE FOR LOAN AND LEASE LOSSES

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

Changes in the ALLL by loan category were as follows:

	Three months ended September 30, 2018
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076
Provision for loan and lease losses	2,035	287	(114)	959	50	63	(288)	246	3,238
Gross charge-offs	(232)	0	0	(902)	(145)	(351)	(43)	(390)	(2,063)
Recoveries	627	0	146	786	71	419	351	64	2,464
Total net charge-offs	395	0	146	(116)	(74)	68	308	(326)	401
Ending allowance for loan and lease losses	$19,958	$1,084	$4,017	$21,354	$4,644	$4,932	$310	$1,416	$57,715

	Three months ended September 30, 2017
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,313	$550	$3,416	$21,717	$5,016	$4,138	$355	$1,368	$54,873
Provision for loan and lease losses	3,024	507	(178)	(1,003)	(243)	819	(80)	107	2,953
Loans charged off	(4,122)	0	0	(58)	(23)	(71)	(24)	(201)	(4,499)
Recoveries	325	0	0	585	70	110	74	43	1,207
Total net charge-offs	(3,797)	0	0	527	47	39	50	(158)	(3,292)
Ending allowance for loan and lease losses	$17,540	$1,057	$3,238	$21,241	$4,820	$4,996	$325	$1,317	$54,534

	Nine months ended September 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	6,252	408	294	1,155	136	(60)	(201)	1,292	9,276
Loans charged off	(5,473)	0	0	(3,156)	(342)	(978)	(277)	(1,328)	(11,554)
Recoveries	1,581	1	146	2,425	167	1,035	481	136	5,972
Total net charge-offs	(3,892)	1	146	(731)	(175)	57	204	(1,192)	(5,582)
Ending allowance for loan and lease losses	$19,958	$1,084	$4,017	$21,354	$4,644	$4,932	$310	$1,416	$57,715

	Nine months ended September 30, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,225	$716	$3,282	$26,540	$3,208	$3,043	$388	$1,559	$57,961
Provision for loan and lease losses	5,965	340	(133)	(6,510)	1,781	2,150	(52)	246	3,787
Loans charged off	(8,930)	0	0	(1,028)	(307)	(635)	(199)	(648)	(11,747)
Recoveries	1,280	1	89	2,239	138	438	188	160	4,533
Total net charge-offs	(7,650)	1	89	1,211	(169)	(197)	(11)	(488)	(7,214)
Ending allowance for loan and lease losses	$17,540	$1,057	$3,238	$21,241	$4,820	$4,996	$325	$1,317	$54,534

	As of December 31, 2017
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$169	$0	$0	$448	$160	$2	$0	$0	$779
Collectively evaluated for impairment	17,429	675	3,577	20,482	4,523	4,933	307	1,316	53,242
Ending allowance for loan and lease losses	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021

Loans
Individually evaluated for impairment	$7,331	$82	$29	$21,542	$7,932	$4,456	$255	$0	$41,627
Collectively evaluated for impairment	1,905,412	89,265	467,701	2,468,549	463,459	489,148	41,331	46,691	5,971,556
Total loans	$1,912,743	$89,347	$467,730	$2,490,091	$471,391	$493,604	$41,586	$46,691	$6,013,183

	As of September 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,562	$0	$0	$66	$160	$2	$0	$0	$1,790
Collectively evaluated for impairment	18,396	1,084	4,017	21,288	4,484	4,930	310	1,416	55,925
Ending allowance for loan and lease losses	$19,958	$1,084	$4,017	$21,354	$4,644	$4,932	$310	$1,416	$57,715

Loans
Individually evaluated for impairment	$11,985	$0	$10	$28,390	$15,310	$6,654	$332	$0	$62,681
Collectively evaluated for impairment	2,414,605	95,317	565,067	3,839,753	917,652	809,479	97,081	45,741	8,784,695
Total loans	$2,426,590	$95,317	$565,077	$3,868,143	$932,962	$816,133	$97,413	$45,741	$8,847,376
NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance at beginning of year	$204,084	$204,084
Goodwill resulting from business combinations	676,949	0
Balance at end of period	$881,033	$204,084

First Financial recorded additions to goodwill resulting from the merger with MSFG in 2018, while no additions to goodwill were recorded during 2017. For further detail on the merger with MSFG, see Note 16 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2017 and no impairment was indicated.  As of September 30, 2018, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of September 30, 2018 and December 31, 2017, First Financial had $53.3 million and $5.3 million, respectively, of other intangible assets included in Goodwill and other intangibles in the Consolidated Balance Sheets, which primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $40.2 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 9.1 years. Amortization expense recognized on intangible assets for the three months ended September 30, 2018 and 2017 was $2.5 million and $0.3 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2018 and 2017 was $5.1 million and $1.0 million, respectively.

NOTE 7:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

First Financial had $1.2 billion in short-term borrowings with the FHLB at September 30, 2018 and $742.3 million as of December 31, 2017. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures on September 20, 2019. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2018 and December 31, 2017.

First Financial had $570.0 million and $119.7 million of long-term debt as of September 30, 2018 and December 31, 2017, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$177,887	5.13%	$120,000	5.13%
Unamortized discount and debt issuance costs	(8,671)	N/A	(1,362)	N/A
FHLB borrowings	400,046	2.09%	241	1.09%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$570,037	3.06%	$119,654	5.14%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and mature on August 25, 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. The acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. First Financial also acquired $8.4 million of 6.94% fixed rate private placement subordinated debt in conjunction with the MSFG merger that was issued in 2015 and matures in 2025. These notes are redeemable by the Company at par following the 5 year anniversary of issuance.

In addition to subordinated notes, long-term debt included $400.0 million and $0.2 million of fixed rate FHLB long-term advances as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, long-term FHLB advances had a weighted average interest rate of 2.09%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 8:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(13,138)	$(167)	$(12,971)	$2,786	$(10,185)	$(19,179)	$(10,185)	$(29,364)
Unrealized gain (loss) on derivatives	130	0	130	(31)	99	(386)	99	(287)
Retirement obligation	0	(452)	452	(105)	347	(23,593)	347	(23,246)
Total	$(13,008)	$(619)	$(12,389)	$2,650	$(9,739)	$(43,158)	$(9,739)	$(52,897)

	Three months ended September 30, 2017
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$2,612	$276	$2,336	$(835)	$1,501	$1,014	$1,501	$2,515
Unrealized gain (loss) on derivatives	202	0	202	(73)	129	(835)	129	(706)
Retirement obligation	0	(335)	335	(122)	213	(22,401)	213	(22,188)
Total	$2,814	$(59)	$2,873	$(1,030)	$1,843	$(22,222)	$1,843	$(20,379)

	Nine months ended September 30, 2018
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of accounting change	Ending balance
Unrealized gain (loss) on debt securities	$(37,130)	$(197)	$(36,933)	$7,940	$(28,993)	$(182)	$(28,993)	$(189)	$(29,364)
Unrealized gain (loss) on derivatives	535	0	535	(121)	414	(577)	414	(124)	(287)
Retirement obligation	0	(1,323)	1,323	(159)	1,164	(19,631)	1,164	(4,779)	(23,246)
Total	$(36,595)	$(1,520)	$(35,075)	$7,660	$(27,415)	$(20,390)	$(27,415)	$(5,092)	$(52,897)

	Nine months ended September 30, 2017
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$12,614	$1,630	$10,984	$(3,920)	$7,064	$(4,549)	$7,064	$2,515
Unrealized gain (loss) on derivatives	607	0	607	(222)	385	(1,091)	385	(706)
Retirement obligation	0	(1,005)	1,005	(390)	615	(22,803)	615	(22,188)
Total	$13,221	$625	$12,596	$(4,532)	$8,064	$(28,443)	$8,064	$(20,379)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2018 and 2017, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(167)	$276	$(197)	$1,630	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	104	103	310	310	Other noninterest expense (2018) Salaries and employee benefits (2017)
Recognized net actuarial loss (2)	(556)	(438)	(1,633)	(1,315)	Other noninterest expense (2018) Salaries and employee benefits (2017)
Defined benefit pension plan total	(452)	(335)	(1,323)	(1,005)
Total reclassifications for the period, before tax	$(619)	$(59)	$(1,520)	$625
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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		September 30, 2018			December 31, 2017
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$1,312,293	$4,046	$(29,240)	$837,040	$7,153	$(5,529)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	1,312,293	29,240	(4,038)	837,040	5,529	(7,158)
Total		$2,624,586	$33,286	$(33,278)	$1,674,080	$12,682	$(12,687)

At September 30, 2018, the Company had a total counterparty notional amount outstanding of $1.3 billion, spread among thirteen counterparties, with an outstanding asset from these contracts of $26.0 million. At December 31, 2017, the Company had a total counterparty notional amount outstanding of $837.5 million, spread among thirteen counterparties, with an outstanding liability from these contracts of $1.3 million.

First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the Company's normal credit review processes. Additionally, the Company's ALLL Committee monitors derivative credit risk exposure related to problem loans through the Company's ALLL committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

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

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$33,286	$(4,900)	$28,386	$12,687	$2,279	$14,966

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2018:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$1,312,293	4.6	$(25,194)	4.62%	4.23%
Pay fixed, matched interest rate swaps with counterparty	1,312,293	4.6	25,202	4.23%	4.62%
Total client derivatives	$2,624,586	4.6	$8	4.42%	4.42%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $150.1 million as of September 30, 2018 and $95.9 million as of December 31, 2017. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at September 30, 2018 and $0.1 million at December 31, 2017.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2018, the notional amount of the IRLCs was $20.8 million and the notional amount of forward commitments was $20.8 million. As of December 31, 2017, the notional amount of IRLCs was $12.3 million and the notional amount of forward commitments was $15.4 million. The fair value of these agreements was insignificant at September 30, 2018 and $0.1 million December 31, 2017 and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including standby letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of nonperformance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses inherent in letters of credit and outstanding loan commitments. First Financial had $0.7 million and $0.5 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $2.9 billion and $2.1 billion at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, loan commitments with a fixed interest rate totaled $202.7 million while commitments with variable interest rates totaled $2.7 billion. At December 31, 2017, loan commitments with a fixed interest rate totaled $44.3 million while commitments with variable interest rates totaled $2.0 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $34.0 million and $25.3 million at September 30, 2018 and December 31, 2017, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $42.2 million and $35.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company recognized tax credits of $1.3 million and $0.8 million and $3.6 million and $2.4 million for the three months and nine months ended September 30, 2018 and 2017, respectively. The Company recognized amortization expense which was included in income tax expense of $1.4 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively and $4.3 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2018 or December 31, 2017.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $2.9 million at September 30, 2018 and $3.0 million at December 31, 2017. The maximum exposure to loss related to these investments was $2.9 million at September 30, 2018 and $3.0 million at December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended September 30, 2018 and 2017, and $0.4 million of tax credits for each of the nine months ended September 30, 2018 and 2017.

Contingencies/Litigation. From time to time, First Financial and its subsidiaries may be engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations and other matters. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2018. First Financial had no reserves related to litigation matters as of September 30, 2018 or December 31, 2017.

NOTE 11:  INCOME TAXES

For the third quarter 2018, income tax expense was $12.9 million, resulting in an effective tax rate of 20.2% compared with income tax expense of $11.2 million and an effective tax rate of 31.1% for the comparable period in 2017. For the first nine months of 2018, income tax expense was $29.8 million, resulting in an effective tax rate of 20.2% compared with income tax expense of $32.9 million and an effective tax rate of 31.4% for the comparable period in 2017. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. As a result, First Financial valued its deferred tax assets and liabilities as well as its investments in affordable housing projects utilizing a 21% federal rate during the first nine months of 2018 compared to a 35% rate in the first nine months of 2017.

At both September 30, 2018 and December 31, 2017, First Financial had $2.9 million of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes that, if recognized, would favorably affect the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2018 and December 31, 2017, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2018, or the year ended December 31, 2017, and does not expect to make cash contributions to the plan through the remainder of 2018. As a result of the plan’s actuarial projections, which included consideration of the impact of the merger with MSFG, First Financial recorded expense of $0.3 million for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018. Conversely, First Financial recorded income of $0.3 million for the three months ended September 30, 2017 and $1.0 million for the nine months ended September 30, 2017.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$1,736	$1,238	$4,766	$3,715
Interest cost	601	589	1,792	1,767
Expected return on assets	(2,450)	(2,481)	(7,360)	(7,443)
Amortization of prior service cost	(104)	(103)	(310)	(310)
Net actuarial loss	556	438	1,633	1,315
Net periodic benefit cost (income)	$339	$(319)	$521	$(956)

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2018 was $8.6 million, which was partially offset by $3.4 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2018 was $22.1 million, which was partially offset by $8.1 million of expenses.

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

NOTE 14:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income available to common shareholders	$50,657	$24,826	$117,581	$71,976

Denominator
Basic earnings per common share - weighted average shares	97,411,201	61,577,619	85,602,116	61,507,160
Effect of dilutive securities
Employee stock awards	536,760	552,774	515,566	617,128
Warrants	536,267	59,244	522,245	61,586
Diluted earnings per common share - adjusted weighted average shares	98,484,228	62,189,637	86,639,927	62,185,874

Earnings per share available to common shareholders
Basic	$0.52	$0.40	$1.37	$1.17
Diluted	$0.51	$0.40	$1.36	$1.16

First Financial had two warrants outstanding to purchase the Company's common stock as of September 30, 2018. The first warrant represents the right to purchase 17,172 shares of common stock at an exercise price of $12.09 per share, and expires in December 2018. The second warrant was acquired in the MSFG merger and represents the right to purchase 793,520 shares of First Financial's common stock at an exercise price of $10.71 per share and expires in January 2019. At September 30, 2017,
First Financial had one warrant outstanding representing the right to purchase 105,832 shares of common stock.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2018 and September 30, 2017.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2018
Financial assets
Cash and short-term investments	$222,277	$222,277	$222,277	$0	$0
Investment securities held-to-maturity	434,369	422,638	0	422,638	0
Other investments	115,757	N/A	N/A	N/A	N/A
Loans held for sale	13,277	13,277	0	13,277	0
Loans and leases	8,789,661	8,737,769	0	0	8,737,769
Accrued interest receivable	41,755	41,755	0	13,674	28,081

Financial liabilities
Deposits	9,752,634	9,722,689	0	9,722,689	0
Short-term borrowings	1,294,252	1,294,252	1,294,252	0	0
Long-term debt	570,037	547,569	0	547,569	0
Accrued interest payable	10,517	10,517	2,963	7,554	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2017
Financial assets
Cash and short-term investments	$184,624	$184,624	$184,624	$0	$0
Investment securities held-to-maturity	654,008	653,101	0	653,101	0
Other investments	53,140	N/A	N/A	N/A	N/A
Loans held for sale	11,502	11,502	0	11,502	0
Loans and leases	5,959,162	6,006,656	0	0	6,006,656
Accrued interest receivable	24,496	24,496	0	8,265	16,231

Financial liabilities
Deposits	6,895,046	6,884,615	0	6,884,615	0
Short-term borrowings	814,565	814,565	814,565	0	0
Long-term debt	119,654	117,908	0	117,908	0
Accrued interest payable	5,104	5,104	204	4,900	0

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2018 represent an approximation of exit price, however, an actual exit price may differ.

The following methods, assumptions and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value on a recurring or nonrecurring basis.

Investment securities. Investment securities classified as available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities.  First Financial compiles prices from various sources who may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Any investment securities not valued based upon the methods previously described are considered Level 3.

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

OREO. Assets acquired through loan foreclosure are recorded at fair value less costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan, the excess is recognized first as a recovery and then as noninterest income. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value differs from the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. The Company classifies OREO in level 3 of the fair value hierarchy.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2018
Assets
Derivatives	$0	$33,806	$0	$33,806
Investment securities available-for-sale	95	2,626,631	0	2,626,726
Total	$95	$2,660,437	$0	$2,660,532

Liabilities
Derivatives	$0	$33,321	$0	$33,321

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2017
Assets
Derivatives	$0	$12,757	$0	$12,757
Investment securities available-for-sale	2,969	1,346,439	0	1,349,408
Total	$2,969	$1,359,196	$0	$1,362,165

Liabilities
Derivatives	$0	$12,755	$0	$12,755

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2018
Assets
Impaired loans	$0	$0	$2,816
OREO	0	0	1,515

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2017
Assets
Impaired loans	$0	$0	$2,671
OREO	0	0	1,086

NOTE 16:  BUSINESS COMBINATIONS

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Therefore, results of MSFG have been included in the results of operations beginning on April 1, 2018. Under the terms of the merger agreement, shareholders of MSFG received 1.3875 common shares of First Financial common stock for each share of MSFG common stock, with cash paid in lieu of fractional shares. Including outstanding options and warrants to purchase MSFG common stock, the total purchase consideration was $1.1 billion and resulted in goodwill of $676.9 million. The goodwill arising from the acquisition largely reflected synergies and cost savings resulting from combining the operations of the companies. First Financial incurred $33.3 million of merger related expenses related to the acquisition of MSFG during the nine months ended September 30, 2018.

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

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value. As a condition of the merger, certain acquired assets and liabilities held for sale were divested subsequent to the closing of the merger. There was no gain or loss recorded in the Consolidated Statement of Income in conjunction with this divestiture.

(Dollars in thousands)	MainSource
Purchase consideration
Cash consideration	$43
Stock consideration	1,045,876
Warrant consideration	14,460
Options consideration	1,577
Total purchase consideration	1,061,956

Assets acquired
Cash	71,734
Investment securities available-for-sale	901,008
Investment securities held-to-maturity	171,423
Other investments	28,763
Loans	2,792,517
Premises and equipment	98,537
Intangible assets	42,887
Other assets	169,311
Assets held for sale	127,775
Total assets acquired	4,403,955

Liabilities assumed
Deposits	3,264,038
Subordinated notes	49,027
FHLB advances	291,887
Other borrowings	205,620
Other liabilities	32,654
Liabilities held for sale	175,722
Total liabilities assumed	4,018,948

Net identifiable assets	385,007
Goodwill	$676,949

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

	Nine months ended
	September 30,
(Dollars in thousands, except per share data)	2018	2017
Pro Forma Condensed Combined Income Statement Information
Net interest income	$362,112	$334,736
Net income	161,323	93,293
Basic earnings per share	1.66	0.96
Diluted earnings per share	1.64	0.95

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

SUMMARY

First Financial is a $13.8 billion financial holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana, Kentucky and Illinois through its subsidiaries.  These subsidiaries include the Bank, an Ohio-chartered commercial bank, which operated 159 banking centers and 196 ATMs at September 30, 2018. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.8 billion in assets under management as of September 30, 2018 and provides the following services: wealth planning, portfolio management, trust and estate, brokerage and retirement planning.

MARKET STRATEGY

First Financial aims to develop a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment our existing business.

BUSINESS COMBINATIONS

In April 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. The merger positioned the combined company to better serve the complementary geographies of Ohio, Indiana, Kentucky and Illinois by creating a higher performing bank with greater scale and capabilities. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.1 billion. In the merger, First Financial acquired total assets of $4.4 billion, loans of $2.9 billion and deposits of $3.4 billion, resulting in goodwill of $676.9 million.

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

See Note 16 – Business Combinations in the Notes to Consolidated Financial Statements, for further discussion of the merger with MSFG.

OVERVIEW OF OPERATIONS

Third quarter 2018 net income was $50.7 million and earnings per diluted common share were $0.51. This compares with third quarter 2017 net income of $24.8 million and earnings per diluted common share of $0.40. For the nine months ended
September 30, 2018, net income was $117.6 million and earnings per diluted common share were $1.36. This compares with net income of $72.0 million and earnings per diluted common share of $1.16 for the first nine months of 2017.

Return on average assets for the third quarter 2018 was 1.45% compared to 1.13% for the same period in 2017 and return on average shareholders’ equity for the third quarter 2018 was 9.94% compared to 10.85% for the third quarter 2017. Return on average assets for the nine months ended September 30, 2018 was 1.29% compared to 1.12% for the same period in 2017, and return on average shareholders' equity was 9.50% and 10.82% for the first nine months of 2018 and 2017, respectively.

A discussion of First Financial's results of operations for the three and nine months ended September 30, 2018 follows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net interest income	$123,485	$70,479	$323,276	$207,931
Tax equivalent adjustment	1,567	1,353	3,705	3,872
Net interest income - tax equivalent	$125,052	$71,832	$326,981	$211,803

Average earning assets	$12,056,627	$7,989,969	$10,769,363	$7,848,161

Net interest margin (1)	4.06%	3.50%	4.01%	3.54%
Net interest margin (fully tax equivalent) (1)	4.12%	3.57%	4.06%	3.61%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2018 was $123.5 million, and increased $53.0 million, or 75.2%, from third quarter 2017 net interest income of $70.5 million.  This increase was primarily driven by a $64.3 million, or 75.7%, increase in interest income, which was partially offset by an $11.3 million, or 78.2%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the third quarter 2018 was $125.1 million compared to $71.8 million for the third quarter 2017. Net interest income on a fully tax equivalent basis for the nine months ended September 30, 2018 was $327.0 million compared to $211.8 million for the same period of the prior year.

Net interest margin on a fully tax equivalent basis increased 55 bps to 4.12% for the third quarter 2018 compared to 3.57% for the comparable quarter in 2017.  The increase in net interest margin was driven by higher earning asset yields, which more than offset higher funding costs. Higher earning asset yields resulted from higher interest rates and the impact from purchase accounting accretion while rising rates and shifts in funding mix drove higher costs during the period. Net interest margin on a fully tax equivalent basis for the nine months ended September 30, 2018 was 4.06%, an increase of 45 bps over the same period in 2017.

Higher interest income primarily resulted from a merger related increase in average earning assets from $8.0 billion in the third quarter 2017 to $12.1 billion in the third quarter 2018, as well as an increase in the yield on earning assets from 4.22% to 4.91% over those same periods. The increase in average earning assets included an increase in average loan balances of $2.9 billion, or 49.7%, and a $1.1 billion, or 55.2% increase in average investment security balances in the third quarter 2018 compared to the third quarter 2017. The yield on earning assets reflected recent increases in interest rates, the impact from purchase accounting and slower investment prepayment speeds.

Interest expense increased as a result of higher interest-bearing liability balances, as well as higher rates paid on deposits and borrowed funds during the period. Higher interest-bearing liabilities were driven by a $2.3 billion, or 45.0%, increase in average interest-bearing deposits from the third quarter 2017 as the merger-related increase in deposits and long-term debt coupled with the implementation of funding strategies aligned with the Company's post-merger balance sheet. The cost of interest-bearing deposits was relatively unchanged in third quarter of 2018 compared to the same period in the prior year as lower rates on savings deposits related to the conversion of certain indexed deposits to a manged rate were offset by rising interest rates and the post-merger deposit mix. Rising rates drove an increase in the cost of borrowed funds from 1.63% during the third quarter 2017 to 2.51% for the third quarter 2018.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,168,044	3.21%	$2,041,785	2.85%	$2,793,510	3.15%	$1,995,101	2.79%
Interest-bearing deposits with other banks	39,873	2.14%	37,199	1.28%	32,116	2.08%	32,812	1.05%
Gross loans (1)	8,848,710	5.53%	5,910,985	4.71%	7,943,737	5.40%	5,820,248	4.65%
Total earning assets	12,056,627	4.91%	7,989,969	4.22%	10,769,363	4.80%	7,848,161	4.17%

Nonearning assets
Allowance for loan and lease losses	(55,877)		(55,326)		(55,407)		(57,044)
Cash and due from banks	199,843		111,984		180,561		114,595
Accrued interest and other assets	1,622,082		670,290		1,326,841		665,065
Total assets	$13,822,675		$8,716,917		$12,221,358		$8,570,777

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,334,305	0.34%	$1,494,367	0.33%	$2,111,051	0.36%	$1,487,363	0.27%
Savings	3,149,871	0.59%	2,494,592	0.82%	2,934,770	0.58%	2,377,072	0.67%
Time	2,014,936	1.58%	1,181,406	1.32%	1,893,200	1.51%	1,192,850	1.24%
Total interest-bearing deposits	7,499,112	0.78%	5,170,365	0.79%	6,939,021	0.77%	5,057,285	0.69%
Borrowed funds
Short-term borrowings	1,188,414	2.02%	880,157	1.16%	950,153	1.81%	868,235	0.93%
Long-term debt	560,001	3.55%	119,661	5.10%	394,172	3.75%	119,639	5.16%
Total borrowed funds	1,748,415	2.51%	999,818	1.63%	1,344,325	2.38%	987,874	1.44%
Total interest-bearing liabilities	9,247,527	1.10%	6,170,183	0.93%	8,283,346	1.03%	6,045,159	0.81%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,388,976		1,510,032		2,129,924		1,507,748
Other liabilities	164,772		128,645		153,766		128,110
Shareholders' equity	2,021,400		908,057		1,654,322		889,760
Total liabilities and shareholders' equity	$13,822,675		$8,716,917		$12,221,358		$8,570,777

Net interest income	$123,485		$70,479		$323,276		$207,931

Net interest spread		3.81%		3.29%		3.77%		3.36%
Contribution of noninterest-bearing sources of funds		0.25%		0.21%		0.24%		0.18%
Net interest margin (2)		4.06%		3.50%		4.01%		3.54%

Tax equivalent adjustment		0.06%		0.07%		0.05%		0.07%
Net interest margin (fully tax equivalent) (2)		4.12%		3.57%		4.06%		3.61%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2018			Changes for the nine months ended September 30, 2018
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$1,817	$9,104	$10,921	$5,324	$18,820	$24,144
Interest-bearing deposits with other banks	81	14	95	253	(11)	242
Gross loans (1)	12,319	40,967	53,286	32,329	85,703	118,032
Total earning assets	14,217	50,085	64,302	37,906	104,512	142,418
Interest-bearing liabilities
Total interest-bearing deposits	(219)	4,556	4,337	3,042	10,783	13,825
Borrowed funds
Short-term borrowings	1,916	1,570	3,486	5,690	1,108	6,798
Long-term debt	(467)	3,940	3,473	(1,257)	7,707	6,450
Total borrowed funds	1,449	5,510	6,959	4,433	8,815	13,248
Total interest-bearing liabilities	1,230	10,066	11,296	7,475	19,598	27,073
Net interest income	$12,987	$40,019	$53,006	$30,431	$84,914	$115,345
(1) Loans held for sale, nonaccrual loans and indemnification asset are included in gross loans.

NONINTEREST INCOME

Third quarter 2018 noninterest income was $28.7 million, increasing $5.7 million, or 25.0% from $22.9 million in the third quarter of 2017. This change resulted mostly from merger-driven increases in service charges on deposit accounts, bankcard income and client derivative fees, which were partially offset by a decline in other noninterest income and losses on the sales of investment securities. Other noninterest income of $4.8 million for the third quarter of 2018 was $2.9 million lower than the comparable quarter, due to the recognition in 2017 of $5.8 million of income from the early redemption of certain off balance sheet securitizations associated with the 2009 FDIC-assisted transactions, partially offset by higher brokerage and BOLI-related income. Third quarter 2018 noninterest income was in line with management's expectations for the Company's performance subsequent to the merger, although changes in mix are expected as certain income streams are subject to seasonal variance.

Noninterest income for the nine months ended September 30, 2018 was $73.9 million, increasing $16.1 million, or 27.9%, from $57.8 million in the first nine months of 2017. Similar to the three month period changes previously described, higher noninterest income was primarily the result of the scale created from the merger as service charges on deposit accounts, trust and wealth management fees, bankcard income, gain on sale of loans, client derivative fees and other noninterest income increased during the period. These increases were partially offset by losses on sales of investment securities in 2018 compared to gains in the prior year.

NONINTEREST EXPENSE

Third quarter 2018 noninterest expense was $85.4 million compared to $54.4 million for the third quarter 2017. The $31.0 million increase from the comparable quarter in 2017 included increases across nearly all noninterest expense categories due to the scale created by the merger, which included $7.4 million of merger-related expenses during the current quarter. With the majority of merger-related activity complete, management remains focused on efficiency while also making strategic investments to support the Company's future growth.

Noninterest expense for the nine months ending September 30, 2018 was $240.5 million, compared to $157.0 million for the first nine months of 2017 with similar increases across most noninterest expense categories. As with the three month period previously discussed, the Company incurred higher expenses due to the changes in size and scale of the Company post-merger, in addition to incurring merger-related expenses of $33.3 million during the first nine months of 2018.

INCOME TAXES

Income tax expense was $12.9 million for the third quarter of 2018, resulting in an effective tax rate of 20.2% compared to $11.2 million and 31.1% for the comparable period in 2017. Income tax expense was $29.8 million for the first nine months of 2018, resulting in an effective tax rate of 20.2% compared to $32.9 million and 31.4% for the same period in 2017. The lower effective tax rate during 2018 related primarily to the Tax Cuts and Jobs Act which lowered the Company's statutory federal tax rate from 35% to 21% effective January 1, 2018.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2018 is expected to be approximately 20.0%.

LOANS

Loans, excluding loans held for sale, increased $2.8 billion, or 47.1%, compared to December 31, 2017 and totaled $8.8 billion as of September 30, 2018.  This increase was largely attributable to the acquisition of $2.8 billion of loans in conjunction with the MSFG merger, net of branch divestitures.

Third quarter 2018 average loans, excluding loans held for sale, increased $2.9 billion, or 50.0%, from the third quarter 2017.  Increases in average loan balances were primarily attributable to the merger as organic loan growth has slowed in recent periods with lower line utilization and elevated prepayments offsetting an increase in fundings.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial had purchased impaired loans totaling $105.0 million at September 30, 2018 compared to $105.0 million at December 31, 2017. These balances exclude contractual interest not yet accrued. While the balances were relatively unchanged, the merger with MSFG resulted in an increase in purchase impaired balances of $18.0 million as of September 30, 2018, offsetting the decline in purchase impaired loans previously acquired.

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

Nonperforming assets were $64.6 million, or 47 bps as a percentage of total assets, at September 30, 2018 compared to $44.4 million and 50 bps as of December 31, 2017. The $20.2 million increase was due to an $18.3 million increase in nonaccrual balances and a $2.8 million increase in accruing TDRs, which were partially offset by a $0.9 million decline in OREO balances during the period. Higher nonperforming loans at September 30, 2018 were primarily driven by the merger in addition to two commercial relationships downgraded to nonaccrual status during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs that are acquired are no longer classified as such.  Generally, if the acquired loan is performing under the current restructured terms, and there is no indication the borrower will not be able to continue paying, it would be classified as a purchased performing loan. If the restructured loan is below a current market rate for a loan with similar credit risks, the loan is generally classified as a purchased impaired loan. TDRs totaled $25.0 million at September 30, 2018, an increase of $1.1 million, or 4.5%, from $23.9 million at December 31, 2017.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, increased to $138.9 million as of September 30, 2018 compared to $87.3 million at December 31, 2017 primarily related to the acquisition of MSFG. Classified assets as a percentage of total assets were 1.0% at September 30, 2018, which was relatively unchanged from 98 bps as of December 31, 2017.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of September 30, 2018 and the four previous quarters.

	Three monhs ended
	2018			2017
(Dollars in thousands)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$4,310	$3,448	$6,275	$5,229	$9,026
Lease financing	0	0	0	82	87
Construction real estate	10	24	26	29	824
Commercial real estate	20,338	21,593	16,878	10,616	12,244
Residential real estate	11,365	9,278	3,324	4,140	4,333
Home equity	6,018	5,820	3,484	3,743	3,364
Installment	327	299	296	243	240
Nonaccrual loans	42,368	40,462	30,283	24,082	30,118
Accruing troubled debt restructurings	20,313	21,839	14,943	17,545	19,692
Total nonperforming loans	62,681	62,301	45,226	41,627	49,810
Other real estate owned	1,918	1,853	1,065	2,781	3,116
Total nonperforming assets	64,599	64,154	46,291	44,408	52,926
Accruing loans past due 90 days or more	144	327	529	61	84
Total underperforming assets	$64,743	$64,481	$46,820	$44,469	$53,010
Total classified assets	$138,868	$139,317	$87,577	$87,293	$94,320

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	136.22%	133.65%	179.57%	224.32%	181.07%
Nonperforming loans	92.08%	86.80%	120.24%	129.77%	109.48%
Total ending loans	0.65%	0.61%	0.89%	0.90%	0.91%
Nonperforming loans to total loans	0.71%	0.70%	0.74%	0.69%	0.83%
Nonperforming assets to
Ending loans, plus OREO	0.73%	0.72%	0.76%	0.74%	0.89%
Total assets	0.47%	0.46%	0.52%	0.50%	0.60%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.50%	0.48%	0.51%	0.45%	0.56%
Total assets	0.32%	0.30%	0.35%	0.30%	0.38%
Classified assets to total assets	1.00%	1.00%	0.98%	0.98%	1.08%
(1) Nonaccrual loans include nonaccrual TDRs of $4.7 million, $5.9 million, $6.0 million, $6.4 million and $9.1 million as of September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion, or 22.9% of total assets at September 30, 2018 and $2.1 billion, or 23.1% of total assets, at December 31, 2017.  AFS securities totaled $2.6 billion at September 30, 2018 and $1.3 billion at December 31, 2017, while HTM securities totaled $434.4 million at September 30, 2018 and $654.0 million at December 31, 2017.

The Company's investment portfolio increased $1.1 billion, or 54.5%, during the first nine months of 2018 as the Company acquired $1.1 billion of securities in its merger with MSFG. Also in conjunction with the merger, First Financial reclassified $367.9 million of investments HTM as AFS to align with post-merger investment strategies. The duration of the investment portfolio was 3.5 years as of September 30, 2018 and 2.9 years as of December 31, 2017.

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

At September 30, 2018, First Financial recorded a $29.4 million unrealized after-tax loss on debt securities as a component of equity in accumulated other comprehensive income and a $0.2 million unrealized loss on equity securities within other noninterest income. The total unrealized loss on debt securities increased $29.2 million from $0.2 million at December 31, 2017.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits as of September 30, 2018 were $9.8 billion compared to $6.9 billion at December 31, 2017. This $2.9 billion, or 41.4% increase was driven by $3.3 billion of deposits acquired in conjunction with the Company's merger with MSFG, net of branch divestitures. As a result, noninterest-bearing demand deposits increased $713.8 million, or 42.9%, interest-bearing demand deposits increased $830.8 million, or 57.2%, savings deposits increased $672.5 million, or 27.3% and time deposits rose $640.5 million, or 48.6%, compared to December 31, 2017. In addition to acquired balances, higher brokered CD balances contributed to the increase in time deposits. Brokered CDs are periodically used by First Financial as an alternative to short and long-term borrowings.

Average deposits for the third quarter 2018 increased $3.2 billion, or 48.0%, to $9.9 billion from $6.7 billion for the comparable quarter of 2017. The combination of the merger and strong organic deposit generation efforts in recent periods, including significant growth in money market deposits in light of rising interest rates, led to the increase in average balances. Average deposits for the nine months ended September 30, 2018 were $9.1 billion, an increase of $2.5 billion, or 38.1%, compared to $6.6 billion for the same period in 2017.

Borrowed funds increased to $1.9 billion at September 30, 2018 from $934.2 million at December 31, 2017, due to the MSFG merger and the Company's overall funding needs. First Financial utilizes short-term borrowings and longer-term advances from the FHLB as wholesale funding sources. First Financial had $1.2 billion in short-term borrowings with the FHLB at September 30, 2018 and $742.3 million as of December 31, 2017. In addition to FHLB borrowings, short-term borrowings included fed funds purchased and repurchase agreements of $123.5 million and $72.3 million at September 30, 2018 and December 31, 2017, respectively.

Long-term debt, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality, was $570.0 million and $119.7 million at September 30, 2018 and December 31, 2017, respectively. Outstanding subordinated debt totaled $169.2 million and $118.6 million as of September 30, 2018 and December 31, 2017, respectively, which included prepaid debt issuance costs of $8.7 million and $1.4 million. FHLB long-term advances increased to $400.0 million at September 30, 2018 from $0.2 million as of December 31, 2017 as the Company implemented post-merger funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $249.8 million at September 30, 2018.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2018 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.8 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2018.

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2019. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of September 30, 2018 and December 31, 2017, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2018 and December 31, 2017.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $2.6 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively.  HTM securities that are maturing within a short period of time are an additional source of liquidity and totaled $0.3 million and $21.8 million at September 30, 2018 and December 31, 2017, respectively. Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At September 30, 2018, in addition to liquidity on hand of $222.3 million, First Financial had unused and available overnight wholesale funding of $2.8 billion, or 20.2% of total assets, to fund loan and deposit activities, in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $83.6 million for the first nine months of 2018.  As of September 30, 2018, the Bank had retained earnings of $602.0 million, of which $145.7 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $85.0 million in cash at the parent company as of September 30, 2018, which approximates the Company’s regular annual shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $15.5 million and $4.8 million for the first nine months of 2018 and 2017, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

The rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and will be phased in over a four year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio is unchanged. Failure to maintain the required common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

Management believes, as of September 30, 2018, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $397.8 million on a consolidated basis at September 30, 2018.

The following tables present the actual and required capital amounts and ratios as of September 30, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III current period		Required to be considered well capitalized - current period		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,177,630	11.52%	$651,682	6.38%	N/A	N/A	$715,573	7.00%
First Financial Bank	1,242,697	12.16%	651,463	6.38%	$664,237	6.50%	715,332	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	1,219,383	11.93%	805,019	7.88%	N/A	N/A	868,910	8.50%
First Financial Bank	1,242,801	12.16%	804,749	7.88%	817,523	8.00%	868,618	8.50%

Total capital to risk-weighted assets
Consolidated	1,407,252	13.77%	1,009,469	9.88%	N/A	N/A	1,073,359	10.50%
First Financial Bank	1,308,682	12.81%	1,009,130	9.88%	1,021,903	10.00%	1,072,999	10.50%

Leverage ratio
Consolidated	1,219,383	9.41%	518,420	4.00%	N/A	N/A	518,420	4.00%
First Financial Bank	1,242,801	9.60%	517,988	4.00%	647,485	5.00%	517,988	4.00%

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 capital to risk-weighted assets
Consolidated	$755,735	10.63%	$408,746	5.75%	N/A	N/A	$497,604	7.00%
First Financial Bank	794,251	11.21%	407,220	5.75%	$460,336	6.50%	495,746	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	755,839	10.63%	515,376	7.25%	N/A	N/A	604,233	8.50%
First Financial Bank	794,355	11.22%	513,452	7.25%	566,567	8.00%	601,978	8.50%

Total capital to risk-weighted assets
Consolidated	929,148	13.07%	657,548	9.25%	N/A	N/A	746,406	10.50%
First Financial Bank	856,363	12.09%	655,093	9.25%	708,209	10.00%	743,619	10.50%

Leverage ratio
Consolidated	755,839	8.84%	342,198	4.00%	N/A	N/A	342,198	4.00%
First Financial Bank	794,355	9.29%	342,113	4.00%	427,642	5.00%	342,113	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.20 per common share on September 17, 2018 to shareholders of record as of September 3, 2018. Additionally, First Financial's board of directors authorized a dividend of $0.20 per common share, payable on December 17, 2018 to shareholders of record as of December 3, 2018.

Share Repurchases. In October 2012, First Financial's board of directors approved a share repurchase plan under which the Company has the ability to repurchase up to 5,000,000 shares. First Financial did not repurchase any shares under this plan during the three and nine month periods ending September 30, 2018 and 2017. At September 30, 2018, 3,509,133 common shares remained available for repurchase under the 2012 share repurchase plan.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' Equity. Total shareholders’ equity at September 30, 2018 was $2.0 billion compared to $930.7 million at December 31, 2017. This increase was the result of the merger with MSFG in the second quarter of 2018.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified the following types of risk that it monitors in its ERM framework: credit, market, operational, compliance, strategic, reputation, information technology, cyber, and legal.

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2017 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

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

The ALLL was $57.7 million as of September 30, 2018 and $54.0 million as of December 31, 2017, and as a percentage of period-end loans, the ALLL was 0.65% as of September 30, 2018 compared to 0.90% as of December 31, 2017. The ALLL is consistent with the Company's stable credit outlook and classified asset balances. The decline in the ALLL as a percentage of period end loans is consistent with GAAP for acquired loans as these loans are recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. At September 30, 2018, the fair value of acquired MSFG loans included a $30.8 million credit adjustment.

The ALLL as a percentage of nonaccrual loans was 136.22% at September 30, 2018 and 224.32% at December 31, 2017. The ALLL as a percentage of nonperforming loans, including accruing TDRs, declined to 92.08% as of September 30, 2018 from 129.77% as of December 31, 2017 due to a $21.1 million, or 50.6%, increase in nonperforming loans. The increase in nonperforming loans was primarily attributed to the MSFG merger, coupled with two commercial relationships downgraded to nonaccrual status during the period, which offset the Company's resolution efforts and positive credit risk rating migration.

The Company recorded net recoveries of $0.4 million, or 0.02% of average loans and leases on an annualized basis, in the third quarter 2018, compared to net charge-offs of $3.3 million, or 0.22% of average loans and leases on an annualized basis for the comparable quarter in 2017. For the nine months ended September 30, 2018, net charge-offs were $5.6 million, or 0.09% of annualized average loans, compared to $7.2 million, or 0.17% of annualized average loans for the same period of 2017.

Provision expense is a product of the Company's ALLL model, as well as net charge-off activity during the period. Third quarter 2018 provision expense was $3.2 million compared to a provision of $3.0 million during the third quarter in 2017. For the nine months ended September 30, 2018, provision expense was $9.3 million compared to $3.8 million for the same period of 2017.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements, for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Nine months ended
	2018			2017		September 30,
(Dollars in thousands)	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	2018	2017
Allowance for loan and lease loss activity
Balance at beginning of period	$54,076	$54,380	$54,021	$54,534	$54,873	$54,021	$57,961
Provision for loan losses	3,238	3,735	2,303	(205)	2,953	9,276	3,787
Gross charge-offs
Commercial and industrial	232	4,356	885	1,264	4,122	5,473	8,930
Lease financing	0	0	0	0	0	0	0
Construction real estate	0	0	0	1	0	0	0
Commercial real estate	902	78	2,176	10	58	3,156	1,028
Residential real estate	145	101	96	128	23	342	307
Home equity	351	385	242	278	71	978	635
Installment	43	218	16	26	24	277	199
Credit card	390	684	254	209	201	1,328	648
Total gross charge-offs	2,063	5,822	3,669	1,916	4,499	11,554	11,747
Recoveries
Commercial and industrial	627	518	436	370	325	1,581	1,280
Lease financing	0	1	0	0	0	1	1
Construction real estate	146	0	0	0	0	146	89
Commercial real estate	786	887	752	480	585	2,425	2,239
Residential real estate	71	70	26	77	70	167	138
Home equity	419	187	429	589	110	1,035	438
Installment	351	82	48	46	74	481	188
Credit card	64	38	34	46	43	136	160
Total recoveries	2,464	1,783	1,725	1,608	1,207	5,972	4,533
Total net charge-offs	(401)	4,039	1,944	308	3,292	5,582	7,214
Ending allowance for loan and lease losses	$57,715	$54,076	$54,380	$54,021	$54,534	$57,715	$54,534

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	(0.07)%	0.64%	0.10%	0.19%	0.82%	0.23%	0.57%
Lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Construction real estate	(0.10)%	0.00%	0.00%	0.00%	0.00%	(0.04)%	(0.03)%
Commercial real estate	0.01%	(0.08)%	0.23%	(0.07)%	(0.08)%	0.03%	(0.07)%
Residential real estate	0.03%	0.01%	0.06%	0.04%	(0.04)%	0.03%	0.05%
Home equity	(0.03)%	0.10%	(0.16)%	(0.25)%	(0.03)%	(0.01)%	0.06%
Installment	(1.22)%	0.55%	(0.32)%	(0.19)%	(0.43)%	(0.34)%	0.03%
Credit card	2.68%	5.54%	1.90%	1.39%	1.39%	3.37%	1.47%
Total net charge-offs	(0.02)%	0.18%	0.13%	0.02%	0.22%	0.09%	0.17%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 59% in its interest rate risk modeling as of September 30, 2018. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2018, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.18)%	0.76%	1.43%
NII-Year 2	(6.58)%	1.27%	2.33%
EVE	(3.08)%	(0.33)%	0.03%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of September 30, 2018. The projected results for NII and EVE continued to reflect modest asset sensitivity during the third quarter of 2018. Third quarter 2018 results migrated closer to neutral due to a change in the Company’s funding mix reflecting a decline in transactional deposits and an increase in short-term borrowings. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2018 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	2.46%	(0.94)%	4.51%	(1.69)%
NII-Year 2	2.96%	(0.43)%	5.40%	(0.77)%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these areas currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2017 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2018.

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

FORWARD-LOOKING STATEMENT

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	1,387	30.30	N/A	N/A
August 1 to August 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
September 1 to September 30, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	1,387	$30.30	N/A

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

Exhibit Number
3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as Exhibit 3.2 to the Form S-3 on July 31, 2014 and incorporated herein by reference) (File No. 333-197771).

3.2	Amended and Restated Regulations of First Financial Bancorp, amended as of July 28, 2015 (filed as Exhibit 3.1 to the Form 8-K filed on July 29, 2015 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	11/7/2018	Date	11/7/2018