Form 10-K
period 2018-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2019-02-22
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 001-34762
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

255 East Fifth Street, Suite 800	45202
Cincinnati, Ohio	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:  (877) 322-9530
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
☒ Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subpart 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2018, was $2,938,239,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 21, 2019, there were issued and outstanding 98,389,491 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2018 are incorporated by reference into Parts I and II.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2019 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of the Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2018 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

PART I

Item 1.  Business.

First Financial Bancorp.

First Financial Bancorp., an Ohio corporation (First Financial or the Company), was formed in 1982.  First Financial is a mid-sized, regional bank holding company headquartered in Cincinnati, Ohio, which has elected to become a financial holding company. References in this Form 10-K to “we,” “us” or “our” refer, as the context requires, to First Financial and its subsidiaries, collectively or to First Financial as the holding company.

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly owned subsidiary, First Financial Bank (the Bank), which was founded in 1863. Effective December 30, 2016, the Bank converted its charter to an Ohio state chartered bank from a nationally chartered bank.

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, or office buildings).  Risk of loss related to lending activities is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits and cash management services for commercial customers. A full range of trust and wealth management services is also provided through First Financial’s Wealth Management line of business.

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables and equipment.  First Financial works with businesses to meet their shorter term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of the Bank, First Financial Equipment Finance LLC (First Equipment Finance).  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, financial performance, financial strength of the principals and guarantors and collateral values, where applicable.

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

First Financial also offers secured commercial financing throughout the U.S. through two wholly-owned subsidiaries of the Bank, Oak Street Funding LLC (Oak Street) and First Franchise Capital Corporation (First Franchise). Oak Street lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies, while First Franchise lends to restaurant franchisees. Together, these niche lending activities are driven by acquisitions, ownership transitions and financing general working capital needs.  The underwriting of Oak Street's loans involves analyses of collateral (through use of Oak Street’s proprietary system) that consists of revenue, which is then continuously monitored by Oak Street throughout the life of the loans.

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

The majority of residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. The Bank sells the loans with both servicing retained and servicing released, depending on pricing and other market conditions.  The credit underwriting standards adhere to a required level of documentation, verifications, valuation and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards increase the marketability and address the credit risk associated with the loans.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2018, and is incorporated herein by reference.

First Financial's executive office is located at 255 East Fifth Street, Suite 800, Cincinnati, Ohio 45202, and the telephone number is (877) 322-9530.  We maintain a website with the address www.bankatfirst.com. The information contained on our website is not included, a part of or incorporated by reference into this Annual Report on Form 10-K. First Financial makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Relations” link, under “Financial Reporting.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Employees

At December 31, 2018, First Financial and its subsidiaries had 2,131 full-time and part-time employees.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

In April 2018, First Financial Bancorp acquired MainSource Financial Group, Inc., an Indiana bank holding company in a stock-for-stock transaction and MainSource Bank, a wholly owned subsidiary of MainSource, merged into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. At the effective time of the merger, MainSource had assets of approximately $4.5 billion and operated 88 full-service offices in Indiana, Ohio, Illinois and Kentucky.

Market and Competitive Information

First Financial utilizes a community banking business model and serves a combination of metropolitan and non-metropolitan markets through its full-service banking centers primarily in Indiana, Ohio, Kentucky and Illinois.  Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability and customer reach.  First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients to help them reach greater levels of financial success.

We also compete on a nationwide basis through Oak Street which lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies and First Franchise which lends to restaurants franchisees.

The Company’s markets support many different types of business activities, such as manufacturing, agriculture, education, healthcare and professional services.  Within these markets, growth is projected to continue in key demographic groups and populations.  First Financial’s market evaluation includes demographic measures such as income levels, median household income and population growth.  The Midwestern markets that First Financial serves have historically not experienced the level of economic volatility experienced in other areas of the country, although material fluctuations may occur.

First Financial believes that it is well positioned to compete in its markets.  Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a local decision-making process and that it is better positioned to compete for business than smaller community banks that may have size or geographic limitations.  First Financial’s targeted customers include individuals and small to medium sized businesses within the Bank's geographic footprint. Through its diversified delivery systems of banking centers, ATMs, internet banking and telephone-based transactions, First Financial is able to meet the needs of its customers in an ever-changing marketplace.

First Financial faces strong competition from financial institutions and other non-financial organizations.  Its competitors include local and regional financial institutions, savings and loans and bank holding companies, as well as some of the largest banking organizations in the United States.  In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, margin loans and other services similar to those offered by First Financial.  Online lenders also create additional competition, particularly in the mortgage and consumer lending areas. Major consumer retail stores compete for loans by offering credit cards and retail installment contracts.  It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify.

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
Activities that are considered by the Federal Reserve Board to be “financial in nature” include:

•securities underwriting, dealing and market making;
•sponsoring mutual funds and investment companies;
•insurance underwriting and agency;
•merchant banking; and
•activities that the Federal Reserve Board has determined to be closely related to banking.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The OCC, the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The Office of the Comptroller of the Currency (OCC), the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) also adopted a rule providing banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations, which First Financial was at the time. These capital rules implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules). Community banking organizations, including First Financial and the Bank, began transitioning to the new rules when the new minimum capital requirements became effective on January 1, 2015. A capital conservation buffer (i.e. common equity) and additional deductions from common equity capital were phased in through January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer greater than 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effective January 1, 2019, the capital conservation buffer requirement phases were fully phased in.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2018, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines previously described.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules and thereby reduce regulatory burden for “non-advanced approaches” banking organizations. The Bank is a non-advanced approach bank because it has total consolidated assets less than $250 billion and balance sheet foreign exposures of less than the maximum amount for a non-advanced approach bank. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank’s capital calculations. In November 2017, the federal banking agencies extended, for such non-advanced approaches banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

Debit Card Interchange Fees
The Dodd-Frank Act requires that interchange transaction fees for electronic debit transactions be “reasonable” and proportional to certain costs related to processing the transactions. The Federal Reserve Board established certain standards and prohibitions, including setting interchange fees and allowing for an upward adjustment if the debit card issuer implements policies and procedures designed to prevent fraud. The debit card interchange rules became applicable to First Financial after First Financial’s assets exceeded $10 billion. First Financial expects noninterest income to decline by approximately $13.0 million on an annual basis as a result of the Durbin Amendment, beginning in the third quarter of 2019, with the first full year impact in 2020.

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

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. As a bank with assets of more than $10 billion, First Financial is subject to a deposit assessment based on a scorecard issued by the FDIC. This scorecard considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the Bank’s performance under that scorecard, the total base assessment rate is between 1.5 and 40 basis points. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and will provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks. The reserve ratio reached 1.36% on September 30, 2018, and as a result the surcharge on banks with assets of $10 billion or more will cease with the first assessment invoice in 2019. In addition, once the DRR reaches 1.38%, the FDIC will apply the assessment credits to banks that had assets below $10 billion at any time during the credit calculation period, which includes the Bank. The Bank will also be entitled to assessment credits attributable to MainSource.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the last assessment will be collected on the March 2019, FDIC invoice.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. As a bank with total assets in excess of $10 billion, the Bank is primarily examined by the CFPB with respect to consumer protection laws and regulations. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

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

In October 2017, the CFPB issued a final rule, referred to as the “Payday Rule,” that addresses commercial lending practices with respect to certain consumer loans. The Payday Rule was effective on January 16, 2018, although compliance with most of its provisions will not be required until August 19, 2019. The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36% that are repaid directly from the borrower’s account. The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. It has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

The Company does not currently expect the new Payday Rules to have a material effect on the Company’s financial condition or results of operations.

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

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, including Level 3 institutions like us, the proposed rule:

•	prohibits incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	requires incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk and effective governance; and

•	requires board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

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

In addition, in October 2017, Ohio-chartered banks received notices of required assessments to be paid to the ODFI.  For two years, the ODFI was funded by State of Ohio excess unclaimed funds allocated to the ODFI by the State of Ohio.  That funding source has ceased to be available, and assessments are once again required.

Item 1A.  Risk Factors.

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. (See also “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain forward looking statements.)

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
Disruptions in the secondary market for residential mortgage loans limit the market for and liquidity of many mortgage loans. The effects of mortgage market challenges, combined with reductions in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. Such conditions could result in higher losses, write downs and impairment charges in our mortgage loan portfolio and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, decclines in real estate values might adversely affect the creditworthiness of state and local governments, resulting in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

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
A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact our results of operations and financial condition. Additionally, increases in unemployment also may adversely affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit.
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
Risks Related to Our Business
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.
As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.
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
Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan and lease losses is maintained at a level adequate to absorb probable incurred losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan and lease losses may not be sufficient to cover actual loan losses, and future provision for loan losses could materially and adversely affect our operating results. The accounting measurements related to impairment and the allowance for loan and lease losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
Our regulators, as an integral part of their examination process, periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses by recognizing additional provision for losses charged to expense, or to decrease our allowance for loan and lease losses by recognizing loan charge-offs, net of recoveries. Any such additional provision for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
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
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The OCC has recently announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. Credit unions that compete with us have advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
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
At December 31, 2018, we had $2.6 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.
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
We rely on other companies to provide key components of our business infrastructure, creating risks of failures by such companies and cybersecurity incidents involving our customers’ information.
Third parties provide key components of our business infrastructure, such as banking services, processing and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cybersecurity breach of a vendor's system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation. We may experience liability to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. Furthermore, we may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.
We rely on our systems, employees and certain counterparties, and certain failures could adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.
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

Cybersecurity risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. Employee error or misconduct may result in failure to implement policies and procedures designed to avoid risks. Moreover, as technology and cyberattacks change over time, we must continually monitor and change systems to guard against new threats. We may not know of and be able to guard against a new threat until after an attack has occurred. In addition, the recent massive breach of the systems of a credit bureau presents additional threats. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.
Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could adversely affect us.
Weaknesses of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, have led in the past to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. A default, or threatened default, of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our financial condition or results of operations.
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
We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2018, the Bank had $181.3 million available to pay dividends to First Financial without prior regulatory approval.
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
As of December 31, 2018, we had indebtedness of $1.6 billion.
Disruptions in our ability to access capital markets may negatively affect our capital resources, liquidity and business.

We depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, a downgrade in our credit rating, or our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.
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

We may feel challenged in retaining key officers and employees.
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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases negotiations, may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions could involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an adverse impact on our liquidity, results of operations and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.
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
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate valuation that is made when recording income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or re-state prior period financial statements.
See the “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2018 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K) for more information.
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

In June 2016, the FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectibility. First Financial will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses.

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
Risks Related to the Legal and Regulatory Environment

If our regulators deem it appropriate, they can take regulatory actions that could impact our ability to compete for new business, constrain our ability to fund our liquidity needs and increase the cost of our services.

First Financial and its subsidiaries are subject to the supervision and regulation of various state and federal regulators, including the Federal Reserve Board, the FDIC, the SEC, the Consumer Financial Protection Bureau (CFPB), the Financial Industry

Regulatory Authority (FINRA), the ODFI, and various other state regulatory agencies. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2018, the Company operated 159 banking centers, 37 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 67 banking centers in Ohio, three banking centers in Illinois, 73 banking centers in Indiana and 16 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Executive Officers of the Registrant.

The following table sets forth information concerning the executive officers of First Financial as of February 21, 2019. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Claude E. Davis	Executive Chairman	58

Archie M. Brown, Jr.	President and Chief Executive Officer	58

James M. Anderson	EVP, Chief Financial Officer	47

Anthony M. Stollings	EVP, Commercial Banking	64

Catherine M. Myers	EVP, Consumer Banking	57

John M. Gavigan	EVP, Advanced Solutions and Digital Banking	40

Karen B. Woods	EVP, General Counsel and Chief Risk Officer	50

William R. Harrod	EVP, Chief Credit Officer	51

Amanda N. Neeley	EVP, Chief Marketing Officer	38

Scott T. Crawley	Corporate Controller and Principal Accounting Officer	38

The following is a brief description of the business experience over the past five years of the individuals named above.

Claude E. Davis - Claude Davis became the Executive Chairman of First Financial effective April 1, 2018. Prior to that date, he served as Chief Executive Officer of First Financial and the Bank since October 1, 2004.  He has served on the board of directors of each of First Financial and the Bank since October 1, 2004 and also has been Chairman of the Board of Directors of the Bank since October 1, 2004.  From October 1, 2004 until December 1, 2014, Mr. Davis held the title of President of First Financial.  From October 1, 2004 until August 20, 2013, Mr. Davis held the title of President of the Bank.  Mr. Davis has over 30 years of experience in the financial services industry.

Archie M. Brown - Archie Brown is the President, Chief Executive Officer and a director of First Financial and the Bank, having been appointed to these positions on April 1, 2018 following First Financial’s acquisition of MainSource Financial Group, Inc. Previously, he served as the President and Chief Executive Officer of MainSource from August 2008 until April 2018 and chairman of the board of MainSource from April 2011 until April 2018.

James M. Anderson - Jamie Anderson became the Chief Financial Officer of First Financial and the Bank on April 1, 2018 following the merger of First Financial and MainSource. Previously Mr. Anderson served as the Chief Financial Officer of MainSource from January 2006 to April 2018. Prior to that role, he served in the following roles at MainSource: Administrative Vice President and Principal Accounting Officer from March 2005 to January 2006, Controller and Principal Accounting Officer from March 2002 to March 2005, and Controller from September 2000 to March 2002. Mr. Anderson is a certified public accountant (inactive).

Anthony M. Stollings - Tony Stollings is presently the Executive Vice President, Commercial Banking of First Financial and the Bank. He previously served as President, Chief Banking Officer from April 2017 to January 2018 and as the President of

Consumer Banking from January 2017 to April 2017.  From December 2014 to January 2017 Mr. Stollings served as the President and Chief Operating Officer of First Financial and Chief Operating Officer of the Bank and from January 2013 through November 2014 he served as the Chief Financial Officer of both companies.  Mr. Stollings has also previously served as the Chief Risk Officer and the Chief Accounting Officer of both companies.

Catherine M. Myers - Cathy Myers serves as Executive Vice President, Consumer Banking for First Financial and the Bank.  She is responsible for Retail Banking, Wealth Management, Mortgage Banking and Business Banking.  Cathy joined First Financial in 2018 and has over 34 years of experience in the banking industry. Prior to joining First Financial, Cathy served in various leadership capacities at U.S. Bank and Key Bank.  Most recently she was the USB Consumer Bank Technology Executive.  She began her career in banking as a Management Trainee for First National Bank of Southwestern Ohio.

John M. Gavigan - John Gavigan is the Executive Vice President, Advanced Solutions and Digital Banking for First Financial where he is responsible for Enterprise Digital Solutions, Information Technology, Operations, Customer Contact Center, Project Management and Corporate Facilities.  Mr. Gavigan was appointed to his current role in late 2018, having previously served as Chief Administrative Officer for the majority of 2018 and Chief Financial Officer from late 2014 through early 2018. He joined the Company in 2008 as Assistant Controller and also served as Corporate Controller from 2011 through 2014. Mr. Gavigan is a certified public accountant (inactive).

Karen B. Woods - Karen Woods serves as General Counsel and Chief Risk Officer of First Financial. She joined First Financial in April 2018 following the merger of First Financial and MainSource. She previously served as Corporate Counsel and Chief Risk Officer of MainSource from January 2016 to April 2018. Prior to joining MainSource, Ms. Woods was a partner at Krieg DeVault LLP in Indianapolis, Indiana. Ms. Woods previously served as a judicial law clerk to the Honorable John G. Baker, Indiana Court of Appeals.

William R. Harrod - Bill Harrod is the Chief Credit Officer of First Financial, a role he has held since October 2017. He is responsible for managing and monitoring the loan portfolio and other related credit functions in a risk appropriate manner including underwriting, approval, and collections. Mr. Harrod first joined First Financial in 2015 and has held various credit and management positions since then in specialty banking, corporate banking, commercial and industrial lending and commercial finance.

Amanda N. Neeley - Mandy Neeley is the Chief Marketing Officer and Strategy Officer of First Financial, a role she has held since 2016.  Ms. Neeley is responsible for the launch and evolution of the First Financial brand, the introduction of the Premier Business Bank acquisition strategy, the advancement of sales process and enterprise CRM, and development of a formalized strategic planning program.  Ms. Neeley has spent her entire career in banking with the Bank, beginning as a part-time teller during summers in college. After graduating, she became a Marketing Coordinator with First Financial starting in 2003 and has held various marketing roles throughout her time with the Bank.

Scott T. Crawley - Scott Crawley is the Corporate Controller and Principal Accounting Officer of both First Financial and the Bank, where he is responsible for the Company’s Accounting department. He was appointed to these roles in December 2014, and January 2017, respectively. He joined First Financial in January 2012 as the Assistant Controller, a position he held until December 2014. Mr. Crawley is a certified public accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2018 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 21, 2019, our common shares were held by approximately 4,339 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2018, a total of 62,410 stock options and 462,446 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 19 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2018 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2018 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	62,410	$9.08	1,882,484
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2018 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
November 1 to November 30, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
December 1 to December 31, 2018
Share repurchase program	0	$0.00	0	3,509,133
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	0	$0.00	N/A

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

(2)
In October 2012, the Board of Directors of First Financial approved a stock repurchase plan under which it authorized the purchase of up to 5,000,000 of its common stock.   The plan has no expiration date.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under The Plan	Expiration Date
10/25/2012	5,000,000	1,490,867	None

In January 2019, the Board of Directors announced that it approved a new stock repurchase plan in replacement of the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company’s common stock.

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2018 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2018 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 14 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2018 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2018 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2018 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
First Financial’s chief executive officer and chief financial officer, together with other members of senior management, have evaluated First Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act)
as of the end of the fiscal year covered by this report. Based upon that evaluation, First Financial’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective to ensure that material information required to be disclosed by First Financial, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in First Financial’s 2018 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting
There were no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” and “Shareholder Nominations for Election to the Board” of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 28, 2019, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2018 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  Reference is also made to information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2018 Annual Report (included as Exhibit 13 of this report) as noted:

		Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2018 Annual Report

		Consolidated Balance Sheets as of December 31, 2018 and 2017 - Incorporated by reference from First Financial’s 2018 Annual Report

		Consolidated Statements of Income for years ended December 31, 2018, 2017, and 2016 - Incorporated by reference from First Financial’s 2018 Annual Report

		Consolidated Statements of Comprehensive Income for years ended December 31, 2018, 2017, and 2016 - Incorporated by reference from First Financial’s 2018 Annual Report

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017, and 2016 - Incorporated by reference from First Financial’s 2018 Annual Report

		Consolidated Statements of Cash Flows for years ended December 31, 2018, 2017, and 2016 - Incorporated by reference from First Financial’s 2018 Annual Report

		Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2018 Annual Report

	(2)
Financial Statement Schedules: Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted

	(3)	Exhibits:

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
4.6
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

4.7
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

4.8
Guarantee Agreement dated as of December 19, 2002 between MainSource Financial Group, Inc., and State Street Bank and Trust Company of Connecticut, N.A (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission).

4.9
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

4.11
Guarantee Agreement dated as of April 1, 2003 between MainSource Financial Group, Inc., and U.S. Bank, N.A (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.12
Indenture dated as of June 12, 2003 between MainSource Financial Group, Inc., as issuer, and The Bank of New York, as trustee, re: rate junior subordinated deferrable interest debentures due (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.13
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

4.14
Guarantee Agreement dated as of June 12, 2003 between MainSource Financial Group, Inc., and The Bank of New York (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10‑Q of MainSource Financial Group, Inc. for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission).

4.15
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

4.16
Form of Indenture dated as of October 13, 2006, between MainSource Financial Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.17
Form of Guarantee Agreement dated as of October 13, 2006, between MainSource Financial Group, Inc., as guarantor, and Wells Fargo Bank, National Association, as guarantee trustee (incorporated by reference to Exhibit 10.3 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.18
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

10.9
First Financial Bancorp. Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015 (originally established in 2011)(filed as Exhibit 10.1 to the Form 8-K on May 25, 2016 and incorporated herein by reference) (File No. 001-34762).*

10.10
Agreement for Stock Award pursuant to the 2011 Key Executive Incentive Plan between First Financial Bancorp. and Claude E. Davis (filed as exhibit 10.1 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference) (File No. 000-34762).*

10.11
Form of Agreement for Stock Award pursuant to the Key Executive Incentive Plan between First Financial Bancorp. (3-year holding period) (filed as Exhibit 10.21 to First Financial Bancorp’s Annual Report for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.12	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.13
Form of Agreement for 2015 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.14
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends) ) (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.15
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

10.20
Employment and Non-Competition Agreement between First Financial Bancorp and Anthony M. Stollings, EVP - Chief Financial Officer and Chief Administrative Officer dated November 1, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on November 5, 2013 and incorporated herein by reference) (File No. 001-34762).*

10.21
Executive Supplemental Savings Agreement between First Financial Bancorp. and Claude E. Davis, President and Chief Executive Officer dated December 31, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2014 and incorporated herein by reference) (File No. 001-34762).*

10.22
Severance and Change in Control Agreement between First Financial Bancorp. and John M. Gavigan, Chief Financial Officer dated March 13, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on March 16, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.23
Employment and Non-Competition Agreement between First Financial Bank and Richard S. Dennen, President of Oak Street Funding, LLC dated July 23, 2015 (filed as exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.24	First Financial Bancorp Amended and Restated 2012 Stock Plan (filed as Exhibit A to the Definitive Proxy Statement filed on April 13, 2017 and incorporated herein by reference) (File No. 001-34762).*
10.25
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (Directors, 1-year vest/accrual of dividends) (filed as Exhibit 10.2 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.26
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank, 3-year vesting/accrual of dividends) (filed as Exhibit 10.3 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.27
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends) (filed as Exhibit 10.4 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.28
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Franchise Capital Corporation, 3-year vesting/accrual of dividends) (filed as Exhibit 10.5 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.29
Form of Agreement for Stock Awards under the Key Executive Short Term Incentive Plan and the First Financial Bancorp. Amended and Restated 2012 Stock Plan (immediate vest, 1-year holding) (filed as Exhibit 10.8 to the Form10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).*

10.30
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of First Financial Bank) 3-year vesting/accrual of dividends)(filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.31
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. Amended and Restated 2012 Stock Plan (employees of Oak Street Funding, 3-year vesting/accrual of dividends)(filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.32
Employment and Non-Competition Agreement between Archie M. Brown, Jr. and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.33
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.34
Severance and Change in Control Agreement between John M. Gavigan and First Financial Bank dated September 22, 2017 (filed as exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 22, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.35
Severance and Change in Control Agreement between James M. Anderson and First Financial Bank dated September 18, 2017 (filed as exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 22, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.36
Severance and Change in Control Agreement between Bradley Ringwald, First Financial and First Financial Bank, dated March 28, 2018 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2018 (incorporated herein by reference) (File No. 001-34762).*

10.37
Amended and Restated Employment Agreement and Non-Competition Agreement between First Financial Bank and Anthony M. Stollings dated October 13, 2017 (filed as exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.38
MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the year ending December 31, 2007, filed March 17, 2008 with the Commission).*

10.39
Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc., dated April 28, 2016 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of MainSource Financial Group, Inc. filed on August 8, 2016).

13	Registrant’s annual report to shareholders for the year ended December 31, 2018.
14.1
First Financial Bancorp. Code of Conduct, as approved October 27, 2017 (filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference) (File No. 001-34762).*

14.2
Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference) (File No. 001-34762).

21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

* Compensation plan(s) or arrangement(s).
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr., Director
President and Chief Executive Officer

Date	2/22/2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown, Jr.		/s/ James M. Anderson
Archie M. Brown, Jr., Director President and Chief Executive Officer		James M. Anderson, Executive Vice President and Chief Financial Officer

Date	2/22/2019	Date	2/22/2019

/s/ Claude E. Davis		/s/ Scott Crawley
Claude E. Davis, Director		Scott T. Crawley, First Vice President and Controller
Executive Chairman of the Board		(Principal Accounting Officer)

Date	2/22/2019	Date	2/22/2019

/s/ J. Wickliffe Ach		/s/ Kathleen L. Bardwell
J. Wickliffe Ach, Director		Kathleen L. Bardwell, Director

Date	2/22/2019	Date	2/22/2019

/s/ William G. Barron		/s/ Vincent A. Berta
Wiliam G. Barron, Director		Vincent A. Berta, Director

Date	2/22/2019	Date	2/22/2019

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/22/2019	Date	2/22/2019

/s/ Erin P. Hoeflinger		/s/ Susan L. Knust
Erin P. Hoeflinger, Director		Susan L. Knust, Director

Date	2/22/2019	Date	2/22/2019

/s/ William J. Kramer		/s/ John T. Neighbours
William J. Kramer, Director		John T. Neighbours, Director

Date	2/22/2019	Date	2/22/2019

/s/ Thomas M. O'Brien		/s/ Richard E. Olszewski
Thomas M. O'Brien, Director		Richard E. Olszewski, Director

Date	2/22/2019	Date	2/22/2019

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director

Date	2/22/2019