Form 10-Q
period 2019-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2019-05-07
CIK 708955

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 001-34762

FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1042001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 800 Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (877) 322-9530

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 98,613,714 shares outstanding at May 6, 2019.

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, No par value	FFBC	The NASDAQ Stock Market LLC

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated other comprehensive income	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ATM	Automated teller machine	FRB	Federal Reserve Bank
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	HTM	Held-to-maturity
Bp/bps	Basis point(s)	Insignificant	Less than $0.1 million
BOLI	Bank Owned Life Insurance	IRLC	Interest Rate Lock Commitment
CAM	Common Area Maintenance	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PCA	Prompt corrective action
DDA	Demand Deposit Account	ROU	Right-of-use
ERM	Enterprise risk management	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	Topic 842	FASB ASC Topic 842, Leasing
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$169,004	$236,221
Interest-bearing deposits with other banks	50,224	37,738
Investment securities available-for-sale, at fair value (amortized cost $3,096,085 at March 31, 2019 and $2,792,326 at December 31, 2018)	3,113,811	2,779,255
Investment securities held-to-maturity (fair value $153,075 at March 31, 2019 and $424,118 at December 31, 2018)	158,305	429,328
Other investments	115,731	115,660
Loans held for sale	8,217	4,372
Loans and leases
Commercial & industrial	2,543,427	2,514,661
Lease financing	95,573	93,415
Construction real estate	458,113	548,935
Commercial real estate	3,802,179	3,754,681
Residential real estate	975,120	955,646
Home equity	797,118	817,282
Installment	90,689	93,212
Credit card	46,982	46,382
Total loans and leases	8,809,201	8,824,214
Less: Allowance for loan and lease losses	56,722	56,542
Net loans and leases	8,752,479	8,767,672
Premises and equipment	210,676	215,652
Goodwill	879,727	880,251
Other intangibles	38,571	40,805
Accrued interest and other assets	577,518	479,706
Total assets	$14,074,263	$13,986,660

Liabilities
Deposits
Interest-bearing demand	$2,235,036	$2,307,071
Savings	3,100,894	3,167,325
Time	2,309,810	2,173,564
Total interest-bearing deposits	7,645,740	7,647,960
Noninterest-bearing	2,488,157	2,492,434
Total deposits	10,133,897	10,140,394
Federal funds purchased	95,015	183,591
FHLB short-term borrowings	952,400	857,100
Total short-term borrowings	1,047,415	1,040,691
Long-term debt	546,423	570,739
Total borrowed funds	1,593,838	1,611,430
Accrued interest and other liabilities	216,109	156,587
Total liabilities	11,943,844	11,908,411

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2019 and 2018	1,622,554	1,633,256
Retained earnings	626,408	600,014
Accumulated other comprehensive loss	(19,635)	(44,408)
Treasury stock, at cost, 5,667,922 shares in 2019 and 6,387,508 shares in 2018	(98,908)	(110,613)
Total shareholders' equity	2,130,419	2,078,249
Total liabilities and shareholders' equity	$14,074,263	$13,986,660

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Interest income
Loans and leases, including fees	$123,056	$74,920
Investment securities
Taxable	24,235	13,670
Tax-exempt	4,258	1,657
Total interest on investment securities	28,493	15,327
Other earning assets	210	107
Total interest income	151,759	90,354
Interest expense
Deposits	19,243	10,298
Short-term borrowings	5,960	2,663
Long-term borrowings	5,041	1,581
Total interest expense	30,244	14,542
Net interest income	121,515	75,812
Provision for loan and lease losses	14,083	2,303
Net interest income after provision for loan and lease losses	107,432	73,509
Noninterest income
Service charges on deposit accounts	8,903	5,039
Trust and wealth management fees	4,070	3,954
Bankcard income	5,586	3,394
Client derivative fees	1,704	1,757
Net gain from sales of loans	1,890	588
Net gain (loss) on sales/transfers of investment securities	(178)	0
Other	4,852	2,206
Total noninterest income	26,827	16,938
Noninterest expenses
Salaries and employee benefits	47,912	31,102
Net occupancy	6,630	4,497
Furniture and equipment	3,416	2,040
Data processing	5,127	3,672
Marketing	1,606	801
Communication	728	459
Professional services	2,252	2,198
State intangible tax	1,310	765
FDIC assessments	950	894
Intangible assets amortization	2,045	280
Other	6,523	5,580
Total noninterest expenses	78,499	52,288
Income before income taxes	55,760	38,159
Income tax expense	9,921	7,653
Net income	$45,839	$30,506
Net earnings per common share - basic	$0.47	$0.49
Net earnings per common share - diluted	$0.47	$0.49
Cash dividends declared per share	$0.22	$0.19
Average common shares outstanding - basic	97,926,088	61,654,686
Average common shares outstanding - diluted	98,436,311	62,180,744

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net income	$45,839	$30,506
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	23,505	(9,830)
Change in retirement obligation	290	323
Unrealized gain (loss) on derivatives	72	156
Other comprehensive income (loss)	23,867	(9,351)
Comprehensive income	$69,706	$21,155

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Impact of cumulative effect of change in accounting principles			5,093	(5,093)			0
Net income			30,506				30,506
Other comprehensive income (loss)				(9,351)			(9,351)
Cash dividends declared:
Common stock at $0.19 per share			(11,797)				(11,797)
Warrant exercises		(24)			1,428	24	0
Exercise of stock options, net of shares purchased		(65)			11,800	202	137
Restricted stock awards, net of forfeitures		(3,517)			131,508	1,389	(2,128)
Share-based compensation expense		1,954					1,954
Balance at March 31, 2018	68,730,731	$571,457	$515,649	$(34,834)	(6,516,908)	$(112,287)	$939,985
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of change in accounting principles			2,221	906			3,127
Net income			45,839				45,839
Other comprehensive income (loss)				23,867			23,867
Cash dividends declared:
Common stock at $0.22 per share			(21,666)				(21,666)
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(5,604)			247,028	3,521	(2,083)
Share-based compensation expense		2,996					2,996
Balance at March 31, 2019	104,281,794	$1,622,554	$626,408	$(19,635)	(5,667,922)	$(98,908)	$2,130,419

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Operating activities
Net income	$45,839	$30,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,083	2,303
Depreciation and amortization	6,489	3,076
Stock-based compensation expense	2,996	1,954
Pension expense (income)	375	(156)
Net amortization (accretion) on investment securities	2,649	2,801
Net (gain) loss on sales of investment securities	178	0
Originations of loans held for sale	(41,227)	(22,383)
Net gains from sales of loans held for sale	(1,890)	(588)
Proceeds from sales of loans held for sale	39,273	24,542
Deferred income taxes	12,625	(1,736)
Amortization of operating leases	1,826	0
Payments for operating leases	(1,823)	0
Decrease (increase) cash surrender value of life insurance	(1,534)	786
Decrease (increase) in interest receivable	(3,109)	(1,687)
(Decrease) increase in interest payable	322	(1,013)
Decrease (increase) in other assets	(30,168)	15,414
(Decrease) increase in other liabilities	(8,908)	(1,491)
Net cash provided by (used in) operating activities	37,996	52,328

Investing activities
Proceeds from sales of securities available-for-sale	0	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	95,114	52,252
Purchases of securities available-for-sale	(143,290)	(77,037)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	2,398	19,718
Net decrease (increase) in interest-bearing deposits with other banks	(12,486)	23,774
Net decrease (increase) in loans and leases	438	(89,526)
Proceeds from disposal of other real estate owned	183	2,222
Purchases of premises and equipment	(1,268)	(4,979)
Net cash provided by (used in) investing activities	(58,911)	(73,576)

Financing activities
Net (decrease) increase in total deposits	(6,379)	115,458
Net (decrease) increase in short-term borrowings	6,724	(156,233)
Payments on long-term debt	(25,187)	0
Proceeds from FHLB borrowings	0	50,000
Cash dividends paid on common stock	(21,550)	(22,183)
Proceeds from exercise of stock options	90	137
Net cash provided by (used in) financing activities	(46,302)	(12,821)

Cash and due from banks
Change in cash and due from banks	(67,217)	(34,069)
Cash and due from banks at beginning of period	236,221	150,650
Cash and due from banks at end of period	$169,004	$116,581

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements in the Company’s 2018 Form 10-K.

NOTE 2:  RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted in 2019

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases where the Bank is the lessee, except for short-term leases that are subject to an accounting policy election, were recorded on the balance sheet by establishing a lease liability and corresponding ROU asset. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component and the option not to recognize ROU assets and lease liabilities that arise from short-term leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The guidance in this ASU became effective January 1, 2019 at which time the Company recorded on the Consolidated Balance Sheet an ROU asset of $60.2 million and a lease liability of $65.8 million. For further detail, see Note 7 – Leases.

In March 2017, the FASB issued an update (ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities) which amended the amortization period for certain purchased callable debt securities held at a premium and shortens the amortization period for the premium to the earliest call date rather than as an adjustment of yield over the contractual life of the instrument. This update more closely aligns the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, as in most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest in an attempt to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The guidance in this ASU became effective in January 1, 2019 and did not have a material impact on the Consolidated Financial Statements.

In August 2017, the FASB issued an update (ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities) to better align financial reporting for hedging activities with the economic objectives of those activities. This update aligns certain aspects of hedge documentation, effectiveness assessments, accounting and disclosures and expands permissible hedge strategies as of the date of adoption. The guidance in this ASU became effective January 1, 2019. Upon adoption, the Company reclassified $268.7 million of HTM securities to AFS, resulting in a $0.2 million loss in the Consolidated Statement of Income.
Accounting Guidance Issued But Not Yet Adopted

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
First Financial currently expects as of January 1, 2020 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of this update. First Financial has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on First Financial’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model.
In August 2018, the FASB issued an update (ASU No. 2018-13, Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement) which eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Under the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  The update is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted.  This update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2019 and March 31, 2018, there were no sales of AFS securities and therefore no associated gains or losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of 2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income.

The following is a summary of HTM and AFS investment securities as of March 31, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(1)	$98
Securities of U.S. government agencies and corporations	0	0	0	0	30,880	74	(355)	30,599
Mortgage-backed securities - residential	24,937	72	(671)	24,338	557,730	4,566	(3,449)	558,847
Mortgage-backed securities - commercial	109,826	0	(4,414)	105,412	464,611	1,821	(2,988)	463,444
Collateralized mortgage obligations	11,936	0	(429)	11,507	919,486	9,214	(3,067)	925,633
Obligations of state and other political subdivisions	11,606	440	(228)	11,818	542,265	12,496	(504)	554,257
Asset-backed securities	0	0	0	0	502,018	1,180	(1,790)	501,408
Other securities	0	0	0	0	78,996	853	(324)	79,525
Total	$158,305	$512	$(5,742)	$153,075	$3,096,085	$30,204	$(12,478)	$3,113,811

The following is a summary of HTM and AFS investment securities as of December 31, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(2)	$97
Securities of U.S. government agencies and corporations	0	0	0	0	32,095	57	(233)	31,919
Mortgage-backed securities - residential	25,565	0	(1,045)	24,520	565,071	691	(7,163)	558,599
Mortgage-backed securities - commercial	147,780	258	(4,385)	143,653	423,797	819	(3,581)	421,035
Collateralized mortgage obligations	12,540	0	(633)	11,907	928,586	4,319	(6,158)	926,747
Obligations of state and other political subdivisions	243,443	1,954	(1,359)	244,038	257,300	2,554	(1,429)	258,425
Asset-backed securities	0	0	0	0	511,430	611	(2,810)	509,231
Other securities	0	0	0	0	73,948	358	(1,104)	73,202
Total	$429,328	$2,212	$(7,422)	$424,118	$2,792,326	$9,409	$(22,480)	$2,779,255

The following table provides a summary of investment securities by contractual maturity as of March 31, 2019, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$18,503	$18,522
Due after one year through five years	0	0	52,079	52,547
Due after five years through ten years	4,247	4,579	162,531	165,532
Due after ten years	7,359	7,239	419,127	427,878
Mortgage-backed securities - residential	24,937	24,338	557,730	558,847
Mortgage-backed securities - commercial	109,826	105,412	464,611	463,444
Collateralized mortgage obligations	11,936	11,507	919,486	925,633
Asset-backed securities	0	0	502,018	501,408
Total	$158,305	$153,075	$3,096,085	$3,113,811

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2019 or December 31, 2018.

As of March 31, 2019, the Company's investment securities portfolio consisted of 1,395 securities, of which 303 were in an unrealized loss position. As of December 31, 2018, the Company's investment securities portfolio consisted of 1,417 securities, of which 504 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$98	$(1)	$98	$(1)
Securities of U.S. Government agencies and corporations	6,046	(77)	13,946	(278)	19,992	(355)
Mortgage-backed securities - residential	12,585	(322)	239,305	(3,798)	251,890	(4,120)
Mortgage-backed securities - commercial	140,670	(264)	195,282	(7,138)	335,952	(7,402)
Collateralized mortgage obligations	90,610	(431)	212,286	(3,065)	302,896	(3,496)
Obligations of state and other political subdivisions	12,080	(30)	42,954	(702)	55,034	(732)
Asset-backed securities	224,565	(1,325)	48,376	(465)	272,941	(1,790)
Other securities	8,636	(78)	7,545	(246)	16,181	(324)
Total	$495,192	$(2,527)	$759,792	$(15,693)	$1,254,984	$(18,220)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$97	$(2)	$97	$(2)
Securities of U.S. Government agencies and corporations	0	0	16,777	(233)	16,777	(233)
Mortgage-backed securities - residential	186,029	(935)	264,795	(7,273)	450,824	(8,208)
Mortgage-backed securities - commercial	147,754	(369)	232,363	(7,597)	380,117	(7,966)
Collateralized mortgage obligations	194,795	(1,546)	240,514	(5,245)	435,309	(6,791)
Obligations of state and other political subdivisions	62,805	(299)	86,644	(2,489)	149,449	(2,788)
Asset-backed securities	336,437	(2,312)	37,105	(498)	373,542	(2,810)
Other securities	33,752	(884)	4,570	(220)	38,322	(1,104)
Total	$961,572	$(6,345)	$882,865	$(23,557)	$1,844,437	$(29,902)

For further detail on the fair value of investment securities, see Note 16 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with distinct interest rates and payment terms. Commercial loan categories include C&I, CRE, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana, Kentucky and Illinois). First Financial also offers two nationwide lending platforms, one that provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and another that primarily provides loans that are secured by commissions and cash collateral to insurance agents and brokers.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of March 31, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,443,488	$457,508	$3,720,197	$92,527	$6,713,720
Special Mention	36,936	0	25,935	365	63,236
Substandard	63,003	605	56,047	2,681	122,336
Doubtful	0	0	0	0	0
Total	$2,543,427	$458,113	$3,802,179	$95,573	$6,899,292

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$958,185	$790,893	$90,515	$46,827	$1,886,420
Nonperforming	16,935	6,225	174	155	23,489
Total	$975,120	$797,118	$90,689	$46,982	$1,909,909

	As of December 31, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,432,834	$548,323	$3,664,434	$90,902	$6,736,493
Special Mention	24,594	603	38,653	0	63,850
Substandard	57,233	9	51,594	2,513	111,349
Doubtful	0	0	0	0	0
Total	$2,514,661	$548,935	$3,754,681	$93,415	$6,911,692

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$939,936	$811,108	$93,038	$46,382	$1,890,464
Nonperforming	15,710	6,174	174	0	22,058
Total	$955,646	$817,282	$93,212	$46,382	$1,912,522

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$917	$7,797	$8,255	$16,969	$2,521,040	$2,538,009	$5,418	$2,543,427	$23
Lease financing	0	0	0	0	95,573	95,573	0	95,573	0
Construction real estate	0	598	0	598	457,323	457,921	192	458,113	0
Commercial real estate	1,695	1,103	13,462	16,260	3,738,962	3,755,222	46,957	3,802,179	0
Residential real estate	3,329	1,495	4,326	9,150	933,896	943,046	32,074	975,120	0
Home equity	2,960	1,046	2,702	6,708	787,129	793,837	3,281	797,118	0
Installment	317	30	84	431	89,837	90,268	421	90,689	0
Credit card	193	206	155	554	46,428	46,982	0	46,982	155
Total	$9,411	$12,275	$28,984	$50,670	$8,670,188	$8,720,858	$88,343	$8,809,201	$178

	As of December 31, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$13,369	$41	$7,423	$20,833	$2,488,450	$2,509,283	$5,378	$2,514,661	$0
Lease financing	352	0	0	352	93,063	93,415	0	93,415	0
Construction real estate	0	0	0	0	548,687	548,687	248	548,935	0
Commercial real estate	6,279	1,158	12,644	20,081	3,682,455	3,702,536	52,145	3,754,681	0
Residential real estate	11,060	2,976	4,535	18,571	902,404	920,975	34,671	955,646	0
Home equity	5,245	1,228	2,578	9,051	804,835	813,886	3,396	817,282	0
Installment	420	37	145	602	92,128	92,730	482	93,212	0
Credit card	541	96	63	700	45,682	46,382	0	46,382	63
Total	$37,266	$5,536	$27,388	$70,190	$8,657,704	$8,727,894	$96,320	$8,824,214	$63

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if none of the principal and interest due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.

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

First Financial had 201 TDRs totaling $35.9 million at March 31, 2019, including $22.8 million on accrual status and $13.1 million classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $1.4 million related to TDRs at March 31, 2019. Additionally, as of March 31, 2019, $7.5 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 196 TDRs totaling $38.5 million at December 31, 2018, including $16.1 million of loans on accrual status and $22.4 million classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2018, the ALLL included reserves of $1.5 million related to TDRs, and $7.9 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	5	$7,637	$7,661	4	$928	$913
Construction real estate	0	0	0	0	0	0
Commercial real estate	6	1,323	1,232	2	72	72
Residential real estate	5	458	458	2	93	93
Home equity	1	17	17	0	0	0
Installment	0	0	0	0	0	0
Total	17	$9,435	$9,368	8	$1,093	$1,078

For TDRs identified during the three months ended March 31, 2019 and 2018, there were no chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Extended maturities	$2,877	$888
Adjusted interest rates	5,284	52
Combination of rate and maturity changes	508	0
Forbearance	557	0
Other (1)	142	138
Total	$9,368	$1,078
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

For the three months ended March 31, 2019, there were two TDR relationships for $6.9 million, for which there was a payment default during the period that occurred within twelve months of the loan modification. There were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification for the three months ended March 31, 2018.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$19,263	$30,925
Lease financing	301	22
Construction real estate	7	9
Commercial real estate	21,082	20,500
Residential real estate	13,052	13,495
Home equity	5,581	5,580
Installment	170	169
Nonaccrual loans	59,456	70,700
Accruing troubled debt restructurings	22,817	16,109
Total impaired loans	$82,273	$86,809
(1) Nonaccrual loans include nonaccrual TDRs of $13.1 million and $22.4 million as of March 31, 2019 and December 31, 2018, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,613	$802
Interest included in income
Nonaccrual loans	335	80
Troubled debt restructurings	236	124
Total interest included in income	571	204
Net impact on interest income	$1,042	$598

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

First Financial's investment in impaired loans was as follows:

	As of March 31, 2019			As of December 31, 2018
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$30,142	$46,215	$0	$36,694	$42,561	$0
Lease financing	301	301	0	22	22	0
Construction real estate	8	25	0	9	26	0
Commercial real estate	22,708	29,530	0	23,513	31,375	0
Residential real estate	16,637	19,237	0	17,297	19,975	0
Home equity	6,225	7,232	0	6,351	7,461	0
Installment	174	310	0	174	563	0
Total	76,195	102,850	0	84,060	101,983	0

Loans with an allowance recorded
Commercial & industrial	3,282	3,282	738	939	939	667
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	2,498	3,579	651	1,509	1,509	461
Residential real estate	298	298	31	301	301	32
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	6,078	7,159	1,420	2,749	2,749	1,160

Total
Commercial & industrial	33,424	49,497	738	37,633	43,500	667
Lease financing	301	301	0	22	22	0
Construction real estate	8	25	0	9	26	0
Commercial real estate	25,206	33,109	651	25,022	32,884	461
Residential real estate	16,935	19,535	31	17,598	20,276	32
Home equity	6,225	7,232	0	6,351	7,461	0
Installment	174	310	0	174	563	0
Total	$82,273	$110,009	$1,420	$86,809	$104,732	$1,160

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	March 31, 2019		March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$33,418	$279	$7,867	$26
Lease financing	162	0	41	0
Construction real estate	9	0	28	1
Commercial real estate	23,111	103	21,400	99
Residential real estate	16,967	86	6,503	47
Home equity	6,288	38	4,214	20
Installment	174	1	281	0
Total	80,129	507	40,334	193

Loans with an allowance recorded
Commercial & industrial	2,111	43	204	0
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	2,004	19	1,739	3
Residential real estate	300	2	1,051	7
Home equity	0	0	101	1
Installment	0	0	0	0
Total	4,415	64	3,095	11

Total
Commercial & industrial	35,529	322	8,071	26
Lease financing	162	0	41	0
Construction real estate	9	0	28	1
Commercial real estate	25,115	122	23,139	102
Residential real estate	17,267	88	7,554	54
Home equity	6,288	38	4,315	21
Installment	174	1	281	0
Total	$84,544	$571	$43,429	$204

Lease financing. The Company prospectively applied Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first quarter of 2019 related to the implementation of Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$1,401	$2,781
Additions
Commercial & industrial	0	170
Residential real estate	504	459
Total additions	504	629
Disposals
Commercial & industrial	(22)	(2,104)
Residential real estate	(161)	(118)
Total disposals	(183)	(2,222)
Valuation adjustment
Commercial & industrial	0	(97)
Residential real estate	(57)	(26)
Total valuation adjustment	(57)	(123)
Balance at end of period	$1,665	$1,065

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

Changes in the ALLL by loan category were as follows:

	Three months ended March 31, 2019
			Real Estate
(Dollars in thousands)	Commercial and industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for loan and lease losses	13,268	343	(683)	493	125	185	19	333	14,083
Gross charge-offs	(12,328)	(100)	0	(1,214)	(82)	(468)	(49)	(341)	(14,582)
Recoveries	240	0	63	73	36	185	48	34	679
Total net charge-offs	(12,088)	(100)	63	(1,141)	(46)	(283)	(1)	(307)	(13,903)
Ending allowance for loan and lease losses	$19,926	$1,373	$2,793	$20,400	$5,043	$5,250	$380	$1,557	$56,722

	Three months ended March 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	889	(49)	690	815	114	(294)	(49)	187	2,303
Loans charged off	(885)	0	0	(2,176)	(96)	(242)	(16)	(254)	(3,669)
Recoveries	436	0	0	752	26	429	48	34	1,725
Total net charge-offs	(449)	0	0	(1,424)	(70)	187	32	(220)	(1,944)
Ending allowance for loan and lease losses	$18,038	$626	$4,267	$20,321	$4,727	$4,828	$290	$1,283	$54,380

	As of March 31, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$738	$0	$0	$651	$31	$0	$0	$0	$1,420
Collectively evaluated for impairment	19,188	1,373	2,793	19,749	5,012	5,250	380	1,557	55,302
Ending allowance for loan and lease losses	$19,926	$1,373	$2,793	$20,400	$5,043	$5,250	$380	$1,557	$56,722

Loans
Individually evaluated for impairment	$33,424	$301	$8	$25,206	$16,935	$6,225	$174	$0	$82,273
Collectively evaluated for impairment	2,510,003	95,272	458,105	3,776,973	958,185	790,893	90,515	46,982	8,726,928
Total loans	$2,543,427	$95,573	$458,113	$3,802,179	$975,120	$797,118	$90,689	$46,982	$8,809,201

	As of December 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$667	$0	$0	$461	$32	$0	$0	$0	$1,160
Collectively evaluated for impairment	18,079	1,130	3,413	20,587	4,932	5,348	362	1,531	55,382
Ending allowance for loan and lease losses	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542

Loans
Individually evaluated for impairment	$37,633	$22	$9	$25,022	$17,598	$6,351	$174	$0	$86,809
Collectively evaluated for impairment	2,477,028	93,393	548,926	3,729,659	938,048	810,931	93,038	46,382	8,737,405
Total loans	$2,514,661	$93,415	$548,935	$3,754,681	$955,646	$817,282	$93,212	$46,382	$8,824,214

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance at beginning of year	$880,251	$204,084
Goodwill resulting from business combinations	(524)	676,167
Balance at end of period	$879,727	$880,251

During 2018, First Financial recorded additions to goodwill resulting from the merger with MSFG of $676.2 million, and in the first quarter of 2019, First Financial recorded its final adjustments to goodwill associated related to the merger. For further detail on the merger with MSFG, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2018 and no impairment was indicated.  As of March 31, 2019, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of March 31, 2019 and December 31, 2018, First Financial had $38.6 million and $40.8 million, respectively, of other intangible assets included in Other intangibles in the Consolidated Balance Sheets, which primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $35.8 million and $37.9 million as of March 31, 2019 and December 31, 2018, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.9 years. Amortization expense recognized on intangible assets for the three months ended March 31, 2019 and 2018 was $2.0 million and $0.3 million, respectively.

NOTE 7:  LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. First Financial is primarily the lessee in its leasing agreements, and substantially all of those agreements are for real estate property for branches, ATM locations and office space.

On January 1, 2019, the Company adopted Topic 842 and all subsequent updates that modified Topic 842. For First Financial, this update primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as an ROU asset and a corresponding lease liability. Substantially all of the Company's leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets.

The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheet and was $59.0 million at March 31, 2019. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $64.6 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at March 31, 2019.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and First Financial recognizes lease expense for these leases on a straight-line basis over the term of the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company's sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. First Financial does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements and leases generally also include real estate taxes and CAM charges in the annual rental payments.

The components of lease expense were as follows:

Three months ended
(dollars in thousands)	March 31, 2019
Operating lease cost	$1,826
Short-term lease cost	1
Variable lease cost	597
Total operating lease cost	$2,424

Future minimum commitments due under these lease agreements as of March 31, 2019 are as follows:

(dollars in thousands)	Operating leases
2019 (remaining nine months)	$5,361
2020	7,070
2021	6,569
2022	6,238
2023	6,248
Thereafter	54,378
Total lease payments	85,864
Less imputed interest	21,255
Total	$64,609

The lease term and discount rate at March 31, 2019 were as follows:

Operating leases
Weighted-average remaining lease term (years)	15.9
Weighted-average discount rate	3.5%

Supplemental cash information at March 31, 2019 related to leases was as follows:

Three months ended
(dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,823
ROU assets obtained in exchange for lease obligations
Operating leases	60,249

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$15,243
Collateralized mortgage obligations	79,772
Total	$95,015

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $95.5 million and $85.5 million, as of March 31, 2019 and December 31, 2018, respectively.

First Financial had $952.4 million in short-term borrowings with the FHLB of at March 31, 2019 and $857.1 million as of December 31, 2018. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures in September 2019. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2019 and December 31, 2018.

First Financial had $546.4 million and $570.7 million of long-term debt as of March 31, 2019 and December 31, 2018, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$170,654	5.21%	$170,550	5.28%
Unamortized debt issuance costs	(1,140)	N/A	(1,185)	N/A
FHLB borrowings	376,134	2.14%	400,599	2.08%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$546,423	3.10%	$570,739	3.04%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. The acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. First Financial also acquired $8.4 million of 7.40% fixed rate private placement subordinated debt in conjunction with the MSFG merger that was issued in 2015 and matures in 2025. These notes are redeemable by the Company at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

In addition to subordinated notes, long-term debt included $376.1 million and $400.6 million of fixed rate FHLB long-term advances as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, long-term FHLB advances had a weighted average interest rate of 2.14%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2019
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$29,725	$(178)	$29,903	$(6,398)	$23,505	$(11,601)	$23,505	$906	$12,810
Unrealized gain (loss) on derivatives	93	0	93	(21)	72	(217)	72	0	(145)
Retirement obligation	0	(375)	375	(85)	290	(32,590)	290	0	(32,300)
Total	$29,818	$(553)	$30,371	$(6,504)	$23,867	$(44,408)	$23,867	$906	$(19,635)

	Three months ended March 31, 2018
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$(12,536)	$0	$(12,536)	$2,706	$(9,830)	$(182)	$(9,830)	$(190)	$(10,202)
Unrealized gain (loss) on derivatives	202	0	202	(46)	156	(577)	156	(124)	(545)
Retirement obligation	0	(419)	419	(96)	323	(19,631)	323	(4,779)	(24,087)
Total	$(12,334)	$(419)	$(11,915)	$2,564	$(9,351)	$(20,390)	$(9,351)	$(5,093)	$(34,834)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2019 and 2018, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended
	March 31,
(Dollars in thousands)	2019	2018	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(178)	$0	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	100	103	Other noninterest expense
Recognized net actuarial loss (2)	(475)	(522)	Other noninterest expense
Defined benefit pension plan total	(375)	(419)
Total reclassifications for the period, before tax	$(553)	$(419)
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

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		March 31, 2019			December 31, 2018
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$1,406,914	$33,221	$(5,580)	$1,359,990	$17,402	$(11,787)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	1,406,914	5,580	(33,228)	1,359,990	11,787	(17,401)
Total		$2,813,828	$38,801	$(38,808)	$2,719,980	$29,189	$(29,188)

At March 31, 2019, the Company had a total counterparty notional amount outstanding of $1.4 billion, spread among thirteen counterparties, with an outstanding liability from these contracts of $27.1 million. At December 31, 2018, the Company had a total counterparty notional amount outstanding of $1.4 billion, spread among thirteen counterparties, with an outstanding liability from these contracts of $4.9 million.

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

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$38,808	$(36,980)	$1,828	$29,189	$(14,577)	$14,612

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2019:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$1,406,914	6.1	$27,641	4.70%	4.80%
Pay fixed, matched interest rate swaps with counterparty	1,406,914	6.1	(27,648)	4.80%	4.70%
Total client derivatives	$2,813,828	6.1	$(7)	4.75%	4.75%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $119.8 million as of March 31, 2019 and $138.4 million as of December 31, 2018. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.1 million at both March 31, 2019 and December 31, 2018.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2019, the notional amount of the IRLCs was $32.8 million and the notional amount of forward commitments was $32.8 million. As of December 31, 2018, the notional amount of IRLCs was $20.8 million and the notional amount of forward commitments was $12.3 million. The fair value of these agreements was $0.1 million at March 31, 2019 and insignificant at December 31, 2018 and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses incurred in letters of credit and outstanding loan commitments. First Financial had $0.8 million and $0.7 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.1 billion and $3.0 billion at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, loan commitments with a fixed interest rate totaled $182.5 million while commitments with variable interest rates totaled $2.9 billion. At December 31, 2018, loan commitments with a fixed interest rate totaled $174.0 million while commitments with variable interest rates totaled $2.9 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years for both March 31, 2019 and December 31, 2018.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $33.4 million and $32.7 million at March 31, 2019 and December 31, 2018, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $36.2 million and $39.4 million as of March 31, 2019 and December 31, 2018, respectively. The Company recognized tax credits of $1.6 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. The Company recognized amortization expense which was included in income tax expense of $1.6 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2019 or December 31, 2018.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.7 million at March 31, 2019 and $3.9 million at December 31, 2018. The maximum exposure to loss related to these investments was $3.7 million at March 31, 2019 and $3.9 million at December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in insignificant tax credits for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2019. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2019 or December 31, 2018.

NOTE 12:  INCOME TAXES

For the first quarter 2019, income tax expense was $9.9 million, resulting in an effective tax rate of 17.8% compared with income tax expense of $7.7 million and an effective tax rate of 20.1% for the comparable period in 2018. The decrease in the effective tax rate is primarily due to favorable resolution of a state uncertain tax position, favorable tax reform guidance related to the treatment of acquired bank owned life insurance and stock compensation activity.

At both March 31, 2019 and December 31, 2018, First Financial had $2.4 million and $2.9 million, respectively, of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably affect the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2019 and December 31, 2018, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2014 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2014 through 2018 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2018 remain open to state and local examination in various jurisdictions.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2019, or the year ended December 31, 2018, and does not expect to make cash contributions to the plan through the remainder of 2019. As a result of the plan’s actuarial projections, which included consideration of the impact of the merger with MSFG, First Financial recorded expense of $0.4 million for the three months ended March 31, 2019. Conversely, First Financial recorded income of $0.2 million for the three months ended March 31, 2018.

The following table sets forth information concerning amounts recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan:

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Service cost	$1,750	$1,295
Interest cost	700	590
Expected return on assets	(2,450)	(2,460)
Amortization of prior service cost	(100)	(103)
Net actuarial loss	475	522
Net periodic benefit cost (income)	$375	$(156)

NOTE 14:  REVENUE RECOGNITION

The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The Company's services that fall within the scope of ASU 2019-09 are presented within Noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first three months of 2019 was $8.5 million, which was partially offset by $2.9 million of expenses within Noninterest income. Gross interchange income for the first three months of 2018 was $5.4 million, which was partially offset by $2.0 million of expenses.

Other. Other noninterest income consists of other recurring revenue streams such as transaction fees, safe deposit rental income, insurance commissions, merchant referral income, gain (loss) on sale of OREO and brokerage revenue. Transaction fees primarily include check printing sales commissions, collection fees and wire transfer fees which arise from in-branch transactions. Safe deposit rental income arises from services charged to the customer on an annual basis and recognized upon receipt of payment. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by First Financial to the service provider. Revenue is recognized at the point in time when the transaction occurs.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
Numerator
Net income available to common shareholders	$45,839	$30,506

Denominator
Basic earnings per common share - weighted average shares	97,926,088	61,654,686
Effect of dilutive securities
Employee stock awards	510,223	464,254
Warrants	0	61,804
Diluted earnings per common share - adjusted weighted average shares	98,436,311	62,180,744

Earnings per share available to common shareholders
Basic	$0.47	$0.49
Diluted	$0.47	$0.49

First Financial had no warrants outstanding to purchase the Company's common stock as of March 31, 2019. Warrants acquired in the MSFG merger were outstanding as of December 31, 2018 and were exercised in January 2019. At March 31, 2018, First Financial had warrants outstanding representing the right to purchase 101,808 shares of common stock at an exercise price of $12.11 per share and all unexercised warrants expired in December 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2019 and March 31, 2018.

NOTE 16:  FAIR VALUE DISCLOSURES

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2019
Financial assets
Cash and short-term investments	$219,228	$219,228	$219,228	$0	$0
Investment securities held-to-maturity	158,305	153,075	0	153,075	0
Other investments	115,731	N/A	N/A	N/A	N/A
Loans held for sale	8,217	8,217	0	8,217	0
Loans and leases	8,752,479	8,651,343	0	0	8,651,343
Accrued interest receivable	44,171	44,171	0	14,230	29,941

Financial liabilities
Deposits	10,133,897	10,117,317	0	10,117,317	0
Short-term borrowings	1,047,415	1,047,415	1,047,415	0	0
Long-term debt	546,423	538,743	0	538,743	0
Accrued interest payable	12,449	12,449	2,907	9,542	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2018
Financial assets
Cash and short-term investments	$273,959	$273,959	$273,959	$0	$0
Investment securities held-to-maturity	429,328	424,118	0	424,118	0
Other investments	115,660	N/A	N/A	N/A	N/A
Loans held for sale	4,372	4,372	0	4,372	0
Loans and leases	8,767,672	8,662,868	0	0	8,662,868
Accrued interest receivable	41,816	41,816	0	13,819	27,997

Financial liabilities
Deposits	10,140,394	10,113,475	0	10,113,475	0
Short-term borrowings	1,040,691	1,040,691	1,040,691	0	0
Long-term debt	570,739	557,933	0	557,933	0
Accrued interest payable	12,126	12,126	2,035	10,091	0

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2019
Assets
Derivatives	$0	$39,062	$0	$39,062
Investment securities available-for-sale	98	3,100,358	13,355	3,113,811
Total	$98	$3,139,420	$13,355	$3,152,873

Liabilities
Derivatives	$0	$38,985	$0	$38,985

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2018
Assets
Derivatives	$0	$29,543	$0	$29,543
Investment securities available-for-sale	97	2,764,443	14,715	2,779,255
Total	$97	$2,793,986	$14,715	$2,808,798

Liabilities
Derivatives	$0	$29,336	$0	$29,336

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019. No AFS securities were measured at fair value on a recurring basis for the three months ended March 31, 2018.

Three months ended
(dollars in thousands)	March 31, 2019
Beginning balance	$14,715
Accretion (amortization)	7
Increase (decrease) in fair value	21
Settlements	(1,388)
Ending balance	$13,355

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2019
Assets
Impaired loans	$0	$0	$4,391
OREO	0	0	1,046

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2018
Assets
Impaired loans	$0	$0	$1,320
OREO	0	0	1,089

NOTE 17:  BUSINESS COMBINATIONS

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Therefore, results of MSFG have been included in the results of operations beginning on April 1, 2018. Under the terms of the merger agreement, shareholders of MSFG received 1.3875 common shares of First Financial common stock for each share of MSFG common stock, with cash paid in lieu of fractional shares. Including outstanding options and warrants to purchase MSFG common stock, the total purchase consideration was $1.1 billion and resulted in goodwill of $675.6 million. The goodwill arising from the acquisition largely reflected synergies and cost savings resulting from combining the operations of the companies. First Financial incurred merger related expenses related to the acquisition of MSFG of $1.7 million for the first quarter of 2019 and $37.8 million during the year ended December 31, 2018.

The acquisition provides additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

The MainSource transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.  The fair values of assets acquired and liabilities assumed are considered final as of March 31, 2019.

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

(Dollars in thousands)	MainSource
Purchase consideration
Cash consideration	$43
Stock consideration	1,043,424
Warrant consideration	14,460
Options consideration	1,577
Total purchase consideration	1,059,504

Assets acquired
Cash	71,806
Investment securities available-for-sale	900,935
Investment securities held-to-maturity	171,423
Other investments	28,763
Loans	2,792,572
Premises and equipment	98,814
Intangible assets	42,887
Other assets	167,829
Assets held for sale	127,775
Total assets acquired	4,402,804

Liabilities assumed
Deposits	3,263,920
Subordinated notes	49,027
FHLB advances	291,887
Other borrowings	205,620
Other liabilities	32,649
Liabilities held for sale	175,840
Total liabilities assumed	4,018,943

Net identifiable assets	383,861
Goodwill	$675,643

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date as the Company believes that all contractual cash flows will be collected. The fair value adjustments were determined using discounted cash flows. In conjunction with the MSFG merger, First Financial acquired non-impaired loans with a fair value and gross contractual amounts receivable of $2.8 billion and $2.9 billion on the date of acquisition.

The following table presents supplemental pro forma information as if the MSFG acquisition had occurred at the beginning of 2017. The pro forma information includes adjustments for interest income on acquired loans, amortization of intangible assets arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, merger-related expenses incurred and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date. The disclosures regarding the results of operations for MSFG subsequent to its acquisition date are omitted as this information is not practical to obtain.

	Twelve months ended
	December 31,
(Dollars in thousands, except per share data)	2018	2017
Pro Forma Condensed Combined Income Statement Information
Net interest income	$484,915	$454,579
Net income	221,122	130,402
Basic earnings per share	2.27	1.34
Diluted earnings per share	2.25	1.33

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

SUMMARY

First Financial is a $14.1 billion financial holding company headquartered in Cincinnati, Ohio, that operates primarily in Ohio, Indiana, Kentucky and Illinois through its subsidiaries.  These subsidiaries include the Bank, an Ohio-chartered commercial bank, which operated 159 banking centers and 192 ATMs at March 31, 2019. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.6 billion in assets under management as of March 31, 2019 and provides the following services: wealth planning, portfolio management, trust and estate, brokerage and retirement planning.

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

BUSINESS COMBINATIONS

In April 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. The merger positioned the combined company to better serve the complementary geographies of Ohio, Indiana, Kentucky and Illinois by creating a higher performing bank with greater scale and capabilities. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.1 billion. In the merger, First Financial acquired total assets of $4.4 billion, loans of $2.8 billion and deposits of $3.3 billion, resulting in goodwill of $675.6 million.

The MainSource transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations.

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of the merger with MSFG.

OVERVIEW OF OPERATIONS

First quarter 2019 net income was $45.8 million and earnings per diluted common share were $0.47. This compares with first quarter 2018 net income of $30.5 million and earnings per diluted common share of $0.49.

Return on average assets for the first quarter 2019 was 1.33% compared to 1.40% for the same period in 2018 and return on average shareholders’ equity for the first quarter 2019 was 8.88% compared to 13.31% for the first quarter 2018.

A discussion of First Financial's results of operations for three months ended March 31, 2019 follows.

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

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 21% marginal tax rate. Net interest income is presented on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Net interest income	$121,515	$75,812
Tax equivalent adjustment	1,523	718
Net interest income - tax equivalent	$123,038	$76,530

Average earning assets	$12,163,751	$8,087,848

Net interest margin (1)	4.05%	3.80%
Net interest margin (fully tax equivalent) (1)	4.10%	3.84%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2019 was $121.5 million, and increased $45.7 million, or 60.3%, from first quarter 2018 net interest income of $75.8 million.  This increase was primarily driven by a $61.4 million, or 68.0%, increase in interest income, which was partially offset by a $15.7 million, or 108.0%, increase in interest expense.  Net interest income on a fully tax equivalent basis for the first quarter 2019 was $123.0 million compared to $76.5 million for the first quarter 2018.

Net interest margin on a fully tax equivalent basis increased 26 bps to 4.10% for the first quarter 2019 compared to 3.84% for the comparable quarter in 2018.  The increase in net interest margin was driven by higher earning asset yields, which more than offset higher funding costs. Higher earning asset yields resulted from higher interest rates and the impact from purchase accounting accretion while rising rates and shifts in funding mix drove higher funding costs during the period.

Higher interest income primarily resulted from a merger related increase in average earning assets from $8.1 billion in the first quarter 2018 to $12.2 billion in the first quarter 2019, as well as an increase in the yield on earning assets from 4.53% to 5.06% over those same periods. The increase in average earning assets included an increase in average loan balances of $2.8 billion, or 45.8%, and a $1.3 billion, or 64.3% increase in average investment security balances in the first quarter 2019 compared to the first quarter 2018. The yield on earning assets reflected recent increases in interest rates, the impact from purchase accounting and slower investment prepayment speeds.

Interest expense increased as a result of higher interest-bearing liability balances, as well as higher rates paid on deposits and borrowed funds during the period. Higher interest-bearing liabilities were driven by a $2.3 billion, or 42.7%, increase in average interest-bearing deposits from the first quarter 2018 as the merger-related increase in deposits and long-term debt coupled with the implementation of funding strategies aligned with the Company's post-merger balance sheet. The cost of interest-bearing deposits was 103 bps in first quarter of 2019 compared to 78 bps for the same period in the prior year as a result of rising interest rates and the post-merger deposit mix. The cost of borrowed funds increased from 1.99% during the first quarter 2018 to 2.81% for the first quarter 2019 as rising interest rates offset the favorable impact from a mix shift in borrowed funds.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2019		March 31, 2018
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,355,732	3.44%	$2,042,781	3.04%
Interest-bearing deposits with other banks	34,709	2.45%	27,073	1.60%
Gross loans (1)	8,773,310	5.69%	6,017,994	5.05%
Total earning assets	12,163,751	5.06%	8,087,848	4.53%

Nonearning assets
Allowance for loan and lease losses	(57,088)		(55,016)
Cash and due from banks	181,695		116,095
Accrued interest and other assets	1,664,193		681,249
Total assets	$13,952,551		$8,830,176

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,269,948	0.50%	$1,415,603	0.37%
Savings	3,115,557	0.76%	2,450,697	0.64%
Time	2,224,587	1.94%	1,466,440	1.41%
Total interest-bearing deposits	7,610,092	1.03%	5,332,740	0.78%
Borrowed funds
Short-term borrowings	1,017,121	2.38%	740,506	1.46%
Long-term debt	569,947	3.59%	126,342	5.07%
Total borrowed funds	1,587,068	2.81%	866,848	1.99%
Total interest-bearing liabilities	9,197,160	1.33%	6,199,588	0.95%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,457,587		1,570,572
Other liabilities	203,570		130,542
Shareholders' equity	2,094,234		929,474
Total liabilities and shareholders' equity	$13,952,551		$8,830,176

Net interest income	$121,515		$75,812

Net interest spread		3.73%		3.58%
Contribution of noninterest-bearing sources of funds		0.32%		0.22%
Net interest margin (2)		4.05%		3.80%

Tax equivalent adjustment		0.05%		0.04%
Net interest margin (fully tax equivalent) (2)		4.10%		3.84%
(1) Loans held for sale and nonaccrual loans are included in gross loans.
(2) The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2019
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$2,018	$11,148	$13,166
Interest-bearing deposits with other banks	57	46	103
Gross loans (1)	9,489	38,647	48,136
Total earning assets	11,564	49,841	61,405
Interest-bearing liabilities
Total interest-bearing deposits	3,186	5,759	8,945
Borrowed funds
Short-term borrowings	1,676	1,621	3,297
Long-term debt	(464)	3,924	3,460
Total borrowed funds	1,212	5,545	6,757
Total interest-bearing liabilities	4,398	11,304	15,702
Net interest income	$7,166	$38,537	$45,703
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

First quarter 2019 noninterest income was $26.8 million, increasing $9.9 million, or 58.4% from $16.9 million in the first quarter of 2018. This change resulted mostly from merger-driven increases. Service charges on deposit accounts increased $3.9 million, or 76.7%; other noninterest income increased $2.6 million, or 119.9%; bankcard income increased $2.2 million, or 64.6%; and net gains from the sale of loans increased $1.3 million, or 221.4%. Other noninterest income includes brokerage commissions, BOLI income and insurance commissions. First quarter 2019 noninterest income was in line with management's expectations for the Company's performance subsequent to the merger, although changes in mix are expected as certain income streams are subject to seasonal variance.

NONINTEREST EXPENSE

First quarter 2019 noninterest expense was $78.5 million compared to $52.3 million for the first quarter 2018. The $26.2 million increase from the comparable quarter in 2018 included increases across nearly all noninterest expense categories due to the scale created by the merger. Salaries and employee benefits increased $16.8 million, or 54.0%; net occupancy increased $2.1 million, or 47.4%; intangible assets expense increased $1.8 million, or 630.4%; data processing increased $1.5 million, or 39.6%; and furniture and equipment increased $1.4 million, or 67.5%. With the majority of merger-related activity complete, management remains focused on efficiency while also making strategic investments to support the Company's future growth.

INCOME TAXES

Income tax expense was $9.9 million for the first quarter of 2019, resulting in an effective tax rate of 17.8% compared to $7.7 million and 20.1% for the comparable period in 2018. The lower effective tax rate during 2019 is primarily due to favorable resolution of a state uncertain tax position, favorable tax reform guidance related to the treatment of acquired bank owned life insurance and stock compensation activity.

While the Company's effective tax rate may fluctuate from quarter to quarter due to tax jurisdiction changes, the level of tax-enhanced assets and tax credit investments, the full year effective tax rate for 2019 is expected to be approximately 19.5%.

LOANS

Loans, excluding loans held for sale, totaled $8.8 billion as of March 31, 2019 and December 31, 2018 as an 8.4% increase in loan production activity from December 31, 2018 to March 31, 2019 was offset by prepayment activity.

First quarter 2019 average loans, excluding loans held for sale, increased $2.8 billion, or 45.9%, from the first quarter 2018.  Increases in average loan balances were primarily attributable to the merger as organic loan growth has slowed in recent periods with lower line utilization and elevated prepayments offsetting an increase in fundings.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial had purchased impaired loans totaling $88.3 million at March 31, 2019 compared to $96.3 million at December 31, 2018. These balances exclude contractual interest not yet accrued.

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

Nonperforming assets were $83.9 million, or 60 bps as a percentage of total assets, at March 31, 2019 compared to $88.2 million and 63 bps as of December 31, 2018. The $4.3 million decrease was due to an $11.2 million decrease in nonaccrual balances partially offset by a $6.7 million increase in accruing TDRs and a $0.3 million increase in OREO balances during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs that are acquired are no longer classified as such.  Generally, if the acquired loan is performing under the current restructured terms, and there is no indication the borrower will not be able to continue paying, it would be classified as a purchased performing loan. If the restructured loan is below a current market rate for a loan with similar credit risks, the loan is generally classified as a purchased impaired loan. TDRs totaled $35.9 million at March 31, 2019, a decrease of $2.6 million, or 6.7%, from $38.5 million at December 31, 2018.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, increased to $142.0 million as of March 31, 2019 compared to $131.7 million at December 31, 2018. Classified assets as a percentage of total assets were 101 bps at March 31, 2019 compared to 94 bps as of December 31, 2018.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of March 31, 2019 and the four previous quarters.

	Three monhs ended
	2019	2018
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$19,263	$30,925	$4,310	$3,448	$6,275
Lease financing	301	22	0	0	0
Construction real estate	7	9	10	24	26
Commercial real estate	21,082	20,500	20,338	21,593	16,878
Residential real estate	13,052	13,495	11,365	9,278	3,324
Home equity	5,581	5,580	6,018	5,820	3,484
Installment	170	169	327	299	296
Nonaccrual loans	59,456	70,700	42,368	40,462	30,283
Accruing troubled debt restructurings	22,817	16,109	20,313	21,839	14,943
Total nonperforming loans	82,273	86,809	62,681	62,301	45,226
Other real estate owned	1,665	1,401	1,918	1,853	1,065
Total nonperforming assets	83,938	88,210	64,599	64,154	46,291
Accruing loans past due 90 days or more	178	63	144	327	529
Total underperforming assets	$84,116	$88,273	$64,743	$64,481	$46,820
Total classified assets	$142,014	$131,668	$138,868	$139,317	$87,577

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	95.40%	79.97%	136.22%	133.65%	179.57%
Nonperforming loans	68.94%	65.13%	92.08%	86.80%	120.24%
Total ending loans	0.64%	0.64%	0.65%	0.61%	0.89%
Nonperforming loans to total loans	0.93%	0.98%	0.71%	0.70%	0.74%
Nonperforming assets to
Ending loans, plus OREO	0.95%	1.00%	0.73%	0.72%	0.76%
Total assets	0.60%	0.63%	0.47%	0.46%	0.52%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.69%	0.82%	0.50%	0.48%	0.51%
Total assets	0.43%	0.52%	0.32%	0.30%	0.35%
Classified assets to total assets	1.01%	0.94%	1.00%	1.00%	0.98%
(1) Nonaccrual loans include nonaccrual TDRs of $13.1 million, $22.4 million, $4.7 million, $5.9 million and $6.0 million as of March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.4 billion, or 24.1% of total assets at March 31, 2019 and $3.3 billion, or 23.8% of total assets at December 31, 2018.  AFS securities totaled $3.1 billion at March 31, 2019 and $2.8 billion at December 31, 2018, while HTM securities totaled $158.3 million at March 31, 2019 and $429.3 million at December 31, 2018. The duration of the investment portfolio was 3.1 years as of March 31, 2019 and 3.3 years as of December 31, 2018. In conjunction with the adoption of ASU 2017-12, the Company reclassified $268.7 million of HTM securities to AFS during the first quarter of 2019.

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

At March 31, 2019, First Financial recorded a $12.8 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.1 million unrealized gain on equity securities within other noninterest income. The total unrealized position on debt securities improved $24.4 million from an $11.6 million loss at December 31, 2018.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits were $10.1 billion as of March 31, 2019 and December 31, 2018. Noninterest-bearing demand deposits decreased $4.3 million, or 0.2%, interest-bearing demand deposits decreased $72.0 million, or 3.1%, savings deposits decreased $66.4 million, or 2.1% and time deposits increased $136.2 million, or 6.3%, compared to December 31, 2018. Growth in brokered and retail CD balances offset seasonal declines in business DDA and public funds. Brokered CDs are periodically used by First Financial as an alternative to short and long-term borrowings.

Average deposits for the first quarter 2019 increased $3.2 billion, or 45.8%, to $10.1 billion from $6.9 billion for the comparable quarter of 2018. This increase was driven by the addition of $3.3 billion of deposits acquired in conjunction with the Company's merger with MSFG, net of branch divestitures.

Borrowed funds were $1.6 billion as of March 31, 2019 and December 31, 2018. First Financial utilizes short-term borrowings and longer-term advances from the FHLB as wholesale funding sources. First Financial had $952.4 million in short-term borrowings with the FHLB at March 31, 2019 and $857.1 million as of December 31, 2018. In addition to FHLB borrowings, short-term borrowings included fed funds purchased and repurchase agreements of $95.0 million and $183.6 million at March 31, 2019 and December 31, 2018, respectively.

Long-term debt, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality, was $546.4 million and $570.7 million at March 31, 2019 and December 31, 2018, respectively. Outstanding subordinated debt totaled $169.5 million and $169.4 million as of March 31, 2019 and December 31, 2018, respectively, which included unamortized discounts of $7.2 million and $7.3 million. FHLB long-term advances declined to $376.1 million at March 31, 2019 from $400.6 million as of December 31, 2018 as the Company implemented post-merger funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $520.8 million as of March 31, 2019.

See Note 8 – Borrowings in the Notes to Consolidated Financial Statements, for further discussion of First Financial's borrowed funds.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2019 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.7 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2019.

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2019. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of March 31, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2019 and December 31, 2018.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.1 billion and $2.8 billion at March 31, 2019 and December 31, 2018, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of March 31, 2019, the Company had no HTM securities maturing within one year. As of December 31, 2018, the Company had $0.8 million HTM securities maturing within one year. Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At March 31, 2019, in addition to liquidity on hand of $219.2 million, First Financial had unused and available overnight wholesale funding of $3.0 billion, or 21.3% of total assets, to fund loan and deposit activities, in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the first three months of 2019.  As of March 31, 2019, the Bank had retained earnings of $641.0 million, of which $136.7 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $107.5 million in cash at the parent company as of March 31, 2019, which approximates the Company’s regular annual shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $1.3 million and $5.0 million for the first three months of 2019 and 2018, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-Based Capital. The Board of Governors of the Federal Reserve System approved Basel III in order to strengthen the regulatory capital framework for all banking organizations, subject to a phase-in period for certain provisions. Basel III established and defined quantitative measures to ensure capital adequacy. These measures require First Financial to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets (leverage ratio).

Basel III includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 7.0% at March 31, 2019 and 6.375% at December 31, 2018 and a capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and was fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio is unchanged. Failure to maintain the required common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

Management believes, as of March 31, 2019, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $387.0 million on a consolidated basis at March 31, 2019.

The following tables present the actual and required capital amounts and ratios as of March 31, 2019 and December 31, 2018 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, and for 2018, the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules had been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2019
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,246,004	12.03%	$725,116	7.00%	N/A	N/A
First Financial Bank	1,284,985	12.42%	724,485	7.00%	$672,736	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,287,757	12.43%	880,498	8.50%	N/A	N/A
First Financial Bank	1,285,089	12.42%	879,732	8.50%	827,983	8.00%

Total capital to risk-weighted assets
Consolidated	1,474,723	14.24%	1,087,675	10.50%	N/A	N/A
First Financial Bank	1,350,067	13.04%	1,086,728	10.50%	1,034,979	10.00%

Leverage ratio
Consolidated	1,287,757	9.84%	523,530	4.00%	N/A	N/A
First Financial Bank	1,285,089	9.83%	523,086	4.00%	653,857	5.00%

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,215,613	11.87%	$652,874	6.38%	N/A	N/A	$716,881	7.00%
First Financial Bank	1,279,492	12.50%	652,590	6.38%	$665,386	6.50%	716,570	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	1,257,366	12.28%	806,491	7.88%	N/A	N/A	870,499	8.50%
First Financial Bank	1,279,596	12.50%	806,141	7.88%	818,937	8.00%	870,120	8.50%

Total capital to risk-weighted assets
Consolidated	1,444,146	14.10%	1,011,314	9.88%	N/A	N/A	1,075,322	10.50%
First Financial Bank	1,344,388	13.13%	1,010,875	9.88%	1,023,671	10.00%	1,074,855	10.50%

Leverage ratio
Consolidated	1,257,366	9.71%	517,958	4.00%	N/A	N/A	517,958	4.00%
First Financial Bank	1,279,596	9.89%	517,710	4.00%	647,138	5.00%	517,710	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.22 per common share on March 15, 2019 to shareholders of record as of March 1, 2019. Additionally, First Financial's board of directors authorized a dividend of $0.22 per common share, payable on June 17, 2019 to shareholders of record as of June 3, 2019.

Share Repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan in replacement of the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial did not repurchase any shares under this plan during the three month period ending March 31, 2019. Therefore, at March 31, 2019, all 5,000,000 common shares remained available for repurchase under the 2019 plan.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' Equity. Total shareholders’ equity was $2.1 billion at both March 31, 2019 and December 31, 2018.

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2018 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

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

The ALLL was $56.7 million as of March 31, 2019 and $56.5 million as of December 31, 2018. As a percentage of period-end loans, the ALLL was 0.64% as of March 31, 2019 and December 31, 2018. The ALLL is consistent with the Company's stable credit outlook and classified asset balances. A lower ALLL as a percentage of period end loans is consistent with GAAP for acquired loans as these loans are recorded at estimated fair value at the acquisition date with no carryover of the related ALLL. At March 31, 2019, the fair value of acquired MSFG loans included a $25.6 million credit adjustment.

The ALLL as a percentage of nonaccrual loans was 95.40% at March 31, 2019 and 79.97% at December 31, 2018. The ALLL as a percentage of nonperforming loans, including accruing TDRs, rose to 68.94% as of March 31, 2019 from 65.13% as of December 31, 2018 largely due to a $4.5 million decrease in nonperforming loans.

The Company recorded net charge-offs of $13.9 million, or 0.64% of average loans and leases on an annualized basis, in the first quarter 2019, compared to net charge-offs of $1.9 million, or 0.13% of average loans and leases on an annualized basis for the comparable quarter in 2018. Higher net charge-offs were driven by a $10.0 million charge-off during the period related to a single franchise lending relationship.

Provision expense is a product of the Company's ALLL model combined with net charge-off activity during the period. First quarter 2019 provision expense was $14.1 million compared to a provision of $2.3 million during the first quarter in 2018.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended
	2019	2018
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for loan and lease loss activity
Balance at beginning of period	$56,542	$57,715	$54,076	$54,380	$54,021
Provision for loan losses	14,083	5,310	3,238	3,735	2,303
Gross charge-offs
Commercial and industrial	12,328	6,060	232	4,356	885
Lease financing	100	0	0	0	0
Construction real estate	0	0	0	0	0
Commercial real estate	1,214	1,679	902	78	2,176
Residential real estate	82	80	145	101	96
Home equity	468	747	351	385	242
Installment	49	158	43	218	16
Credit card	341	392	390	684	254
Total gross charge-offs	14,582	9,116	2,063	5,822	3,669
Recoveries
Commercial and industrial	240	485	627	518	436
Lease financing	0	0	0	1	0
Construction real estate	63	0	146	0	0
Commercial real estate	73	1,681	786	887	752
Residential real estate	36	44	71	70	26
Home equity	185	274	419	187	429
Installment	48	94	351	82	48
Credit card	34	55	64	38	34
Total recoveries	679	2,633	2,464	1,783	1,725
Total net charge-offs	13,903	6,483	(401)	4,039	1,944
Ending allowance for loan and lease losses	$56,722	$56,542	$57,715	$54,076	$54,380

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	1.95%	0.92%	(0.07)%	0.64%	0.10%
Lease financing	0.45%	0.00%	0.00%	0.00%	0.00%
Construction real estate	(0.05)%	0.00%	(0.10)%	0.00%	0.00%
Commercial real estate	0.12%	0.00%	0.01%	(0.08)%	0.23%
Residential real estate	0.02%	0.02%	0.03%	0.01%	0.06%
Home equity	0.14%	0.23%	(0.03)%	0.10%	(0.16)%
Installment	0.00%	0.27%	(1.22)%	0.55%	(0.32)%
Credit card	2.62%	2.76%	2.68%	5.54%	1.90%
Total net charge-offs	0.64%	0.29%	(0.02)%	0.18%	0.13%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk, which is the risk to earnings and the value of the Company's equity arising from changes in market interest rates. Interest rate risk arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility from shifts in market interest rates.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 37% in its interest rate risk modeling as of March 31, 2019. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2019, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.13)%	3.63%	6.24%
NII-Year 2	(7.36)%	3.59%	6.19%
EVE	(4.55)%	2.20%	3.66%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of March 31, 2019. The projected results for NII and EVE reflected moderate asset sensitivity during the first quarter of 2019. The results reflect higher asset sensitivity compared to the linked quarter as modeled deposit betas were adjusted lower to reflect recent deposit pricing trends, as well as a slight shift in funding composition away from transactional deposits to term funding.  First Financial continues to manage its balance sheet with a bias toward neutrality or slight asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2019 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.51%	2.75%	7.09%	5.39%
NII-Year 2	4.46%	2.72%	7.02%	5.36%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2018 Annual Report.  There were no material changes to these accounting policies during the three months ended March 31, 2019.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2019, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation: (i) economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business; (ii) the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iii) management’s ability to effectively execute its business plans; (iv) mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; (v) the possibility that any of the anticipated benefits of the Company’s merger with MainSource Financial Group, Inc. will not be realized or will not be realized within the expected time period; (vi) the effect of changes in accounting policies and practices; (vii) changes in consumer spending, borrowing and saving and changes in unemployment; (viii) changes in customers’ performance and creditworthiness; and (ix) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation. Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2018, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	15,769	26.69	N/A	N/A
February 1 to February 28, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	8,785	28.10	N/A	N/A
March 1 to March 31, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	24,554	$27.19	N/A

(1)
The number of shares purchased in column (a) and the average price paid per share in column (b) include the purchase of shares other than through publicly announced plans.  The shares purchased other than through publicly announced plans were purchased pursuant to First Financial’s Amended and Restated 2012 Stock Plan (collectively referred to hereafter as the Stock Plan).  The table shows the number of shares purchased pursuant to the Stock Plan and the average price paid per share.  Under the Stock Plan, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices.

(2)
First Financial has one previously announced stock repurchase plan under which it is authorized to purchase shares of its common stock.  The plan will continue for 24 months following its adoption by the Board of Directors.  The table that follows provides additional information regarding this plan.

Announcement Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/14/2019	5,000,000	0	None

Item 6.         Exhibits

(a)	Exhibits:

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	5/7/2019	Date	5/7/2019