Form 10-Q
period 2019-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2019-08-06
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 001-34762

FIRST FINANCIAL BANCORP /OH/
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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 98,570,600 shares outstanding at August 5, 2019.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	FASB	Financial Accounting Standards Board
ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated other comprehensive income	FHLB	Federal Home Loan Bank
ASC	Accounting standards codification	First Financial	First Financial Bancorp.
ASU	Accounting standards update	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ATM	Automated teller machine	FRB	Federal Reserve Bank
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	HTM	Held-to-maturity
BGF	Bannockburn Global Forex, LLC	Insignificant	Less than $0.1 million
Bp/bps	Basis point(s)	IRLC	Interest rate lock commitment
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PCA	Prompt corrective action
DDA	Demand deposit account	ROU	Right-of-use
ERM	Enterprise risk management	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	Topic 842	FASB ASC Topic 842, Leasing
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$169,694	$236,221
Interest-bearing deposits with other banks	101,668	37,738
Investment securities available-for-sale, at fair value (amortized cost $3,104,152 at June 30, 2019 and $2,792,326 at December 31, 2018)	3,152,970	2,779,255
Investment securities held-to-maturity (fair value $153,039 at June 30, 2019 and $424,118 at December 31, 2018)	154,327	429,328
Other investments	127,439	115,660
Loans held for sale	20,244	4,372
Loans and leases
Commercial & industrial	2,547,997	2,514,661
Lease financing	90,638	93,415
Construction real estate	497,683	548,935
Commercial real estate	3,903,654	3,754,681
Residential real estate	1,015,820	955,646
Home equity	787,139	817,282
Installment	89,149	93,212
Credit card	48,706	46,382
Total loans and leases	8,980,786	8,824,214
Less: Allowance for loan and lease losses	61,549	56,542
Net loans and leases	8,919,237	8,767,672
Premises and equipment	211,313	215,652
Goodwill	879,727	880,251
Other intangibles	36,349	40,805
Accrued interest and other assets	664,695	479,706
Total assets	$14,437,663	$13,986,660

Liabilities
Deposits
Interest-bearing demand	$2,332,692	$2,307,071
Savings	2,953,114	3,167,325
Time	2,321,908	2,173,564
Total interest-bearing deposits	7,607,714	7,647,960
Noninterest-bearing	2,501,290	2,492,434
Total deposits	10,109,004	10,140,394
Federal funds purchased and securities sold under agreements to repurchase	260,621	183,591
FHLB short-term borrowings	1,052,700	857,100
Total short-term borrowings	1,313,321	1,040,691
Long-term debt	547,042	570,739
Total borrowed funds	1,860,363	1,611,430
Accrued interest and other liabilities	280,107	156,587
Total liabilities	12,249,474	11,908,411

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2019 and 2018	1,623,699	1,633,256
Retained earnings	657,730	600,014
Accumulated other comprehensive income (loss)	5,193	(44,408)
Treasury stock, at cost, 5,634,104 shares in 2019 and 6,387,508 shares in 2018	(98,433)	(110,613)
Total shareholders' equity	2,188,189	2,078,249
Total liabilities and shareholders' equity	$14,437,663	$13,986,660

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Loans and leases, including fees	$126,365	$122,290	$249,421	$197,210
Investment securities
Taxable	23,616	20,844	47,851	34,514
Tax-exempt	4,336	4,068	8,594	5,725
Total interest on investment securities	27,952	24,912	56,445	40,239
Other earning assets	206	177	416	284
Total interest income	154,523	147,379	306,282	237,733
Interest expense
Deposits	20,612	14,794	39,855	25,092
Short-term borrowings	6,646	4,132	12,606	6,795
Long-term borrowings	4,963	4,474	10,004	6,055
Total interest expense	32,221	23,400	62,465	37,942
Net interest income	122,302	123,979	243,817	199,791
Provision for loan and lease losses	6,658	3,735	20,741	6,038
Net interest income after provision for loan and lease losses	115,644	120,244	223,076	193,753
Noninterest income
Service charges on deposit accounts	9,819	9,568	18,722	14,607
Trust and wealth management fees	3,943	3,697	8,013	7,651
Bankcard income	6,497	5,343	12,083	8,737
Client derivative fees	4,905	1,463	6,609	3,220
Net gain from sales of loans	3,432	2,316	5,322	2,904
Net gain (loss) on sales/transfers of investment securities	(37)	(30)	(215)	(30)
Other	6,079	5,899	10,931	8,105
Total noninterest income	34,638	28,256	61,465	45,194
Noninterest expenses
Salaries and employee benefits	53,985	55,531	101,897	86,633
Net occupancy	5,596	6,631	12,226	11,128
Furniture and equipment	4,222	5,298	7,638	7,338
Data processing	4,984	14,304	10,111	17,976
Marketing	1,976	2,644	3,582	3,445
Communication	747	1,118	1,475	1,577
Professional services	2,039	5,659	4,291	7,857
State intangible tax	1,307	1,078	2,617	1,843
FDIC assessments	1,065	1,323	2,015	2,217
Intangible assets amortization	2,044	2,364	4,089	2,644
Other	6,413	6,805	12,936	12,385
Total noninterest expenses	84,378	102,755	162,877	155,043
Income before income taxes	65,904	45,745	121,664	83,904
Income tax expense	13,201	9,327	23,122	16,980
Net income	$52,703	$36,418	$98,542	$66,924
Net earnings per common share - basic	$0.54	$0.37	$1.01	$0.84
Net earnings per common share - diluted	$0.53	$0.37	$1.00	$0.83
Cash dividends declared per share	$0.22	$0.19	$0.44	$0.38
Average common shares outstanding - basic	98,083,799	97,347,533	98,005,379	79,599,709
Average common shares outstanding - diluted	98,648,384	98,432,072	98,542,947	80,629,495

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$52,703	$36,418	$98,542	$66,924
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	24,510	(8,978)	48,015	(18,808)
Change in retirement obligation	246	494	536	817
Unrealized gain (loss) on derivatives	72	159	144	315
Other comprehensive income (loss)	24,828	(8,325)	48,695	(17,676)
Comprehensive income	$77,531	$28,093	$147,237	$49,248

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2018	68,730,731	$571,457	$515,649	$(34,834)	(6,516,908)	$(112,287)	$939,985
Net income			36,418				36,418
Other comprehensive income (loss)				(8,325)			(8,325)
Cash dividends declared:
Common stock at $0.19 per share			(18,597)				(18,597)
Common stock issued in connection with business combinations	35,551.063	1,045,876					1,045,876
Stock options and warrants acquired and converted in connection with business combinations		16,037					16,037
Warrant exercises		(898)			52,479	898	0
Exercise of stock options, net of shares purchased		(210)			19,754	340	130
Restricted stock awards, net of forfeitures		(1,182)			67,778	1,103	(79)
Share-based compensation expense		1,492					1,492
Balance at June 30, 2018	104,281,794	$1,632,572	$533,470	$(43,159)	(6,376,897)	$(109,946)	$2,012,937
Balance at April 1, 2019	104,281,794	$1,622,554	$626,408	$(19,635)	(5,667,922)	$(98,908)	$2,130,419
Impact of cumulative effect of adoption of new accounting principles			415				415
Net income			52,703				52,703
Other comprehensive income (loss)				24,828			24,828
Cash dividends declared:
Common stock at $0.22 per share			(21,796)				(21,796)
Restricted stock awards, net of forfeitures		(621)			33,818	475	(146)
Share-based compensation expense		1,766					1,766
Balance at June 30, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Impact of cumulative effect of adoption of new accounting principles			5,093	(5,093)			0
Net income			66,924				66,924
Other comprehensive income (loss)				(17,676)			(17,676)
Cash dividends declared:
Common stock at $0.38 per share			(30,394)				(30,394)
Common stock issued in connection with business combinations	35,551.063	1,045,876					1,045,876
Stock options and warrants acquired and converted in connection with business combinations		16,037					16,037
Warrant exercises		(922)			53,907	922	0
Exercise of stock options, net of shares purchased		(275)			31,554	542	267
Restricted stock awards, net of forfeitures		(4,699)			199,286	2,492	(2,207)
Share-based compensation expense		3,446					3,446
Balance at June 30, 2018	104,281,794	$1,632,572	$533,470	$(43,159)	(6,376,897)	$(109,946)	$2,012,937
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of adoption of new accounting principles			2,636	906			3,542
Net income			98,542				98,542
Other comprehensive income (loss)				48,695			48,695
Cash dividends declared:
Common stock at $0.44 per share			(43,462)				(43,462)
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(6,225)			280,846	3,996	(2,229)
Share-based compensation expense		4,762					4,762
Balance at June 30, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2019	2018
Operating activities
Net income	$98,542	$66,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,741	6,038
Depreciation and amortization	13,031	10,208
Stock-based compensation expense	4,762	3,446
Pension expense (income)	520	182
Net amortization (accretion) on investment securities	5,612	5,178
Net (gain) loss on sales of investment securities	215	30
Originations of loans held for sale	(138,994)	(54,041)
Net gains from sales of loans held for sale	(5,322)	(2,904)
Proceeds from sales of loans held for sale	128,445	50,004
Deferred income taxes	13,415	(12,104)
Amortization of operating leases	3,648	0
Payments for operating leases	(3,759)	0
Decrease (increase) cash surrender value of life insurance	(2,074)	398
Decrease (increase) in interest receivable	(2,834)	(565)
(Decrease) increase in interest payable	604	2,596
Decrease (increase) in other assets	(114,345)	28,546
(Decrease) increase in other liabilities	37,540	10,724
Net cash provided by (used in) operating activities	59,747	114,660

Investing activities
Proceeds from sales of securities available-for-sale	115,640	216,197
Proceeds from calls, paydowns and maturities of securities available-for-sale	247,652	161,733
Purchases of securities available-for-sale	(412,052)	(444,686)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	6,457	26,834
Purchases of securities held-to-maturity	0	(14,014)
Purchases of other investment securities	(11,620)	0
Net decrease (increase) in interest-bearing deposits with other banks	(63,930)	(3,941)
Net decrease (increase) in loans and leases	(173,882)	(83,617)
Proceeds from disposal of other real estate owned	654	2,840
Purchases of premises and equipment	(7,805)	(13,662)
Net cash acquired from business combinations	0	64,887
Net cash paid for branch divestitures	0	(41,197)
Net cash provided by (used in) investing activities	(298,886)	(128,626)

Financing activities
Net (decrease) increase in total deposits	(31,272)	(55,757)
Net (decrease) increase in short-term borrowings	272,630	178,143
Payments on long-term debt	(25,376)	(51,985)
Proceeds from FHLB borrowings	0	50,000
Cash dividends paid on common stock	(43,460)	(40,685)
Proceeds from exercise of stock options	90	267
Net cash provided by (used in) financing activities	172,612	79,983

Cash and due from banks
Change in cash and due from banks	(66,527)	66,017
Cash and due from banks at beginning of period	236,221	150,650
Cash and due from banks at end of period	$169,694	$216,667

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$519	$3,328,802
Liabilities assumed	(5)	4,007,743
Goodwill	$(524)	$678,941
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
First Financial currently expects as of January 1, 2020 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of this update. First Financial has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on First Financial’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, which includes a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model and a model validation has been completed by an independent third party.
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

NOTE 3:  INVESTMENTS

For the three and six months ended June 30, 2019, there were sales of $115.6 million of AFS securities with $0.7 million in gross realized gains and $0.7 million gross realized losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of 2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income.

For the three and six months ended June 30, 2018, proceeds on the sale of $216.2 million of AFS securities resulted in insignificant gross gains and losses. In addition to the sale of certain securities during the second quarter of 2018, First Financial reclassified $367.9 million of HTM securities to AFS to align with post-merger investment strategies.

The following is a summary of HTM and AFS investment securities as of June 30, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$1	$0	$100
Securities of U.S. government agencies and corporations	0	0	0	0	24,709	239	(139)	24,809
Mortgage-backed securities - residential	23,736	163	(194)	23,705	507,434	7,716	(1,161)	513,989
Mortgage-backed securities - commercial	107,810	248	(1,809)	106,249	482,157	5,815	(1,327)	486,645
Collateralized mortgage obligations	11,264	0	(181)	11,083	940,304	18,613	(531)	958,386
Obligations of state and other political subdivisions	11,517	596	(111)	12,002	549,546	18,991	(110)	568,427
Asset-backed securities	0	0	0	0	521,357	1,349	(1,605)	521,101
Other securities	0	0	0	0	78,546	1,336	(369)	79,513
Total	$154,327	$1,007	$(2,295)	$153,039	$3,104,152	$54,060	$(5,242)	$3,152,970

The following is a summary of HTM and AFS investment securities as of December 31, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(2)	$97
Securities of U.S. government agencies and corporations	0	0	0	0	32,095	57	(233)	31,919
Mortgage-backed securities - residential	25,565	0	(1,045)	24,520	565,071	691	(7,163)	558,599
Mortgage-backed securities - commercial	147,780	258	(4,385)	143,653	423,797	819	(3,581)	421,035
Collateralized mortgage obligations	12,540	0	(633)	11,907	928,586	4,319	(6,158)	926,747
Obligations of state and other political subdivisions	243,443	1,954	(1,359)	244,038	257,300	2,554	(1,429)	258,425
Asset-backed securities	0	0	0	0	511,430	611	(2,810)	509,231
Other securities	0	0	0	0	73,948	358	(1,104)	73,202
Total	$429,328	$2,212	$(7,422)	$424,118	$2,792,326	$9,409	$(22,480)	$2,779,255

The following table provides a summary of investment securities by contractual maturity as of June 30, 2019, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$8,322	$8,337
Due after one year through five years	0	0	41,902	42,607
Due after five years through ten years	4,284	4,721	156,370	160,519
Due after ten years	7,233	7,281	446,306	461,386
Mortgage-backed securities - residential	23,736	23,705	507,434	513,989
Mortgage-backed securities - commercial	107,810	106,249	482,157	486,645
Collateralized mortgage obligations	11,264	11,083	940,304	958,386
Asset-backed securities	0	0	521,357	521,101
Total	$154,327	$153,039	$3,104,152	$3,152,970

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2019 or December 31, 2018.

As of June 30, 2019, the Company's investment securities portfolio consisted of 1,347 securities, of which 177 were in an unrealized loss position. As of December 31, 2018, the Company's investment securities portfolio consisted of 1,417 securities, of which 504 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	8,985	(139)	8,985	(139)
Mortgage-backed securities - residential	10,507	(67)	131,539	(1,288)	142,046	(1,355)
Mortgage-backed securities - commercial	99,535	(197)	91,179	(2,939)	190,714	(3,136)
Collateralized mortgage obligations	50,381	(103)	94,939	(609)	145,320	(712)
Obligations of state and other political subdivisions	19,676	(38)	14,123	(183)	33,799	(221)
Asset-backed securities	218,191	(829)	80,710	(776)	298,901	(1,605)
Other securities	6,155	(42)	5,424	(327)	11,579	(369)
Total	$404,445	$(1,276)	$426,899	$(6,261)	$831,344	$(7,537)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$97	$(2)	$97	$(2)
Securities of U.S. Government agencies and corporations	0	0	16,777	(233)	16,777	(233)
Mortgage-backed securities - residential	186,029	(935)	264,795	(7,273)	450,824	(8,208)
Mortgage-backed securities - commercial	147,754	(369)	232,363	(7,597)	380,117	(7,966)
Collateralized mortgage obligations	194,795	(1,546)	240,514	(5,245)	435,309	(6,791)
Obligations of state and other political subdivisions	62,805	(299)	86,644	(2,489)	149,449	(2,788)
Asset-backed securities	336,437	(2,312)	37,105	(498)	373,542	(2,810)
Other securities	33,752	(884)	4,570	(220)	38,322	(1,104)
Total	$961,572	$(6,345)	$882,865	$(23,557)	$1,844,437	$(29,902)

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of June 30, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,411,763	$497,082	$3,832,028	$87,165	$6,828,038
Special Mention	62,333	0	21,507	632	84,472
Substandard	73,901	601	50,119	2,841	127,462
Doubtful	0	0	0	0	0
Total	$2,547,997	$497,683	$3,903,654	$90,638	$7,039,972

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$999,843	$781,895	$88,954	$48,599	$1,919,291
Nonperforming	15,977	5,244	195	107	21,523
Total	$1,015,820	$787,139	$89,149	$48,706	$1,940,814

	As of December 31, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,432,834	$548,323	$3,664,434	$90,902	$6,736,493
Special Mention	24,594	603	38,653	0	63,850
Substandard	57,233	9	51,594	2,513	111,349
Doubtful	0	0	0	0	0
Total	$2,514,661	$548,935	$3,754,681	$93,415	$6,911,692

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$939,936	$811,108	$93,038	$46,382	$1,890,464
Nonperforming	15,710	6,174	174	0	22,058
Total	$955,646	$817,282	$93,212	$46,382	$1,912,522

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$16,749	$1,093	$11,885	$29,727	$2,513,194	$2,542,921	$5,076	$2,547,997	$0
Lease financing	0	0	0	0	90,638	90,638	0	90,638	0
Construction real estate	0	595	0	595	496,903	497,498	185	497,683	0
Commercial real estate	1,925	1,345	10,042	13,312	3,847,576	3,860,888	42,766	3,903,654	0
Residential real estate	2,313	1,393	4,713	8,419	976,923	985,342	30,478	1,015,820	0
Home equity	3,160	1,683	2,603	7,446	776,821	784,267	2,872	787,139	0
Installment	205	167	63	435	88,370	88,805	344	89,149	0
Credit card	310	186	107	603	48,103	48,706	0	48,706	107
Total	$24,662	$6,462	$29,413	$60,537	$8,838,528	$8,899,065	$81,721	$8,980,786	$107

	As of December 31, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$13,369	$41	$7,423	$20,833	$2,488,450	$2,509,283	$5,378	$2,514,661	$0
Lease financing	352	0	0	352	93,063	93,415	0	93,415	0
Construction real estate	0	0	0	0	548,687	548,687	248	548,935	0
Commercial real estate	6,279	1,158	12,644	20,081	3,682,455	3,702,536	52,145	3,754,681	0
Residential real estate	11,060	2,976	4,535	18,571	902,404	920,975	34,671	955,646	0
Home equity	5,245	1,228	2,578	9,051	804,835	813,886	3,396	817,282	0
Installment	420	37	145	602	92,128	92,730	482	93,212	0
Credit card	541	96	63	700	45,682	46,382	0	46,382	63
Total	$37,266	$5,536	$27,388	$70,190	$8,657,704	$8,727,894	$96,320	$8,824,214	$63

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if none of the principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.

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

First Financial had 177 TDRs totaling $48.4 million at June 30, 2019, including $37.4 million on accrual status and $11.0 million classified as nonaccrual. First Financial had $0.3 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $5.6 million related to TDRs at June 30, 2019. Additionally, as of June 30, 2019, $12.0 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2019 and 2018:

	Three months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	1	$14,889	$14,889	8	$6,221	$6,183
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	42	42	4	2,047	2,016
Residential real estate	12	2,008	1,713	1	201	201
Home equity	11	306	277	0	0	0
Installment	0	0	0	0	0	0
Total	25	$17,245	$16,921	13	$8,469	$8,400

	Six months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	6	$22,527	$22,550	12	$7,149	$7,096
Construction real estate	0	0	0	0	0	0
Commercial real estate	7	1,365	1,274	6	2,119	2,088
Residential real estate	17	2,466	2,171	3	294	294
Home equity	12	323	294	0	0	0
Installment	0	0	0	0	0	0
Total	42	$26,681	$26,289	21	$9,562	$9,478

For TDRs identified during the three and six months ended June 30, 2019, there were no chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three and six months ended June 30, 2018, there was $0.1 million chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Extended maturities	$0	$2,000	$2,877	$2,888
Adjusted interest rates	0	0	5,284	52
Combination of rate and maturity changes	0	0	508	0
Forbearance	15,078	6,199	15,635	6,199
Other (1)	1,843	201	1,985	339
Total	$16,921	$8,400	$26,289	$9,478
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

For the three months ended June 30, 2019, there were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification. For the six months ended June 30, 2019, there were two TDR relationships for $6.8 million, for which there was a payment default during the period that occurred within twelve months of the loan modification. There was one TDR, insignificant in amount, for which there was a payment default during the period that occurred within twelve months of the loan modification for the three and six month periods ended June 30, 2018.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$18,502	$30,925
Lease financing	295	22
Construction real estate	6	9
Commercial real estate	15,981	20,500
Residential real estate	11,627	13,495
Home equity	4,745	5,580
Installment	195	169
Nonaccrual loans	51,351	70,700
Accruing troubled debt restructurings	37,420	16,109
Total impaired loans	$88,771	$86,809
(1) Nonaccrual loans include nonaccrual TDRs of $11.0 million and $22.4 million as of June 30, 2019 and December 31, 2018, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,467	$1,132	$3,080	$1,934
Interest included in income
Nonaccrual loans	192	146	527	226
Troubled debt restructurings	269	189	505	313
Total interest included in income	461	335	1,032	539
Net impact on interest income	$1,006	$797	$2,048	$1,395

First Financial individually reviews all impaired commercial loan relationships, as well as consumer loan TDRs greater than $250,000, to determine if a specific allowance is necessary based on the borrower’s overall financial condition, payment record, support from guarantors and the realizable value of any collateral. Specific allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans was as follows:

	As of June 30, 2019			As of December 31, 2018
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$38,964	$41,783	$0	$36,694	$42,561	$0
Lease financing	295	295	0	22	22	0
Construction real estate	6	25	0	9	26	0
Commercial real estate	18,753	26,280	0	23,513	31,375	0
Residential real estate	14,937	17,036	0	17,297	19,975	0
Home equity	5,244	6,158	0	6,351	7,461	0
Installment	195	328	0	174	563	0
Total	78,394	91,905	0	84,060	101,983	0

Loans with an allowance recorded
Commercial & industrial	8,420	8,420	4,908	939	939	667
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	916	916	30	1,509	1,509	461
Residential real estate	1,041	1,041	85	301	301	32
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	10,377	10,377	5,023	2,749	2,749	1,160

Total
Commercial & industrial	47,384	50,203	4,908	37,633	43,500	667
Lease financing	295	295	0	22	22	0
Construction real estate	6	25	0	9	26	0
Commercial real estate	19,669	27,196	30	25,022	32,884	461
Residential real estate	15,978	18,077	85	17,598	20,276	32
Home equity	5,244	6,158	0	6,351	7,461	0
Installment	195	328	0	174	563	0
Total	$88,771	$102,282	$5,023	$86,809	$104,732	$1,160

First Financial's average impaired loans by class and interest income recognized by class was as follows:

	Three months ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$34,553	$212	$9,714	$73
Lease financing	298	0	0	0
Construction real estate	7	0	25	1
Commercial real estate	20,731	98	27,516	140
Residential real estate	15,787	69	9,173	76
Home equity	5,735	28	5,222	27
Installment	185	1	305	1
Total	77,296	408	51,955	318

Loans with an allowance recorded
Commercial & industrial	5,851	43	309	6
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,707	4	358	3
Residential real estate	670	6	1,042	7
Home equity	0	0	101	1
Installment	0	0	0	0
Total	8,228	53	1,810	17

Total
Commercial & industrial	40,404	255	10,023	79
Lease financing	298	0	0	0
Construction real estate	7	0	25	1
Commercial real estate	22,438	102	27,874	143
Residential real estate	16,457	75	10,215	83
Home equity	5,735	28	5,323	28
Installment	185	1	305	1
Total	$85,524	$461	$53,765	$335

	Six months ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$35,267	$491	$8,863	$99
Lease financing	206	0	27	0
Construction real estate	8	0	26	2
Commercial real estate	21,658	201	24,485	239
Residential real estate	16,290	155	8,407	123
Home equity	5,940	66	4,933	47
Installment	181	2	288	1
Total	79,550	915	47,029	511

Loans with an allowance recorded
Commercial & industrial	4,214	86	262	6
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,641	23	1,278	6
Residential real estate	547	8	1,047	14
Home equity	0	0	100	2
Installment	0	0	0	0
Total	6,402	117	2,687	28

Total
Commercial & industrial	39,481	577	9,125	105
Lease financing	206	0	27	0
Construction real estate	8	0	26	2
Commercial real estate	23,299	224	25,763	245
Residential real estate	16,837	163	9,454	137
Home equity	5,940	66	5,033	49
Installment	181	2	288	1
Total	$85,952	$1,032	$49,716	$539

Lease financing. The Company prospectively applied Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first six months of 2019 related to the implementation of Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,665	$1,065	$1,401	$2,781
Additions
Commercial & industrial	136	1,020	136	1,190
Residential real estate	768	525	1,272	984
Total additions	904	1,545	1,408	2,174
Disposals
Commercial & industrial	(248)	(326)	(270)	(2,430)
Residential real estate	(223)	(292)	(384)	(410)
Total disposals	(471)	(618)	(654)	(2,840)
Valuation adjustment
Commercial & industrial	(55)	0	(55)	(97)
Residential real estate	(622)	(139)	(679)	(165)
Total valuation adjustment	(677)	(139)	(734)	(262)
Balance at end of period	$1,421	$1,853	$1,421	$1,853

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

Changes in the ALLL by loan category were as follows:

	Three months ended June 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$19,926	$1,373	$2,793	$20,400	$5,043	$5,250	$380	$1,557	$56,722
Provision for loan and lease losses	6,242	20	121	(211)	14	174	32	266	6,658
Gross charge-offs	(1,873)	0	0	(86)	(150)	(689)	(78)	(289)	(3,165)
Recoveries	291	0	5	254	101	572	61	50	1,334
Total net charge-offs	(1,582)	0	5	168	(49)	(117)	(17)	(239)	(1,831)
Ending allowance for loan and lease losses	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549

	Three months ended June 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,038	$626	$4,267	$20,321	$4,727	$4,828	$290	$1,283	$54,380
Provision for loan and lease losses	3,328	170	(282)	(619)	(28)	171	136	859	3,735
Loans charged off	(4,356)	0	0	(78)	(101)	(385)	(218)	(684)	(5,822)
Recoveries	518	1	0	887	70	187	82	38	1,783
Total net charge-offs	(3,838)	1	0	809	(31)	(198)	(136)	(646)	(4,039)
Ending allowance for loan and lease losses	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076

	Six months ended June 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for loan and lease losses	19,510	363	(562)	282	139	359	51	599	20,741
Loans charged off	(14,201)	(100)	0	(1,300)	(232)	(1,157)	(127)	(630)	(17,747)
Recoveries	531	0	68	327	137	757	109	84	2,013
Total net charge-offs	(13,670)	(100)	68	(973)	(95)	(400)	(18)	(546)	(15,734)
Ending allowance for loan and lease losses	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549

	Six months ended June 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	4,217	121	408	196	86	(123)	87	1,046	6,038
Loans charged off	(5,241)	0	0	(2,254)	(197)	(627)	(234)	(938)	(9,491)
Recoveries	954	1	0	1,639	96	616	130	72	3,508
Total net charge-offs	(4,287)	1	0	(615)	(101)	(11)	(104)	(866)	(5,983)
Ending allowance for loan and lease losses	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076

	As of June 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$4,908	$0	$0	$30	$85	$0	$0	$0	$5,023
Collectively evaluated for impairment	19,678	1,393	2,919	20,327	4,923	5,307	395	1,584	56,526
Ending allowance for loan and lease losses	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549

Loans
Individually evaluated for impairment	$47,384	$295	$6	$19,669	$15,978	$5,244	$195	$0	$88,771
Collectively evaluated for impairment	2,500,613	90,343	497,677	3,883,985	999,842	781,895	88,954	48,706	8,892,015
Total loans	$2,547,997	$90,638	$497,683	$3,903,654	$1,015,820	$787,139	$89,149	$48,706	$8,980,786

	As of December 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$667	$0	$0	$461	$32	$0	$0	$0	$1,160
Collectively evaluated for impairment	18,079	1,130	3,413	20,587	4,932	5,348	362	1,531	55,382
Ending allowance for loan and lease losses	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542

Loans
Individually evaluated for impairment	$37,633	$22	$9	$25,022	$17,598	$6,351	$174	$0	$86,809
Collectively evaluated for impairment	2,477,028	93,393	548,926	3,729,659	938,048	810,931	93,038	46,382	8,737,405
Total loans	$2,514,661	$93,415	$548,935	$3,754,681	$955,646	$817,282	$93,212	$46,382	$8,824,214

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance at beginning of year	$880,251	$204,084
Goodwill resulting from business combinations	(524)	676,167
Balance at end of period	$879,727	$880,251

During 2018, First Financial recorded additions to goodwill resulting from the merger with MSFG of $676.2 million, and in the first quarter of 2019, First Financial recorded its final adjustments to goodwill associated related to the merger. For further detail on the merger with MSFG, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2018 and no impairment was indicated.  As of June 30, 2019, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. As of June 30, 2019 and December 31, 2018, First Financial had $36.3 million and $40.8 million, respectively, of other intangible assets included in Other intangibles in the Consolidated Balance Sheets, which primarily consist of core deposit intangibles.  Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles were $33.8 million and $37.9 million as of June 30, 2019 and December 31, 2018, respectively. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.4 years. Amortization expense recognized on intangible assets for the three months ended June 30, 2019 and 2018 was $2.0 million and $2.4 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2019 and 2018 was $4.1 million and $2.6 million, respectively.

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the consolidated balance sheets as an ROU asset and a corresponding lease liability. Substantially all of the Company's leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets.

The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheet and was $59.9 million at June 30, 2019. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $65.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at June 30, 2019.

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

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements and leases generally also include real estate taxes and common area maintenance charges in the annual rental payments.

The components of lease expense were as follows:

	Three months ended	Six months ended
(dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$1,822	$3,648
Short-term lease cost	0	1
Variable lease cost	633	1,230
Total operating lease cost	$2,455	$4,879

Future minimum commitments due under these lease agreements as of June 30, 2019 are as follows:

(dollars in thousands)	Operating leases
2019 (remaining six months)	$3,770
2020	7,469
2021	7,093
2022	6,741
2023	6,695
Thereafter	55,530
Total lease payments	87,298
Less imputed interest	21,794
Total	$65,504

The lease term and discount rate at June 30, 2019 were as follows:

Operating leases
Weighted-average remaining lease term	16.5 years
Weighted-average discount rate	3.4%

Supplemental cash information at June 30, 2019 related to leases was as follows:

Six months ended
(dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,759
ROU assets obtained in exchange for lease obligations
Operating leases	64,938

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$25,966
Collateralized mortgage obligations	59,655
Total	$85,621

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $85.7 million and $85.5 million, as of June 30, 2019 and December 31, 2018, respectively.

First Financial had $175.0 million in federal funds purchased at June 30, 2019 and $99.0 million as of December 31, 2018. The Company also had $1.1 billion in short-term borrowings with the FHLB at June 30, 2019 and $857.1 million as of December 31, 2018. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures in September 2019. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2019 and December 31, 2018.

First Financial had $547.0 million and $570.7 million of long-term debt as of June 30, 2019 and December 31, 2018, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$170,758	5.13%	$170,550	5.28%
Unamortized debt issuance costs	(1,096)	N/A	(1,185)	N/A
FHLB borrowings	376,605	2.13%	400,599	2.08%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$547,042	3.07%	$570,739	3.04%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and maturing in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. First Financial also acquired $8.4 million of 7.40% fixed rate private placement subordinated debt in conjunction with the MSFG merger that was issued in 2015 and matures in 2025. These notes are redeemable by the Company at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

In addition to subordinated notes, long-term debt included $376.6 million and $400.6 million of fixed rate FHLB long-term advances as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, long-term FHLB advances had a weighted average interest rate of 2.13%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$31,144	$(37)	$31,181	$(6,671)	$24,510	$12,810	$24,510	$37,320
Unrealized gain (loss) on derivatives	94	0	94	(22)	72	(145)	72	(73)
Retirement obligation	0	(320)	320	(74)	246	(32,300)	246	(32,054)
Total	$31,238	$(357)	$31,595	$(6,767)	$24,828	$(19,635)	$24,828	$5,193

	Three months ended June 30, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(11,456)	$(30)	$(11,426)	$2,448	$(8,978)	$(10,202)	$(8,978)	$(19,180)
Unrealized gain (loss) on derivatives	203	0	203	(44)	159	(545)	159	(386)
Retirement obligation	0	(452)	452	42	494	(24,087)	494	(23,593)
Total	$(11,253)	$(482)	$(10,771)	$2,446	$(8,325)	$(34,834)	$(8,325)	$(43,159)

	Six months ended June 30, 2019
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$60,869	$(215)	$61,084	$(13,069)	$48,015	$(11,601)	$48,015	$906	$37,320
Unrealized gain (loss) on derivatives	187	0	187	(43)	144	(217)	144	0	(73)
Retirement obligation	0	(695)	695	(159)	536	(32,590)	536	0	(32,054)
Total	$61,056	$(910)	$61,966	$(13,271)	$48,695	$(44,408)	$48,695	$906	$5,193

	Six months ended June 30, 2018
	Total other comprehensive income					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$(23,992)	$(30)	$(23,962)	$5,154	$(18,808)	$(182)	$(18,808)	$(190)	$(19,180)
Unrealized gain (loss) on derivatives	405	0	405	(90)	315	(577)	315	(124)	(386)
Retirement obligation	0	(871)	871	(54)	817	(19,631)	817	(4,779)	(23,593)
Total	$(23,587)	$(901)	$(22,686)	$5,010	$(17,676)	$(20,390)	$(17,676)	$(5,093)	$(43,159)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2019 and 2018, respectively:

	Amount reclassified from accumulated other comprehensive income (1)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(37)	$(30)	$(215)	$(30)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (2)	106	103	206	206	Other noninterest expense
Recognized net actuarial loss (2)	(426)	(555)	(901)	(1,077)	Other noninterest expense
Defined benefit pension plan total	(320)	(452)	(695)	(871)
Total reclassifications for the period, before tax	$(357)	$(482)	$(910)	$(901)
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

Interest rate payments are exchanged with counterparties based on the notional amount established in the interest rate agreement. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial manages market value credit risk through counterparty credit policies including a review of total derivative notional position to total assets, total credit exposure to total capital and counterparty credit exposure risk. The Company is currently below all single, central clearing and portfolio limits.

Client Derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.  The following table details the classification and amounts recognized in the Consolidated Balance Sheets for client derivatives:

		June 30, 2019			December 31, 2018
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$1,585,450	$66,637	$(2,275)	$1,359,990	$17,402	$(11,787)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	1,585,450	2,275	(66,657)	1,359,990	11,787	(17,401)
Total		$3,170,900	$68,912	$(68,932)	$2,719,980	$29,189	$(29,188)

At June 30, 2019, the Company had a total counterparty notional amount outstanding of $1.6 billion, spread among sixteen counterparties, with an outstanding liability from these contracts of $64.1 million. At December 31, 2018, the Company had a total counterparty notional amount outstanding of $1.4 billion, spread among thirteen counterparties, with an outstanding liability from these contracts of $4.9 million.

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

The following table discloses the gross and net amounts of client derivative liabilities recognized in the Consolidated Balance Sheets:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$68,932	$(71,750)	$(2,818)	$29,189	$(14,577)	$14,612

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2019:

				Weighted-average rate
(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value	Receive	Pay
Client derivatives
Receive fixed, matched interest rate swaps with borrower	$1,585,450	6.2	$64,362	4.69%	4.66%
Pay fixed, matched interest rate swaps with counterparty	1,585,450	6.2	(64,382)	4.66%	4.69%
Total client derivatives	$3,170,900	6.2	$(20)	4.68%	4.68%

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $155.6 million as of June 30, 2019 and $138.4 million as of December 31, 2018. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.3 million at June 30, 2019 and $0.1 million at December 31, 2018.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loan is intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2019, the notional amount of the IRLCs was $52.8 million and the notional amount of forward commitments was $52.8 million. As of December 31, 2018, the notional amount of IRLCs was $20.8 million and the notional amount of forward commitments was $12.3 million. The fair value of these agreements was insignificant at both June 30, 2019 and December 31, 2018 and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including letters of credit and outstanding commitments to extend credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses incurred in letters of credit and outstanding loan commitments. First Financial had $0.6 million and $0.7 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.3 billion and $3.0 billion at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, loan commitments with a fixed interest rate totaled $188.4 million while commitments with variable interest rates totaled $3.1 billion. At December 31, 2018, loan commitments with a fixed interest rate totaled $174.0 million while commitments with variable interest rates totaled $2.9 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years for both June 30, 2019 and December 31, 2018.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.5 million and $32.7 million at June 30, 2019 and December 31, 2018, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $33.5 million and $39.4 million as of June 30, 2019 and December 31, 2018, respectively. The Company recognized tax credits of $1.6 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively and $3.2 million and $2.3 million for the six months ended June 30, 2019 and

2018, respectively. The Company recognized amortization expense which was included in income tax expense of $2.1 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively and $3.8 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2019 or December 31, 2018.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.7 million at June 30, 2019 and $3.9 million at December 31, 2018. The maximum exposure to loss related to these investments was $3.7 million at June 30, 2019 and $3.9 million at December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million tax credits for both three month periods ended June 30, 2019 and June 30, 2018, and $0.1 million and $0.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2019. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2019 or December 31, 2018.

NOTE 12:  INCOME TAXES

For the second quarter 2019, income tax expense was $13.2 million, resulting in an effective tax rate of 20.0% compared with income tax expense of $9.3 million and an effective income tax rate of 20.4% for the comparable period in 2018. For the first six months of 2019, income tax expense was $23.1 million, resulting in an effective tax rate of 19.0% compared with income tax expense of $17.0 million and an effective tax rate of 20.2% for the comparable period in 2018. The decrease in the effective tax rate is primarily due to favorable resolution of an uncertain state tax position and favorable tax reform guidance related to the treatment of acquired BOLI and stock compensation activity, which was partially offset by an increase in non-deductible executive compensation.

At June 30, 2019 and December 31, 2018, First Financial had $2.4 million and $2.9 million, respectively, of unrecognized tax benefits, as determined in FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2019 and December 31, 2018, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2015 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2015 through 2018 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2018 remain open to state and local examination in various jurisdictions.

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan which covers substantially all employees and uses a December 31 measurement date for the plan. Plan assets were primarily invested in fixed income and publicly traded equity mutual funds. The pension plan does not directly own any shares of First Financial common stock or any other First Financial security or product.

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2019, or the year ended December 31, 2018, and does not expect to make cash contributions to the plan through the remainder of 2019.

As a result of the plan’s actuarial projections, which included consideration of the impact of the merger with MSFG, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$1,545	$1,735	$3,295	$3,030
Interest cost	689	601	1,389	1,191
Expected return on assets	(2,409)	(2,450)	(4,859)	(4,910)
Amortization of prior service cost	(106)	(103)	(206)	(206)
Net actuarial loss	426	555	901	1,077
Net periodic benefit cost (income)	$145	$338	$520	$182

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2019 was $6.7 million, which was partially offset by $2.1 million of expenses within Noninterest income. Gross interchange income for the second quarter of 2018 was $8.1 million, which was partially offset by $2.8 million of expenses. Gross interchange income for the first six months of 2019 was $15.2 million, which was partially offset by $5.0 million of expenses within Noninterest income. Gross interchange income for the first six months of 2018 was $13.5 million, which was partially offset by $4.8 million of expenses.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income available to common shareholders	$52,703	$36,418	$98,542	$66,924

Denominator
Basic earnings per common share - weighted average shares	98,083,799	97,347,533	98,005,379	79,599,709
Effect of dilutive securities
Employee stock awards	564,585	545,374	537,568	504,914
Warrants	0	539,165	0	524,872
Diluted earnings per common share - adjusted weighted average shares	98,648,384	98,432,072	98,542,947	80,629,495

Earnings per share available to common shareholders
Basic	$0.54	$0.37	$1.01	$0.84
Diluted	$0.53	$0.37	$1.00	$0.83

First Financial had no warrants outstanding to purchase the Company's common stock as of June 30, 2019. Warrants acquired in the MSFG merger were outstanding as of December 31, 2018 and were exercised in January 2019. At June 30, 2018, First Financial had warrants outstanding representing the right to purchase 22,698 shares of common stock at an exercise price of $12.11 per share and all unexercised warrants expired in December 2018.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2019 and June 30, 2018.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2019
Financial assets
Cash and short-term investments	$271,362	$271,362	$271,362	$0	$0
Investment securities held-to-maturity	154,327	153,039	0	153,039	0
Other investments	127,439	N/A	N/A	N/A	N/A
Loans held for sale	20,244	20,244	0	20,244	0
Loans and leases	8,919,237	8,850,385	0	0	8,850,385
Accrued interest receivable	44,474	44,474	0	14,287	30,187

Financial liabilities
Deposits	10,109,004	10,102,924	0	10,102,924	0
Short-term borrowings	1,313,321	1,313,321	1,313,321	0	0
Long-term debt	547,042	545,983	0	545,983	0
Accrued interest payable	12,730	12,730	2,859	9,871	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2018
Financial assets
Cash and short-term investments	$273,959	$273,959	$273,959	$0	$0
Investment securities held-to-maturity	429,328	424,118	0	424,118	0
Other investments	115,660	N/A	N/A	N/A	N/A
Loans held for sale	4,372	4,372	0	4,372	0
Loans and leases	8,767,672	8,662,868	0	0	8,662,868
Accrued interest receivable	41,816	41,816	0	13,819	27,997

Financial liabilities
Deposits	10,140,394	10,113,475	0	10,113,475	0
Short-term borrowings	1,040,691	1,040,691	1,040,691	0	0
Long-term debt	570,739	557,933	0	557,933	0
Accrued interest payable	12,126	12,126	2,035	10,091	0

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2019
Assets
Derivatives	$0	$69,038	$0	$69,038
Investment securities available-for-sale	100	3,140,072	12,798	3,152,970
Total	$100	$3,209,110	$12,798	$3,222,008

Liabilities
Derivatives	$0	$69,470	$0	$69,470

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2018
Assets
Derivatives	$0	$29,543	$0	$29,543
Investment securities available-for-sale	97	2,764,443	14,715	2,779,255
Total	$97	$2,793,986	$14,715	$2,808,798

Liabilities
Derivatives	$0	$29,336	$0	$29,336

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2019. No AFS securities were measured at fair value on a recurring basis for the three or six months ended June 30, 2018.

	Three months ended	Six months ended
(dollars in thousands)	June 30, 2019	June 30, 2019
Beginning balance	$13,355	$14,715
Accretion (amortization)	(569)	(562)
Increase (decrease) in fair value	12	33
Settlements	0	(1,388)
Ending balance	$12,798	$12,798

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2019
Assets
Impaired loans	$0	$0	$4,398
OREO	0	0	953

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2018
Assets
Impaired loans	$0	$0	$1,320
OREO	0	0	1,089

NOTE 17:  BUSINESS COMBINATIONS

On June 18, 2019, the Company entered into an agreement to acquire Bannockburn Global Forex, LLC. Pursuant to the agreement, First Financial agreed to acquire all of the issued and outstanding membership interests of BGF for aggregate consideration of approximately $117.0 million in cash and First Financial common stock. BGF is a privately held capital markets trading firm specializing in foreign currency advisory, hedge analytics, and transaction processing for closely held enterprises.  Upon completion of the transaction, Bannockburn will become a division of the Bank, but will continue to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry. The transaction is expected to close in the third quarter of 2019, subject to various regulatory approvals and other closing conditions.

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Therefore, results of MSFG have been included in the results of operations beginning on April 1, 2018. Under the terms of the merger agreement, shareholders of MSFG received 1.3875 common shares of First Financial common stock for each share of MSFG common stock, with cash paid in lieu of fractional shares. Including outstanding options and warrants to purchase MSFG common stock, the total purchase consideration was $1.1 billion and resulted in goodwill of $675.6 million. The goodwill arising from the acquisition largely reflected synergies and cost savings resulting from combining the operations of the companies. First Financial incurred merger related expenses related to the acquisition of MSFG of $0.8 million for the second quarter of 2019, $2.4 million for the first six months of 2019 and $37.8 million during the year ended December 31, 2018.

The acquisition provides additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

The MainSource transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.  The fair values of assets acquired and liabilities assumed were considered final as of March 31, 2019.

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

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date as the Company believes that all contractual cash flows will be collected. The fair value adjustments were determined using discounted cash flows. In conjunction with the MSFG merger, First Financial acquired loans with a fair value and gross contractual amounts receivable of $2.8 billion and $2.9 billion on the date of acquisition.

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

SUMMARY

First Financial Bancorp. is a $14.4 billion financial holding company headquartered in Cincinnati, Ohio, which operates primarily in Ohio, Indiana, Kentucky and Illinois through its subsidiaries.  These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 159 banking centers and 192 ATMs at June 30, 2019. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.8 billion in assets under management as of June 30, 2019 and provides the following services: financial planning, investment management, trust administration, estate settement, brokerage services and retirement planning.

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

BUSINESS COMBINATIONS

In June 2019, the Company announced it has entered into an agreement to acquire Bannockburn Global Forex, LLC, an industry-leading, Cincinnati-based capital markets firm providing transactional currency payments, foreign exchange hedging, and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States.

Upon completion of the transaction, Bannockburn will become a division of the Bank, but will continue to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry. The transaction is expected to close in the third quarter of 2019, subject to various regulatory approvals and other closing conditions. Under the terms of the agreement, partners of Bannockburn will receive approximately $117.0 million in cash and First Financial common stock.

In April 2018, First Financial completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. The merger positioned the combined company to better serve the complementary geographies of Ohio, Indiana, Kentucky and Illinois by creating a higher performing bank with greater scale and capabilities. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. Including outstanding options and warrants on MainSource common stock, total purchase consideration was $1.1 billion. In the merger, First Financial acquired total assets of $4.4 billion, loans of $2.8 billion and deposits of $3.3 billion, resulting in goodwill of $675.6 million.

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

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of the merger with MSFG.

OVERVIEW OF OPERATIONS

Second quarter 2019 net income was $52.7 million and earnings per diluted common share were $0.53. This compares with second quarter 2018 net income of $36.4 million and earnings per diluted common share of $0.37. For the six months ended
June 30, 2019, net income was $98.5 million and earnings per diluted common share were $1.00. This compares with net income of $66.9 million and earnings per diluted common share of $0.83 for the first six months of 2018.

Return on average assets for the second quarter 2019 was 1.50% compared to 1.05% for the same period in 2018, and return on average shareholders’ equity for the second quarter 2019 was 9.85% compared to 7.36% for the second quarter 2018. Return on average assets for the six months ended June 30, 2019 was 1.42% compared to 1.18% for the same period in 2018, and return on average shareholders' equity was 9.37% and 9.19% for the first six months of 2019 and 2018, respectively.

A discussion of First Financial's operating results for the three and six months ended June 30, 2019 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net interest income	$122,302	$123,979	$243,817	$199,791
Tax equivalent adjustment	1,416	1,420	2,939	2,138
Net interest income - tax equivalent	$123,718	$125,399	$246,756	$201,929

Average earning assets	$12,294,911	$12,120,000	$12,229,694	$10,115,063

Net interest margin (1)	3.99%	4.10%	4.02%	3.98%
Net interest margin (fully tax equivalent) (1)	4.04%	4.15%	4.07%	4.03%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2019 was $122.3 million, a decrease of $1.7 million, or 1.4%, from second quarter 2018 net interest income of $124.0 million.  This change was primarily driven by an $8.8 million, or 37.7%, increase in interest expense, partially offset by a $7.1 million, or 4.8%, increase in interest income.  Net interest income on a fully tax equivalent basis for the second quarter 2019 was $123.7 million compared to $125.4 million for the second quarter 2018. Net interest income on a fully tax equivalent basis was $246.8 million for the six months ended June 30, 2019. This represented a $44.8 million increase compared to $201.9 million for the same period of the prior year, and was primarily driven by the MSFG merger.

Net interest margin on a fully tax equivalent basis decreased 11 bps to 4.04% for the second quarter 2019 compared to 4.15% for the comparable quarter in 2018.  This decrease was driven by higher funding costs, partially offset by higher earning asset yields. Higher interest rates and shifts in funding mix increased funding costs during the period, while higher earning asset yields resulted from higher interest rates. Net interest margin on a fully tax equivalent basis for the six months ended June 30, 2019 was 4.07%, an increase of 4 bps over the same period in 2018.

Interest income increased $7.1 million, or 4.8%, in the second quarter of 2019 when compared to the same quarter in 2018 primarily due to an increase in the yield on earning assets to 5.04% from 4.88%. Average earning assets rose to $12.3 billion in the second quarter 2019 from $12.1 billion in the same quarter of 2018 due to an increase in investment securities balances. The increase in the yield on earning assets reflected recent increases in interest rates. For the six months ending June 30, 2019, interest income increased $68.5 million, or 28.8%, over the same period of 2018, which was attributed to the merger and higher interest rates.

Interest expense increased $8.8 million, or 37.7%, in the second quarter of 2019 when compared to the comparable quarter in 2018 as higher rates paid on deposits and borrowed funds during the period combined with increased borrowings during the period. The impact from those changes was partially offset by a $349.3 million, or 4.4%, decrease in average interest-bearing deposits compared to the second quarter of 2018. The cost of interest-bearing deposits was 1.09% in second quarter of 2019 compared to 75 bps for the same period in the prior year as a result of rising interest rates and the post-merger deposit mix. The cost of borrowed funds increased to 2.81% for the second quarter 2019 from 2.45% during the second quarter 2018 as rising interest rates offset the favorable impact from a mix shift in balances. For the six months ending June 30, 2019, interest expense increased $24.5 million, or 64.6%, compared to the same period of 2018, which was attributed to the MSFG merger and higher interest rates.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,408,994	3.29%	$3,157,339	3.16%	$3,382,510	3.37%	$2,603,139	3.12%
Interest-bearing deposits with other banks	33,255	2.48%	29,261	2.43%	33,978	2.47%	28,173	2.03%
Gross loans (1)	8,852,662	5.73%	8,933,400	5.49%	8,813,206	5.71%	7,483,751	5.31%
Total earning assets	12,294,911	5.04%	12,120,000	4.88%	12,229,694	5.05%	10,115,063	4.74%

Nonearning assets
Allowance for loan and lease losses	(58,335)		(55,318)		(57,715)		(55,168)
Cash and due from banks	173,278		224,824		177,463		170,760
Accrued interest and other assets	1,692,879		1,666,854		1,678,616		1,176,774
Total assets	$14,102,733		$13,956,360		$14,028,058		$11,407,429

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,334,322	0.60%	$2,573,150	0.36%	$2,302,313	0.55%	$1,997,574	0.37%
Savings	3,057,100	0.78%	3,196,059	0.54%	3,086,167	0.77%	2,825,437	0.58%
Time	2,220,724	2.02%	2,192,196	1.50%	2,222,645	1.98%	1,831,323	1.47%
Total interest-bearing deposits	7,612,146	1.09%	7,961,405	0.75%	7,611,125	1.06%	6,654,334	0.76%
Borrowed funds
Short-term borrowings	1,109,865	2.40%	916,617	1.81%	1,063,749	2.39%	829,048	1.65%
Long-term debt	546,705	3.64%	491,407	3.65%	558,262	3.61%	309,883	3.94%
Total borrowed funds	1,656,570	2.81%	1,408,024	2.45%	1,622,011	2.81%	1,138,931	2.28%
Total interest-bearing liabilities	9,268,716	1.39%	9,369,429	1.00%	9,233,136	1.36%	7,793,265	0.98%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,484,214		2,421,230		2,470,974		1,998,251
Other liabilities	202,806		165,608		203,186		148,172
Shareholders' equity	2,146,997		2,000,093		2,120,762		1,467,741
Total liabilities and shareholders' equity	$14,102,733		$13,956,360		$14,028,058		$11,407,429

Net interest income	$122,302		$123,979		$243,817		$199,791

Net interest spread		3.65%		3.88%		3.69%		3.76%
Contribution of noninterest-bearing sources of funds		0.34%		0.22%		0.33%		0.22%
Net interest margin (2)		3.99%		4.10%		4.02%		3.98%

Tax equivalent adjustment		0.05%		0.05%		0.05%		0.05%
Net interest margin (fully tax equivalent) (2)		4.04%		4.15%		4.07%		4.03%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2019			Changes for the six months ended June 30, 2019
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$977	$2,063	$3,040	$3,200	$13,006	$16,206
Interest-bearing deposits with other banks	4	25	29	61	71	132
Gross loans (1)	5,227	(1,152)	4,075	14,586	37,625	52,211
Total earning assets	6,208	936	7,144	17,847	50,702	68,549
Interest-bearing liabilities
Total interest-bearing deposits	6,764	(946)	5,818	9,753	5,010	14,763
Borrowed funds
Short-term borrowings	1,357	1,157	2,514	3,030	2,781	5,811
Long-term debt	(13)	502	489	(502)	4,451	3,949
Total borrowed funds	1,344	1,659	3,003	2,528	7,232	9,760
Total interest-bearing liabilities	8,108	713	8,821	12,281	12,242	24,523
Net interest income	$(1,900)	$223	$(1,677)	$5,566	$38,460	$44,026
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Second quarter 2019 noninterest income was $34.6 million, increasing $6.4 million, or 22.6% from $28.3 million in the comparable quarter of 2018. This change was largely attributed to $4.9 million of client derivative fees, which increased $3.4 million, or 235.3%, over the comparable quarter as loan growth and the current interest rate environment led to an increase in customer demand for back to back swaps. In addition to higher derivative fees, noninterest income rose as bankcard income increased $1.2 million, or 21.6% due to higher transaction volume and net gains from the sale of loans increased $1.1 million, or 48.2%, due to increased originations.

Noninterest income for the six months ending June 30, 2019 was $61.5 million compared to $45.2 million for the comparable period of of 2018, increasing $16.3 million. Service charges on deposits increased $4.1 million, client derivative fees increased $3.4 million, bankcard income increased $3.3 million, other noninterest income increased $2.8 million, and net gains on sale of loans increased $2.4 million. These increases in noninterest income were primarily attributed to the scale created from the MSFG merger, and they were partially offset by a decline higher losses from sales of investment securities in 2019.

NONINTEREST EXPENSE

Second quarter 2019 noninterest expense was $84.4 million compared to $102.8 million for the second quarter 2018. The $18.4 million decrease from the comparable quarter in 2018 included declines across nearly all noninterest expense categories due to $23.9 million of nonrecurring merger and severance expenses in the second quarter of 2018. Salaries and employee benefits decreased $1.5 million, or 2.8%; net occupancy decreased $1.0 million, or 15.6%; data processing decreased $9.3 million, or 65.2%; professional services decreased $3.6 million, or 64.0%, and furniture and equipment decreased $1.1 million, or 20.3%.

Noninterest expense for the six months ending June 30, 2019 was $162.9 million compared to $155.0 million for the comparable period of of 2018. Higher expenses in 2019 were primarily due to the Company's size and scale post-merger.

INCOME TAXES

Income tax expense was $13.2 million for the second quarter of 2019, resulting in an effective tax rate of 20.0% compared to $9.3 million and 20.4% for the comparable period in 2018. For the first six months of 2019, income tax expense was $23.1 million, resulting in an effective tax rate of 19.0% compared to $17.0 million and 20.2% for the comparable period in 2018. The lower in the effective tax rate in 2019 is primarily due to favorable resolution of a previously uncertain state tax position, favorable tax reform guidance related to the treatment of acquired BOLI and stock compensation activity, partially offset by an increase in non-deductible executive compensation.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments. The full year effective tax rate for 2019 is expected to be approximately 19.5%.

LOANS

Loans, excluding loans held for sale, totaled $9.0 billion as of June 30, 2019 and $8.8 billion as of December 31, 2018, increasing $156.6 million largely due to strong growth in C&I, ICRE and mortgage banking.

Second quarter 2019 average loans, excluding loans held for sale, decreased $79.5 million, or 0.9%, from the second quarter of 2018.  Average balances for the second quarter of 2018 were elevated by the timing of required branch divestitures, which occurred near the middle of the quarter and included $120.5 million of loans. Additionally, much of the second quarter 2019 loan growth occurred late in the period, diluting the impact on average balances.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial had purchased impaired loans totaling $81.7 million at June 30, 2019 compared to $96.3 million at December 31, 2018. These balances do not include contractual interest not yet accrued.

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

Nonperforming assets were $90.2 million, or 0.62% of total assets, at June 30, 2019 compared to $88.2 million, or 0.63% of total assets, at December 31, 2018. The $2.0 million increase was due to a $21.3 million increase in accruing TDRs, mostly attributed to a single $14.9 million franchise relationship. The increase in accruing TDRs was largely offset by a $19.3 million decrease in nonaccrual balances, which was driven by a $10.0 million charge-off related to a single franchise credit in the first quarter of 2019.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $48.4 million at June 30, 2019, an increase of $9.9 million, or 25.8%, from $38.5 million at December 31, 2018, largely due to the accruing franchise TDR previously discussed.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, increased to $147.8 million as of June 30, 2019 compared to $131.7 million at December 31, 2018, largely due to the accruing franchise TDR previously discussed. Classified assets as a percentage of total assets was 1.02% at June 30, 2019 compared to 94 bps as of December 31, 2018.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of June 30, 2019 and the four previous quarters.

	Three months ended
	2019		2018
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$18,502	$19,263	$30,925	$4,310	$3,448
Lease financing	295	301	22	0	0
Construction real estate	6	7	9	10	24
Commercial real estate	15,981	21,082	20,500	20,338	21,593
Residential real estate	11,627	13,052	13,495	11,365	9,278
Home equity	4,745	5,581	5,580	6,018	5,820
Installment	195	170	169	327	299
Nonaccrual loans	51,351	59,456	70,700	42,368	40,462
Accruing troubled debt restructurings	37,420	22,817	16,109	20,313	21,839
Total nonperforming loans	88,771	82,273	86,809	62,681	62,301
Other real estate owned	1,421	1,665	1,401	1,918	1,853
Total nonperforming assets	90,192	83,938	88,210	64,599	64,154
Accruing loans past due 90 days or more	107	178	63	144	327
Total underperforming assets	$90,299	$84,116	$88,273	$64,743	$64,481
Total classified assets	$147,753	$142,014	$131,668	$138,868	$139,317

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	119.86%	95.40%	79.97%	136.22%	133.65%
Nonperforming loans	69.33%	68.94%	65.13%	92.08%	86.80%
Total ending loans	0.69%	0.64%	0.64%	0.65%	0.61%
Nonperforming loans to total loans	0.99%	0.93%	0.98%	0.71%	0.70%
Nonperforming assets to
Ending loans, plus OREO	1.00%	0.95%	1.00%	0.73%	0.72%
Total assets	0.62%	0.60%	0.63%	0.47%	0.46%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.59%	0.69%	0.82%	0.50%	0.48%
Total assets	0.37%	0.43%	0.52%	0.32%	0.30%
Classified assets to total assets	1.02%	1.01%	0.94%	1.00%	1.00%
(1) Nonaccrual loans include nonaccrual TDRs of $11.0 million, $13.1 million, $22.4 million, $4.7 million and $5.9 million as of June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.4 billion, or 23.8% of total assets at June 30, 2019 and $3.3 billion, or 23.8% of total assets at December 31, 2018.  AFS securities totaled $3.2 billion at June 30, 2019 and $2.8 billion at December 31, 2018, while HTM securities totaled $154.3 million at June 30, 2019 and $429.3 million at December 31, 2018. The duration of the investment portfolio was 3.0 years as of June 30, 2019 and 3.3 years as of December 31, 2018. In conjunction with the adoption of ASU 2017-12, the Company reclassified $268.7 million of HTM securities to AFS during the first quarter of 2019.

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

At June 30, 2019, First Financial reflected a $37.3 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.2 million unrealized gain on equity securities within other noninterest income. The after-tax unrealized position on debt securities improved $48.9 million from an $11.6 million loss at December 31, 2018, which was driven by the reclassification of $268.7 million of HTM securities to AFS in conjunction with the adoption of ASU 2017-12 in the first quarter of 2019 as well as market conditions and lower interest rates.

First Financial will continue to monitor loan and deposit demand, as well as balance sheet composition, capital sensitivity and the interest rate environment as it manages investment strategies in future periods.

DEPOSITS AND FUNDING

Total deposits were $10.1 billion as of June 30, 2019 and December 31, 2018. Time deposits increased $148.3 million, or 6.8%, interest-bearing demand deposits increased $25.6 million, or 1.1%, noninterest-bearing demand deposits increased $8.9 million, or 0.4%, while savings deposits decreased $214.2 million, or 6.8% compared to December 31, 2018. Growth in brokered and retail CD balances offset declines in personal, business and public fund savings. Brokered CDs are periodically used by First Financial as an alternative to short and long-term borrowings.

Average deposits for the second quarter 2019 decreased $286.3 million, or 2.8%, to $10.1 billion from $10.4 billion for the comparable quarter of 2018. This decrease was largely attributed to the required divestiture of $175.3 million of deposits during the middle of the second quarter of 2018.

Borrowed funds were $1.9 billion as of June 30, 2019 and $1.6 billion as of December 31, 2018. First Financial utilizes short-term borrowings and longer-term advances from the FHLB as wholesale funding sources. First Financial had $1.1 billion in short-term borrowings with the FHLB at June 30, 2019 and $857.1 million as of December 31, 2018. In addition to FHLB borrowings, short-term borrowings included fed funds purchased and repurchase agreements of $260.6 million and $183.6 million at June 30, 2019 and December 31, 2018, respectively.

Long-term debt, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality, was $547.0 million and $570.7 million at June 30, 2019 and December 31, 2018, respectively. Outstanding subordinated debt totaled $169.7 million and $169.4 million as of June 30, 2019 and December 31, 2018, respectively, which included unamortized discounts of $7.1 million and $7.3 million. FHLB long-term advances declined to $376.6 million at June 30, 2019 from $400.6 million as of December 31, 2018 as the Company implemented post-merger funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $484.6 million as of June 30, 2019.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2019 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.8 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2019.

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2019. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and the payment of dividends to shareholders. As of June 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2019 and December 31, 2018.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.2 billion and $2.8 billion at June 30, 2019 and December 31, 2018, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of June 30, 2019, the Company had no HTM securities maturing within one year. As of December 31, 2018, the Company had $0.8 million HTM securities maturing within one year. Other sources of liquidity include cash and due from banks, interest-bearing deposits with other banks and loans maturing within one year.

At June 30, 2019, in addition to liquidity on hand of $271.4 million, First Financial had unused and available overnight wholesale funding of $3.2 billion, or 21.8% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $80.0 million for the first six months of 2019.  As of June 30, 2019, the Bank had retained earnings of $665.2 million, of which $163.7 million was available for distribution to First Financial without prior regulatory approval. Additionally, First Financial had $112.9 million in cash at the parent company as of June 30, 2019, which approximates the Company’s regular annual shareholder dividend and operating expenses.

Share repurchases, if any, also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $7.8 million and $13.7 million for the first six months of 2019 and 2018, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% at June 30, 2019 and 6.375% at December 31, 2018 and a capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and was fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is unchanged. Failure to maintain the required Common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

Management believes, as of June 30, 2019, that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $394.6 million on a consolidated basis at June 30, 2019.

The following tables present the actual and required capital amounts and ratios as of June 30, 2019 and December 31, 2018 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, and for 2018, the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules had been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2019
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,281,407	12.00%	$747,208	7.00%	N/A	N/A
First Financial Bank	1,314,659	12.33%	746,584	7.00%	$693,257	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,323,906	12.40%	907,323	8.50%	N/A	N/A
First Financial Bank	1,314,763	12.33%	906,566	8.50%	853,239	8.00%

Total capital to risk-weighted assets
Consolidated	1,515,383	14.20%	1,120,811	10.50%	N/A	N/A
First Financial Bank	1,384,436	12.98%	1,119,876	10.50%	1,066,549	10.00%

Leverage ratio
Consolidated	1,323,906	10.02%	528,264	4.00%	N/A	N/A
First Financial Bank	1,314,763	9.97%	527,595	4.00%	659,494	5.00%

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,215,613	11.87%	$652,874	6.38%	N/A	N/A	$716,881	7.00%
First Financial Bank	1,279,492	12.50%	652,590	6.38%	$665,386	6.50%	716,570	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	1,257,366	12.28%	806,491	7.88%	N/A	N/A	870,499	8.50%
First Financial Bank	1,279,596	12.50%	806,141	7.88%	818,937	8.00%	870,120	8.50%

Total capital to risk-weighted assets
Consolidated	1,444,146	14.10%	1,011,314	9.88%	N/A	N/A	1,075,322	10.50%
First Financial Bank	1,344,388	13.13%	1,010,875	9.88%	1,023,671	10.00%	1,074,855	10.50%

Leverage ratio
Consolidated	1,257,366	9.71%	517,958	4.00%	N/A	N/A	517,958	4.00%
First Financial Bank	1,279,596	9.89%	517,710	4.00%	647,138	5.00%	517,710	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.22 per common share on June 17, 2019 to shareholders of record as of June 3, 2019. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on September 16, 2019 to shareholders of record as of September 2, 2019.

Share Repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan, replacing the plan originally approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial did not repurchase any shares under this plan during the six month period ending June 30, 2019. At June 30, 2019, all 5,000,000 common shares remained available for repurchase under the 2019 plan.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' Equity. Total shareholders’ equity was $2.2 billion at June 30, 2019 and $2.1 billion at December 31, 2018.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified the following types of risk that it monitors in its ERM framework: credit, market, operational, compliance, strategic, reputation, information technology, cyber and legal.

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

The ALLL was $61.5 million as of June 30, 2019 and $56.5 million as of December 31, 2018. As a percentage of period-end loans, the ALLL was 0.69% as of June 30, 2019 and 0.64% as of December 31, 2018. The ALLL is consistent with the Company's stable credit outlook and classified asset balances.

The ALLL as a percentage of nonaccrual loans was 119.86% at June 30, 2019 and 79.97% at December 31, 2018. This increase was largely attributed to $4.0 million of additional reserves recorded in the second quarter related to a previously charged down franchise relationship. The ALLL as a percentage of nonperforming loans, including accruing TDRs, rose to 69.33% as of June 30, 2019 from 65.13% as of December 31, 2018.

The Company recorded net charge-offs of $1.8 million, or 0.08% of average loans and leases on an annualized basis, in the second quarter 2019, compared to net charge-offs of $4.0 million, or 0.18% of average loans and leases on an annualized basis for the comparable quarter in 2018. For the six months ended June 30, 2019, net charge-offs were $15.7 million, or 0.36% of annualized average loans, compared to $6.0 million, or 0.16% of annualized average loans for the same period of 2018. This increase was related to a $10.0 million charge-off related to a single franchise relationship in the first quarter of 2019.

Provision expense is a product of the Company's ALLL model combined with net charge-off activity during the period. Second quarter 2019 provision expense was $6.7 million compared to a provision of $3.7 million during the second quarter in 2018. For the six months ended June 30, 2019, provision expense was $20.7 million compared to $6.0 million for the same period of 2018.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Six months ended
	2019		2018			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2019	2018
Allowance for loan and lease loss activity
Balance at beginning of period	$56,722	$56,542	$57,715	$54,076	$54,380	$56,542	$54,021
Provision for loan losses	6,658	14,083	5,310	3,238	3,735	20,741	6,038
Gross charge-offs
Commercial and industrial	1,873	12,328	6,060	232	4,356	14,201	5,241
Lease financing	0	100	0	0	0	100	0
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	86	1,214	1,679	902	78	1,300	2,254
Residential real estate	150	82	80	145	101	232	197
Home equity	689	468	747	351	385	1,157	627
Installment	78	49	158	43	218	127	234
Credit card	289	341	392	390	684	630	938
Total gross charge-offs	3,165	14,582	9,116	2,063	5,822	17,747	9,491
Recoveries
Commercial and industrial	291	240	485	627	518	531	954
Lease financing	0	0	0	0	1	0	1
Construction real estate	5	63	0	146	0	68	0
Commercial real estate	254	73	1,681	786	887	327	1,639
Residential real estate	101	36	44	71	70	137	96
Home equity	572	185	274	419	187	757	616
Installment	61	48	94	351	82	109	130
Credit card	50	34	55	64	38	84	72
Total recoveries	1,334	679	2,633	2,464	1,783	2,013	3,508
Total net charge-offs	1,831	13,903	6,483	(401)	4,039	15,734	5,983
Ending allowance for loan and lease losses	$61,549	$56,722	$56,542	$57,715	$54,076	$61,549	$54,076

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.25%	1.95%	0.92%	(0.07)%	0.64%	1.09%	0.33%
Lease financing	0.00%	0.45%	0.00%	0.00%	0.00%	0.22%	0.00%
Construction real estate	0.00%	(0.05)%	0.00%	(0.10)%	0.00%	(0.03)%	0.00%
Commercial real estate	(0.02)%	0.12%	0.00%	0.01%	(0.08)%	0.05%	0.04%
Residential real estate	0.02%	0.02%	0.02%	0.03%	0.01%	0.02%	0.03%
Home equity	0.06%	0.14%	0.23%	(0.03)%	0.10%	0.10%	0.00%
Installment	0.08%	0.00%	0.27%	(1.22)%	0.55%	0.04%	0.22%
Credit card	1.92%	2.62%	2.76%	2.68%	5.54%	2.26%	3.67%
Total net charge-offs	0.08%	0.64%	0.29%	(0.02)%	0.18%	0.36%	0.16%

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

First Financial monitors its interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include implied market forward rate forecasts and various non-parallel yield curve twists.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 37% in its interest rate risk modeling as of June 30, 2019. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2019, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.45)%	3.98%	6.60%
NII-Year 2	(7.43)%	4.09%	6.82%
EVE	(5.01)%	2.75%	4.30%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of June 30, 2019. The projected results for NII and EVE reflected moderate asset sensitivity and recent trends in funding composition away from transactional deposits to longer term funding.  First Financial continues to manage its balance sheet with a bias toward neutrality or slight asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2019 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.89%	3.08%	7.48%	5.72%
NII-Year 2	4.99%	3.19%	7.69%	5.95%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2018 Annual Report.  There were no material changes to these accounting policies during the six months ended June 30, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the second quarter of 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that may yet be purchased Under the Plans
April 1 to April 30, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	0	0.00	N/A	N/A
May 1 to May 31, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	0	0.00	N/A	N/A
June 1 to June 30, 2019
Share repurchase program	0	$0.00	0	5,000,000
Stock Plans	0	0.00	N/A	N/A
Total
Share repurchase program	0	$0.00	0
Stock Plans	0	$0.00	N/A

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

(2)
First Financial has one previously announced stock repurchase plan under which it is authorized to purchase shares of its common stock.  The plan will continue for 24 months following its adoption by the Board of Directors and approval by regulatory authorities.  The table that follows provides additional information regarding this plan.

Approval Date	Total Shares Approved for Repurchase	Total Shares Repurchased Under the Plan	Expiration Date
1/8/2019	5,000,000	0	None

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
1.1
Agreement and Plan of Merger dated as of June 18, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub, LLC, Bannockburn Global Forex, LLC and Fortis Advisors, LLC, solely in its capacity as Member Representative (filed as Exhibit 1.1 to First Financial's Current Report on Form 8-K filed on June 19,2019, and incorporated herein by reference).

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

10.1
Letter Agreement data June 3, 2019, between Claude E. Davis and First Financial Bancorp (filed as Exhibit 10.2 to First Financial's Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	8/6/2019	Date	8/6/2019