Form 10-Q
period 2019-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2019-11-07
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2019

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 99,382,268 shares outstanding at November 6, 2019.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for loan and lease losses	FHLB	Federal Home Loan Bank
AOCI	Accumulated other comprehensive income	First Financial	First Financial Bancorp.
ASC	Accounting standards codification	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ASU	Accounting standards update	FRB	Federal Reserve Bank
Bank	First Financial Bank	GAAP	U.S. Generally Accepted Accounting Principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	HTM	Held-to-maturity
BGF or Bannockburn	Bannockburn Global Forex, LLC	Insignificant	Less than $0.1 million
Bp/bps	Basis point(s)	IRLC	Interest rate lock commitment
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PCA	Prompt corrective action
DDA	Demand deposit account	ROU	Right-of-use
ERM	Enterprise risk management	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	Topic 842	FASB ASC Topic 842, Leasing
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$242,482	$236,221
Interest-bearing deposits with other banks	39,669	37,738
Investment securities available-for-sale, at fair value (amortized cost $2,789,151 at September 30, 2019 and $2,792,326 at December 31, 2018)	2,850,502	2,779,255
Investment securities held-to-maturity (fair value $149,724 at September 30, 2019 and $424,118 at December 31, 2018)	148,778	429,328
Other investments	124,965	115,660
Loans held for sale	23,528	4,372
Loans and leases
Commercial & industrial	2,470,017	2,514,661
Lease financing	92,616	93,415
Construction real estate	515,960	548,935
Commercial real estate	4,015,908	3,754,681
Residential real estate	1,055,007	955,646
Home equity	776,885	817,282
Installment	88,275	93,212
Credit card	49,010	46,382
Total loans and leases	9,063,678	8,824,214
Less: Allowance for loan and lease losses	56,552	56,542
Net loans and leases	9,007,126	8,767,672
Premises and equipment	213,681	215,652
Goodwill	937,689	880,251
Other intangibles	79,506	40,805
Accrued interest and other assets	812,519	479,706
Total assets	$14,480,445	$13,986,660

Liabilities
Deposits
Interest-bearing demand	$2,316,301	$2,307,071
Savings	2,924,200	3,167,325
Time	2,308,617	2,173,564
Total interest-bearing deposits	7,549,118	7,647,960
Noninterest-bearing	2,534,739	2,492,434
Total deposits	10,083,857	10,140,394
Federal funds purchased and securities sold under agreements to repurchase	85,286	183,591
FHLB short-term borrowings	1,128,900	857,100
Total short-term borrowings	1,214,186	1,040,691
Long-term debt	498,778	570,739
Total borrowed funds	1,712,964	1,611,430
Accrued interest and other liabilities	422,311	156,587
Total liabilities	12,219,132	11,908,411

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2019 and 2018	1,639,333	1,633,256
Retained earnings	685,368	600,014
Accumulated other comprehensive income (loss)	15,450	(44,408)
Treasury stock, at cost, 4,186,975 shares in 2019 and 6,387,508 shares in 2018	(78,838)	(110,613)
Total shareholders' equity	2,261,313	2,078,249
Total liabilities and shareholders' equity	$14,480,445	$13,986,660

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Loans and leases, including fees	$126,786	$123,397	$376,207	$320,607
Investment securities
Taxable	22,180	21,801	70,031	56,315
Tax-exempt	4,457	3,807	13,051	9,532
Total interest on investment securities	26,637	25,608	83,082	65,847
Other earning assets	222	215	638	499
Total interest income	153,645	149,220	459,927	386,953
Interest expense
Deposits	20,151	14,672	60,006	39,764
Short-term borrowings	7,199	6,052	19,805	12,847
Long-term borrowings	4,760	5,011	14,764	11,066
Total interest expense	32,110	25,735	94,575	63,677
Net interest income	121,535	123,485	365,352	323,276
Provision for loan and lease losses	5,228	3,238	25,969	9,276
Net interest income after provision for loan and lease losses	116,307	120,247	339,383	314,000
Noninterest income
Service charges on deposit accounts	9,874	10,316	28,596	24,923
Trust and wealth management fees	3,718	3,728	11,731	11,379
Bankcard income	3,316	5,261	15,399	13,998
Client derivative fees	4,859	3,029	11,468	6,249
Foreign exchange income	1,708	0	1,725	0
Net gain from sales of loans	4,806	1,739	10,128	4,643
Net gain (loss) on sales/transfers of investment securities	105	(167)	(110)	(197)
Other	4,754	4,778	15,668	12,883
Total noninterest income	33,140	28,684	94,605	73,878
Noninterest expenses
Salaries and employee benefits	53,212	50,852	155,109	137,485
Net occupancy	5,509	6,765	17,735	17,893
Furniture and equipment	4,120	4,072	11,758	11,410
Data processing	5,774	4,502	15,885	22,478
Marketing	1,346	2,502	4,928	5,947
Communication	910	785	2,385	2,362
Professional services	4,771	2,621	9,062	10,478
State intangible tax	1,445	1,223	4,062	3,066
FDIC assessments	(1,097)	734	918	2,951
Intangible assets amortization	2,432	2,486	6,521	5,130
Other	7,804	8,873	20,740	21,258
Total noninterest expenses	86,226	85,415	249,103	240,458
Income before income taxes	63,221	63,516	184,885	147,420
Income tax expense	12,365	12,859	35,487	29,839
Net income	$50,856	$50,657	$149,398	$117,581
Net earnings per common share - basic	$0.52	$0.52	$1.52	$1.37
Net earnings per common share - diluted	$0.51	$0.51	$1.51	$1.36
Cash dividends declared per share	$0.23	$0.20	$0.67	$0.58
Average common shares outstanding - basic	98,517,025	97,411,201	98,177,802	85,602,116
Average common shares outstanding - diluted	99,077,723	98,484,228	98,723,173	86,639,927

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$50,856	$50,657	$149,398	$117,581
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	9,915	(10,185)	57,930	(28,993)
Change in retirement obligation	269	347	805	1,164
Unrealized gain (loss) on derivatives	73	99	217	414
Other comprehensive income (loss)	10,257	(9,739)	58,952	(27,415)
Comprehensive income	$61,113	$40,918	$208,350	$90,166

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2018	104,281,794	$1,632,572	$533,469	$(43,158)	(6,376,897)	$(109,946)	$2,012,937
Net income			50,657				50,657
Other comprehensive income (loss)				(9,739)			(9,739)
Cash dividends declared:
Common stock at $0.20 per share			(19,581)				(19,581)
Warrant exercises		(62)			3,623	62	0
Exercise of stock options, net of shares purchased		(7)			1,387	24	17
Restricted stock awards, net of forfeitures		(214)			4,619	(96)	(310)
Share-based compensation expense		1,539					1,539
Balance at September 30, 2018	104,281,794	$1,633,828	$564,545	$(52,897)	(6,367,268)	$(109,956)	$2,035,520
Balance at July 1, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189
Net income			50,856				50,856
Other comprehensive income (loss)				10,257			10,257
Cash dividends declared:
Common stock at $0.23 per share			(23,218)				(23,218)
Purchase of common stock					(1,143,494)	(27,372)	(27,372)
Common stock issued in connection with business combinations		13,658			2,601,823	47,276	60,934
Restricted stock awards, net of forfeitures		271			(11,200)	(309)	(38)
Share-based compensation expense		1,705					1,705
Balance at September 30, 2019	104,281,794	$1,639,333	$685,368	$15,450	(4,186,975)	$(78,838)	$2,261,313

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2018	68,730,731	$573,109	$491,847	$(20,390)	(6,661,644)	$(113,902)	$930,664
Impact of cumulative effect of adoption of new accounting principles			5,092	(5,092)			0
Net income			117,581				117,581
Other comprehensive income (loss)				(27,415)			(27,415)
Cash dividends declared:
Common stock at $0.58 per share			(49,975)				(49,975)
Common stock issued in connection with business combinations	35,551,063	1,045,876					1,045,876
Stock options and warrants acquired and converted in connection with business combinations		16,037					16,037
Warrant exercises		(984)			57,530	984	0
Exercise of stock options, net of shares purchased		(282)			32,941	566	284
Restricted stock awards, net of forfeitures		(4,913)			203,905	2,396	(2,517)
Share-based compensation expense		4,985					4,985
Balance at September 30, 2018	104,281,794	$1,633,828	$564,545	$(52,897)	(6,367,268)	$(109,956)	$2,035,520
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of adoption of new accounting principles			2,636	906			3,542
Net income			149,398				149,398
Other comprehensive income (loss)				58,952			58,952
Cash dividends declared:
Common stock at $0.67 per share			(66,680)				(66,680)
Purchase of common stock					(1,143,494)	(27,372)	(27,372)
Common stock issued in connection with business combinations		13,658			2,601,823	$47,276	60,934
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(5,954)			269,646	3,687	(2,267)
Share-based compensation expense		6,467					6,467
Balance at September 30, 2019	104,281,794	$1,639,333	$685,368	$15,450	(4,186,975)	$(78,838)	$2,261,313

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating activities
Net income	$149,398	$117,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	25,969	9,276
Depreciation and amortization	20,136	17,326
Stock-based compensation expense	6,467	4,985
Pension expense (income)	781	521
Net amortization (accretion) on investment securities	8,663	8,209
Net (gain) loss on sales of investment securities	110	197
Originations of loans held for sale	(269,271)	(113,142)
Net gains from sales of loans held for sale	(10,128)	(4,643)
Proceeds from sales of loans held for sale	260,243	112,904
Deferred income taxes	12,626	(349)
Amortization of operating leases	5,494	0
Payments for operating leases	(5,652)	0
Decrease (increase) cash surrender value of life insurance	(3,017)	(4,484)
Decrease (increase) in interest receivable	201	(4,264)
(Decrease) increase in interest payable	1,160	3,597
Decrease (increase) in other assets	(232,483)	1,875
(Decrease) increase in other liabilities	137,405	24,990
Net cash provided by (used in) operating activities	108,102	174,579

Investing activities
Proceeds from sales of securities available-for-sale	400,533	259,518
Proceeds from calls, paydowns and maturities of securities available-for-sale	401,586	271,597
Purchases of securities available-for-sale	(518,455)	(566,528)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	12,073	31,964
Purchases of securities held-to-maturity	0	(14,014)
Purchases of other investment securities	(11,620)	0
Net decrease (increase) in interest-bearing deposits with other banks	(1,931)	4,985
Net decrease (increase) in loans and leases	(267,320)	(45,783)
Proceeds from disposal of other real estate owned	1,207	3,138
Purchases of premises and equipment	(15,227)	(15,544)
Net cash acquired (paid) from business combinations	(51,663)	64,941
Net cash (paid) received for branch divestitures	118	(41,197)
Net cash provided by (used in) investing activities	(50,699)	(46,923)

Financing activities
Net (decrease) increase in total deposits	(56,419)	(406,450)
Net (decrease) increase in short-term borrowings	173,495	284,092
Payments on long-term debt	(74,454)	(52,274)
Proceeds from FHLB borrowings	0	150,000
Cash dividends paid on common stock	(66,482)	(60,670)
Treasury stock purchase	(27,372)	0
Proceeds from exercise of stock options	90	284
Net cash provided by (used in) financing activities	(51,142)	(85,018)

Cash and due from banks
Change in cash and due from banks	6,261	42,638
Cash and due from banks at beginning of period	236,221	150,650
Cash and due from banks at end of period	$242,482	$193,288

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$(39,140)	$3,341,999
Liabilities assumed	18,298	4,018,948
Goodwill	$57,438	$676,949
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Accounting Guidance Issued But Not Yet Adopted

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses
on Financial Instruments) which significantly changes how entities are required to measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This update will replace the current incurred loss approach for estimating credit losses with an expected loss model for instruments measured at amortized cost, including loans and leases. Expected credit losses are required to be based on amortized cost and reflect losses expected over the remaining contractual life of the asset. Management is expected to consider any available information relevant to assessing the collectibility of contractual cash flows, such as information about past events, current conditions, voluntary prepayments and reasonable and supportable forecasts, when developing expected credit loss estimates. This update also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL, including the disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

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
First Financial currently expects as of January 1, 2020 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of this update. First Financial has formed a cross-functional internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update.
The allowance model estimates losses over the expected life of the portfolio and includes a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. Based upon preliminary modeling results, management estimates that the reserve will increase to between 1.12% to 1.32% of total loans upon adoption of this ASU. The expected increase in the reserve is significantly impacted by the number of loans acquired in previous acquisitions. This estimate is subject to change based upon the continued review of the model, the finalization of internal controls ensuring model effectiveness, management’s judgment, as well as the current and forecasted macroeconomic conditions and the composition of the loan and lease portfolio at the time of adoption. Adoption of this ASU may also result in a more volatile provision for credit losses in future periods.
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

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2019, there were sales of $284.9 million of AFS securities with $1.2 million in gross realized gains and $1.1 million gross realized losses. For the three months ended September 30, 2018, proceeds on the sale of $43.3 million of AFS securities resulted in gross gains and losses of $0.3 million and $0.4 million, respectively.

For the nine months ended September 30, 2019, there were sales of $400.5 million of AFS securities with $1.9 million in gross realized gains and $1.8 million gross realized losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of

2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income. For the nine months ended September 30, 2018, proceeds on the sale of $259.5 million of AFS securities resulted in gross gains and losses of $0.3 million and $0.5 million. To align with post-merger investment strategies, during the second quarter of 2018 First Financial reclassified $367.9 million of HTM securities to AFS and sold certain securities.

The following is a summary of HTM and AFS investment securities as of September 30, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$1	$0	$100
Securities of U.S. government agencies and corporations	0	0	0	0	156	3	0	159
Mortgage-backed securities - residential	22,367	184	(41)	22,510	416,446	9,679	(103)	426,022
Mortgage-backed securities - commercial	104,586	1,105	(828)	104,863	440,457	6,929	(2,052)	445,334
Collateralized mortgage obligations	10,545	0	(118)	10,427	799,072	20,067	(208)	818,931
Obligations of state and other political subdivisions	11,280	705	(61)	11,924	588,634	25,140	(61)	613,713
Asset-backed securities	0	0	0	0	465,542	1,652	(1,107)	466,087
Other securities	0	0	0	0	78,745	1,654	(243)	80,156
Total	$148,778	$1,994	$(1,048)	$149,724	$2,789,151	$65,125	$(3,774)	$2,850,502

The following is a summary of HTM and AFS investment securities as of December 31, 2018:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(2)	$97
Securities of U.S. government agencies and corporations	0	0	0	0	32,095	57	(233)	31,919
Mortgage-backed securities - residential	25,565	0	(1,045)	24,520	565,071	691	(7,163)	558,599
Mortgage-backed securities - commercial	147,780	258	(4,385)	143,653	423,797	819	(3,581)	421,035
Collateralized mortgage obligations	12,540	0	(633)	11,907	928,586	4,319	(6,158)	926,747
Obligations of state and other political subdivisions	243,443	1,954	(1,359)	244,038	257,300	2,554	(1,429)	258,425
Asset-backed securities	0	0	0	0	511,430	611	(2,810)	509,231
Other securities	0	0	0	0	73,948	358	(1,104)	73,202
Total	$429,328	$2,212	$(7,422)	$424,118	$2,792,326	$9,409	$(22,480)	$2,779,255

The following table provides a summary of investment securities by contractual maturity as of September 30, 2019, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$8,694	$8,713
Due after one year through five years	0	0	48,276	49,127
Due after five years through ten years	4,321	4,830	147,357	152,333
Due after ten years	6,959	7,094	463,307	483,955
Mortgage-backed securities - residential	22,367	22,510	416,446	426,022
Mortgage-backed securities - commercial	104,586	104,863	440,457	445,334
Collateralized mortgage obligations	10,545	10,427	799,072	818,931
Asset-backed securities	0	0	465,542	466,087
Total	$148,778	$149,724	$2,789,151	$2,850,502

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. First Financial considers the percentage loss on a security, duration of the loss, average life or duration of the security, credit rating of the security and payment performance, as well as the Company's intent and ability to hold the security to maturity, when determining whether any impairment is other than temporary. At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2019 or December 31, 2018.

As of September 30, 2019, the Company's investment securities portfolio consisted of 1,284 securities, of which 119 were in an unrealized loss position. As of December 31, 2018, the Company's investment securities portfolio consisted of 1,417 securities, of which 504 were in an unrealized loss position.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	14,365	(45)	11,851	(99)	26,216	(144)
Mortgage-backed securities - commercial	52,281	(60)	89,681	(2,820)	141,962	(2,880)
Collateralized mortgage obligations	43,732	(107)	29,908	(219)	73,640	(326)
Obligations of state and other political subdivisions	14,202	(44)	6,714	(78)	20,916	(122)
Asset-backed securities	259,681	(824)	40,776	(283)	300,457	(1,107)
Other securities	4,160	(10)	5,525	(233)	9,685	(243)
Total	$388,421	$(1,090)	$184,455	$(3,732)	$572,876	$(4,822)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$97	$(2)	$97	$(2)
Securities of U.S. Government agencies and corporations	0	0	16,777	(233)	16,777	(233)
Mortgage-backed securities - residential	186,029	(935)	264,795	(7,273)	450,824	(8,208)
Mortgage-backed securities - commercial	147,754	(369)	232,363	(7,597)	380,117	(7,966)
Collateralized mortgage obligations	194,795	(1,546)	240,514	(5,245)	435,309	(6,791)
Obligations of state and other political subdivisions	62,805	(299)	86,644	(2,489)	149,449	(2,788)
Asset-backed securities	336,437	(2,312)	37,105	(498)	373,542	(2,810)
Other securities	33,752	(884)	4,570	(220)	38,322	(1,104)
Total	$961,572	$(6,345)	$882,865	$(23,557)	$1,844,437	$(29,902)

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

Special Mention - First Financial assigns a special mention rating to loans and leases with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan, lease or First Financial's credit position at some future date.

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

Commercial and consumer credit exposure by risk attribute was as follows:

	As of September 30, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,321,468	$515,955	$3,939,531	$88,866	$6,865,820
Special Mention	90,663	0	26,147	793	117,603
Substandard	57,886	5	50,230	2,957	111,078
Doubtful	0	0	0	0	0
Total	$2,470,017	$515,960	$4,015,908	$92,616	$7,094,501

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$1,038,874	$770,941	$88,171	$48,723	$1,946,709
Nonperforming	16,133	5,944	104	287	22,468
Total	$1,055,007	$776,885	$88,275	$49,010	$1,969,177

	As of December 31, 2018
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,432,834	$548,323	$3,664,434	$90,902	$6,736,493
Special Mention	24,594	603	38,653	0	63,850
Substandard	57,233	9	51,594	2,513	111,349
Doubtful	0	0	0	0	0
Total	$2,514,661	$548,935	$3,754,681	$93,415	$6,911,692

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$939,936	$811,108	$93,038	$46,382	$1,890,464
Nonperforming	15,710	6,174	174	0	22,058
Total	$955,646	$817,282	$93,212	$46,382	$1,912,522

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$9,709	$358	$4,268	$14,335	$2,452,565	$2,466,900	$3,117	$2,470,017	$0
Lease financing	1,782	0	0	1,782	90,834	92,616	0	92,616	0
Construction real estate	0	0	0	0	515,935	515,935	25	515,960	0
Commercial real estate	637	1,267	11,298	13,202	3,961,547	3,974,749	41,159	4,015,908	0
Residential real estate	809	2,784	5,682	9,275	1,016,632	1,025,907	29,100	1,055,007	0
Home equity	2,426	1,308	2,881	6,615	767,525	774,140	2,745	776,885	0
Installment	240	29	71	340	87,638	87,978	297	88,275	0
Credit card	286	185	175	646	48,364	49,010	0	49,010	287
Total	$15,889	$5,931	$24,375	$46,195	$8,941,040	$8,987,235	$76,443	$9,063,678	$287

	As of December 31, 2018
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$13,369	$41	$7,423	$20,833	$2,488,450	$2,509,283	$5,378	$2,514,661	$0
Lease financing	352	0	0	352	93,063	93,415	0	93,415	0
Construction real estate	0	0	0	0	548,687	548,687	248	548,935	0
Commercial real estate	6,279	1,158	12,644	20,081	3,682,455	3,702,536	52,145	3,754,681	0
Residential real estate	11,060	2,976	4,535	18,571	902,404	920,975	34,671	955,646	0
Home equity	5,245	1,228	2,578	9,051	804,835	813,886	3,396	817,282	0
Installment	420	37	145	602	92,128	92,730	482	93,212	0
Credit card	541	96	63	700	45,682	46,382	0	46,382	63
Total	$37,266	$5,536	$27,388	$70,190	$8,657,704	$8,727,894	$96,320	$8,824,214	$63

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 170 TDRs totaling $40.0 million at September 30, 2019, including $18.5 million on accrual status and $21.5 million classified as nonaccrual. First Financial had $2.9 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $0.7 million related to TDRs at September 30, 2019. Additionally, as of September 30, 2019, $6.3 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2019 and 2018:

	Three months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	2	$2,482	$2,521	0	$0	$0
Construction real estate	0	0	0	0	0	0
Commercial real estate	2	1,659	1,658	0	0	0
Residential real estate	5	478	455	1	148	143
Home equity	1	35	36	1	10	10
Installment	1	30	29	0	0	0
Total	11	$4,684	$4,699	2	$158	$153

	Nine months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	8	$25,009	$25,071	12	$7,149	$7,096
Construction real estate	0	0	0	0	0	0
Commercial real estate	9	3,024	2,932	6	2,119	2,088
Residential real estate	22	2,944	2,626	4	442	437
Home equity	13	358	330	1	10	10
Installment	1	30	29	0	0	0
Total	53	$31,365	$30,988	23	$9,720	$9,631

For TDRs identified during the three and nine months ended September 30, 2019, there were $2.3 million of chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three months ended September 30, 2018, there were $0.7 million of chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the nine months ended September 30, 2018, there were $0.8 million of chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Extended maturities	$0	$143	$2,877	$3,031
Adjusted interest rates	0	0	5,284	52
Combination of rate and maturity changes	0	0	508	0
Forbearance	4,349	0	19,984	6,199
Other (1)	350	10	2,335	349
Total	$4,699	$153	$30,988	$9,631
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are 90 days or more past due on any principal or interest payments are considered to be in default of the terms of the TDR agreement.

For the three months ended September 30, 2019, there was one TDR for $0.1 million for which there was a payment default during the period that occurred within twelve months of the loan modification. For the nine months ended September 30, 2019, there were three TDR relationships totaling $7.0 million, for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the three months ended September 30, 2018, there were no TDRs for which there was a payment default during the period that occurred within twelve months of the loan modification. For the nine month period ended September 30, 2018, there was one TDR, insignificant in amount, for which there was a payment default during the period that occurred within twelve months of the loan modification.

Impaired Loans. Loans classified as nonaccrual and loans modified as TDRs are considered impaired. The following table provides information on impaired loans, excluding purchased impaired loans:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Impaired loans
Nonaccrual loans (1)
Commercial & industrial	$28,358	$30,925
Lease financing	284	22
Construction real estate	5	9
Commercial real estate	14,889	20,500
Residential real estate	11,655	13,495
Home equity	5,427	5,580
Installment	75	169
Nonaccrual loans	60,693	70,700
Accruing troubled debt restructurings	18,450	16,109
Total impaired loans	$79,143	$86,809
(1) Nonaccrual loans include nonaccrual TDRs of $21.5 million and $22.4 million as of September 30, 2019 and December 31, 2018, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income effect on impaired loans
Gross amount of interest that would have been recorded under original terms	$1,568	$1,192	$4,648	$3,126
Interest included in income
Nonaccrual loans	336	169	863	395
Troubled debt restructurings	184	187	689	500
Total interest included in income	520	356	1,552	895
Net impact on interest income	$1,048	$836	$3,096	$2,231

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

First Financial's investment in impaired loans was as follows:

	As of September 30, 2019			As of December 31, 2018
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$36,705	$57,623	$0	$36,694	$42,561	$0
Lease financing	0	0	0	22	22	0
Construction real estate	5	24	0	9	26	0
Commercial real estate	18,653	24,744	0	23,513	31,375	0
Residential real estate	15,838	18,421	0	17,297	19,975	0
Home equity	5,944	6,793	0	6,351	7,461	0
Installment	104	241	0	174	563	0
Total	77,249	107,846	0	84,060	101,983	0

Loans with an allowance recorded
Commercial & industrial	212	212	91	939	939	667
Lease financing	284	284	43	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	1,103	2,465	127	1,509	1,509	461
Residential real estate	295	295	18	301	301	32
Home equity	0	0	0	0	0	0
Installment	0	0	0	0	0	0
Total	1,894	3,256	279	2,749	2,749	1,160

Total
Commercial & industrial	36,917	57,835	91	37,633	43,500	667
Lease financing	284	284	43	22	22	0
Construction real estate	5	24	0	9	26	0
Commercial real estate	19,756	27,209	127	25,022	32,884	461
Residential real estate	16,133	18,716	18	17,598	20,276	32
Home equity	5,944	6,793	0	6,351	7,461	0
Installment	104	241	0	174	563	0
Total	$79,143	$111,102	$279	$86,809	$104,732	$1,160

First Financial's average impaired loans and interest income recognized by class were as follows:

	Three months ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$37,835	$316	$10,033	$63
Lease financing	148	0	0	0
Construction real estate	6	0	17	0
Commercial real estate	18,703	94	28,689	136
Residential real estate	15,388	74	13,247	86
Home equity	5,594	29	6,463	31
Installment	150	0	318	1
Total	77,824	513	58,767	317

Loans with an allowance recorded
Commercial & industrial	4,316	1	1,578	28
Lease financing	142	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,010	4	1,012	3
Residential real estate	668	2	1,036	7
Home equity	0	0	100	1
Installment	0	0	0	0
Total	6,136	7	3,726	39

Total
Commercial & industrial	42,151	317	11,611	91
Lease financing	290	0	0	0
Construction real estate	6	0	17	0
Commercial real estate	19,713	98	29,701	139
Residential real estate	16,056	76	14,283	93
Home equity	5,594	29	6,563	32
Installment	150	0	318	1
Total	$83,960	$520	$62,493	$356

	Nine months ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$35,626	$807	$8,950	$162
Lease financing	155	0	21	0
Construction real estate	7	0	22	2
Commercial real estate	20,907	295	25,044	375
Residential real estate	16,177	229	9,875	209
Home equity	5,941	95	5,339	78
Installment	162	2	299	2
Total	78,975	1,428	49,550	828

Loans with an allowance recorded
Commercial & industrial	3,213	87	891	34
Lease financing	71	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,507	27	1,376	9
Residential real estate	484	10	1,043	21
Home equity	0	0	100	3
Installment	0	0	0	0
Total	5,275	124	3,410	67

Total
Commercial & industrial	38,839	894	9,841	196
Lease financing	226	0	21	0
Construction real estate	7	0	22	2
Commercial real estate	22,414	322	26,420	384
Residential real estate	16,661	239	10,918	230
Home equity	5,941	95	5,439	81
Installment	162	2	299	2
Total	$84,250	$1,552	$52,960	$895

Lease financing. The Company prospectively applied FASB ASC Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first nine months of 2019 related to the implementation of FASB ASC Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,421	$1,853	$1,401	$2,781
Additions
Commercial & industrial	217	79	353	1,269
Residential real estate	104	739	1,376	1,723
Total additions	321	818	1,729	2,992
Disposals
Commercial & industrial	(228)	(181)	(498)	(2,611)
Residential real estate	(325)	(117)	(709)	(527)
Total disposals	(553)	(298)	(1,207)	(3,138)
Valuation adjustment
Commercial & industrial	(56)	(258)	(111)	(355)
Residential real estate	480	(197)	(199)	(362)
Total valuation adjustment	424	(455)	(310)	(717)
Balance at end of period	$1,613	$1,918	$1,613	$1,918

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

The ALLL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral.

Changes in the ALLL by loan category were as follows:

	Three months ended September 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549
Provision for loan and lease losses	2,654	(388)	(152)	1,684	702	68	(2)	662	5,228
Gross charge-offs	(9,556)	0	0	(535)	(278)	(627)	(65)	(598)	(11,659)
Recoveries	556	0	0	347	64	335	93	39	1,434
Total net charge-offs	(9,000)	0	0	(188)	(214)	(292)	28	(559)	(10,225)
Ending allowance for loan and lease losses	$18,240	$1,005	$2,767	$21,853	$5,496	$5,083	$421	$1,687	$56,552

	Three months ended September 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home Equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,528	$797	$3,985	$20,511	$4,668	$4,801	$290	$1,496	$54,076
Provision for loan and lease losses	2,035	287	(114)	959	50	63	(288)	246	3,238
Loans charged off	(232)	0	0	(902)	(145)	(351)	(43)	(390)	(2,063)
Recoveries	627	0	146	786	71	419	351	64	2,464
Total net charge-offs	395	0	146	(116)	(74)	68	308	(326)	401
Ending allowance for loan and lease losses	$19,958	$1,084	$4,017	$21,354	$4,644	$4,932	$310	$1,416	$57,715

	Nine months ended September 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for loan and lease losses	22,164	(25)	(714)	1,966	841	427	49	1,261	25,969
Loans charged off	(23,757)	(100)	0	(1,835)	(510)	(1,784)	(192)	(1,228)	(29,406)
Recoveries	1,087	0	68	674	201	1,092	202	123	3,447
Total net charge-offs	(22,670)	(100)	68	(1,161)	(309)	(692)	10	(1,105)	(25,959)
Ending allowance for loan and lease losses	$18,240	$1,005	$2,767	$21,853	$5,496	$5,083	$421	$1,687	$56,552

	Nine months ended September 30, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Allowance for loan and lease losses:
Balance at beginning of period	$17,598	$675	$3,577	$20,930	$4,683	$4,935	$307	$1,316	$54,021
Provision for loan and lease losses	6,252	408	294	1,155	136	(60)	(201)	1,292	9,276
Loans charged off	(5,473)	0	0	(3,156)	(342)	(978)	(277)	(1,328)	(11,554)
Recoveries	1,581	1	146	2,425	167	1,035	481	136	5,972
Total net charge-offs	(3,892)	1	146	(731)	(175)	57	204	(1,192)	(5,582)
Ending allowance for loan and lease losses	$19,958	$1,084	$4,017	$21,354	$4,644	$4,932	$310	$1,416	$57,715

	As of September 30, 2019
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$91	$43	$0	$127	$18	$0	$0	$0	$279
Collectively evaluated for impairment	18,149	962	2,767	21,726	5,478	5,083	421	1,687	56,273
Ending allowance for loan and lease losses	$18,240	$1,005	$2,767	$21,853	$5,496	$5,083	$421	$1,687	$56,552

Loans
Individually evaluated for impairment	$36,917	$284	$5	$19,756	$16,133	$5,944	$104	$0	$79,143
Collectively evaluated for impairment	2,433,100	92,332	515,955	3,996,152	1,038,874	770,941	88,171	49,010	8,984,535
Total loans	$2,470,017	$92,616	$515,960	$4,015,908	$1,055,007	$776,885	$88,275	$49,010	$9,063,678

	As of December 31, 2018
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction	Commercial	Residential	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$667	$0	$0	$461	$32	$0	$0	$0	$1,160
Collectively evaluated for impairment	18,079	1,130	3,413	20,587	4,932	5,348	362	1,531	55,382
Ending allowance for loan and lease losses	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542

Loans
Individually evaluated for impairment	$37,633	$22	$9	$25,022	$17,598	$6,351	$174	$0	$86,809
Collectively evaluated for impairment	2,477,028	93,393	548,926	3,729,659	938,048	810,931	93,038	46,382	8,737,405
Total loans	$2,514,661	$93,415	$548,935	$3,754,681	$955,646	$817,282	$93,212	$46,382	$8,824,214

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance at beginning of year	$880,251	$204,084
Goodwill resulting from business combinations	57,438	676,167
Balance at end of period	$937,689	$880,251

During the third quarter of 2019, First Financial recorded $58.0 million of additions to goodwill resulting from the Bannockburn acquisition. During 2018, First Financial recorded additions to goodwill of $676.2 million resulting from the merger with MSFG, and First Financial recorded its final adjustments to goodwill related to the MSFG merger in the first quarter of 2019. For further detail on the merger with MSFG or the acquisition of Bannockburn, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  First Financial performed its most recent annual impairment test as of October 1, 2018 and no impairment was indicated.  As of September 30, 2019, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 8.2 years.

First Financial recorded a $39.4 million customer list intangible asset in conjunction with the Bannockburn merger to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship with First Financial. The customer list intangible asset is amortized on a straight-line basis over its estimated useful life of 11 years.

Other miscellaneous intangibles include purchase commissions, non-compete agreements and trade name intangibles. Other intangible assets are included in Other intangibles in the Consolidated Balance Sheets.

Amortization expense recognized on intangible assets for the three months ended September 30, 2019 and 2018 was $2.4 million and $2.5 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2019 and 2018 was $6.5 million and $5.1 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Amortized intangible assets
Core deposit intangibles	$51,031	$(19,200)	$54,357	$(16,500)
Customer list	39,420	(299)	0	0
Other	10,093	(1,539)	3,763	(815)
Total	$100,544	$(21,038)	$58,120	$(17,315)

NOTE 7:  LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. First Financial is primarily the lessee in its leasing agreements, and substantially all of those agreements are for real estate property for branches, ATM locations and office space.

On January 1, 2019, the Company adopted Topic 842 and all subsequent modifications. For First Financial, this adoption primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. Substantially all of the Company's leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheets.

The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheet and was $61.5 million at September 30, 2019. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $67.0 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at September 30, 2019.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate was based upon the remaining lease term as of that date.

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

The components of lease expense were as follows:

	Three months ended	Nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$1,846	$5,494
Short-term lease cost	14	15
Variable lease cost	688	1,918
Total operating lease cost	$2,548	$7,427

Future minimum commitments due under these lease agreements as of September 30, 2019 are as follows:

(dollars in thousands)	Operating leases
2019 (remaining three months)	$1,936
2020	7,664
2021	7,253
2022	6,744
2023	6,726
Thereafter	57,993
Total lease payments	88,316
Less imputed interest	21,291
Total	$67,025

The lease term and discount rate at September 30, 2019 were as follows:

Operating leases
Weighted-average remaining lease term	15.6 years
Weighted-average discount rate	3.43%

Supplemental cash information at September 30, 2019 related to leases was as follows:

Nine months ended
(dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,652
ROU assets obtained in exchange for lease obligations
Operating leases	65,520

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$7,883
Collateralized mortgage obligations	77,403
Total	$85,286

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $85.4 million and $85.5 million as of September 30, 2019 and December 31, 2018, respectively.

First Financial had no federal funds purchased at September 30, 2019 and $99.0 million as of December 31, 2018. The Company also had $1.1 billion in short-term borrowings with the FHLB at September 30, 2019 and $857.1 million as of

December 31, 2018. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures in September 2020. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2019 and December 31, 2018.

First Financial had $498.8 million and $570.7 million of long-term debt as of September 30, 2019 and December 31, 2018, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FHLB borrowings	$326,969	2.05%	$400,599	2.08%
Subordinated notes	170,863	5.04%	170,550	5.28%
Unamortized debt issuance costs	(1,052)	N/A	(1,185)	N/A
Lease liability	1,223	4.48%	0	0.00%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$498,778	3.08%	$570,739	3.04%

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

In addition to subordinated notes, long-term debt included $327.0 million and $400.6 million of fixed rate FHLB long-term advances as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, long-term FHLB advances had a weighted average interest rate of 2.05% These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$12,719	$105	$12,614	$(2,699)	$9,915	$37,320	$9,915	$47,235
Unrealized gain (loss) on derivatives	94	0	94	(21)	73	(73)	73	0
Retirement obligation	0	(347)	347	(78)	269	(32,054)	269	(31,785)
Total	$12,813	$(242)	$13,055	$(2,798)	$10,257	$5,193	$10,257	$15,450

	Three months ended September 30, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(13,138)	$(167)	$(12,971)	$2,786	$(10,185)	$(19,179)	$(10,185)	$(29,364)
Unrealized gain (loss) on derivatives	130	0	130	(31)	99	(386)	99	(287)
Retirement obligation	0	(452)	452	(105)	347	(23,593)	347	(23,246)
Total	$(13,008)	$(619)	$(12,389)	$2,650	$(9,739)	$(43,158)	$(9,739)	$(52,897)

	Nine months ended September 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$73,588	$(110)	$73,698	$(15,768)	$57,930	$(11,601)	$57,930	$906	$47,235
Unrealized gain (loss) on derivatives	281	0	281	(64)	217	(217)	217	0	0
Retirement obligation	0	(1,042)	1,042	(237)	805	(32,590)	805	0	(31,785)
Total	$73,869	$(1,152)	$75,021	$(16,069)	$58,952	$(44,408)	$58,952	$906	$15,450

	Nine months ended September 30, 2018
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$(37,130)	$(197)	$(36,933)	$7,940	$(28,993)	$(182)	$(28,993)	$(189)	$(29,364)
Unrealized gain (loss) on derivatives	535	0	535	(121)	414	(577)	414	(124)	(287)
Retirement obligation	0	(1,323)	1,323	(159)	1,164	(19,631)	1,164	(4,779)	(23,246)
Total	$(36,595)	$(1,520)	$(35,075)	$7,660	$(27,415)	$(20,390)	$(27,415)	$(5,092)	$(52,897)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2019 and 2018, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$105	$(167)	$(110)	$(197)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	104	104	310	310	Other noninterest expense
Recognized net actuarial loss (1)	(451)	(556)	(1,352)	(1,633)	Other noninterest expense
Defined benefit pension plan total	(347)	(452)	(1,042)	(1,323)
Total reclassifications for the period, before tax	$(242)	$(619)	$(1,152)	$(1,520)
(1) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 10:  DERIVATIVES

First Financial uses certain derivative instruments, including interest rate caps, floors, swaps and foreign exchange contracts to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions.  First Financial does not use derivatives for speculative purposes.

First Financial primarily utilizes interest rate and currency exchange swaps as a means to offer borrowers credit-based and currency exchange products that meet their operating needs. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. Interest rate payments are exchanged with counterparties based on the notional amount established in the interest rate agreement. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments.

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

At September 30, 2019, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $1.8 billion, spread among seventeen counterparties, with an estimated fair value of $92.1 million. At December 31, 2018, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $1.4 billion, spread among thirteen counterparties, with an estimated fair value of $4.9 million.

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

Foreign Exchange Contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At September 30, 2019, the Company had total counterparty notional amount outstanding of $1.8 billion spread among four counterparties, with an estimated fair value of $7.5 million at September 30, 2019.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties. First Financial classifies the foreign exchange derivative collateral outstanding with its counterparties as an adjustment to the fair value of the foreign exchange derivative contracts within Accrued interest and other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		September 30, 2019			December 31, 2018
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$1,790,433	$95,465	$(3,067)	$1,359,990	$17,402	$(11,787)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	1,790,433	3,067	(95,495)	1,359,990	11,787	(17,401)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	1,791,955	28,516	(21,023)	0	0	0
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	1,791,955	21,023	(28,516)	0	0	0
Total		$7,164,776	$148,071	$(148,101)	$2,719,980	$29,189	$(29,188)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contacts recognized in the Consolidated Balance Sheets:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$98,562	$(196,270)	$(97,708)	$29,189	$(14,577)	$14,612
Foreign exchange contracts with counterparty	49,539	(52,139)	(2,600)	0	0	0
Total	$148,101	$(248,409)	$(100,308)	$29,189	$(14,577)	$14,612

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2019:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$1,790,433	6.1	$92,398
Pay fixed, matched interest rate swaps with counterparty	1,790,433	6.1	(92,428)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$1,791,955	0.5	7,493
Foreign exchange contracts-receive USD	$1,791,955	0.5	(7,493)
Total client derivatives	$7,164,776	3.3	$(30)

Credit Derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $185.6 million as of September 30, 2019 and $138.4 million as of December 31, 2018. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.3 million at September 30, 2019 and $0.1 million at December 31, 2018.

Mortgage Derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2019, the notional amount of the IRLCs was $53.0 million and the notional amount of forward commitments was $53.0 million. As of December 31, 2018, the notional amount of IRLCs was $20.8 million and the notional amount of forward commitments was $12.3 million. The fair value of these agreements was a loss of $0.2 million at September 30, 2019 and was insignificant at December 31, 2018 and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amounts of those instruments. First Financial utilizes the ALLL methodology to maintain a reserve that it considers sufficient to absorb probable incurred losses incurred in letters of credit and outstanding loan commitments. First Financial had $0.4 million and $0.7 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.2 billion and $3.0 billion at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, loan commitments with a fixed interest rate totaled $129.0 million while commitments with variable interest rates totaled $3.0 billion. At December 31, 2018, loan commitments with a fixed interest rate totaled $174.0 million while commitments with variable interest rates totaled $2.9 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from less than 1 year to 30 years for both September 30, 2019 and December 31, 2018.

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.0 million and $32.7 million at September 30, 2019 and December 31, 2018, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are an indirect federal subsidy that provide tax incentives to encourage investment in the acquisition, development, and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets.

First Financial's affordable housing commitments totaled $36.3 million and $39.4 million as of September 30, 2019 and December 31, 2018, respectively. The Company recognized tax credits of $1.6 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively and $4.8 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized amortization expense which was included in income tax expense of $1.6 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively and $5.4 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2019 or December 31, 2018.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.7 million at September 30, 2019 and $3.9 million at December 31, 2018. The maximum exposure to loss related to these investments was $3.7 million at September 30, 2019 and $3.9 million at December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in insignificant tax credits for the three month period ended September 30, 2019 and $0.1 million for the three month period ended September 30, 2018, and $0.1 million and $0.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2019. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2019 or December 31, 2018.

NOTE 12:  INCOME TAXES

For the third quarter 2019, income tax expense was $12.4 million, resulting in an effective tax rate of 19.6% compared with income tax expense of $12.9 million and an effective income tax rate of 20.2% for the comparable period in 2018. For the first nine months of 2019, income tax expense was $35.5 million, resulting in an effective tax rate of 19.2% compared with income tax expense of $29.8 million and an effective tax rate of 20.2% for the comparable period in 2018. The decrease in the effective tax rate is primarily due to favorable resolution of an uncertain state tax position, favorable tax reform guidance related to the treatment of acquired BOLI and stock compensation activity, which was partially offset by an increase in non-deductible executive compensation.

At September 30, 2019 and December 31, 2018, First Financial had $2.4 million and $2.9 million, respectively, of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2019 and December 31, 2018, the Company had no interest or penalties recorded.

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

NOTE 13:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan which covers substantially all employees and uses a December 31 measurement date for the plan. Plan assets are primarily invested in fixed income and publicly traded equity mutual funds. The pension plan does not directly own any shares of First Financial common stock or any other First Financial security or product.

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2019, or the year ended December 31, 2018, and does not expect to make cash contributions to the plan through the remainder of 2019.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$1,649	$1,736	$4,944	$4,766
Interest cost	694	601	2,083	1,792
Expected return on assets	(2,429)	(2,450)	(7,288)	(7,360)
Amortization of prior service cost	(104)	(104)	(310)	(310)
Net actuarial loss	451	556	1,352	1,633
Net periodic benefit cost (income)	$261	$339	$781	$521

NOTE 14:  REVENUE RECOGNITION

The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The Company's services that fall within the scope of ASU 2019-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, gain/loss on the sale of OREO and investment brokerage fees.

Service charges on deposit accounts. The Company earns revenues from its deposit customers for transaction-based fees, account maintenance fees and overdraft fees. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's deposit account.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2019 was $6.3 million, which was partially offset by $3.0 million of expenses within Noninterest income. Gross interchange income for the third quarter of 2018 was $8.6 million, which was partially offset by $3.4 million of expenses. Gross interchange income for the first nine months of 2019 was $24.2 million, which was partially offset by $8.8 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2018 was $22.1 million, which was partially offset by $8.1 million of expenses.

Other. Other noninterest income consists of other recurring revenue streams such as transaction fees, safe deposit rental income, insurance commissions, merchant referral income, gain (loss) on sale of OREO and brokerage revenue. Transaction fees primarily include check printing sales commissions, collection fees and wire transfer fees which arise from in-branch transactions. Safe deposit rental income arises from fees charged to the customer on an annual basis and recognized upon receipt of payment. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by First Financial to the service provider. Revenue is recognized at the point in time when the transaction occurs.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income available to common shareholders	$50,856	$50,657	$149,398	$117,581

Denominator
Weighted average shares outstanding for basic earnings per common share	98,517,025	97,411,201	98,177,802	85,602,116
Effect of dilutive securities
Employee stock awards	560,698	536,760	545,371	515,566
Warrants	0	536,267	0	522,245
Adjusted weighted average shares for diluted earnings per common share	99,077,723	98,484,228	98,723,173	86,639,927

Earnings per share available to common shareholders
Basic	$0.52	$0.52	$1.52	$1.37
Diluted	$0.51	$0.51	$1.51	$1.36

First Financial had no warrants outstanding to purchase the Company's common stock as of September 30, 2019. Warrants acquired in the MSFG merger were outstanding as of December 31, 2018 and were exercised in January 2019. At September 30, 2018, First Financial had warrants outstanding representing the right to purchase 17,172 shares of common stock at an exercise price of $12.09 per share.

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2019 and September 30, 2018.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2019
Financial assets
Cash and short-term investments	$282,151	$282,151	$282,151	$0	$0
Investment securities held-to-maturity	148,778	149,724	0	149,724	0
Other investments	124,965	N/A	N/A	N/A	N/A
Loans held for sale	23,528	23,528	0	23,528	0
Loans and leases	9,007,126	8,918,940	0	0	8,918,940
Accrued interest receivable	41,321	41,321	0	12,653	28,668

Financial liabilities
Deposits	10,083,857	10,083,186	0	10,083,186	0
Short-term borrowings	1,214,186	1,214,186	1,214,186	0	0
Long-term debt	498,778	501,174	0	501,174	0
Accrued interest payable	13,287	13,287	3,179	10,108	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2018
Financial assets
Cash and short-term investments	$273,959	$273,959	$273,959	$0	$0
Investment securities held-to-maturity	429,328	424,118	0	424,118	0
Other investments	115,660	N/A	N/A	N/A	N/A
Loans held for sale	4,372	4,372	0	4,372	0
Loans and leases	8,767,672	8,662,868	0	0	8,662,868
Accrued interest receivable	41,816	41,816	0	13,819	27,997

Financial liabilities
Deposits	10,140,394	10,113,475	0	10,113,475	0
Short-term borrowings	1,040,691	1,040,691	1,040,691	0	0
Long-term debt	570,739	557,933	0	557,933	0
Accrued interest payable	12,126	12,126	2,035	10,091	0

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps and foreign exchange contracts at the reporting date, using primarily observable market inputs such as interest rate yield curves which represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes an internally-developed model to value the credit risk component of derivative assets and liabilities, which is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2019
Assets
Investment securities available-for-sale	$100	$2,840,539	$9,863	$2,850,502
Interest rate derivative contracts	0	98,645	0	98,645
Foreign exchange derivative contracts	0	49,539	0	49,539
Total	$100	$2,988,723	$9,863	$2,998,686

Liabilities
Interest rate derivative contracts	$0	$99,012	$0	$99,012
Foreign exchange derivative contracts	0	49,539	0	49,539
Total	$0	$148,551	$0	$148,551

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2018
Assets
Investment securities available-for-sale	$97	$2,764,443	$14,715	$2,779,255
Derivatives	0	29,543	0	29,543
Total	$97	$2,793,986	$14,715	$2,808,798

Liabilities
Derivatives	$0	$29,336	$0	$29,336

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019. No AFS securities were measured at fair value on a recurring basis for the three or nine months ended September 30, 2018.

	Three months ended	Nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2019
Beginning balance	$12,798	$14,715
Accretion (amortization)	5	(557)
Increase (decrease) in fair value	0	33
Settlements	(2,940)	(4,328)
Ending balance	$9,863	$9,863

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2019
Assets
Impaired loans	$0	$0	$1,097
OREO	0	0	1,157

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2018
Assets
Impaired loans	$0	$0	$1,320
OREO	0	0	1,089

NOTE 17:  BUSINESS COMBINATIONS

In August, 2019, the Company completed the acquisition of Bannockburn Global Forex, LLC. Pursuant to the acquisition agreement, First Financial agreed to acquire all of the issued and outstanding membership interests of BGF for aggregate consideration of approximately $114.6 million consisting of $53.7 million in cash and $60.9 million of First Financial common stock. BGF was a privately held capital markets trading firm specializing in foreign currency advisory, hedge analytics, and transaction processing for closely held enterprises.  Upon completion of the transaction, Bannockburn became a division of the Bank, but continues to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry.

The Bannockburn transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $74.9 million and $18.3 million, respectively, and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.  The measurement period ends in August 2020. Goodwill arising from the BGF acquisition was $58.0 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

On April 1, 2018, the Company completed its acquisition of MainSource Financial Group, Inc. and its banking subsidiary, MainSource Bank. Results of MSFG have been included in the Company's results of operations beginning on April 1, 2018. Under the terms of the merger agreement, shareholders of MSFG received 1.3875 common shares of First Financial common stock for each share of MSFG common stock, with cash paid in lieu of fractional shares. Including outstanding options and warrants to purchase MSFG common stock, the total purchase consideration was $1.1 billion and resulted in goodwill of $675.6 million. The goodwill arising from the acquisition largely reflected synergies and cost savings resulting from combining the operations of the companies. First Financial incurred merger related expenses related to the acquisition of MSFG of $3.2 million for the first nine months of 2019 and $37.8 million during the year ended December 31, 2018.

The MSFG acquisition provides additional revenue growth and diversification. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. For further detail, see Note 6 – Goodwill and Other Intangible Assets.

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

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date as the Company believes that all contractual cash flows will be collected. The fair value adjustments were determined using discounted cash flows. In conjunction with the MSFG merger, First Financial acquired loans with a fair value and gross contractual amounts receivable of $2.8 billion and $2.9 billion, respectively, on the date of acquisition.

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

SUMMARY

First Financial Bancorp. is a $14.5 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois.  These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 145 full service banking centers as of September 30, 2019. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth management had $2.9 billion in assets under management as of September 30, 2019 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial aims to develop a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment its existing business.

BUSINESS COMBINATIONS

In August 2019, the Company acquired Bannockburn Global Forex, LLC, an industry-leading capital markets firm. The Cincinnati-based company provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Bannockburn became a division of the Bank and will continue to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry. The total purchase consideration was $114.6 million, and under the terms of the agreement, partners of Bannockburn received an aggregate of $53.7 million in cash and $60.9 million in First Financial common stock. The transaction resulted in First Financial recording $58.0 million of goodwill on the Consolidated Balance Sheet, which reflects the business’s high growth potential, and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.

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

The Bannockburn and MainSource transactions were accounted for using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations.

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of these transactions.

OVERVIEW OF OPERATIONS

Third quarter 2019 net income was $50.9 million and earnings per diluted common share were $0.51. This compares with third quarter 2018 net income of $50.7 million and earnings per diluted common share of $0.51. For the nine months ended
September 30, 2019, net income was $149.4 million and earnings per diluted common share were $1.51. This compares with net income of $117.6 million and earnings per diluted common share of $1.36 for the first nine months of 2018.

Return on average assets for the third quarter 2019 was 1.41% compared to 1.45% for the same period in 2018, and return on average shareholders’ equity for the third quarter 2019 was 9.13% compared to 9.94% for the third quarter 2018. Return on average assets for the nine months ended September 30, 2019 was 1.41% compared to 1.29% for the same period in 2018, and return on average shareholders' equity was 9.29% and 9.50% for the first nine months of 2019 and 2018, respectively.

A discussion of First Financial's operating results for the three and nine months ended September 30, 2019 follows.

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

For analytical purposes, net interest income is also presented in the table that follows, adjusted to a tax equivalent basis assuming a 21% marginal tax rate. Net interest income is presented on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net interest income	$121,535	$123,485	$365,352	$323,276
Tax equivalent adjustment	1,759	1,567	4,698	3,705
Net interest income - tax equivalent	$123,294	$125,052	$370,050	$326,981

Average earning assets	$12,343,327	$12,056,627	$12,267,988	$10,769,363

Net interest margin (1)	3.91%	4.06%	3.98%	4.01%
Net interest margin (fully tax equivalent) (1)	3.96%	4.12%	4.03%	4.06%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2019 was $121.5 million, a decrease of $2.0 million, or 1.6%, from third quarter 2018 net interest income of $123.5 million.  This change was primarily driven by a $6.4 million, or 24.8%, increase in interest expense, partially offset by a $4.4 million, or 3.0%, increase in interest income.  Net interest income on a fully tax equivalent basis for the third quarter 2019 was $123.3 million compared to $125.1 million for the third quarter 2018. Net interest income on a fully tax equivalent basis was $370.1 million for the nine months ended September 30, 2019, which represented a $43.1 million, or 13.2% increase compared to $327.0 million for the same period of the prior year, driven primarily by the MSFG merger.

Net interest margin on a fully tax equivalent basis decreased 16 bps to 3.96% for the third quarter 2019 compared to 4.12% for the comparable quarter in 2018 as accretion on acquired loans moderated and higher interest rates drove increased funding costs. Net interest margin on a fully tax equivalent basis for the nine months ended September 30, 2019 was 4.03%, a decrease of 3 bps compared to the same period in 2018.

Interest income increased $4.4 million, or 3.0%, in the third quarter of 2019 when compared to the same quarter in 2018 primarily due to an increase in the yield on earning assets to 4.94% from 4.91%. Average earning assets rose to $12.3 billion in the third quarter 2019 from $12.1 billion in the same quarter of 2018 due to increases in the loan and investment securities portfolios. The increase in the yield on earning assets reflected higher rates received on deposits with other banks. For the nine months ending September 30, 2019, interest income increased $73.0 million, or 18.9%, over the same period of 2018, which was attributed to the MSFG merger and higher interest rates.

Interest expense increased $6.4 million, or 24.8%, in the third quarter of 2019 when compared to the comparable quarter in 2018 as higher rates paid on deposits and borrowed funds combined with increased borrowings during the period. The cost of interest-bearing deposits was 1.07% in third quarter of 2019 compared to 78 bps for the same period in the prior year as a result of rising interest rates and higher time deposit balances. The cost of borrowed funds increased to 2.61% for the third quarter 2019 from 2.51% during the third quarter 2018 as rising interest rates offset the favorable impact from a higher mix of short-term borrowings. For the nine months ending September 30, 2019, interest expense increased $30.9 million, or 48.5%, compared to the same period of 2018, which was attributed to the MSFG merger and higher interest rates.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,290,666	3.21%	$3,168,044	3.21%	$3,351,559	3.31%	$2,793,510	3.15%
Interest-bearing deposits with other banks	38,569	2.28%	39,873	2.14%	35,525	2.40%	32,116	2.08%
Gross loans (1)	9,014,092	5.58%	8,848,710	5.53%	8,880,904	5.66%	7,943,737	5.40%
Total earning assets	12,343,327	4.94%	12,056,627	4.91%	12,267,988	5.01%	10,769,363	4.80%

Nonearning assets
Allowance for loan and lease losses	(61,911)		(55,877)		(59,129)		(55,407)
Cash and due from banks	191,000		199,843		182,025		180,561
Accrued interest and other assets	1,848,098		1,622,082		1,735,731		1,326,841
Total assets	$14,320,514		$13,822,675		$14,126,615		$12,221,358

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,325,405	0.56%	$2,334,305	0.34%	$2,310,095	0.55%	$2,111,051	0.36%
Savings	2,945,076	0.69%	3,149,871	0.59%	3,038,620	0.74%	2,934,770	0.58%
Time	2,234,227	2.09%	2,014,936	1.58%	2,226,548	2.02%	1,893,200	1.51%
Total interest-bearing deposits	7,504,708	1.07%	7,499,112	0.78%	7,575,263	1.06%	6,939,021	0.77%
Borrowed funds
Short-term borrowings	1,297,247	2.20%	1,188,414	2.02%	1,142,437	2.32%	950,153	1.81%
Long-term debt	519,736	3.63%	560,001	3.55%	545,279	3.62%	394,172	3.75%
Total borrowed funds	1,816,983	2.61%	1,748,415	2.51%	1,687,716	2.74%	1,344,325	2.38%
Total interest-bearing liabilities	9,321,691	1.37%	9,247,527	1.10%	9,262,979	1.37%	8,283,346	1.03%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,513,458		2,388,976		2,485,291		2,129,924
Other liabilities	275,038		164,772		227,400		153,766
Shareholders' equity	2,210,327		2,021,400		2,150,945		1,654,322
Total liabilities and shareholders' equity	$14,320,514		$13,822,675		$14,126,615		$12,221,358

Net interest income	$121,535		$123,485		$365,352		$323,276

Net interest spread		3.57%		3.81%		3.64%		3.77%
Contribution of noninterest-bearing sources of funds		0.34%		0.25%		0.34%		0.24%
Net interest margin (2)		3.91%		4.06%		3.98%		4.01%

Tax equivalent adjustment		0.05%		0.06%		0.05%		0.05%
Net interest margin (fully tax equivalent) (2)		3.96%		4.12%		4.03%		4.06%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2019			Changes for the nine months ended September 30, 2019
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$36	$993	$1,029	$3,401	$13,834	$17,235
Interest-bearing deposits with other banks	15	(8)	7	78	61	139
Gross loans (1)	1,063	2,326	3,389	15,900	39,700	55,600
Total earning assets	1,114	3,311	4,425	19,379	53,595	72,974
Interest-bearing liabilities
Total interest-bearing deposits	5,464	15	5,479	15,202	5,040	20,242
Borrowed funds
Short-term borrowings	543	604	1,147	3,625	3,333	6,958
Long-term debt	118	(369)	(251)	(393)	4,091	3,698
Total borrowed funds	661	235	896	3,232	7,424	10,656
Total interest-bearing liabilities	6,125	250	6,375	18,434	12,464	30,898
Net interest income	$(5,011)	$3,061	$(1,950)	$945	$41,131	$42,076
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Third quarter 2019 noninterest income was $33.1 million, increasing $4.5 million, or 15.5%, compared to $28.7 million for the comparable quarter of 2018. This change was largely attributed to higher Net gains from sales of loans, Client derivative fees and Foreign exchange income, which were partially offset by lower Bankcard income. Strong mortgage originations drove a $3.1 million, or 176.4%, increase in Net gains from sales of loans over the comparable quarter of 2018. Commercial loan growth and the current interest rate environment led to an increase in customer demand for back to back swaps, resulting in a $1.8 million, or 60.4%, increase in Client derivative fees compared to the same quarter in 2018. First Financial recorded $1.7 million of foreign exchange income following the close of the Bannockburn acquisition on August 30, 2019. Bankcard income declined $1.9 million, or 37.0%, compared to the comparable quarter of 2018 due to the impact of the Durbin amendment cap on interchange fees.

Noninterest income for the nine months ending September 30, 2019 was $94.6 million compared to $73.9 million for the comparable period of 2018, increasing $20.7 million, or 28.1%. Net gains on sale of loans increased $5.5 million, or 118.1% to $10.1 million; Client derivative fees increased $5.2 million, or 83.5% to $11.5 million; Service charges on deposits increased $3.7 million, or 14.7%, to $28.6 million; Other noninterest income increased $2.8 million, or 21.6%, to $15.7 million; and Bankcard income increased $1.4 million, or 10.0%, to $15.4 million. These increases in noninterest income were primarily attributed to the scale created from the MSFG merger. First Financial recorded $1.7 million of foreign exchange income following the close of the Bannockburn acquisition on August 30, 2019

NONINTEREST EXPENSE

Third quarter 2019 noninterest expense was $86.2 million, increasing $0.8 million, or 0.9%, compared to $85.4 million for the comparable quarter of 2018. Salaries and employee benefits of $53.2 million increased $2.4 million, or 4.6%, largely due to higher incentive payments, while Professional services of $4.8 million increased $2.2 million, or 82.0%, primarily due to expenses associated with the Bannockburn acquisition. Data processing increased $1.3 million, or 28.3%, to $5.8 million as the Company made strategic investments to enhance its digital capabilities. FDIC assessments decreased $1.8 million, or 249.5%, as the Company recognized an FDIC small bank assessment credit during the period. Marketing expenses declined $1.2 million, or 46.2%, due to elevated third quarter 2018 expenses associated with the MSFG merger.

Noninterest expense for the nine months ending September 30, 2019 was $249.1 million compared to $240.5 million for the comparable period of of 2018. Salaries and employee benefits increased $17.6 million, or 12.8%, to $155.1 million and Intangible assets expense increased $1.4 million, or 27.1%, to $6.5 million due to merger activity. In addition, State intangible taxes increased $1.0 million, or 32.5%, Data processing decreased $6.6 million, or 29.3%, and Professional services decreased

$1.4 million, or 13.5% due to expenses related to the MSFG merger in 2018. FDIC assessments declined $2.0 million, or 68.9%, due to the recognition of the FDIC small bank assessment credit in the third quarter of 2019.

INCOME TAXES

Income tax expense was $12.4 million for the third quarter of 2019, resulting in an effective tax rate of 19.6% compared to $12.9 million and 20.2% for the comparable period in 2018. The decline in the effective tax rate was due to higher tax-exempt income and tax credits recognized during the period, which were partially offset by an increase in non-deductible executive compensation. For the first nine months of 2019, income tax expense was $35.5 million, resulting in an effective tax rate of 19.2% compared to $29.8 million and 20.2% for the comparable period in 2018. The decrease in the effective tax rate in 2019 is primarily due to favorable resolution of a previously uncertain state tax position, favorable tax reform guidance related to the treatment of acquired BOLI, stock compensation activity and higher tax-exempt income, partially offset by an increase in non-deductible executive compensation.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments. The full year effective tax rate for 2019 is expected to be approximately 18.50%, which includes consideration of certain tax credits expected to be realized in the fourth quarter of 2019.

LOANS

Loans, excluding Loans held for sale, totaled $9.1 billion as of September 30, 2019 and $8.8 billion as of December 31, 2018, representing a $239.5 million, or 2.7%, increase period over period. Commercial real estate increased $261.2 million, or 7.0% to $4.0 billion and Residential real estate increased $99.4 million, or 10.4%, to $1.1 billion. These increases were partially offset by a $44.6 million, or 1.8%, decline in Commercial & industrial loans to $2.5 billion, a $40.4 million, or 4.9%, decline in Home equity to $776.9 million and a $33.0 million, or 6.0% decline in construction loans to $516.0 million. Third quarter 2019 average loans, excluding loans held for sale, increased $162.5 million, or 1.8%, from the third quarter of 2018.

Loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are referred to as purchased impaired loans. First Financial had purchased impaired loans totaling $76.4 million at September 30, 2019 compared to $96.3 million at December 31, 2018. These balances do not include contractual interest not yet accrued.

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

Nonperforming assets were $80.8 million, or 0.56% of total assets, at September 30, 2019 compared to $88.2 million, or 0.63% of total assets, at December 31, 2018. This $7.5 million, or 8.5%, decline was primarily due to a $10.0 million decline in nonaccrual balances, mainly attributed to elevated net charge-offs, which included $13.2 million related to a single franchise credit. The impact from the higher net charge-offs was partially offset by some downward credit migration in the first nine months of 2019.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $40.0 million at September 30, 2019, an increase of $1.5 million, or 3.9%, from $38.5 million at December 31, 2018.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $132.5 million as of September 30, 2019 compared to $131.7 million at December 31, 2018. Classified assets were 92 bps as a percentage of total assets at September 30, 2019, which was the lowest level achieved subsequent to the MSFG merger. Classified assets as a percentage of total assets were 94 bps as of December 31, 2018.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of September 30, 2019 and the four previous quarters.

	Three months ended
	2019			2018
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$28,358	$18,502	$19,263	$30,925	$4,310
Lease financing	284	295	301	22	0
Construction real estate	5	6	7	9	10
Commercial real estate	14,889	15,981	21,082	20,500	20,338
Residential real estate	11,655	11,627	13,052	13,495	11,365
Home equity	5,427	4,745	5,581	5,580	6,018
Installment	75	195	170	169	327
Nonaccrual loans	60,693	51,351	59,456	70,700	42,368
Accruing troubled debt restructurings	18,450	37,420	22,817	16,109	20,313
Total nonperforming loans	79,143	88,771	82,273	86,809	62,681
Other real estate owned	1,613	1,421	1,665	1,401	1,918
Total nonperforming assets	80,756	90,192	83,938	88,210	64,599
Accruing loans past due 90 days or more	287	107	178	63	144
Total underperforming assets	$81,043	$90,299	$84,116	$88,273	$64,743
Total classified assets	$132,500	$147,753	$142,014	$131,668	$138,868

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	93.18%	119.86%	95.40%	79.97%	136.22%
Nonperforming loans	71.46%	69.33%	68.94%	65.13%	92.08%
Total ending loans	0.62%	0.69%	0.64%	0.64%	0.65%
Nonperforming loans to total loans	0.87%	0.99%	0.93%	0.98%	0.71%
Nonperforming assets to
Ending loans, plus OREO	0.89%	1.00%	0.95%	1.00%	0.73%
Total assets	0.56%	0.62%	0.60%	0.63%	0.47%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.69%	0.59%	0.69%	0.82%	0.50%
Total assets	0.43%	0.37%	0.43%	0.52%	0.32%
Classified assets to total assets	0.92%	1.02%	1.01%	0.94%	1.00%
(1) Nonaccrual loans include nonaccrual TDRs of $21.5 million, $11.0 million, $13.1 million, $22.4 million and $4.7 million and as of September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.1 billion, or 21.6% of total assets, at September 30, 2019 and $3.3 billion, or 23.8% of total assets, at December 31, 2018.  AFS securities totaled $2.9 billion at September 30, 2019 and $2.8 billion at December 31, 2018, while HTM securities totaled $148.8 million at September 30, 2019 and $429.3 million at December 31, 2018. The effective duration of the investment portfolio declined to 2.8 years as of September 30, 2019, compared to 3.3 years as of December 31, 2018, as the Company has positioned the investment portfolio to optimize performance with a flattened yield curve. In conjunction with the adoption of ASU 2017-12, the Company reclassified $268.7 million of HTM securities to AFS during the first quarter of 2019.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments, thus carrying credit risk. Prior to purchase, First Financial performs a detailed collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that enhance the overall performance of the portfolio.

At September 30, 2019, the Company's Consolidated Financial Statements reflected a $47.2 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.3 million unrealized gain on equity securities within other noninterest income. The after-tax unrealized position on debt securities improved $58.8 million from an $11.6 million loss at December 31, 2018, which was driven by the reclassification of $268.7 million of HTM securities to AFS in conjunction with the adoption of ASU 2017-12 in the first quarter of 2019 as well as market conditions and lower interest rates.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $10.1 billion as of September 30, 2019 and December 31, 2018. Time deposits increased $135.1 million, or 6.2%, Noninterest-bearing demand deposits increased $42.3 million, or 1.7%, and Interest-bearing demand deposits increased $9.2 million, or 0.4%, while Savings deposits decreased $243.1 million, or 7.7% compared to December 31, 2018. While total deposit balances were relatively flat, the mix shifted slightly as higher brokered CD, retail CD and business demand balances offset declines in personal and business savings accounts. Brokered CDs are periodically used by First Financial as an alternative to short and long-term borrowings.

Average deposits for the third quarter 2019 increased $130.1 million, or 1.3%, to $10.0 billion from $9.9 billion for the comparable quarter of 2018. The majority of the increase was attributable to higher retail CD and noninterest-bearing demand deposits, which were partially offset by declines in savings accounts.

Borrowed funds were $1.7 billion as of September 30, 2019 and $1.6 billion as of December 31, 2018. First Financial utilizes short-term borrowings and long-term advances from the FHLB as wholesale funding sources. First Financial had $1.1 billion in short-term borrowings with the FHLB at September 30, 2019 and $857.1 million as of December 31, 2018. In addition to FHLB borrowings, short-term borrowings included fed funds purchased and repurchase agreements of $85.3 million and $183.6 million at September 30, 2019 and December 31, 2018, respectively.

Long-term debt, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality, was $498.8 million and $570.7 million at September 30, 2019 and December 31, 2018, respectively. Outstanding subordinated debt totaled $169.8 million and $169.4 million as of September 30, 2019 and December 31, 2018, respectively, which included unamortized discounts of $7.0 million and $7.3 million, respectively. FHLB long-term advances declined $73.6 million, or 18.4%, to $327.0 million at September 30, 2019 from $400.6 million as of December 31, 2018 as the Company implemented post-merger funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $458.4 million as of September 30, 2019.

See Note 8 – Borrowings in the Notes to Consolidated Financial Statements for further discussion of First Financial's borrowed funds.

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, and access to wholesale funding sources.

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. In addition to core deposit funding, First Financial also utilizes a variety of other short and long-term funding sources, which include subordinated notes, longer-term advances from the FHLB and its short-term line of credit.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, varied funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2019 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.9 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2019.

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2020. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and payment of dividends to shareholders. As of September 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2019 and December 31, 2018.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $2.9 billion and $2.8 billion at September 30, 2019 and December 31, 2018, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of September 30, 2019, the Company had no HTM securities maturing within one year. As of December 31, 2018, the Company had $0.8 million of HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At September 30, 2019, these balances totaled $282.2 million. First Financial also had unused wholesale funding of $2.9 billion, or 19.9% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $120.0 million for the first nine months of 2019.  As of September 30, 2019, the Bank had retained earnings of $684.5 million, of which $178.3 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $43.1 million in cash at the parent company as of September 30, 2019.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $15.2 million and $15.5 million for the first nine months of 2019 and 2018, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% at September 30, 2019 and 6.375% at December 31, 2018 and a capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and was fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is unchanged. Failure to maintain the required Common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

Management believes as of September 30, 2019 that First Financial met all capital adequacy requirements to which it was subject.  To be categorized as well-capitalized, First Financial must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table that follows. The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $339.9 million on a consolidated basis at September 30, 2019.

The following tables present the actual and required capital amounts and ratios as of September 30, 2019 and December 31, 2018 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented, and for 2018, the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules had been fully phased-in. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2019
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,253,803	11.52%	$761,849	7.00%	N/A	N/A
First Financial Bank	1,353,322	12.44%	761,736	7.00%	$707,326	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,296,399	11.91%	925,102	8.50%	N/A	N/A
First Financial Bank	1,353,426	12.44%	924,965	8.50%	870,555	8.00%

Total capital to risk-weighted assets
Consolidated	1,482,708	13.62%	1,142,773	10.50%	N/A	N/A
First Financial Bank	1,417,886	13.03%	1,142,604	10.50%	1,088,194	10.00%

Leverage ratio
Consolidated	1,296,399	9.75%	532,116	4.00%	N/A	N/A
First Financial Bank	1,353,426	10.18%	531,738	4.00%	664,672	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized		Minimum capital required - Basel III fully phased-in
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2018
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,215,613	11.87%	$652,874	6.38%	N/A	N/A	$716,881	7.00%
First Financial Bank	1,279,492	12.50%	652,590	6.38%	$665,386	6.50%	716,570	7.00%

Tier 1 capital to risk-weighted assets
Consolidated	1,257,366	12.28%	806,491	7.88%	N/A	N/A	870,499	8.50%
First Financial Bank	1,279,596	12.50%	806,141	7.88%	818,937	8.00%	870,120	8.50%

Total capital to risk-weighted assets
Consolidated	1,444,146	14.10%	1,011,314	9.88%	N/A	N/A	1,075,322	10.50%
First Financial Bank	1,344,388	13.13%	1,010,875	9.88%	1,023,671	10.00%	1,074,855	10.50%

Leverage ratio
Consolidated	1,257,366	9.71%	517,958	4.00%	N/A	N/A	517,958	4.00%
First Financial Bank	1,279,596	9.89%	517,710	4.00%	647,138	5.00%	517,710	4.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder Dividends. First Financial paid a dividend of $0.23 per common share on September 16, 2019 to shareholders of record as of September 2, 2019. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on December 16, 2019 to shareholders of record as of December 2, 2019.

Share Repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 1,143,494 shares at an average market price of $23.94 under this plan during the three and nine month periods ending September 30, 2019. At September 30, 2019, 3,856,506 common shares remained available for repurchase under the 2019 plan. There were no share repurchases in 2018.

ATM Offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' Equity. Total shareholders’ equity was $2.3 billion at September 30, 2019 and $2.1 billion at December 31, 2018.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified the following types of risk that it monitors in its ERM framework: credit, market, operational, compliance, strategic, reputation, technology, cyber and legal.

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

The ALLL was $56.6 million as of September 30, 2019 and $56.5 million as of December 31, 2018. As a percentage of period-end loans, the ALLL was 0.62% as of September 30, 2019 and 0.64% as of December 31, 2018. The ALLL is consistent with the Company's stable credit outlook and declining classified asset balances.

The ALLL as a percentage of nonaccrual loans was 93.18% at September 30, 2019 and 79.97% at December 31, 2018. This increase was largely driven by the decline in nonaccrual loans, primarily resulting from increased net charge-offs, which included $13.2 million related to a single franchise credit. The ALLL as a percentage of nonperforming loans, including accruing TDRs, rose to 71.46% as of September 30, 2019 from 65.13% as of December 31, 2018.

The Company recorded net charge-offs of $10.2 million, or 0.45% of average loans and leases on an annualized basis, in the third quarter 2019, compared to net recoveries of $0.4 million, or 0.02% of average loans and leases on an annualized basis for the comparable quarter in 2018. For the nine months ended September 30, 2019, net charge-offs were $26.0 million, or 0.39% of annualized average loans, compared to $5.6 million, or 0.09% of annualized average loans for the same period of 2018. The increase in net charge-offs in 2019 was driven by $16.3 million of charge-offs related to three franchise relationships, $6.3 million of which occurred in the third quarter.

Provision expense is a product of the Company's ALLL model combined with net charge-off activity during the period. Third quarter 2019 provision expense was $5.2 million compared to a provision of $3.2 million during the third quarter in 2018. For the nine months ended September 30, 2019, provision expense was $26.0 million compared to $9.3 million for the same period of 2018.

See Note 5 – Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ALLL.

The table that follows includes the activity in the ALLL for the quarterly periods presented.

	Three months ended					Nine months ended
	2019			2018		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2019	2018
Allowance for loan and lease loss activity
Balance at beginning of period	$61,549	$56,722	$56,542	$57,715	$54,076	$56,542	$54,021
Provision for loan losses	5,228	6,658	14,083	5,310	3,238	25,969	9,276
Gross charge-offs
Commercial and industrial	9,556	1,873	12,328	6,060	232	23,757	5,473
Lease financing	0	0	100	0	0	100	0
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	535	86	1,214	1,679	902	1,835	3,156
Residential real estate	278	150	82	80	145	510	342
Home equity	627	689	468	747	351	1,784	978
Installment	65	78	49	158	43	192	277
Credit card	598	289	341	392	390	1,228	1,328
Total gross charge-offs	11,659	3,165	14,582	9,116	2,063	29,406	11,554
Recoveries
Commercial and industrial	556	291	240	485	627	1,087	1,581
Lease financing	0	0	0	0	0	0	1
Construction real estate	0	5	63	0	146	68	146
Commercial real estate	347	254	73	1,681	786	674	2,425
Residential real estate	64	101	36	44	71	201	167
Home equity	335	572	185	274	419	1,092	1,035
Installment	93	61	48	94	351	202	481
Credit card	39	50	34	55	64	123	136
Total recoveries	1,434	1,334	679	2,633	2,464	3,447	5,972
Total net charge-offs	10,225	1,831	13,903	6,483	(401)	25,959	5,582
Ending allowance for loan and lease losses	$56,552	$61,549	$56,722	$56,542	$57,715	$56,552	$57,715

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	1.42%	0.25%	1.95%	0.92%	(0.07)%	1.20%	0.23%
Lease financing	0.00%	0.00%	0.45%	0.00%	0.00%	0.14%	0.00%
Construction real estate	0.00%	0.00%	(0.05)%	0.00%	(0.10)%	(0.02)%	(0.04)%
Commercial real estate	0.02%	(0.02)%	0.12%	0.00%	0.01%	0.04%	0.03%
Residential real estate	0.08%	0.02%	0.02%	0.02%	0.03%	0.04%	0.03%
Home equity	0.15%	0.06%	0.14%	0.23%	(0.03)%	0.12%	(0.01)%
Installment	(0.13)%	0.08%	0.00%	0.27%	(1.22)%	(0.01)%	(0.34)%
Credit card	4.40%	1.92%	2.62%	2.76%	2.68%	3.00%	3.37%
Total net charge-offs	0.45%	0.08%	0.64%	0.29%	(0.02)%	0.39%	0.09%

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

First Financial monitors its interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include various non-parallel yield curve twists.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of September 30, 2019. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2019, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.29)%	3.96%	7.02%
NII-Year 2	(7.52)%	4.37%	7.72%
EVE	(5.72)%	3.78%	6.38%

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

First Financial was within policy limits set for the disclosed interest rate scenarios as of September 30, 2019. The projected results for NII and EVE reflected an asset sensitive position, which has increased slightly over recent quarters due to increased variable rate loan production. First Financial continues to manage its balance sheet with a bias toward neutrality or slight asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2019 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.89%	3.02%	7.92%	6.11%
NII-Year 2	5.29%	3.45%	8.61%	6.83%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ALLL, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2018 Annual Report.  There were no material changes to these accounting policies during the nine months ended September 30, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the third quarter of 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased Under the Plans
July 1 to July 31, 2019	76,009	$24.95	76,009	4,923,991
August 1 to August 31, 2019	789,485	$23.73	789,485	4,134,506
September 1 to September 30, 2019	278,000	$24.25	278,000	3,856,506
Total	1,143,494	$23.94	1,143,494

In January 2019, the First Financial Board of Directors approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of stock through December 31, 2021.

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

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 6, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub, Bannockburn Global Forex, LLC, and Fortis Advisors, LLC, solely in its capacity as the Member Representative (filed as Exhibit 2.1 to First Financial’s Current Report on Form 8-K filed on August 6, 2019, and incorporated herein by reference).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of August 29, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub LLC, Bannockburn Global Forex, LLC, and Fortis Advisors, LLC, solely in its capacity as the Member Representative (filed as Exhibit 2.1 to First Financial’s Current Report on Form 8-K filed on September 3, 2019, and incorporated herein by reference).

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	11/7/2019	Date	11/7/2019