Form 10-K
period 2019-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2020-02-21
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 001-34762
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio			31-1042001
(State of incorporation)			(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 800	Cincinnati	Ohio	45202
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:  (877) 322-9530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, No par value	FFBC	The NASDAQ Stock Market LLC
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2019, was $2,341,389,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 20, 2020, there were issued and outstanding 98,490,998 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2019 are incorporated by reference into Parts I and II.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2020 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2019 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

Consumer loans are primarily loans made to individuals.  These types of loans include new and used vehicle loans, second mortgages on residential real estate and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, which are key indicators of the ability to repay.  A level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers, increasing diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risks as described previously for residential real estate loans.

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2019, and is incorporated herein by reference.

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

Employees

At December 31, 2019, First Financial and its subsidiaries had 2,123 full-time and part-time employees.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

In August 2019, the Company acquired Bannockburn Global Forex, LLC, an industry-leading capital markets firm. The
Cincinnati-based company provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Bannockburn became a division of the Bank and will continue to operate under the name "Bannockburn Global Forex", taking advantage of its existing brand recognition within the foreign exchange industry. The total purchase consideration was $114.6 million consisting of $53.7 million in cash and $60.9 million of First Financial common stock.

In April 2018, First Financial acquired MainSource Financial Group, Inc., an Indiana bank holding company in a stock-for-stock transaction and MainSource Bank, a wholly owned subsidiary of MainSource, merged into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial common stock for each share of MainSource common stock. At the effective time of the merger, MainSource had assets of approximately $4.5 billion and operated 88 full-service offices in Indiana, Ohio, Illinois and Kentucky.

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

We also compete on a nationwide basis through Oak Street which lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies, First Franchise which lends to restaurants franchisees and Bannockburn which provides foreign exchange services to customers throughout the United States.

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

Supervision and Regulation

First Financial and its subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers, the Deposit Insurance Fund (DIF), and the banking system in general and not for the protection of shareholders.  These laws and regulations govern areas such as capital, permissible activities, allowance for loan and lease losses, loans and investments, interest rates that can be charged on loans and consumer protection communications and disclosures.  Certain elements of selected laws and regulations are described in more detail in the sections that follow.  These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Bank Holding Company Regulation

As a bank holding company, First Financial is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to supervision and examination by the Federal Reserve Board.  The BHCA requires prior approval by the Federal Reserve Board of the acquisition of 5% or more of the voting stock or substantially all the assets of any bank within the United States.  In addition, First Financial’s acquisition of a savings and loan association requires prior Federal Reserve Board approval. Acquisitions are also subject to certain anti-competitive limitations.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including the ability to assess civil monetary penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. A bank holding company is required by law and Federal Reserve Board policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to its shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company that elects to be a financial holding company may, however, engage in additional non-bank activities that are financial in nature or incidental to activities that are financial in nature.
Activities that are considered by the Federal Reserve Board to be “financial in nature” include:

•securities underwriting, dealing and market making;
•sponsoring mutual funds and investment companies;
•insurance underwriting and agency;
•merchant banking; and
•activities that the Federal Reserve Board has determined to be closely related to banking.

A financial holding company must be well-capitalized and well-managed, and each subsidiary bank must be well-capitalized and well-managed and have a CRA rating of at least satisfactory. If a financial holding company or a subsidiary bank fails to meet all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and on the ability of the holding company to enter into certain transactions or obtain regulatory approvals. The holding company could also lose its financial holding company status and could be required to divest ownership or control of all banks owned by the financial holding company. If restrictions are imposed on the activities of a financial holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

Economic Growth, Regulatory Relief and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the Dodd-Frank Act), has had a broad impact on the financial services industry, imposing significant regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the U.S. financial system to be distributed among new and existing federal regulatory agencies, including the U.S. Financial Stability Oversight Council, the Federal Reserve Board, and the Federal Deposit Insurance Corporation (FDIC).
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Regulatory Relief Act) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. Bank holding companies with consolidated assets of less than $100 billion, including First Financial, are no longer subject to the enhanced capital, liquidity, risk management and other prudential standards established under the Dodd-Frank Act. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including First Financial, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Depository Institution Regulation

The Bank, as a bank chartered under the laws of the State of Ohio and a member of the Federal Reserve Bank of Cleveland (Federal Reserve Bank), is subject to supervision and examination by the Federal Reserve Board and the Ohio Division of Financial Institutions (ODFI). The Bank's deposits are insured up to the legal limits by the DIF, which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act, as amended (FDIA). The Bank is also subject to regulations of the Consumer Financial Protection Bureau (CFPB), which was established by the Dodd-Frank Act and has broad powers to adopt and enforce consumer protection regulations.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can and cannot be predicted. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies as well as state banks that are members of a Federal Reserve Bank. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of prompt corrective action regulatory provisions.

In July 2013, the United States banking regulators approved final rules (the Basel III Capital Rules) implementing the Basel III framework set forth by the Basel Committee on Banking Supervision, as well as certain provisions of the Dodd-Frank Act. Community banking organizations, including First Financial and the Bank, began transitioning to the new rules when the new minimum capital requirements became effective on January 1, 2015. A capital conservation buffer (i.e. common equity) and additional deductions from common equity capital were phased in through January 1, 2019.

The Basel III capital rules include (a) a minimum common equity tier 1 capital ratio of at least 4.5%, (b) a minimum tier 1 capital ratio of at least 6.0%, (c) a minimum total capital ratio of 8.0% and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and stock repurchases, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer greater than 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer requirement phases were fully phased in as of January 1, 2019.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2019, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines previously described.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the DIF. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized with a leverage ratio of less than 2%. The FDIA provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

On June 16, 2016, the Financial Accounting Standards Board (FASB) issued the current expected credit loss (CECL) methodology for estimating allowances for credit losses. CECL replaces the allowance for loan losses (ALLL) standard. The Office of the Comptroller of the Currency (OCC), the Federal Reserve Board, and the Federal Deposit Insurance Corporation (FDIC) issued a final rule in December 2018 to address regulatory treatment of credit loss allowances under CECL. The final rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under CECL are eligible for inclusion in regulatory capital and to provide certain banking institutions the option to phase in over three years the day one effects on regulatory capital that may result from the adoption of the CECL. First Financial expects to adopt the regulatory phase-in over the permissible three-year period.

Debit Card Interchange Fees
The “Durbin Amendment” to the Dodd-Frank Act, also known as Regulation II, was enacted into law in July 2010. The Durbin Amendment limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. Under the Durbin Amendment and the Federal Reserve Board’s implementing regulations, bank issuers which are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements established by the Federal Reserve Board. In addition, the Federal Reserve Board has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
First Financial became subject to the Durbin Amendment on July 1, 2019 and will experience the full impact of the Durbin Amendment in its 2020 financial statements. First Financial expects noninterest income to decline by an additional $6.5 million in 2020 as a result of the Durbin Amendment.

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

The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum capital levels established by the Federal Reserve Board. The amount of dividends payable by the Bank is also restricted if the Bank does not hold a capital conservation buffer as described above. In addition, the Bank must have the approval of the Federal Reserve Board and the ODFI if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus or to fund the retirement of preferred stock. Under Ohio law, the Bank may pay a dividend from surplus only with the approval of First Financial (as the sole shareholder of the Bank) and the approval of the ODFI. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

The ability of First Financial to obtain funds for the payment of dividends, for the servicing of indebtedness and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. However, because the Federal Reserve Board expects First Financial to serve as a source of strength to the Bank, as discussed above, payment of dividends by the Bank may be restricted at any time at the discretion of the Federal Reserve Board if the Federal Reserve Board deems such dividends to constitute an unsafe and/or unsound banking practice.

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

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. As a bank with assets of more than $10 billion, First Financial is subject to a deposit assessment based on a scorecard issued by the FDIC. This scorecard considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as its use of core deposits, among other things. Depending on the results of the Bank’s performance under that scorecard, the total base assessment rate is between 1.5 and 40 basis points. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks, but imposed a surcharge on banks with assets of $10 billion or more until the DRR reached 1.35% and will provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks. The reserve ratio reached 1.36% on September 30, 2018, and, as a result, the surcharge on banks with assets of $10 billion or more ceased with the first assessment invoice in 2019. In addition, once the DRR reached 1.38%, the FDIC applied an assessment credit to banks that had assets below $10 billion at any time during the credit calculation period, which includes the Bank. As such, the Bank received assessment credits in 2019 of approximately $3.4 million.
In addition, all institutions with deposits insured by the FDIC were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed ownership government corporation established to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September 2019. The last assessment was collected on the March 2019 FDIC invoice.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. As a bank with total assets in excess of $10 billion, the Bank is primarily examined by the CFPB with respect to consumer protection laws and regulations. The CFPB has adopted numerous rules with respect to consumer protection laws and has commenced related enforcement actions. The following are just a few of the consumer protection laws applicable to the Bank:

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

In October 2017, the CFPB issued a final rule (the Payday Rule) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the Mandatory Underwriting Provisions). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the Payment Provisions). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019.
On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. The CFPB has proposed in a separate notice to rescind the Mandatory Underwriting Provisions. The Payday Rule did not have a material effect on First Financial's financial condition or results of operations on a consolidated basis in 2019.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company from making an election to become a financial holding company. As of its last examination, the Bank received a CRA rating of “satisfactory.”

Privacy Rules

Federal banking regulators, as required under the Gramm-Leach-Bliley Act, as amended (the GLBA), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.  The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties.  The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity includes the purchase or sale as principal of a security derivative, commodity future, option, or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excludes: (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. Further, the Volcker Rule prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, subject to a number of exceptions. To the extent First Financial engages in any of the trading activities or has any ownership interests in or relationship with any of the types of funds regulated by the Volcker Rule, First Financial believes that its activities and relationships fall within the scope of one or more of these exceptions.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus;

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

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

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, the Proposed Joint Rules:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Further, as stock exchanges adopt additional listing requirements under the Dodd-Frank Act, public companies will be required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures, which will allow recovery of incentive compensation paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy, once implemented, will apply to compensation paid within a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Financial is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If First Financial fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. First Financial expects this trend of new state-level activity to continue and is actively monitoring developments in the states in which we conduct business.
In the ordinary course of business, First Financial relies on electronic communications and information systems to conduct its operations and to store sensitive data. First Financial employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. First Financial utilizes a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as report on any suspected advanced persistent threats. Notwithstanding the strength of First Financial’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, in addition to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Item 1A. Risk Factors.

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material effect on our financial condition, results of operations, business and prospects. (See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain forward looking statements.)

Risks Related to Economic and Market Conditions

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, may affect us, including requiring us to record additional loan loss provision or to charge off loans.
First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. Due to First Financial's volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as First Financial’s ability to sell the collateral upon foreclosure.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect our financial condition and results of operations.
There is no assurance that our non-impaired loans will not become impaired or that our impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material impact on our operations and financial condition even if other favorable events occur.
Weakness in the real estate market, including the secondary market for residential mortgage loans, could affect us.
Disruptions in the secondary market for residential mortgage loans limit the market for and liquidity of many mortgage loans. The effects of mortgage market challenges, combined with reductions in residential real estate market prices and reduced levels of home sales, could affect the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. Such conditions could result in higher losses or charge-offs in our mortgage loan portfolio and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would affect our financial condition or results of operations. Additionally, declines in real estate values might affect the creditworthiness of state and local governments, resulting in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.
Changes in market interest rates or capital markets could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.
In addition to the general impact of the economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could affect our financial condition, results of operations and liquidity.
We may be impacted by the transition from LIBOR as a reference rate.

The London Interbank Offered Rate or “LIBOR” is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. In 2017, the United Kingdom’s Financial Conduct Authority announced that in 2021 it would no longer compel banks to submit rates required to calculate LIBOR. Therefore, it is uncertain at this time to what extent banks will continue to provide submissions for the calculation of LIBOR after 2021.
As a result of this announcement, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified and recommended alternatives for LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR) and proposed implementations of the recommended alternatives in floating rate instruments, including loans and derivatives. It is currently unknown whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what effect of their implementation may have on the markets for floating-rate financial instruments. Any discontinuance, modification, alternative reference rates or other reforms may affect interest rates on our current or future indebtedness and other financial instruments.
First Financial has established a working group to manage the LIBOR transition process.  The working group is in the process of identifying all LIBOR-related contracts and determining which, if any, will require amended language to incorporate a substitute reference rate.  The working group has also developed and implemented flexible language regarding reference rates for all new loan products and agreements and is working on identifying a replacement index for 2021 and beyond.
Until this replacement rate is identified and all agreements have been addressed, we will continue to have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk for us.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Further, our failure to adequately manage this transition process with our customers could impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an effect on our business, financial condition and results of operations.
Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers' ability to pay these loans, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Additionally, a concentration of natural disasters or a significant disruption in the insurance market could impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future.

Our financial instruments carried at fair value expose us to certain market risks.
We maintain an available-for-sale investment securities portfolio, which includes assets with various types of instruments and maturities. At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of available-for-sale securities are recognized in shareholders' equity as a component of other comprehensive income. The changes in fair value of financial instruments classified as trading assets are carried at fair value with changes in fair value recognized in earnings. The fair value of financial instruments carried at fair value is exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments could have a material impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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
The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an effect on our business, results of operations and financial condition.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an effect on our business, results of operations and financial condition.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
Like all financial institutions, we maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for credit losses is maintained at a level adequate to absorb probable incurred losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual loan losses, and future provision for credit losses could materially and affect our operating results. The accounting measurements related to impairment and the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
Our regulators, as an integral part of their examination process, periodically review our allowance for credit losses and may require us to increase our allowance for credit losses by recognizing additional provision for losses charged to expense, or to decrease our allowance for credit losses by recognizing loan charge-offs, net of recoveries. Any such additional provision for loan losses or charge-offs, as required by these regulatory agencies, could have a material effect on our financial condition and results of operations.
Projections for new business initiatives and strategies may prove inaccurate.
The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could affect our business.
The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately determine demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material effect on the Bank’s business.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition may be affected.
Competition in the financial services industry is intense and could result in our losing business or experiencing reduced margins.
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The OCC has recently announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. Credit unions that compete with us have advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would affect our profitability.
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
Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income, as well as the loss of client deposits, in addition to increasing our funding costs.
Our wealth management business subjects us to a variety of investment and market risks.
At December 31, 2018, we had $2.9 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.
Our foreign exchange business is largely dependent upon a small number of large clients and volatility in the markets.
In August 2019 First Financial acquired Bannockburn Global Forex, a capital markets firm engaged in various foreign exchange market activities. Bannockburn’s business model relies, to some extent, upon a small number of large clients engaged in foreign currency transactions. The loss of one or more of these large client would adversely affect the revenue derived from Bannockburn.

Additionally, foreign currency transactions increase as volatility in the market increases. Sustained periods of stability in the financial markets could adversely affect Bannockburn’s revenue.

Negative public opinion could damage our reputation and impact business operations and revenues.
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can affect our ability to attract and/or retain clients and can expose us to litigation and regulatory action. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.
We rely on other companies to provide key components of our business infrastructure, creating risks of failures by such companies and cybersecurity incidents involving our customers’ information.
Third parties provide key components of our business infrastructure, such as processing and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts.
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
We rely on our systems, employees and certain counterparties, and certain failures could affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Additionally, we could be affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.
We are also at risk of an impact on our systems and operations from natural disasters, terrorism and international hostilities. Such events can also impact power or communications systems operated by others on which we rely.

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

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could harm our business.

As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material effect on our business.

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
Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could affect us.
Weaknesses of other financial institutions could affect us.
Our ability to engage in routine funding transactions could be affected by the actions and lack of commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, and counterparty relationships, among others. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. A default, or threatened default, of a large institution could negatively impact the entire financial system, and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not affect our financial condition or results of operations.
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
Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends on common shares are dependent upon dividends paid to us by the Bank, which are subject to regulatory restrictions in certain circumstances. A reduction in our dividend rate could affect the market price of our common shares.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.
We are a separate and distinct legal entity from our subsidiaries, notably First Financial Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2019, the Bank had $155.7 million available to pay dividends to First Financial without prior regulatory approval.
To enhance liquidity, we may borrow under credit facilities or from other sources. Turbulence in the capital and credit markets may cause many lenders and institutional investors to reduce or cease to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings.
Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace existing credit facilities, could have a material effect on our liquidity and on our ability to pay dividends on our common shares and interest and principal on our debt.
As of December 31, 2019, we had indebtedness of $1.7 billion.
Disruptions in our ability to access capital markets may affect our capital resources, liquidity and business.

We depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, a downgrade in our credit rating, or a downgrade in the credit rating of our depositors or counterparties participating in the capital markets, may affect our capital costs and our ability to raise capital and, in turn, our liquidity.
Significant or sustained declines in our current market capitalization could impact the carrying value of our goodwill.
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
A reduction in our credit rating could affect us or the holders of our securities.
The credit rating agencies assessing our creditworthiness regularly evaluate the Company, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including changes in rating methodologies and conditions affecting the financial services industry and the economy. There can be no assurance that we will maintain our current credit rating. A downgrade of the credit rating of the Company could affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

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
Our business, financial condition, or results of operations could be materially affected by the loss of any of our key employees, or our inability to attract and retain skilled employees.
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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases negotiations, may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions could involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an impact on our liquidity, results of operations and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.
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
See the “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2019 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K) for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

In June 2016, the FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectibility. First Financial will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL in the first quarter of 2020, credit loss allowances are anticipated to increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. First Financial expects to adopt the regulatory phase-in over the permissible three year period. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of management's system of controls are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in management's system of controls, misstatements due to error or fraud may occur and not be detected.
Our revenues derived from investment securities may be volatile and subject to a variety of risks.
We generally maintain investment securities and trading positions in the fixed income markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our investment portfolio are affected by many factors, including our credit position, interest rate volatility and volatility in capital markets, among other economic factors. Our return on such investments could experience volatility, and such volatility may affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.
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

The fiscal and monetary policies of the U.S. government and its agencies could have an effect on our earnings.
The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially affect the value of certain financial assets we hold, such as debt securities. The policies of the Federal Reserve Board can also affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.
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
Changes in tax laws could affect our performance.
We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, property, franchise, withholding and ad valorem taxes. Changes to our tax liability could have a material effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may affect their ability to purchase homes or consumer products, which could affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2019, the Company operated 145 full service banking centers, 32 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 63 banking centers in Ohio, three banking centers in Illinois, 65 banking centers in Indiana and 14 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Item 4. Mine Safety Disclosures.
Not applicable.

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 21, 2020. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	59

James M. Anderson	EVP, Chief Financial Officer	48

Andrew K. Hauck	EVP, Chief Commercial Banking Officer	58

Catherine M. Myers	EVP, Consumer Banking	58

John M. Gavigan	EVP, Chief Operating Officer	41

Karen B. Woods	EVP, General Counsel and Chief Risk Officer	51

William R. Harrod	EVP, Chief Credit Officer	52

Amanda N. Neeley	EVP, Chief Strategy Officer	39

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

Andrew K. Hauck - Andy Hauck is the Chief Commercial Banking Officer of First Financial. Mr. Hauck joined the organization in January 2019 following a long career with another institution. In his current capacity, he is responsible for all facets of the wholesale business of the Bank, including direct lending, treasury and other fee-based services, deposit gathering in the Commercial and Industrial space, as well as the Bank’s specialized units (Investor Commercial Real Estate, Business Capital, Equipment Finance and Foreign Exchange). Mr. Hauck’s prior experience includes these areas as well as International Banking, Capital Markets, and other forms of specialty finance.

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

John M. Gavigan - John Gavigan is the Executive Vice President, Chief Operating Officer for First Financial where he is responsible for Enterprise Digital Solutions, Information Technology, Operations, Customer Support Center, Project Management and Corporate Facilities.  Mr. Gavigan was appointed to his current role in late 2018, having previously served as Chief Administrative Officer for the majority of 2018 and Chief Financial Officer from 2014 through early 2018. He joined the Company in 2008 as Assistant Controller and also served as Corporate Controller from 2011 into 2014. Mr. Gavigan is a certified public accountant (inactive).

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

Amanda N. Neeley - Mandy Neeley is the Chief Strategy Officer of First Financial, a role she has held since 2016.  Ms. Neeley is responsible for the launch and evolution of the First Financial brand, the introduction of the Premier Business Bank acquisition strategy, the advancement of sales process and enterprise CRM, and development of a formalized strategic planning program.  Ms. Neeley has spent her entire career in banking with the Bank, beginning as a part-time teller during college and, after graduating in 2003, Marketing Coordinator.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2019 with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 20, 2020, our common shares were held by approximately 4,216 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2019, a total of 37,856 stock options and 530,569 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2019 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2019 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2019 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)	Unregistered Sales of Equity Securities and Use of Proceeds
None.

(c)	The following table shows the total number of shares repurchased in the fourth quarter of 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased Under the Plans
October 1 to October 31, 2019	660,049	$23.96	660,049	3,196,457
November 1 to November 30, 2019	652,625	$24.18	652,625	2,543,832
December 1 to December 31, 2019	297,104	$24.42	297,104	2,246,728
Total	1,609,778	$24.13	1,609,778

The First Financial Board of Directors has approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of the Company’s common stock through December 31, 2021.

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2019 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2019 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 14 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2019 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2019 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2019 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in First Financial’s 2019 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting
There were no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 26, 2020, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under the heading “Shareholdings of Directors, Executive Officers, and Nominees for Director” of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	37,856	$9.54	1,519,231
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The securities included in this column are available for issuance under the First Financial Bancorp. Amended and Restated 2012 Stock Plan, which was approved by the shareholders at the 2017 Annual Meeting.  The Amended and Restated 2012 Plan includes provisions regarding adjustments to the number of securities available for future issuance under the Amended and Restated 2012 Plan in the event of a merger, reorganization, consolidation, recapitalization, reclassification, split-up, spin-off, separation, liquidation, stock dividend, stock split, reverse stock split, property dividend, share repurchase, share combination, share exchange, issuance of warrants, rights or debentures or other change in corporate structure of First Financial affecting First Financial’s common shares.  In any of the foregoing events, the Amended and Restated 2012 Plan permits the Board of Directors or the Compensation Committee of the board to make such substitution or adjustments in the aggregate number and kind of shares available for issuance under the respective plans as the Board of Directors or the Compensation Committee, as the case may be, determine to be appropriate in its sole discretion.  All of the securities reported in column (c) are available under the Amended and Restated 2012 Plan.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2019 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2019 Annual Report (included as Exhibit 13 of this report) as noted:

		Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2019 Annual Report

		Consolidated Balance Sheets as of December 31, 2019 and 2018 - Incorporated by reference from First Financial’s 2019 Annual Report

		Consolidated Statements of Income for years ended December 31, 2019, 2018, and 2017 - Incorporated by reference from First Financial’s 2019 Annual Report

		Consolidated Statements of Comprehensive Income for years ended December 31, 2019, 2018, and 2017 - Incorporated by reference from First Financial’s 2019 Annual Report

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018, and 2017 - Incorporated by reference from First Financial’s 2019 Annual Report

		Consolidated Statements of Cash Flows for years ended December 31, 2019, 2018, and 2017 - Incorporated by reference from First Financial’s 2019 Annual Report

		Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2019 Annual Report

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

2.2
Agreement and Plan of Merger dated as of June 18, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub, LLC, Bannockburn Global Forex, LLC and Fortis Advisors, LLC, solely in its capacity as Member Representative (filed as Exhibit 1.1 to First Financial's Current Report on Form 8-K filed on June 19,2019, and incorporated herein by reference).

2.3
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

2.4
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

4.19	Description of Registrant's Securities
10.1
First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees, dated April 27, 1999 (filed as Exhibit A to the Registrant's Proxy Statement filed on March 22, 1999, and incorporated herein by reference) (File No. 000-12379).*

10.2
Form of Stock Option Agreement for Non-Qualified Stock Options (2005-2008) under the First Financial Bancorp. 1999 Stock Incentive Plan for Officers and Employees (filed as Exhibit 10.2 to the Form 8-K filed on April 22, 2005 and incorporated herein by reference) (File No. 000-12379).*

10.3	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.4	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.5
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

10.7
Form of Agreement for Stock Award pursuant to the Key Executive Incentive Plan between First Financial Bancorp. (3-year holding period) (filed as Exhibit 10.21 to First Financial Bancorp’s Annual Report for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.8	First Financial Bancorp. 2012 Stock Plan (filed as Appendix A to the Definitive Proxy Statement filed on April 13, 2012 and incorporated herein by reference) (File No. 001-34762).*
10.9
Form of Agreement for 2015 Performance Stock Awards under the First Financial Bancorp. 2012 Stock Plan (3-year vesting/accrual of dividends) ) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference) (File No. 001-34762).*

10.10
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

10.17	First Financial Bancorp Amended and Restated 2012 Stock Plan (filed as Exhibit A to the Definitive Proxy Statement filed on April 13, 2017 and incorporated herein by reference) (File No. 001-34762).*
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

10.22
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

10.25
Employment and Non-Competition Agreement between Archie M. Brown, Jr. and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.26
Employment and Non-Competition Agreement between Claude E. Davis and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.27
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

10.29
Amended and Restated Employment Agreement and Non-Competition Agreement between First Financial Bank and Anthony M. Stollings dated October 13, 2017 (filed as exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.30
MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10‑K of MainSource Financial Group, Inc. for the year ending December 31, 2007, filed March 17, 2008 with the Commission).*

10.31
Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc., dated April 28, 2016 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of MainSource Financial Group, Inc. filed on August 8, 2016).

10.32
Letter Agreement dated June 3, 2019, between Claude E. Davis and First Financial Bancorp (filed as Exhibit 10.2 to First Financial's Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

13	Registrant's annual report to shareholders for the year ended December 31, 2019.
14.1	First Financial Bancorp. Code of Conduct, as approved January 28, 2020 (filed herewith).
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
101.1
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

First Financial will furnish, without charge, to a security holder upon request a copy of the documents, portions of which are incorporated by reference (Annual Report to Shareholders and Proxy Statement), and will furnish any other Exhibit upon the payment of reproduction costs.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/21/2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director President and Chief Executive Officer		James M. Anderson, Executive Vice President and Chief Financial Officer

Date	2/21/2020	Date	2/21/2020

/s/ Claude E. Davis		/s/ Scott Crawley
Claude E. Davis, Director		Scott T. Crawley, First Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/21/2020	Date	2/21/2020

/s/ J. Wickliffe Ach		/s/ Kathleen L. Bardwell
J. Wickliffe Ach, Director		Kathleen L. Bardwell, Director

Date	2/21/2020	Date	2/21/2020

/s/ William G. Barron		/s/ Vincent A. Berta
Wiliam G. Barron, Director		Vincent A. Berta, Director

Date	2/21/2020	Date	2/21/2020

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/21/2020	Date	2/21/2020

/s/ Erin P. Hoeflinger		/s/ Susan L. Knust
Erin P. Hoeflinger, Director		Susan L. Knust, Director

Date	2/21/2020	Date	2/21/2020

/s/ William J. Kramer		/s/ John T. Neighbours
William J. Kramer, Director		John T. Neighbours, Director

Date	2/21/2020	Date	2/21/2020

/s/ Thomas M. O'Brien		/s/ Richard E. Olszewski
Thomas M. O'Brien, Director		Richard E. Olszewski, Director

Date	2/21/2020	Date	2/21/2020

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director

Date	2/21/2020