Form 10-Q
period 2020-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2020-05-08
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2020

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 97,964,165 shares outstanding at May 7, 2020.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	First Financial	First Financial Bancorp.
ACL	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ALLL	Allowance for loan and lease losses	FRB	Federal Reserve Bank
Allowance	Collectively or individually, Allowance for credit losses and Allowance for loan and lease losses	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTM	Held-to-maturity
ASC	Accounting standards codification	Insignificant	Less than $0.1 million
ASU	Accounting standards update	IRLC	Interest rate lock commitment
Bank	First Financial Bank	LGD	Loss Given Default
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	MSFG	MainSource Financial Group, Inc.
BGF or Bannockburn	Bannockburn Global Forex, LLC	N/A	Not applicable
Bp/bps	Basis point(s)	NII	Net interest income
BOLI	Bank owned life insurance	OBS	Off-balance sheet
CDs	Certificates of deposit	OREO	Other real estate owned
C&I	Commercial & industrial	PCA	Prompt corrective action
CRE	Commercial real estate	PCD	Purchased credit deteriorated
Company	First Financial Bancorp.	PCI	Purchase credit impaired
DDA	Demand deposit account	PD	Probability of default
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and Supportable
EAD	Exposure at Default	ROU	Right-of-use
ERM	Enterprise risk management	SEC	U.S. Securities and Exchange Commission
EVE	Economic value of equity	SOFR	Secured Overnight Financing Rate
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	Topic 842	FASB ASC Topic 842, Leasing
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	Federal Deposit Insurance Corporation	TTS	Through the cycle
FHLB	Federal Home Loan Bank	USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$261,892	$200,691
Interest-bearing deposits with other banks	71,071	56,948
Investment securities available-for-sale, at fair value (amortized cost $2,857,355 at March 31, 2020 and $2,798,298 at December 31, 2019)	2,908,688	2,852,084
Investment securities held-to-maturity (fair value $140,065 at March 31, 2020 and $142,821 at December 31, 2019)	136,744	142,862
Other investments	143,581	125,020
Loans held for sale	27,334	13,680
Loans and leases
Commercial & industrial	2,477,773	2,465,877
Lease financing	82,602	88,364
Construction real estate	500,311	493,182
Commercial real estate	4,278,257	4,194,651
Residential real estate	1,061,792	1,055,949
Home equity	781,243	771,869
Installment	80,085	82,589
Credit card	45,756	49,184
Total loans and leases	9,307,819	9,201,665
Less: Allowance for credit losses (1)	143,885	57,650
Net loans and leases	9,163,934	9,144,015
Premises and equipment	212,787	214,506
Goodwill	937,771	937,771
Other intangibles	73,258	76,201
Accrued interest and other assets	1,120,507	747,847
Total assets	$15,057,567	$14,511,625

Liabilities
Deposits
Interest-bearing demand	$2,498,109	$2,364,881
Savings	2,978,250	2,960,979
Time	2,435,858	2,240,441
Total interest-bearing deposits	7,912,217	7,566,301
Noninterest-bearing	2,723,341	2,643,928
Total deposits	10,635,558	10,210,229
Federal funds purchased and securities sold under agreements to repurchase	215,824	165,181
FHLB short-term borrowings	1,181,900	1,151,000
Total short-term borrowings	1,397,724	1,316,181
Long-term debt	325,566	414,376
Total borrowed funds	1,723,290	1,730,557
Accrued interest and other liabilities	519,336	323,134
Total liabilities	12,878,184	12,263,920

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2020 and 2019	1,633,950	1,640,771
Retained earnings	660,653	711,249
Accumulated other comprehensive income (loss)	11,788	13,323
Treasury stock, at cost, 6,312,836 shares in 2020 and 5,790,796 shares in 2019	(127,008)	(117,638)
Total shareholders' equity	2,179,383	2,247,705
Total liabilities and shareholders' equity	$15,057,567	$14,511,625
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Interest income
Loans and leases, including fees	$115,775	$123,056
Investment securities
Taxable	19,005	24,235
Tax-exempt	4,582	4,258
Total interest on investment securities	23,587	28,493
Other earning assets	142	210
Total interest income	139,504	151,759
Interest expense
Deposits	16,365	19,243
Short-term borrowings	5,087	5,960
Long-term borrowings	3,770	5,041
Total interest expense	25,222	30,244
Net interest income	114,282	121,515
Provision for credit losses-loans and leases (1)	23,880	14,083
Provision for credit losses-unfunded commitments (1)	1,568	6
Net interest income after provision for credit losses	88,834	107,426
Noninterest income
Service charges on deposit accounts	8,435	8,903
Trust and wealth management fees	4,469	4,070
Bankcard income	2,698	5,586
Client derivative fees	3,105	1,704
Foreign exchange income	9,966	0
Net gain from sales of loans	2,831	1,890
Net gain (loss) on sales/transfers of investment securities	(59)	(178)
Other	3,939	4,852
Total noninterest income	35,384	26,827
Noninterest expenses
Salaries and employee benefits	54,822	47,912
Net occupancy	6,104	6,630
Furniture and equipment	4,053	3,416
Data processing	6,389	5,127
Marketing	1,220	1,606
Communication	890	728
Professional services	2,275	2,252
State intangible tax	1,516	1,310
FDIC assessments	1,405	950
Intangible assets amortization	2,792	2,045
Other	8,200	6,517
Total noninterest expenses	89,666	78,493
Income before income taxes	34,552	55,760
Income tax expense	5,924	9,921
Net income	$28,628	$45,839
Net earnings per common share - basic	$0.29	$0.47
Net earnings per common share - diluted	$0.29	$0.47
Cash dividends declared per share	$0.23	$0.22
Average common shares outstanding - basic	97,736,690	97,926,088
Average common shares outstanding - diluted	98,356,214	98,436,311
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net income	$28,628	$45,839
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(1,863)	23,505
Change in retirement obligation	328	290
Unrealized gain (loss) on derivatives	0	72
Other comprehensive income (loss)	(1,535)	23,867
Comprehensive income	$27,093	$69,706

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of adoption of new accounting principles			2,221	906			3,127
Net income			45,839				45,839
Other comprehensive income (loss)				23,867			23,867
Cash dividends declared:
Common stock at $0.22 per share			(21,666)				(21,666)
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(5,604)			247,028	3,521	(2,083)
Share-based compensation expense		2,996					2,996
Balance at March 31, 2019	104,281,794	$1,622,554	$626,408	$(19,635)	(5,667,922)	$(98,908)	$2,130,419
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			28,628				28,628
Other comprehensive income (loss)				(1,535)			(1,535)
Cash dividends declared:
Common stock at $0.23 per share			(22,342)				(22,342)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(8,218)			347,555	7,104	(1,114)
Share-based compensation expense		1,537					1,537
Balance at March 31, 2020	104,281,794	$1,633,950	$660,653	$11,788	(6,312,836)	$(127,008)	$2,179,383

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating activities
Net income	$28,628	$45,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,448	14,083
Depreciation and amortization	8,464	6,489
Stock-based compensation expense	1,537	2,996
Pension expense (income)	400	375
Net amortization (accretion) on investment securities	3,981	2,649
Net (gain) loss on sales of investment securities	59	178
Originations of loans held for sale	(111,112)	(41,227)
Net gains from sales of loans held for sale	(2,831)	(1,890)
Proceeds from sales of loans held for sale	100,288	39,273
Deferred income taxes	2,975	12,625
Amortization of operating leases	2,020	1,826
Payments for operating leases	(1,288)	(1,823)
Decrease (increase) cash surrender value of life insurance	(198)	(1,534)
Decrease (increase) in interest receivable	(878)	(3,109)
(Decrease) increase in interest payable	(2,197)	322
Decrease (increase) in other assets	(362,619)	(30,168)
(Decrease) increase in other liabilities	181,099	(8,908)
Net cash provided by (used in) operating activities	(126,224)	37,996

Investing activities
Proceeds from sales of securities available-for-sale	29,922	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	151,629	95,114
Purchases of securities available-for-sale	(234,589)	(143,290)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	6,186	2,398
Purchases of other investment securities	(18,659)	0
Net decrease (increase) in interest-bearing deposits with other banks	(14,123)	(12,486)
Net decrease (increase) in loans and leases	(105,697)	438
Proceeds from disposal of other real estate owned	900	183
Purchases of premises and equipment	(5,805)	(1,268)
Net cash provided by (used in) investing activities	(190,236)	(58,911)

Financing activities
Net (decrease) increase in total deposits	425,329	(6,379)
Net (decrease) increase in short-term borrowings	81,543	6,724
Payments on long-term debt	(90,066)	(25,187)
Cash dividends paid on common stock	(22,531)	(21,550)
Treasury stock purchase	(16,686)	0
Proceeds from exercise of stock options	72	90
Net cash provided by (used in) financing activities	377,661	(46,302)

Cash and due from banks
Change in cash and due from banks	61,201	(67,217)
Cash and due from banks at beginning of period	200,691	236,221
Cash and due from banks at end of period	$261,892	$169,004
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The Consolidated Financial Statements of First Financial Bancorp., a financial holding company principally serving Ohio, Indiana, Kentucky and Illinois, include the accounts and operations of First Financial and its wholly-owned subsidiary, First Financial Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited financial statements in the Company’s 2019 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  These estimates, assumptions and judgments are inherently subjective and may be susceptible to significant change. Actual realized amounts could differ materially from these estimates.

COVID-19. In the first quarter of 2020, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The potential financial impact from the pandemic is unknown at this time, however prolonged disruption may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.

Investment securities. First Financial classifies debt securities into three categories: HTM, trading and AFS. Management classifies investment securities into the appropriate category at the time of purchase and re-evaluates that classification as deemed appropriate.

Investment securities are classified as HTM when First Financial has the positive intent and ability to hold the securities to maturity. HTM securities are recorded at amortized cost.

Investment securities classified as trading are held principally for resale in the near-term and are recorded at fair value. Fair value is determined using quoted market prices. Gains or losses on trading securities, both realized and unrealized, are reported in noninterest income.

Investment securities not classified as either HTM or trading are classified as AFS. AFS securities are recorded at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

The amortized cost of investment securities classified as either HTM or AFS is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion are considered an adjustment to the yield on the security and included in interest income from investments. Interest and dividends are also included in interest income from investment securities in the Consolidated Statements of Income. Realized gains and losses are based on the amortized cost of the security sold using the specific identification method.

Allowance for credit losses - held-to-maturity securities. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Mortgage-backed, CMOs and Obligations of state and other political subdivisions.

Nearly all of the HTM securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. Accrued interest receivable on held-to maturity debt securities, which totaled $0.3 million as of March 31, 2020, is excluded from the estimate of credit losses.

Allowance for credit losses - available-for-sale securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $12.7 million as of March 31, 2020, is excluded from the estimate of credit losses.

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management's determination of the adequacy of the ACL is based on an assessment of the expected credit losses on loan and leases over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged off when management believes that the collection of the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral, is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan. Accrued interest receivable on loans and leases is excluded from the estimate of credit losses.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the Qualitative Framework.

First Financial quantitatively models expected credit loss using Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) over the Reasonable and Supportable ("R&S") forecast period, reversion and post-reversion periods.
Utilizing third-party software, the Bank forecasts PD by using a parameterized transition matrix approach. Average transition matrices are calculated over the Through the Cycle ("TTC") period, which was defined as the period from December 2007 to December 2016. TTC transition matrices are adjusted under forward-looking macroeconomic expectations to obtain R&S forecasts.
First Financial is not required to develop forecasts over full the contractual term of the financial asset or group of financial assets. Rather, for periods beyond which the entity is able to make or obtain R&S forecasts of expected credit losses, the

Company reverts in a straight line manner over a one year period to an average TTC loss level that is reflective of the prepayment adjusted contractual term of the financial asset or group of financial assets. The R&S period, elected by the bank to be two years, is forecasted using econometric data sourced from Moody's, an industry-leading independent third party.

FFB utilizes the non-parametric loss curve approach embedded within the third-party software for estimating LGD. The PD multiplied by LGD produces an expected loss rate that, when calculating the ACL, is applied to contractual loan cash flows, adjusted for expected future rates of principal prepayments.
The Company adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The Qualitative Framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base model.

Loans that do not share risk characteristics are evaluated on an individual basis. First Financial will typically evaluate on an individual basis any loans that are on nonaccrual, designated as a TDR, or reasonably expected to be designated as a TDR. When management determines that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the credit card balance.

Allowance for credit losses - unfunded commitments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

Prior to the adoption of ASC 326, First Financial maintained its reserve to absorb probable losses incurred in standby letters of credit and outstanding loan commitments. First Financial determined the adequacy of this reserve based upon an evaluation of the unfunded credit facilities, which included consideration of historical commitment utilization experience, credit risk ratings and historical loss rates, consistent with the Company's ALLL methodology at the time.

NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2020

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $56.9 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. As detailed in the following table, the transition adjustment included a $61.5 million increase to ACL, a $12.2 million increase in the ACL for unfunded commitments and a $16.8 million decrease in Deferred tax liability.

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, First Financial did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption.

The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. First Financial is adopting the capital transition relief over the five year permissible period.

	January 1, 2020
(dollars in thousands)	As Reported under ASC 326	Pre-ASC 326	Impact of ASC 326 Adoption
Assets
Loans
Commercial and industrial	$28,485	$18,584	$9,901
Lease financing	1,089	971	118
Construction real estate	13,960	2,381	11,579
Commercial real estate	47,697	23,579	24,118
Residential real estate	10,789	5,299	5,490
Home equity	13,217	4,787	8,430
Installment	1,193	392	801
Credit card	2,725	1,657	1,068
Allowance for credit losses on loans	$119,155	$57,650	$61,505

Liabilities
Deferred tax liability	$16,252	$33,030	$(16,778)
Allowance for credit losses on OBS credit exposures	12,740	585	12,155

For more information on the calculation of the ACL, please refer to Note 1 - Summary of Significant Accounting Policies and Note 5 - Allowance for Credit Losses.

During the first quarter of 2020, the Company adopted ASU No. 2018-13, Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Under the changes, entities are no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but must disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  This update did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2020, there were sales of $29.9 million of AFS securities with no gross realized gains and $0.1 million gross realized losses. For the three months ended March 31, 2019, there were no sales of AFS securities and therefore no associated gains or losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of 2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income.

The following is a summary of HTM and AFS investment securities as of March 31, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$5	$0	$104
Securities of U.S. government agencies and corporations	0	0	0	0	116	2	0	118
Mortgage-backed securities - residential	19,832	1,046	0	20,878	419,423	19,215	(219)	438,419
Mortgage-backed securities - commercial	97,073	1,671	(375)	98,369	506,343	7,034	(9,082)	504,295
Collateralized mortgage obligations	9,043	149	0	9,192	745,649	28,845	(2,479)	772,015
Obligations of state and other political subdivisions	10,796	830	0	11,626	723,470	30,576	(152)	753,894
Asset-backed securities	0	0	0	0	382,415	225	(18,841)	363,799
Other securities	0	0	0	0	79,840	90	(3,886)	76,044
Total	$136,744	$3,696	$(375)	$140,065	$2,857,355	$85,992	$(34,659)	$2,908,688

The following is a summary of HTM and AFS investment securities as of December 31, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$1	$0	$100
Securities of U.S. government agencies and corporations	0	0	0	0	156	2	0	158
Mortgage-backed securities - residential	20,818	122	(174)	20,766	421,945	9,709	(99)	431,555
Mortgage-backed securities - commercial	101,267	571	(1,225)	100,613	474,174	4,988	(2,644)	476,518
Collateralized mortgage obligations	9,763	0	(108)	9,655	769,076	16,753	(385)	785,444
Obligations of state and other political subdivisions	11,014	804	(31)	11,787	652,986	23,729	(462)	676,253
Asset-backed securities	0	0	0	0	400,081	1,414	(1,064)	400,431
Other securities	0	0	0	0	79,781	1,959	(115)	81,625
Total	$142,862	$1,497	$(1,538)	$142,821	$2,798,298	$58,555	$(4,769)	$2,852,084

The following table provides a summary of investment securities by contractual maturity as of March 31, 2020, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$5,138	$5,157
Due after one year through five years	0	0	55,648	56,434
Due after five years through ten years	4,797	5,476	148,614	147,686
Due after ten years	5,999	6,150	594,125	620,883
Mortgage-backed securities - residential	19,832	20,878	419,423	438,419
Mortgage-backed securities - commercial	97,073	98,369	506,343	504,295
Collateralized mortgage obligations	9,043	9,192	745,649	772,015
Asset-backed securities	0	0	382,415	363,799
Total	$136,744	$140,065	$2,857,355	$2,908,688

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. For securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of March 31, 2020 or December 31, 2019.

As of March 31, 2020, the Company's investment securities portfolio consisted of 1,276 securities, of which 194 were in an unrealized loss position. As of December 31, 2019, the Company's investment securities portfolio consisted of 1,273 securities, of which 140 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of March 31, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	37,185	(219)	0	0	37,185	(219)
Mortgage-backed securities - commercial	188,990	(4,567)	62,083	(4,890)	251,073	(9,457)
Collateralized mortgage obligations	115,697	(1,847)	8,267	(632)	123,964	(2,479)
Obligations of state and other political subdivisions	33,083	(148)	1,681	(4)	34,764	(152)
Asset-backed securities	279,980	(16,048)	59,852	(2,793)	339,832	(18,841)
Other securities	46,746	(3,081)	4,010	(805)	50,756	(3,886)
Total	$701,681	$(25,910)	$135,893	$(9,124)	$837,574	$(35,034)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	40,190	(209)	11,063	(64)	51,253	(273)
Mortgage-backed securities - commercial	111,658	(298)	104,069	(3,571)	215,727	(3,869)
Collateralized mortgage obligations	85,248	(297)	30,628	(196)	115,876	(493)
Obligations of state and other political subdivisions	118,623	(457)	7,950	(36)	126,573	(493)
Asset-backed securities	125,889	(553)	54,963	(511)	180,852	(1,064)
Other securities	0	0	5,649	(115)	5,649	(115)
Total	$481,608	$(1,814)	$214,322	$(4,493)	$695,930	$(6,307)

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

Credit Quality. To facilitate the monitoring of credit quality for commercial loans First Financial utilizes the following categories of credit grades:

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

The following table sets forth the Company's loan portfolio at March 31, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$112,198	$541,313	$463,439	$296,040	$195,719	$166,485	$1,775,194	$582,562	$2,357,756
Special mention	0	7,524	11,814	8,206	3,057	3,835	34,436	26,287	60,723
Substandard	281	830	11,555	26,492	8,449	2,027	49,634	9,660	59,294
Doubtful	0	0	0	0	0	0	0	0	0
Total	$112,479	$549,667	$486,808	$330,738	$207,225	$172,347	$1,859,264	$618,509	$2,477,773
Lease financing
Pass	$2,422	$30,362	$15,240	$12,482	$8,474	$11,374	$80,354	$0	$80,354
Special mention	0	0	0	0	0	6	6	0	6
Substandard	0	0	1,379	257	588	18	2,242	0	2,242
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,422	$30,362	$16,619	$12,739	$9,062	$11,398	$82,602	$0	$82,602
Construction real estate
Pass	$4,582	$127,531	$164,885	$79,198	$52,550	$56,575	$485,321	$14,990	$500,311
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$4,582	$127,531	$164,885	$79,198	$52,550	$56,575	$485,321	$14,990	$500,311
Commercial real estate - investor
Pass	$121,429	$1,052,858	$485,310	$455,332	$357,074	$578,729	$3,050,732	$64,503	$3,115,235
Special mention	966	59	957	18,881	19,243	3,261	43,367	174	43,541
Substandard	0	4,334	6,831	6,150	112	3,834	21,261	0	21,261
Doubtful	0	0	0	0	0	0	0	0	0
Total	$122,395	$1,057,251	$493,098	$480,363	$376,429	$585,824	$3,115,360	$64,677	$3,180,037
Commercial real estate - owner
Pass	$64,121	$188,827	$178,010	$162,309	$173,052	$260,262	$1,026,581	$32,492	$1,059,073
Special mention	0	696	4,112	289	2,549	16,456	24,102	331	24,433
Substandard	0	2,092	2,259	4,612	1,786	3,965	14,714	0	14,714
Doubtful	0	0	0	0	0	0	0	0	0
Total	$64,121	$191,615	$184,381	$167,210	$177,387	$280,683	$1,065,397	$32,823	$1,098,220
Residential real estate
Performing	$61,423	$319,956	$168,242	$95,898	$83,240	$326,053	$1,054,812	$0	$1,054,812
Nonperforming	0	261	221	677	363	5,458	6,980	0	6,980
Total	$61,423	$320,217	$168,463	$96,575	$83,603	$331,511	$1,061,792	$0	$1,061,792
Home equity
Performing	$9,019	$27,294	$23,829	$15,066	$13,639	$62,117	$150,964	$625,581	$776,545
Nonperforming	0	79	96	39	95	435	744	3,954	4,698
Total	$9,019	$27,373	$23,925	$15,105	$13,734	$62,552	$151,708	$629,535	$781,243
Installment
Performing	$7,267	$24,153	$17,227	$14,093	$4,260	$4,370	$71,370	$8,524	$79,894
Nonperforming	0	28	44	9	15	95	191	0	191

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Total	$7,267	$24,181	$17,271	$14,102	$4,275	$4,465	$71,561	$8,524	$80,085
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$44,920	$44,920
Nonperforming	0	0	0	0	0	0	0	836	836
Total	$0	$0	$0	$0	$0	$0	$0	$45,756	$45,756
Grand Total	$383,709	$2,328,197	$1,609,712	$1,196,029	$924,268	$1,451,089	$7,893,004	$1,414,815	$9,307,819

Commercial and consumer credit exposure by risk attribute as of December 31, 2019 was as follows:

	As of December 31, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,324,021	$493,182	$4,108,752	$85,262	$7,011,217
Special Mention	100,954	0	59,383	488	160,825
Substandard	40,902	0	26,516	2,614	70,032
Doubtful	0	0	0	0	0
Total	$2,465,877	$493,182	$4,194,651	$88,364	$7,242,074

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$1,040,787	$766,169	$82,385	$48,983	$1,938,324
Nonperforming	15,162	5,700	204	201	21,267
Total	$1,055,949	$771,869	$82,589	$49,184	$1,959,591

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$2,305	$267	$16,322	$18,894	$2,458,879	$2,477,773	$0
Lease financing	0	0	0	0	82,602	82,602	0
Construction real estate	0	0	0	0	500,311	500,311	0
Commercial real estate-investor	7,225	346	1,864	9,435	3,170,602	3,180,037	0
Commercial real estate-owner	1,106	0	2,782	3,888	1,094,332	1,098,220	0
Residential real estate	1,710	990	4,280	6,980	1,054,812	1,061,792	0
Home equity	1,428	852	2,419	4,699	776,544	781,243	0
Installment	73	5	112	190	79,895	80,085	0
Credit card	383	330	122	835	44,921	45,756	120
Total	$14,230	$2,790	$27,901	$44,921	$9,262,898	$9,307,819	$120

	As of December 31, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,266	$3,332	$14,518	$19,116	$2,443,680	$2,462,796	$3,081	$2,465,877	$0
Lease financing	0	0	0	0	88,364	88,364	0	88,364	0
Construction real estate	0	0	0	0	493,167	493,167	15	493,182	0
Commercial real estate	776	857	5,613	7,246	4,151,513	4,158,759	35,892	4,194,651	0
Residential real estate	8,032	1,928	5,031	14,991	1,014,138	1,029,129	26,820	1,055,949	0
Home equity	2,530	1,083	2,795	6,408	762,863	769,271	2,598	771,869	0
Installment	111	50	148	309	82,022	82,331	258	82,589	0
Credit card	208	75	201	484	48,700	49,184	0	49,184	201
Total	$12,923	$7,325	$28,306	$48,554	$9,084,447	$9,133,001	$68,664	$9,201,665	$201

For PCD assets, the delinquency status was determined individually for each loan in accordance with the individual loan's contractual repayment terms. Prior to the adoption of CECL in the first quarter of 2020, PCI loans were classified as performing, even though they may have been contractually past due, as any nonpayment of contractual principal or interest was considered in the periodic re-estimation of expected cash flows and was included in the resulting recognition of current period provision for credit losses or prospective yield adjustments.

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate. In accordance with the the Coronavirus Aid, Relief, and Economic Security (CARES) Act, performing loans that demonstrated limited signs of credit deterioration, but were modified to provide borrowers relief during the COVID-19 pandemic were not considered to be TDR as of March 31, 2020.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 171 TDRs totaling $40.6 million at March 31, 2020, including $22.2 million on accrual status and $18.4 million classified as nonaccrual. First Financial had $1.0 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ALLL included reserves of $3.6 million related to TDRs at March 31, 2020. Additionally, as of March 31, 2020, $4.5 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 157 TDRs totaling $30.0 million at December 31, 2019, including $11.4 million of loans on accrual status and $18.5 million classified as nonaccrual. First Financial had $2.5 million commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2019, the ALLL included reserves of $2.5 million related to TDRs, and $4.7 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	2	$11,383	$11,383	5	$7,637	$7,661
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	6	1,323	1,232
Residential real estate	14	1,129	1,073	5	458	458
Home equity	4	186	186	1	17	17
Installment	1	26	15	0	0	0
Total	21	$12,724	$12,657	17	$9,435	$9,368

For TDRs identified during the three months ended March 31, 2020, there were $0.4 million of chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three months ended March 31, 2019, there were no chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Extended maturities	$0	$2,877
Adjusted interest rates	0	5,284
Combination of rate and maturity changes	0	508
Forbearance	1,008	557
Other (1)	11,649	142
Total	$12,657	$9,368
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are 90 days or more past due on any principal or interest payments, or who prematurely terminate a restructured loan agreement without paying off the contractual principal balance, are considered to be in default of the terms of the TDR agreement.

For the three months ended March 31, 2020, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the three month period ended March 31, 2019, there were two TDR relationships for $6.9 million for which there was a payment default during the period that occurred within twelve months of the loan modification.

As stated in the CARES Act, loan modifications in response to COVID-19 that are executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020 are not required to be reported as TDR. Through April 30, 2020, the Company modified 1,055 commercial loans with balances of $1.6 billion and 979 consumer loans with balances of $129.5 million in response to COVID-19 that are not considered TDRs.

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming for 2020 and impaired as of December 31, 2019. The following table provides information on nonperforming loans:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$10,754	$10,372	$21,126	$24,346
Lease financing	0	222	222	223
Construction real estate	0	0	0	0
Commercial real estate	4,206	5,844	10,050	7,295
Residential real estate	0	11,163	11,163	10,892
Home equity	0	5,821	5,821	5,242
Installment	0	145	145	167
Total nonaccrual loans	$14,960	$33,567	$48,527	$48,165
(1) Nonaccrual loans include nonaccrual TDRs of $18.4 million and $18.5 million as of March 31, 2020 and December 31, 2019, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,306	$1,613
Interest included in income
Nonaccrual loans	167	335
Troubled debt restructurings	235	236
Total interest included in income	402	571
Net impact on interest income	$904	$1,042

First Financial individually reviews all nonperforming commercial loan relationships, as well as consumer loan TDRs greater than $250,000, to determine if an individually evaluated allowance is necessary based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Individually evaluated allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans as of December 31, 2019 was as follows:

	As of December 31, 2019
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$16,726	$19,709	$0
Lease financing	223	223	0
Construction real estate	0	0	0
Commercial real estate	10,160	17,897	0
Residential real estate	14,868	17,368	0
Home equity	5,700	6,462	0
Installment	204	341	0
Total	47,881	62,000	0

Loans with an allowance recorded
Commercial & industrial	10,754	21,513	2,044
Lease financing	0	0	0
Construction real estate	0	0	0
Commercial real estate	671	675	113
Residential real estate	294	294	18
Home equity	0	0	0
Installment	0	0	0
Total	11,719	22,482	2,175

Total
Commercial & industrial	27,480	41,222	2,044
Lease financing	223	223	0
Construction real estate	0	0	0
Commercial real estate	10,831	18,572	113
Residential real estate	15,162	17,662	18
Home equity	5,700	6,462	0
Installment	204	341	0
Total	$59,600	$84,482	$2,175

First Financial's average impaired loans and interest income recognized by class for the three months ended March 31, 2019 were as follows:

	Three months ended
	March 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$33,418	$279
Lease financing	162	0
Construction real estate	9	0
Commercial real estate	23,111	103
Residential real estate	16,967	86
Home equity	6,288	38
Installment	174	1
Total	80,129	507

Loans with an allowance recorded
Commercial & industrial	2,111	43
Lease financing	0	0
Construction real estate	0	0
Commercial real estate	2,004	19
Residential real estate	300	2
Home equity	0	0
Installment	0	0
Total	4,415	64

Total
Commercial & industrial	35,529	322
Lease financing	162	0
Construction real estate	9	0
Commercial real estate	25,115	122
Residential real estate	17,267	88
Home equity	6,288	38
Installment	174	1
Total	$84,544	$571

The following table provides collateral information by class of loan for collateral-dependent loans with a specific reserve. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.

	As of March 31, 2020
	Type of Collateral
(Dollar in thousands)	Commercial real estate	Equipment	Residential real estate	Total
Class of loan
Commercial & industrial	$0	$10,755	$0	$10,755
Commercial real estate-investor	4,205	0	0	4,205
Commercial real estate-owner	333	0	0	333
Residential real estate	0	0	1,005	1,005
Total	$4,538	$10,755	$1,005	$16,298

Lease financing. The Company prospectively applied FASB ASC Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first three months of 2020 and 2019 related to the implementation of FASB ASC Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$2,033	$1,401
Additions
Commercial & industrial	247	0
Residential real estate	146	504
Total additions	393	504
Disposals
Commercial & industrial	(179)	(22)
Residential real estate	(721)	(161)
Total disposals	(900)	(183)
Valuation adjustment
Commercial & industrial	0	0
Residential real estate	(59)	(57)
Total valuation adjustment	(59)	(57)
Balance at end of period	$1,467	$1,665

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $27.4 million as of March 31, 2020, is excluded from the estimate of credit losses.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the Qualitative Framework.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Commercial and industrial – C&I loans include revolving lines of credit and term loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leasehold improvements or other projects. C&I loans are generally underwritten individually and secured with the assets of the Company and/or the personal guarantee of the business owners. C&I loans also include ABL, equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based loans to insurance agents and brokers. ABL transactions typically involve larger commercial clients and are secured by specific assets, such as inventory, accounts receivable, machinery and equipment. In the franchise lending space, First Financial focuses on a limited number of restaurant concepts that have sound economics, low closure rates and strong brand awareness within specified local, regional or national markets. Within the insurance lending platform, First Financial serves insurance agents and brokers that are looking to maximize their book-of-business value and grow their agency business.

Current period default rates are utilized in the modeling of the ACL for C&I loans, and are adjusted for forecasted changes in the treasury term spread and market volatility index. Changes in current period defaults or forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Lease financing – Lease financing consists of lease transactions for the acquisition of both new and used business equipment for commercial clients. Lease products may include tax leases, finance leases, lease lines of credit and interim funding. The credit underwriting for lease transactions includes detailed analysis of the lessee's industry and business model, nature of the equipment, equipment resale values, historical and projected cash flow analysis, secondary sources of repayment and guarantor in addition to other considerations.

The ACL model for leases sources expected default rates from the C&I portfolio model. Therefore, changes in forecasted expectations for the treasury term spread and market volatility index could result in volatility in the Company's ACL in future periods.

Construction real estate – Real estate construction loans are term loans to individuals, companies or developers used for the construction or development of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Generally, these loans are for construction projects that have been pre-sold, pre-leased or have secured permanent financing, as well as loans to real estate companies with significant equity invested in the project. An independent credit team underwrites construction real estate loans, which are managed by experienced lending officers and monitored through the construction phase by a centralized funding desk that manages loan disbursements.

The construction ACL model is adjusted for forecasted changes in rental vacancy rates in the Bank's geographic footprint and the housing price index. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Commercial real estate - owner & investor – Commercial real estate loans consist of term loans secured by a mortgage lien on real estate properties such as apartment buildings, office and industrial buildings and retail shopping centers. Additionally, the Company's franchise lending activities discussed in the "Commercial and Industrial" section often include the financing of real estate in addition to equipment. The credit underwriting for both owner-occupied and investor income producing real estate loans includes detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, environmental risks and the type, age, condition and location of real estate, among other factors.

First Financial models owner-occupied and investor CRE separately when determining the ACL. For owner occupied CRE, current period default rates are utilized in the modeling, and are adjusted for forecasted changes in the BAA bond spread, national rental vacancy rates and the consumer confidence index. Current period default rates are also utilized in the modeling of investor CRE loans, and are adjusted for forecasted changes in the BAA bond spread, multifamily building permits within the Bank’s geographic footprint, and national rental vacancy rates. Changes in current period defaults and forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Residential real estate – Residential real estate loans represent loans to consumers for the financing of a residence. These loans generally have a 15 to 30 year term and a fixed interest rate, but may have a shorter term to maturity with an adjustable interest rate. In most cases, these loans are extended to borrowers to finance their primary residence. First Financial sells residential real estate loan originations into the secondary market on both servicing retained and servicing released bases. Residential real estate loans are generally underwritten to secondary market lending standards, utilizing underwriting processes that rely on empirical data to assess credit risk as well as analysis of the borrower's ability to repay their obligations, credit history, the amount of any down payment and the market value or other characteristics of the property. First Financial also offers a residential mortgage product that features similar borrower credit characteristics but a more streamlined underwriting process than typically required to sell to government-sponsored enterprises and thus is retained on the Consolidated Balance Sheets.

The retail real estate ACL model is adjusted for forecasted changes in the housing price index, housing starts within the Bank’s geographic footprint and national single-family existing home sales. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Home equity – Home equity lending includes both home equity loans and revolving lines of credit secured by a first or second lien on the borrower’s residence. Home equity lending underwriting considerations include the borrower's credit history as well as to debt-to-income and loan-to-value policy limits.

The home equity ACL model is adjusted for forecasted changes in the consumer credit growth rate within the Bank’s geographic footprint and the working-age labor participation rate. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Installment – Installment lending consists of consumer loans not secured by real estate, including loans secured by automobiles and unsecured personal loans.

The ACL model for installment loans sources expected default rates from the residential real estate and home equity portfolio models and is paired with installment specific LGD rates. Changes in forecasted expectations for the consumer credit growth rate within the Bank’s geographic footprint, the working-age labor participation rate, the housing price index, housing starts within the Bank’s geographic footprint and national existing single-family existing home sales could result in volatility in the Company's ACL in future periods.

Credit card – Credit card lending consists of secured and unsecured revolving lines of credit to consumer and business customers. Credit card lines are generally available for an indefinite period of time as long as the borrower's credit characteristics do not materially or adversely change, but lines are unconditionally cancellable by the Company at any time.

The ACL model for credit card loans sources expected default rates from the residential real estate and home equity portfolio models and is paired with credit card specific LGD rates. Changes in forecasted expectations for the consumer credit growth rate within the Bank’s geographic footprint, the working-age labor participation rate, the housing price index, housing starts within the Bank’s geographic footprint and national existing single-family existing home sales could result in volatility in the Company's ACL in future periods.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three months ended March 31, 2020 the ACL increased primarily due to First Financial's expectation of higher credit losses resulting from the COVID-19 pandemic.

The Company utilized the final Moody's March baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the first quarter 2020 ACL model.

Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2020
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	16,016	405	(449)	5,227	558	1,538	75	510	23,880
Gross charge-offs	(1,091)	0	0	(4)	(115)	(267)	(61)	(311)	(1,849)
Recoveries	2,000	0	0	234	52	339	31	43	2,699
Total net charge-offs	909	0	0	230	(63)	72	(30)	(268)	850
Ending allowance for credit losses	$45,410	$1,494	$13,511	$53,154	$11,284	$14,827	$1,238	$2,967	$143,885

	Three months ended March 31, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for credit losses	13,268	343	(683)	493	125	185	19	333	14,083
Loans charged off	(12,328)	(100)	0	(1,214)	(82)	(468)	(49)	(341)	(14,582)
Recoveries	240	0	63	73	36	185	48	34	679
Total net charge-offs	(12,088)	(100)	63	(1,141)	(46)	(283)	(1)	(307)	(13,903)
Ending allowance for credit losses	$19,926	$1,373	$2,793	$20,400	$5,043	$5,250	$380	$1,557	$56,722

The ACL balance and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 was as follows:

	As of December 31, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,044	$0	$0	$113	$18	$0	$0	$0	$2,175
Collectively evaluated for impairment	16,540	971	2,381	23,466	5,281	4,787	392	1,657	55,475
Ending allowance for credit losses	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650

Loans
Individually evaluated for impairment	$27,480	$223	$0	$10,831	$15,162	$5,700	$204	$0	$59,600
Collectively evaluated for impairment	2,438,397	88,141	493,182	4,183,820	1,040,787	766,169	82,385	49,184	9,142,065
Total loans	$2,465,877	$88,364	$493,182	$4,194,651	$1,055,949	$771,869	$82,589	$49,184	$9,201,665

Allowance for credit losses - unfunded commitments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases.

Prior to the adoption of ASC 326, First Financial maintained its reserve to absorb probable losses incurred in standby letters of credit and outstanding loan commitments. First Financial determined the adequacy of this reserve based upon an evaluation of the unfunded credit facilities, which included consideration of historical commitment utilization experience, credit risk ratings and historical loss rates, consistent with the Company's ALLL methodology at the time.

The ACL on unfunded commitments was $14.3 million as of March 31, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded $1.6 million of provision for credit losses on unfunded commitments for the three months ended March 31, 2020, compared to an insignificant amount in the comparative period in 2019.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

(Dollars in thousands)	March 31, 2020	March 31, 2019
Balance at beginning of year	$937,771	$880,251
Goodwill resulting from business combinations	0	(524)
Balance at end of period	$937,771	$879,727

During the third quarter of 2019, First Financial recorded $58.0 million of additions to goodwill resulting from the Bannockburn acquisition. In the first quarter of 2019, First Financial recorded its final adjustments to goodwill related to the 2018 MSFG merger. For further detail on the acquisition of Bannockburn, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  In response to the COVID-19 pandemic and the related deterioration in general economic conditions, First Financial performed an interim impairment test as of March 31, 2020. As of March 31, 2020, First Financial does not believe that there is a sustained decrease in its share price in either absolute terms or in relation to peers. Therefore, First Financial did not record an impairment in the first quarter of 2020, but will continue to monitor the status of its goodwill and intangible assets in the coming periods for signs of further deterioration and potential impairment. First Financial performed its annual impairment test as of October 1, 2019 and no impairment was indicated at that time.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 7.7 years.

First Financial recorded a $39.4 million customer list intangible asset in conjunction with the Bannockburn merger to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is amortized on a straight-line basis over its estimated useful life of 11 years.

Other miscellaneous intangibles include purchase commissions, non-compete agreements and trade name intangibles. Other intangible assets are included in Other intangibles in the Consolidated Balance Sheets.

Amortization expense recognized on intangible assets for the three months ended March 31, 2020 and 2019 was $2.8 million and $2.0 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$51,031	$(22,743)	$51,031	$(21,149)
Customer list	39,420	(2,090)	39,420	(1,195)
Other	10,093	(2,453)	10,093	(1,999)
Total	$100,544	$(27,286)	$100,544	$(24,343)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheet and was $65.7 million and $58.6 million at March 31, 2020 and December 31, 2019, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $71.9 million and $64.3 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019, respectively.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$2,020	$1,826
Short-term lease cost	41	1
Variable lease cost	641	597
Total operating lease cost	$2,702	$2,424

Future minimum commitments due under these lease agreements as of March 31, 2020 are as follows:

(Dollars in thousands)	Operating leases
2020 (remaining nine months)	$5,611
2021	7,213
2022	6,891
2023	6,856
2024	6,531
Thereafter	60,918
Total lease payments	94,020
Less imputed interest	22,072
Total	$71,948

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2020	December 31, 2019
Operating leases
Weighted-average remaining lease term	15.2 years	15.6 years
Weighted-average discount rate	3.27%	3.43%

Supplemental cash information at March 31, 2020 and 2019 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,288	$1,823
ROU assets obtained in exchange for lease obligations
Operating leases	8,862	60,249

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$10,279
Collateralized mortgage obligations	84,545
Total	$94,824

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $94.8 million and $90.2 million as of March 31, 2020 and December 31, 2019, respectively.

First Financial had $121.0 million federal funds purchased at March 31, 2020 and $165.2 million as of December 31, 2019. The Company also had $1.2 billion in short-term borrowings with the FHLB at both March 31, 2020 and December 31, 2019. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures in September 2020. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2020 and December 31, 2019, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2020 and December 31, 2019.

First Financial had $325.6 million and $414.4 million of long-term debt as of March 31, 2020 and December 31, 2019, respectively, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FHLB borrowings	$152,787	1.75%	$242,428	1.94%
Subordinated notes	171,071	4.70%	170,967	4.97%
Unamortized debt issuance costs	(963)	N/A	(1,007)	N/A
Lease liability	1,896	3.81%	1,213	4.48%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$325,566	3.31%	$414,376	3.20%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.125% payable semiannually and maturing in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. First Financial also acquired $8.4 million of 6.00% fixed rate private placement subordinated debt in conjunction with the MSFG merger that was issued in 2015 and matures in 2025. These notes are redeemable by the Company at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.
In addition to subordinated notes, long-term debt included $152.8 million and $242.4 million of fixed rate FHLB long-term advances as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, long-term FHLB advances had a weighted average interest rate of 1.75% These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(2,434)	$(59)	$(2,375)	$512	$(1,863)	$41,264	$(1,863)	$39,401
Retirement obligation	0	(425)	425	(97)	328	(27,941)	328	(27,613)
Total	$(2,434)	$(484)	$(1,950)	$415	$(1,535)	$13,323	$(1,535)	$11,788

	Three months ended March 31, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$29,725	$(178)	$29,903	$(6,398)	$23,505	$(11,601)	$23,505	$906	$12,810
Unrealized gain (loss) on derivatives	93	0	93	(21)	72	(217)	72	0	(145)
Retirement obligation	0	(375)	375	(85)	290	(32,590)	290	0	(32,300)
Total	$29,818	$(553)	$30,371	$(6,504)	$23,867	$(44,408)	$23,867	$906	$(19,635)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2020 and 2019, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2020	2019	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(59)	$(178)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	100	100	Other noninterest expense
Recognized net actuarial loss (1)	(525)	(475)	Other noninterest expense
Defined benefit pension plan total	(425)	(375)
Total reclassifications for the period, before tax	$(484)	$(553)
(1) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 10:  DERIVATIVES

First Financial uses certain derivative instruments, including interest rate caps, floors, swaps and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions.  First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. Interest rate payments are exchanged with counterparties, based on the notional amount established in the interest rate agreement. As only interest rate payments are exchanged, the cash requirements and credit risk associated with interest rate swaps are significantly less than the notional amount and the Company’s credit risk exposure is limited to the market value of the instruments. First Financial does not use derivatives for speculative purposes.

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

At March 31, 2020, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.1 billion, spread among nineteen counterparties, with an estimated fair value of $191.0 million. At December 31, 2019, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $1.9 billion, spread among eighteen counterparties, with an estimated fair value of $67.5 million.

First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the Company's normal credit review processes. Additionally, the Company's ACL Committee monitors derivative credit risk exposure related to problem loans through the Company's ACL committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

In connection with its use of derivative instruments, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At March 31, 2020, the Company had total counterparty notional amount outstanding of $2.1 billion spread among six counterparties, with an estimated fair value of $19.8 million. At December 31, 2019, the Company had total counterparty notional amounts outstanding of $1.9 billion spread among 6 counterparties, with an estimated fair value of $18.3 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		March 31, 2020			December 31, 2019
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,094,136	$197,886	$(6,306)	$1,923,375	$70,799	$(2,636)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,094,136	6,306	(197,955)	1,923,375	2,636	(70,808)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	2,107,052	42,411	(62,216)	1,869,934	28,739	(10,433)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	2,107,052	62,216	(42,411)	1,869,934	10,433	(28,739)
Total		$8,402,376	$308,819	$(308,888)	$7,586,618	$112,607	$(112,616)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contacts recognized in the Consolidated Balance Sheets:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$204,261	$(406,685)	$(202,424)	$73,444	$(147,193)	$(73,749)
Foreign exchange contracts with counterparty	104,627	(93,015)	11,612	39,172	(41,202)	(2,030)
Total	$308,888	$(499,700)	$(190,812)	$112,616	$(188,395)	$(75,779)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2020:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,094,136	5.7	$191,580
Pay fixed, matched interest rate swaps with counterparty	2,094,136	5.7	(191,649)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$2,107,052	0.5	(19,805)
Foreign exchange contracts-receive USD	$2,107,052	0.5	19,805
Total client derivatives	$8,402,376	3.1	$(69)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $234.0 million as of March 31, 2020 and $216.2 million as of December 31, 2019. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.4 million at March 31, 2020 and $0.2 million at December 31, 2019.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2020, the notional amount of the IRLCs was $189.5 million and the notional amount of forward commitments was $147.0 million. As of December 31, 2019, the notional amount of IRLCs was $33.4 million and the notional amount of forward commitments was $37.8 million. The fair value of these agreements was a loss of $1.8 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $14.3 million of ACL for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of March 31, 2020.

Prior to the adoption of ASC 326, First Financial maintained its reserve to absorb probable losses incurred in standby letters of credit and outstanding loan commitments. First Financial determined the adequacy of this reserve based upon an evaluation of the unfunded credit facilities, which included consideration of historical commitment utilization experience, credit risk ratings and historical loss rates, consistent with the Company's ALLL methodology at the time. First Financial had $0.6 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at December 31, 2019.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.3 billion at both March 31, 2020 and December 31, 2019. As of March 31, 2020, loan commitments with a fixed interest rate totaled $154.4 million while commitments with variable interest rates totaled $3.1 billion. At December 31, 2019, loan commitments with a fixed interest rate totaled $123.7 million while commitments with variable interest rates totaled $3.2 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both March 31, 2020 and December 31, 2019 and have maturities ranging from less than 1 year to 30.9 years for March 31, 2020 and less than 1.0 year to 31.6 years for December 31, 2019.

The following table presents First Financial's loan balances and contractual obligations to extend credit, excluding obligations that are unconditionally cancellable, by type, as of March 31, 2020.

(dollars in thousands)	Unfunded commitment	Loan balance
Commercial & industrial	$1,090,309	$2,477,773
Lease financing	0	82,602
Construction real estate	462,460	500,311
Commercial real estate-investor	152,602	3,180,037
Commercial real estate-owner	45,889	1,098,220
Residential real estate	30,807	1,061,792
Home equity	717,625	781,243
Installment	21,457	80,085
Credit card	185,606	45,756
Total	$2,706,755	$9,307,819

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.7 million and $33.4 million at March 31, 2020 and December 31, 2019, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $35.6 million and $38.5 million as of March 31, 2020 and December 31, 2019, respectively. The Company recognized tax credits of $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The Company recognized amortization expense which was included in income tax expense of $2.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2020 or December 31, 2019.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.8 million at March 31, 2020 and $3.1 million at December 31, 2019. The maximum exposure to loss related to these investments was $6.7 million at March 31, 2020 and $5.1 million at December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for the three months ended March 31, 2020 and were insignificant for the three months ended March 31, 2019.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2020. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2020 or December 31, 2019.

NOTE 12:  INCOME TAXES

For the first three months of 2020, income tax expense was $5.9 million, resulting in an effective tax rate of 17.1% compared with income tax expense of $9.9 million and an effective tax rate of 17.8% for the comparable period in 2019. The decrease in the effective tax rate is primarily due to lower pre-tax income in the first quarter of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity.

At both March 31, 2020 and December 31, 2019, First Financial had $2.4 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2020 and December 31, 2019, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2016 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2016 through 2019 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2011.  Tax years 2011 through 2019 remain open to state and local examination in various jurisdictions.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2020, or the year ended December 31, 2019, and does not expect to make cash contributions to the plan through the remainder of 2020.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Service cost	$1,850	$1,750
Interest cost	600	700
Expected return on assets	(2,475)	(2,450)
Amortization of prior service cost	(100)	(100)
Net actuarial loss	525	475
Net periodic benefit cost (income)	$400	$375

NOTE 14:  REVENUE RECOGNITION

The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities, derivatives and foreign exchange, that are outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The Company's services that fall within the scope of ASU 2019-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2020 was $5.7 million, which was partially offset by $3.0 million of expenses within Noninterest income. Gross interchange income for the first quarter of 2019 was $8.5 million, which was partially offset by $2.9 million of expenses.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Numerator
Net income available to common shareholders	$28,628	$45,839

Denominator
Weighted average shares outstanding for basic earnings per common share	97,736,690	97,926,088
Effect of dilutive securities
Employee stock awards	619,524	510,223
Adjusted weighted average shares for diluted earnings per common share	98,356,214	98,436,311

Earnings per share available to common shareholders
Basic	$0.29	$0.47
Diluted	$0.29	$0.47

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2020 and March 31, 2019.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2020
Financial assets
Cash and short-term investments	$332,963	$332,963	$332,963	$0	$0
Investment securities held-to-maturity	136,744	140,065	0	140,065	0
Other investments	143,581	N/A	N/A	N/A	N/A
Loans held for sale	27,334	27,334	0	27,334	0
Loans and leases	9,163,934	8,877,637	0	0	8,877,637
Accrued interest receivable	40,386	40,386	0	12,937	27,449

Financial liabilities
Deposits	10,635,558	10,644,873	0	10,644,873	0
Short-term borrowings	1,397,724	1,397,724	1,397,724	0	0
Long-term debt	325,566	338,778	0	338,778	0
Accrued interest payable	11,474	11,474	2,347	9,127	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and short-term investments	$257,639	$257,639	$257,639	$0	$0
Investment securities held-to-maturity	142,862	142,821	0	142,821	0
Other investments	125,020	N/A	N/A	N/A	N/A
Loans held for sale	13,680	13,680	0	13,680	0
Loans and leases	9,144,015	9,134,215	0	0	9,134,215
Accrued interest receivable	39,591	39,591	0	12,743	26,848

Financial liabilities
Deposits	10,210,229	10,209,790	0	10,209,790	0
Short-term borrowings	1,316,181	1,316,181	1,316,181	0	0
Long-term debt	414,376	414,937	0	414,937	0
Accrued interest payable	13,671	13,671	1,899	11,772	0

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

Nonperforming loans. The fair value of nonperforming loans are specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ACL.  Fair value is generally measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).  Nonperforming loans are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period expected to occur as provision for credit losses on the Consolidated Statements of Income.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2020
Assets
Investment securities available-for-sale	$104	$2,864,334	$44,250	$2,908,688
Interest rate derivative contracts	0	204,351	0	204,351
Foreign exchange derivative contracts	0	104,627	0	104,627
Total	$104	$3,173,312	$44,250	$3,217,666

Liabilities
Interest rate derivative contracts	$0	$205,505	$0	$205,505
Foreign exchange derivative contracts	0	104,627	0	104,627
Total	$0	$310,132	$0	$310,132

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2019
Assets
Investment securities available-for-sale	$100	$2,842,794	$9,190	$2,852,084
Interest rate derivative contracts	0	73,558	0	73,558
Foreign exchange derivative contracts	0	39,172	0	39,172
Total	$100	$2,955,524	$9,190	$2,964,814

Liabilities
Interest rate derivative contracts	$0	$73,750	$0	$73,750
Foreign exchange derivative contracts	$0	$39,172	$0	$39,172
Total	$0	$112,922	$0	$112,922

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and March 31, 2019.

	Three months ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Beginning balance	$9,190	$14,715
Accretion (amortization)	16	7
Increase (decrease) in fair value	(30)	21
Settlements	35,074	(1,388)
Ending balance	$44,250	$13,355

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2020
Assets
Impaired loans	$0	$0	$13,180
OREO	0	0	554

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Impaired loans	$0	$0	$9,268
OREO	0	0	1,088

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

The Bannockburn transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $74.9 million and $18.4 million, respectively, and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.  The measurement period ends in August 2020. Goodwill arising from the BGF acquisition was $58.0 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

NOTE 18:  SUBSEQUENT EVENT

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and will be included in Long-term debt on the Consolidated Balance Sheets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $15.1 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 145 full service banking centers as of March 31, 2020. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $2.6 billion in assets under management as of March 31, 2020 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial aims to develop a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for growth and long-term profitability.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment its existing business and diversify its product suite and revenue streams. First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

BUSINESS COMBINATIONS

In August 2019, the Company acquired Bannockburn Global Forex, LLC, an industry-leading capital markets firm. The Cincinnati-based company provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and financial institutions across the United States. Bannockburn became a division of the Bank and continues to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry. The total purchase consideration was $114.6 million, consisting of $53.7 million in cash and $60.9 million in First Financial common stock. The transaction resulted in First Financial recording $58.0 million of goodwill on the Consolidated Balance Sheet, which reflects the business’s high growth potential, and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.

The BGF transaction was accounted for using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations.

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of these transactions.

COVID-19 CONSIDERATIONS

The Company's operations and first quarter financial results were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while protecting the health of both our clients and our associates. Over 96% of our banking centers remained open and the Company offered drive-through capabilities in almost all locations. In addition, sales associates, support teams and management effectively transitioned to working remotely resulting in the majority of First Financial associates working from home. In addition, the Company continues to focus on enhancing remote, mobile and online processes to better support a bank anytime, anywhere environment.

The Company quickly implemented distinct COVID-19 relief programs to provide comprehensive financial assistance to clients through payment deferrals, fee waivers, and suspension of vehicle repossessions and residential property foreclosures, among others. In addition, the Company actively monitored the actions of federal and state governments and proactively assisted clients to ensure that they were aware of each financial assistance program available to them.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, and the establishment of the Payroll Protection Program ("PPP"). The Company's response to the PPP resulted in early successes in providing customer relief. As of April 30, 2020, the Company had received 6,603 PPP loan requests representing $1.0 billion dollars, ultimately securing SBA funding for 6,085 loans representing $917.4 million dollars.

Through April 30, 2020, the Company modified 1,055 commercial loans with balances of $1.6 billion and 979 consumer loans with balances of $129.5 million in response to COVID-19. As stated in the CARES Act, these loan modifications are not required to be reported as TDR as they were executed after March 1, 2020, and in response to COVID-19 for borrowers that were not more than 30 days past due as of December 31, 2019.

Additionally, First Financial contributed $1.0 million to help fund agencies providing COVID-19 relief efforts in the communities throughout its footprint.

OVERVIEW OF OPERATIONS

First quarter 2020 net income was $28.6 million and earnings per diluted common share were $0.29. This compares with net income of $45.8 million and earnings per diluted common share of $0.47 for the first three months of 2019.

Return on average assets for the first quarter 2020 was 0.79% compared to 1.33% for the same period in 2019, and return on average shareholders’ equity for the first quarter 2020 was 5.21% compared to 8.88% for the first quarter 2019.

A discussion of First Financial's operating results for the three months ended March 31, 2020 follows.

NET INTEREST INCOME

First Financial’s principal source of income is net interest income, which is the excess of interest received from earning assets, including loan-related fees and purchase accounting accretion, less interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets. Earning assets consist of interest-bearing loans to customers as well as marketable investment securities.

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

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Net interest income	$114,282	$121,515
Tax equivalent adjustment	1,624	1,523
Net interest income - tax equivalent	$115,906	$123,038

Average earning assets	$12,375,698	$12,163,751

Net interest margin (1)	3.71%	4.05%
Net interest margin (fully tax equivalent) (1)	3.77%	4.10%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter 2020 was $114.3 million, a decrease of $7.2 million, or 6.0%, from first quarter 2019 net interest income of $121.5 million.  This change was primarily driven by a $12.3 million, or 8.1%, decrease in interest income, partially offset by a $5.0 million, or 16.6%, decrease in interest expense.  Net interest income on a fully tax equivalent basis for the first quarter 2020 was $115.9 million compared to $123.0 million for the first quarter 2019.

Net interest margin on a fully tax equivalent basis decreased 33 bps to 3.77% for the first quarter 2020 compared to 4.10% for the comparable quarter in 2019 as interest rates declined and accretion on acquired loans moderated.

Interest income decreased $12.3 million, or 8.1%, in the first quarter of 2020 when compared to the same quarter in 2019 as a decrease in the yield on earning assets to 4.52% from 5.06% more than offset the impact of higher earning asset balances. The declining yield on earning assets reflected a 225 basis point reduction in the fed funds target rate from March 31, 2019. Average earning assets increased to $12.4 billion in the first quarter 2020 from $12.2 billion in the same quarter of 2019 as higher loan balances offset lower investment security balances.

Interest expense decreased $5.0 million, or 16.6%, in the first quarter of 2020 when compared to the comparable quarter in 2019 due to lower rates paid on deposits and short-term borrowings in addition to a favorable shift in funding mix during the period. The cost of interest-bearing deposits was 0.86% in first quarter of 2020 compared to 1.03% for the same period in the prior year as a result of falling interest rates and the Company's ability to successfully manage deposit costs. The cost of borrowed funds decreased to 2.05% for the first quarter 2020 from 2.81% during the first quarter 2019, reflecting the decline in interest rates and a favorable mix shift from longer term borrowings to more short-term funding.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2020		March 31, 2019
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,115,723	3.04%	$3,355,732	3.44%
Interest-bearing deposits with other banks	39,332	1.45%	34,709	2.45%
Gross loans (1)	9,220,643	5.04%	8,773,310	5.69%
Total earning assets	12,375,698	4.52%	12,163,751	5.06%

Nonearning assets
Allowance for loan and lease losses	(121,126)		(57,088)
Cash and due from banks	235,696		181,695
Accrued interest and other assets	2,034,154		1,664,193
Total assets	$14,524,422		$13,952,551

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,418,193	0.45%	$2,269,948	0.50%
Savings	2,976,518	0.45%	3,115,557	0.76%
Time	2,196,080	1.88%	2,224,587	1.94%
Total interest-bearing deposits	7,590,791	0.86%	7,610,092	1.03%
Borrowed funds
Short-term borrowings	1,353,858	1.51%	1,017,121	2.38%
Long-term debt	381,909	3.96%	569,947	3.59%
Total borrowed funds	1,735,767	2.05%	1,587,068	2.81%
Total interest-bearing liabilities	9,326,558	1.08%	9,197,160	1.33%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	2,643,240		2,457,587
Other liabilities	344,891		203,570
Shareholders' equity	2,209,733		2,094,234
Total liabilities and shareholders' equity	$14,524,422		$13,952,551

Net interest income	$114,282		$121,515

Net interest spread		3.44%		3.73%
Contribution of noninterest-bearing sources of funds		0.27%		0.32%
Net interest margin (2)		3.71%		4.05%

Tax equivalent adjustment		0.06%		0.05%
Net interest margin (fully tax equivalent) (2)		3.77%		4.10%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2020
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(3,368)	$(1,538)	$(4,906)
Interest-bearing deposits with other banks	(86)	18	(68)
Gross loans (1)	(14,108)	6,827	(7,281)
Total earning assets	(17,562)	5,307	(12,255)
Interest-bearing liabilities
Total interest-bearing deposits	(3,017)	139	(2,878)
Borrowed funds
Short-term borrowings	(2,180)	1,307	(873)
Long-term debt	523	(1,794)	(1,271)
Total borrowed funds	(1,657)	(487)	(2,144)
Total interest-bearing liabilities	(4,674)	(348)	(5,022)
Net interest income	$(12,888)	$5,655	$(7,233)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

First quarter 2020 noninterest income was $35.4 million, increasing $8.6 million, or 31.9%, compared to $26.8 million for the comparable quarter of 2019. This increase was primarily attributed to higher foreign exchange income, client derivative fees and gain on sale of loans, which were partially offset by lower bankcard and other noninterest income. The increase in foreign exchange income was due to the BGF acquisition in August of 2019 as well as strong demand in the current quarter, leading to First Financial recording $10.0 million of foreign exchange income during the period. Commercial loan growth and the current interest rate environment led to an increase in customer demand for back to back swaps, resulting in a $1.4 million, or 82.2%, increase in client derivative fees compared to the same quarter in 2019. Net gains from sales of loans increased $0.9 million, or 49.8%, largely due to higher mortgage origination and sales activity. Bankcard income declined $2.9 million, or 51.7%, compared to the first quarter of 2019 due to the impact of the Durbin amendment cap on interchange fees, which became applicable to First Financial in the third quarter of 2019. Other noninterest income decreased $0.9 million, or 18.8%, from the first quarter of 2019 primarily driven by a valuation adjustment to the Company's mortgage servicing rights due to the large decline in interest rates, as well as lower income from limited partnership investments and smaller unrealized gains on equity securities.

NONINTEREST EXPENSE

First quarter 2020 noninterest expense was $89.7 million, increasing $11.2 million, or 14.2%, compared to $78.5 million for the comparable quarter of 2019 due to higher salaries and benefits, data processing expenses, intangible asset amortization and other noninterest expenses. Salaries and employee benefits of $54.8 million increased $6.9 million, or 14.4%, due to higher incentive payments driven by strong foreign exchange and client derivative fee income, in addition to higher healthcare costs and annual compensation adjustments. Data processing expenses increased $1.3 million, or 24.6%, to $6.4 million in the first quarter of 2020 as the Company continued to make strategic investments to enhance its digital capabilities. Intangible assets recorded in conjunction with the BGF acquisition resulted in higher intangible asset amortization during the first quarter of 2020. Other noninterest expenses rose $1.7 million, or 25.8%, largely due to a $1.0 million donation to the First Financial Foundation to fund COVID-19 relief in the Company's geographic footprint.

INCOME TAXES

Income tax expense was $5.9 million for the first quarter of 2020, resulting in an effective tax rate of 17.1% compared to $9.9 million and 17.8% for the comparable period in 2019. The decrease in the effective tax rate is primarily due to lower pre-tax income in the first quarter of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, totaled $9.3 billion as of March 31, 2020 and $9.2 billion as of December 31, 2019, representing a $106.2 million, or 1.2%, increase period over period. The increase in loan balances was driven by an increase in commercial real estate loans, which increased $83.6 million, or 2.0% to $4.3 billion, and higher C&I loan balances, which increased $11.9 million, or 0.5%, to $2.5 billion. First quarter 2020 average loans, excluding loans held for sale, increased $440.6 million, or 5.0%, from the first quarter of 2019.

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

Nonperforming assets were $72.2 million, or 0.48% of total assets, at March 31, 2020 compared to $61.6 million, or 0.42% of total assets, at December 31, 2019. This $10.6 million, or 17.1%, increase was primarily driven by a single specialty finance credit that was modified during the period and classified as a TDR.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $40.6 million at March 31, 2020, which represents an increase of $10.6 million, or 35.4%, from $30.0 million at December 31, 2019. This increase was attributed to the aforementioned specialty finance credit designated as a TDR during the quarter.

Through April 30, 2020, the Company modified 1,055 commercial loans with balances of $1.6 billion and 979 consumer loans with balances of $129.5 million in response to COVID-19. As stated in the CARES Act, these loan modifications are not required to be reported as TDR as they were executed after March 1, 2020, and in response to COVID-19 for borrowers that were not more than 30 days past due as of December 31, 2019.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $124.5 million as of March 31, 2020 compared to $89.3 million at December 31, 2019. Classified assets increased $35.3 million, or 39.5%, as three large relationships, including the previously mentioned TDR, received risk rating downgrades during the period. Classified assets were 83 bps as a percentage of total assets at March 31, 2020, compared to 62 bps as of December 31, 2019.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of March 31, 2020 and the four previous quarters.

	Three months ended
	2020	2019
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$21,126	$24,346	$28,358	$18,502	$19,263
Lease financing	222	223	284	295	301
Construction real estate	0	0	5	6	7
Commercial real estate	10,050	7,295	14,889	15,981	21,082
Residential real estate	11,163	10,892	11,655	11,627	13,052
Home equity	5,821	5,242	5,427	4,745	5,581
Installment	145	167	75	195	170
Nonaccrual loans	48,527	48,165	60,693	51,351	59,456
Accruing troubled debt restructurings	22,206	11,435	18,450	37,420	22,817
Total nonperforming loans	70,733	59,600	79,143	88,771	82,273
Other real estate owned	1,467	2,033	1,613	1,421	1,665
Total nonperforming assets	72,200	61,633	80,756	90,192	83,938
Accruing loans past due 90 days or more	120	201	287	107	178
Total underperforming assets	$72,320	$61,834	$81,043	$90,299	$84,116
Total classified assets	$124,510	$89,250	$132,500	$147,753	$142,014

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	296.51%	119.69%	93.18%	119.86%	95.40%
Nonperforming loans	203.42%	96.73%	71.46%	69.33%	68.94%
Total ending loans	1.55%	0.63%	0.62%	0.69%	0.64%
Nonperforming loans to total loans	0.76%	0.65%	0.87%	0.99%	0.93%
Nonperforming assets to
Ending loans, plus OREO	0.78%	0.67%	0.89%	1.00%	0.95%
Total assets	0.48%	0.42%	0.56%	0.62%	0.60%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.54%	0.55%	0.69%	0.59%	0.69%
Total assets	0.33%	0.35%	0.43%	0.37%	0.43%
Classified assets to total assets	0.83%	0.62%	0.92%	1.02%	1.01%
(1) Nonaccrual loans include nonaccrual TDRs of $18.4 million, $18.5 million, $21.5 million, $11.0 million, and $13.1 million as of March 31, 2020, December 31,2019, September 30, 2019, June 30, 2019, and March 31, 2019, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion, or 21.2% of total assets, at March 31, 2020 and $3.1 billion, or 21.5% of total assets, at December 31, 2019.  AFS securities totaled $2.9 billion at both March 31, 2020 and December 31, 2019, while HTM securities totaled $136.7 million at March 31, 2020 and $142.9 million at December 31, 2019. The effective duration of the investment portfolio declined to 3.1 years as of March 31, 2020, compared to 3.4 years as of December 31, 2019, as the Company has positioned the investment portfolio to optimize performance with a flattened yield curve.

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

At March 31, 2020, the Company's Consolidated Financial Statements reflected a $39.4 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.1 million unrealized loss on equity securities within other noninterest income.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $10.6 billion as of March 31, 2020 and $10.2 billion as of December 31, 2019. This increase was driven by a $195.4 million, or 8.7% increase in time deposits, a $133.2 million, or 5.6% increase in interest bearing demand deposits, a $79.4 million, or 3.0%, increase in noninterest bearing demand deposits; and a $17.3 million, or 0.6%, increase in savings deposits compared to December 31, 2019. Brokered CDs, which are periodically used by First Financial as an alternative to short and long-term borrowings, accounted for the majority of the increase in time deposits, while higher public fund deposit balances drove the increase in interest bearing demand deposits.

Average deposits for the first quarter 2020 increased $166.4 million, or 1.7%, to $10.2 billion from $10.1 billion for the comparable quarter of 2019. This increase was driven by a $185.7 million, or 7.6%, increase in average noninterest-bearing and a $148.2 million, or 6.5%, increase in average interest-bearing demand deposits, which were partially offset by a $139.0 million, or 4.5%, decline in savings deposits and a $28.5 million, or 1.3% decline in time deposit balances.

Borrowed funds were $1.7 billion as of both March 31, 2020 and December 31, 2019. First Financial utilizes short-term borrowings and long-term advances from the FHLB as wholesale funding sources. First Financial had $1.2 billion in short-term borrowings with the FHLB at March 31, 2020 and December 31, 2019. In addition to FHLB borrowings, short-term borrowings included fed funds purchased and repurchase agreements of $215.8 million and $165.2 million at March 31, 2020 and December 31, 2019, respectively.

Long-term debt, which included subordinated notes, FHLB long term advances and an interest free loan with a municipality, was $325.6 million and $414.4 million at March 31, 2020 and December 31, 2019, respectively. Outstanding subordinated debt totaled $170.1 million as of March 31, 2020 and $170.0 million as of December 31, 2019. FHLB long-term advances declined $89.6 million, or 37.0%, to $152.8 million at March 31, 2020 from $242.4 million as of December 31, 2019 as the Company implemented funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $778.9 million as of March 31, 2020.

As discussed in Note 18 - Subsequent Event, in April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2020. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and payment of dividends to shareholders. As of March 31, 2020 and December 31, 2019, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2020 and December 31, 2019.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2020 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2020.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $2.9 billion at both March 31, 2020 and December 31, 2019, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2020 and December 31, 2019, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At March 31, 2020, these balances totaled $333.0 million. First Financial also had unused wholesale funding of $2.8 billion, or 18.4% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the first three months of 2020.  As of March 31, 2020, the Bank had retained earnings of $587.5 million, of which $86.1 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $74.4 million in cash at the parent company as of March 31, 2020.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $5.8 million and $1.3 million for the first three months of 2020 and 2019, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% at both March 31, 2020 and December 31, 2019 and a phased-in capital conservation buffer of 2.5% of risk-weighted assets that began on January 1, 2016 at 0.625% and was fully phased-in on January 1, 2019. Further, the minimum ratio of Tier 1 capital to risk-weighted assets increased to 8.5% at December 31, 2019 and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is 10.5%. Failure to maintain the required Common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital decreased to 11.27% at March 31, 2020 from 11.69% at December 31, 2019 as First Financial's total assets exceeded $15.0 billion as of March 31, 2020 and trust preferred securities that were previously included in the calculation of tier 1 capital were excluded and are now considered tier 2 as prescribed by Dodd-Frank. The total capital ratio increased slightly to 13.54% from 13.39% during the same period, while the leverage ratio decreased to 9.18% at March 31, 2020 compared to 9.58% as of December 31, 2019. The Company’s tangible common equity ratio decreased to 8.25% at March 31, 2020 from 9.07% at December 31, 2019 primarily due to the adoption of CECL during the period.

As of March 31, 2020, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $335.2 million on a consolidated basis at March 31, 2020.

The following tables present the actual and required capital amounts and ratios as of March 31, 2020 and December 31, 2019 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2020
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,243,152	11.27%	$771,914	7.00%	N/A	N/A
First Financial Bank	1,324,111	12.01%	771,670	7.00%	$716,551	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,243,256	11.27%	937,324	8.50%	N/A	N/A
First Financial Bank	1,324,215	12.01%	937,028	8.50%	881,909	8.00%

Total capital to risk-weighted assets
Consolidated	1,493,100	13.54%	1,157,871	10.50%	N/A	N/A
First Financial Bank	1,409,673	12.79%	1,157,506	10.50%	1,102,386	10.00%

Leverage ratio
Consolidated	1,243,256	9.18%	541,654	4.00%	N/A	N/A
First Financial Bank	1,324,215	9.79%	541,219	4.00%	676,524	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,245,746	11.30%	$771,666	7.00%	N/A	N/A
First Financial Bank	1,333,978	12.11%	770,997	7.00%	$715,926	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,288,185	11.69%	937,023	8.50%	N/A	N/A
First Financial Bank	1,334,082	12.11%	936,211	8.50%	881,140	8.00%

Total capital to risk-weighted assets
Consolidated	1,475,813	13.39%	1,157,498	10.50%	N/A	N/A
First Financial Bank	1,399,817	12.71%	1,156,496	10.50%	1,101,425	10.00%

Leverage ratio
Consolidated	1,288,185	9.58%	537,606	4.00%	N/A	N/A
First Financial Bank	1,334,082	9.93%	537,299	4.00%	671,623	5.00%
First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on March 16, 2020 to shareholders of record as of March 2, 2020. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on June 15, 2020 to shareholders of record as of June 1, 2020.

Share repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 880,000 shares at an average market price of $18.96 under this plan during the three month period ending March 31, 2020. First Financial did not repurchase any shares under this plan during the three month period ending March 31, 2019. At March 31, 2020, 1,366,728 common shares remained available for repurchase under the 2019 plan.

ATM offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' equity. Total shareholders’ equity was $2.2 billion at both March 31, 2020 and December 31, 2019.

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2019 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the board of directors.

ACL. The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for loan and lease losses. First Financial records a provision for loan and lease losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses.

The ACL on loans and leases was $143.9 million as of March 31, 2020 and $57.7 million as of December 31, 2019. As a percentage of period-end loans, the ACL was 1.55% as of March 31, 2020 and 0.63% as of December 31, 2019. As detailed in Note 2 - Accounting Standards Recently Adopted or Issued, $61.5 million of the increase in ACL was attributed to the adoption of CECL.

The Company utilized the revised Moody's March baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the first quarter 2020 ACL model.

The ACL as a percentage of nonaccrual loans was 296.51% at March 31, 2020 and 119.69% at December 31, 2019. The ACL as a percentage of nonperforming loans, including accruing TDRs, rose to 203.42% as of March 31, 2020 from 96.73% as of December 31, 2019. These increases were driven by the increase in the ACL during the first quarter of 2020, which included the adoption of CECL and consideration of the impact from the COVID-19 pandemic on future credit losses.

The Company recorded net recoveries of $0.9 million, or 0.04% of average loans and leases on an annualized basis, in the first quarter 2020, compared to net charge-offs of $13.9 million, or 0.64% of average loans and leases on an annualized basis for the comparable quarter in 2019. Elevated net charge-offs in the first quarter of 2019 were attributed to a single franchise credit.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. First quarter 2020 provision expense was $23.9 million compared to a provision of $14.1 million during the first quarter in 2019. Substantially all of the first quarter 2020 provision expense was related to the expected economic impact from COVID-19.

The ACL on unfunded commitments was $14.3 million as of March 31, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded $1.6 million of provision for credit losses on unfunded commitments for the three months ended March 31, 2020, compared to an insignificant amount in the comparative period in 2019. Similar to the increase in ACL and provision expense on loans and leases, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL and consideration of the impact from the COVID-19 pandemic on future credit losses.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2020	2019
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$57,650	$56,552	$61,549	$56,722	$56,542
Impact of adopting ASC 326	61,505	0	0	0	0
Provision for loan losses	23,880	4,629	5,228	6,658	14,083
Gross charge-offs
Commercial and industrial	1,091	2,919	9,556	1,873	12,328
Lease financing	0	62	0	0	100
Construction real estate	0	0	0	0	0
Commercial real estate	4	1,854	535	86	1,214
Residential real estate	115	167	278	150	82
Home equity	267	807	627	689	468
Installment	61	31	65	78	49
Credit card	311	319	598	289	341
Total gross charge-offs	1,849	6,159	11,659	3,165	14,582
Recoveries
Commercial and industrial	2,000	1,796	556	291	240
Lease financing	0	0	0	0	0
Construction real estate	0	0	0	5	63
Commercial real estate	234	439	347	254	73
Residential real estate	52	72	64	101	36
Home equity	339	243	335	572	185
Installment	31	49	93	61	48
Credit card	43	29	39	50	34
Total recoveries	2,699	2,628	1,434	1,334	679
Total net charge-offs	(850)	3,531	10,225	1,831	13,903
Ending allowance for credit losses	$143,885	$57,650	$56,552	$61,549	$56,722

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	(0.15)%	0.18%	1.42%	0.25%	1.95%
Lease financing	0.00%	0.27%	0.00%	0.00%	0.45%
Construction real estate	0.00%	0.00%	0.00%	0.00%	(0.05)%
Commercial real estate	(0.02)%	0.14%	0.02%	(0.02)%	0.12%
Residential real estate	0.02%	0.04%	0.08%	0.02%	0.02%
Home equity	(0.04)%	0.29%	0.15%	0.06%	0.14%
Installment	0.15%	(0.08)%	(0.13)%	0.08%	0.00%
Credit card	2.15%	2.27%	4.40%	1.92%	2.62%
Total net charge-offs	(0.04)%	0.15%	0.45%	0.08%	0.64%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of March 31, 2020. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2020, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(6.63)%	4.70%	8.56%
NII-Year 2	(7.15)%	5.71%	10.73%
EVE	(6.26)%	4.18%	8.20%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of March 31, 2020. The projected results for NII and EVE reflected an asset sensitive position, which has increased in recent quarters due to elevated variable rate loan production. First Financial continues to manage its balance sheet with a bias toward neutrality or slight asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2020 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	5.68%	3.72%	9.51%	7.61%
NII-Year 2	6.67%	4.75%	11.66%	9.80%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2019 Annual Report.  There were no changes to the accounting policies for goodwill, pension and income taxes during the three months ended March 31, 2020. Subsequent to the adoption of ASC 326 in the first quarter of 2020, the Company's accounting policy for the ACL - loans and leases is now as follows:

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management's determination of the adequacy of the ACL is based on an assessment of the expected credit losses on loan and leases over the expected life of the loan. The ACL is generally increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged off when management believes that the collection of the principal amount owed in full, either through payments from the borrower or from the liquidation of collateral, is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan. Accrued interest receivable on loans and leases is excluded from the estimate of credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the Qualitative Framework.

First Financial quantitatively models expected credit loss using Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) over the Reasonable and Supportable (“R&S”) forecast, reversion and post-reversion periods.
Utilizing third-party software, the Bank forecasts PD by using a parameterized transition matrix approach. Average transition matrices are calculated over the Through the Cycle ("TTC") period, which was defined as the period from December 2007 to December 2016. TTC transition matrices are adjusted under forward-looking macroeconomic expectations to obtain R&S forecasts.

First Financial is not required to develop forecasts over the full contractual term of the financial asset or group of financial assets. Rather, for periods beyond which the entity is able to make or obtain R&S forecasts of expected credit losses, the Company reverts in a straight line manner over a one year period to an average TTC loss level that is reflective of the prepayment adjusted contractual term of the financial asset or group of financial assets. The R&S forecast period, elected by the bank to be two years, is forecasted using econometric data sourced from an industry-leading independent third party.

FFB utilizes the non-parametric loss curve approach embedded within the third-party software for estimating LGD. The PD multiplied by LGD produces an expected loss rate that, when calculating the ACL, is applied to contractual loan cash flows, adjusted for expected future rates of principal prepayments.

The Company adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The Qualitative Framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base model.

Loans that do not share risk characteristics are evaluated on an individual basis. First Financial will typically evaluate on an individual basis any loans that are on nonaccrual, designated as a TDR, or reasonably expected to be designated as a TDR. When management determines that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the credit card balance.

To the extent actual outcomes differ from management's estimates, additional provision for credit losses may be required that would impact First Financial's operating results.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2020, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements.  Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements.  Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation:

•	economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business;

•	future credit quality and performance, including our expectations regarding future loan losses and our allowance for credit losses;

•
the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iv) management’s ability to effectively execute its business plans;

•	mergers and acquisitions, including costs or difficulties related to the integration of acquired companies;

•	the possibility that any of the anticipated benefits of the Company’s acquisitions will not be realized or will not be realized within the expected time period;

•	the effect of changes in accounting policies and practices;

•	changes in consumer spending, borrowing and saving and changes in unemployment;

•	changes in customers’ performance and creditworthiness;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•
current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth;

•
the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (“COVID-19”), global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products;

•
our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;

•
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•
the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;

•	the effect of a fall in stock market prices on our brokerage, asset and wealth management businesses;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin; and

•	our ability to develop and execute effective business plans and strategies.

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in the Form 10-K for the year ended December 31, 2019, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov. All forward-looking statements included in this filing are made as of the date hereof and are based on information available at the time of the filing. Except as required by law, the Company does not assume any obligation to update any forward-looking statement.

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

Changes in Internal Control over Financial Reporting
Effective January 1, 2020, First Financial adopted the CECL accounting standard. The Company designed new controls and modified existing controls in conjunction with its adoption. These additional controls over financial reporting included controls over model creation and design, model governance and model assumptions, among others. There were no other changes in First Financial's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.	Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2019.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.
The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•
The duration, extent, and severity of the pandemic.  COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

•
The response of governmental and nongovernmental authorities.  Many of the actions taken by authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses. These actions are not consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•
The effect on our customers, counterparties, employees, and third-party service providers.  COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational, and other risks are generally expected to increase.

•
The effect on economies and markets.  Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting.

•
The success of hardship relief efforts to bridge the gap to reopening the economy.  The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including the Bank, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

The duration of these business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. You should consider that the effects of COVID-19 could be particularly pronounced with respect to certain of our lending portfolios:

•
Commercial real estate-retail, including retail shopping centers, due to declining interest in such spaces by their users and declining interest in visiting large shared spaces. As of March 31, 2020, the retail portion of our ICRE portfolio was $846 million, or 11% of our loan portfolio.

•	Residential real estate, due to customers' potential loss of income. As of March 31, 2020, this portfolio was $1.1 billion, or 12% of our loan portfolio.

•
Franchise, which primarily includes quick service and casual dining, due to stay at home orders and requirements that restaurants provide carry-out only service. As of March 31, 2020, this portfolio was $455 million, or 4.9% of our loan portfolio.

•
Hospitality, including hotel and motel lending, due to travel limitations implemented by governments and businesses as well as declining interest in travel generally. As of March 31, 2020, this portfolio was $401 million, or 4.3% of our loan portfolio.

In March 2020, we announced programs to support customers, employees, and communities during the COVID-19 pandemic. A significant number of our borrowers have enrolled in one of our programs to defer all loan payments for up to 90 days. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.
The cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses. In addition, we have sold mortgage loans in the secondary market. When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify investors in the event we breach a representation or warranty given to the loan purchaser or in the event of an early payment default. Higher delinquencies as a result of COVID-19 may result in our having to repurchase a significantly larger amount of delinquent mortgage loans than are currently reserved for in our financial statements and result in them being placed on our books, subjecting us to the risk of a potential default.
The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The outbreak of COVID-19, or an outbreak of other highly infectious or contagious diseases, could disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. We rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We have already shifted a substantial portion of our workforce to work remotely and have restricted access to our branch lobbies. However, we could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in one or more of our market areas. We also face heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.
The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions' net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.
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
In addition, the continued spread of COVID-19 has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. In addition, in March 2020, Moody's Investor Services downgraded its outlook on U.S. banks to "negative" from "stable" due in part to the concerns presented by the coronavirus pandemic. This market volatility has resulted in a significant decline, and we may continue to experience further declines, in our stock price and market capitalization, which could result in goodwill impairment charges.
Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies, including impacts related to the COVID-19 pandemic, may increase our credit losses, which would negatively affect our financial results.
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
The sharp deterioration in the United States economy that has resulted from the COVID-19 virus and the actions taken by the federal and state governments to slow the spread of that virus have resulted in a significant increase in the unemployment rate throughout the United States, including in the local economies in which we conduct business. We anticipate that this increase in unemployment will affect the ability of some of our clients to repay their loans on a timely basis and will adversely affect the financial results of our commercial clients in localities with high unemployment, resulting in loan defaults and the possible impairments in the value of our collateral. These developments could adversely impact our results of operations and financial condition, although the extent of such impact cannot be determined at this time and may be muted by the Bank's implementation of hardship relief programs that include payment deferral and short-term funding options.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
Like all financial institutions, we maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for credit losses may not be sufficient to cover actual loan losses, and future provision for credit losses could materially and affect our operating results. The accounting measurements related to impairment and the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
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
We adopted CECL in the first quarter of 2020, including the regulatory phase-in. As a result, credit loss allowances increased in the quarter ended March 31, 2020, by approximately $100.0 million, resulting in a corresponding decrease in retained earnings and a delayed impact to regulatory capital. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. As a result of COVID-19, we incurred a significant provision expense of $23.9 million in the first quarter of 2020 and may incur significant provision expense for credit losses in future periods as well.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows the total number of shares repurchased in the first quarter of 2020.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased Under the Plans
January 1 to January 31, 2020	0	$0.00	0	2,246,728
February 1 to February 29, 2020	170,000	$21.90	170,000	2,076,728
March 1 to March 31, 2020	710,000	$18.26	710,000	1,366,728
Total	880,000	$18.96	880,000

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

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	5/8/2020	Date	5/8/2020