Form 10-Q
period 2020-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2020-08-07
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2020

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 97,996,136 shares outstanding at August 6, 2020.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ACL	Allowance for credit losses	FRB	Federal Reserve Bank
ALLL	Allowance for loan and lease losses	GAAP	U.S. Generally Accepted Accounting Principles
Allowance	Collectively or individually, Allowance for credit losses and Allowance for loan and lease losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	Insignificant	Less than $0.1 million
ASC	Accounting standards codification	IRLC	Interest rate lock commitment
ASU	Accounting standards update	LGD	Loss Given Default
Bank	First Financial Bank	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	MSFG	MainSource Financial Group, Inc.
BGF or Bannockburn	Bannockburn Global Forex, LLC	N/A	Not applicable
Bp/bps	Basis point(s)	NII	Net interest income
BOLI	Bank owned life insurance	OBS	Off-balance sheet
CDs	Certificates of deposit	OREO	Other real estate owned
C&I	Commercial & industrial	PCA	Prompt corrective action
CRE	Commercial real estate	PCD	Purchased credit deteriorated
Company	First Financial Bancorp.	PCI	Purchase credit impaired
DDA	Demand deposit account	PD	Probability of default
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PPP	Paycheck Protection Program
EAD	Exposure at Default	PPPLF	Paycheck Protection Program Liquidity Facility
ERM	Enterprise risk management	R&S	Reasonable and Supportable
EVE	Economic value of equity	ROU	Right-of-use
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Topic 842	FASB ASC Topic 842, Leasing
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FRB	Federal Reserve Bank	TTC	Through the cycle
First Financial	First Financial Bancorp.	USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$283,639	$200,691
Interest-bearing deposits with other banks	38,845	56,948
Investment securities available-for-sale, at fair value (amortized cost $2,815,199 at June 30, 2020 and $2,798,298 at December 31, 2019)	2,897,413	2,852,084
Investment securities held-to-maturity (fair value $132,956 at June 30, 2020 and $142,821 at December 31, 2019)	127,347	142,862
Other investments	132,366	125,020
Loans held for sale	43,950	13,680
Loans and leases
Commercial & industrial	3,322,374	2,465,877
Lease financing	80,087	88,364
Construction real estate	506,085	493,182
Commercial real estate	4,343,702	4,194,651
Residential real estate	1,043,745	1,055,949
Home equity	764,171	771,869
Installment	79,150	82,589
Credit card	42,397	49,184
Total loans and leases	10,181,711	9,201,665
Less: Allowance for credit losses (1)	158,661	57,650
Net loans and leases	10,023,050	9,144,015
Premises and equipment	211,164	214,506
Goodwill	937,771	937,771
Other intangibles	70,325	76,201
Accrued interest and other assets	1,105,020	747,847
Total assets	$15,870,890	$14,511,625

Liabilities
Deposits
Interest-bearing demand	$2,657,841	$2,364,881
Savings	3,287,314	2,960,979
Time	2,241,212	2,240,441
Total interest-bearing deposits	8,186,367	7,566,301
Noninterest-bearing	3,515,048	2,643,928
Total deposits	11,701,415	10,210,229
Federal funds purchased and securities sold under agreements to repurchase	154,347	165,181
FHLB short-term borrowings	0	1,151,000
Total short-term borrowings	154,347	1,316,181
Long-term debt	1,285,767	414,376
Total borrowed funds	1,440,114	1,730,557
Accrued interest and other liabilities	508,342	323,134
Total liabilities	13,649,871	12,263,920

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2020 and 2019	1,635,070	1,640,771
Retained earnings	675,532	711,249
Accumulated other comprehensive income (loss)	36,431	13,323
Treasury stock, at cost, 6,262,936 shares in 2020 and 5,790,796 shares in 2019	(126,014)	(117,638)
Total shareholders' equity	2,221,019	2,247,705
Total liabilities and shareholders' equity	$15,870,890	$14,511,625
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Loans and leases, including fees	$105,900	$126,365	$221,675	$249,421
Investment securities
Taxable	18,476	23,616	37,481	47,851
Tax-exempt	4,937	4,336	9,519	8,594
Total interest on investment securities	23,413	27,952	47,000	56,445
Other earning assets	47	206	189	416
Total interest income	129,360	154,523	268,864	306,282
Interest expense
Deposits	11,751	20,612	28,116	39,855
Short-term borrowings	1,274	6,646	6,361	12,606
Long-term borrowings	4,759	4,963	8,529	10,004
Total interest expense	17,784	32,221	43,006	62,465
Net interest income	111,576	122,302	225,858	243,817
Provision for credit losses - loans and leases (1)	17,859	6,658	41,739	20,741
Provision for credit losses - unfunded commitments (1)	2,370	(132)	3,938	(126)
Net interest income after provision for credit losses	91,347	115,776	180,181	223,202
Noninterest income
Service charges on deposit accounts	6,001	9,819	14,436	18,722
Trust and wealth management fees	4,114	3,943	8,583	8,013
Bankcard income	2,844	6,497	5,542	12,083
Client derivative fees	2,984	4,905	6,089	6,609
Foreign exchange income	6,576	17	16,542	17
Net gain from sales of loans	16,662	3,432	19,493	5,322
Net gain (loss) on sales/transfers of investment securities	2	(37)	(57)	(215)
Other	3,542	6,062	7,481	10,914
Total noninterest income	42,725	34,638	78,109	61,465
Noninterest expenses
Salaries and employee benefits	55,925	53,985	110,747	101,897
Net occupancy	5,378	5,596	11,482	12,226
Furniture and equipment	3,681	4,222	7,734	7,638
Data processing	7,019	4,984	13,408	10,111
Marketing	1,339	1,976	2,559	3,582
Communication	907	747	1,797	1,475
Professional services	2,205	2,039	4,480	4,291
State intangible tax	1,514	1,307	3,030	2,617
FDIC assessments	1,290	1,065	2,695	2,015
Intangible assets amortization	2,791	2,044	5,583	4,089
Other	6,640	6,545	14,840	13,062
Total noninterest expenses	88,689	84,510	178,355	163,003
Income before income taxes	45,383	65,904	79,935	121,664
Income tax expense	7,990	13,201	13,914	23,122
Net income	$37,393	$52,703	$66,021	$98,542
Net earnings per common share - basic	$0.38	$0.54	$0.68	$1.01
Net earnings per common share - diluted	$0.38	$0.53	$0.67	$1.00
Cash dividends declared per share	$0.23	$0.22	$0.46	$0.44
Average common shares outstanding - basic	97,220,748	98,083,799	97,478,719	98,005,379
Average common shares outstanding - diluted	97,988,600	98,648,384	98,172,408	98,542,947
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$37,393	$52,703	$66,021	$98,542
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	24,290	24,510	22,427	48,015
Change in retirement obligation	353	246	681	536
Unrealized gain (loss) on derivatives	0	72	0	144
Other comprehensive income (loss)	24,643	24,828	23,108	48,695
Comprehensive income	$62,036	$77,531	$89,129	$147,237

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2019	104,281,794	$1,622,554	$626,408	$(19,635)	(5,667,922)	$(98,908)	$2,130,419
Impact of cumulative effect of change in accounting principles			415				415
Net income			52,703				52,703
Other comprehensive income (loss)				24,828			24,828
Cash dividends declared:
Common stock at $0.22 per share			(21,796)				(21,796)
Restricted stock awards, net of forfeitures		(621)			33,818	475	(146)
Share-based compensation expense		1,766					1,766
Balance at June 30, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189
Balance at April 1, 2020	104,281,794	$1,633,950	$660,653	$11,788	(6,312,836)	$(127,008)	$2,179,383
Net income			37,393				37,393
Other comprehensive income (loss)				24,643			24,643
Cash dividends declared:
Common stock at $0.23 per share			(22,514)				(22,514)
Restricted stock awards, net of forfeitures		(1,076)			49,900	994	(82)
Share-based compensation expense		2,196					2,196
Balance at June 30, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of adoption of new accounting principles			2,636	906			3,542
Net income			98,542				98,542
Other comprehensive income (loss)				48,695			48,695
Cash dividends declared:
Common stock at $0.44 per share			(43,462)				(43,462)
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(6,225)			280,846	3,996	(2,229)
Share-based compensation expense		4,762					4,762
Balance at June 30, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			66,021				66,021
Other comprehensive income (loss)				23,108			23,108
Cash dividends declared:
Common stock at $0.46 per share			(44,856)				(44,856)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(9,294)			397,455	8,098	(1,196)
Share-based compensation expense		3,733					3,733
Balance at June 30, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities
Net income	$66,021	$98,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45,677	20,741
Depreciation and amortization	14,790	13,031
Stock-based compensation expense	3,733	4,762
Pension expense (income)	926	520
Net amortization (accretion) on investment securities	8,372	5,612
Net (gain) loss on sales of investment securities	57	215
Originations of loans held for sale	(385,371)	(138,994)
Net gains from sales of loans held for sale	(19,493)	(5,322)
Proceeds from sales of loans held for sale	374,594	128,445
Deferred income taxes	(9,752)	13,415
Amortization of operating leases	4,001	3,648
Payments for operating leases	(3,873)	(3,759)
Decrease (increase) cash surrender value of life insurance	(1,098)	(2,074)
Decrease (increase) in interest receivable	(11,611)	(2,834)
(Decrease) increase in interest payable	(3,240)	604
Decrease (increase) in other assets	(330,072)	(114,345)
(Decrease) increase in other liabilities	180,120	37,540
Net cash provided by (used in) operating activities	(66,219)	59,747

Investing activities
Proceeds from sales of securities available-for-sale	41,303	115,640
Proceeds from calls, paydowns and maturities of securities available-for-sale	401,771	247,652
Purchases of securities available-for-sale	(456,917)	(412,052)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	15,664	6,457
Purchases of other investment securities	(18,659)	(11,620)
Net decrease (increase) in interest-bearing deposits with other banks	18,103	(63,930)
Net decrease (increase) in loans and leases	(982,748)	(173,882)
Proceeds from disposal of other real estate owned	977	654
Purchases of premises and equipment	(9,758)	(7,805)
Net cash provided by (used in) investing activities	(990,264)	(298,886)

Financing activities
Net (decrease) increase in total deposits	1,491,186	(31,272)
Net (decrease) increase in short-term borrowings	(1,161,834)	272,630
Payments on long-term debt	(90,133)	(25,376)
Proceeds from long-term borrowings	811,772	0
Proceeds from issuance of long-term borrowings	150,000	0
Cash dividends paid on common stock	(44,946)	(43,460)
Treasury stock purchase	(16,686)	0
Proceeds from exercise of stock options	72	90
Net cash provided by (used in) financing activities	1,139,431	172,612

Cash and due from banks
Change in cash and due from banks	82,948	(66,527)
Cash and due from banks at beginning of period	200,691	236,221
Cash and due from banks at end of period	$283,639	$169,694

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$0	$519
Liabilities assumed	0	5
Goodwill	$0	$(524)
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

COVID-19. In the first half of 2020, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The potential financial impact from the pandemic is unknown at this time, however prolonged disruption may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.

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

Nearly all of the HTM securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. Accrued interest receivable on held-to maturity debt securities, which totaled $0.2 million as of June 30, 2020, is excluded from the estimate of credit losses.

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

If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $12.3 million as of June 30, 2020, is excluded from the estimate of credit losses.

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

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the Qualitative Framework.

First Financial quantitatively models expected credit loss using PD, LGD and EAD over the R&S forecast period, reversion and post-reversion periods.
Utilizing third-party software, the Bank forecasts PD by using a parameterized transition matrix approach. Average transition matrices are calculated over the TTC period, which was defined as the period from December 2007 to December 2016. TTC transition matrices are adjusted under forward-looking macroeconomic expectations to obtain R&S forecasts.
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

FFB utilizes a non-parametric loss curve approach embedded within a third-party software for estimating LGD. The PD multiplied by LGD produces an expected loss rate that, when calculating the ACL, is applied to contractual loan cash flows, adjusted for expected future rates of principal prepayments.
The Company adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The Qualitative Framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base quantitative model.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the credit card balance.

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

NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2020

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previously required incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $56.9 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. As detailed in the following table, the transition adjustment included a $61.5 million increase to ACL, a $12.2 million increase in the ACL for unfunded commitments and a $16.8 million decrease in deferred tax liabilities.

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

The impact of adopting ASC 326 was as follows:

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
NOTE 3:  INVESTMENTS

For the three months ended June 30, 2020, there were sales of $11.4 million of AFS securities with gross realized gains of $0.1 million and gross realized losses of $0.1 million. For the six months ended June 30, 2020, there were sales of $41.3 million of AFS securities with $0.1 million gross realized gains and $0.1 million gross realized losses. For the three and six months ended June 30, 2019, there were $115.6 million sales of AFS securities with $0.7 million gross realized gains and $0.7 million gross realized losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of 2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income.

The following is a summary of HTM and AFS investment securities as of June 30, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$4	$0	$103
Securities of U.S. government agencies and corporations	0	0	0	0	116	2	0	118
Mortgage-backed securities - residential	18,560	364	0	18,924	413,981	17,630	(88)	431,523
Mortgage-backed securities - commercial	90,005	4,000	0	94,005	489,962	11,016	(6,421)	494,557
Collateralized mortgage obligations	8,123	108	0	8,231	729,540	31,197	(139)	760,598
Obligations of state and other political subdivisions	10,659	1,137	0	11,796	711,854	36,206	(66)	747,994
Asset-backed securities	0	0	0	0	380,715	2,290	(6,947)	376,058
Other securities	0	0	0	0	88,932	173	(2,643)	86,462
Total	$127,347	$5,609	$0	$132,956	$2,815,199	$98,518	$(16,304)	$2,897,413

The following is a summary of HTM and AFS investment securities as of December 31, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$1	$0	$100
Securities of U.S. government agencies and corporations	0	0	0	0	156	2	0	158
Mortgage-backed securities - residential	20,818	122	(174)	20,766	421,945	9,709	(99)	431,555
Mortgage-backed securities - commercial	101,267	571	(1,225)	100,613	474,174	4,988	(2,644)	476,518
Collateralized mortgage obligations	9,763	0	(108)	9,655	769,076	16,753	(385)	785,444
Obligations of state and other political subdivisions	11,014	804	(31)	11,787	652,986	23,729	(462)	676,253
Asset-backed securities	0	0	0	0	400,081	1,414	(1,064)	400,431
Other securities	0	0	0	0	79,781	1,959	(115)	81,625
Total	$142,862	$1,497	$(1,538)	$142,821	$2,798,298	$58,555	$(4,769)	$2,852,084

The following table provides a summary of investment securities by contractual maturity as of June 30, 2020, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$4,126	$4,162
Due after one year through five years	0	0	55,428	56,534
Due after five years through ten years	4,840	5,720	153,966	156,133
Due after ten years	5,819	6,076	587,481	617,848
Mortgage-backed securities - residential	18,560	18,924	413,981	431,523
Mortgage-backed securities - commercial	90,005	94,005	489,962	494,557
Collateralized mortgage obligations	8,123	8,231	729,540	760,598
Asset-backed securities	0	0	380,715	376,058
Total	$127,347	$132,956	$2,815,199	$2,897,413

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment is considered other than temporary, requiring a write-down to fair value. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of June 30, 2020 or December 31, 2019.

As of June 30, 2020, the Company's investment securities portfolio consisted of 1,290 securities, of which 133 were in an unrealized loss position. As of December 31, 2019, the Company's investment securities portfolio consisted of 1,273 securities, of which 140 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of June 30, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	16,202	(88)	0	0	16,202	(88)
Mortgage-backed securities - commercial	131,442	(2,627)	32,987	(3,794)	164,429	(6,421)
Collateralized mortgage obligations	43,648	(139)	1	0	43,649	(139)
Obligations of state and other political subdivisions	37,979	(66)	0	0	37,979	(66)
Asset-backed securities	190,047	(4,702)	65,165	(2,245)	255,212	(6,947)
Other securities	58,500	(2,126)	4,303	(517)	62,803	(2,643)
Total	$477,818	$(9,748)	$102,456	$(6,556)	$580,274	$(16,304)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	40,190	(209)	11,063	(64)	51,253	(273)
Mortgage-backed securities - commercial	111,658	(298)	104,069	(3,571)	215,727	(3,869)
Collateralized mortgage obligations	85,248	(297)	30,628	(196)	115,876	(493)
Obligations of state and other political subdivisions	118,623	(457)	7,950	(36)	126,573	(493)
Asset-backed securities	125,889	(553)	54,963	(511)	180,852	(1,064)
Other securities	0	0	5,649	(115)	5,649	(115)
Total	$481,608	$(1,814)	$214,322	$(4,493)	$695,930	$(6,307)

For further detail on the fair value of investment securities, see Note 16 – Fair Value Disclosures.

NOTE 4:  LOANS AND LEASES

First Financial offers clients a variety of commercial and consumer loan and lease products with diverse interest rates and payment terms. Commercial loan categories include C&I, CRE, construction real estate and lease financing. Consumer loan categories include residential real estate, home equity, installment and credit card.

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

In accordance with the CARES Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations. PPP loans are eligible to be forgiven provided certain conditions are met. As of June 30, 2020, First Financial had $885.3 million in PPP loans, net of unearned fees of $27.6 million.

Credit Quality. To facilitate the monitoring of credit quality for commercial loans, First Financial utilizes the following categories of credit grades:

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

The following table sets forth the Company's loan portfolio at June 30, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,150,804	$529,061	$439,614	$272,402	$165,821	$171,232	$2,728,934	$466,791	$3,195,725
Special mention	7,317	6,963	10,714	14,726	4,728	5,513	49,961	19,083	69,044
Substandard	3,587	1,574	10,668	25,110	7,638	1,970	50,547	7,058	57,605
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,161,708	$537,598	$460,996	$312,238	$178,187	$178,715	$2,829,442	$492,932	$3,322,374
Lease financing
Pass	$7,803	$31,227	$14,775	$10,114	$7,097	$6,079	$77,095	$0	$77,095
Special mention	345	0	0	11	0	0	356	0	356

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Substandard	13	0	1,422	848	353	0	2,636	0	2,636
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,161	$31,227	$16,197	$10,973	$7,450	$6,079	$80,087	$0	$80,087
Construction real estate
Pass	$24,877	$165,278	$227,147	$44,944	$24,074	$1,524	$487,844	$17,616	$505,460
Special mention	0	625	0	0	0	0	625	0	625
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$24,877	$165,903	$227,147	$44,944	$24,074	$1,524	$488,469	$17,616	$506,085
Commercial real estate - investor
Pass	$256,719	$1,084,317	$455,838	$493,692	$367,148	$462,449	$3,120,163	$37,023	$3,157,186
Special mention	959	57	0	18,637	17,948	23,819	61,420	0	61,420
Substandard	6,250	4,334	18,074	722	95	2,538	32,013	0	32,013
Doubtful	0	0	0	0	0	0	0	0	0
Total	$263,928	$1,088,708	$473,912	$513,051	$385,191	$488,806	$3,213,596	$37,023	$3,250,619
Commercial real estate - owner
Pass	$94,724	$176,419	$175,531	$151,011	$154,311	$256,525	$1,008,521	$39,180	$1,047,701
Special mention	464	1,890	3,158	4,667	3,937	16,833	30,949	265	31,214
Substandard	513	1,580	3,290	4,530	1,499	2,756	14,168	0	14,168
Doubtful	0	0	0	0	0	0	0	0	0
Total	$95,701	$179,889	$181,979	$160,208	$159,747	$276,114	$1,053,638	$39,445	$1,093,083
Residential real estate
Performing	$140,736	$292,781	$147,602	$85,084	$75,577	$295,235	$1,037,015	$0	$1,037,015
Nonperforming	100	309	65	853	467	4,936	6,730	0	6,730
Total	$140,836	$293,090	$147,667	$85,937	$76,044	$300,171	$1,043,745	$0	$1,043,745
Home equity
Performing	$30,522	$24,380	$21,470	$13,577	$12,289	$52,983	$155,221	$604,913	$760,134
Nonperforming	0	0	58	39	0	259	356	3,681	4,037
Total	$30,522	$24,380	$21,528	$13,616	$12,289	$53,242	$155,577	$608,594	$764,171
Installment
Performing	$13,836	$20,313	$14,889	$11,993	$3,333	$4,492	$68,856	$10,137	$78,993
Nonperforming	10	50	18	26	12	41	157	0	157
Total	$13,846	$20,363	$14,907	$12,019	$3,345	$4,533	$69,013	$10,137	$79,150
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$42,002	$42,002
Nonperforming	0	0	0	0	0	0	0	395	395
Total	$0	$0	$0	$0	$0	$0	$0	$42,397	$42,397
Grand Total	$1,739,579	$2,341,158	$1,544,333	$1,152,986	$846,327	$1,309,184	$8,933,567	$1,248,144	$10,181,711

Commercial and consumer credit exposure by risk attribute as of December 31, 2019 was as follows:

	As of December 31, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,324,021	$493,182	$4,108,752	$85,262	$7,011,217
Special Mention	100,954	0	59,383	488	160,825
Substandard	40,902	0	26,516	2,614	70,032
Doubtful	0	0	0	0	0
Total	$2,465,877	$493,182	$4,194,651	$88,364	$7,242,074

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$1,040,787	$766,169	$82,385	$48,983	$1,938,324
Nonperforming	15,162	5,700	204	201	21,267
Total	$1,055,949	$771,869	$82,589	$49,184	$1,959,591

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$474	$194	$13,573	$14,241	$3,308,133	$3,322,374	$0
Lease financing	0	0	0	0	80,087	80,087	0
Construction real estate	0	0	0	0	506,085	506,085	0
Commercial real estate-investor	119	13,790	5,660	19,569	3,231,050	3,250,619	0
Commercial real estate-owner	1,663	110	1,853	3,626	1,089,457	1,093,083	0
Residential real estate	1,790	1,421	3,520	6,731	1,037,014	1,043,745	0
Home equity	596	969	2,471	4,036	760,135	764,171	0
Installment	46	40	69	155	78,995	79,150	0
Credit card	191	79	125	395	42,002	42,397	124
Total	$4,879	$16,603	$27,271	$48,753	$10,132,958	$10,181,711	$124

	As of December 31, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,266	$3,332	$14,518	$19,116	$2,443,680	$2,462,796	$3,081	$2,465,877	$0
Lease financing	0	0	0	0	88,364	88,364	0	88,364	0
Construction real estate	0	0	0	0	493,167	493,167	15	493,182	0
Commercial real estate	776	857	5,613	7,246	4,151,513	4,158,759	35,892	4,194,651	0
Residential real estate	8,032	1,928	5,031	14,991	1,014,138	1,029,129	26,820	1,055,949	0
Home equity	2,530	1,083	2,795	6,408	762,863	769,271	2,598	771,869	0
Installment	111	50	148	309	82,022	82,331	258	82,589	0
Credit card	208	75	201	484	48,700	49,184	0	49,184	201
Total	$12,923	$7,325	$28,306	$48,554	$9,084,447	$9,133,001	$68,664	$9,201,665	$201

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, performing loans that demonstrated limited signs of credit deterioration, but were modified to provide borrowers relief over a period not exceeding 180 days during the COVID-19 pandemic were not considered to be TDR as of June 30, 2020.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 175 TDRs totaling $41.0 million at June 30, 2020, including $8.4 million on accrual status and $32.7 million classified as nonaccrual. First Financial had $0.2 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $4.8 million related to TDRs at June 30, 2020. Additionally, as of June 30, 2020, $5.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	5	$2,121	$2,121	1	$14,889	$14,889
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	1	42	42
Residential real estate	4	439	416	12	2,008	1,713
Home equity	2	40	40	11	306	277
Installment	0	0	0	0	0	0
Total	11	$2,600	$2,577	25	$17,245	$16,921

	Six months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	7	$13,504	$13,504	6	$22,527	$22,550
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	7	1,365	1,274
Residential real estate	18	1,568	1,489	17	2,466	2,171
Home equity	6	226	226	12	323	294
Installment	1	26	15	0	0	0
Total	32	$15,324	$15,234	42	$26,681	$26,289

For TDRs identified during the three and six months ended June 30, 2020, there were $0.7 million and $1.1 million, respectively, of chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three and six months ended June 30, 2019, there were no chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Extended maturities	$0	$0	$0	$2,877
Adjusted interest rates	0	0	0	5,284
Combination of rate and maturity changes	0	0	0	508
Forbearance	2,175	15,078	3,183	15,635
Other (1)	402	1,843	12,051	1,985
Total	$2,577	$16,921	$15,234	$26,289
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

For each of the three and six month periods ended June 30, 2020, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the three month period ended June 30, 2019, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the six months ended June 30, 2019, there were two TDR relationships for $6.8 million for which there was a payment default during the period that occurred within twelve months of the loan modification.

As stated in the CARES Act, loan modifications in response to COVID-19 that are less than 180 days past due and executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020 are not required to be reported as TDR. Through June 30, 2020, the Company modified 1,950 commercial loans with balances of $2.1 billion and 1,151 consumer loans with balances of $126.2 million in response to COVID-19 that are not considered TDRs.

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming for 2020 and impaired as of December 31, 2019. The following table provides information on nonperforming loans:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$21,466	$12,440	$33,906	$24,346
Lease financing	0	1,353	1,353	223
Construction real estate	0	0	0	0
Commercial real estate	8,473	5,529	14,002	7,295
Residential real estate	256	12,557	12,813	10,892
Home equity	0	5,604	5,604	5,242
Installment	0	201	201	167
Total nonaccrual loans	$30,195	$37,684	$67,879	$48,165
(1) Nonaccrual loans include nonaccrual TDRs of $32.7 million and $18.5 million as of June 30, 2020 and December 31, 2019, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,327	$1,467	$2,633	$3,080
Interest included in income
Nonaccrual loans	370	192	537	527
Troubled debt restructurings	68	269	303	505
Total interest included in income	438	461	840	1,032
Net impact on interest income	$889	$1,006	$1,793	$2,048

First Financial individually reviews all nonperforming loan relationships greater than $250,000 to determine if an individually evaluated allowance is necessary based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Individually evaluated allowances are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

First Financial's investment in impaired loans as of December 31, 2019 was as follows:

	As of December 31, 2019
(Dollars in thousands)	Current balance	Contractual principal balance	Related allowance
Loans with no related allowance recorded
Commercial & industrial	$16,726	$19,709	$0
Lease financing	223	223	0
Construction real estate	0	0	0
Commercial real estate	10,160	17,897	0
Residential real estate	14,868	17,368	0
Home equity	5,700	6,462	0
Installment	204	341	0
Total	47,881	62,000	0

Loans with an allowance recorded
Commercial & industrial	10,754	21,513	2,044
Lease financing	0	0	0
Construction real estate	0	0	0
Commercial real estate	671	675	113
Residential real estate	294	294	18
Home equity	0	0	0
Installment	0	0	0
Total	11,719	22,482	2,175

Total
Commercial & industrial	27,480	41,222	2,044
Lease financing	223	223	0
Construction real estate	0	0	0
Commercial real estate	10,831	18,572	113
Residential real estate	15,162	17,662	18
Home equity	5,700	6,462	0
Installment	204	341	0
Total	$59,600	$84,482	$2,175

First Financial's average impaired loans and interest income recognized by class for the three and six months ended June 30, 2019 were as follows:

	Three months ended		Six months ended
	June 30, 2019		June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$34,553	$212	$35,267	$491
Lease financing	298	0	206	0
Construction real estate	7	0	8	0
Commercial real estate	20,731	98	21,658	201
Residential real estate	15,787	69	16,290	155
Home equity	5,735	28	5,940	66
Installment	185	1	181	2
Total	77,296	408	79,550	915

Loans with an allowance recorded
Commercial & industrial	5,851	43	4,214	86
Lease financing	0	0	0	0
Construction real estate	0	0	0	0
Commercial real estate	1,707	4	1,641	23
Residential real estate	670	6	547	8
Home equity	0	0	0	0
Installment	0	0	0	0
Total	8,228	53	6,402	117

Total
Commercial & industrial	40,404	255	39,481	577
Lease financing	298	0	206	0
Construction real estate	7	0	8	0
Commercial real estate	22,438	102	23,299	224
Residential real estate	16,457	75	16,837	163
Home equity	5,735	28	5,940	66
Installment	185	1	181	2
Total	$85,524	$461	$85,952	$1,032

The following table provides collateral information by class of loan for collateral-dependent loans with a specific reserve. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.

	June 30, 2020
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Residential real estate	Total
Class of loan
Commercial & industrial	$10,711	$0	$12,875	$0	$23,586
Commercial real estate-investor	0	4,267	4,206	0	8,473
Commercial real estate-owner	0	0	0	0	0
Residential real estate	0	0	0	1,252	1,252
Total	$10,711	$4,267	$17,081	$1,252	$33,311

Lease financing. The Company prospectively applied FASB ASC Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first six months of 2020 and 2019 related to the implementation of FASB ASC Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,467	$1,665	$2,033	$1,401
Additions
Commercial & industrial	76	136	323	136
Residential real estate	0	768	146	1,272
Total additions	76	904	469	1,408
Disposals
Commercial & industrial	(38)	(248)	(217)	(270)
Residential real estate	(39)	(223)	(760)	(384)
Total disposals	(77)	(471)	(977)	(654)
Valuation adjustment
Commercial & industrial	470	(55)	470	(55)
Residential real estate	(64)	(622)	(123)	(679)
Total valuation adjustment	406	(677)	347	(734)
Balance at end of period	$1,872	$1,421	$1,872	$1,421
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $39.0 million as of June 30, 2020, is excluded from the estimate of credit losses.

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

First Financial models owner-occupied and investor CRE separately when determining the ACL. For owner occupied CRE, current period default rates are utilized in the modeling, and are adjusted for forecasted changes in the BAA bond spread, national rental vacancy rates and the consumer confidence index. Current period default rates are also utilized in the modeling of investor CRE loans, and are adjusted for forecasted changes in the BAA bond spread, multifamily building permits within the Bank’s geographic footprint and national rental vacancy rates. Changes in current period defaults and forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

The residential real estate ACL model is adjusted for forecasted changes in the housing price index, housing starts within the Bank’s geographic footprint and national single-family existing home sales. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

First Financial's ACL is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three and six months ended June 30, 2020 the ACL increased primarily due to First Financial's expectation of higher credit losses resulting from the COVID-19 pandemic.

The Company utilized the final Moody's June baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2020
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,410	$1,494	$13,511	$53,154	$11,284	$14,827	$1,238	$2,967	$143,885
Provision for credit losses	6,018	(63)	1,832	10,799	(648)	(319)	(32)	272	17,859
Gross charge-offs	(1,282)	0	0	(2,037)	(148)	(428)	(7)	(234)	(4,136)
Recoveries	275	0	14	424	93	156	27	64	1,053
Total net charge-offs	(1,007)	0	14	(1,613)	(55)	(272)	20	(170)	(3,083)
Ending allowance for credit losses	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661

	Three months ended June 30, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$19,926	$1,373	$2,793	$20,400	$5,043	$5,250	$380	$1,557	$56,722
Provision for credit losses	6,242	20	121	(211)	14	174	32	266	6,658
Loans charged off	(1,873)	0	0	(86)	(150)	(689)	(78)	(289)	(3,165)
Recoveries	291	0	5	254	101	572	61	50	1,334
Total net charge-offs	(1,582)	0	5	168	(49)	(117)	(17)	(239)	(1,831)
Ending allowance for credit losses	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549

	Six months ended June 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	22,034	342	1,383	16,026	(90)	1,219	43	782	41,739
Loans charged off	(2,373)	0	0	(2,041)	(263)	(695)	(68)	(545)	(5,985)
Recoveries	2,275	0	14	658	145	495	58	107	3,752
Total net charge-offs	(98)	0	14	(1,383)	(118)	(200)	(10)	(438)	(2,233)
Ending allowance for credit losses	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661

	Six months ended June 30, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for credit losses	19,510	363	(562)	282	139	359	51	599	20,741
Loans charged off	(14,201)	(100)	0	(1,300)	(232)	(1,157)	(127)	(630)	(17,747)
Recoveries	531	0	68	327	137	757	109	84	2,013
Total net charge-offs	(13,670)	(100)	68	(973)	(95)	(400)	(18)	(546)	(15,734)
Ending allowance for credit losses	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549

The ACL balance and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 was as follows:

	As of December 31, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,044	$0	$0	$113	$18	$0	$0	$0	$2,175
Collectively evaluated for impairment	16,540	971	2,381	23,466	5,281	4,787	392	1,657	55,475
Ending allowance for credit losses	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650

Loans
Individually evaluated for impairment	$27,480	$223	$0	$10,831	$15,162	$5,700	$204	$0	$59,600
Collectively evaluated for impairment	2,438,397	88,141	493,182	4,183,820	1,040,787	766,169	82,385	49,184	9,142,065
Total loans	$2,465,877	$88,364	$493,182	$4,194,651	$1,055,949	$771,869	$82,589	$49,184	$9,201,665

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

The ACL on unfunded commitments was $16.7 million as of June 30, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded provision for credit losses on unfunded commitments of $2.4 million and $3.9 million, respectively, for the three and six month periods ended June 30, 2020, compared to a credit to the provision for unfunded commitments of $0.1 million in the comparative periods in 2019.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$937,771	$879,727	$937,771	$880,251
Goodwill resulting from business combinations	0	0	0	(524)
Balance at end of period	$937,771	$879,727	$937,771	$879,727

During the third quarter of 2019, First Financial recorded $58.0 million of additions to goodwill resulting from the Bannockburn acquisition. In the first quarter of 2019, First Financial recorded its final adjustments to goodwill related to the 2018 MSFG merger. For further detail on the acquisition of Bannockburn, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  In response to the COVID-19 pandemic and the related deterioration in general economic conditions, First Financial performed an interim impairment test as of June 30, 2020. First Financial does not believe as of June 30, 2020 that there is a sustained decrease in its share price in either absolute terms or in relation to peers. Therefore, First Financial did not record an impairment in the first half of 2020, but will continue to monitor the status of its goodwill and intangible assets for signs of further deterioration and potential impairment. First Financial performed its annual impairment test as of October 1, 2019 and no impairment was indicated at that time.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 7.5 years.

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

Amortization expense recognized on intangible assets for the three months ended June 30, 2020 and 2019 were $2.8 million and $2.0 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2020 and 2019 was $5.6 million and $4.1 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$51,031	$(24,337)	$51,031	$(21,149)
Customer list	39,420	(2,986)	39,420	(1,195)
Other	10,093	(2,896)	10,093	(1,999)
Total	$100,544	$(30,219)	$100,544	$(24,343)

NOTE 7:  LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. First Financial is primarily the lessee in its leasing agreements, and substantially all of those agreements are for real estate property for branches, ATM locations or office space.

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $69.1 million and $58.6 million at June 30, 2020 and December 31, 2019, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $76.7 million and $64.3 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019, respectively.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$1,981	$1,822	$4,001	$3,648
Short-term lease cost	40	0	81	1
Variable lease cost	626	633	1,267	1,230
Total operating lease cost	$2,647	$2,455	$5,349	$4,879

Future minimum commitments due under these lease agreements as of June 30, 2020 are as follows:

(Dollars in thousands)	Operating leases
2020 (remaining six months)	$3,593
2021	7,247
2022	7,381
2023	7,444
2024	7,127
Thereafter	64,734
Total lease payments	97,526
Less imputed interest	20,869
Total	$76,657

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	June 30, 2020	December 31, 2019
Operating leases
Weighted-average remaining lease term	15.3 years	15.6 years
Weighted-average discount rate	3.10%	3.43%

Supplemental cash information at June 30, 2020 and 2019 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,585	$1,936	$3,873	$3,759
ROU assets obtained in exchange for lease obligations
Operating leases	798	4,689	9,659	64,938

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$26,430
Collateralized mortgage obligations	80,917
Total	$107,347

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $107.0 million and $90.2 million as of June 30, 2020 and December 31, 2019, respectively.

First Financial had $47.0 million federal funds purchased at June 30, 2020 and $165.2 million as of December 31, 2019. The Company had no short-term borrowings with the FHLB at June 30, 2020 and had $1.2 billion at December 31, 2019. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial has a $30.0 million short-term credit facility with an unaffiliated bank that matures in September 2020. This facility can have a variable or fixed interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2020 and December 31, 2019, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2020 and December 31, 2019.

First Financial had $1.3 billion and $414.4 million of long-term debt as of June 30, 2020 and December 31, 2019, respectively, which included FRB borrowings, subordinated notes, FHLB long term advances and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FRB borrowings	$811,772	0.35%	$0	N/A
FHLB borrowings	153,117	1.75%	242,428	1.94%
Subordinated notes	321,176	4.88%	170,967	4.97%
Unamortized debt issuance costs	(2,962)	N/A	(1,007)	N/A
Lease liability	1,889	3.81%	1,213	4.48%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$1,285,767	1.65%	$414,376	3.20%

During the second quarter of 2020 First Financial participated in the PPPLF, which is a program created by the Federal Reserve to extend credit to eligible financial institutions that originate PPP loans. The bank had outstanding PPPLF advances of $811.8 million as of June 30, 2020, with an average interest rate of 35 basis points. These borrowings are secured by pledged PPP loans and prepay in conjunction with reductions in the principal balances of those loans.

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

In addition to subordinated notes, long-term debt included $153.1 million and $242.4 million of fixed rate FHLB long-term advances as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, long-term FHLB advances had a weighted average interest rate of 1.75%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$30,977	$2	$30,975	$(6,685)	$24,290	$39,401	$24,290	$63,691
Retirement obligation	0	(457)	457	(104)	353	(27,613)	353	(27,260)
Total	$30,977	$(455)	$31,432	$(6,789)	$24,643	$11,788	$24,643	$36,431

	Three months ended June 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$31,144	$(37)	$31,181	$(6,671)	$24,510	$12,810	$24,510	$37,320
Unrealized gain (loss) on derivatives	94	0	94	(22)	72	(145)	72	(73)
Retirement obligation	0	(320)	320	(74)	246	(32,300)	246	(32,054)
Total	$31,238	$(357)	$31,595	$(6,767)	$24,828	$(19,635)	$24,828	$5,193

	Six months ended June 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$28,543	$(57)	$28,600	$(6,173)	$22,427	$41,264	$22,427	$63,691
Retirement obligation	0	(882)	882	(201)	681	(27,941)	681	(27,260)
Total	$28,543	$(939)	$29,482	$(6,374)	$23,108	$13,323	$23,108	$36,431

	Six months ended June 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$60,869	$(215)	$61,084	$(13,069)	$48,015	$(11,601)	$48,015	$906	$37,320
Unrealized gain (loss) on derivatives	187	0	187	(43)	144	(217)	144	0	(73)
Retirement obligation	0	(695)	695	(159)	536	(32,590)	536	0	(32,054)
Total	$61,056	$(910)	$61,966	$(13,271)	$48,695	$(44,408)	$48,695	$906	$5,193

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2020 and 2019, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$2	$(37)	$(57)	$(215)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	102	106	202	206	Other noninterest expense
Recognized net actuarial loss (1)	(559)	(426)	(1,084)	(901)	Other noninterest expense
Defined benefit pension plan total	(457)	(320)	(882)	(695)
Total reclassifications for the period, before tax	$(455)	$(357)	$(939)	$(910)
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

At June 30, 2020, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among nineteen counterparties, with an estimated fair value of $217.3 million. At December 31, 2019, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $1.9 billion, spread among eighteen counterparties, with an estimated fair value of $67.5 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At June 30, 2020, the Company had total counterparty notional amount outstanding of $2.0 billion spread among six counterparties, with an estimated fair value of $4.9 million. At December 31, 2019, the Company had total counterparty notional amounts outstanding of $1.9 billion spread among 6 counterparties, with an estimated fair value of $18.3 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		June 30, 2020			December 31, 2019
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,201,284	$219,123	$(6)	$1,923,375	$70,799	$(2,636)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,201,284	6	(219,404)	1,923,375	2,636	(70,808)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	1,973,052	40,586	(35,709)	1,869,934	28,739	(10,433)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	1,973,052	35,709	(40,586)	1,869,934	10,433	(28,739)
Total		$8,348,672	$295,424	$(295,705)	$7,586,618	$112,607	$(112,616)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contacts recognized in the Consolidated Balance Sheets:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$219,410	$(444,174)	$(224,764)	$73,444	$(147,193)	$(73,749)
Foreign exchange contracts with counterparty	76,295	(76,866)	(571)	39,172	(41,202)	(2,030)
Total	$295,705	$(521,040)	$(225,335)	$112,616	$(188,395)	$(75,779)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2020:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,201,284	5.4	$219,117
Pay fixed, matched interest rate swaps with counterparty	2,201,284	5.4	(219,398)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$1,973,052	0.5	4,877
Foreign exchange contracts-receive USD	$1,973,052	0.5	(4,877)
Total client derivatives	$8,348,672	3.1	$(281)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $226.6 million as of June 30, 2020 and $216.2 million as of December 31, 2019. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.4 million at June 30, 2020 and $0.2 million at December 31, 2019.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2020, the notional amount of the IRLCs was $157.7 million and the notional amount of forward commitments was $132.7 million. As of December 31, 2019, the notional amount of IRLCs was $33.4 million and the notional amount of forward commitments was $37.8 million. The unrealized loss on these agreements was $0.7 million and $0.9 million at June 30, 2020 and December 31, 2019, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $16.7 million of ACL for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of June 30, 2020.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.4 billion at June 30, 2020 and $3.3 billion at December 31, 2019. As of June 30, 2020, loan commitments with a fixed interest rate totaled $142.8 million while commitments with variable interest rates totaled $3.3 billion. At December 31, 2019, loan commitments with a fixed interest rate totaled $123.7 million while commitments with variable interest rates totaled $3.2 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both June 30, 2020 and December 31, 2019 and have maturities ranging from less than one year to 30.8 years for June 30, 2020 and less than one year to 31.6 years for December 31, 2019.

The following table presents by type First Financial's active loan balances and related obligations to extend credit as of June 30, 2020.

(dollars in thousands)	Unfunded commitment	Loan balance
Commercial & industrial	$1,262,292	$3,322,374
Lease financing	0	80,087
Construction real estate	433,673	506,085
Commercial real estate-investor	135,504	3,250,619
Commercial real estate-owner	45,973	1,093,083
Residential real estate	32,773	1,043,745
Home equity	743,390	764,171
Installment	19,216	79,150
Credit card	193,729	42,397
Total	$2,866,550	$10,181,711

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $35.9 million and $33.4 million at June 30, 2020 and December 31, 2019, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Investments in affordable housing tax credits. First Financial has made investments in certain qualified affordable housing tax credits. These credits are indirect federal subsidies that provide tax incentives to encourage investment in the acquisition, development, and rehabilitation of affordable rental housing, and allow investors to claim tax credits and other tax benefits (such as deductions from taxable income for operating losses) on their federal income tax returns. The principal risk associated with qualified affordable housing investments is the potential for noncompliance with the tax code requirements, such as failure to rent property to qualified tenants, resulting in the unavailability or recapture of the tax credits and other tax benefits. Investments in affordable housing projects are accounted for under the proportional amortization method and are included in Accrued interest and other assets in the Consolidated Balance Sheets.

First Financial's affordable housing commitments totaled $34.1 million and $38.5 million as of June 30, 2020 and December 31, 2019, respectively. The Company recognized tax credits of $1.8 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. First Financial recognized tax credits of $3.7 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognized amortization expense, which was included in income tax expense, of $2.0 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively. First Financial had no affordable housing contingent commitments as of June 30, 2020 or December 31, 2019.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.7 million at June 30, 2020 and $3.1 million at December 31, 2019. The maximum exposure to loss related to these investments was $6.7 million at June 30, 2020 and $5.1 million at December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended June 30, 2020 and June 30, 2019. Investments in historic tax credits resulted in $0.2 million of tax credits for the six months ended June 30, 2020 and $0.1 million for the six months ended June 30, 2019.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2020. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2020 or December 31, 2019.

NOTE 12:  INCOME TAXES

For the second quarter 2020, income tax expense was $8.0 million, resulting in an effective tax rate of 17.6% compared with income tax expense of $13.2 million and an effective tax rate of 20.0% for the comparable period in 2019. For the first six months of 2020, income tax expense was $13.9 million, resulting in an effective tax rate of 17.4% compared with income tax expense of $23.1 million and an effective tax rate of 19.0% for the comparable period in 2019. The decrease in the effective tax rate is primarily due to lower pre-tax income in the first half of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity.

At June 30, 2020 and December 31, 2019, First Financial had $1.9 million and $2.4 million, respectively, of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The Company recognized $0.1 million of benefit related to the resolution of uncertain tax positions in the second quarter of 2020. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2020 and December 31, 2019, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2016 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2016 through 2019 remain open to examination by the federal taxing authority.

First Financial is no longer subject to state and local income tax examinations for years prior to 2012.  Tax years 2012 through 2019 remain open to state and local examination in various jurisdictions.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2020, or the year ended December 31, 2019, and does not expect to make cash contributions to the plan through the remainder of 2020.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$1,926	$1,545	$3,776	$3,295
Interest cost	607	689	1,207	1,389
Expected return on assets	(2,464)	(2,409)	(4,939)	(4,859)
Amortization of prior service cost	(102)	(106)	(202)	(206)
Net actuarial loss	559	426	1,084	901
Net periodic benefit cost (income)	$526	$145	$926	$520

NOTE 14:  REVENUE RECOGNITION

The majority of the Company’s revenues come from sources that are outside of the scope of ASU 2014-09, Revenue from Contracts with Customers. Income sources that are outside of this standard include income earned on loans, leases, securities, derivatives and foreign exchange The Company's services that fall within the scope of ASU 2014-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2020 was $5.6 million, which was partially offset by $2.8 million of expenses within Noninterest income. Gross interchange income for the second quarter of 2019 was $6.7 million, which was partially offset by $2.1 million of expenses. Gross interchange income for the first six months of 2020 was $11.3 million, which was partially offset by $5.8 million of expenses within Noninterest income. Gross interchange income for the first six months of 2019 was $15.2 million, which was partially offset by $5.0 million of expenses.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income available to common shareholders	$37,393	$52,703	$66,021	$98,542

Denominator
Weighted average shares outstanding for basic earnings per common share	97,220,748	98,083,799	97,478,719	98,005,379
Effect of dilutive securities
Employee stock awards	767,852	564,585	693,689	537,568
Adjusted weighted average shares for diluted earnings per common share	97,988,600	98,648,384	98,172,408	98,542,947

Earnings per share available to common shareholders
Basic	$0.38	$0.54	$0.68	$1.01
Diluted	$0.38	$0.53	$0.67	$1.00

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2020 and June 30, 2019.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2020
Financial assets
Cash and short-term investments	$322,484	$322,484	$322,484	$0	$0
Investment securities held-to-maturity	127,347	132,956	0	132,956	0
Other investments	132,366	N/A	N/A	N/A	N/A
Loans held for sale	43,950	43,950	0	43,950	0
Loans and leases	10,023,050	10,038,565	0	0	10,038,565
Accrued interest receivable	51,600	51,600	0	12,578	39,022

Financial liabilities
Deposits	11,701,415	11,714,041	0	11,714,041	0
Short-term borrowings	154,347	154,347	154,347	0	0
Long-term debt	1,285,767	1,280,963	0	1,280,963	0
Accrued interest payable	10,432	10,432	120	10,312	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and short-term investments	$257,639	$257,639	$257,639	$0	$0
Investment securities held-to-maturity	142,862	142,821	0	142,821	0
Other investments	125,020	N/A	N/A	N/A	N/A
Loans held for sale	13,680	13,680	0	13,680	0
Loans and leases	9,144,015	9,134,215	0	0	9,134,215
Accrued interest receivable	39,591	39,591	0	12,743	26,848

Financial liabilities
Deposits	10,210,229	10,209,790	0	10,209,790	0
Short-term borrowings	1,316,181	1,316,181	1,316,181	0	0
Long-term debt	414,376	414,937	0	414,937	0
Accrued interest payable	13,671	13,671	1,899	11,772	0

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2020
Assets
Investment securities available-for-sale	$104	$2,855,732	$41,577	$2,897,413
Interest rate derivative contracts	0	219,291	0	219,291
Foreign exchange derivative contracts	0	76,295	0	76,295
Total	$104	$3,151,318	$41,577	$3,192,999

Liabilities
Interest rate derivative contracts	$0	$220,323	$0	$220,323
Foreign exchange derivative contracts	0	76,295	0	76,295
Total	$0	$296,618	$0	$296,618

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2019
Assets
Investment securities available-for-sale	$100	$2,842,794	$9,190	$2,852,084
Interest rate derivative contracts	0	73,558	0	73,558
Foreign exchange derivative contracts	0	39,172	0	39,172
Total	$100	$2,955,524	$9,190	$2,964,814

Liabilities
Interest rate derivative contracts	$0	$73,750	$0	$73,750
Foreign exchange derivative contracts	$0	$39,172	$0	$39,172
Total	$0	$112,922	$0	$112,922

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2020 and June 30, 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning balance	$44,250	$13,355	$9,190	$14,715
Accretion (amortization)	3	(569)	19	(562)
Increase (decrease) in fair value	(8)	12	(38)	33
Settlements	(2,668)	0	32,406	(1,388)
Ending balance	$41,577	$12,798	$41,577	$12,798

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2020
Assets
Impaired loans	$0	$0	$28,859
OREO	0	0	489

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Impaired loans	$0	$0	$9,268
OREO	0	0	1,088

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $15.9 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 141 full service banking centers as of June 30, 2020. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $2.8 billion in assets under management as of June 30, 2020 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial aims to develop a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for long-term profitability and growth.  First Financial intends to concentrate plans for future growth and capital investment within its current metropolitan markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment its existing business and diversify its product suite and revenue streams. First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

BUSINESS COMBINATIONS

In August 2019, the Company acquired Bannockburn Global Forex, LLC, an industry-leading capital markets firm. The Cincinnati-based company provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and financial institutions across the United States. Bannockburn became a division of the Bank and continues to operate as Bannockburn Global Forex, taking advantage of its existing brand recognition within the foreign exchange industry. The total purchase consideration was $114.6 million, consisting of $53.7 million in cash and $60.9 million in First Financial common stock. The transaction resulted in First Financial recording $58.0 million of goodwill on the Consolidated Balance Sheet, which reflects the business’ high growth potential, and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.

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

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of these transactions.

COVID-19 CONSIDERATIONS

The Company's operations and financial results for the first half of 2020 were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health of both our clients and our associates. While banking center lobbies were closed for most of the second quarter, the

Company offered drive-through services in almost all locations. Sales associates, support teams and management effectively transitioned to working remotely, resulting in the majority of First Financial associates working from home. The Company also focused on enhancing remote, mobile and online processes to better support a bank anytime anywhere environment.

The Company quickly implemented distinct COVID-19 relief programs to provide comprehensive financial assistance to clients through payment deferrals, fee waivers, and suspension of vehicle repossessions and residential property foreclosures, among others. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, and the establishment of the Paycheck Protection Program. The Company's response to the PPP resulted in early successes in providing customer relief, and as of June 30, 2020, the Company had received over 8,000 PPP loan requests totaling $1.2 billion dollars, ultimately securing SBA funding for approximately 6,800 loans totaling $912.9 million dollars.

Further, as of June 30, 2020, the Company had modified $2.1 billion in commercial loans and $126.2 million in consumer loans to provide relief to borrowers adversely impacted by the pandemic. As provided under the CARES Act, these loan modifications in response to COVID-19 are not required to be reported as TDR if they were executed after March 1, 2020 with a deferral period less than 180 days for borrowers that were not more than 30 days past due as of December 31, 2019. The majority of the initial deferral modifications granted will expire in July and August of 2020, and the Company is beginning to receive requests for deferral extensions from certain clients. Borrowers requesting a second deferral will be subject to increased scrutiny, which includes comparison of recent financial information to pre-pandemic data.

Additionally, First Financial contributed $1.0 million in the first quarter of 2020 to help fund agencies providing COVID-19 relief efforts in the communities throughout its geographic footprint.

OVERVIEW OF OPERATIONS

Second quarter 2020 net income was $37.4 million and earnings per diluted common share were $0.38. This compares with second quarter 2019 net income of $52.7 million and earnings per diluted common share of $0.53. For the six months ended June 30, 2020, net income was $66.0 million and earnings per diluted common share were $0.67. This compares with net income of $98.5 million and earnings per diluted common share of $1.00 for the first six months of 2019.
Return on average assets for the second quarter 2020 was 0.96% compared to 1.50% for the same period in 2019, and return on average shareholders’ equity for the second quarter 2020 was 6.88% compared to 9.85% for the second quarter 2019. Return on average assets for the six months ended June 30, 2020 was 0.88% compared to 1.42% for the same period in 2019, and return on average shareholders' equity was 6.04% and 9.37% for the first six months of 2020 and 2019, respectively
A discussion of First Financial's operating results for the three and six months ended June 30, 2020 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest income	$111,576	$122,302	$225,858	$243,817
Tax equivalent adjustment	1,664	1,416	3,288	2,939
Net interest income - tax equivalent	$113,240	$123,718	$229,146	$246,756

Average earning assets	$13,258,612	$12,294,911	$12,817,155	$12,229,694

Net interest margin (1)	3.38%	3.99%	3.54%	4.02%
Net interest margin (fully tax equivalent) (1)	3.44%	4.04%	3.60%	4.07%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter 2020 was $111.6 million, a decrease of $10.7 million, or 8.8%, from second quarter 2019 net interest income of $122.3 million.  This change was primarily driven by a $25.2 million, or 16.3%, decrease in interest income, partially offset by a $14.4 million, or 44.8%, decrease in interest expense.  Net interest income on a fully tax equivalent basis for the second quarter 2020 was $113.2 million compared to $123.7 million for the second quarter 2019. Net interest income on a fully tax equivalent basis was $229.1 million for the six months ended June 30, 2020, which represented a $17.6 million, or 7.1%, decrease compared to $246.8 million or the same period of the prior year.

Net interest margin on a fully tax equivalent basis decreased 60 bps to 3.44% for the second quarter 2020 compared to 4.04% for the comparable quarter in 2019 as interest rates declined and accretion on acquired loans continued to moderate. Net interest margin on a fully tax equivalent basis for the six months ended June 30, 2020 was 3.60%, a decrease of 47 bps compared to the same period in 2019.

Interest income decreased $25.2 million, or 16.3%, in the second quarter of 2020 when compared to the same quarter in 2019 as a decrease in the yield on earning assets to 3.91% from 5.04% more than offset the impact of higher earning asset balances. The declining yield on earning assets resulted from a 225 basis point reduction in the fed funds target rate from June 30, 2019. Average earning assets increased to $13.3 billion in the second quarter 2020 from $12.3 billion in the same quarter of 2019 as loan balances grew largely due to PPP activity. For the six months ended June 30, 2020, interest income decreased $37.4 million, or 12.2%, compared to the same period in 2019.

Interest expense decreased $14.4 million, or 44.8%, in the second quarter of 2020 when compared to the comparable quarter in 2019 due to lower rates paid on deposits and the Company's deliberate management of funding costs. Lower interest rates led to a 53 bp decline in the cost of interest-bearing deposits, which was 0.56% in the second quarter of 2020 compared to 1.09% for the same period in the prior year. The cost of borrowed funds decreased to 1.90% for the second quarter 2020 from 2.81% during the second quarter 2019, reflecting the decline in interest rates and a shift to FRB long term borrowings, which were used to fund PPP activity and carry a relatively modest interest rate of 0.35%. For the six months ended June 30, 2020, interest expense decreased $19.5 million, or 31.2%, compared to the same period of 2019.

In addition, second quarter 2020 net interest margin on a fully tax equivalent basis was negatively impacted by 3 bps for PPP loans, which have lower yields compared to the balance of the Company's loan portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,164,243	2.97%	$3,408,994	3.29%	$3,139,983	3.02%	$3,382,510	3.37%
Interest-bearing deposits with other banks	91,990	0.20%	33,255	2.48%	65,661	0.58%	33,978	2.47%
Gross loans (1)	10,002,379	4.25%	8,852,662	5.73%	9,611,511	4.65%	8,813,206	5.71%
Total earning assets	13,258,612	3.91%	12,294,911	5.04%	12,817,155	4.23%	12,229,694	5.05%

Nonearning assets
Allowance for loan and lease losses	(155,454)		(58,335)		(138,290)		(57,715)
Cash and due from banks	284,726		173,278		260,211		177,463
Accrued interest and other assets	2,322,320		1,692,879		2,178,237		1,678,616
Total assets	$15,710,204		$14,102,733		$15,117,313		$14,028,058

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,602,917	0.11%	$2,334,322	0.60%	$2,510,555	0.27%	$2,302,313	0.55%
Savings	3,173,274	0.17%	3,057,100	0.78%	3,074,896	0.31%	3,086,167	0.77%
Time	2,619,038	1.49%	2,220,724	2.02%	2,407,559	1.68%	2,222,645	1.98%
Total interest-bearing deposits	8,395,229	0.56%	7,612,146	1.09%	7,993,010	0.71%	7,611,125	1.06%
Borrowed funds
Short-term borrowings	693,474	0.74%	1,109,865	2.40%	1,023,666	1.25%	1,063,749	2.39%
Long-term debt	579,345	3.29%	546,705	3.64%	480,627	3.58%	558,262	3.61%
Total borrowed funds	1,272,819	1.90%	1,656,570	2.81%	1,504,293	2.00%	1,622,011	2.81%
Total interest-bearing liabilities	9,668,048	0.74%	9,268,716	1.39%	9,497,303	0.91%	9,233,136	1.36%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,335,866		2,484,214		2,989,553		2,470,974
Other liabilities	520,425		202,806		432,658		203,186
Shareholders' equity	2,185,865		2,146,997		2,197,799		2,120,762
Total liabilities and shareholders' equity	$15,710,204		$14,102,733		$15,117,313		$14,028,058

Net interest income	$111,576		$122,302		$225,858		$243,817

Net interest spread		3.17%		3.65%		3.32%		3.69%
Contribution of noninterest-bearing sources of funds		0.21%		0.34%		0.22%		0.33%
Net interest margin (2)		3.38%		3.99%		3.54%		4.02%

Tax equivalent adjustment		0.06%		0.05%		0.06%		0.05%
Net interest margin (fully tax equivalent) (2)		3.44%		4.04%		3.60%		4.07%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2020			Changes for the six months ended June 30, 2020
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(2,728)	$(1,811)	$(4,539)	$(5,815)	$(3,630)	$(9,445)
Interest-bearing deposits with other banks	(189)	30	(159)	(318)	91	(227)
Gross loans (1)	(32,638)	12,173	(20,465)	(46,158)	18,412	(27,746)
Total earning assets	(35,555)	10,392	(25,163)	(52,291)	14,873	(37,418)
Interest-bearing liabilities
Total interest-bearing deposits	(9,957)	1,096	(8,861)	(13,082)	1,343	(11,739)
Borrowed funds
Short-term borrowings	(4,607)	(765)	(5,372)	(5,996)	(249)	(6,245)
Long-term debt	(472)	268	(204)	(97)	(1,378)	(1,475)
Total borrowed funds	(5,079)	(497)	(5,576)	(6,093)	(1,627)	(7,720)
Total interest-bearing liabilities	(15,036)	599	(14,437)	(19,175)	(284)	(19,459)
Net interest income	$(20,519)	$9,793	$(10,726)	$(33,116)	$15,157	$(17,959)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Second quarter 2020 noninterest income was $42.7 million, increasing $8.1 million, or 23.3%, compared to $34.6 million for the comparable quarter of 2019. This increase was primarily attributed to higher gains on sales of loans and foreign exchange income, which were partially offset by lower service charges on deposits, bankcard income and other noninterest income. Net gains from sales of loans increased $13.2 million, or 385.5%, to $16.7 million due to higher mortgage origination activity driven by historically low interest rates. Foreign exchange income was $6.6 million higher than the comparable period due to the BGF acquisition in August of 2019. Service charges on deposit accounts decreased $3.8 million, or 38.9%, primarily attributed to a COVID-19 related fee waivers and a decline in transaction volumes. Bankcard income decreased $3.7 million, or 56.2%, compared to the second quarter of 2019 due to the impact of the Durbin amendment cap on interchange fees, which became applicable to First Financial in the third quarter of 2019, as well as lower transaction volumes during the pandemic. Demand for back to back swaps slowed as loan growth moderated, resulting in a $1.9 million, or 39.2%, decrease in client derivative fees compared to the same quarter in 2019. Second quarter 2020 other noninterest income decreased $2.5 million, or 41.6%, from the same quarter of 2019, driven by lower income on limited partnership investments.

Noninterest income for the six months ending June 30, 2020 was $78.1 million compared to $61.5 million for the comparable period of of 2019, increasing $16.6 million, or 27.1%. Foreign exchange income increased $16.5 million due to the BGF acquisition. Net gain from sales of loans increased $14.2 million, or 266.3%, due to elevated origination volumes resulting from lower interest rates. Similar to the quarterly results, year to date bankcard income decreased $6.5 million, or 54.1%, in the first half of 2020 due to the impact of the Durbin amendment and lower transaction volumes while service charges on deposit accounts decreased $4.3 million, or 22.9%, due to pandemic related fee waivers and lower transaction activity.

NONINTEREST EXPENSE

Second quarter 2020 noninterest expense was $88.7 million, increasing $4.2 million, or 4.9%, compared to $84.5 million for the comparable quarter of 2019 primarily due to higher data processing expenses in addition to elevated salary and benefit expenses and higher intangible asset amortization. Data processing expenses increased $2.0 million, or 40.8%, to $7.0 million in the second quarter of 2020 compared to $5.0 million in 2019 as the Company continued to make strategic investments to enhance its digital capabilities and establish required PPP lending processes. Salaries and employee benefits of $55.9 million increased $1.9 million, or 3.6%, driven by annual compensation adjustments, pandemic related overtime, increased pension expense and elevated incentive compensation, which was attributable to the BGF acquisition and higher mortgage production. Intangible assets recorded in conjunction with the BGF acquisition resulted in an increase of $0.7 million in intangible asset amortization.
Noninterest expense for the six months ending June 30, 2020 was $178.4 million compared to $163.0 million for the comparable period of of 2019. Higher expenses in 2020 were driven by the BGF acquisition, higher salaries and benefits, increased data processing expenses and higher other noninterest expenses. Salaries and benefits increased $8.9 million, or 8.7%, driven by higher incentive compensation and healthcare costs. Year-to-date data processing expenses increased $3.3 million, or 32.6%, due to the Company's investment in digital enhancements, while intangible asset amortization increased $1.5 million, or 36.5%, subsequent to the BGF acquisition. In addition, other noninterest expense rose by $1.8 million, or 13.6%, largely due to a $1.0 million donation for COVID-19 relief efforts made in the first quarter of 2020.

INCOME TAXES

Income tax expense was $8.0 million for the second quarter of 2020, resulting in an effective tax rate of 17.6% compared to $13.2 million and 20.0% for the comparable period in 2019. The decrease in the effective tax rate is primarily due to lower pre-tax income in the first half of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity. For the first six months of 2020, income tax expense was $13.9 million, resulting in an effective tax rate of 17.4% compared with income tax expense of $23.1 million and an effective tax rate of 19.0% for the comparable period in 2019.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, totaled $10.2 billion as of June 30, 2020 and $9.2 billion as of December 31, 2019, representing a $980.0 million, or 10.7%, increase period over period. The majority of the increase was driven by $885.3 million in PPP loans, which are net of unearned fees of $27.6 million. Commercial real estate loans increased $149.1 million, or 3.6% to $4.3 billion, and C&I loans increased $856.5 million, or 34.7%, to $3.3 billion. Second quarter 2020 average loans, excluding loans held for sale, increased $1.1 billion, or 12.7%, from the second quarter of 2019.

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

Nonperforming assets were $78.1 million, or 0.49% of total assets, at June 30, 2020 compared to $61.6 million, or 0.42% of total assets, at December 31, 2019. This $16.5 million, or 26.8%, increase was primarily driven by a single specialty finance credit that was designated a TDR and downgraded to nonaccrual during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $41.0 million at June 30, 2020, which represents an increase of $11.1 million, or 37.0%, from $30.0 million at December 31, 2019. This increase was attributed to the aforementioned specialty finance credit designated as a TDR during the year.

As of June 30, 2020, the Company had modified $2.1 billion in commercial loans and $126.2 million in consumer loans in response to COVID-19. As provided under the CARES Act, these loan modifications in response to COVID-19 are not required to be reported as TDR if they were executed after March 1, 2020 with a deferral period less than 180 days for borrowers that were not more than 30 days past due as of December 31, 2019. The Company is closely monitoring the pandemic recovery activities of its clients, especially those who have received deferral modifications and those industries most adversely impacted by the pandemic.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $125.5 million as of June 30, 2020 compared to $89.3 million at December 31, 2019. Classified assets increased $36.3 million, or 40.7%, as four large relationships, including the previously mentioned TDR, received risk rating downgrades during the period. Classified assets were 79 bps as a percentage of total assets at June 30, 2020, compared to 62 bps as of December 31, 2019.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of June 30, 2020 and the four previous quarters.

	Three months ended
	2020		2019
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$33,906	$21,126	$24,346	$28,358	$18,502
Lease financing	1,353	222	223	284	295
Construction real estate	0	0	0	5	6
Commercial real estate	14,002	10,050	7,295	14,889	15,981
Residential real estate	12,813	11,163	10,892	11,655	11,627
Home equity	5,604	5,821	5,242	5,427	4,745
Installment	201	145	167	75	195
Nonaccrual loans	67,879	48,527	48,165	60,693	51,351
Accruing troubled debt restructurings	8,377	22,206	11,435	18,450	37,420
Total nonperforming loans	76,256	70,733	59,600	79,143	88,771
Other real estate owned	1,872	1,467	2,033	1,613	1,421
Total nonperforming assets	78,128	72,200	61,633	80,756	90,192
Accruing loans past due 90 days or more	124	120	201	287	107
Total underperforming assets	$78,252	$72,320	$61,834	$81,043	$90,299
Total classified assets	$125,543	$124,510	$89,250	$132,500	$147,753

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	233.74%	296.51%	119.69%	93.18%	119.86%
Nonperforming loans	208.06%	203.42%	96.73%	71.46%	69.33%
Total ending loans	1.56%	1.55%	0.63%	0.62%	0.69%
Nonperforming loans to total loans	0.75%	0.76%	0.65%	0.87%	0.99%
Nonperforming assets to
Ending loans, plus OREO	0.77%	0.78%	0.67%	0.89%	1.00%
Total assets	0.49%	0.48%	0.42%	0.56%	0.62%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.68%	0.54%	0.55%	0.69%	0.59%
Total assets	0.44%	0.33%	0.35%	0.43%	0.37%
Classified assets to total assets	0.79%	0.83%	0.62%	0.92%	1.02%
(1) Nonaccrual loans include nonaccrual TDRs of $32.7 million, $18.4 million, $18.5 million, $21.5 million and $11.0 million as of June 30, 2020, March 31, 2020, December 31,2019, September 30, 2019 and June 30, 2019, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion, or 19.9% of total assets, at June 30, 2020 and $3.1 billion, or 21.5% of total assets, at December 31, 2019.  AFS securities totaled $2.9 billion at both June 30, 2020 and December 31, 2019, while HTM securities totaled $127.3 million at June 30, 2020 and $142.9 million at December 31, 2019. The effective duration of the investment portfolio declined to 3.0 years as of June 30, 2020, compared to 3.4 years as of December 31, 2019, as the Company has positioned the investment portfolio to optimize performance with a flattened yield curve.

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

At June 30, 2020, the Company's Consolidated Financial Statements reflected a $63.7 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.1 million unrealized gain on equity securities within other noninterest income.
First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $11.7 billion as of June 30, 2020 and $10.2 billion as of December 31, 2019. This change was driven by an $871.1 million, or 32.9%, increase in noninterest bearing demand deposits; a $326.3 million, or 11.0%, increase in savings deposits; and a $293.0 million, or 12.4% increase in interest bearing demand deposits compared to December 31, 2019. The increase in deposits was attributed to increased consumer savings rates and customers retaining CARES Act stimulus payments and PPP loan proceeds.

Average deposits for the second quarter 2020 increased $1.6 billion, or 16.2%, to $11.7 billion from $10.1 billion for the comparable quarter of 2019. This increase was driven by a $851.7 million, or 34.3%, increase in average noninterest-bearing deposits; a $398.3 million, or 17.9%, increase in average time deposit balances; a $268.6 million, or 11.5%, increase in average interest-bearing demand deposits; and a $116.2 million, or 3.8%, increase in average savings deposits.
Borrowed funds were $1.4 billion as of June 30, 2020 compared to $1.7 billion as of December 31, 2019. First Financial utilizes short-term borrowings and long-term advances from the FHLB as wholesale funding sources. First Financial had no short-term borrowings with the FHLB at June 30, 2020, compared to $1.2 billion at December 31, 2019. Short-term borrowings also included fed funds purchased and repurchase agreements of $154.3 million and $165.2 million at June 30, 2020 and December 31, 2019, respectively.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $1.3 billion and $414.4 million at June 30, 2020 and December 31, 2019, respectively. The Company had $811.8 million of FRB advances included in long-term borrowings as of June 30, 2020 from the PPPLF. The PPPLF was established by the Federal Reserve to supply a source of liquidity and term financing to financial institutions participating in the PPP. These borrowings carry a 0.35% interest rate and are secured by the Company's PPP loans. FHLB long-term advances declined $89.3 million, or 36.8%, to $153.1 million at June 30, 2020 from $242.4 million as of December 31, 2019 as the Company shifted its funding to the PPPLF, and otherwise implemented funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $1.3 billion as of June 30, 2020.

Outstanding subordinated debt totaled $318.2 million as of June 30, 2020 and $170.0 million as of December 31, 2019. This increase was driven by the issuance of  $150.0 million of fixed to floating rate subordinated notes in the second quarter of 2020. These newly issued subordinated notes have an initial fixed interest rate of 5.25% to, but excluding May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. In addition to core deposit funding, First Financial also utilizes a variety of other short and long-term funding sources, which include subordinated notes, longer-term advances from the FRB and FHLB and its short-term line of credit.

First Financial maintains a short-term credit facility with an unaffiliated bank for $30.0 million that matures in September 2020. This facility can have a variable or fixed interest rate and, if needed, provides First Financial additional liquidity for various corporate activities, including the repurchase of First Financial shares and payment of dividends to shareholders. As of June 30, 2020 and December 31, 2019, there was no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2020 and December 31, 2019.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2020 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.3 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2020.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $2.9 billion at both June 30, 2020 and December 31, 2019, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2020 and December 31, 2019, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At June 30, 2020, these balances totaled $322.5 million. First Financial also had unused wholesale funding of $4.5 billion, or 28.5% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $80.0 million for the first six months of 2020.  As of June 30, 2020, the Bank had retained earnings of $600.3 million, of which $98.2 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $228.2 million in cash at the parent company as of June 30, 2020.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $9.8 million and $7.8 million for the first six months of 2020 and 2019, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% at both June 30, 2020 and December 31, 2019 and includes a fully phased-in capital conservation buffer of 2.5% of risk-weighted assets. Further, the minimum ratio of Tier 1 capital to risk-weighted assets is 8.5% and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is 10.5%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased slightly to 11.87% at June 30, 2020 from 11.69% at December 31, 2019. The total capital ratio increased to 15.19% from 13.39% during the same period primarily due to the issuance of subordinated debt in the second quarter of 2020. The leverage ratio decreased to 8.98% at June 30, 2020 compared to 9.58% as of December 31, 2019 primarily due to the impact from PPP loans The Company’s tangible common equity ratio decreased to 8.09% at June 30, 2020 from 9.07% at December 31, 2019 primarily due to the adoption of CECL during the period in addition to the impact from PPP activity.

As of June 30, 2020, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $517.9 million on a consolidated basis at June 30, 2020.

The following tables present the actual and required capital amounts and ratios as of June 30, 2020 and December 31, 2019 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2020
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,267,609	11.49%	$772,420	7.00%	N/A	N/A
First Financial Bank	1,343,524	12.18%	772,212	7.00%	$717,054	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,310,276	11.87%	937,938	8.50%	N/A	N/A
First Financial Bank	1,343,628	12.18%	937,686	8.50%	882,528	8.00%

Total capital to risk-weighted assets
Consolidated	1,676,532	15.19%	1,158,630	10.50%	N/A	N/A
First Financial Bank	1,441,946	13.07%	1,158,318	10.50%	1,103,160	10.00%

Leverage ratio
Consolidated	1,310,276	8.98%	583,855	4.00%	N/A	N/A
First Financial Bank	1,343,628	9.21%	583,534	4.00%	729,417	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,245,746	11.30%	$771,666	7.00%	N/A	N/A
First Financial Bank	1,333,978	12.11%	770,997	7.00%	$715,926	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,288,185	11.69%	937,023	8.50%	N/A	N/A
First Financial Bank	1,334,082	12.11%	936,211	8.50%	881,140	8.00%

Total capital to risk-weighted assets
Consolidated	1,475,813	13.39%	1,157,498	10.50%	N/A	N/A
First Financial Bank	1,399,817	12.71%	1,156,496	10.50%	1,101,425	10.00%

Leverage ratio
Consolidated	1,288,185	9.58%	537,606	4.00%	N/A	N/A
First Financial Bank	1,334,082	9.93%	537,299	4.00%	671,623	5.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on June 15, 2020 to shareholders of record as of June 1, 2020. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on September 15, 2020 to shareholders of record as of September 1, 2020.

Share repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial did not repurchase any shares under this plan during the three month period ending June 30, 2020, however it repurchased 880,000 shares at an average market price of $18.96 under this plan during the six month period ending June 30, 2020. First Financial did not repurchase any shares under this plan during the three or six month periods ended June 20, 2019. At June 30, 2020, 1,366,728 common shares remained available for repurchase under the 2019 plan.

ATM offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' equity. Total shareholders’ equity was $2.2 billion at both June 30, 2020 and December 31, 2019.

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

The ACL on loans and leases was $158.7 million as of June 30, 2020 and $57.7 million as of December 31, 2019. As a percentage of period-end loans, the ACL was 1.56% as of June 30, 2020 and 0.63% as of December 31, 2019. As detailed in Note 2 - Accounting Standards Recently Adopted or Issued, $61.5 million of the increase in ACL was attributed to the adoption of CECL, with the remaining increase primarily related to the expected impact from the COVID-19 pandemic on expected credit losses.

The Company utilized the revised Moody's June baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the second quarter 2020 ACL model.

The ACL as a percentage of nonaccrual loans was 233.74% at June 30, 2020 and 119.69% at December 31, 2019. The ACL as a percentage of nonperforming loans, including accruing TDRs, rose to 208.06% as of June 30, 2020 from 96.73% as of December 31, 2019. These increases were driven by the increase in the ACL during the period, which more than offset the increases in nonaccrual loans.

The Company recorded net charge-offs of $3.1 million, or 0.12% of average loans and leases on an annualized basis, in the second quarter 2020, compared to net charge-offs of $1.8 million, or 0.08% of average loans and leases on an annualized basis, for the comparable quarter in 2019.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. Second quarter 2020 provision expense was $17.9 million compared to a provision of $6.7 million during the second quarter in 2019. With moderate net charge-offs during the period, the majority of the second quarter 2020 provision expense was related to the expected economic impact from COVID-19. For the six months ended June 30, 2020, provision expense on loans and leases was $41.7 million compared to $20.7 million for the same period of 2019.

The ACL on unfunded commitments was $16.7 million as of June 30, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded $2.4 million of provision for credit losses on unfunded commitments for the three months ended June 30, 2020, compared to an insignificant amount in the comparative period in 2019. Similar to the increase in ACL and provision expense on loans and leases, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL and consideration of the impact from the COVID-19 pandemic on future credit losses. For the six months ended June 30, 2020, provision for credit losses on unfunded commitments was $3.9 million compared to provision recapture of $0.1 million for the same period of 2019.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Six months ended
	2020		2019			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2020	2019
Allowance for credit loss activity
Balance at beginning of period	$143,885	$57,650	$56,552	$61,549	$56,722	$57,650	$56,542
Impact of adopting ASC 326	0	61,505	0	0	0	61,505	0
Provision for loan losses	17,859	23,880	4,629	5,228	6,658	41,739	20,741
Gross charge-offs
Commercial and industrial	1,282	1,091	2,919	9,556	1,873	2,373	14,201
Lease financing	0	0	62	0	0	0	100
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	2,037	4	1,854	535	86	2,041	1,300
Residential real estate	148	115	167	278	150	263	232
Home equity	428	267	807	627	689	695	1,157
Installment	7	61	31	65	78	68	127
Credit card	234	311	319	598	289	545	630
Total gross charge-offs	4,136	1,849	6,159	11,659	3,165	5,985	17,747
Recoveries
Commercial and industrial	275	2,000	1,796	556	291	2,275	531
Lease financing	0	0	0	0	0	0	0
Construction real estate	14	0	0	0	5	14	68
Commercial real estate	424	234	439	347	254	658	327
Residential real estate	93	52	72	64	101	145	137
Home equity	156	339	243	335	572	495	757
Installment	27	31	49	93	61	58	109
Credit card	64	43	29	39	50	107	84
Total recoveries	1,053	2,699	2,628	1,434	1,334	3,752	2,013
Total net charge-offs	3,083	(850)	3,531	10,225	1,831	2,233	15,734
Ending allowance for credit losses	$158,661	$143,885	$57,650	$56,552	$61,549	$158,661	$61,549

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.13%	(0.15)%	0.18%	1.42%	0.25%	0.01%	1.09%
Lease financing	0.00%	0.00%	0.27%	0.00%	0.00%	0.00%	0.22%
Construction real estate	(0.01)%	0.00%	0.00%	0.00%	0.00%	(0.01)%	(0.03)%
Commercial real estate	0.15%	(0.02)%	0.14%	0.02%	(0.02)%	0.06%	0.05%
Residential real estate	0.02%	0.02%	0.04%	0.08%	0.02%	0.02%	0.02%
Home equity	0.14%	(0.04)%	0.29%	0.15%	0.06%	0.05%	0.10%
Installment	(0.10)%	0.15%	(0.08)%	(0.13)%	0.08%	0.03%	0.04%
Credit card	1.54%	2.15%	2.27%	4.40%	1.92%	1.86%	2.26%
Total net charge-offs	0.12%	(0.04)%	0.15%	0.45%	0.08%	0.05%	0.36%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of June 30, 2020. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2020, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(0.87)%	6.79%	12.50%
NII-Year 2	(1.42)%	9.04%	16.97%
EVE	(8.94)%	7.29%	14.29%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of June 30, 2020. The projected results for NII and EVE reflected an asset sensitive position, which has increased in recent quarters due to elevated variable rate loan production and higher consumer deposit balances, which have replaced short-term borrowings as savings rates have increased and customers have retained PPP and stimulus funding. In the current interest rate environment, First Financial manages its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2020 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	7.94%	5.64%	13.61%	11.39%
NII-Year 2	10.20%	7.87%	18.09%	15.84%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2019 Annual Report.  There were no changes to the accounting policies for goodwill, pension and income taxes during the six months ended June 30, 2020. Subsequent to the adoption of ASC 326 in the first quarter of 2020, the Company's accounting policy for the ACL - loans and leases is now as follows:

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements.  Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements.  Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation:

•economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business;

•future credit quality and performance, including our expectations regarding future loan losses and our allowance for credit losses;

•the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry; (iv) management’s ability to effectively execute its business plans;

•mergers and acquisitions, including costs or difficulties related to the integration of acquired companies;

•the possibility that any of the anticipated benefits of the Company’s acquisitions will not be realized or will not be realized within the expected time period;

•the effect of changes in accounting policies and practices;

•changes in consumer spending, borrowing and saving and changes in unemployment;

•changes in customers’ performance and creditworthiness;

•the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth;

•the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (“COVID-19”), global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products;

•our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;

•financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;

•the effect of a fall in stock market prices on our brokerage, asset and wealth management businesses;

•a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;

•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin; and

•our ability to develop and execute effective business plans and strategies.

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

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2019.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and updated in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In January 2019, the First Financial Board of Directors approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of stock through December 31, 2021. The Company did not purchase any shares under the Stock Repurchase Plan or otherwise in the second quarter of 2020.

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

4.1
Second Supplemental Indenture, dated as of April 30, 2020, between First Financial Bancorp. and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed on April 30, 2020 and incorporated herein by reference).

4.2
Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.1 of this Quarterly Report on Form 10-Q) (filed as Exhibit 4.3 to the Form 8-K filed on April 30, 2020 and incorporated herein by reference).

10.1	First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 27, 2020 and incorporated herein by reference).**

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

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

** Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	8/7/2020	Date	8/7/2020