Form 10-Q
period 2020-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2020-11-06
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2020

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 98,018,237 shares outstanding at November 5, 2020.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$207,128	$200,691
Interest-bearing deposits with other banks	38,806	56,948
Investment securities available-for-sale, at fair value (amortized cost $2,915,937 at September 30, 2020 and $2,798,298 at December 31, 2019)	3,004,963	2,852,084
Investment securities held-to-maturity (fair value $123,441 at September 30, 2020 and $142,821 at December 31, 2019)	118,072	142,862
Other investments	118,292	125,020
Loans held for sale	69,008	13,680
Loans and leases
Commercial & industrial	3,292,313	2,465,877
Lease financing	74,742	88,364
Construction real estate	575,648	493,182
Commercial real estate	4,347,125	4,194,651
Residential real estate	1,027,702	1,055,949
Home equity	754,743	771,869
Installment	84,629	82,589
Credit card	43,907	49,184
Total loans and leases	10,200,809	9,201,665
Less: Allowance for credit losses (1)	168,544	57,650
Net loans and leases	10,032,265	9,144,015
Premises and equipment	209,474	214,506
Goodwill	937,771	937,771
Other intangibles	67,419	76,201
Accrued interest and other assets	1,122,449	747,847
Total assets	$15,925,647	$14,511,625

Liabilities
Deposits
Interest-bearing demand	$2,632,467	$2,364,881
Savings	3,446,678	2,960,979
Time	1,935,392	2,240,441
Total interest-bearing deposits	8,014,537	7,566,301
Noninterest-bearing	3,552,893	2,643,928
Total deposits	11,567,430	10,210,229
Federal funds purchased and securities sold under agreements to repurchase	247,658	165,181
FHLB short-term borrowings	0	1,151,000
Total short-term borrowings	247,658	1,316,181
Long-term debt	1,341,164	414,376
Total borrowed funds	1,588,822	1,730,557
Accrued interest and other liabilities	521,580	323,134
Total liabilities	13,677,832	12,263,920

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2020 and 2019	1,637,489	1,640,771
Retained earnings	694,484	711,249
Accumulated other comprehensive income (loss)	42,266	13,323
Treasury stock, at cost, 6,282,031 shares in 2020 and 5,790,796 shares in 2019	(126,424)	(117,638)
Total shareholders' equity	2,247,815	2,247,705
Total liabilities and shareholders' equity	$15,925,647	$14,511,625
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Loans and leases, including fees	$103,249	$126,786	$324,924	$376,207
Investment securities
Taxable	17,906	22,180	55,387	70,031
Tax-exempt	4,884	4,457	14,403	13,051
Total interest on investment securities	22,790	26,637	69,790	83,082
Other earning assets	31	222	220	638
Total interest income	126,070	153,645	394,934	459,927
Interest expense
Deposits	7,886	20,151	36,002	60,006
Short-term borrowings	51	7,199	6,412	19,805
Long-term borrowings	5,953	4,760	14,482	14,764
Total interest expense	13,890	32,110	56,896	94,575
Net interest income	112,180	121,535	338,038	365,352
Provision for credit losses - loans and leases (1)	15,299	5,228	57,038	25,969
Provision for credit losses - unfunded commitments (1)	(1,925)	(216)	2,013	(342)
Net interest income after provision for credit losses	98,806	116,523	278,987	339,725
Noninterest income
Service charges on deposit accounts	7,356	9,874	21,792	28,596
Trust and wealth management fees	3,855	3,718	12,438	11,731
Bankcard income	3,124	3,316	8,666	15,399
Client derivative fees	2,203	4,859	8,292	11,468
Foreign exchange income	10,530	1,708	27,072	1,725
Net gain from sales of loans	18,594	4,806	38,087	10,128
Net gain (loss) on sales/transfers of investment securities	2	105	(55)	(110)
Other	3,835	4,754	11,316	15,668
Total noninterest income	49,499	33,140	127,608	94,605
Noninterest expenses
Salaries and employee benefits	63,769	53,212	174,516	155,109
Net occupancy	5,625	5,509	17,107	17,735
Furniture and equipment	3,638	4,120	11,372	11,758
Data processing	6,837	5,774	20,245	15,885
Marketing	1,856	1,346	4,415	4,928
Communication	855	910	2,652	2,385
Professional services	2,443	4,771	6,923	9,062
State intangible tax	1,514	1,445	4,544	4,062
FDIC assessments	1,350	(1,097)	4,045	918
Intangible assets amortization	2,779	2,432	8,362	6,521
Other	6,845	8,020	21,685	21,082
Total noninterest expenses	97,511	86,442	275,866	249,445
Income before income taxes	50,794	63,221	130,729	184,885
Income tax expense	9,317	12,365	23,231	35,487
Net income	$41,477	$50,856	$107,498	$149,398
Net earnings per common share - basic	$0.43	$0.52	$1.10	$1.52
Net earnings per common share - diluted	$0.42	$0.51	$1.10	$1.51
Cash dividends declared per share	$0.23	$0.23	$0.69	$0.67
Average common shares outstanding - basic	97,247,080	98,517,025	97,400,942	98,177,802
Average common shares outstanding - diluted	98,008,733	99,077,723	98,117,463	98,723,173
(1) Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$41,477	$50,856	$107,498	$149,398
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	5,434	9,915	27,861	57,930
Change in retirement obligation	401	269	1,082	805
Unrealized gain (loss) on derivatives	0	73	0	217
Other comprehensive income (loss)	5,835	10,257	28,943	58,952
Comprehensive income	$47,312	$61,113	$136,441	$208,350

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2019	104,281,794	$1,623,699	$657,730	$5,193	(5,634,104)	$(98,433)	$2,188,189
Net income			50,856				50,856
Other comprehensive income (loss)				10,257			10,257
Cash dividends declared:
Common stock at $0.23 per share			(23,218)				(23,218)
Purchase of common stock					(1,143,494)	(27,372)	(27,372)
Common stock issued in connection with business combinations		13,658			2,601,823	47,276	60,934
Restricted stock awards, net of forfeitures		271			(11,200)	(309)	(38)
Share-based compensation expense		1,705					1,705
Balance at September 30, 2019	104,281,794	$1,639,333	$685,368	$15,450	(4,186,975)	$(78,838)	$2,261,313
Balance at July 1, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019
Net income			41,477				41,477
Other comprehensive income (loss)				5,835			5,835
Cash dividends declared:
Common stock at $0.23 per share			(22,525)				(22,525)
Restricted stock awards, net of forfeitures		403			(19,095)	(410)	(7)
Share-based compensation expense		2,016					2,016
Balance at September 30, 2020	104,281,794	$1,637,489	$694,484	$42,266	(6,282,031)	$(126,424)	$2,247,815

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2019	104,281,794	$1,633,256	$600,014	$(44,408)	(6,387,508)	$(110,613)	$2,078,249
Impact of cumulative effect of adoption of new accounting principles			2,636	906			3,542
Net income			149,398				149,398
Other comprehensive income (loss)				58,952			58,952
Cash dividends declared:
Common stock at $0.67 per share			(66,680)				(66,680)
Purchase of common stock					(1,143,494)	(27,372)	(27,372)
Common stock issued in connection with business combinations		13,658			2,601,823	47,276	60,934
Warrant exercises		(7,830)			452,134	7,830	0
Exercise of stock options, net of shares purchased		(264)			20,424	354	90
Restricted stock awards, net of forfeitures		(5,954)			269,646	3,687	(2,267)
Share-based compensation expense		6,467					6,467
Balance at September 30, 2019	104,281,794	$1,639,333	$685,368	$15,450	(4,186,975)	$(78,838)	$2,261,313
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			107,498				107,498
Other comprehensive income (loss)				28,943			28,943
Cash dividends declared:
Common stock at $0.69 per share			(67,381)				(67,381)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(8,891)			378,360	7,688	(1,203)
Share-based compensation expense		5,749					5,749
Balance at September 30, 2020	104,281,794	$1,637,489	$694,484	$42,266	(6,282,031)	$(126,424)	$2,247,815

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating activities
Net income	$107,498	$149,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59,051	25,969
Depreciation and amortization	24,955	20,136
Stock-based compensation expense	5,749	6,467
Pension expense (income)	1,705	781
Net amortization (accretion) on investment securities	13,570	8,663
Net (gain) loss on sales of investment securities	55	110
Originations of loans held for sale	(691,716)	(269,271)
Net gains from sales of loans held for sale	(38,087)	(10,128)
Proceeds from sales of loans held for sale	674,475	260,243
Deferred income taxes	(9,744)	12,626
Amortization of operating leases	5,973	5,494
Payments for operating leases	(5,801)	(5,652)
Decrease (increase) cash surrender value of life insurance	(985)	(3,017)
Decrease (increase) in interest receivable	(13,262)	201
(Decrease) increase in interest payable	(4,559)	1,160
Decrease (increase) in other assets	(350,021)	(232,483)
(Decrease) increase in other liabilities	177,275	137,405
Net cash provided by (used in) operating activities	(43,869)	108,102

Investing activities
Proceeds from sales of securities available-for-sale	42,628	400,533
Proceeds from calls, paydowns and maturities of securities available-for-sale	658,521	401,586
Purchases of securities available-for-sale	(787,048)	(518,455)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	25,005	12,073
Purchases of other investment securities	(18,659)	(11,620)
Net decrease (increase) in interest-bearing deposits with other banks	18,142	(1,931)
Net decrease (increase) in loans and leases	(1,007,585)	(267,320)
Proceeds from disposal of other real estate owned	1,487	1,207
Purchases of premises and equipment	(13,404)	(15,227)
Net cash acquired (paid) from business combinations	0	(51,663)
Net cash (paid) received for branch divestitures	0	118
Net cash provided by (used in) investing activities	(1,080,913)	(50,699)

Financing activities
Net (decrease) increase in total deposits	1,357,201	(56,419)
Net (decrease) increase in short-term borrowings	(1,068,523)	173,495
Payments on long-term debt	(105,201)	(74,454)
Proceeds from long-term borrowings	881,673	0
Proceeds from issuance of long-term borrowings	150,000	0
Cash dividends paid on common stock	(67,317)	(66,482)
Treasury stock purchase	(16,686)	(27,372)
Proceeds from exercise of stock options	72	90
Net cash provided by (used in) financing activities	1,131,219	(51,142)

Cash and due from banks
Change in cash and due from banks	6,437	6,261
Cash and due from banks at beginning of period	200,691	236,221
Cash and due from banks at end of period	$207,128	$242,482

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$0	$(39,140)
Liabilities assumed	0	18,298
Goodwill	$0	$57,438
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

COVID-19. In the first nine months of 2020, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The potential financial impact from the pandemic is unknown at this time, however prolonged disruption may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.

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

Nearly all of the HTM securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. Accrued interest receivable on held-to maturity debt securities, which totaled $0.2 million as of September 30, 2020, is excluded by policy election from the estimate of credit losses.

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

If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $11.7 million as of September 30, 2020, is excluded from the estimate of credit losses.

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management's determination of the adequacy of the ACL is based on an assessment of the expected credit losses on loan and leases over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged off when management believes that the collection of the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral, is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan. The Company made the policy election to exclude accrued interest receivable on loans and leases from the estimate of credit losses.

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

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2020, there were sales of $1.3 million of AFS securities with insignificant gross realized gains and gross realized losses. For the three months ended September 30, 2019, proceeds on the sale of $284.9 million of AFS securities resulted in $1.2 million in gross realized gains and $1.1 million in gross realized losses. For the nine months ended September 30, 2020, there were sales of $42.6 million of AFS securities with $0.1 million in gross realized gains and $0.2 million in gross realized losses. For the nine months ended September 30, 2019, there were $400.5 million sales of AFS securities with $1.9 million in gross realized gains and $1.8 million in gross realized losses. In conjunction with the adoption of ASU 2017-12 in the first quarter of 2019, First Financial reclassified $268.7 million of HTM securities to AFS resulting in a $0.2 million realized loss recorded in the Consolidated Statement of Income.

The following is a summary of HTM and AFS investment securities as of September 30, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$4	$0	$103
Securities of U.S. government agencies and corporations	0	0	0	0	59	1	0	60
Mortgage-backed securities - residential	16,069	250	0	16,319	393,395	16,084	(59)	409,420
Mortgage-backed securities - commercial	84,701	3,834	0	88,535	550,408	10,943	(4,791)	556,560
Collateralized mortgage obligations	6,987	93	0	7,080	680,581	25,891	(339)	706,133
Obligations of state and other political subdivisions	10,315	1,192	0	11,507	761,589	41,007	(599)	801,997
Asset-backed securities	0	0	0	0	433,811	2,963	(2,978)	433,796
Other securities	0	0	0	0	95,995	1,496	(597)	96,894
Total	$118,072	$5,369	$0	$123,441	$2,915,937	$98,389	$(9,363)	$3,004,963

The following is a summary of HTM and AFS investment securities as of December 31, 2019:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$1	$0	$100
Securities of U.S. government agencies and corporations	0	0	0	0	156	2	0	158
Mortgage-backed securities - residential	20,818	122	(174)	20,766	421,945	9,709	(99)	431,555
Mortgage-backed securities - commercial	101,267	571	(1,225)	100,613	474,174	4,988	(2,644)	476,518
Collateralized mortgage obligations	9,763	0	(108)	9,655	769,076	16,753	(385)	785,444
Obligations of state and other political subdivisions	11,014	804	(31)	11,787	652,986	23,729	(462)	676,253
Asset-backed securities	0	0	0	0	400,081	1,414	(1,064)	400,431
Other securities	0	0	0	0	79,781	1,959	(115)	81,625
Total	$142,862	$1,497	$(1,538)	$142,821	$2,798,298	$58,555	$(4,769)	$2,852,084

The following table provides a summary of investment securities by contractual maturity as of September 30, 2020, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$4,098	$4,133
Due after one year through five years	0	0	53,902	55,486
Due after five years through ten years	5,784	6,864	183,872	190,863
Due after ten years	4,531	4,643	615,870	648,572
Mortgage-backed securities - residential	16,069	16,319	393,395	409,420
Mortgage-backed securities - commercial	84,701	88,535	550,408	556,560
Collateralized mortgage obligations	6,987	7,080	680,581	706,133
Asset-backed securities	0	0	433,811	433,796
Total	$118,072	$123,441	$2,915,937	$3,004,963

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

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. First Financial had no other than temporary impairment related to its investment securities portfolio as of September 30, 2020 or December 31, 2019.

As of September 30, 2020, the Company's investment securities portfolio consisted of 1,291 securities, of which 119 were in an unrealized loss position. As of December 31, 2019, the Company's investment securities portfolio consisted of 1,273 securities, of which 140 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status, past due or in a loss position as of September 30, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	20,145	(59)	0	0	20,145	(59)
Mortgage-backed securities - commercial	145,885	(1,568)	44,164	(3,223)	190,049	(4,791)
Collateralized mortgage obligations	42,042	(339)	1	0	42,043	(339)
Obligations of state and other political subdivisions	81,678	(599)	0	0	81,678	(599)
Asset-backed securities	138,610	(1,307)	97,031	(1,671)	235,641	(2,978)
Other securities	19,033	(349)	4,577	(248)	23,610	(597)
Total	$447,393	$(4,221)	$145,773	$(5,142)	$593,166	$(9,363)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	40,190	(209)	11,063	(64)	51,253	(273)
Mortgage-backed securities - commercial	111,658	(298)	104,069	(3,571)	215,727	(3,869)
Collateralized mortgage obligations	85,248	(297)	30,628	(196)	115,876	(493)
Obligations of state and other political subdivisions	118,623	(457)	7,950	(36)	126,573	(493)
Asset-backed securities	125,889	(553)	54,963	(511)	180,852	(1,064)
Other securities	0	0	5,649	(115)	5,649	(115)
Total	$481,608	$(1,814)	$214,322	$(4,493)	$695,930	$(6,307)

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

In accordance with the CARES Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations. PPP loans are eligible to be forgiven provided certain conditions are met. As of September 30, 2020, First Financial had $886.1 million in PPP loans, net of unearned fees of $24.2 million.

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

The following table sets forth the Company's loan portfolio at September 30, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,254,361	$502,248	$384,079	$242,588	$153,411	$152,890	$2,689,577	$468,883	$3,158,460
Special mention	21,981	6,871	16,363	13,925	2,366	8,325	69,831	10,570	80,401
Substandard	4,513	1,086	7,802	25,010	6,804	1,626	46,841	6,611	53,452
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,280,855	$510,205	$408,244	$281,523	$162,581	$162,841	$2,806,249	$486,064	$3,292,313
Lease financing
Pass	$11,084	$30,564	$13,872	$7,983	$5,971	$3,367	$72,841	$0	$72,841
Special mention	317	0	0	0	0	0	317	0	317

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Substandard	9	0	476	822	277	0	1,584	0	1,584
Doubtful	0	0	0	0	0	0	0	0	0
Total	$11,410	$30,564	$14,348	$8,805	$6,248	$3,367	$74,742	$0	$74,742
Construction real estate
Pass	$53,598	$211,962	$223,732	$34,952	$23,987	$990	$549,221	$15,822	$565,043
Special mention	0	621	0	9,984	0	0	10,605	0	10,605
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$53,598	$212,583	$223,732	$44,936	$23,987	$990	$559,826	$15,822	$575,648
Commercial real estate - investor
Pass	$379,720	$1,096,225	$445,501	$451,095	$327,564	$431,524	$3,131,629	$39,470	$3,171,099
Special mention	952	56	0	15,178	16,873	8,697	41,756	559	42,315
Substandard	6,198	2,562	17,861	7,241	94	15,843	49,799	0	49,799
Doubtful	0	0	0	0	0	0	0	0	0
Total	$386,870	$1,098,843	$463,362	$473,514	$344,531	$456,064	$3,223,184	$40,029	$3,263,213
Commercial real estate - owner
Pass	$155,486	$180,808	$153,043	$144,601	$140,566	$219,723	$994,227	$40,541	$1,034,768
Special mention	2,048	1,946	13,043	4,903	4,540	11,873	38,353	59	38,412
Substandard	647	520	851	4,907	446	3,361	10,732	0	10,732
Doubtful	0	0	0	0	0	0	0	0	0
Total	$158,181	$183,274	$166,937	$154,411	$145,552	$234,957	$1,043,312	$40,600	$1,083,912
Residential real estate
Performing	$228,049	$265,023	$133,562	$74,811	$68,109	$250,625	$1,020,179	$0	$1,020,179
Nonperforming	242	526	642	509	88	5,516	7,523	0	7,523
Total	$228,291	$265,549	$134,204	$75,320	$68,197	$256,141	$1,027,702	$0	$1,027,702
Home equity
Performing	$45,297	$22,107	$19,391	$12,418	$10,704	$46,839	$156,756	$594,615	$751,371
Nonperforming	0	0	75	39	29	204	347	3,025	3,372
Total	$45,297	$22,107	$19,466	$12,457	$10,733	$47,043	$157,103	$597,640	$754,743
Installment
Performing	$18,610	$17,887	$12,809	$10,367	$2,582	$3,708	$65,963	$18,557	$84,520
Nonperforming	9	29	25	21	21	4	109	0	109
Total	$18,619	$17,916	$12,834	$10,388	$2,603	$3,712	$66,072	$18,557	$84,629
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$43,426	$43,426
Nonperforming	0	0	0	0	0	0	0	481	481
Total	$0	$0	$0	$0	$0	$0	$0	$43,907	$43,907
Grand Total	$2,183,121	$2,341,041	$1,443,127	$1,061,354	$764,432	$1,165,115	$8,958,190	$1,242,619	$10,200,809

Commercial and consumer credit exposure by risk attribute as of December 31, 2019 was as follows:

	As of December 31, 2019
	Commercial	Real Estate		Lease
(Dollars in thousands)	& industrial	Construction	Commercial	financing	Total
Pass	$2,324,021	$493,182	$4,108,752	$85,262	$7,011,217
Special Mention	100,954	0	59,383	488	160,825
Substandard	40,902	0	26,516	2,614	70,032
Doubtful	0	0	0	0	0
Total	$2,465,877	$493,182	$4,194,651	$88,364	$7,242,074

(Dollars in thousands)	Residential real estate	Home equity	Installment	Credit card	Total
Performing	$1,040,787	$766,169	$82,385	$48,983	$1,938,324
Nonperforming	15,162	5,700	204	201	21,267
Total	$1,055,949	$771,869	$82,589	$49,184	$1,959,591

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$54	$133	$2,181	$2,368	$3,289,945	$3,292,313	$0
Lease financing	0	0	0	0	74,742	74,742	0
Construction real estate	0	0	0	0	575,648	575,648	0
Commercial real estate-investor	84	7,895	1,286	9,265	3,253,948	3,263,213	0
Commercial real estate-owner	755	0	1,051	1,806	1,082,106	1,083,912	0
Residential real estate	2,816	340	4,368	7,524	1,020,178	1,027,702	0
Home equity	1,468	319	1,585	3,372	751,371	754,743	0
Installment	50	20	38	108	84,521	84,629	0
Credit card	215	183	83	481	43,426	43,907	79
Total	$5,442	$8,890	$10,592	$24,924	$10,175,885	$10,200,809	$79

	As of December 31, 2019
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Subtotal	Purchased impaired	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,266	$3,332	$14,518	$19,116	$2,443,680	$2,462,796	$3,081	$2,465,877	$0
Lease financing	0	0	0	0	88,364	88,364	0	88,364	0
Construction real estate	0	0	0	0	493,167	493,167	15	493,182	0
Commercial real estate	776	857	5,613	7,246	4,151,513	4,158,759	35,892	4,194,651	0
Residential real estate	8,032	1,928	5,031	14,991	1,014,138	1,029,129	26,820	1,055,949	0
Home equity	2,530	1,083	2,795	6,408	762,863	769,271	2,598	771,869	0
Installment	111	50	148	309	82,022	82,331	258	82,589	0
Credit card	208	75	201	484	48,700	49,184	0	49,184	201
Total	$12,923	$7,325	$28,306	$48,554	$9,084,447	$9,133,001	$68,664	$9,201,665	$201

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, performing loans that demonstrated limited signs of credit deterioration, but were modified to provide borrowers relief during the COVID-19 pandemic were not considered to be TDR as of September 30, 2020.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 169 TDRs totaling $37.1 million at September 30, 2020, including $7.8 million on accrual status and $29.3 million classified as nonaccrual. First Financial had $0.2 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $5.7 million related to TDRs at September 30, 2020. Additionally, as of September 30, 2020, $5.4 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	1	$1,480	$1,480	2	$2,482	$2,521
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	2	1,659	1,658
Residential real estate	2	109	92	5	478	455
Home equity	4	120	118	1	35	36
Installment	0	0	0	1	30	29
Total	7	$1,709	$1,690	11	$4,684	$4,699

	Nine months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	8	$14,984	$14,984	8	$25,009	$25,071
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	9	3,024	2,932
Residential real estate	20	1,677	1,581	22	2,944	2,626
Home equity	10	346	344	13	358	330
Installment	1	26	15	1	30	29
Total	39	$17,033	$16,924	53	$31,365	$30,988

For TDRs identified during the three and nine months ended September 30, 2020, there were $0.6 million and $1.7 million, respectively, of chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three and nine months ended September 30, 2019, there were $2.3 million chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Extended maturities	$0	$0	$0	$2,877
Adjusted interest rates	0	0	0	5,284
Combination of rate and maturity changes	0	0	0	508
Forbearance	1,480	4,349	4,663	19,984
Other (1)	210	350	12,261	2,335
Total	$1,690	$4,699	$16,924	$30,988
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

For each of the three and nine month periods ended September 30, 2020, there was one TDR relationship with an insignificant balance for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the three month period ended September 30, 2019, there was one TDR relationship for $0.1 million for which there was a payment default during the period that occurred within twelve months of the loan modifications. For the nine months ended September 30, 2019, there were three TDR relationships for $7.0 million for which there was a payment default during the period that occurred within twelve months of the loan modification.

As stated in the CARES Act, loan modifications in response to COVID-19 executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020 are not required to be reported as TDR. As of September 30, 2020, the Company's loan portfolio included 1,902 commercial loans with balances of $2.1 billion and 1,830 consumer loans with balances of $131.4 million that were modified in response to COVID-19 that are not considered TDRs. Of the loan balances initially modified, $1.5 billion have returned to a normal payment schedule, with $631.2 million receiving a second deferral. The second round of deferrals consist primarily of hotel and franchise loans, which comprise $438.2 million or 69% of the total balances deferred for a second time.

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming for September 30, 2020 and impaired as of December 31, 2019. The following table provides information on nonperforming loans:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$20,558	$14,128	$34,686	$24,346
Lease financing	0	1,092	1,092	223
Construction real estate	0	0	0	0
Commercial real estate	1,310	23,211	24,521	7,295
Residential real estate	252	11,852	12,104	10,892
Home equity	0	5,374	5,374	5,242
Installment	0	153	153	167
Total nonaccrual loans	$22,120	$55,810	$77,930	$48,165
(1) Nonaccrual loans include nonaccrual TDRs of $29.3 million and $18.5 million as of September 30, 2020 and December 31, 2019, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,552	$1,568	$4,185	$4,648
Interest included in income
Nonaccrual loans	689	336	1,226	863
Troubled debt restructurings	64	184	367	689
Total interest included in income	753	520	1,593	1,552
Net impact on interest income	$799	$1,048	$2,592	$3,096

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

First Financial's average impaired loans and interest income recognized by class for the three and nine months ended September 30, 2019 were as follows:

	Three months ended		Nine months ended
	September 30, 2019		September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded
Commercial & industrial	$37,835	$316	$35,626	$807
Lease financing	148	0	155	0
Construction real estate	6	0	7	0
Commercial real estate	18,703	94	20,907	295
Residential real estate	15,388	74	16,177	229
Home equity	5,594	29	5,941	95
Installment	150	0	162	2
Total	77,824	513	78,975	1,428

Loans with an allowance recorded
Commercial & industrial	4,316	1	3,213	87
Lease financing	142	0	71	0
Construction real estate	0	0	0	0
Commercial real estate	1,010	4	1,507	27
Residential real estate	668	2	484	10
Home equity	0	0	0	0
Installment	0	0	0	0
Total	6,136	7	5,275	124

Total
Commercial & industrial	42,151	317	38,839	894
Lease financing	290	0	226	0
Construction real estate	6	0	7	0
Commercial real estate	19,713	98	22,414	322
Residential real estate	16,056	76	16,661	239
Home equity	5,594	29	5,941	95
Installment	150	0	162	2
Total	$83,960	$520	$84,250	$1,552

The following table provides collateral information by class of loan for collateral-dependent loans with a specific reserve. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.

	September 30, 2020
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Residential real estate	Total
Class of loan
Commercial & industrial	$10,091	$0	$11,541	$0	$21,632
Commercial real estate-investor	0	0	0	649	649
Commercial real estate-owner	0	0	0	662	662
Residential real estate	0	0	0	1,235	1,235
Total	$10,091	$0	$11,541	$2,546	$24,178

Lease financing. The Company prospectively applied FASB ASC Topic 842 in the first quarter of 2019. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.  Income recognized in first nine months of 2020 and 2019 related to the implementation of FASB ASC Topic 842 was insignificant.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,872	$1,421	$2,033	$1,401
Additions
Commercial & industrial	187	217	510	353
Residential real estate	136	104	282	1,376
Total additions	323	321	792	1,729
Disposals
Commercial & industrial	0	(228)	(217)	(498)
Residential real estate	(510)	(325)	(1,270)	(709)
Total disposals	(510)	(553)	(1,487)	(1,207)
Valuation adjustment
Commercial & industrial	(22)	(56)	448	(111)
Residential real estate	(20)	480	(143)	(199)
Total valuation adjustment	(42)	424	305	(310)
Balance at end of period	$1,643	$1,613	$1,643	$1,613

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $41.2 million as of September 30, 2020, is excluded from the estimate of credit losses.

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

First Financial's ACL is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three and nine months ended September 30, 2020 the ACL increased primarily due to First Financial's expectation of higher credit losses resulting from the COVID-19 pandemic, however, this was somewhat offset by an increase in prepayment rates during the period.

The Company utilized the final Moody's September baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response, as well as the potential for further government stimulus actions. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661
Provision for credit losses	1,297	702	3,613	12,896	(1,364)	(1,455)	35	(425)	15,299
Gross charge-offs	(1,467)	(852)	0	(3,789)	(22)	(460)	(59)	(171)	(6,820)
Recoveries	265	6	0	760	91	209	35	38	1,404
Total net charge-offs	(1,202)	(846)	0	(3,029)	69	(251)	(24)	(133)	(5,416)
Ending allowance for credit losses	$50,516	$1,287	$18,970	$72,207	$9,286	$12,530	$1,237	$2,511	$168,544

	Three months ended September 30, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$24,586	$1,393	$2,919	$20,357	$5,008	$5,307	$395	$1,584	$61,549
Provision for credit losses	2,654	(388)	(152)	1,684	702	68	(2)	662	5,228
Loans charged off	(9,556)	0	0	(535)	(278)	(627)	(65)	(598)	(11,659)
Recoveries	556	0	0	347	64	335	93	39	1,434
Total net charge-offs	(9,000)	0	0	(188)	(214)	(292)	28	(559)	(10,225)
Ending allowance for credit losses	$18,240	$1,005	$2,767	$21,853	$5,496	$5,083	$421	$1,687	$56,552

	Nine months ended September 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	23,331	1,044	4,996	28,922	(1,454)	(236)	78	357	57,038
Loans charged off	(3,840)	(852)	0	(5,830)	(285)	(1,155)	(127)	(716)	(12,805)
Recoveries	2,540	6	14	1,418	236	704	93	145	5,156
Total net charge-offs	(1,300)	(846)	14	(4,412)	(49)	(451)	(34)	(571)	(7,649)
Ending allowance for credit losses	$50,516	$1,287	$18,970	$72,207	$9,286	$12,530	$1,237	$2,511	$168,544

	Nine months ended September 30, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$18,746	$1,130	$3,413	$21,048	$4,964	$5,348	$362	$1,531	$56,542
Provision for credit losses	22,164	(25)	(714)	1,966	841	427	49	1,261	25,969
Loans charged off	(23,757)	(100)	0	(1,835)	(510)	(1,784)	(192)	(1,228)	(29,406)
Recoveries	1,087	0	68	674	201	1,092	202	123	3,447
Total net charge-offs	(22,670)	(100)	68	(1,161)	(309)	(692)	10	(1,105)	(25,959)
Ending allowance for credit losses	$18,240	$1,005	$2,767	$21,853	$5,496	$5,083	$421	$1,687	$56,552

The ACL balance and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 was as follows:

	As of December 31, 2019
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,044	$0	$0	$113	$18	$0	$0	$0	$2,175
Collectively evaluated for impairment	16,540	971	2,381	23,466	5,281	4,787	392	1,657	55,475
Ending allowance for credit losses	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650

Loans
Individually evaluated for impairment	$27,480	$223	$0	$10,831	$15,162	$5,700	$204	$0	$59,600
Collectively evaluated for impairment	2,438,397	88,141	493,182	4,183,820	1,040,787	766,169	82,385	49,184	9,142,065
Total loans	$2,465,877	$88,364	$493,182	$4,194,651	$1,055,949	$771,869	$82,589	$49,184	$9,201,665

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

The ACL on unfunded commitments was $14.8 million as of September 30, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded $1.9 million of provision recapture related to the allowance for credit losses on unfunded commitments for the three months ended September 30, 2020. However, First Financial recorded a provision for credit losses on unfunded commitments of $2.0 million for the nine months ended September 30, 2020. First Financial recorded $0.2 million and $0.3 million of provision recapture for unfunded commitments in three and nine month periods ended September 30, 2019, respectively.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$937,771	$879,727	$937,771	$880,251
Goodwill resulting from business combinations	0	57,962	0	57,438
Balance at end of period	$937,771	$937,689	$937,771	$937,689

During the third quarter of 2019, First Financial recorded $58.0 million of additions to goodwill resulting from the Bannockburn acquisition. In the first quarter of 2019, First Financial recorded its final adjustments to goodwill related to the 2018 MSFG merger. For further detail on the acquisition of Bannockburn, see Note 17 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.  In response to the COVID-19 pandemic and the related deterioration in general economic conditions, First Financial performed an interim qualitative impairment test as of September 30, 2020. The results of this interim qualitative test did not indicate that the Company's goodwill was impaired as of September 30, 2020. First Financial will continue to monitor the status of its goodwill and intangible assets for signs of further deterioration and potential impairment. First Financial performed its annual impairment test as of October 1, 2019 and no impairment was indicated at that time.

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

Amortization expense recognized on intangible assets for the three months ended September 30, 2020 and 2019 were $2.8 million and $2.4 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2020 and 2019 was $8.4 million and $6.5 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$51,031	$(25,930)	$51,031	$(21,149)
Customer list	39,420	(3,883)	39,420	(1,195)
Other	10,093	(3,312)	10,093	(1,999)
Total	$100,544	$(33,125)	$100,544	$(24,343)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $67.2 million and $58.6 million at September 30, 2020 and December 31, 2019, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $74.9 million and $64.3 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and First Financial recognizes lease expense for these leases on a straight-line basis over the term of the lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company's sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. First Financial does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements and leases generally also include real estate taxes and common area maintenance charges in the annual rental payments.

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$1,972	$1,846	$5,973	$5,494
Short-term lease cost	30	14	111	15
Variable lease cost	632	688	1,899	1,918
Total operating lease cost	$2,634	$2,548	$7,983	$7,427

Future minimum commitments due under these lease agreements as of September 30, 2020 are as follows:

(Dollars in thousands)	Operating leases
2020 (remaining three months)	$1,767
2021	7,116
2022	7,283
2023	7,312
2024	7,045
Thereafter	64,700
Total lease payments	95,223
Less imputed interest	20,316
Total	$74,907

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	September 30, 2020	December 31, 2019
Operating leases
Weighted-average remaining lease term	15.1 years	15.6 years
Weighted-average discount rate	3.10%	3.43%

Supplemental cash information at September 30, 2020 and 2019 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,928	$1,893	$5,801	$5,652
ROU assets obtained in exchange for lease obligations
Operating leases	29	582	9,688	65,520

NOTE 8:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased and overnight advances from the FHLB. All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities.

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$29,096
Collateralized mortgage obligations	85,562
Total	$114,658

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $114.7 million and $90.2 million as of September 30, 2020 and December 31, 2019, respectively.

First Financial had $133.0 million federal funds purchased at September 30, 2020 and $165.2 million as of December 31, 2019. The Company had no short-term borrowings with the FHLB at September 30, 2020 and had $1.2 billion at December 31, 2019. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial had $1.3 billion and $414.4 million of long-term debt as of September 30, 2020 and December 31, 2019, respectively, which included FRB borrowings, subordinated notes, FHLB long term advances and an interest free loan with a municipality.

During the third quarter of 2020 First Financial participated in the PPPLF, which is a program created by the FRB to extend credit to eligible financial institutions that originate PPP loans. The bank had outstanding PPPLF advances of $881.7 million as of September 30, 2020, with an average interest rate of 35 basis points. These borrowings are secured by pledged PPP loans and prepay in conjunction with reductions in the principal balances of those loans.

The following is a summary of First Financial's long-term debt:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FRB borrowings	$881,672	0.35%	$0	N/A
FHLB borrowings	138,424	1.69%	242,428	1.94%
Subordinated notes	321,280	4.86%	170,967	4.97%
Unamortized debt issuance costs	(2,866)	N/A	(1,007)	N/A
Lease liability	1,879	3.81%	1,213	4.48%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$1,341,164	1.57%	$414,376	3.20%

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 5 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025.

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

In addition to subordinated notes, long-term debt included $138.4 million and $242.4 million of fixed rate FHLB long-term advances as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, long-term FHLB advances had a weighted average interest rate of 1.69%. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$6,931	$2	$6,929	$(1,495)	$5,434	$63,691	$5,434	$69,125
Retirement obligation	0	(519)	519	(118)	401	(27,260)	401	(26,859)
Total	$6,931	$(517)	$7,448	$(1,613)	$5,835	$36,431	$5,835	$42,266

	Three months ended September 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$12,719	$105	$12,614	$(2,699)	$9,915	$37,320	$9,915	$47,235
Unrealized gain (loss) on derivatives	94	0	94	(21)	73	(73)	73	0
Retirement obligation	0	(347)	347	(78)	269	(32,054)	269	(31,785)
Total	$12,813	$(242)	$13,055	$(2,798)	$10,257	$5,193	$10,257	$15,450

	Nine months ended September 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$35,474	$(55)	$35,529	$(7,668)	$27,861	$41,264	$27,861	$69,125
Retirement obligation	0	(1,401)	1,401	(319)	1,082	(27,941)	1,082	(26,859)
Total	$35,474	$(1,456)	$36,930	$(7,987)	$28,943	$13,323	$28,943	$42,266

	Nine months ended September 30, 2019
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Cumulative effect of new standard	Ending balance
Unrealized gain (loss) on debt securities	$73,588	$(110)	$73,698	$(15,768)	$57,930	$(11,601)	$57,930	$906	$47,235
Unrealized gain (loss) on derivatives	281	0	281	(64)	217	(217)	217	0	0
Retirement obligation	0	(1,042)	1,042	(237)	805	(32,590)	805	0	(31,785)
Total	$73,869	$(1,152)	$75,021	$(16,069)	$58,952	$(44,408)	$58,952	$906	$15,450

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2020 and 2019, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$2	$105	$(55)	$(110)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	106	104	308	310	Other noninterest expense
Recognized net actuarial loss (1)	(625)	(451)	(1,709)	(1,352)	Other noninterest expense
Defined benefit pension plan total	(519)	(347)	(1,401)	(1,042)
Total reclassifications for the period, before tax	$(517)	$(242)	$(1,456)	$(1,152)
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

At September 30, 2020, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among nineteen counterparties, with an estimated fair value of $206.2 million. At December 31, 2019, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $1.9 billion, spread among eighteen counterparties, with an estimated fair value of $67.5 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At September 30, 2020, the Company had total counterparty notional amount outstanding of $3.1 billion spread among six counterparties, with an estimated fair value of $0.7 million. At December 31, 2019, the Company had total counterparty notional amounts outstanding of $1.9 billion spread among six counterparties, with an estimated fair value of $18.3 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		September 30, 2020			December 31, 2019
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,246,698	$208,296	$(1)	$1,923,375	$70,799	$(2,636)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,246,698	1	(208,403)	1,923,375	2,636	(70,808)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	3,085,637	35,888	(36,545)	1,869,934	28,739	(10,433)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	3,085,637	36,545	(35,888)	1,869,934	10,433	(28,739)
Total		$10,664,670	$280,730	$(280,837)	$7,586,618	$112,607	$(112,616)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contacts recognized in the Consolidated Balance Sheets:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$208,404	$(425,946)	$(217,542)	$73,444	$(147,193)	$(73,749)
Foreign exchange contracts with counterparty	72,433	(38,686)	33,747	39,172	(41,202)	(2,030)
Total	$280,837	$(464,632)	$(183,795)	$112,616	$(188,395)	$(75,779)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2020:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,246,698	5.2	$208,295
Pay fixed, matched interest rate swaps with counterparty	2,246,698	5.2	(208,402)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$3,085,637	0.5	(657)
Foreign exchange contracts-receive USD	$3,085,637	0.5	657
Total client derivatives	$10,664,670	2.5	$(107)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $235.0 million as of September 30, 2020 and $216.2 million as of December 31, 2019. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.4 million at September 30, 2020 and $0.2 million at December 31, 2019.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2020, the notional amount of the IRLCs was $158.1 million and the notional amount of forward commitments was $153.0 million. As of December 31, 2019, the notional amount of IRLCs was $33.4 million and the notional amount of forward commitments was $37.8 million. The unrealized gain on these agreements was $1.1 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $14.8 million of ACL for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets as of September 30, 2020.

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

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.5 billion at September 30, 2020 and $3.3 billion at December 31, 2019. As of September 30, 2020, loan commitments with a fixed interest rate totaled $128.8 million while commitments with variable interest rates totaled $3.4 billion. At December 31, 2019, loan commitments with a fixed interest rate totaled $123.7 million while commitments with variable interest rates totaled $3.2 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both September 30, 2020 and December 31, 2019 and have maturities ranging from less than one year to 30.0 years for September 30, 2020 and less than one year to 31.6 years for December 31, 2019.

The following table presents by type First Financial's active loan balances and related obligations to extend credit as of September 30, 2020.

(dollars in thousands)	Unfunded commitment	Loan balance
Commercial & industrial	$1,287,307	$3,292,313
Lease financing	0	74,742
Construction real estate	404,441	575,648
Commercial real estate-investor	142,502	3,263,213
Commercial real estate-owner	47,943	1,083,912
Residential real estate	31,513	1,027,702
Home equity	750,994	754,743
Installment	20,138	84,629
Credit card	204,527	43,907
Total	$2,889,365	$10,200,809

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $37.6 million and $33.4 million at September 30, 2020 and December 31, 2019, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $43.5 million and $38.5 million as of September 30, 2020 and December 31, 2019, respectively. The Company recognized tax credits of $1.8 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. First Financial recognized tax credits of $5.5 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized amortization expense, which was included in income tax expense, of $2.0 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively. First Financial had no affordable housing contingent commitments as of September 30, 2020 or December 31, 2019.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in

Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.8 million at September 30, 2020 and $3.1 million at December 31, 2019. The maximum exposure to loss related to these investments was $4.1 million at September 30, 2020 and $5.1 million at December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for the three months ended September 30, 2020 and were insignificant for the three months ended September 30, 2019. Investments in historic tax credits resulted in $0.3 million of tax credits for the nine months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2019.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2020. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2020 or December 31, 2019.

NOTE 12:  INCOME TAXES

For the third quarter of 2020, income tax expense was $9.3 million, resulting in an effective tax rate of 18.3% compared with income tax expense of $12.4 million and an effective tax rate of 19.6% for the comparable period in 2019. The decrease in the effective tax rate in the third quarter of 2020 compared to the same period in 2019 is due to lower pre-tax income in the third quarter of 2020 as well as higher executive compensation in 2019. For the first nine months of 2020, income tax expense was $23.2 million, resulting in an effective tax rate of 17.8% compared with income tax expense of $35.5 million and an effective tax rate of 19.2% for the comparable period in 2019. The decrease in the year-to-date effective tax rate is primarily due to lower pre-tax income in the first nine months of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity in 2020.

At September 30, 2020 and December 31, 2019, First Financial had $1.9 million and $2.4 million, respectively, of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures from taking tax positions where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2020 and December 31, 2019, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2017 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2017 through 2019 remain open to examination by the federal taxing authority.

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

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2020, or the year ended December 31, 2019, and does not expect to make cash contributions to the plan through the remainder of 2020.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$2,079	$1,649	$5,855	$4,944
Interest cost	624	694	1,831	2,083
Expected return on assets	(2,443)	(2,429)	(7,382)	(7,288)
Amortization of prior service cost	(106)	(104)	(308)	(310)
Net actuarial loss	625	451	1,709	1,352
Net periodic benefit cost (income)	$779	$261	$1,705	$781

NOTE 14:  REVENUE RECOGNITION

The majority of the Company’s revenues come from sources that are outside of the scope of ASU 2014-09, Revenue from Contracts with Customers. Income sources that are outside of this standard include income earned on loans, leases, securities, derivatives and foreign exchange. The Company's services that fall within the scope of ASU 2014-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2020 was $6.3 million, which was partially offset by $3.1 million of expenses within Noninterest income. Gross interchange income for the third quarter of 2019 was $6.3 million, which was partially offset by $3.0 million of expenses. Gross interchange income for the first nine months of 2020 was $17.6 million, which was partially offset by $8.9 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2019 was $24.2 million, which was partially offset by $8.8 million of expenses.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income available to common shareholders	$41,477	$50,856	$107,498	$149,398

Denominator
Weighted average shares outstanding for basic earnings per common share	97,247,080	98,517,025	97,400,942	98,177,802
Effect of dilutive securities
Employee stock awards	761,653	560,698	716,521	545,371
Adjusted weighted average shares for diluted earnings per common share	98,008,733	99,077,723	98,117,463	98,723,173

Earnings per share available to common shareholders
Basic	$0.43	$0.52	$1.10	$1.52
Diluted	$0.42	$0.51	$1.10	$1.51

If applicable, stock options and warrants with exercise prices greater than the average market price of the common shares are excluded from the computation of net income per diluted share, as they would be antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2020 and September 30, 2019.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2020
Financial assets
Cash and short-term investments	$245,934	$245,934	$245,934	$0	$0
Investment securities held-to-maturity	118,072	123,441	0	123,441	0
Other investments	118,292	N/A	N/A	N/A	N/A
Loans held for sale	69,008	69,008	0	69,008	0
Loans and leases	10,032,265	9,953,876	0	0	9,953,876
Accrued interest receivable	53,127	53,127	0	11,902	41,225

Financial liabilities
Deposits	11,567,430	11,576,499	0	11,576,499	0
Short-term borrowings	247,658	247,658	247,658	0	0
Long-term debt	1,341,164	1,337,424	0	1,337,424	0
Accrued interest payable	9,112	9,112	104	9,008	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and short-term investments	$257,639	$257,639	$257,639	$0	$0
Investment securities held-to-maturity	142,862	142,821	0	142,821	0
Other investments	125,020	N/A	N/A	N/A	N/A
Loans held for sale	13,680	13,680	0	13,680	0
Loans and leases	9,144,015	9,134,215	0	0	9,134,215
Accrued interest receivable	39,591	39,591	0	12,743	26,848

Financial liabilities
Deposits	10,210,229	10,209,790	0	10,209,790	0
Short-term borrowings	1,316,181	1,316,181	1,316,181	0	0
Long-term debt	414,376	414,937	0	414,937	0
Accrued interest payable	13,671	13,671	1,899	11,772	0

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2020
Assets
Investment securities available-for-sale	$103	$2,964,105	$40,755	$3,004,963
Interest rate derivative contracts	0	208,443	0	208,443
Foreign exchange derivative contracts	0	72,433	0	72,433
Total	$103	$3,244,981	$40,755	$3,285,839

Liabilities
Interest rate derivative contracts	$0	$209,401	$0	$209,401
Foreign exchange derivative contracts	0	72,433	0	72,433
Total	$0	$281,834	$0	$281,834

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2019
Assets
Investment securities available-for-sale	$100	$2,842,794	$9,190	$2,852,084
Interest rate derivative contracts	0	73,558	0	73,558
Foreign exchange derivative contracts	0	39,172	0	39,172
Total	$100	$2,955,524	$9,190	$2,964,814

Liabilities
Interest rate derivative contracts	$0	$73,750	$0	$73,750
Foreign exchange derivative contracts	$0	$39,172	$0	$39,172
Total	$0	$112,922	$0	$112,922

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2020 and September 30, 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning balance	$41,577	$12,798	$9,190	$14,715
Accretion (amortization)	(9)	5	10	(557)
Increase (decrease) in fair value	12	0	(26)	33
Settlements	(825)	(2,940)	31,581	(4,328)
Ending balance	$40,755	$9,863	$40,755	$9,863

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2020
Assets
Impaired loans	$0	$0	$16,030
OREO	0	0	484

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Impaired loans	$0	$0	$9,268
OREO	0	0	1,088

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

The Bannockburn transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $74.9 million and $18.4 million, respectively, and were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.  The fair values of assets acquired and liabilities assumed were considered final as of August 2020. Goodwill arising from the BGF acquisition was $58.0 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth and diversification. The goodwill is deductible for income tax purposes as the transaction is considered a taxable exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $15.9 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 143 full service banking centers as of September 30, 2020. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $2.8 billion in assets under management as of September 30, 2020 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

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

See Note 17 – Business Combinations in the Notes to Consolidated Financial Statements for further discussion of these transactions.

COVID-19 CONSIDERATIONS

The Company's operations and financial results for the majority of 2020 were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health of both its clients and associates. Nearly all banking centers had returned to full service by the end of the third quarter after being limited to drive-through services for most of the second quarter. Sales associates, support teams and management largely continued working remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third quarter. In addition, the Company has maintained its focus on enhancing remote, mobile and online processes to better support a bank anytime anywhere environment.

To assist clients during the pandemic, the Company quickly implemented distinct COVID-19 relief programs to provide comprehensive financial assistance to clients through payment deferrals, fee waivers, and suspension of vehicle repossessions and residential property foreclosures, among others. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act and the establishment of the Paycheck Protection Program. The Company's response to the PPP resulted in early successes in providing customer relief and as of September 30, 2020, the Company had approximately 6,800 active PPP loans with $886.1 million in balances, net of unearned fees of $24.2 million.

Further, as of September 30, 2020, the Company had modified $2.1 billion in commercial loans and $131.4 million in consumer loans to provide relief to borrowers adversely impacted by the pandemic. As stated in the CARES Act, loan modifications in response to COVID-19 executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020 are not required to be reported as TDR. As of the end of the third quarter, $2.1 billion, or 96%, of the loans originally modified had exited the initial 90 day deferral period, with $1.5 billion, or 70%, returning to a normal payment schedule and $631.2 million, or 30%, receiving a second deferral. While initial deferrals were universally granted upon request, additional deferrals are authorized on a case by case basis only after relationship managers perform enhanced due diligence of borrower operations, financial condition, liquidity and cash flow during the deferral period. The second round of deferrals consist primarily of hotel and franchise loans, which comprise $438.2 million or 69% of the total balances deferred for a second time.

Additionally, First Financial contributed $1.0 million in the first quarter of 2020 to help fund agencies providing COVID-19 relief efforts in the communities throughout its geographic footprint, and further contributed $0.5 million to the First Financial Foundation in the third quarter.

OVERVIEW OF OPERATIONS

Third quarter 2020 net income was $41.5 million and earnings per diluted common share were $0.42. This compares with third quarter 2019 net income of $50.9 million and earnings per diluted common share of $0.51. For the nine months ended September 30, 2020, net income was $107.5 million and earnings per diluted common share were $1.10. This compares with net income of $149.4 million and earnings per diluted common share of $1.51 for the first nine months of 2019.
Return on average assets for the third quarter 2020 was 1.04% compared to 1.41% for the same period in 2019, and return on average shareholders’ equity for the third quarter 2020 was 7.40% compared to 9.13% for the third quarter 2019. Return on average assets for the nine months ended September 30, 2020 was 0.93% compared to 1.41% for the same period in 2019, and return on average shareholders' equity was 6.50% and 9.29% for the first nine months of 2020 and 2019, respectively.
A discussion of First Financial's operating results for the three and nine months ended September 30, 2020 follows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest income	$112,180	$121,535	$338,038	$365,352
Tax equivalent adjustment	1,628	1,759	4,916	4,698
Net interest income - tax equivalent	$113,808	$123,294	$342,954	$370,050

Average earning assets	$13,456,501	$12,343,327	$13,031,826	$12,267,988

Net interest margin (1)	3.32%	3.91%	3.46%	3.98%
Net interest margin (fully tax equivalent) (1)	3.36%	3.96%	3.52%	4.03%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter 2020 was $112.2 million, a decrease of $9.4 million, or 7.7%, from third quarter 2019 net interest income of $121.5 million.  This change was primarily driven by a $27.6 million, or 17.9%, decrease in interest income, partially offset by an $18.2 million, or 56.7%, decrease in interest expense.  Net interest income on a fully tax equivalent basis for the third quarter 2020 was $113.8 million compared to $123.3 million for the third quarter 2019. Net interest income on a fully tax equivalent basis was $343.0 million for the nine months ended September 30, 2020, which represented a $27.1 million, or 7.3%, decrease compared to $370.1 million for the same period of the prior year.

Net interest margin on a fully tax equivalent basis decreased 60 bps to 3.36% for the third quarter 2020 compared to 3.96% for the comparable quarter in 2019 as interest rates declined and accretion on acquired loans continued to moderate. Net interest margin on a fully tax equivalent basis for the nine months ended September 30, 2020 was 3.52%, which was a decrease of 51 bps compared to the same period in 2019.

Interest income decreased $27.6 million, or 17.9%, in the third quarter of 2020 when compared to the same quarter in 2019 as a decrease in the yield on earning assets to 3.72% from 4.94% more than offset the impact of higher earning asset balances. The declining yield on earning assets resulted from an approximately 180 bp reduction in the fed funds target rate from September 30, 2019. Average earning assets increased to $13.5 billion in the third quarter 2020 from $12.3 billion in the same quarter of 2019 as loan balances grew largely due to PPP activity. For the nine months ended September 30, 2020, interest income decreased $65.0 million, or 14.1%, compared to the same period in 2019.

Interest expense decreased $18.2 million, or 56.7%, in the third quarter of 2020 when compared to the comparable quarter in 2019 due to lower rates paid on deposits, the Company's aggressive and deliberate management of funding costs and lower borrowing balances. Lower interest rates led to a 68 bp decline in the cost of interest-bearing deposits, which was 0.39% in the third quarter of 2020 compared to 1.07% for the same period in the prior year. The cost of borrowed funds decreased to 1.57% for the third quarter 2020 from 2.61% during the third quarter 2019, reflecting the decline in interest rates and a shift to FRB long term borrowings, which were used to fund PPP activity and carry a relatively modest interest rate of 0.35%. For the nine months ended September 30, 2020, interest expense decreased $37.7 million, or 39.8%, compared to the same period of 2019.

In addition, the impact from PPP loans resulted in 6 basis points of net interest margin dilution in the third quarter of 2020 when compared to Q3 2019 as these loans have lower yields relative to the balance of the Company's loan portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,162,832	2.86%	$3,290,666	3.21%	$3,147,655	2.96%	$3,351,559	3.31%
Interest-bearing deposits with other banks	40,277	0.31%	38,569	2.28%	57,138	0.51%	35,525	2.40%
Gross loans (1)	10,253,392	4.00%	9,014,092	5.58%	9,827,033	4.42%	8,880,904	5.66%
Total earning assets	13,456,501	3.72%	12,343,327	4.94%	13,031,826	4.05%	12,267,988	5.01%

Nonearning assets
Allowance for loan and lease losses	(165,270)		(61,911)		(147,349)		(59,129)
Cash and due from banks	233,216		191,000		251,147		182,025
Accrued interest and other assets	2,317,563		1,848,098		2,225,018		1,735,731
Total assets	$15,842,010		$14,320,514		$15,360,642		$14,126,615

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,668,635	0.08%	$2,325,405	0.56%	$2,563,633	0.21%	$2,310,095	0.55%
Savings	3,342,514	0.14%	2,945,076	0.69%	3,164,753	0.25%	3,038,620	0.74%
Time	2,015,933	1.20%	2,234,227	2.09%	2,276,064	1.54%	2,226,548	2.02%
Total interest-bearing deposits	8,027,082	0.39%	7,504,708	1.07%	8,004,450	0.60%	7,575,263	1.06%
Borrowed funds
Short-term borrowings	180,956	0.11%	1,297,247	2.20%	740,712	1.16%	1,142,437	2.32%
Long-term debt	1,338,792	1.76%	519,736	3.63%	768,770	2.52%	545,279	3.62%
Total borrowed funds	1,519,748	1.57%	1,816,983	2.61%	1,509,482	1.85%	1,687,716	2.74%
Total interest-bearing liabilities	9,546,830	0.58%	9,321,691	1.37%	9,513,932	0.80%	9,262,979	1.37%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,535,432		2,513,458		3,172,841		2,485,291
Other liabilities	529,326		275,038		465,116		227,400
Shareholders' equity	2,230,422		2,210,327		2,208,753		2,150,945
Total liabilities and shareholders' equity	$15,842,010		$14,320,514		$15,360,642		$14,126,615

Net interest income	$112,180		$121,535		$338,038		$365,352

Net interest spread		3.14%		3.57%		3.25%		3.64%
Contribution of noninterest-bearing sources of funds		0.18%		0.34%		0.21%		0.34%
Net interest margin (2)		3.32%		3.91%		3.46%		3.98%

Tax equivalent adjustment		0.04%		0.05%		0.06%		0.05%
Net interest margin (fully tax equivalent) (2)		3.36%		3.96%		3.52%		4.03%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2020			Changes for the nine months ended September 30, 2020
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(2,926)	$(921)	$(3,847)	$(8,771)	$(4,521)	$(13,292)
Interest-bearing deposits with other banks	(192)	1	(191)	(501)	83	(418)
Gross loans (1)	(36,016)	12,479	(23,537)	(82,566)	31,283	(51,283)
Total earning assets	(39,134)	11,559	(27,575)	(91,838)	26,845	(64,993)
Interest-bearing liabilities
Total interest-bearing deposits	(12,778)	513	(12,265)	(25,934)	1,930	(24,004)
Borrowed funds
Short-term borrowings	(6,833)	(315)	(7,148)	(9,915)	(3,478)	(13,393)
Long-term debt	(2,449)	3,642	1,193	(4,492)	4,210	(282)
Total borrowed funds	(9,282)	3,327	(5,955)	(14,407)	732	(13,675)
Total interest-bearing liabilities	(22,060)	3,840	(18,220)	(40,341)	2,662	(37,679)
Net interest income	$(17,074)	$7,719	$(9,355)	$(51,497)	$24,183	$(27,314)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Third quarter 2020 noninterest income was $49.5 million, increasing $16.4 million, or 49.4%, compared to $33.1 million for the comparable quarter of 2019. Net gains from sales of loans increased $13.8 million, or 286.9%, to $18.6 million due to record mortgage origination activity driven by historically low interest rates. Foreign exchange income was $8.8 million higher than the comparable period due to the full quarter impact of the BGF acquisition as well as the record high income generation by BGF in the third quarter of 2020. Service charges on deposit accounts decreased $2.5 million, or 25.5%, primarily attributed to a decline in transaction volumes resulting from the pandemic. Demand for back to back swaps slowed as loan growth moderated in the third quarter of 2020, resulting in a $2.7 million, or 54.7%, decrease in client derivative fees compared to the same quarter in 2019, while third quarter other noninterest income decreased $0.9 million, or 19.3%, from the same quarter of 2019, driven primarily by lower income on bank owned life insurance and accelerated amortization of mortgage servicing rights reslting from an increase in prepayments.

Noninterest income for the nine months ending September 30, 2020 was $127.6 million compared to $94.6 million for the comparable period of of 2019, increasing $33.0 million, or 34.9%. Net gain from sales of loans increased $28.0 million, or 276.1%, due to high origination volumes resulting from low interest rates. Foreign exchange income increased $25.3 million due to the full year impact and strong operating results subsequent to the BGF acquisition. Year to date bankcard income decreased $6.7 million, or 43.7%, in 2020 due to the impact of the Durbin amendment, which became effective in the third quarter of 2019, along with lower transaction volumes resulting from the pandemic. Service charges on deposit accounts decreased $6.8 million, or 23.8%, due to pandemic related fee waivers and lower transaction activity. Client derivative fees declined $3.2 million, or 27.7%, in the first nine months of 2020 as loan growth moderated, while other noninterest income decreased $4.4 million, or 27.8%, due to lower income on limited partnership investments and accelerated amortization of mortgage servicing rights due to an increase in prepayments in 2020.

NONINTEREST EXPENSE

Third quarter 2020 noninterest expense was $97.5 million, increasing $11.1 million, or 12.8%, compared to $86.4 million for the comparable quarter of 2019. Salaries and employee benefits of $63.8 million increased $10.6 million, or 19.8%, primarily driven by performance related incentives and commissions, as well as higher healthcare costs. Data processing expenses increased $1.1 million, or 18.4%, to $6.8 million in the third quarter of 2020 compared to $5.8 million in 2019 as the Company continued to make strategic investments to enhance its digital capabilities and establish required PPP lending processes. FDIC assessments increased $2.4 million, or 223.1%, due to a small bank assessment credit recognized in 2019, while professional services decreased $2.3 million, or 48.8%, to $2.4 million largely due to acquisition related expenses in the third quarter of 2019. Other noninterest expense decreased $1.2 million, or 14.7%, largely due to higher loan collection costs in the comparable quarter of 2019.

Noninterest expense for the nine months ending September 30, 2020 was $275.9 million compared to $249.4 million for the comparable period of of 2019. Salaries and benefits increased $19.4 million, or 12.5%, driven by annual salary adjustments, higher performance related incentives and commissions and increased healthcare costs. Year-to-date data processing expenses increased $4.4 million, or 27.4%, due to the Company's investment in digital enhancements, while FDIC assessments increased $3.1 million, or 340.6%, due to the prior year recognition of a small bank assessment credit. Intangible asset amortization increased $1.8 million, or 28.2%, subsequent to the BGF acquisition. Partially offsetting these increases, professional services declined $2.1 million, or 23.6%, primarily due to merger-related expenses incurred in 2019 related to the BGF acquisition that did not recur in 2020.

INCOME TAXES

For the third quarter of 2020, income tax expense was $9.3 million, resulting in an effective tax rate of 18.3% compared with income tax expense of $12.4 million and an effective tax rate of 19.6% for the comparable period in 2019. The decline in the effective tax rate in the third quarter of 2020 compared to the same period in 2019 was due to lower pre-tax income in the third quarter of 2020 in addition to higher executive compensation in 2019. For the first nine months of 2020, income tax expense was $23.2 million, resulting in an effective tax rate of 17.8% compared with income tax expense of $35.5 million and an effective tax rate of 19.2% for the comparable period in 2019. The decrease in the year-to-date effective tax rate was primarily due to lower pre-tax income in the first nine months of 2020 and the carryback of certain net operating losses as allowed under the CARES Act. These adjustments were partially offset by an unfavorable impact related to stock compensation activity in 2020.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in income, tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, totaled $10.2 billion as of September 30, 2020 and $9.2 billion as of December 31, 2019, representing a $999.1 million, or 10.9%, increase period over period. The majority of the increase was driven by $886.1 million in PPP loans, which are net of unearned fees of $24.2 million. C&I loans increased $826.4 million, or 33.5%, to $3.3 billion while Commercial real estate loans increased $152.5 million, or 3.6%, to $4.3 billion. Third quarter 2020 average loans, excluding loans held for sale, increased $1.2 billion, or 13.5%, from the third quarter of 2019.

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

Nonperforming assets were $87.3 million, or 0.55% of total assets, at September 30, 2020 compared to $61.6 million, or 0.42% of total assets, at December 31, 2019. This $25.7 million, or 41.7%, increase was driven by three relationships that were downgraded to nonaccrual during the current year.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $37.1 million at September 30, 2020, which represents an increase of $7.1 million, or 23.8%, from $30.0 million at December 31, 2019. This increase was attributed to one of the aforementioned relationships designated as a TDR during the year.

As of September 30, 2020, the Company had modified $2.1 billion in commercial loans and $131.4 million in consumer loans in response to COVID-19. As stated in the CARES Act, loan modifications in response to COVID-19 executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020 are not required to be reported as TDR. Of the loan balances initially modified, $1.5 billion have returned to a normal payment schedule, with $631.2 million receiving a second deferral. The second round of deferrals consist primarily of hotel and franchise loans, which comprise $438.2 million or 69% of the total balances deferred for a second time. The Company is closely monitoring the pandemic recovery activities of its clients, especially those who have received deferral modifications and those in industries most adversely impacted by the pandemic.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $134.0 million as of September 30, 2020 compared to $89.3 million at December 31, 2019. Classified assets increased $44.8 million, or 50.1%, as seven large relationships, including two previously mentioned, received risk rating downgrades during the period. These seven loans were not concentrated in a single industry, geographic location or loan type. Classified assets were 84 bps as a percentage of total assets at September 30, 2020, compared to 62 bps as of December 31, 2019.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of September 30, 2020 and the four previous quarters.

	Three months ended
	2020			2019
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$34,686	$33,906	$21,126	$24,346	$28,358
Lease financing	1,092	1,353	222	223	284
Construction real estate	0	0	0	0	5
Commercial real estate	24,521	14,002	10,050	7,295	14,889
Residential real estate	12,104	12,813	11,163	10,892	11,655
Home equity	5,374	5,604	5,821	5,242	5,427
Installment	153	201	145	167	75
Nonaccrual loans	77,930	67,879	48,527	48,165	60,693
Accruing troubled debt restructurings	7,759	8,377	22,206	11,435	18,450
Total nonperforming loans	85,689	76,256	70,733	59,600	79,143
Other real estate owned	1,643	1,872	1,467	2,033	1,613
Total nonperforming assets	87,332	78,128	72,200	61,633	80,756
Accruing loans past due 90 days or more	79	124	120	201	287
Total underperforming assets	$87,411	$78,252	$72,320	$61,834	$81,043
Total classified assets	$134,002	$125,543	$124,510	$89,250	$132,500

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	216.28%	233.74%	296.51%	119.69%	93.18%
Nonperforming loans	196.69%	208.06%	203.42%	96.73%	71.46%
Total ending loans	1.65%	1.56%	1.55%	0.63%	0.62%
Nonperforming loans to total loans	0.84%	0.75%	0.76%	0.65%	0.87%
Nonperforming assets to
Ending loans, plus OREO	0.86%	0.77%	0.78%	0.67%	0.89%
Total assets	0.55%	0.49%	0.48%	0.42%	0.56%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.78%	0.68%	0.54%	0.55%	0.69%
Total assets	0.50%	0.44%	0.33%	0.35%	0.43%
Classified assets to total assets	0.84%	0.79%	0.83%	0.62%	0.92%
(1) Nonaccrual loans include nonaccrual TDRs of $29.3 million, $32.7 million, $18.4 million, $18.5 million and $21.5 million as of September 30, 2020, June 30, 2020, March 31, 2020, December 31,2019 and September 30, 2019, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion, or 20.4% of total assets, at September 30, 2020 and $3.1 billion, or 21.5% of total assets, at December 31, 2019.  AFS securities totaled $3.0 billion at September 30, 2020 and $2.9 billion at December 31, 2019, while HTM securities totaled $118.1 million at September 30, 2020 and $142.9 million at December 31, 2019. The effective duration of the investment portfolio declined to 3.0 years as of September 30, 2020, compared to 3.4 years as of December 31, 2019, as the Company has positioned the investment portfolio to optimize performance with a flattened yield curve.

The Company invests in certain securities which carry credit risk since their realization is dependent on future principal and interest repayments. Prior to purchase, First Financial performs a detailed collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that enhance the overall performance of the portfolio.

At September 30, 2020, the Company's Consolidated Financial Statements reflected a $69.1 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.1 million unrealized gain on equity securities within other noninterest income.
First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $11.6 billion as of September 30, 2020 and $10.2 billion as of December 31, 2019. This increase was driven by a $909.0 million, or 34.4%, increase in noninterest bearing demand deposits; a $485.7 million, or 16.4%, increase in savings deposits; and a $267.6 million, or 11.3%, increase in interest bearing demand deposits compared to December 31, 2019. The increase in deposits was attributed to customers retaining CARES Act stimulus payments and PPP loan proceeds as well as strong origination efforts in the third quarter of 2020.

Average deposits for the third quarter 2020 increased $1.5 billion, or 15.4%, to $11.6 billion from $10.0 billion for the comparable quarter of 2019. This increase was driven by a $1.0 billion, or 40.7%, increase in average noninterest-bearing deposits; a $397.4 million, or 13.5%, increase in average savings deposits; and a $343.2 million, or 14.8%, increase in average interest-bearing demand deposits. These increases were partially offset by a $218.3 million, or 9.8%, decrease in average time deposit balances.

Borrowed funds were $1.6 billion as of September 30, 2020 compared to $1.7 billion as of December 31, 2019. First Financial utilizes short-term borrowings and long-term advances from the FHLB as wholesale funding sources. First Financial had no short-term borrowings with the FHLB at September 30, 2020, compared to $1.2 billion at December 31, 2019. Short-term borrowings also included fed funds purchased and repurchase agreements of $247.7 million and $165.2 million at September 30, 2020 and December 31, 2019, respectively.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $1.3 billion and $414.4 million at September 30, 2020 and December 31, 2019, respectively. The Company had $881.7 million of FRB advances from the PPPLF included in long-term borrowings as of September 30, 2020. The PPPLF was established by the Federal Reserve to supply a source of liquidity and term financing to financial institutions participating in the PPP. These borrowings carry a 0.35% interest rate and are secured by the Company's PPP loans. FHLB long-term advances declined $104.0 million, or 42.9%, to $138.4 million at September 30, 2020 from $242.4 million as of December 31, 2019 as the Company shifted its funding to the PPPLF, and otherwise implemented funding strategies to manage liquidity and interest rate risk. First Financial's total remaining borrowing capacity from the FHLB was $1.8 billion as of September 30, 2020.

Outstanding subordinated debt totaled $318.4 million as of September 30, 2020 and $170.0 million as of December 31, 2019. This increase was driven by the issuance of $150.0 million of fixed to floating rate subordinated notes in the second quarter of 2020.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2020 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.4 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2020.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.0 billion and $2.9 billion at September 30, 2020 and December 31, 2019, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both September 30, 2020 and December 31, 2019, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At September 30, 2020, these balances totaled $245.9 million. First Financial also had unused wholesale funding of $4.4 billion, or 27.6% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $80.0 million for the first nine months of 2020.  As of September 30, 2020, the Bank had retained earnings of $642.0 million, of which $144.8 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $199.5 million in cash at the parent company as of September 30, 2020.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $13.4 million and $15.2 million for the first nine months of 2020 and 2019, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% and includes a fully phased-in capital conservation buffer of 2.5% of risk-weighted assets. Further, the minimum ratio of Tier 1 capital to risk-weighted assets is 8.5% and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is 10.5%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased slightly to 12.02% at September 30, 2020 from 11.69% at December 31, 2019. The total capital ratio increased to 15.37% from 13.39% during the same period primarily due to the issuance of subordinated debt in the second quarter of 2020 and quarterly earnings. The leverage ratio was 9.55% at September 30, 2020, which was relatively unchanged from 9.58% as of December 31, 2019. The Company’s tangible common equity ratio decreased to 8.25% at September 30, 2020 from 9.07% at December 31, 2019 primarily due to the adoption of CECL during the period and the impact from PPP activity.

As of September 30, 2020, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $541.3 million on a consolidated basis at September 30, 2020.

The following tables present the actual and required capital amounts and ratios as of September 30, 2020 and December 31, 2019 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2020
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,293,716	11.63%	$778,369	7.00%	N/A	N/A
First Financial Bank	1,395,225	12.55%	777,993	7.00%	$722,422	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,336,497	12.02%	945,163	8.50%	N/A	N/A
First Financial Bank	1,395,329	12.55%	944,706	8.50%	889,135	8.00%

Total capital to risk-weighted assets
Consolidated	1,708,817	15.37%	1,167,554	10.50%	N/A	N/A
First Financial Bank	1,499,615	13.49%	1,166,990	10.50%	1,111,419	10.00%

Leverage ratio
Consolidated	1,336,497	9.55%	559,984	4.00%	N/A	N/A
First Financial Bank	1,395,329	9.97%	559,720	4.00%	699,650	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,245,746	11.30%	$771,666	7.00%	N/A	N/A
First Financial Bank	1,333,978	12.11%	770,997	7.00%	$715,926	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,288,185	11.69%	937,023	8.50%	N/A	N/A
First Financial Bank	1,334,082	12.11%	936,211	8.50%	881,140	8.00%

Total capital to risk-weighted assets
Consolidated	1,475,813	13.39%	1,157,498	10.50%	N/A	N/A
First Financial Bank	1,399,817	12.71%	1,156,496	10.50%	1,101,425	10.00%

Leverage ratio
Consolidated	1,288,185	9.58%	537,606	4.00%	N/A	N/A
First Financial Bank	1,334,082	9.93%	537,299	4.00%	671,623	5.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on September 15, 2020 to shareholders of record as of September 1, 2020. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on December 15, 2020 to shareholders of record as of December 1, 2020.

Share repurchases. In January 2019, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved in 2012. The 2019 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial did not repurchase any shares under this plan during the three month period ending September 30, 2020, however it repurchased 880,000 shares at an average market price of $18.96 under this plan during the nine month period ending September 30, 2020. First Financial repurchased 1,143,494 shares at an average market price of $23.94 under this plan during the three and nine month periods ended September 30, 2019. At September 30, 2020, 1,366,728 common shares remained available for repurchase under the 2019 plan.

ATM offering. In March 2017, First Financial initiated an "at-the-market" equity offering program to provide flexibility with respect to capital planning and to support future growth. First Financial was not active through the ATM program during the current period.

Shareholders' equity. Total shareholders’ equity was $2.2 billion at both September 30, 2020 and December 31, 2019.

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

The ACL on loans and leases was $168.5 million as of September 30, 2020 and $57.7 million as of December 31, 2019. As a percentage of period-end loans, the ACL was 1.65% as of September 30, 2020 and 0.63% as of December 31, 2019. As detailed in Note 2 - Accounting Standards Recently Adopted or Issued, $61.5 million of the increase in ACL was attributed to the adoption of CECL, while the remaining increase primarily related to the expected impact from the COVID-19 pandemic.

The Company utilized the revised Moody's September baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the third quarter 2020 ACL model.

The ACL as a percentage of nonaccrual loans was 216.28% at September 30, 2020 and 119.69% at December 31, 2019. The ACL as a percentage of nonperforming loans, including accruing TDRs, rose to 196.69% as of September 30, 2020 from 96.73% as of December 31, 2019. These increases were driven by the increase in the ACL during the period, which more than offset the increases in nonaccrual loans.

The Company recorded net charge-offs of $5.4 million, or 0.21% of average loans and leases on an annualized basis, in the third quarter 2020, compared to net charge-offs of $10.2 million, or 0.45% of average loans and leases on an annualized basis, for the comparable quarter in 2019. For the first nine of 2020, net charge-offs were $7.6 million, or 0.10% of average loans and leases, compared to $26.0 million, or 0.39%, for the same period of 2019.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. Third quarter 2020 provision expense on loans and leases was $15.3 million compared to a provision of $5.2 million during the third quarter in 2019. With moderate net charge-offs during the period, the majority of the third quarter 2020 provision expense was related to the expected economic impact from COVID-19. For the nine months ended September 30, 2020, provision expense on loans and leases was $57.0 million compared to $26.0 million for the same period of 2019, which was driven by the adoption of CECL and the expected impact of the pandemic.

The ACL on unfunded commitments was $14.8 million as of September 30, 2020 and $0.6 million as of December 31, 2019. Additionally, First Financial recorded $1.9 million of provision recapture on unfunded commitments for the three months ended September 30, 2020, compared to an insignificant amount of provision recapture in the comparative period in 2019. Similar to the increase in ACL on loans and leases, the increase in ACL on unfunded commitments was related to the adoption of CECL and consideration of the impact from the COVID-19 pandemic on future credit losses; however, provision expense decreased during the third quarter of 2020 due to elevated levels of prepayment activity in the period, which shortened the estimated weighted average remaining life of the portfolio for modeling purposes. For the nine months ended September 30, 2020, provision for credit losses on unfunded commitments was $2.0 million compared to insignificant provision for the same period of 2019.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Nine months ended
	2020			2019		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2020	2019
Allowance for credit loss activity
Balance at beginning of period	$158,661	$143,885	$57,650	$56,552	$61,549	$57,650	$56,542
Impact of adopting ASC 326	0	0	61,505	0	0	61,505	0
Provision for loan losses	15,299	17,859	23,880	4,629	5,228	57,038	25,969
Gross charge-offs
Commercial and industrial	1,467	1,282	1,091	2,919	9,556	3,840	23,757
Lease financing	852	0	0	62	0	852	100
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	3,789	2,037	4	1,854	535	5,830	1,835
Residential real estate	22	148	115	167	278	285	510
Home equity	460	428	267	807	627	1,155	1,784
Installment	59	7	61	31	65	127	192
Credit card	171	234	311	319	598	716	1,228
Total gross charge-offs	6,820	4,136	1,849	6,159	11,659	12,805	29,406
Recoveries
Commercial and industrial	265	275	2,000	1,796	556	2,540	1,087
Lease financing	6	0	0	0	0	6	0
Construction real estate	0	14	0	0	0	14	68
Commercial real estate	760	424	234	439	347	1,418	674
Residential real estate	91	93	52	72	64	236	201
Home equity	209	156	339	243	335	704	1,092
Installment	35	27	31	49	93	93	202
Credit card	38	64	43	29	39	145	123
Total recoveries	1,404	1,053	2,699	2,628	1,434	5,156	3,447
Total net charge-offs	5,416	3,083	(850)	3,531	10,225	7,649	25,959
Ending allowance for credit losses	$168,544	$158,661	$143,885	$57,650	$56,552	$168,544	$56,552

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.14%	0.13%	(0.15)%	0.18%	1.42%	0.06%	1.20%
Lease financing	4.29%	0.00%	0.00%	0.27%	0.00%	1.38%	0.14%
Construction real estate	0.00%	(0.01)%	0.00%	0.00%	0.00%	0.00%	(0.02)%
Commercial real estate	0.28%	0.15%	(0.02)%	0.14%	0.02%	0.14%	0.04%
Residential real estate	(0.03)%	0.02%	0.02%	0.04%	0.08%	0.01%	0.04%
Home equity	0.13%	0.14%	(0.04)%	0.29%	0.15%	0.08%	0.12%
Installment	0.12%	(0.10)%	0.15%	(0.08)%	(0.13)%	0.06%	(0.01)%
Credit card	1.16%	1.54%	2.15%	2.27%	4.40%	1.63%	3.00%
Total net charge-offs	0.21%	0.12%	(0.04)%	0.15%	0.45%	0.10%	0.39%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 35% in its interest rate risk modeling as of September 30, 2020. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2020, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(1.28)%	8.04%	15.20%
NII-Year 2	(2.13)%	10.73%	20.56%
EVE	(8.89)%	8.24%	16.49%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of September 30, 2020. The projected results for NII and EVE reflected an asset sensitive position, which increased further from the prior quarter as the Company continued to see an increase in consumer deposits both in overall balances and as a percentage of total deposits. In the current interest rate environment, First Financial manages its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2020 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	9.27%	6.80%	16.40%	14.01%
NII-Year 2	12.01%	9.45%	21.80%	19.32%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2019 Annual Report.  There were no changes to the accounting policies for goodwill, pension and income taxes during the nine months ended September 30, 2020. Subsequent to the adoption of ASC 326 in the first quarter of 2020, the Company's accounting policy for the ACL - loans and leases is now as follows:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In January 2019, the First Financial Board of Directors approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. The Company did not purchase any shares under the Stock Repurchase Plan or otherwise in the third quarter of 2020.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	11/6/2020	Date	11/6/2020