Form 10-K
period 2020-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2021-02-19
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2020, was $1,334,086,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 18, 2021, there were issued and outstanding 97,374,512 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2020 are incorporated by reference into Parts I and II. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2021 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2020 Annual Report (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

First Financial engages in the business of commercial banking and other banking and banking-related activities through its wholly-owned subsidiary, First Financial Bank (the Bank), which was founded in 1863. Effective December 30, 2016, the Bank converted its charter to an Ohio state chartered bank from a nationally chartered bank.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's Annual Report to Shareholders for the year ended December 31, 2020, and is incorporated herein by reference.

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

COVID-19

The Company's operations and financial results in 2020 were substantially influenced by the COVID-19 pandemic. The pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, which directly impacted our financial results and operations.

In response, the Company updated operating protocols to ensure all banking services virtually while prioritizing the health and safety of clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment depending on loacal conditions. Sales associates, support teams and management largely continued working remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third quarter. In addition, the Company has maintained its focus on enhancing remote, mobile and online processes.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals, fee waivers, and suspension of vehicle repossessions and residential property foreclosures. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. As of December 31, 2020, the Company had approximately 4,900 active PPP loans with $594.6 million in balances, net of unearned fees of $13.7 million.

Further, as of December 31, 2020, the Company had $320.2 million in loans, or 3.2% of the total portfolio, that were deferred to provide relief to borrowers adversely impacted by the pandemic. These deferrals consisted of $291.5 million of loans in which borrowers were temporarily making interest-only payments and $28.7 million of loans in which borrowers were provided temporary relief from full P&I payments.

First Financial also contributed $1.0 million in the first quarter of 2020 to help fund agencies providing COVID-19 relief efforts in communities throughout its footprint.

Human Capital

At December 31, 2020, First Financial had approximately 2,107 full-time employees located primarily in the states of Ohio, Indiana, Kentucky, and Illinois.

Employee Wellbeing. A key motive behind the Company’s strategic intent is “Investing in our People.” To achieve this goal, First Financial has developed a “Wellbeing Program” that is designed to support employees and their families in a holistic way, focusing on the five core areas of wellbeing: physical, financial, social, community and purpose. The program provides employees with incentives (such as health savings account contributions, paid time off and reimbursements) in exchange for participation in a range of activities, including an annual physical, webinar participation and enrollment in Company fitness activities. In 2020, 62% of eligible employees qualified for benefits under the Wellbeing Program.

Compensation and Benefits. First Financial offers employees competitive short-term and long-term compensation, a comprehensive set of benefits including health, dental and vision insurance, free or low-cost access to an independent provider of primary care clinics, product discounts and various expense reimbursement programs. First Financial also provides all eligible employees with an annual allocation to the First Financial Pension Plan of 5% of eligible annual pay. The pension allocation is 100% company-paid, fully-vested and portable. We regularly review our compensation practices to ensure we are paying employees equitably, taking into consideration such factors as experience, education, and performance.

Employee Engagement. First Financial launched its engagement initiative in 2020, partnering with a third party to measure associate engagement and develop action plans for continued improvement. In 2020, we hosted virtual town hall meetings for all associates, opening the lines of communications and answering associate concerns. In conjunction with the town hall meetings, pulse surveys were completed with themes around wellbeing, return to work, diversity and inclusion, and career coaching and development. These surveys provided insight into our associates’ needs and desires, which we can use in future program development.

Diversity, Equity and Inclusion. First Financial prioritizes diversity, equity and inclusion (DEI) as an employer, a financial institution and as a member of the communities in which we operate. The DEI Committee of the Board provides guidance and oversight to First Financial’s executive committee, the Manager of Diversity, Equity and Inclusion, and the First Financial Diversity Council, which is comprised of 10 associates from across our footprint. First Financial supports several associate-led business resource groups designed to facilitate networking and leadership development. First Financial is in the process of building its DEI strategy which includes establishing goals for increased associate and management diversity. During 2020, First Financial’s CEO held a series of listening sessions with diverse associates as part of our goal to foster a more inclusive environment.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

In April 2018, First Financial acquired MainSource Financial Group, Inc., an Indiana bank holding company, in a stock-for-stock transaction, and MainSource Bank, a wholly owned subsidiary of MainSource, merged into First Financial Bank. Under the terms of the merger agreement, shareholders of MainSource received 1.3875 common shares of First Financial for each share of MainSource common stock. At the effective time of the merger, MainSource had assets of approximately $4.5 billion and operated 88 full-service offices in Indiana, Ohio, Illinois and Kentucky.

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

We also compete on a nationwide basis through Oak Street, which lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies, First Franchise, which lends to restaurant franchisees, and Bannockburn, which provides foreign exchange services to customers throughout the United States.

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

First Financial believes that it is well positioned to compete in its markets. Smaller than super-regional and multi-national bank holding companies, First Financial believes that it can meet the needs of its markets through a local decision-making process and that it is better positioned to compete than smaller community banks that may have size or geographic limitations. First Financial’s targeted customers include individuals and small to medium sized businesses within the Bank's geographic footprint. Through its diversified delivery systems of banking centers, ATMs, internet banking and telephone-based transactions, First Financial is able to meet the needs of its customers in an ever-changing marketplace.

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

Supervision and Regulation

First Financial and its subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and the banking system in general and not for the protection of shareholders. These laws and regulations govern areas such as capital, permissible activities, allowance for credit losses, loans and investments, interest rates that can be charged on loans and consumer protection communications and disclosures. Certain elements of selected laws and regulations are described in more detail in the sections that follow. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Bank Holding Company Regulation

As a bank holding company that has elected to become a financial holding company, First Financial is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to supervision and examination by the Federal Reserve Board. The BHCA requires prior approval by the Federal Reserve Board in any case where a financial holding company proposes to: (i) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company; (ii) acquire all or substantially all of the assets of another bank or another financial or bank holding company; or (iii) merge or consolidate with any other financial or bank holding company. In addition, First Financial’s acquisition of a savings and loan association requires prior Federal Reserve Board approval.

A qualifying bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act (CRA). No regulatory approval is required under the BHCA for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include:

•securities underwriting, dealing and market making;
•sponsoring mutual funds and investment companies;
•insurance underwriting and agency;
•merchant banking; and
•activities that the Federal Reserve Board has determined to be closely related to banking.

If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions. The holding company could also be required to divest itself of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

Each subsidiary bank of a financial holding company is subject to certain restrictions on the maintenance of reserves against deposits, extensions of credit to the financial holding company and its subsidiaries, investments in the stock and other securities of the financial holding company and its subsidiaries and the taking of such stock and securities as collateral for loans to borrowers. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

In April 2020, the Federal Reserve Board adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise control over another company for purposes of the Bank Holding Company Act. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve Board generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve Board’s final rule applies to questions of control under the Bank Holding Company Act, but does not extend to the Change in Bank Control Act.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the Dodd-Frank Act), has had a broad impact on the financial services industry, imposing significant regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the United States financial system to be distributed among new and existing federal regulatory agencies, including the United States Financial Stability Oversight Council, the Federal Reserve Board, and the FDIC.

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Regulatory Relief Act) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. Bank holding companies with consolidated assets of less than $100 billion, including First Financial, are no longer subject to the enhanced capital, liquidity, risk management and other prudential standards established under the Dodd-Frank Act. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including First Financial, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies as well as state banks that are members of a Federal Reserve Bank. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of prompt corrective action regulatory provisions.

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

The Basel III capital rules include (i) a minimum common equity tier 1 capital ratio of at least 4.5%, (ii) a minimum tier 1 capital ratio of at least 6.0%, (iii) a minimum total capital ratio of 8.0% and (iv) a minimum leverage ratio of 4.0%.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2020, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the CARES Act), discussed below, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. First Financial adopted the capital transition relief over the five year permissible period.

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

First Financial became subject to the Durbin Amendment on July 1, 2019, which reduced noninterest income by $11.8 million in 2020.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reached 1.35%. The reserve ratio reached 1.36% on September 30, 2018, and, as a result, the surcharge on banks with assets of $10 billion or more ceased with the first assessment invoice in 2019. In addition, once the DRR reached 1.38%, the FDIC applied an assessment credit to banks that had assets below $10 billion at any time during the credit calculation period, which includes the Bank.

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

•The CRA: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.

•Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.

•Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.

•Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.

•Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the Small Dollar Rule) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on First Financial’s financial condition or results of operations on a consolidated basis in 2020.

Community Reinvestment Act

Under the CRA, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company from making an election to become a financial holding company. As of its last examination, the Bank received a CRA rating of “satisfactory.”

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

Fiscal and Monetary Policies

The earnings of banks, and, therefore, the earnings of First Financial (and its subsidiaries), are affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity includes the purchase or sale as principal of a security derivative, commodity future, option, or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified United States government, agency, state and/or municipal obligations. The Volcker Rule also excludes: (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. Further, the Volcker Rule prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

On June 25, 2020, the federal bank regulatory agencies finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. The new rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address. To the extent First Financial engages in any of the trading activities or has any ownership interests in or relationship with any of the types of funds regulated by the Volcker Rule, First Financial believes that its activities and relationships comply with such rule, as modified through rule-making.

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Financial is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to the novel COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of United States financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the United States Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the SBA) in which the Bank participates to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the PPP), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor related legislative, regulatory, and supervisory developments. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the Federal Reserve Board, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve Board established the Main Street Lending Program (MSLP) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve Board extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

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

COVID-19 has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.
•The response of governmental and nongovernmental authorities. Many of the actions taken by authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses. These actions are not consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational, and other risks are generally expected to increase.
•The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer lasting disruptions.
•The success of hardship relief efforts to bridge the gap to reopening the economy. The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including the Bank, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

The duration of these business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. You should consider that the effects of COVID-19 could be particularly pronounced with respect to certain of our lending portfolios:

•Commercial real estate-retail, including retail shopping centers, due to declining interest in such spaces by their users and declining interest in visiting large shared spaces. As of December 31, 2020, the retail portion of our ICRE portfolio was $875.2 million, or 8.8% of our loan portfolio.
•Residential real estate, due to customers' potential loss of income. As of December 31, 2020, this portfolio was $1.0 billion, or 10.1% of our loan portfolio.
•Franchise, which primarily includes quick service and casual dining, due to stay at home orders and requirements that restaurants provide carry-out only service. As of December 31, 2020, this portfolio was $423.8 million, or 4.3% of our loan portfolio.
•Hospitality, including hotel and motel lending, due to travel limitations implemented by governments and businesses as well as declining interest in travel generally. As of December 31, 2020, this portfolio was $433.0 million, or 4.4% of our loan portfolio.

The cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The effects could have a material impact on our results of operations and heighten many of the other risk factors identified below.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, may affect us, including requiring us to record additional loan loss provision or to charge off loans.

First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control, especially in light of COVID-19, may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. Due to First Financial's volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as First Financial’s ability to sell the collateral upon foreclosure.

If the strength of the United States economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect our financial condition and results of operations.
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
In addition to the general impact of the economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•the yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•the value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;
•the value of assets for which we provide processing services could decline;
•the demand for loans and refinancings may decline, which could negatively impact income related to loan originations; or
•to the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

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

The London Interbank Offered Rate (LIBOR) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (USD LIBOR), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding when LIBOR ceases to exist.

The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (SOFR). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The extent to which SOFR attains traction as a LIBOR replacement tool is not known, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020, and many issuers are now utilizing SOFR.

First Financial has established a working group to manage the LIBOR transition process. The working group has identified all LIBOR-related contracts and determined which will require amended language to incorporate a substitute reference rate. The working group has also developed and implemented flexible language regarding reference rates for all new loan products and agreements. First Financial continues to consider a replacement index for 2021 and beyond.

Until this replacement rate is identified and all agreements have been addressed, we will continue to have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk for us. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, our failure to adequately manage this transition process with our customers could impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could adversely affect our business, financial condition and results of operations.

Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers' ability to pay these loans, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. This is especially relevant in light of the impact COVID-19 has had on national and local economies. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Additionally, a concentration of natural disasters or a significant disruption in the insurance market could impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future.

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

We maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for credit losses is maintained at a level adequate to absorb expected losses over the life of the life of the loans in the loan portfolio as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual loan losses, and future provision for credit losses could materially affect our operating results. The accounting measurements related to the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the FASB has changed its requirements for establishing the allowance for credit losses. The new accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities, as opposed to the previous practice of recording losses when it was probable that a loss event had occurred. We adopted the CECL accounting guidance in 2020 and recognized a one-time cumulative effect adjustment to our allowance for credit losses and retained earnings as of January 1, 2020. Concurrent with the enactment of the CARES Act, federal bank regulatory agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

We adopted CECL in the first quarter of 2020, including the regulatory phase-in. As a result, credit loss allowances, including reserves for unfunded commitments, increased $73.7 million on January 1, 2020, resulting in a corresponding decrease in retained earnings and a delayed impact to regulatory capital. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, we incurred a significant provision expense of $70.6 million during 2020, primarily as a result of COVID-19, and may incur significant provision expense for credit losses in future periods as well.

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

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The OCC has also announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. Credit unions that compete with us have advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would affect our profitability.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

Failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. Similarly, meeting these competitive pressures could require us to incur significant additional expense, to reevaluate the number of branches through which we serve our customers, or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, competitive pressure to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

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

At December 31, 2020, we had $3.0 billion in assets under management. A sharp decline in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.

Our foreign exchange business is largely dependent upon a small number of large clients and volatility in the markets.

In August 2019, First Financial acquired Bannockburn, which is engaged in various foreign exchange market activities. Bannockburn’s business model relies, to some extent, upon a small number of large clients engaged in foreign currency transactions. The loss of one or more of these large client would adversely affect the revenue derived from Bannockburn. Additionally, foreign currency transactions increase as volatility in the market increases. Sustained periods of stability in the financial markets could adversely affect Bannockburn’s revenue.

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, or from actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

We rely on other companies to provide key components of our business infrastructure, creating risks of failures by such companies and cybersecurity incidents involving our customers’ information.

Third parties provide key components of our business infrastructure, such as processing and Internet connections and network access. These vendors also provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes could affect our ability to deliver products and services to clients and to efficiently and effectively conduct our business. Technological or financial difficulties of a third-party service provider could affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVD-19.

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

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The breach of the systems of a credit bureau in 2019 presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

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

We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2020, the Bank had $198.0 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2020, we had indebtedness of $942.8 million.

Disruptions in our ability to access capital markets on desirable terms may affect our capital resources, liquidity and business.

We depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources on acceptable or desirable terms, such as a decline in the confidence of debt purchasers, a downgrade in our credit rating, or a downgrade in the credit rating of our depositors or counterparties participating in the capital markets, may affect our capital costs and our ability to raise capital and, in turn, our liquidity.

In addition, prior debt offerings could potentially have important consequences to us and our debt and equity investors, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities.

We are continuing to evaluate these risks on an ongoing basis.

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

Other considerations include forecasts of revenues and expenses derived from internal management projections for a period of five years, changes in working capital estimates, company specific discount rate derived from a rate build up approach, externally sourced bank peer group market multiples and externally sourced bank peer group change in control premium, all of which are highly subjective and require significant management judgment. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. Acquisitions could involve the payment of a premium over book and market values, and, therefore, dilution of our tangible book value and net income per common share may occur in connection with any such transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have an impact on our liquidity, results of operations and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.

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

See the “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2020 Annual Report (included within Exhibit 13 to this Form 10-K) for more information.

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

In June 2016, FASB issued CECL. CECL was expected to result in earlier recognition of credit losses and required consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Bank became subject to the new standard in the first quarter of 2020. Concurrent with the enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The CECL standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. See Note 2 - Accounting Standards Recently Adopted or Issued and Note 6 - Allowance for Credit Losses in the Company's Form 10-K for further information regarding the Company's adoption of CECL and the corresponding allowance for credit losses.

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

First Financial and its subsidiaries are subject to the supervision and regulation of various state and federal regulators, including the Federal Reserve Board, the FDIC, the SEC, the CFPB, the Financial Industry Regulatory Authority, and the ODFI. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we operate our business. These actions could impact the Company and the Bank in a variety of ways, including subjecting us to fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements.

General Risk Factors

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

The fiscal and monetary policies of the United States government and its agencies could have an effect on our earnings.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2020, the Company operated 143 full service banking centers, 32 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 63 banking centers in Ohio, three banking centers in Illinois, 63 banking centers in Indiana and 14 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 19, 2021. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	60

James M. Anderson	EVP, Chief Financial Officer	49

Andrew K. Hauck	EVP, Chief Commercial Banking Officer	59

Catherine M. Myers	EVP, Consumer Banking	59

John M. Gavigan	EVP, Chief Operating Officer	42

Karen B. Woods	EVP, General Counsel and Chief Risk Officer	52

William R. Harrod	EVP, Chief Credit Officer	53

Amanda N. Neeley	EVP, Chief Strategy Officer	40

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2020, with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 18, 2021, our common shares were held by approximately 4,103 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2020, a total of 27,451 stock options and 763,283 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2020 Annual Report and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2020 Annual Report (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2020 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

In December 2018 the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. On December 22, 2020, the Board announced that it authorized a new repurchase plan that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, and will expire December 31, 2022. First Financial did not repurchase any shares in the fourth quarter of 2020 under this Plan.

Item 6.  Selected Financial Data.
The information contained in Table 1 of the Management’s Discussion and Analysis section of First Financial's 2020 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2020 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 14 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2020 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2020 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2020 Annual Report (included as Exhibit 13 of this report), is incorporated herein by reference.

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

Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in First Financial’s 2020 Annual Report (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting
There were no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 25, 2021, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	27,451	$10.53	5,454,816
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020 Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2020 Annual Report (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2020 Annual Report (included as Exhibit 13 of this report) as noted:

		Reports of Independent Registered Public Accounting Firm - Incorporated by reference from First Financial’s 2020 Annual Report

		Consolidated Balance Sheets as of December 31, 2020 and 2019 - Incorporated by reference from First Financial’s 2020 Annual Report

		Consolidated Statements of Income for years ended December 31, 2020, 2019 and 2018 - Incorporated by reference from First Financial’s 2020 Annual Report

		Consolidated Statements of Comprehensive Income for years ended December 31, 2020, 2019 and 2018 - Incorporated by reference from First Financial’s 2020 Annual Report

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018 - Incorporated by reference from First Financial’s 2020 Annual Report

		Consolidated Statements of Cash Flows for years ended December 31, 2020, 2019 and 2018 - Incorporated by reference from First Financial’s 2020 Annual Report

		Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2020 Annual Report

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

The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit
Number

2.1
Agreement and Plan of Merger, dated July 25, 2017 between First Financial Bancorp. and MainSource Financial Group, Inc. (Incorported by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on July 27, 2017) (certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

2.2
Agreement and Plan of Merger dated as of June 18, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub, LLC, Bannockburn Global Forex, LLC and Fortis Advisors, LLC, solely in its capacity as Member Representative (filed as Exhibit 1.1 to First Financial's Current Report on Form 8-K filed on June 19, 2019) (File No. 001-34762).

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 6, 2019, by and among First Financial Bancorp., First Financial Bank, Wallace Merger Sub, Bannockburn Global Forex, LLC, and Fortis Advisors, LLC, solely in its capacity as the Member Representative (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 6, 2019)(/File No. 001-34762).

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

4.19
Second Supplemental Indenture, dated April 30, 2020, between First Financial Bancorp. and Wells Fargo Bank, National Association (Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on April 30, 2020)(File No. 001-34762).

4.20
Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.19 of this Form 10-K)(Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on April 30, 2020) (File No. 001-34762).)

4.21	Description of Registrant's Securities (filed as Exhibit 4.19 to the Annual Report on Form 10-K filed on February 221, 2020).
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

10.33	First Financial Bancorp. 2020 Stock Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2020)(File No. 001-34762) .*
10.34	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed herewith).*
10.35	Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed herewith).*
13	Registrant's annual report to shareholders for the year ended December 31, 2020.
14.1
First Financial Bancorp. Code of Conduct, as approved January 28, 2020 (filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference) (File No. 001-34762).

14.2
Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference) (File No. 001-34762).

21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/19/2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director President and Chief Executive Officer		James M. Anderson, Executive Vice President and Chief Financial Officer

Date	2/19/2021	Date	2/19/2021

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, First Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/19/2021	Date	2/19/2021

/s/ J. Wickliffe Ach		/s/ William G. Barron
J. Wickliffe Ach, Director		William G. Barron, Director

Date	2/19/2021	Date	2/19/2021

/s/ Vincent A. Berta		/s/ Cynthia O. Booth
Vincent A. Berta, Director		Cynthia O. Booth, Director

Date	2/19/2021	Date	2/19/2021

/s/ Corinne R. Finnerty		/s/ Susan L. Knust
Corinne R. Finnerty, Director		Susan L. Knust, Director

Date	2/19/2021	Date	2/19/2021

/s/ William J. Kramer		/s/ John T. Neighbours
William J. Kramer, Director		John T. Neighbours, Director

Date	2/19/2021	Date	2/19/2021

/s/ Thomas M. O'Brien		/s/ Maribeth S. Rahe
Thomas M. O'Brien, Director		Maribeth S. Rahe, Director

Date	2/19/2021	Date	2/19/2021