Form 10-Q
period 2021-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2021-05-06
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2021

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 97,281,532 shares outstanding at May 5, 2021.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ACL	Allowance for credit losses	FRB	Federal Reserve Bank
AFS	Available-for-sale	GAAP	U.S. Generally Accepted Accounting Principles
Allowance	Collectively or individually, Allowance for credit losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	Insignificant	Less than $0.1 million
ASC	Accounting standards codification	IRLC	Interest rate lock commitment
ASU	Accounting standards update	LGD	Loss Given Default
Bank	First Financial Bank	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	MSFG	MainSource Financial Group, Inc.
BGF or Bannockburn	Bannockburn Global Forex, LLC	N/A	Not applicable
Bp/bps	Basis point(s)	NII	Net interest income
BOLI	Bank owned life insurance	OBS	Off-balance sheet
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
CDs	Certificates of deposit	PCA	Prompt corrective action
C&I	Commercial & industrial	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PCI	Purchase credit impaired
Company	First Financial Bancorp.	PD	Probability of default
DDA	Demand deposit account	PPP	Paycheck Protection Program
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PPPLF	Paycheck Protection Program Liquidity Facility
EAD	Exposure at Default	R&S	Reasonable and Supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	Topic 842	FASB ASC Topic 842, Leasing
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank	TTC	Through the cycle
FRB	Federal Reserve Bank	USD	United States dollars
First Financial	First Financial Bancorp.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$210,191	$231,054
Interest-bearing deposits with other banks	19,180	20,305
Investment securities available-for-sale, at fair value (amortized cost $3,698,779 at March 31, 2021 and $3,330,029 at December 31, 2020)	3,753,763	3,424,580
Investment securities held-to-maturity (fair value $124,294 at March 31, 2021 and $136,698 at December 31, 2020)	121,945	131,687
Other investments	131,814	133,198
Loans held for sale, at fair value	34,590	41,103
Loans and leases
Commercial & industrial	3,044,825	3,007,509
Lease financing	66,574	72,987
Construction real estate	642,709	636,096
Commercial real estate	4,396,582	4,307,858
Residential real estate	946,522	1,003,086
Home equity	709,667	743,099
Installment	82,421	81,850
Credit card	44,669	48,485
Total loans and leases	9,933,969	9,900,970
Less: Allowance for credit losses	169,923	175,679
Net loans and leases	9,764,046	9,725,291
Premises and equipment	204,537	207,211
Goodwill	937,771	937,771
Other intangibles	61,984	64,552
Accrued interest and other assets	935,250	1,056,382
Total assets	$16,175,071	$15,973,134

Liabilities
Deposits
Interest-bearing demand	$2,914,761	$2,914,787
Savings	4,006,181	3,680,774
Time	1,731,757	1,872,733
Total interest-bearing deposits	8,652,699	8,468,294
Noninterest-bearing	3,995,370	3,763,709
Total deposits	12,648,069	12,232,003
Federal funds purchased and securities sold under agreements to repurchase	181,387	166,594
Long-term debt	583,722	776,202
Total borrowed funds	765,109	942,796
Accrued interest and other liabilities	502,951	516,265
Total liabilities	13,916,129	13,691,064

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2021 and 2020	1,633,137	1,638,947
Retained earnings	745,220	720,429
Accumulated other comprehensive income (loss)	18,101	48,664
Treasury stock, at cost, 6,764,101 shares in 2021 and 6,259,865 shares in 2020	(137,516)	(125,970)
Total shareholders' equity	2,258,942	2,282,070
Total liabilities and shareholders' equity	$16,175,071	$15,973,134

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Interest income
Loans and leases, including fees	$98,931	$115,775
Investment securities
Taxable	18,607	19,005
Tax-exempt	5,043	4,582
Total interest on investment securities	23,650	23,587
Other earning assets	28	142
Total interest income	122,609	139,504
Interest expense
Deposits	4,333	16,365
Short-term borrowings	67	5,087
Long-term borrowings	4,333	3,770
Total interest expense	8,733	25,222
Net interest income	113,876	114,282
Provision for credit losses - loans and leases	3,450	23,880
Provision for credit losses - unfunded commitments	538	1,568
Net interest income after provision for credit losses	109,888	88,834
Noninterest income
Service charges on deposit accounts	7,146	8,435
Trust and wealth management fees	4,398	4,469
Bankcard income	3,128	2,698
Client derivative fees	1,556	3,105
Foreign exchange income	10,757	9,966
Net gain from sales of loans	9,454	2,831
Net gain (loss) on sales/transfers of investment securities	(166)	(59)
Unrealized gain (loss) on equity securities	112	(98)
Other	3,937	4,037
Total noninterest income	40,322	35,384
Noninterest expenses
Salaries and employee benefits	61,253	54,822
Net occupancy	5,704	6,104
Furniture and equipment	3,969	4,053
Data processing	7,287	6,389
Marketing	1,361	1,220
Communication	838	890
Professional services	1,450	2,275
State intangible tax	1,202	1,516
FDIC assessments	1,349	1,405
Intangible assets amortization	2,479	2,792
Other	5,614	8,200
Total noninterest expenses	92,506	89,666
Income before income taxes	57,704	34,552
Income tax expense	10,389	5,924
Net income	$47,315	$28,628
Net earnings per common share - basic	$0.49	$0.29
Net earnings per common share - diluted	$0.48	$0.29
Average common shares outstanding - basic	96,873,940	97,736,690
Average common shares outstanding - diluted	97,727,527	98,356,214
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income	$47,315	$28,628
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(30,968)	(1,863)
Change in retirement obligation	405	328
Other comprehensive income (loss)	(30,563)	(1,535)
Comprehensive income	$16,752	$27,093

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			28,628				28,628
Other comprehensive income (loss)				(1,535)			(1,535)
Cash dividends declared:
Common stock at $0.23 per share			(22,342)				(22,342)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(8,218)			347,555	7,104	(1,114)
Share-based compensation expense		1,537					1,537
Balance at March 31, 2020	104,281,794	$1,633,950	$660,653	$11,788	(6,312,836)	$(127,008)	$2,179,383
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			47,315				47,315
Other comprehensive income (loss)				(30,563)			(30,563)
Cash dividends declared:
Common stock at $0.23 per share			(22,524)				(22,524)
Purchase of common stock					(840,115)	(17,982)	(17,982)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(8,616)			332,411	6,366	(2,250)
Share-based compensation expense		2,842					2,842
Balance at March 31, 2021	104,281,794	$1,633,137	$745,220	$18,101	(6,764,101)	$(137,516)	$2,258,942

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating activities
Net income	$47,315	$28,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,988	25,448
Depreciation and amortization	8,233	8,464
Stock-based compensation expense	2,842	1,537
Pension expense (income)	850	400
Net amortization (accretion) on investment securities	9,136	3,981
Net (gain) loss on sales of investment securities	166	59
Unrealized (gain) loss from equity securities	(112)	98
Originations of loans held for sale	(206,222)	(111,112)
Net gains from sales of loans held for sale	(9,454)	(2,831)
Proceeds from sales of loans held for sale	220,374	100,288
Deferred income taxes	3,303	2,975
Amortization of operating leases	1,851	2,020
Payments for operating leases	(1,790)	(1,288)
Decrease (increase) cash surrender value of life insurance	(479)	(198)
Decrease (increase) in interest receivable	(777)	(878)
(Decrease) increase in interest payable	(518)	(2,197)
Decrease (increase) in other assets	117,134	(362,717)
(Decrease) increase in other liabilities	(48,806)	181,099
Net cash provided by (used in) operating activities	147,034	(126,224)

Investing activities
Proceeds from sales of securities available-for-sale	50,451	29,922
Proceeds from calls, paydowns and maturities of securities available-for-sale	279,426	151,629
Purchases of securities available-for-sale	(665,723)	(234,589)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	10,799	6,186
Purchases of securities held-to-maturity	(1,000)	0
Purchases of other investment securities	(992)	(18,659)
Proceeds from calls, paydowns and maturities of other securities	2,488	0
Net decrease (increase) in interest-bearing deposits with other banks	1,125	(14,123)
Net decrease (increase) in loans and leases	(40,390)	(105,697)
Proceeds from disposal of other real estate owned	433	900
Purchases of premises and equipment	(2,717)	(5,805)
Net cash provided by (used in) investing activities	(366,100)	(190,236)

Financing activities
Net (decrease) increase in total deposits	416,066	425,329
Net (decrease) increase in short-term borrowings	14,793	81,543
Payments on long-term debt	(192,508)	(90,066)
Cash dividends paid on common stock	(22,200)	(22,531)
Treasury stock purchase	(17,982)	(16,686)
Proceeds from exercise of stock options	34	72
Net cash provided by (used in) financing activities	198,203	377,661

Cash and due from banks
Change in cash and due from banks	(20,863)	61,201
Cash and due from banks at beginning of period	231,054	200,691
Cash and due from banks at end of period	$210,191	$261,892

Supplemental disclosures
Interest paid	$9,252	$27,420
Income taxes paid, net of refunds	$147	$72

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited financial statements in the Company’s 2020 Form 10-K.

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

COVID-19. In the majority of 2020 and the first quarter of 2021, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption from the pandemic may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2021

During the first quarter of 2021, the Company adopted ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and added new requirements with the intention of simplifying and clarifying existing guidance. This update did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2021, there were sales of $52.1 million of AFS securities with $0.6 million of gross realized gains and $0.7 million of gross realized losses. For the three months ended March 31, 2020, there were $29.9 million sales of AFS securities with no gross realized gains and $0.1 million of gross realized losses.

The following is a summary of HTM and AFS investment securities as of March 31, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$10,257	$3	$0	$10,260
Mortgage-backed securities - residential	0	0	0	0	784,407	12,488	(11,255)	785,640
Mortgage-backed securities - commercial	63,481	2,034	0	65,515	591,629	7,096	(3,680)	595,045
Collateralized mortgage obligations	17,580	109	(411)	17,278	661,322	17,796	(2,404)	676,714
Obligations of state and other political subdivisions	9,634	1,001	0	10,635	971,325	38,835	(8,541)	1,001,619
Asset-backed securities	0	0	0	0	601,836	4,075	(1,190)	604,721
Other securities	31,250	82	(466)	30,866	78,003	1,949	(188)	79,764
Total	$121,945	$3,226	$(877)	$124,294	$3,698,779	$82,242	$(27,258)	$3,753,763

The following is a summary of HTM and AFS investment securities as of December 31, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$4	$0	$103
Securities of U.S. government agencies and corporations	0	0	0	0	60	0	0	60
Mortgage-backed securities - residential	13,990	197	0	14,187	704,482	15,938	(237)	720,183
Mortgage-backed securities - commercial	71,737	3,485	0	75,222	584,125	10,395	(3,584)	590,936
Collateralized mortgage obligations	5,799	79	0	5,878	634,418	21,148	(445)	655,121
Obligations of state and other political subdivisions	9,911	1,239	0	11,150	856,054	46,755	(291)	902,518
Asset-backed securities	0	0	0	0	478,539	4,158	(826)	481,871
Other securities	30,250	11	0	30,261	72,252	1,544	(8)	73,788
Total	$131,687	$5,011	$0	$136,698	$3,330,029	$99,942	$(5,391)	$3,424,580

The following table provides a summary of investment securities by contractual maturity as of March 31, 2021, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$14,781	$14,963
Due after one year through five years	0	0	56,598	58,309
Due after five years through ten years	37,135	37,662	184,348	192,197
Due after ten years	3,749	3,839	803,858	826,174
Mortgage-backed securities - residential	0	0	784,407	785,640
Mortgage-backed securities - commercial	63,481	65,515	591,629	595,045
Collateralized mortgage obligations	17,580	17,278	661,322	676,714
Asset-backed securities	0	0	601,836	604,721
Total	$121,945	$124,294	$3,698,779	$3,753,763

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the debt securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the three months ended March 31, 2021 or the twelve months ended December 31, 2020.

As of March 31, 2021, the Company's investment securities portfolio consisted of 1,402 securities, of which 223 were in an unrealized loss position. As of December 31, 2020, the Company's investment securities portfolio consisted of 1,351 securities, of which 94 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of March 31, 2021 or December 31, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2021 or December 31, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	482,754	(11,255)	0	0	482,754	(11,255)
Mortgage-backed securities - commercial	60,681	(1,665)	57,196	(2,015)	117,877	(3,680)
Collateralized mortgage obligations	142,823	(2,815)	1	0	142,824	(2,815)
Obligations of state and other political subdivisions	318,750	(8,527)	22,104	(14)	340,854	(8,541)
Asset-backed securities	160,329	(970)	36,344	(220)	196,673	(1,190)
Other securities	34,096	(654)	0	0	34,096	(654)
Total	$1,199,433	$(25,886)	$115,645	$(2,249)	$1,315,078	$(28,135)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	57,872	(237)	0	0	57,872	(237)
Mortgage-backed securities - commercial	169,825	(986)	48,158	(2,598)	217,983	(3,584)
Collateralized mortgage obligations	49,161	(445)	1	0	49,162	(445)
Obligations of state and other political subdivisions	60,008	(291)	0	0	60,008	(291)
Asset-backed securities	84,749	(435)	68,967	(391)	153,716	(826)
Other securities	4,992	(8)	0	0	4,992	(8)
Total	$426,607	$(2,402)	$117,126	$(2,989)	$543,733	$(5,391)

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

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of March 31, 2021, First Financial had $690.0 million in PPP loans, net of unearned fees of $21.9 million. As of December 31, 2020, First Financial had $594.6 million in PPP loans, net of unearned fees of $13.7 million.

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

The following table sets forth the Company's loan portfolio at March 31, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$366,213	$978,739	$421,400	$268,946	$193,605	$223,038	$2,451,941	$484,869	$2,936,810
Special mention	0	4,012	6,521	15,318	5,520	14,225	45,596	7,444	53,040
Substandard	4	781	18,440	1,592	19,498	6,514	46,829	8,146	54,975
Doubtful	0	0	0	0	0	0	0	0	0
Total	$366,217	$983,532	$446,361	$285,856	$218,623	$243,777	$2,544,366	$500,459	$3,044,825
Lease financing
Pass	$5,144	$23,238	$13,968	$12,055	$6,148	$5,554	$66,107	$0	$66,107
Special mention	0	262	0	0	0	0	262	0	262
Substandard	0	3	0	0	154	48	205	0	205
Doubtful	0	0	0	0	0	0	0	0	0
Total	$5,144	$23,503	$13,968	$12,055	$6,302	$5,602	$66,574	$0	$66,574
Construction real estate
Pass	$2,020	$111,299	$313,468	$119,471	$23,109	$13,616	$582,983	$26,549	$609,532
Special mention	0	0	621	18,203	0	640	19,464	0	19,464
Substandard	0	0	13,713	0	0	0	13,713	0	13,713
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,020	$111,299	$327,802	$137,674	$23,109	$14,256	$616,160	$26,549	$642,709
Commercial real estate - investor
Pass	$133,166	$496,717	$1,040,587	$404,440	$367,020	$604,733	$3,046,663	$60,055	$3,106,718
Special mention	155	1,884	17,738	15,440	54,438	69,864	159,519	49	159,568
Substandard	0	6,203	11,739	35,233	7,000	21,105	81,280	121	81,401
Doubtful	0	0	0	0	0	0	0	0	0
Total	$133,321	$504,804	$1,070,064	$455,113	$428,458	$695,702	$3,287,462	$60,225	$3,347,687
Commercial real estate - owner
Pass	$25,535	$197,722	$156,909	$138,347	$126,865	$296,748	$942,126	$34,262	$976,388
Special mention	0	4,533	1,859	2,582	8,098	24,559	41,631	59	41,690
Substandard	63	649	9,964	13,169	3,006	3,928	30,779	38	30,817
Doubtful	0	0	0	0	0	0	0	0	0
Total	$25,598	$202,904	$168,732	$154,098	$137,969	$325,235	$1,014,536	$34,359	$1,048,895
Residential real estate
Performing	$40,728	$281,000	$212,472	$103,366	$54,096	$250,183	$941,845	$0	$941,845
Nonperforming	0	194	521	150	376	3,436	4,677	0	4,677
Total	$40,728	$281,194	$212,993	$103,516	$54,472	$253,619	$946,522	$0	$946,522
Home equity
Performing	$10,325	$56,532	$18,679	$15,669	$10,278	$45,639	$157,122	$549,459	$706,581
Nonperforming	0	0	60	99	65	259	483	2,603	3,086

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Total	$10,325	$56,532	$18,739	$15,768	$10,343	$45,898	$157,605	$552,062	$709,667
Installment
Performing	$4,883	$19,420	$13,567	$9,569	$7,462	$4,209	$59,110	$23,154	$82,264
Nonperforming	10	40	40	11	7	14	122	35	157
Total	$4,893	$19,460	$13,607	$9,580	$7,469	$4,223	$59,232	$23,189	$82,421
Credit cards
Performing	$0	$0	$0	$0	$0	$555	$555	$43,683	$44,238
Nonperforming	0	0	0	0	0	0	0	431	431
Total	$0	$0	$0	$0	$0	$555	$555	$44,114	$44,669
Grand Total	$588,246	$2,183,228	$2,272,266	$1,173,660	$886,745	$1,588,867	$8,693,012	$1,240,957	$9,933,969

The following table sets forth the Company's loan portfolio at December 31, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,141,163	$460,210	$296,221	$208,077	$122,686	$138,307	$2,366,664	$502,286	$2,868,950
Special mention	24,668	10,281	18,118	6,893	6,668	6,090	72,718	10,470	83,188
Substandard	6,709	2,370	8,022	26,565	5,124	1,192	49,982	5,389	55,371
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,172,540	$472,861	$322,361	$241,535	$134,478	$145,589	$2,489,364	$518,145	$3,007,509
Lease financing
Pass	$22,916	$22,397	$12,942	$6,967	$4,802	$2,368	$72,392	$0	$72,392
Special mention	290	0	0	0	0	0	290	0	290
Substandard	5	0	0	180	120	0	305	0	305
Doubtful	0	0	0	0	0	0	0	0	0
Total	$23,211	$22,397	$12,942	$7,147	$4,922	$2,368	$72,987	$0	$72,987
Construction real estate
Pass	$96,410	$259,524	$182,625	$23,185	$24,786	$426	$586,956	$19,671	$606,627
Special mention	0	621	18,203	9,984	661	0	29,469	0	29,469
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$96,410	$260,145	$200,828	$33,169	$25,447	$426	$616,425	$19,671	$636,096
Commercial real estate - investor
Pass	$515,950	$1,011,898	$427,077	$378,536	$286,587	$361,403	$2,981,451	$56,398	$3,037,849
Special mention	0	17,463	15,534	44,426	32,408	43,704	153,535	559	154,094
Substandard	6,198	2,043	22,497	7,067	68	14,724	52,597	0	52,597
Doubtful	0	0	0	0	0	0	0	0	0
Total	$522,148	$1,031,404	$465,108	$430,029	$319,063	$419,831	$3,187,583	$56,957	$3,244,540
Commercial real estate - owner
Pass	$185,692	$162,480	$147,236	$125,275	$128,755	$211,519	$960,957	$36,721	$997,678
Special mention	4,292	11,380	2,891	8,230	3,017	19,384	49,194	59	49,253
Substandard	668	504	7,054	5,496	306	2,321	16,349	38	16,387
Doubtful	0	0	0	0	0	0	0	0	0
Total	$190,652	$174,364	$157,181	$139,001	$132,078	$233,224	$1,026,500	$36,818	$1,063,318

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Residential real estate
Performing	$290,277	$241,601	$115,747	$64,220	$60,094	$224,281	$996,220	$0	$996,220
Nonperforming	321	429	673	643	87	4,713	6,866	0	6,866
Total	$290,598	$242,030	$116,420	$64,863	$60,181	$228,994	$1,003,086	$0	$1,003,086
Home equity
Performing	$60,967	$20,200	$17,445	$11,308	$9,744	$41,571	$161,235	$577,609	$738,844
Nonperforming	0	0	0	39	28	138	205	4,050	4,255
Total	$60,967	$20,200	$17,445	$11,347	$9,772	$41,709	$161,440	$581,659	$743,099
Installment
Performing	$21,584	$15,614	$11,041	$8,812	$1,954	$3,185	$62,190	$19,479	$81,669
Nonperforming	15	53	23	35	17	36	179	2	181
Total	$21,599	$15,667	$11,064	$8,847	$1,971	$3,221	$62,369	$19,481	$81,850
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$47,845	$47,845
Nonperforming	0	0	0	0	0	0	0	640	640
Total	$0	$0	$0	$0	$0	$0	$0	$48,485	$48,485
Grand Total	$2,378,125	$2,239,068	$1,303,349	$935,938	$687,912	$1,075,362	$8,619,754	$1,281,216	$9,900,970

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$358	$1,577	$3,728	$5,663	$3,039,162	$3,044,825	$0
Lease financing	0	0	0	0	66,574	66,574	0
Construction real estate	0	0	0	0	642,709	642,709	0
Commercial real estate-investor	1,926	0	16,489	18,415	3,329,272	3,347,687	0
Commercial real estate-owner	50	373	285	708	1,048,187	1,048,895	0
Residential real estate	1,584	596	2,498	4,678	941,844	946,522	0
Home equity	972	355	1,758	3,085	706,582	709,667	0
Installment	116	12	29	157	82,264	82,421	0
Credit card	215	122	94	431	44,238	44,669	92
Total	$5,221	$3,035	$24,881	$33,137	$9,900,832	$9,933,969	$92

	As of December 31, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$6,532	$0	$1,861	$8,393	$2,999,116	$3,007,509	$0
Lease financing	0	0	0	0	72,987	72,987	0
Construction real estate	0	0	0	0	636,096	636,096	0
Commercial real estate-investor	136	0	24,422	24,558	3,219,982	3,244,540	0
Commercial real estate-owner	6,480	174	400	7,054	1,056,264	1,063,318	0
Residential real estate	2,809	370	3,687	6,866	996,220	1,003,086	0
Home equity	1,483	835	1,937	4,255	738,844	743,099	0
Installment	94	35	51	180	81,670	81,850	0
Credit card	303	163	174	640	47,845	48,485	169
Total	$17,837	$1,577	$32,532	$51,946	$9,849,024	$9,900,970	$169

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate. In accordance with the CARES Act, performing loans that demonstrated limited signs of credit deterioration, but were modified to provide borrowers relief during the COVID-19 pandemic were not considered to be TDR as of March 31, 2021 or December 31, 2020.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 173 TDRs totaling $32.5 million at March 31, 2021, including $11.6 million on accrual status and $20.9 million classified as nonaccrual. First Financial had $0.3 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $8.0 million related to TDRs at March 31, 2021. Additionally, as of March 31, 2021, $5.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 155 TDRs totaling $21.8 million at December 31, 2020, including $7.1 million of loans on accrual status and $14.7 million classified as nonaccrual. First Financial had $0.3 million commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2020, the ACL included reserves of $8.8 million related to TDRs, and $5.0 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	4	$3,206	$3,070	2	$11,383	$11,383
Construction real estate	0	0	0	0	0	0
Commercial real estate	7	10,015	9,046	0	0	0
Residential real estate	10	1,023	1,000	14	1,129	1,073
Home equity	1	14	14	4	186	186
Installment	0	0	0	1	26	15
Total	22	$14,258	$13,130	21	$12,724	$12,657

For TDRs identified during the three months ended March 31, 2021, there were insignificant chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three months ended March 31, 2020, there were $0.4 million of chargeoffs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Extended maturities	$0	$0
Adjusted interest rates	0	0
Combination of rate and maturity changes	0	0
Forbearance	6,163	1,008
Other (1)	6,967	11,649
Total	$13,130	$12,657
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

For both three month periods ended March 31, 2021 and 2020, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

As of March 31, 2021, the Company's loan portfolio included $251.1 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications included $225.8 million of borrowers making interest only payments and $25.3 million of modifications deferring full principal and interest payments. Active modifications were concentrated in hotel and franchise loans, which were $153.0 million and $44.1 million respectively as of March 31, 2021, or 60.9% and 17.6% of the total active modifications at March 31, 2021. Total active deferrals were comprised of 67 commercial loans with balances of $248.4 million and 25 consumer loans with balances of $2.7 million as of March 31, 2021.

As of December 31, 2020, the Company's loan portfolio included $320.2 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications included $291.5 million of borrowers making interest only payments at year end, and full principal and interest deferrals of $28.7 million. Active modifications as of December 31, 2020 were primarily hotel and franchise loans, which were $186.2 million and $44.3 million respectively, or 58.2% and 13.8% of the total active modifications at December 31, 2020. As of December 31, 2020, the Company's loan portfolio included 90 commercial loans with balances of $312.5 million and 53 consumer loans with balances of $7.7 million modified in response to COVID-19 that are not considered TDRs.

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$12,505	$12,436	$24,941	$18,711	$10,519	$29,230
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	18,402	26,112	44,514	6,957	27,725	34,682
Residential real estate	0	11,359	11,359	251	11,350	11,601
Home equity	0	4,286	4,286	0	5,076	5,076
Installment	0	146	146	0	163	163
Total nonaccrual loans	$30,907	$54,339	$85,246	$25,919	$54,833	$80,752
(1) Nonaccrual loans include nonaccrual TDRs of $20.9 million and $14.7 million as of March 31, 2021 and December 31, 2020, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,487	$1,306
Interest included in income
Nonaccrual loans	483	167
Troubled debt restructurings	86	235
Total interest included in income	569	402
Net impact on interest income	$918	$904

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

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	March 31, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$22,215	$1,874	$417	$0	$0	$435	$24,941
Commercial real estate-investor	0	25,115	0	6,198	214	0	31,527
Commercial real estate-owner	5,842	6,779	0	40	326	0	12,987
Residential real estate	0	0	0	0	11,359	0	11,359
Home equity	0	0	0	0	4,286	0	4,286
Installment	0	0	0	0	0	146	146
Total	$28,057	$33,768	$417	$6,238	$16,185	$581	$85,246

	December 31, 2020
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$30,961	$6,130	$2,608	$865	$0	$4,892	$45,456
Commercial real estate-investor	0	20,212	661	5,537	872	0	27,282
Commercial real estate-owner	5,842	3,495	0	42	344	0	9,723
Residential real estate	0	0	0	0	11,601	0	11,601
Home equity	0	0	0	0	5,076	0	5,076
Installment	0	0	0	0	0	163	163
Total	$36,803	$29,837	$3,269	$6,444	$17,893	$5,055	$99,301

Lease financing. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$1,287	$2,033
Additions
Commercial & industrial	0	247
Residential real estate	0	146
Total additions	0	393
Disposals
Commercial & industrial	(246)	(179)
Residential real estate	(187)	(721)
Total disposals	(433)	(900)
Valuation adjustment
Commercial & industrial	0	0
Residential real estate	0	(59)
Total valuation adjustment	0	(59)
Balance at end of period	$854	$1,467

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $38.2 million and $37.7 million as of March 31, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses.

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

Lease financing – Lease financing consists of lease transactions for the acquisition of both new and used business equipment for commercial clients. Lease products may include tax leases, finance leases, lease lines of credit and interim funding. The credit underwriting for lease transactions includes detailed analysis of the lessee's industry and business model, nature of the equipment, equipment resale values, historical and projected cash flow analysis, secondary sources of repayment and guarantor support in addition to other considerations.

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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three months ended March 31, 2021, the ACL declined slightly due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	1,258	20	1,000	2,929	(855)	(675)	22	(249)	3,450
Loans charged off	(7,910)	0	(2)	(1,250)	(1)	(611)	(36)	(222)	(10,032)
Recoveries	337	0	0	195	44	177	34	39	826
Total net charge-offs	(7,573)	0	(2)	(1,055)	43	(434)	(2)	(183)	(9,206)
Ending allowance for credit losses	$45,139	$1,015	$22,734	$78,669	$7,748	$10,760	$1,235	$2,623	$169,923

	Three months ended March 31, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	16,016	405	(449)	5,227	558	1,538	75	510	23,880
Loans charged off	(1,091)	0	0	(4)	(115)	(267)	(61)	(311)	(1,849)
Recoveries	2,000	0	0	234	52	339	31	43	2,699
Total net charge-offs	909	0	0	230	(63)	72	(30)	(268)	850
Ending allowance for credit losses	$45,410	$1,494	$13,511	$53,154	$11,284	$14,827	$1,238	$2,967	$143,885

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

The ACL on unfunded commitments was $13.0 million as of March 31, 2021 and $12.5 million as of December 31, 2020. Additionally, First Financial recorded provision for credit losses on unfunded commitments of $0.5 million and $1.6 million for the three month periods ended March 31, 2021 and 2020, respectively.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$937,771	$937,771
Goodwill resulting from business combinations	0	0
Balance at end of period	$937,771	$937,771

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2020 and no impairment was indicated. As of March 31, 2021, no events or changes in circumstances indicated that the fair value of a reporting unit was below its carrying value.

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

Amortization expense recognized on intangible assets for the three months ended March 31, 2021 and March 31, 2020 was $2.5 million and $2.8 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$51,031	$(28,834)	$51,031	$(27,524)
Customer list	39,420	(5,674)	39,420	(4,778)
Other	10,146	(4,105)	10,113	(3,710)
Total	$100,597	$(38,613)	$100,564	$(36,012)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $57.7 million and $63.9 million at March 31, 2021 and December 31, 2020, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $67.7 million and $71.7 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020, respectively.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$1,851	$2,020
Short-term lease cost	29	41
Variable lease cost	679	641
Total operating lease cost	$2,559	$2,702

Future minimum commitments due under these lease agreements as of March 31, 2021 are as follows:

(Dollars in thousands)	Operating leases
2021 (remaining nine months)	$5,036
2022	6,850
2023	6,952
2024	6,647
2025	6,038
Thereafter	53,150
Total lease payments	84,673
Less imputed interest	17,009
Total	$67,664

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2021	December 31, 2020
Operating leases
Weighted-average remaining lease term	13.8 years	15.1 years
Weighted-average discount rate	2.95%	3.07%

Supplemental cash information at March 31, 2021 and 2020 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,790	$1,288
ROU assets obtained in exchange for lease obligations
Operating leases	5,761	8,862

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$88,964
Collateralized mortgage obligations	40,423
Total	$129,387

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $129.7 million and $126.7 million as of March 31, 2021 and December 31, 2020, respectively.

First Financial had $181.4 million federal funds purchased at March 31, 2021 and $166.6 million as of December 31, 2020. The Company had no short-term borrowings with the FHLB at March 31, 2021 or December 31, 2020. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial had $583.7 million and $776.2 million of long-term debt as of March 31, 2021 and December 31, 2020 respectively, which included FRB borrowings, subordinated notes, FHLB long term advances and an interest free loan with a municipality.

First Financial participates in the PPPLF, which is a program created by the FRB to extend credit to eligible financial institutions that originate PPP loans. The bank had outstanding PPPLF advances of $270.9 million and $435.0 million as of March 31, 2021 and December 31, 2020, respectively, with an average interest rate of 35 basis points for both periods. These borrowings are secured by pledged PPP loans and prepay in conjunction with reductions in the principal balances of those loans.

The following is a summary of First Financial's long-term debt:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FRB borrowings	$270,874	0.35%	$434,982	0.35%
FHLB borrowings	0	0.00%	19,971	1.43%
Subordinated notes	312,906	4.82%	321,384	4.86%
Unamortized debt issuance costs	(2,673)	N/A	(2,770)	N/A
Lease liability	1,840	3.81%	1,860	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$583,722	2.76%	$776,202	2.25%

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025.

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. First Financial also acquired $8.4 million of 6.00% fixed rate private placement subordinated debt in conjunction with the MSFG merger that was issued in 2015 and matured in 2025. These notes were redeemable by the Company at par following the 5 year anniversary of issuance. These subordinated notes were redeemed by the Company in the first quarter of 2021. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

In addition to subordinated notes, long-term debt included $20.0 million of fixed rate FHLB long-term advances as of December 31, 2020. This FHLB long-term debt matured in the first quarter of 2021, and as a result, as of March 31, 2021, the Company had no long-term FHLB advances. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(39,658)	$(166)	$(39,492)	$8,524	$(30,968)	$73,576	$(30,968)	$42,608
Retirement obligation	0	(525)	525	(120)	405	(24,912)	405	(24,507)
Total	$(39,658)	$(691)	$(38,967)	$8,404	$(30,563)	$48,664	$(30,563)	$18,101

	Three months ended March 31, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(2,434)	$(59)	$(2,375)	$512	$(1,863)	$41,264	$(1,863)	$39,401
Retirement obligation	0	(425)	425	(97)	328	(27,941)	328	(27,613)
Total	$(2,434)	$(484)	$(1,950)	$415	$(1,535)	$13,323	$(1,535)	$11,788

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2021 and 2020, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(166)	$(59)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	100	100	Other noninterest expense
Recognized net actuarial loss (1)	(625)	(525)	Other noninterest expense
Defined benefit pension plan total	(525)	(425)
Total reclassifications for the period, before tax	$(691)	$(484)
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

At March 31, 2021, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among twenty counterparties, with an estimated fair value of $98.9 million. At December 31, 2020, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.3 billion, spread among twenty counterparties, with an estimated fair value of $182.3 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At March 31, 2021, the Company had total counterparty notional amount outstanding of $4.6 billion spread among five counterparties, with an estimated fair value of $31.9 million. At December 31, 2020, the Company had total counterparty notional amounts outstanding of $3.6 billion spread among six counterparties, with an estimated fair value of $33.1 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		March 31, 2021			December 31, 2020
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,326,382	$111,765	$(10,317)	$2,300,336	$184,777	$(107)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,326,382	10,317	(111,874)	2,300,336	107	(184,884)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	4,606,916	68,291	(36,409)	3,637,509	60,366	(27,249)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	4,606,916	36,409	(68,291)	3,637,509	27,249	(60,366)
Total		$13,866,596	$226,782	$(226,891)	$11,875,690	$272,499	$(272,606)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives
Matched interest rate swaps with counterparty	$122,191	$(249,003)	$(126,812)	$184,991	$(385,088)	$(200,097)
Foreign exchange contracts with counterparty	104,700	(10,253)	94,447	87,615	(17,392)	70,223
Total	$226,891	$(259,256)	$(32,365)	$272,606	$(402,480)	$(129,874)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2021:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,326,382	6.1	$101,448
Pay fixed, matched interest rate swaps with counterparty	2,326,382	6.1	(101,557)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$4,606,916	0.6	31,882
Foreign exchange contracts-receive USD	$4,606,916	0.6	(31,882)
Total client derivatives	$13,866,596	2.4	$(109)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $250.5 million as of March 31, 2021 and $242.4 million as of December 31, 2020. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.2 million at March 31, 2021 and $0.3 million at December 31, 2020.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31,

2021, the notional amount of the IRLCs was $125.2 million and the notional amount of forward commitments was $114.8 million. As of December 31, 2020, the notional amount of IRLCs was $114.2 million and the notional amount of forward commitments was $112.6 million. The fair value on these agreements was $0.6 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $13.0 million and $12.5 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.7 billion at March 31, 2021 and $3.4 billion at December 31, 2020. As of March 31, 2021, loan commitments with a fixed interest rate totaled $127.3 million while commitments with variable interest rates totaled $3.6 billion. At December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both March 31, 2021 and December 31, 2020 and have maturities ranging from less than one year to 30.0 years for March 31, 2021 and less than one year to 30.8 years for December 31, 2020.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,335,354	$3,044,825	$1,270,765	$3,007,509
Lease financing	8,663	66,574	0	72,987
Construction real estate	347,676	642,709	374,008	636,096
Commercial real estate-investor	167,654	3,347,687	139,754	3,244,540
Commercial real estate-owner	42,809	1,048,895	51,637	1,063,318
Residential real estate	32,256	946,522	28,895	1,003,086
Home equity	777,786	709,667	762,406	743,099
Installment	17,644	82,421	18,229	81,850
Credit card	212,230	44,669	207,365	48,485
Total	$2,942,072	$9,933,969	$2,853,059	$9,900,970

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $36.4 million and $36.1 million at March 31, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

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

First Financial's affordable housing commitments totaled $44.8 million and $47.5 million as of March 31, 2021 and December 31, 2020, respectively. First Financial recognized tax credits of $2.2 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognized amortization expense, which was included in income tax expense, of $2.0 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. First Financial had no affordable housing contingent commitments as of March 31, 2021 or December 31, 2020.

Investments in historic tax credits. First Financial has noncontrolling financial investments in private investment funds and partnerships which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in historic tax credits are accounted for under the equity method of accounting and are carried in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in these entities was approximately $3.5 million at March 31, 2021 and $3.6 million at December 31, 2020. The maximum exposure to loss related to these investments was $3.9 million at March 31, 2021 and $4.0 million at December 31, 2020, representing the Company’s investment balance and its unfunded commitments to invest additional amounts. Investments in historic tax credits resulted in $0.1 million of tax credits for each of the three months ended March 31, 2021 and March 31, 2020, respectively.

Investments in renewable energy tax credits. First Financial has noncontrolling financial investments in renewable energy projects which are not consolidated. These investments may generate a return through the realization of federal and state income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. Investments in renewable energy tax credits are accounted for under the equity method of accounting and are included in Accrued interest and other assets on the Consolidated Balance Sheets. The Company’s recorded investment in renewable energy projects was approximately $15.2 million and $5.2 million at March 31, 2021 and December 31, 2020, respectively. The maximum exposure to loss related to these investments was $14.3 million and $7.7 million at March 31, 2021 and December 31, 2020, respectively, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending. Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2021. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2021 or December 31, 2020.

NOTE 12:  INCOME TAXES

For the first three months of 2021, income tax expense was $10.4 million, resulting in an effective tax rate of 18.0% compared with income tax expense of $5.9 million and an effective tax rate of 17.1% for the comparable period in 2020. The increase in the effective tax rate is primarily due to higher pre-tax income in the first quarter of 2021 as compared to the first quarter of 2020. Also, in the first quarter of 2020, the Company recorded the tax benefit of the carryback of certain net operating losses as allowed under the CARES Act, which contributed to a lower effective tax rate in the quarter.

At both March 31, 2021 and December 31, 2020, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2021 and December 31, 2020, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2017 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2017 through 2020 remain open to examination by the federal taxing authority.

With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2017.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2021, or the year ended December 31, 2020, and does not expect to make cash contributions to the plan through the remainder of 2021.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Service cost	$2,350	$1,850
Interest cost	525	600
Expected return on assets	(2,550)	(2,475)
Amortization of prior service cost	(100)	(100)
Net actuarial loss	625	525
Net periodic benefit cost (income)	$850	$400

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2021 was $5.7 million, which was partially offset by $3.0 million of expenses within Noninterest income. Similarly, gross interchange income for the first quarter of 2020 was $5.7 million, which was partially offset by $3.0 million of expenses.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Numerator
Net income available to common shareholders	$47,315	$28,628

Denominator
Weighted average shares outstanding for basic earnings per common share	96,873,940	97,736,690
Effect of dilutive securities
Employee stock awards	853,587	619,524
Adjusted weighted average shares for diluted earnings per common share	97,727,527	98,356,214

Earnings per share available to common shareholders
Basic	$0.49	$0.29
Diluted	$0.48	$0.29

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2021 and March 31, 2020.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2021
Financial assets
Cash and short-term investments	$229,371	$229,371	$229,371	$0	$0
Investment securities held-to-maturity	121,945	124,294	0	124,294	0
Other investments	131,814	131,814	949	121,457	9,408
Loans and leases	9,764,046	9,767,354	0	0	9,767,354
Accrued interest receivable	51,520	51,520	0	13,299	38,221

Financial liabilities
Deposits
Deposits	12,648,069	12,652,266	0	12,652,266	0
Short-term borrowings	181,387	181,387	181,387	0	0
Long-term debt	583,722	581,177	0	581,177	0
Accrued interest payable	5,723	5,723	0	5,723	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and short-term investments	$251,359	$251,359	$251,359	$0	$0
Investment securities held-to-maturity	131,687	136,698	0	136,698	0
Other investments	133,198	133,198	837	122,953	9,408
Loans and leases	9,725,291	9,743,497	0	0	9,743,497
Accrued interest receivable	50,903	50,903	0	13,221	37,682

Financial liabilities
Deposits	12,232,003	12,238,058	0	12,238,058	0
Short-term borrowings	166,594	166,594	166,594	0	0
Long-term debt	776,202	774,674	0	774,674	0
Accrued interest payable	6,240	6,240	14	6,226	0

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

Loans held for sale. The fair value of the Company’s residential mortgage loans held for sale is determined on a recurring basis based on quoted prices for similar loans in active markets, and therefore, is classified as a Level 2 measurement.

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $30.9 million and $45.3 million at March 31, 2021 and December 31, 2020, respectively, with a valuation allowance of $10.2 million and $13.5 million at March 31, 2021 and December 31, 2020, respectively.

The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional write-downs and are adjusted accordingly.

Enterprise value is defined as imputed value for the entire underlying business. To determine an appropriate range of enterprise value, FFB relies on a standardized set of valuation methodologies that take into account future projected cash flows, market based multiples as well as asset values. Valuations involve both quantitative and qualitative considerations and professional judgments concerning differences in financial and operating characteristics in addition to other factors that may impact values over time (Level 3).

The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements.  Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3).

The fair value of collateral dependent loans is measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

OREO. Assets acquired through loan foreclosure are recorded at fair value less costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off establishing a new cost basis. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value differs from the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. The Company classifies OREO in level 3 of the fair value hierarchy.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2021
Assets
Investment securities available-for-sale	$10,260	$3,703,825	$39,678	$3,753,763
Loans held for sale	0	34,590	0	34,590
Interest rate derivative contracts	0	122,156	0	122,156
Foreign exchange derivative contracts	0	104,700	0	104,700
Total	$10,260	$3,965,271	$39,678	$4,015,209

Liabilities
Interest rate derivative contracts	$0	$122,592	$0	$122,592
Foreign exchange derivative contracts	0	104,700	0	104,700
Total	$0	$227,292	$0	$227,292

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2020
Assets
Investment securities available-for-sale	$103	$3,383,902	$40,575	$3,424,580
Loans held for sale	0	41,103	0	41,103
Interest rate derivative contracts	0	185,032	0	185,032
Foreign exchange derivative contracts	0	87,615	0	87,615
Total	$103	$3,697,652	$40,575	$3,738,330

Liabilities
Interest rate derivative contracts	$0	$186,124	$0	$186,124
Foreign exchange derivative contracts	$0	$87,615	$0	$87,615
Total	$0	$273,739	$0	$273,739

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and March 31, 2020.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Beginning balance	$40,575	$9,190
Accretion (amortization)	(9)	16
Increase (decrease) in fair value	12	(30)
Settlements	(900)	35,074
Ending balance	$39,678	$44,250

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$10,732
Commercial real estate	0	0	9,986

OREO	0	0	54

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Collateral dependent loans
Commercial	$0	$0	$25,367
Commercial real estate	0	0	6,432

OREO	0	0	54

Fair value option. First Financial may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

The Company elected the fair value option for residential mortgage loans held for sale. This election allows for a more effective offset of the changes in fair values of the loans held for sale and the derivative financial instruments used to financially hedge them without having to apply complex hedge accounting requirements. The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2021 and December 31, 2020 was $34.6 million and $41.1 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2021 and December 31, 2020 was $30.3 million and $35.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $4.3 million and $5.6 million as of March 31, 2021 and December 31, 2020, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. For the three months ended March 31, 2021 and 2020, the net loss from the change in fair value of the Company’s residential mortgage loans held for sale was $1.3 million and $0.9 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.2 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 143 full service banking centers as of March 31, 2021. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $3.1 billion in assets under management as of March 31, 2021 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

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

COVID-19 CONSIDERATIONS

The Company's operations and financial results for the majority of 2020 and the first quarter of 2021 were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health and safety of both its clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment, conditional to virus trends at any point in time. Sales associates, support teams and management largely worked remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third quarter of 2020. In addition, the Company has remained focused on enhancing remote, mobile and online processes to better support a bank anytime anywhere environment.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals and fee waivers, in addition to suspending vehicle repossessions and residential property foreclosures. Additionally, the Company actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. The Company's response to the PPP resulted in successes in providing customer relief, and as of March 31, 2021, the Company had outstanding PPP loans totaling $690.0 million in balances, net of $21.9 million of unearned fees.

Further, as of March 31, 2021, the Company provided relief to borrowers adversely impacted by the pandemic through payment deferrals on $248.4 million of commercial loans and $2.7 million of consumer loans. As stated in the CARES Act, and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

First quarter 2021 net income was $47.3 million and earnings per diluted common share were $0.48. This compares with first quarter 2020 net income of $28.6 million and earnings per diluted common share of $0.29.
Return on average assets for the first quarter 2021 was 1.20% compared to 0.79% for the same period in 2020, and return on average shareholders’ equity for the first quarter 2021 was 8.44% compared to 5.21% for the first quarter 2020.
A discussion of First Financial's operating results for the three months ended March 31, 2021 follows.

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

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Net interest income	$113,876	$114,282
Tax equivalent adjustment	1,652	1,624
Net interest income - tax equivalent	$115,528	$115,906

Average earning assets	$13,781,760	$12,375,698

Net interest margin (1)	3.35%	3.71%
Net interest margin (fully tax equivalent) (1)	3.40%	3.77%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the first quarter of 2021 was $113.9 million, a decrease of $0.4 million, or 0.4%, from first quarter 2020 net interest income of $114.3 million.  This change was primarily driven by a $16.9 million, or 12.1%, decrease in interest income, partially offset by a $16.5 million, or 65.4%, decrease in interest expense.  Net interest income on a fully tax equivalent basis for the first quarter 2021 was $115.5 million compared to $115.9 million for the first quarter 2020.

Net interest margin on a fully tax equivalent basis for the first quarter of 2021 was 3.40%, a decrease of 37 bps compared to the same period in 2020 as interest rates declined and accretion on acquired loans continued to moderate.

Interest income decreased $16.9 million, or 12.1%, in the first quarter of 2021 when compared to the same quarter in 2020 as a 91 bp decrease in the yield on earning assets more than offset the impact of higher earning asset balances. The declining yield on earning assets resulted from a reduction in the fed funds target rate in response to the pandemic. Average earning assets increased to $13.8 billion in the first quarter 2021 from $12.4 billion in the same quarter of 2020 as loan balances grew largely due to PPP activity and a larger investment securities portfolio, which grew as the Company deployed excess balance sheet liquidity.

Interest expense decreased $16.5 million, or 65.4%, in the first quarter of 2021 when compared to the comparable quarter in 2020 due to lower rates paid on deposits, a shift in funding mix and the Company's deliberate management of funding costs. Lower interest rates led to a decline in the cost of interest-bearing deposits, which was 0.21% in the first quarter of 2021 compared to 0.86% for the same period in the prior year. The cost of borrowed funds decreased to 2.01% for the first quarter of 2021 from 2.05% during the first quarter of 2020, reflecting the decline in interest rates and a shift to FRB long term borrowings, which were used to fund PPP activity and carry a relatively modest interest rate of 0.35%.
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year-to-Date Averages
	March 31, 2021		March 31, 2020
(Dollars in thousands)	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$3,782,993	2.54%	$3,115,723	3.04%
Interest-bearing deposits with other banks	46,912	0.24%	39,332	1.45%
Gross loans (1)	9,951,855	4.03%	9,220,643	5.04%
Total earning assets	13,781,760	3.61%	12,375,698	4.52%

Nonearning assets
Allowance for credit losses	(177,863)		(121,126)
Cash and due from banks	232,275		235,696
Accrued interest and other assets	2,206,482		2,034,154
Total assets	$16,042,654		$14,524,422

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,948,682	0.07%	$2,418,193	0.45%
Savings	3,815,314	0.13%	2,976,518	0.45%
Time	1,767,826	0.60%	2,196,080	1.88%
Total interest-bearing deposits	8,531,822	0.21%	7,590,791	0.86%
Borrowed funds
Short-term borrowings	251,705	0.11%	1,353,858	1.51%
Long-term debt	634,674	2.77%	381,909	3.96%
Total borrowed funds	886,379	2.01%	1,735,767	2.05%
Total interest-bearing liabilities	9,418,201	0.38%	9,326,558	1.08%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,840,046		2,643,240
Other liabilities	511,658		344,891
Shareholders' equity	2,272,749		2,209,733
Total liabilities and shareholders' equity	$16,042,654		$14,524,422

Net interest income	$113,876		$114,282

Net interest spread		3.23%		3.44%
Contribution of noninterest-bearing sources of funds		0.12%		0.27%
Net interest margin (2)		3.35%		3.71%

Tax equivalent adjustment		0.05%		0.06%
Net interest margin (fully tax equivalent) (2)		3.40%		3.77%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates as well as the volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2021
	Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total
Earning assets
Investment securities	$(3,892)	$3,955	$63
Interest-bearing deposits with other banks	(118)	4	(114)
Gross loans (1)	(23,094)	6,250	(16,844)
Total earning assets	(27,104)	10,209	(16,895)
Interest-bearing liabilities
Total interest-bearing deposits	(12,467)	435	(12,032)
Borrowed funds
Short-term borrowings	(4,723)	(297)	(5,020)
Long-term debt	(1,134)	1,697	563
Total borrowed funds	(5,857)	1,400	(4,457)
Total interest-bearing liabilities	(18,324)	1,835	(16,489)
Net interest income	$(8,780)	$8,374	$(406)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

First quarter 2021 noninterest income was $40.3 million, increasing $4.9 million, or 14.0%, compared to $35.4 million for the first quarter of 2020. This increase was driven by higher gains on sales of loans, increased foreign exchange income, and higher bankcard income. These increases were partially offset by lower client derivative fees and service charges on deposits. Net gains from sales of loans increased $6.6 million, or 233.9%, to $9.5 million due to higher mortgage origination activity driven by low interest rates, while bankcard income increased $0.4 million, or 15.9%, compared to the first quarter of 2020 as client spending habits increased amid the easing of pandemic-related concerns. Foreign exchange income increased $0.8 million from the comparable period in 2020 due to increased customer demand for currency transactions in the first quarter of 2021. Service charges on deposit accounts decreased $1.3 million, or 15.3%, in the first quarter of 2021 as deposit balances grew significantly due to customers retaining stimulus payments and tax refunds. Demand for back to back swaps slowed in the first quarter of 2021 as loan growth moderated, resulting in a $1.5 million, or 49.9%, decrease in client derivative fees compared to the same quarter in 2020.

NONINTEREST EXPENSE

First quarter 2021 noninterest expense was $92.5 million, increasing $2.8 million, or 3.2%, compared to $89.7 million for the first quarter of 2020 primarily due to higher salary and benefit expenses and data processing costs, which were partially offset by lower professional services and other noninterest expenses. Salaries and employee benefits of $61.3 million increased $6.4 million, or 11.7%, driven by higher incentive compensation tied to increased fee income, annual compensation adjustments, $1.3 million of severance costs and higher health care costs. Data processing expenses increased $0.9 million, or 14.1%, to $7.3 million in the first quarter of 2021 compared to 2020 as the Company continued to make strategic investments to enhance its digital capabilities. Professional services decreased $0.8 million, or 36.3%, due to a reimbursement of previously expensed legal fees received in the first quarter of 2021 and elevated IT consulting costs in the first quarter of 2020, while other noninterest expenses decreased $2.6 million, or 31.5%, in the first quarter of 2021 from the comparable quarter in 2020 due to a $1.0 million charitable donation made in 2020 at at the inception of the pandemic and lower travel expenses in 2021 due to the pandemic.

INCOME TAXES

First quarter 2021 income tax expense was $10.4 million, resulting in an effective tax rate of 18.0%. This compared to an income tax expense of $5.9 million and an effective tax rate of 17.1% for the first quarter of 2020. The increase in the effective tax rate in 2021 is primarily due to higher pre-tax income in the period, in addition to the Company recording the tax benefit of the carryback of certain net operating losses as allowed under the CARES Act in the first quarter of 2020.

The Company's effective tax rate may fluctuate from quarter to quarter due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, totaled $9.9 billion as of March 31, 2021 and December 31, 2020. While total loan balances were relatively unchanged in 2021, commercial real estate loans increased $88.7 million, or 2.1% to $4.4 billion, and C&I loans increased $37.3 million, or 1.2%, to $3.0 billion. These increases were offset by a $56.6 million, or 5.6%, decline in residential real estate loans to $946.5 million and a $33.4 million, or 4.5%, decline in HELOC loans to $709.7 million. First quarter 2021 average loans, excluding loans held for sale, increased $714.7 million, or 7.8%, from the first quarter of 2020 primarily due to PPP activity.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had commitments outstanding to extend credit, totaling $3.7 billion and $3.4 billion at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, loan commitments with a fixed interest rate totaled $127.3 million while commitments with variable interest rates totaled $3.6 billion. Comparatively, as of December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion The fixed rate loan commitments have interest rates ranging from 0% to 21% for both March 31, 2021 and December 31, 2020. The fixed rate loan commitments have maturities ranging from less than 1 year to 30.0 years at March 31, 2021 and less than 1 year to 30.8 years at December 31, 2020.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s portfolio of letters of credit consists primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $36.4 million and $36.1 million at March 31, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $250.5 million and $242.4 million at March 31, 2021 and December 31, 2020, respectively.

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

Nonperforming assets were $97.7 million, or 0.60% of total assets, at March 31, 2021 compared to $89.1 million, or 0.56% of total assets, at December 31, 2020, an increase of $8.6 million, or 9.6%. This increase was driven by the downgrade of two relationships to nonaccrual during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $32.5 million at March 31, 2021, which represents an increase of $10.6 million, or 48.6%, from $21.8 million at December 31, 2020. This increase was driven primarily by two relationships which were classified as TDRs subsequent to modifications made during the period.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $196.8 million as of March 31, 2021 compared to $142.0 million at December 31, 2020. Classified assets were 122 bps as a percentage of total assets at March 31, 2021, compared to 89 bps as of December 31, 2020. The $54.8 million, or 38.6%, increase in Classified assets compared to the linked quarter was primarily driven by COVID related credit rating downgrades during the period.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios as of March 31, 2021 and the four previous quarters.

	Three months ended
	2021	2020
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$24,941	$29,230	$34,686	$33,906	$21,126
Lease financing	0	0	1,092	1,353	222
Construction real estate	0	0	0	0	0
Commercial real estate	44,514	34,682	24,521	14,002	10,050
Residential real estate	11,359	11,601	12,104	12,813	11,163
Home equity	4,286	5,076	5,374	5,604	5,821
Installment	146	163	153	201	145
Nonaccrual loans	85,246	80,752	77,930	67,879	48,527
Accruing troubled debt restructurings	11,608	7,099	7,759	8,377	22,206
Total nonperforming loans	96,854	87,851	85,689	76,256	70,733
Other real estate owned	854	1,287	1,643	1,872	1,467
Total nonperforming assets	97,708	89,138	87,332	78,128	72,200
Accruing loans past due 90 days or more	92	169	79	124	120
Total underperforming assets	$97,800	$89,307	$87,411	$78,252	$72,320
Total classified assets	$196,782	$142,021	$134,002	$125,543	$124,510

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	199.33%	217.55%	216.28%	233.74%	296.51%
Nonperforming loans	175.44%	199.97%	196.69%	208.06%	203.42%
Total ending loans	1.71%	1.77%	1.65%	1.56%	1.55%
Nonperforming loans to total loans	0.97%	0.89%	0.84%	0.75%	0.76%
Nonperforming assets to
Ending loans, plus OREO	0.98%	0.90%	0.86%	0.77%	0.78%
Total assets	0.60%	0.56%	0.55%	0.49%	0.48%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.87%	0.83%	0.78%	0.68%	0.54%
Total assets	0.53%	0.51%	0.50%	0.44%	0.33%
Classified assets to total assets	1.22%	0.89%	0.84%	0.79%	0.83%
(1) Nonaccrual loans include nonaccrual TDRs of $20.9 million, $14.7 million, $29.3 million, $32.7 million and $18.4 million as of March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $4.0 billion, or 24.8% of total assets, at March 31, 2021 and $3.7 billion, or 23.1% of total assets, at December 31, 2020.  AFS securities totaled $3.8 billion at March 31, 2021 and $3.4 billion at December 31, 2020, while HTM securities totaled $121.9 million at March 31, 2021 and $131.7 million at December 31, 2020. The increase in the investment securities portfolio was a result of the Company deploying excess balance sheet liquidity resulting from an increase in deposits during the period. The effective duration of the investment portfolio increased to 3.8 years at March 31, 2021 from 3.2 years as of December 31, 2020, primarily due to the increase in the size of the portfolio and the moderation of prepayment speeds on MBS during the period.

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

At March 31, 2021, the Company's Consolidated Financial Statements reflected a $42.6 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.1 million unrealized gain on equity securities within other noninterest income. Comparatively, the Company's Consolidated Financial Statements reflected a $73.6 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $9.0 million unrealized gain on equity securities within other noninterest income as of December 31, 2020. The decline in unrealized gains was driven by a decline in bond prices in the first quarter driven by a significant rise in interest rates.
First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $12.6 billion as of March 31, 2021 and $12.2 billion as of December 31, 2020. This change was driven by a $325.4 million, or 8.8%, increase in savings deposits and a $231.7 million, or 6.2%, increase in noninterest bearing demand deposits, which were partially offset by a decrease of $141.0 million, or 7.5%, in time deposits. The increase in total deposits was attributed to increased consumer savings rates resulting from customers retaining stimulus payments, PPP loan proceeds and tax refunds.

Average deposits for the first quarter 2021 increased $2.1 billion, or 20.9%, to $12.4 billion from $10.2 billion for the comparable quarter of 2020. This increase was driven by a $1.2 billion, or 45.3%, increase in average noninterest-bearing deposits; an $838.8 million, or 28.2%, increase in average savings deposits; and a $530.5 million, or 21.9%, increase in average interest-bearing demand deposits, partially offset by a $428.3 million, or 19.5%, decrease in average time deposits.
Borrowed funds were $765.1 million as of March 31, 2021 compared to $942.8 million as of December 31, 2020. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources.

First Financial had no short-term borrowings with the FHLB at March 31, 2021 or December 31, 2020. Short-term borrowings included fed funds purchased and repurchase agreements of $181.4 million and $166.6 million at March 31, 2021 and December 31, 2020, respectively.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $583.7 million and $776.2 million at March 31, 2021 and December 31, 2020, respectively. The Company had $270.9 million of FRB advances included in long-term borrowings as of March 31, 2021 from the PPPLF. The PPPLF was established by the Federal Reserve to supply a source of liquidity and term financing to financial institutions participating in the PPP. These borrowings carry a 0.35% interest rate and are secured by the Company's PPP loans. First Financial had no FHLB long-term advances at March 31, 2021 as the Company utilized the PPPLF and implemented other funding strategies to manage liquidity and interest rate risk. FHLB long-term advances were $20.0 million as of December 31, 2020. First Financial's total remaining borrowing capacity from the FHLB was $1.7 billion as of March 31, 2021.

Outstanding subordinated debt totaled $310.2 million as of March 31, 2021 and $318.6 million as of December 31, 2020. The decline in subordinated debt resulted from the Company redeeming $8.4 million of 6.00% fixed rate private placement subordinated debt that had been acquired in conjunction with the MSFG merger.

The Company issued $150.0 million of fixed to floating rate subordinated notes in the second quarter of 2020. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2021 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.3 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2021.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.8 billion and $3.4 billion at March 31, 2021 and December 31, 2020, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2021 and December 31, 2020, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At March 31, 2021, these balances totaled $229.4 million, and First Financial had unused and available overnight wholesale funding sources of $4.6 billion, or 28.5% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $35.0 million for the first three months of 2021.  As of March 31, 2021, the Bank had retained earnings of $713.0 million, of which $132.0 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $156.6 million in cash at the parent company as of March 31, 2021.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $2.7 million and $5.8 million for the first three months of 2021 and 2020, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% at both March 31, 2021 and December 31, 2020 and includes a fully phased-in capital conservation buffer of 2.5% of risk-weighted assets. Further, the minimum ratio of Tier 1 capital to risk-weighted assets is 8.5% and all banks are subject to a 4.0% minimum leverage ratio. The required Total risk-based capital ratio is 10.5%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital was 12.19% at March 31, 2021 and 12.20% at December 31, 2020, while the total capital ratio decreased to 15.41% from 15.55%. The leverage ratio decreased to 9.34% at March 31, 2021 compared to 9.55% as of December 31, 2020, while the Company’s tangible common equity ratio decreased to 8.22% at March 31, 2021 from 8.47% at December 31, 2020. The slight decline in the Company's capital ratios was primarily due to lower other comprehensive income, which was driven by lower unrealized gains on the Company's AFS securities at March 31, 2021.

As of March 31, 2021, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $554.8 million on a consolidated basis at March 31, 2021.

The following tables present the actual and required capital amounts and ratios as of March 31, 2021 and December 31, 2020 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules as of the period presented. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2021
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,334,882	11.81%	$791,281	7.00%	N/A	N/A
First Financial Bank	1,471,665	13.03%	790,670	7.00%	$734,193	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,377,892	12.19%	960,841	8.50%	N/A	N/A
First Financial Bank	1,471,769	13.03%	960,099	8.50%	903,623	8.00%

Total capital to risk-weighted assets
Consolidated	1,741,755	15.41%	1,186,921	10.50%	N/A	N/A
First Financial Bank	1,575,805	13.95%	1,186,005	10.50%	1,129,528	10.00%

Leverage ratio
Consolidated	1,377,892	9.34%	590,170	4.00%	N/A	N/A
First Financial Bank	1,471,769	9.98%	589,596	4.00%	736,995	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,325,922	11.82%	$785,338	7.00%	N/A	N/A
First Financial Bank	1,452,403	12.95%	784,807	7.00%	$728,749	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,368,818	12.20%	953,625	8.50%	N/A	N/A
First Financial Bank	1,452,507	12.96%	952,980	8.50%	896,922	8.00%

Total capital to risk-weighted assets
Consolidated	1,744,802	15.55%	1,178,007	10.50%	N/A	N/A
First Financial Bank	1,560,457	13.92%	1,177,211	10.50%	1,121,153	10.00%

Leverage ratio
Consolidated	1,368,818	9.55%	573,526	4.00%	N/A	N/A
First Financial Bank	1,452,507	10.14%	573,094	4.00%	716,367	5.00%

First Financial generally seeks to balance the return of earnings to shareholders through shareholder dividends and share repurchases with capital retention, in order to maintain adequate levels of capital and support the Company's growth plans.

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on March 15, 2021 to shareholders of record as of March 1, 2021. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on June 15, 2021 to shareholders of record as of June 1, 2021.

Share repurchases. In January 2021, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved in 2019. The 2021 plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 840,115 shares at an average market price of $21.40 under this plan during the three month period ending March 31, 2021. At March 31, 2021, 4,159,885 common shares remained available for repurchase under the 2021 plan.

Shareholders' equity. Total shareholders’ equity was $2.3 billion at both March 31, 2021 and December 31, 2020.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified the following types of risk that it monitors in its ERM framework: credit, market (composed of interest rate, liquidity, capital, foreign exchange and financial risk), operational, compliance, strategic, reputation, information technology, cyber and legal.

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2020 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the board of directors.

ACL. The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. First Financial records provision expense in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses for financial assets in the portfolio over their expected remaining lives with consideration given to current and forward looking information.

The ACL on loans and leases was $169.9 million as of March 31, 2021 and $175.7 million as of December 31, 2020. As a percentage of period-end loans, the ACL was 1.71% as of March 31, 2021 and 1.77% as of December 31, 2020. The slight decline in ACL was primarily driven by improvements in economic forecasts and the Company's improved credit outlook.

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

The ACL as a percentage of nonaccrual loans was 199.33% at March 31, 2021 and 217.55% at December 31, 2020. The ACL as a percentage of nonperforming loans, including accruing TDRs, fell to 175.44% as of March 31, 2021 from 199.97% as of December 31, 2020. These decreases were driven by the decline in the ACL and the increase in nonaccrual loans during the period.

The Company recorded net charge-offs of $9.2 million, or 0.38% of average loans and leases on an annualized basis, in the first quarter 2021, compared to net recoveries of $0.9 million, or 0.04% of average loans and leases on an annualized basis, for the first quarter of 2020. Higher net charge-offs in the first quarter of 2021 were driven by a $7.1 million charge-off of a single C&I relationship during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. First quarter 2021 provision expense was $3.5 million compared to a provision of $23.9 million during the first quarter in 2020. The decline in provision expense was driven by elevated provision in the first quarter of 2020 due to the onset of the COVID pandemic.

The ACL on unfunded commitments was $13.0 million as of March 31, 2021 and $12.5 million as of December 31, 2020. Additionally, First Financial recorded $0.5 million of provision for credit losses on unfunded commitments for the three months ended March 31, 2021, compared to $1.6 million in the first quarter of 2020. The increase in ACL on unfunded commitments compared to December 31, 2020 was driven by the the moderation of prepayment speeds utilized in the modeling for the ACL on unfunded commitments.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2021	2020
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$175,679	$168,544	$158,661	$143,885	$57,650
Impact of adopting ASC 326	0	0	0	0	61,505
Provision for loan losses	3,450	13,758	15,299	17,859	23,880
Gross charge-offs
Commercial and industrial	7,910	1,505	1,467	1,282	1,091
Lease financing	0	0	852	0	0
Construction real estate	2	0	0	0	0
Commercial real estate	1,250	6,270	3,789	2,037	4
Residential real estate	1	203	22	148	115
Home equity	611	386	460	428	267
Installment	36	21	59	7	61
Credit card	222	169	171	234	311
Total gross charge-offs	10,032	8,554	6,820	4,136	1,849
Recoveries
Commercial and industrial	337	367	265	275	2,000
Lease financing	0	(6)	6	0	0
Construction real estate	0	3	0	14	0
Commercial real estate	195	844	760	424	234
Residential real estate	44	145	91	93	52
Home equity	177	428	209	156	339
Installment	34	65	35	27	31
Credit card	39	85	38	64	43
Total recoveries	826	1,931	1,404	1,053	2,699
Total net charge-offs	9,206	6,623	5,416	3,083	(850)
Ending allowance for credit losses	$169,923	$175,679	$168,544	$158,661	$143,885

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	1.01%	0.14%	0.14%	0.13%	(0.15)%
Lease financing	0.00%	0.03%	4.29%	0.00%	0.00%
Construction real estate	0.00%	0.00%	0.00%	(0.01)%	0.00%
Commercial real estate	0.10%	0.50%	0.28%	0.15%	(0.02)%
Residential real estate	(0.02)%	0.02%	(0.03)%	0.02%	0.02%
Home equity	0.24%	(0.02)%	0.13%	0.14%	(0.04)%
Installment	0.01%	(0.21)%	0.12%	(0.10)%	0.15%
Credit card	1.59%	0.69%	1.16%	1.54%	2.15%
Total net charge-offs	0.38%	0.26%	0.21%	0.12%	(0.04)%

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for First Financial is interest rate risk and liquidity risk.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of March 31, 2021. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2021, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(5.11)%	8.69%	16.72%
NII-Year 2	(7.61)%	12.28%	23.48%
EVE	(10.09)%	7.06%	13.33%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of March 31, 2021. The projected results for NII and EVE reflected an asset sensitive position, due to the significant addition of low cost transactional deposits replacing wholesale borrowings. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2021 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	10.05%	7.33%	18.03%	15.40%
NII-Year 2	13.69%	10.87%	24.84%	22.12%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

Liquidity risk is the potential that an entity will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain funding or that it cannot easily unwind or offset exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Management focuses on maintaining and enhancing liquidity by maximizing collateral based liquidity availability. First Financial manages liquidity in relation to the trend and stability of deposits; degree and reliance on short-term, volatile sources of funds, including any undue reliance on borrowings or brokered deposits to fund longer-term assets. Management identifies, measures, monitors and controls liquidity while seeking to maintain diversification of funding sources, both on- and off-balance-sheet.

The bank has continued to update liquidity risk management processes, such as refining the contingency funding plan, proactively meeting more frequently during the pandemic, securing additional contingent borrowing capacity, and developing additional ad-hoc liquidity reporting to monitor funding inflows and outflows related to the PPP funding and forgiveness. Management is closely monitoring the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment during this period of heightened uncertainty and profound fiscal and monetary stimulus. For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2020 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the three months ended March 31, 2021.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2020 and 2021, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation:

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

•Management’s ability to effectively execute its business plans;

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

•our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms:

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

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2020, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

Changes in Internal Control over Financial Reporting
There were no other changes in First Financial's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2020.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and updated in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. On December 22, 2020, the Board announced that it authorized a new repurchase plan that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, and will expire December 31, 2022. The Company purchased 840,115 shares at an average price of $21.40 under the Stock Repurchase Plan in the first quarter of 2021.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	5/6/2021	Date	5/6/2021