Form 10-Q
period 2021-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2021-08-05
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2021

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,702,334 shares outstanding at August 4, 2021.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	FRB	Federal Reserve Bank
ACL	Allowance for credit losses	GAAP	U.S. Generally Accepted Accounting Principles
AFS	Available-for-sale	HTC	Historic tax credit
Allowance	Collectively or individually, Allowance for credit losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	Insignificant	Less than $0.1 million
ASC	Accounting standards codification	IRLC	Interest rate lock commitment
ASU	Accounting standards update	LGD	Loss Given Default
Bank	First Financial Bank	LIHTC	Low income housing tax credit
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BGF or Bannockburn	Bannockburn Global Forex, LLC	MSFG	MainSource Financial Group, Inc.
Bp/bps	Basis point(s)	N/A	Not applicable
BOLI	Bank owned life insurance	NII	Net interest income
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NMTC	New market tax credit
CDs	Certificates of deposit	OBS	Off-balance sheet
C&I	Commercial & industrial	OREO	Other real estate owned
CRE	Commercial real estate	PCA	Prompt corrective action
Company	First Financial Bancorp.	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PCI	Purchase credit impaired
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PD	Probability of default
EAD	Exposure at Default	PPP	Paycheck Protection Program
ERM	Enterprise risk management	PPPLF	Paycheck Protection Program Liquidity Facility
EVE	Economic value of equity	R&S	Reasonable and Supportable
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	Topic 842	FASB ASC Topic 842, Leasing
FRB	Federal Reserve Bank	TDR	Troubled debt restructuring
First Financial	First Financial Bancorp.	TTC	Through the cycle
Form 10-K	First Financial Bancorp. Annual Report on Form 10-K	USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$206,918	$231,054
Interest-bearing deposits with other banks	38,610	20,305
Investment securities available-for-sale, at fair value (amortized cost $3,885,363 at June 30, 2021 and $3,330,029 at December 31, 2020)	3,955,839	3,424,580
Investment securities held-to-maturity (fair value $115,171 at June 30, 2021 and $136,698 at December 31, 2020)	112,456	131,687
Other investments	129,432	133,198
Loans held for sale, at fair value	31,546	41,103
Loans and leases
Commercial & industrial	2,701,203	3,007,509
Lease financing	68,229	72,987
Construction real estate	630,329	636,096
Commercial real estate	4,332,561	4,307,858
Residential real estate	932,112	1,003,086
Home equity	711,756	743,099
Installment	89,143	81,850
Credit card	46,177	48,485
Total loans and leases	9,511,510	9,900,970
Less: Allowance for credit losses	(159,590)	(175,679)
Net loans and leases	9,351,920	9,725,291
Premises and equipment	192,238	207,211
Goodwill	937,771	937,771
Other intangibles	59,391	64,552
Accrued interest and other assets	1,021,798	1,056,382
Total assets	$16,037,919	$15,973,134

Liabilities
Deposits
Interest-bearing demand	$2,963,151	$2,914,787
Savings	4,093,229	3,680,774
Time	1,548,109	1,872,733
Total interest-bearing deposits	8,604,489	8,468,294
Noninterest-bearing	3,901,691	3,763,709
Total deposits	12,506,180	12,232,003
Federal funds purchased and securities sold under agreements to repurchase	255,791	166,594
FHLB short-term borrowings	217,000	0
Total short-term borrowings	472,791	166,594
Long-term debt	313,039	776,202
Total borrowed funds	785,830	942,796
Accrued interest and other liabilities	476,402	516,265
Total liabilities	13,768,412	13,691,064

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares in 2021 and 2020	1,635,470	1,638,947
Retained earnings	773,857	720,429
Accumulated other comprehensive income (loss)	30,735	48,664
Treasury stock, at cost, 8,082,285 shares in 2021 and 6,259,865 shares in 2020	(170,555)	(125,970)
Total shareholders' equity	2,269,507	2,282,070
Total liabilities and shareholders' equity	$16,037,919	$15,973,134
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans and leases, including fees	$97,494	$105,900	$196,425	$221,675
Investment securities
Taxable	19,524	18,476	38,131	37,481
Tax-exempt	4,871	4,937	9,914	9,519
Total interest on investment securities	24,395	23,413	48,045	47,000
Other earning assets	25	47	53	189
Total interest income	121,914	129,360	244,523	268,864
Interest expense
Deposits	3,693	11,751	8,026	28,116
Short-term borrowings	53	1,274	120	6,361
Long-term borrowings	4,142	4,759	8,475	8,529
Total interest expense	7,888	17,784	16,621	43,006
Net interest income	114,026	111,576	227,902	225,858
Provision for credit losses - loans and leases	(4,756)	17,859	(1,306)	41,739
Provision for credit losses - unfunded commitments	517	2,370	1,055	3,938
Net interest income after provision for credit losses	118,265	91,347	228,153	180,181
Noninterest income
Service charges on deposit accounts	7,537	6,001	14,683	14,436
Trust and wealth management fees	6,216	5,254	11,846	10,951
Bankcard income	3,732	2,844	6,860	5,542
Client derivative fees	1,795	2,984	3,351	6,089
Foreign exchange income	12,037	6,576	22,794	16,542
Net gain from sales of loans	8,489	16,662	17,943	19,493
Net gain (loss) on sales/transfers of investment securities	(265)	2	(431)	(57)
Unrealized gain (loss) on equity securities	161	150	273	52
Other	3,285	2,252	5,990	5,061
Total noninterest income	42,987	42,725	83,309	78,109
Noninterest expenses
Salaries and employee benefits	60,784	55,925	122,037	110,747
Net occupancy	5,535	5,378	11,239	11,482
Furniture and equipment	3,371	3,681	7,340	7,734
Data processing	7,864	7,019	15,151	13,408
Marketing	2,035	1,339	3,396	2,559
Communication	746	907	1,584	1,797
Professional services	2,029	2,205	3,479	4,480
State intangible tax	1,201	1,514	2,403	3,030
FDIC assessments	1,362	1,290	2,711	2,695
Intangible assets amortization	2,480	2,791	4,959	5,583
Other	12,236	6,640	17,850	14,840
Total noninterest expenses	99,643	88,689	192,149	178,355
Income before income taxes	61,609	45,383	119,313	79,935
Income tax expense	10,721	7,990	21,110	13,914
Net income	$50,888	$37,393	$98,203	$66,021
Net earnings per common share - basic	$0.53	$0.38	$1.02	$0.68
Net earnings per common share - diluted	$0.52	$0.38	$1.01	$0.67
Average common shares outstanding - basic	96,123,645	97,220,748	96,496,720	97,478,719
Average common shares outstanding - diluted	97,009,712	97,988,600	97,366,640	98,172,408
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$50,888	$37,393	$98,203	$66,021
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	12,218	24,290	(18,750)	22,427
Change in retirement obligation	416	353	821	681
Other comprehensive income (loss)	12,634	24,643	(17,929)	23,108
Comprehensive income	$63,522	$62,036	$80,274	$89,129

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2020	104,281,794	$1,633,950	$660,653	$11,788	(6,312,836)	$(127,008)	$2,179,383
Net income			37,393				37,393
Other comprehensive income (loss)				24,643			24,643
Cash dividends declared:
Common stock at $0.23 per share			(22,514)				(22,514)
Restricted stock awards, net of forfeitures		(1,076)			49,900	994	(82)
Share-based compensation expense		2,196					2,196
Balance at June 30, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019
Balance at April 1, 2021	104,281,794	$1,633,137	$745,220	$18,101	(6,764,101)	$(137,516)	$2,258,942
Net income			50,888				50,888
Other comprehensive income (loss)				12,634			12,634
Cash dividends declared:
Common stock at $0.23 per share			(22,251)				(22,251)
Purchase of common stock					(1,308,945)	(32,864)	(32,864)
Restricted stock awards, net of forfeitures		(160)			(9,239)	(175)	(335)
Share-based compensation expense		2,493					2,493
Balance at June 30, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			66,021				66,021
Other comprehensive income (loss)				23,108			23,108
Cash dividends declared:
Common stock at $0.46 per share			(44,856)				(44,856)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(9,294)			397,455	8,098	(1,196)
Share-based compensation expense		3,733					3,733
Balance at June 30, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			98,203				98,203
Other comprehensive income (loss)				(17,929)			(17,929)
Cash dividends declared:
Common stock at $0.46 per share			(44,775)				(44,775)
Purchase of common stock					(2,149,060)	(50,846)	(50,846)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(8,776)			323,172	6,191	(2,585)
Share-based compensation expense		5,335					5,335
Balance at June 30, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2021	2020
Operating activities
Net income	$98,203	$66,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(251)	45,677
Depreciation and amortization	16,281	14,790
Stock-based compensation expense	5,335	3,733
Pension expense (income)	1,695	926
Net amortization (accretion) on investment securities	18,989	8,372
Net (gain) loss on sales of investment securities	431	57
Unrealized (gain) loss from equity securities	(273)	(52)
Originations of loans held for sale	(423,914)	(385,371)
Net gains from sales of loans held for sale	(17,943)	(19,493)
Proceeds from sales of loans held for sale	447,255	374,594
Deferred income taxes	5,863	(9,752)
Amortization of operating leases	3,701	4,001
Payments for operating leases	(3,437)	(3,873)
Decrease (increase) cash surrender value of life insurance	(647)	(1,098)
Decrease (increase) in interest receivable	2,102	(11,611)
(Decrease) increase in interest payable	(1,720)	(3,240)
Decrease (increase) in other assets	93,861	(330,020)
(Decrease) increase in other liabilities	(39,569)	180,120
Net cash provided by (used in) operating activities	205,962	(66,219)

Investing activities
Proceeds from sales of securities available-for-sale	212,246	41,303
Proceeds from calls, paydowns and maturities of securities available-for-sale	550,239	401,771
Purchases of securities available-for-sale	(1,394,143)	(456,917)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	20,371	15,664
Purchases of securities held-to-maturity	(1,000)	0
Purchases of other investment securities	(5,401)	(18,659)
Proceeds from calls, paydowns and maturities of other securities	9,440	0
Net decrease (increase) in interest-bearing deposits with other banks	(18,305)	18,103
Net decrease (increase) in loans and leases	378,739	(982,748)
Proceeds from disposal of other real estate owned	1,036	977
Purchases of premises and equipment	(5,163)	(9,758)
Net cash provided by (used in) investing activities	(251,941)	(990,264)

Financing activities
Net (decrease) increase in total deposits	274,177	1,491,186
Net (decrease) increase in short-term borrowings	306,197	(1,161,834)
Payments on long-term debt	(463,382)	(90,133)
Proceeds from long-term borrowings	0	811,772
Proceeds from issuance of long-term borrowings	0	150,000
Cash dividends paid on common stock	(44,337)	(44,946)
Treasury stock purchase	(50,846)	(16,686)
Proceeds from exercise of stock options	34	72
Net cash provided by (used in) financing activities	21,843	1,139,431

Cash and due from banks
Change in cash and due from banks	(24,136)	82,948
Cash and due from banks at beginning of period	231,054	200,691
Cash and due from banks at end of period	$206,918	$283,639

Supplemental disclosures
Interest paid	$18,341	$46,247
Income taxes paid, net of refunds	$10,938	$6,297
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

COVID-19. In the majority of 2020 and the first six months of 2021, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption from the pandemic may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.
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

NOTE 3:  INVESTMENTS

For the three months ended June 30, 2021, there were sales of $219.7 million of AFS securities with gross realized gains of $2.5 million and gross realized losses of $2.8 million. For the six months ended June 30, 2021, there were sales of $271.8 million of AFS securities with $3.1 million of gross realized gains and $3.5 million of gross realized losses. For the three months ended June 30, 2020, there were sales of $11.4 million of AFS securities with gross realized gains of $0.1 million and gross realized losses of $0.1 million. For the six months ended June 30, 2020, there were $41.3 million sales of AFS securities with $0.1 million gross realized gains and $0.1 million gross realized losses.

The following is a summary of HTM and AFS investment securities as of June 30, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$20,218	$220	$0	$20,438
Securities of U.S. government agencies and corporations	0	0	0	0	78,311	798	(4)	79,105
Mortgage-backed securities - residential	0	0	0	0	686,994	11,127	(6,758)	691,363
Mortgage-backed securities - commercial	56,833	1,828	0	58,661	685,920	8,384	(567)	693,737
Collateralized mortgage obligations	14,985	162	(85)	15,062	740,172	14,785	(2,690)	752,267
Obligations of state and other political subdivisions	9,388	1,003	0	10,391	978,919	43,085	(3,587)	1,018,417
Asset-backed securities	0	0	0	0	599,326	4,061	(638)	602,749
Other securities	31,250	108	(301)	31,057	95,503	2,296	(36)	97,763
Total	$112,456	$3,101	$(386)	$115,171	$3,885,363	$84,756	$(14,280)	$3,955,839

The following is a summary of HTM and AFS investment securities as of December 31, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$4	$0	$103
Securities of U.S. government agencies and corporations	0	0	0	0	60	0	0	60
Mortgage-backed securities - residential	13,990	197	0	14,187	704,482	15,938	(237)	720,183
Mortgage-backed securities - commercial	71,737	3,485	0	75,222	584,125	10,395	(3,584)	590,936
Collateralized mortgage obligations	5,799	79	0	5,878	634,418	21,148	(445)	655,121
Obligations of state and other political subdivisions	9,911	1,239	0	11,150	856,054	46,755	(291)	902,518
Asset-backed securities	0	0	0	0	478,539	4,158	(826)	481,871
Other securities	30,250	11	0	30,261	72,252	1,544	(8)	73,788
Total	$131,687	$5,011	$0	$136,698	$3,330,029	$99,942	$(5,391)	$3,424,580

The following table provides a summary of investment securities by contractual maturity as of June 30, 2021, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$26,647	$26,908
Due after one year through five years	0	0	50,859	52,674
Due after five years through ten years	37,186	37,931	298,659	309,239
Due after ten years	3,452	3,517	796,786	826,902
Mortgage-backed securities - residential	0	0	686,994	691,363
Mortgage-backed securities - commercial	56,833	58,661	685,920	693,737
Collateralized mortgage obligations	14,985	15,062	740,172	752,267
Asset-backed securities	0	0	599,326	602,749
Total	$112,456	$115,171	$3,885,363	$3,955,839

Unrealized gains and losses on debt securities are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

As of June 30, 2021, the Company's investment securities portfolio consisted of 1,416 securities, of which 200 were in an unrealized loss position. As of December 31, 2020, the Company's investment securities portfolio consisted of 1,351 securities, of which 94 were in an unrealized loss position.

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the six months ended June 30, 2021 or the twelve months ended December 31, 2020.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of June 30, 2021 or December 31, 2020. Therefore, the Company did not record an ACL for these securities as of June 30, 2021 or December 31, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	8,660	(4)	0	0	8,660	(4)
Mortgage-backed securities - residential	456,487	(6,758)	0	0	456,487	(6,758)
Mortgage-backed securities - commercial	69,725	(507)	38,839	(60)	108,564	(567)
Collateralized mortgage obligations	273,715	(2,727)	4,220	(48)	277,935	(2,775)
Obligations of state and other political subdivisions	265,630	(3,581)	14,443	(6)	280,073	(3,587)
Asset-backed securities	175,728	(528)	25,449	(110)	201,177	(638)
Other securities	31,913	(337)	0	0	31,913	(337)
Total	$1,281,858	$(14,442)	$82,951	$(224)	$1,364,809	$(14,666)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	57,872	(237)	0	0	57,872	(237)
Mortgage-backed securities - commercial	169,825	(986)	48,158	(2,598)	217,983	(3,584)
Collateralized mortgage obligations	49,161	(445)	1	0	49,162	(445)
Obligations of state and other political subdivisions	60,008	(291)	0	0	60,008	(291)
Asset-backed securities	84,749	(435)	68,967	(391)	153,716	(826)
Other securities	4,992	(8)	0	0	4,992	(8)
Total	$426,607	$(2,402)	$117,126	$(2,989)	$543,733	$(5,391)

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

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of June 30, 2021, First Financial had $401.1 million in PPP loans, net of unearned fees of $16.6 million. As of December 31, 2020, First Financial had $594.6 million in PPP loans, net of unearned fees of $13.7 million.

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

The following table sets forth the Company's loan portfolio at June 30, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$479,384	$659,967	$390,865	$241,685	$165,643	$183,797	$2,121,341	$484,587	$2,605,928
Special mention	345	4,681	2,984	13,919	1,977	8,062	31,968	9,626	41,594
Substandard	2,092	888	17,501	1,338	17,927	2,190	41,936	11,745	53,681
Doubtful	0	0	0	0	0	0	0	0	0
Total	$481,821	$665,536	$411,350	$256,942	$185,547	$194,049	$2,195,245	$505,958	$2,701,203
Lease financing
Pass	$11,691	$15,772	$13,112	$10,819	$5,474	$4,478	$61,346	$0	$61,346
Special mention	0	6,853	0	0	0	0	6,853	0	6,853
Substandard	0	3	0	0	0	27	30	0	30
Doubtful	0	0	0	0	0	0	0	0	0
Total	$11,691	$22,628	$13,112	$10,819	$5,474	$4,505	$68,229	$0	$68,229
Construction real estate
Pass	$28,149	$116,351	$297,398	$106,443	$10,535	$13,374	$572,250	$23,639	$595,889
Special mention	0	0	0	18,203	0	0	18,203	0	18,203
Substandard	0	0	16,237	0	0	0	16,237	0	16,237
Doubtful	0	0	0	0	0	0	0	0	0
Total	$28,149	$116,351	$313,635	$124,646	$10,535	$13,374	$606,690	$23,639	$630,329
Commercial real estate - investor
Pass	$274,887	$474,378	$1,006,925	$398,163	$329,296	$553,349	$3,036,998	$55,027	$3,092,025
Special mention	248	1,874	23,805	15,348	54,296	61,304	156,875	46	156,921
Substandard	1,696	5,992	11,662	30,272	7,193	13,075	69,890	0	69,890
Doubtful	0	0	0	0	0	0	0	0	0
Total	$276,831	$482,244	$1,042,392	$443,783	$390,785	$627,728	$3,263,763	$55,073	$3,318,836
Commercial real estate - owner
Pass	$63,295	$195,467	$138,676	$134,761	$118,564	$263,950	$914,713	$35,626	$950,339
Special mention	780	4,157	1,745	2,580	12,611	13,345	35,218	0	35,218
Substandard	62	630	9,556	13,049	2,467	2,366	28,130	38	28,168
Doubtful	0	0	0	0	0	0	0	0	0
Total	$64,137	$200,254	$149,977	$150,390	$133,642	$279,661	$978,061	$35,664	$1,013,725
Residential real estate
Performing	$120,303	$272,824	$182,666	$87,663	$45,960	$217,755	$927,171	$0	$927,171
Nonperforming	0	98	643	278	289	3,633	4,941	0	4,941
Total	$120,303	$272,922	$183,309	$87,941	$46,249	$221,388	$932,112	$0	$932,112
Home equity
Performing	$24,466	$51,137	$17,343	$13,865	$9,141	$40,027	$155,979	$553,123	$709,102
Nonperforming	0	0	0	122	30	357	509	2,145	2,654

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Total	$24,466	$51,137	$17,343	$13,987	$9,171	$40,384	$156,488	$555,268	$711,756
Installment
Performing	$9,917	$24,421	$11,543	$7,794	$6,067	$3,328	$63,070	$26,013	$89,083
Nonperforming	6	0	28	1	1	6	42	18	60
Total	$9,923	$24,421	$11,571	$7,795	$6,068	$3,334	$63,112	$26,031	$89,143
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$45,770	$45,770
Nonperforming	0	0	0	0	0	0	0	407	407
Total	$0	$0	$0	$0	$0	$0	$0	$46,177	$46,177
Grand Total	$1,017,321	$1,835,493	$2,142,689	$1,096,303	$787,471	$1,384,423	$8,263,700	$1,247,810	$9,511,510

The following table sets forth the Company's loan portfolio at December 31, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,141,163	$460,210	$296,221	$208,077	$122,686	$138,307	$2,366,664	$502,286	$2,868,950
Special mention	24,668	10,281	18,118	6,893	6,668	6,090	72,718	10,470	83,188
Substandard	6,709	2,370	8,022	26,565	5,124	1,192	49,982	5,389	55,371
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,172,540	$472,861	$322,361	$241,535	$134,478	$145,589	$2,489,364	$518,145	$3,007,509
Lease financing
Pass	$22,916	$22,397	$12,942	$6,967	$4,802	$2,368	$72,392	$0	$72,392
Special mention	290	0	0	0	0	0	290	0	290
Substandard	5	0	0	180	120	0	305	0	305
Doubtful	0	0	0	0	0	0	0	0	0
Total	$23,211	$22,397	$12,942	$7,147	$4,922	$2,368	$72,987	$0	$72,987
Construction real estate
Pass	$96,410	$259,524	$182,625	$23,185	$24,786	$426	$586,956	$19,671	$606,627
Special mention	0	621	18,203	9,984	661	0	29,469	0	29,469
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$96,410	$260,145	$200,828	$33,169	$25,447	$426	$616,425	$19,671	$636,096
Commercial real estate - investor
Pass	$515,950	$1,011,898	$427,077	$378,536	$286,587	$361,403	$2,981,451	$56,398	$3,037,849
Special mention	0	17,463	15,534	44,426	32,408	43,704	153,535	559	154,094
Substandard	6,198	2,043	22,497	7,067	68	14,724	52,597	0	52,597
Doubtful	0	0	0	0	0	0	0	0	0
Total	$522,148	$1,031,404	$465,108	$430,029	$319,063	$419,831	$3,187,583	$56,957	$3,244,540
Commercial real estate - owner
Pass	$185,692	$162,480	$147,236	$125,275	$128,755	$211,519	$960,957	$36,721	$997,678
Special mention	4,292	11,380	2,891	8,230	3,017	19,384	49,194	59	49,253
Substandard	668	504	7,054	5,496	306	2,321	16,349	38	16,387
Doubtful	0	0	0	0	0	0	0	0	0
Total	$190,652	$174,364	$157,181	$139,001	$132,078	$233,224	$1,026,500	$36,818	$1,063,318

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Residential real estate
Performing	$290,277	$241,601	$115,747	$64,220	$60,094	$224,281	$996,220	$0	$996,220
Nonperforming	321	429	673	643	87	4,713	6,866	0	6,866
Total	$290,598	$242,030	$116,420	$64,863	$60,181	$228,994	$1,003,086	$0	$1,003,086
Home equity
Performing	$60,967	$20,200	$17,445	$11,308	$9,744	$41,571	$161,235	$577,609	$738,844
Nonperforming	0	0	0	39	28	138	205	4,050	4,255
Total	$60,967	$20,200	$17,445	$11,347	$9,772	$41,709	$161,440	$581,659	$743,099
Installment
Performing	$21,584	$15,614	$11,041	$8,812	$1,954	$3,185	$62,190	$19,479	$81,669
Nonperforming	15	53	23	35	17	36	179	2	181
Total	$21,599	$15,667	$11,064	$8,847	$1,971	$3,221	$62,369	$19,481	$81,850
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$47,845	$47,845
Nonperforming	0	0	0	0	0	0	0	640	640
Total	$0	$0	$0	$0	$0	$0	$0	$48,485	$48,485
Grand Total	$2,378,125	$2,239,068	$1,303,349	$935,938	$687,912	$1,075,362	$8,619,754	$1,281,216	$9,900,970

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$150	$300	$8,988	$9,438	$2,691,765	$2,701,203	$0
Lease financing	0	0	15	15	68,214	68,229	0
Construction real estate	0	0	0	0	630,329	630,329	0
Commercial real estate-investor	5,788	0	21,057	26,845	3,291,991	3,318,836	0
Commercial real estate-owner	162	245	72	479	1,013,246	1,013,725	0
Residential real estate	2,351	793	1,797	4,941	927,171	932,112	0
Home equity	864	406	1,384	2,654	709,102	711,756	0
Installment	50	0	9	59	89,084	89,143	0
Credit card	179	56	172	407	45,770	46,177	155
Total	$9,544	$1,800	$33,494	$44,838	$9,466,672	$9,511,510	$155

	As of December 31, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$6,532	$0	$1,861	$8,393	$2,999,116	$3,007,509	$0
Lease financing	0	0	0	0	72,987	72,987	0
Construction real estate	0	0	0	0	636,096	636,096	0
Commercial real estate-investor	136	0	24,422	24,558	3,219,982	3,244,540	0
Commercial real estate-owner	6,480	174	400	7,054	1,056,264	1,063,318	0
Residential real estate	2,809	370	3,687	6,866	996,220	1,003,086	0
Home equity	1,483	835	1,937	4,255	738,844	743,099	0
Installment	94	35	51	180	81,670	81,850	0
Credit card	303	163	174	640	47,845	48,485	169
Total	$17,837	$1,577	$32,532	$51,946	$9,849,024	$9,900,970	$169

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

Troubled Debt Restructurings. A loan modification is considered a TDR when the borrower is experiencing financial difficulty and a concession is made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions, maturity extensions and modifications to principal amortization, including interest-only structures. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is managed by the Company’s credit administration group for resolution, which may result in foreclosure in the case of real estate. In accordance with the CARES Act, performing loans that demonstrated limited signs of credit deterioration, but were modified to provide borrowers relief during the COVID-19 pandemic were not considered to be TDR as of June 30, 2021 or December 31, 2020.

TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement.

First Financial had 169 TDRs totaling $33.6 million at June 30, 2021, including $12.1 million on accrual status and $21.5 million classified as nonaccrual. First Financial had $0.3 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $6.4 million related to TDRs at June 30, 2021. Additionally, as of June 30, 2021, $5.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2021 and 2020:

	Three months ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	1	$1,761	$1,761	5	$2,121	$2,121
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Residential real estate	3	97	90	4	439	416
Home equity	1	16	16	2	40	40
Installment	0	0	0	0	0	0
Total	5	$1,874	$1,867	11	$2,600	$2,577

	Six months ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	5	$4,967	$4,831	7	$13,504	$13,504
Construction real estate	0	0	0	0	0	0
Commercial real estate	7	10,015	9,046	0	0	0
Residential real estate	13	1,120	1,090	18	1,568	1,489
Home equity	2	30	30	6	226	226
Installment	0	0	0	1	26	15
Total	27	$16,132	$14,997	32	$15,324	$15,234

For TDRs identified during the three months ended June 30, 2021, there were no chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the six months ended June 30, 2021, there were insignificant chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three and six months ended June 30, 2020, there were $0.7 million and $1.1 million of chargeoffs for the portion of TDRs determined to be uncollectible, respectively.

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Extended maturities	$0	$0	$0	$0
Adjusted interest rates	0	0	0	0
Combination of rate and maturity changes	0	0	0	0
Forbearance	84	2,175	6,247	3,183
Other (1)	1,783	402	8,750	12,051
Total	$1,867	$2,577	$14,997	$15,234
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

For both the three and six month periods ended June 30, 2021 and 2020, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that were not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

As of June 30, 2021, the Company's loan portfolio included $181.7 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications included $181.1 million of borrowers making interest only payments and $0.6 million of modifications deferring full principal and interest payments. Active modifications were concentrated in hotel and franchise loans, which were $118.1 million and $34.7 million respectively as of June 30, 2021, or 65.0% and 19.1% of the total active modifications at June 30, 2021. Total active deferrals were comprised of 28 commercial loans with balances of $181.1 million and 4 consumer loans with balances of $0.6 million as of June 30, 2021.

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

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$15,610	$11,816	$27,426	$18,711	$10,519	$29,230
Lease financing	0	16	16	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	11,866	34,091	45,957	6,957	27,725	34,682
Residential real estate	0	9,480	9,480	251	11,350	11,601
Home equity	0	3,376	3,376	0	5,076	5,076
Installment	0	115	115	0	163	163
Total nonaccrual loans	$27,476	$58,894	$86,370	$25,919	$54,833	$80,752
(1) Nonaccrual loans include nonaccrual TDRs of $21.5 million and $14.7 million as of June 30, 2021 and December 31, 2020, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$3,164	$1,327	$4,651	$2,633
Interest included in income
Nonaccrual loans	1,334	370	1,817	537
Troubled debt restructurings	221	68	307	303
Total interest included in income	1,555	438	2,124	840
Net impact on interest income	$1,609	$889	$2,527	$1,793

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

	June 30, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$20,138	$827	$6,229	$0	$0	$232	$27,426
Lease financing	0	0	16	0	0	0	16
Commercial real estate-investor	0	27,051	0	5,987	218	0	33,256
Commercial real estate-owner	0	6,433	6,129	40	99	0	12,701
Residential real estate	0	0	0	0	9,480	0	9,480
Home equity	0	0	0	0	3,376	0	3,376
Installment	0	0	0	0	52	63	115
Total	$20,138	$34,311	$12,374	$6,027	$13,225	$295	$86,370

	December 31, 2020
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$30,961	$6,130	$2,608	$865	$0	$4,892	$45,456
Commercial real estate-investor	0	20,212	661	5,537	872	0	27,282
Commercial real estate-owner	5,842	3,495	0	42	344	0	9,723
Residential real estate	0	0	0	0	11,601	0	11,601
Home equity	0	0	0	0	5,076	0	5,076
Installment	0	0	0	0	0	163	163
Total	$36,803	$29,837	$3,269	$6,444	$17,893	$5,055	$99,301

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

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$854	$1,467	$1,287	$2,033
Additions
Commercial & industrial	98	76	98	323
Residential real estate	0	0	0	146
Total additions	98	76	98	469
Disposals
Commercial & industrial	(522)	(38)	(768)	(217)
Residential real estate	(81)	(39)	(268)	(760)
Total disposals	(603)	(77)	(1,036)	(977)
Valuation adjustment
Commercial & industrial	(9)	470	(9)	470
Residential real estate	0	(64)	0	(123)
Total valuation adjustment	(9)	406	(9)	347
Balance at end of period	$340	$1,872	$340	$1,872

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $34.9 million and $37.7 million as of June 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three months ended June 30, 2021, the ACL declined slightly due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2021
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,139	$1,015	$22,734	$78,669	$7,748	$10,760	$1,235	$2,623	$169,923
Provision for credit losses	5,182	442	(2,378)	(6,398)	(877)	(1,153)	16	410	(4,756)
Gross charge-offs	(3,729)	0	0	(2,041)	(46)	(240)	(77)	(179)	(6,312)
Recoveries	205	0	3	75	54	317	37	44	735
Total net charge-offs	(3,524)	0	3	(1,966)	8	77	(40)	(135)	(5,577)
Ending allowance for credit losses	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590

	Three months ended June 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,410	$1,494	$13,511	$53,154	$11,284	$14,827	$1,238	$2,967	$143,885
Provision for credit losses	6,018	(63)	1,832	10,799	(648)	(319)	(32)	272	17,859
Loans charged off	(1,282)	0	0	(2,037)	(148)	(428)	(7)	(234)	(4,136)
Recoveries	275	0	14	424	93	156	27	64	1,053
Total net charge-offs	(1,007)	0	14	(1,613)	(55)	(272)	20	(170)	(3,083)
Ending allowance for credit losses	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661

	Six months ended June 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	6,440	462	(1,378)	(3,469)	(1,732)	(1,828)	38	161	(1,306)
Loans charged off	(11,639)	0	(2)	(3,291)	(47)	(851)	(113)	(401)	(16,344)
Recoveries	542	0	3	270	98	494	71	83	1,561
Total net charge-offs	(11,097)	0	1	(3,021)	51	(357)	(42)	(318)	(14,783)
Ending allowance for credit losses	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590

	Six months ended June 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	22,034	342	1,383	16,026	(90)	1,219	43	782	41,739
Loans charged off	(2,373)	0	0	(2,041)	(263)	(695)	(68)	(545)	(5,985)
Recoveries	2,275	0	14	658	145	495	58	107	3,752
Total net charge-offs	(98)	0	14	(1,383)	(118)	(200)	(10)	(438)	(2,233)
Ending allowance for credit losses	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661

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

The ACL on unfunded commitments was $13.6 million as of June 30, 2021 and $12.5 million as of December 31, 2020. Additionally, First Financial recorded provision for credit losses on unfunded commitments of $0.5 million and $1.1 million for the three and six month periods ended June 30, 2021, compared to $2.4 million and $3.9 million in the comparative periods in 2020.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2021 and June 30, 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$937,771	$937,771	$937,771	$937,771
Goodwill resulting from business combinations	0	0	0	0
Balance at end of period	$937,771	$937,771	$937,771	$937,771

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2020 and no impairment was indicated. As of June 30, 2021, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

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

Amortization expense recognized on intangible assets for the three months ended June 30, 2021 and June 30, 2020 was $2.5 million and $2.8 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2021 and June 30, 2020 was $5.0 million and $5.6 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$51,031	$(30,144)	$51,031	$(27,524)
Customer list	39,420	(6,570)	39,420	(4,778)
Other	10,146	(4,492)	10,113	(3,710)
Total	$100,597	$(41,206)	$100,564	$(36,012)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $57.0 million and $63.9 million at June 30, 2021 and December 31, 2020, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $67.2 million and $71.7 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020, respectively.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$1,850	$1,981	$3,701	$4,001
Short-term lease cost	26	40	55	81
Variable lease cost	676	626	1,355	1,267
Total operating lease cost	$2,552	$2,647	$5,111	$5,349

Future minimum commitments due under these lease agreements as of June 30, 2021 are as follows:

(Dollars in thousands)	Operating leases
2021 (remaining six months)	$3,458
2022	6,978
2023	7,031
2024	6,747
2025	6,194
Thereafter	53,331
Total lease payments	83,739
Less imputed interest	16,581
Total	$67,158

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	June 30, 2021	December 31, 2020
Operating leases
Weighted-average remaining lease term	13.8 years	15.1 years
Weighted-average discount rate	2.93%	3.07%

Supplemental cash information at June 30, 2021 and 2020 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,647	$2,585	$3,437	$3,873
ROU assets obtained in exchange for lease obligations
Operating leases	663	798	6,424	9,659

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$57,341
Collateralized mortgage obligations	38,350
Total	$95,691

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $95.9 million and $126.7 million as of June 30, 2021 and December 31, 2020, respectively.

First Financial had $255.8 million federal funds purchased at June 30, 2021 and $166.6 million as of December 31, 2020. The Company had $217.0 million in short-term borrowings with the FHLB at June 30, 2021 and none at December 31, 2020. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial had $313.0 million and $776.2 million of long-term debt as of June 30, 2021 and December 31, 2020 respectively, which included FRB borrowings, subordinated notes, FHLB long term advances and an interest free loan with a municipality.

First Financial participated in the PPPLF, which is a program created by the FRB to extend credit to eligible financial institutions that originate PPP loans. As of June 30, 2021, the bank had no outstanding PPPLF advances. As of December 31, 2020, the bank had outstanding PPPLF advances of $435.0 million with an average interest rate of 35 basis points. These borrowings were secured by pledged PPP loans and prepaid in conjunction with reductions in the principal balances of those loans.

The following is a summary of First Financial's long-term debt:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FRB borrowings	$0	N/A	$434,982	0.35%
FHLB borrowings	0	0.00%	19,971	1.43%
Subordinated notes	313,020	4.81%	321,384	4.86%
Unamortized debt issuance costs	(2,577)	N/A	(2,770)	N/A
Lease liability	1,821	3.81%	1,860	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$313,039	4.83%	$776,202	2.25%

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

In addition to subordinated notes, long-term debt included $20.0 million of fixed rate FHLB long-term advances as of December 31, 2020. This FHLB long-term debt matured in the first quarter of 2021, and as a result, as of June 30, 2021, the Company had no long-term FHLB advances. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$15,316	$(265)	$15,581	$(3,363)	$12,218	$42,608	$12,218	$54,826
Retirement obligation	0	(539)	539	(123)	416	(24,507)	416	(24,091)
Total	$15,316	$(804)	$16,120	$(3,486)	$12,634	$18,101	$12,634	$30,735

	Three months ended June 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$30,977	$2	$30,975	$(6,685)	$24,290	$39,401	$24,290	$63,691
Retirement obligation	0	(457)	457	(104)	353	(27,613)	353	(27,260)
Total	$30,977	$(455)	$31,432	$(6,789)	$24,643	$11,788	$24,643	$36,431

	Six months ended June 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(24,342)	$(431)	$(23,911)	$5,161	$(18,750)	$73,576	$(18,750)	$54,826
Retirement obligation	0	(1,064)	1,064	(243)	821	(24,912)	821	(24,091)
Total	$(24,342)	$(1,495)	$(22,847)	$4,918	$(17,929)	$48,664	$(17,929)	$30,735

	Six months ended June 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$28,543	$(57)	$28,600	$(6,173)	$22,427	$41,264	$22,427	$63,691
Retirement obligation	0	(882)	882	(201)	681	(27,941)	681	(27,260)
Total	$28,543	$(939)	$29,482	$(6,374)	$23,108	$13,323	$23,108	$36,431

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2021 and 2020, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(265)	$2	$(431)	$(57)	Net gains (losses) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	102	102	202	202	Other noninterest expense
Recognized net actuarial loss (1)	(641)	(559)	(1,266)	(1,084)	Other noninterest expense
Defined benefit pension plan total	(539)	(457)	(1,064)	(882)
Total reclassifications for the period, before tax	$(804)	$(455)	$(1,495)	$(939)
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

At June 30, 2021, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among twenty counterparties, with an estimated fair value of $114.9 million. At December 31, 2020, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.3 billion, spread among twenty counterparties, with an estimated fair value of $182.3 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At June 30, 2021, the Company had total counterparty notional amount outstanding of $5.9 billion spread among five counterparties, with an estimated fair value of $18.2 million. At December 31, 2020, the Company had total counterparty notional amounts outstanding of $3.6 billion spread among six counterparties, with an estimated fair value of $33.1 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		June 30, 2021			December 31, 2020
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,301,210	$121,387	$(4,034)	$2,300,336	$184,777	$(107)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,301,210	4,034	(121,479)	2,300,336	107	(184,884)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	5,890,489	65,377	(47,160)	3,637,509	60,366	(27,249)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	5,890,489	47,160	(65,377)	3,637,509	27,249	(60,366)
Total		$16,383,398	$237,958	$(238,050)	$11,875,690	$272,499	$(272,606)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$125,513	$(223,880)	$(98,367)	$184,991	$(385,088)	$(200,097)
Foreign exchange contracts with counterparty	112,537	(58,013)	54,524	87,615	(17,392)	70,223
Total	$238,050	$(281,893)	$(43,843)	$272,606	$(402,480)	$(129,874)
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2021:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,301,210	6.0	$117,353
Pay fixed, matched interest rate swaps with counterparty	2,301,210	6.0	(117,445)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$5,890,489	0.6	18,217
Foreign exchange contracts-receive USD	$5,890,489	0.6	(18,217)
Total client derivatives	$16,383,398	2.1	$(92)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $281.4 million as of June 30, 2021 and $242.4 million as of December 31, 2020. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.2 million at June 30, 2021 and $0.3 million at December 31, 2020.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2021, the notional amount of the IRLCs was $88.8 million and the notional amount of forward commitments was $89.5 million. As of December 31, 2020, the notional amount of IRLCs was $114.2 million and the notional amount of forward commitments was $112.6 million. The fair value on these agreements was $1.8 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $13.6 million and $12.5 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.8 billion at June 30, 2021 and $3.4 billion at December 31, 2020. As of June 30, 2021, loan commitments with a fixed interest rate totaled $143.7 million while commitments with variable interest rates totaled $3.7 billion. At December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both June 30, 2021 and December 31, 2020 and have maturities ranging from less than one year to 30.0 years for June 30, 2021 and less than one year to 30.8 years for December 31, 2020.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,391,522	$2,701,203	$1,270,765	$3,007,509
Lease financing	10,000	68,229	0	72,987
Construction real estate	356,390	630,329	374,008	636,096
Commercial real estate-investor	172,320	3,318,836	139,754	3,244,540
Commercial real estate-owner	36,212	1,013,725	51,637	1,063,318
Residential real estate	37,246	932,112	28,895	1,003,086
Home equity	804,275	711,756	762,406	743,099
Installment	15,525	89,143	18,229	81,850
Credit card	215,169	46,177	207,365	48,485
Total	$3,038,659	$9,511,510	$2,853,059	$9,900,970

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $37.1 million and $36.1 million at June 30, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2021, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$85,395	$39,297	$90,401	$47,531
HTC	Equity	3,478	364	3,607	364
NMTC	Equity	4,251	0	1,165	0
Renewable energy	Equity	14,122	7,940	5,244	7,661
Total		$107,246	$47,601	$100,417	$55,556

The following tables summarize First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$2,423	$(2,154)	$2,024	$(1,887)
HTC	64	(80)	62	(82)
NMTC	52	(53)	44	(44)
Renewable energy	1,040	(1,047)	0	0
Total	$3,579	$(3,334)	$2,130	$(2,013)

	Six months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$4,460	$(4,338)	$4,104	$(3,831)
HTC	219	(159)	140	(163)
NMTC	105	(105)	88	(88)
Renewable energy	1,040	(1,047)	0	0
Total	$5,824	$(5,649)	$4,332	$(4,082)

(1) The amortization expense for the LIHTC investments is included in income tax expense. The amortization expense for the HTC, NMTC, and Renewable energy tax credits is included in other noninterest expense.
(2) All of the tax benefits recognized are included in Income tax expense. The tax benefit recognized for the HTC, NMTC, and Renewable energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation from time to time, and have a number of unresolved claims pending.

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. During the second quarter of 2021, First Financial determined that it was in its best interest to settle a lawsuit in the state of Indiana and have signed a settlement agreement that is being presented to the court for approval. As such, First Financial accrued legal settlement expenses of $3.8 million, which was recorded in Other noninterest expenses in the Consolidated statement of income.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2021. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2021 or December 31, 2020.

NOTE 12:  INCOME TAXES

For the second quarter 2021,income tax expense was $10.7 million, resulting in an effective tax rate of 17.4% compared with income tax expense of $8.0 million and an effective tax rate 17.6% for the comparable period in 2020. The decrease in the effective tax rate is primarily due to investment in various tax credits, which were partially offset by higher pre-tax income in the second quarter of 2021 as compared to the second quarter of 2020. For the first six months of 2021, income tax expense was $21.1 million, resulting in an effective tax rate of 17.7% compared with income tax expense of $13.9 million and an effective tax rate of 17.4% for the comparable period in 2020. The increase in the effective tax rate is primarily due to higher pre-tax income in the first six months of 2021 as compared to the first six months of 2020.

At both June 30, 2021 and December 31, 2020, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2021 and December 31, 2020, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2021 or the year ended December 31, 2020, and does not expect to make cash contributions to the plan through the remainder of 2021.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$2,311	$1,926	$4,661	$3,776
Interest cost	533	607	1,058	1,207
Expected return on assets	(2,538)	(2,464)	(5,088)	(4,939)
Amortization of prior service cost	(102)	(102)	(202)	(202)
Net actuarial loss	641	559	1,266	1,084
Net periodic benefit cost (income)	$845	$526	$1,695	$926

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

Trust and wealth management fees also includes brokerage revenue. Brokerage revenue represents fees from investment brokerage services provided to customers by a third party provider. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are paid the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, investment brokerage fees are presented net of related costs.

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2021 was $7.6 million, which was partially offset by $3.4 million of expenses with Noninterest income. Gross interchange income for the second quarter of 2020 was $5.6 million, which was partially offset by $2.8 million of expenses. Gross interchange income for the first six months of 2021 was $13.3 million, which was partially offset by $6.4 million of expenses within Noninterest income. Similarly, gross interchange income for the first six months of 2020 was $11.3 million, which was partially offset by $5.8 million of expenses.

Other. Other noninterest income includes recurring revenue streams such as transaction fees, safe deposit rental income, insurance commissions, merchant referral income and gain (loss) on sale of OREO. Transaction fees primarily include check printing sales commissions, collection fees and wire transfer fees which arise from in-branch transactions. Safe deposit rental income arises from fees charged to the customer on an annual basis and recognized upon receipt of payment. Insurance commissions are agent commissions earned by the Company and earned upon the effective date of the bound coverage. Merchant referral income is associated with a program whereby the Company receives a share of processing revenue that is generated from clients that were referred by First Financial to the service provider. Revenue is recognized at the time the transaction occurs.

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

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income available to common shareholders	$50,888	$37,393	$98,203	$66,021

Denominator
Weighted average shares outstanding for basic earnings per common share	96,123,645	97,220,748	96,496,720	97,478,719
Effect of dilutive securities
Employee stock awards	886,067	767,852	869,920	693,689
Adjusted weighted average shares for diluted earnings per common share	97,009,712	97,988,600	97,366,640	98,172,408

Earnings per share available to common shareholders
Basic	$0.53	$0.38	$1.02	$0.68
Diluted	$0.52	$0.38	$1.01	$0.67

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2021 and June 30, 2020.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2021
Financial assets
Cash and short-term investments	$245,528	$245,528	$245,528	$0	$0
Investment securities held-to-maturity	112,456	115,171	0	115,171	0
Other investments	129,432	129,432	1,110	118,914	9,408
Loans and leases	9,351,920	9,409,846	0	0	9,409,846
Accrued interest receivable	48,832	48,832	0	13,912	34,920

Financial liabilities
Deposits
Deposits	12,506,180	12,508,971	0	12,508,971	0
Short-term borrowings	472,791	472,791	472,791	0	0
Long-term debt	313,039	310,720	0	310,720	0
Accrued interest payable	4,521	4,521	3	4,518	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and short-term investments	$251,359	$251,359	$251,359	$0	$0
Investment securities held-to-maturity	131,687	136,698	0	136,698	0
Other investments	133,198	133,198	837	122,953	9,408
Loans and leases	9,725,291	9,743,497	0	0	9,743,497
Accrued interest receivable	50,903	50,903	0	13,221	37,682

Financial liabilities
Deposits	12,232,003	12,238,058	0	12,238,058	0
Short-term borrowings	166,594	166,594	166,594	0	0
Long-term debt	776,202	774,674	0	774,674	0
Accrued interest payable	6,240	6,240	14	6,226	0

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $27.5 million and $45.3 million at June 30, 2021 and December 31, 2020, respectively, with a valuation allowance of $10.4 million and $13.5 million at June 30, 2021 and December 31, 2020, respectively.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2021
Assets
Investment securities available-for-sale	$20,438	$3,896,371	$39,030	$3,955,839
Loans held for sale	0	31,546	0	31,546
Interest rate derivative contracts	0	125,505	0	125,505
Foreign exchange derivative contracts	0	112,537	0	112,537
Total	$20,438	$4,165,959	$39,030	$4,225,427

Liabilities
Interest rate derivative contracts	$0	$125,825	$0	$125,825
Foreign exchange derivative contracts	0	112,537	0	112,537
Total	$0	$238,362	$0	$238,362

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2020
Assets
Investment securities available-for-sale	$103	$3,383,902	$40,575	$3,424,580
Loans held for sale	0	41,103	0	41,103
Interest rate derivative contracts	0	185,032	0	185,032
Foreign exchange derivative contracts	0	87,615	0	87,615
Total	$103	$3,697,652	$40,575	$3,738,330

Liabilities
Interest rate derivative contracts	$0	$186,124	$0	$186,124
Foreign exchange derivative contracts	$0	$87,615	$0	$87,615
Total	$0	$273,739	$0	$273,739

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and June 30, 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Beginning balance	$39,678	$44,250	$40,575	$9,190
Accretion (amortization)	(8)	3	(17)	19
Increase (decrease) in fair value	10	(8)	22	(38)
Settlements	(650)	(2,668)	(1,550)	32,406
Ending balance	$39,030	$41,577	$39,030	$41,577

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair market value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$9,609
Commercial real estate	0	0	7,502

OREO	0	0	179

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Collateral dependent loans
Commercial	$0	$0	$25,367
Commercial real estate	0	0	6,432

OREO	0	0	54

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2021 and December 31, 2020 was $31.5 million and $41.1 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2021 and December 31, 2020 was $28.0 million and $35.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $3.5 million and $5.6 million as of June 30, 2021 and December 31, 2020, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $0.7 million for the three months ended June 30, 2021 and a $6.1 million gain for the three months ended June 30, 2020. Similarly, for the six months ended June 30, 2021, the change in fair value of the Company’s residential mortgage loans held for sale resulted in a $2.0 million loss and the six months ended June 30, 2020, resulted in a $5.1 million gain.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.0 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 139 full service banking centers as of June 30, 2021. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $3.2 billion in assets under management as of June 30, 2021 and provides a range of services which includes financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial aims to develop a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial’s market selection process includes a number of factors, but markets are primarily chosen for their potential for long-term profitability and growth.  First Financial intends to concentrate plans for future growth and capital investment within its current markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that compliment its existing business and diversify its product suite and revenue streams. First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

COVID-19 CONSIDERATIONS

The Company's operations and financial results for the majority of 2020 and the first half of 2021 were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health and safety of both its clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment, conditional to virus trends at any point in time. Sales associates, support teams and management largely worked remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third quarter of 2020. In addition, the Company has remained focused on enhancing remote, mobile and online processes to better support a bank anytime anywhere environment.

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

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. The Company's response to the PPP resulted in successes in providing customer relief, and as of June 30, 2021, the Company had outstanding PPP loans totaling $401.1 million in balances, net of $16.6 million of unearned fees.

Further, as of June 30, 2021, the Company had $181.7 million in loans that were still in a payment deferral to provide relief to borrowers adversely impacted by the pandemic, the majority of which are in the hotel industry. As stated in the CARES Act, and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

Second quarter 2021 net income was $50.9 million and earnings per diluted common share were $0.52. This compares with second quarter 2020 net income of $37.4 million and earnings per diluted common share of $0.38. For the six months ended June 30, 2021, net income was $98.2 million and earnings per diluted common share were $1.01. This compares with net income of $66.0 million and earnings per diluted common share of $0.67 for the first six months of 2020.
Return on average assets for the second quarter 2021 was 1.26% compared to 0.96% for the same period in 2020, and return on average shareholders’ equity for the second quarter 2021 was 9.02% compared to 6.88% for the second quarter 2020. Return on average assets for the six months ended June 30, 2021 was 1.23% compared to 0.88% for the same period in 2020, and return on average shareholders' equity was 8.73% and 6.04% for the first six months of 2021 and 2020, respectively
A discussion of First Financial's operating results for the three and six month periods ended June 30, 2021 follows.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$114,026	$111,576	$227,902	$225,858
Tax equivalent adjustment	1,619	1,664	3,271	3,288
Net interest income - tax equivalent	$115,645	$113,240	$231,173	$229,146

Average earning assets	$14,007,765	$13,258,612	$13,895,387	$12,817,155

Net interest margin (1)	3.27%	3.38%	3.31%	3.54%
Net interest margin (fully tax equivalent) (1)	3.31%	3.44%	3.35%	3.60%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the second quarter of 2021 was $114.0 million, an increase of $2.5 million, or 2.2%, from second quarter 2020 net interest income of $111.6 million.  This change was primarily driven by a $9.9 million, or 55.6%, decrease in interest expense, partially offset by a $7.4 million, or 5.8%, decrease in interest income.  Net interest income on a fully tax equivalent basis for the second quarter 2021 was $115.6 million compared to $113.2 million for the second quarter 2020. Net interest income on a fully tax equivalent based was $231.2 million for the six months ended June 30, 2021 compared to $229.1 million for the same period of the prior year.

Net interest margin on a fully tax equivalent basis for the second quarter of 2021 was 3.31%, a decrease of 13 bps compared to 3.44% for the same period in 2020 as interest rates declined and accretion on acquired loans continued to moderate. Net interest margin on a fully tax equivalent basis for the six months ended June 30, 2021 was 3.35%, a decrease of 25 bps compared to 3.60% for the same period of the prior year.

Interest income declined $7.4 million, or 5.8%, in the second quarter of 2021 when compared to the same quarter in 2020 as a 42 bp decrease in the yield on earning assets more than offset the impact of higher earning asset balances. The declining yield on earning assets resulted from a reduction in the fed funds target rate in response to the pandemic. Average earning assets increased to $14.0 billion in the second quarter 2021 from $13.3 billion in the same quarter of 2020 as the loan and investment securities portfolios increased, largely due to PPP activity and the Company's strategy to deploy excess balance sheet liquidity. For the six months ended June 30, 2021, Interest income dropped $24.3 million, or 9.1% to $244.5 million compared to $268.9 million for the same period of the prior year.

Interest expense decreased $9.9 million, or 55.6%, in the second quarter of 2021 when compared to the comparable quarter in 2020 due to lower rates paid on deposits and the Company's deliberate management of funding costs, including the repayment of borrowings. Lower interest rates led to a decline in the cost of interest-bearing deposits, which was 0.17% in the second quarter of 2021 compared to 0.56% for the same period in the prior year. Additionally, average deposits grew $1.0 billion, or 8.4% to $12.7 billion in the second quarter of 2021 when compared to the comparable quarter of 2020. This increase in deposits led to a strategic shift in overall funding mix, which included a $523.7 million, or 41.1%, decline in average borrowed funds compared to the same period in the prior year, further lowering interest costs. Interest expense for the six months ended June 30, 2021 was $16.6 million compared to $43.0 million for the same period of the prior year.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$4,130,207	2.37%	$3,164,243	2.97%	$3,957,559	2.45%	$3,139,983	3.02%
Interest-bearing deposits with other banks	45,593	0.22%	91,990	0.20%	46,249	0.23%	65,661	0.58%
Gross loans (1)	9,831,965	3.98%	10,002,379	4.25%	9,891,579	4.00%	9,611,511	4.65%
Total earning assets	14,007,765	3.49%	13,258,612	3.91%	13,895,387	3.55%	12,817,155	4.23%

Nonearning assets
Allowance for credit losses	(169,979)		(155,454)		(173,899)		(138,290)
Cash and due from banks	237,964		284,726		235,135		260,211
Accrued interest and other assets	2,139,719		2,322,320		2,172,916		2,178,237
Total assets	$16,215,469		$15,710,204		$16,129,539		$15,117,313

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,973,930	0.07%	$2,602,917	0.11%	$2,961,376	0.07%	$2,510,555	0.27%
Savings	4,096,077	0.11%	3,173,274	0.17%	3,956,471	0.12%	3,074,896	0.31%
Time	1,637,546	0.51%	2,619,038	1.49%	1,702,326	0.56%	2,407,559	1.68%
Total interest-bearing deposits	8,707,553	0.17%	8,395,229	0.56%	8,620,173	0.19%	7,993,010	0.71%
Borrowed funds
Short-term borrowings	235,324	0.09%	693,474	0.74%	243,469	0.10%	1,023,666	1.25%
Long-term debt	513,790	3.23%	579,345	3.29%	573,898	2.98%	480,627	3.58%
Total borrowed funds	749,114	2.25%	1,272,819	1.90%	817,367	2.12%	1,504,293	2.00%
Total interest-bearing liabilities	9,456,667	0.33%	9,668,048	0.74%	9,437,540	0.36%	9,497,303	0.91%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	4,003,626		3,335,866		3,922,288		2,989,553
Other liabilities	491,489		520,425		501,518		432,658
Shareholders' equity	2,263,687		2,185,865		2,268,193		2,197,799
Total liabilities and shareholders' equity	$16,215,469		$15,710,204		$16,129,539		$15,117,313

Net interest income	$114,026		$111,576		$227,902		$225,859

Net interest spread		3.16%		3.17%		3.19%		3.32%
Contribution of noninterest-bearing sources of funds		0.11%		0.21%		0.12%		0.22%
Net interest margin (2)		3.27%		3.38%		3.31%		3.54%

Tax equivalent adjustment		0.04%		0.06%		0.04%		0.06%
Net interest margin (fully tax equivalent) (2)		3.31%		3.44%		3.35%		3.60%
(1) Loans held for sale and nonaccrual loans are included in gross loans.
(2) The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2021			Changes for the six months ended June 30, 2021
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(4,723)	$5,705	$982	$(8,880)	$9,925	$1,045
Interest-bearing deposits with other banks	3	(25)	(22)	(114)	(22)	(136)
Gross loans (1)	(6,716)	(1,690)	(8,406)	(30,812)	5,562	(25,250)
Total earning assets	(11,436)	3,990	(7,446)	(39,806)	15,465	(24,341)
Interest-bearing liabilities
Total interest-bearing deposits	(8,190)	132	(8,058)	(20,674)	584	(20,090)
Borrowed funds
Short-term borrowings	(1,118)	(103)	(1,221)	(5,856)	(385)	(6,241)
Long-term debt	(89)	(528)	(617)	(1,431)	1,377	(54)
Total borrowed funds	(1,207)	(631)	(1,838)	(7,287)	992	(6,295)
Total interest-bearing liabilities	(9,397)	(499)	(9,896)	(27,961)	1,576	(26,385)
Net interest income	$(2,039)	$4,489	$2,450	$(11,845)	$13,889	$2,044
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Second quarter 2021 Noninterest income was $43.0 million, increasing $0.3 million, or 0.6%, compared to $42.7 million for the second quarter of 2020. This increase was driven primarily by record Foreign exchange and Wealth management income during the second quarter of 2021, in addition to increases in Bankcard income and Service charges on deposits, although these increases were largely offset by a decline in Gains on the sale of loans and Client derivative fees. Foreign exchange income increased $5.5 million, or 83.0%, from the comparable period in 2020 due to increased customer demand for currency transactions in the second quarter of 2021. Additionally, Service charges on deposit accounts increased $1.5 million, or 25.6%, while Bankcard income grew $0.9 million, or 31.2% in the second quarter of 2021 as customer transactional activity rebounded after being suppressed in 2020 due to the pandemic. Wealth management fees increased $1.0 million, or 18.3% compared to the same quarter in the prior year, to $6.2 million for the quarter due to increases in both trust and brokerage fees. Net gains from sales of loans decreased $8.2 million, or 49.1%, to $8.5 million at June 30, 20201 as originations moderated slightly from historic levels in the second quarter of 2020 and premiums declined in the second quarter of 2021. Demand for back to back swaps slowed in the second quarter of 2021 as loan growth moderated, resulting in a $1.2 million, or 39.8%, decrease in Client derivative fees compared to the same quarter in 2020.

Noninterest income for the six months ended June 30, 2021 was $83.3 million, increasing $5.2 million, or 6.7%, compared to $78.1 million for the same period of 2020. Similar to the quarterly results, Foreign exchange income increased $6.3 million, or 37.8%, to $22.8 million in 2021 due to increased customer demand for currency transactions and Bankcard income increased $1.3 million, or 23.8%, to $6.9 million as customer activity rebounded after being suppressed in 2020. Client derivative fees decreased $2.7 million, or 45.0%, to $3.4 million and Gains from sales of loans decreased $1.6 million, or 8.0%, to $17.9 million both of which were the result of lower loan volume in 2021 when compared to 2020.

NONINTEREST EXPENSE

Second quarter 2021 noninterest expense was $99.6 million, increasing $11.0 million, or 12.4%, compared to $88.7 million for the second quarter of 2020 primarily due to higher Salary and benefit expenses, Data processing costs and Other noninterest expenses. Salaries and employee benefits of $60.8 million increased $4.9 million, or 8.7% from 2020, primarily driven by higher incentive compensation tied to increased fee income and annual compensation adjustments. Data processing expenses increased $0.8 million, or 12.0%, to $7.9 million in the second quarter of 2021 as the Company continued to make strategic investments to enhance its digital capabilities. Other noninterest expenses increased $5.6 million, or 84.3%, in the second quarter of 2021 from the comparable quarter in 2020 largely due to $3.8 million of legal settlement costs and higher branch consolidation expenses, partially offset by lower COVID-19 related expenses in 2021. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of legal settlement costs.

Noninterest expense for the six months ended June 30, 2021 was $192.1 million, increasing $13.8, or 7.7%, compared to $178.4 million for the same period of 2020. Similar to the second quarter, salaries and employee benefits increased $11.3 million, or 10.2%, to $122.0 million due to higher incentive compensation tied to increased fee income and annual compensation adjustments. Other noninterest expenses increased $3.0 million, or 20.3%, to $17.9 million due to legal settlement costs in the second quarter of 2021, while Data processing costs increased $1.7 million, or 13.0%, to $15.2 million due to the investments in digital technology. These increases were partially offset by a $1.0 million, or 22.3%, decrease in Professional services due to a reimbursement of previously expensed legal fees received in the first quarter of 2021 and elevated IT consulting costs in the first quarter of 2020 driven by the pandemic.

INCOME TAXES

Second quarter 2021 Income tax expense was $10.7 million, resulting in an effective tax rate of 17.4%. This compared to an Income tax expense of $8.0 million and an effective tax rate of 17.6% for the second quarter of 2020. The decrease in the effective tax rate in 2021 is primarily due to the impact from tax credit investments, which offset the impact from higher pre-tax income in the period.

For the six months ended June 30, 2021, Income tax expense was $21.1 million, resulting in an effective tax rate of 17.7% compared with Income tax expense of $13.9 million and a resulting effective tax rate of 17.4% for the same period of 2020. The higher year-to-date tax rate in 2021 was due to the Company recording the tax benefit of the carryback of certain net operating losses as allowed under the CARES Act in the first quarter of 2020.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, totaled $9.5 billion as of June 30, 2021 and $9.9 billion as of December 31, 2020, a decrease of $389.5 million, or 3.9%. Fueled largely by repayment of PPP balances, C&I loans decreased $306.3 million, or 10.2%, to $2.7 billion, while Residential real estate loans declined by $71.0 million, or 7.1%, to $932.1 million and Home equity decreased $31.3 million, or 4.2%, to $711.8 million. These declines were partially offset by higher Commercial real estate loan balances, which increased $24.7 million, or 0.6%, to $4.3 billion as of June 30, 2021.

Second quarter 2021 average loans, excluding Loans held for sale, decreased $162.2 million, or 1.6%, from the second quarter of 2020 primarily due to PPP repayment activity.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had commitments outstanding to extend credit, totaling $3.8 billion and $3.4 billion at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, loan commitments with a fixed interest rate totaled $143.7 million while commitments with variable interest rates totaled $3.7 billion. Comparatively, as of December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% for both June 30, 2021 and December 31, 2020 and maturities ranging from less than 1 year to 30.0 years at June 30, 2021 and less than 1 year to 30.8 years at December 31, 2020.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $37.1 million and $36.1 million at June 30, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $281.4 million and $242.4 million at June 30, 2021 and December 31, 2020, respectively.

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

Nonperforming assets were $98.8 million, or 0.62% of total assets, at June 30, 2021 compared to $89.1 million, or 0.56% of total assets, at December 31, 2020, an increase of $9.6 million, or 10.8%. This increase was driven by the downgrade of three large relationships to nonaccrual during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $33.6 million at June 30, 2021, which represents an increase of $11.8 million, or 53.8%, from $21.8 million at December 31, 2020. This increase was driven primarily by one of the relationships downgraded to nonaccrual during the period.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $182.5 million as of June 30, 2021 compared to $142.0 million at December 31, 2020. Classified assets were 1.14% of total assets at June 30, 2021, compared to 0.89% as of December 31, 2020. The $40.5 million, or 28.5%, increase in classified assets compared to year-end was primarily driven by COVID related credit rating downgrades during the first quarter of 2021.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios at June 30, 2021 and the previous four quarters.

	2021		2020
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$27,426	$24,941	$29,230	$34,686	$33,906
Lease financing	16	0	0	1,092	1,353
Construction real estate	0	0	0	0	0
Commercial real estate	45,957	44,514	34,682	24,521	14,002
Residential real estate	9,480	11,359	11,601	12,104	12,813
Home equity	3,376	4,286	5,076	5,374	5,604
Installment	115	146	163	153	201
Nonaccrual loans	86,370	85,246	80,752	77,930	67,879
Accruing troubled debt restructurings	12,070	11,608	7,099	7,759	8,377
Total nonperforming loans	98,440	96,854	87,851	85,689	76,256
Other real estate owned	340	854	1,287	1,643	1,872
Total nonperforming assets	98,780	97,708	89,138	87,332	78,128
Accruing loans past due 90 days or more	155	92	169	79	124
Total underperforming assets	$98,935	$97,800	$89,307	$87,411	$78,252
Total classified assets	$182,516	$196,782	$142,021	$134,002	$125,543

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	184.77%	199.33%	217.55%	216.28%	233.74%
Nonperforming loans	162.12%	175.44%	199.97%	196.69%	208.06%
Total ending loans	1.68%	1.71%	1.77%	1.65%	1.56%
Nonperforming loans to total loans	1.03%	0.97%	0.89%	0.84%	0.75%
Nonperforming assets to
Ending loans, plus OREO	1.04%	0.98%	0.90%	0.86%	0.77%
Total assets	0.62%	0.60%	0.56%	0.55%	0.49%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.91%	0.87%	0.83%	0.78%	0.68%
Total assets	0.54%	0.53%	0.51%	0.50%	0.44%
Classified assets to total assets	1.14%	1.22%	0.89%	0.84%	0.79%
(1) Nonaccrual loans include nonaccrual TDRs of $21.5 million, $20.9 million, $14.7 million, $29.3 million and $32.7 million as of June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $4.2 billion, or 26.2% of total assets, at June 30, 2021 and $3.7 billion, or 23.1% of total assets, at December 31, 2020.  AFS securities totaled $4.0 billion at June 30, 2021 and $3.4 billion at December 31, 2020, while HTM securities totaled $112.5 million at June 30, 2021 and $131.7 million at December 31, 2020. The increase in the investment securities portfolio was a result of the Company deploying excess balance sheet liquidity resulting from an increase in deposits during the period. The effective duration of the investment portfolio increased to 3.6 years at June 30, 2021 from 3.2 years as of December 31, 2020, primarily due to an increase in the size of the portfolio and an increase in interest rates during the period.

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

At June 30, 2021, the Company's Consolidated Financial Statements reflected a $54.8 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.3 million unrealized gain on equity securities within other noninterest income. Comparatively, the Company's Consolidated Financial Statements reflected a $73.6 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $9.0 million unrealized gain on equity securities within other noninterest income as of December 31, 2020. The decline in unrealized gains was driven by a significant rise in interest rates.
First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $12.5 billion as of June 30, 2021 and $12.2 billion as of December 31, 2020. This change was driven by a $412.5 million, or 11.2%, increase in savings deposits and a $138.0 million, or 3.7%, increase in noninterest bearing demand deposits, which were partially offset by a $324.6 million, or 17.3%, decrease in time deposits. The increase in total deposits was attributed to increased consumer savings rates resulting from customers retaining stimulus payments, PPP loan proceeds and tax refunds.

Average deposits for the second quarter 2021 increased $1.0 billion, or 8.4%, to $12.7 billion from $11.7 billion for the comparable quarter of 2020. This increase was driven by a $922.8 million, or 29.1%, increase in average savings deposits; a $667.8 million, or 20.0%, increase in average noninterest-bearing deposits; and a $371.0 million, or 14.3%, increase in average interest-bearing demand deposits, partially offset by a $981.5 million, or 37.5%, decrease in average time deposits.
Borrowed funds were $785.8 million as of June 30, 2021 compared to $942.8 million as of December 31, 2020. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources to meet liquidity needs.

First Financial had Short term borrowings of $472.8 million and $166.6 million as of June 30, 2021 and December 31, 2020, respectively. This increase was driven by $217.0 million of short-term borrowings with the FHLB at June 30, 2021, while there were none as of December 31, 2020. The Company utilized these short-term FHLB borrowings as longer term PPPLF funding was repaid. Short-term advances from Fed funds purchased and Repurchase agreements were $255.8 million and $166.6 million at June 30, 2021 and December 31, 2020, respectively, with changes driven by customer deposit activity under the repurchase agreements.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $313.0 million and $776.2 million at June 30, 2021 and December 31, 2020, respectively. Outstanding subordinated debt totaled $310.4 million as of June 30, 2021 and $318.6 million as of December 31, 2020. The decline in subordinated debt resulted from the Company redeeming $8.4 million of 6.00% fixed rate private placement subordinated debt that had been acquired in conjunction with the MSFG merger in 2018.

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

The Company had no FRB advances from the PPPLF included in long-term borrowings as of June 30, 2021, compared to $435.0 million at December 31, 2020, as the Company paid off these borrowings in conjunction with PPP loan repayments. The PPPLF was established by the Federal Reserve to supply a source of liquidity and term financing to financial institutions participating in the PPP. These borrowings carried a 0.35% interest rate and were secured by the Company's PPP loans.

First Financial had no FHLB long-term advances at June 30, 2021 as the Company implemented alternative funding strategies to manage liquidity and interest rate risk. FHLB long-term advances were $20.0 million as of December 31, 2020. First
Financial's total remaining borrowing capacity from the FHLB was $1.5 billion as of June 30, 2021.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2021 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2021.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $4.0 billion and $3.4 billion at June 30, 2021 and December 31, 2020, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2021 and December 31, 2020, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At June 30, 2021, these balances totaled $245.5 million, and First Financial had unused and available overnight wholesale funding sources of $4.5 billion, or 28.0% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $40.0 million for the second quarter of 2021 and $75.0 million for the first six months of 2021.  As of June 30, 2021, the Bank had retained earnings of $729.1 million, of which $148.1 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $133.2 million in cash at the parent company as of June 30, 2021.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $2.4 million and $4.0 million for the second quarters of 2021 and 2020, respectively. Capital expenditures were $5.2 million and $9.8 million for the first six months of 2021 and 2020, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Basel III includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0% and includes a fully phased-in capital conservation buffer of 2.5% of risk-weighted assets. Further, the minimum ratio of Tier 1 capital to risk-weighted assets is 8.5% and all banks are subject to a 4.0% minimum leverage ratio, while the minimum required Total risk-based capital ratio is 10.5%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital was 12.16% at June 30, 2021 and 12.20% at December 31, 2020, while the total capital ratio decreased to 15.31% from 15.55%. The leverage ratio decreased to 9.14% at June 30, 2021 compared to 9.55% as of December 31, 2020, while the Company’s tangible common equity ratio decreased to 8.37% at June 30, 2021 from 8.47% at December 31, 2020. The decline in the leverage ratio in the second quarter of 2021 was driven by the paydown of PPPLF funding in the period.

As of June 30, 2021, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $544.5 million on a consolidated basis at June 30, 2021.

The following tables present the actual and required capital amounts and ratios as of June 30, 2021 and December 31, 2020 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2021
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,333,209	11.78%	$792,301	7.00%	N/A	N/A
First Financial Bank	1,488,064	13.16%	791,278	7.00%	$734,758	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,376,333	12.16%	962,080	8.50%	N/A	N/A
First Financial Bank	1,488,168	13.17%	960,837	8.50%	904,318	8.00%

Total capital to risk-weighted assets
Consolidated	1,732,930	15.31%	1,188,452	10.50%	N/A	N/A
First Financial Bank	1,584,842	14.02%	1,186,917	10.50%	1,130,397	10.00%

Leverage ratio
Consolidated	1,376,333	9.14%	602,356	4.00%	N/A	N/A
First Financial Bank	1,488,168	9.89%	601,759	4.00%	752,199	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,325,922	11.82%	$785,338	7.00%	N/A	N/A
First Financial Bank	1,452,403	12.95%	784,807	7.00%	$728,749	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,368,818	12.20%	953,625	8.50%	N/A	N/A
First Financial Bank	1,452,507	12.96%	952,980	8.50%	896,922	8.00%

Total capital to risk-weighted assets
Consolidated	1,744,802	15.55%	1,178,007	10.50%	N/A	N/A
First Financial Bank	1,560,457	13.92%	1,177,211	10.50%	1,121,153	10.00%

Leverage ratio
Consolidated	1,368,818	9.55%	573,526	4.00%	N/A	N/A
First Financial Bank	1,452,507	10.14%	573,094	4.00%	716,367	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on June 15, 2021 to shareholders of record as of June 1, 2021. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on September 15, 2021 to shareholders of record as of September 1, 2021.

Share repurchases. Effective January 2021, First Financial's board of directors approved a stock repurchase plan, replacing the plan approved that expired on December 31, 2021. The 2021 plan continues for two years and authorizes the purchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 1,308,945 shares at an average price of $25.11 for the second quarter of 2021 and 2,149,060 shares at an average market price of $23.66 under this plan during the six month period ending June 30, 2021. At June 30, 2021, 2,850,940 common shares remained available for repurchase under the 2021 plan.

Shareholders' equity. Total shareholders’ equity was $2.3 billion at both June 30, 2021 and December 31, 2020.

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

The ACL on loans and leases was $159.6 million as of June 30, 2021 and $175.7 million as of December 31, 2020. As a percentage of period-end loans, the ACL was 1.68% as of June 30, 2021 and 1.77% as of December 31, 2020. Excluding PPP loan balances, the ACL was 1.75% and 1.89% of loans as of June 30, 2021 and December 31, 2020, respectively. The decline in ACL was primarily driven by improvements in economic forecasts, particularly related to the impact of the pandemic, and the Company's improved credit outlook.

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

The ACL as a percentage of nonaccrual loans was 184.8% at June 30, 2021 and 217.6% at December 31, 2020. The ACL as a percentage of nonperforming loans, including accruing TDRs, fell to 162.1% as of June 30, 2021 from 200.0% as of December 31, 2020. These decreases were primarily driven by the decline in the ACL during the period.

The Company recorded net charge-offs of $5.6 million, or 0.23% of average loans and leases on an annualized basis, in the second quarter 2021, compared to net charge-offs of $3.1 million, or 0.12% of average loans and leases on an annualized basis, for the same quarter of 2020. This increase was driven by the charge-off of a single relationship during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the second quarter of 2021, the Company recorded $4.8 million of provision recapture on loans and leases compared to provision expense of $17.9 million during the second quarter in 2020. The decline in provision expense during the second quarter of 2021 was driven by the Company's improved credit outlook and economic forecasts. For the six months ended June 30, 2021, the Company recorded a provision recapture on loans and leases of $1.3 million compared to a provision expense of $41.7 million for the same period of 2020.

The ACL on unfunded commitments was $13.6 million as of June 30, 2021 and $12.5 million as of December 31, 2020. Additionally, First Financial recorded $0.5 million of provision for credit losses on unfunded commitments for the three months ended June 30, 2021, compared to $2.4 million in the same period 2020. For the six months ended June 30, 2021, the Company recorded a provision for credit losses on unfunded commitments of $1.1 million compared to $3.9 million for the same period of 2020.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Six months ended
	2021		2020			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2021	2020
Allowance for credit loss activity
Balance at beginning of period	$169,923	$175,679	$168,544	$158,661	$143,885	$175,679	$57,650
Impact of adopting ASC 326	0	0	0	0	0	0	61,505
Provision for loan losses	(4,756)	3,450	13,758	15,299	17,859	(1,306)	41,739
Gross charge-offs
Commercial and industrial	3,729	7,910	1,505	1,467	1,282	11,639	2,373
Lease financing	0	0	0	852	0	0	0
Construction real estate	0	2	0	0	0	2	0
Commercial real estate	2,041	1,250	6,270	3,789	2,037	3,291	2,041
Residential real estate	46	1	203	22	148	47	263
Home equity	240	611	386	460	428	851	695
Installment	77	36	21	59	7	113	68
Credit card	179	222	169	171	234	401	545
Total gross charge-offs	6,312	10,032	8,554	6,820	4,136	16,344	5,985
Recoveries
Commercial and industrial	205	337	367	265	275	542	2,275
Lease financing	0	0	(6)	6	0	0	0
Construction real estate	3	0	3	0	14	3	14
Commercial real estate	75	195	844	760	424	270	658
Residential real estate	54	44	145	91	93	98	145
Home equity	317	177	428	209	156	494	495
Installment	37	34	65	35	27	71	58
Credit card	44	39	85	38	64	83	107
Total recoveries	735	826	1,931	1,404	1,053	1,561	3,752
Total net charge-offs	5,577	9,206	6,623	5,416	3,083	14,783	2,233
Ending allowance for credit losses	$159,590	$169,923	$175,679	$168,544	$158,661	$159,590	$158,661

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.48%	1.01%	0.14%	0.14%	0.13%	0.75%	0.01%
Lease financing	0.00%	0.00%	0.03%	4.29%	0.00%	0.00%	0.00%
Construction real estate	0.00%	0.00%	0.00%	0.00%	(0.01)%	0.00%	(0.01)%
Commercial real estate	0.18%	0.10%	0.50%	0.28%	0.15%	0.14%	0.06%
Residential real estate	0.00%	(0.02)%	0.02%	(0.03)%	0.02%	(0.01)%	0.02%
Home equity	(0.04)%	0.24%	(0.02)%	0.13%	0.14%	0.10%	0.05%
Installment	0.19%	0.01%	(0.21)%	0.12%	(0.10)%	0.10%	0.03%
Credit card	1.12%	1.59%	0.69%	1.16%	1.54%	1.35%	1.86%
Total net charge-offs	0.23%	0.38%	0.26%	0.21%	0.12%	0.30%	0.05%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of June 30, 2021. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2021, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(3.81)%	7.79%	14.97%
NII-Year 2	(6.51)%	11.28%	21.15%
EVE	(10.33)%	7.14%	12.61%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of June 30, 2021. The projected results for NII and EVE reflected an asset sensitive position, due to significant growth in low cost transactional deposits which have replaced wholesale borrowings in the Company's funding mix. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2021 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	9.19%	6.39%	16.33%	13.62%
NII-Year 2	12.73%	9.83%	22.55%	19.75%

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

The bank has continued to update liquidity risk management processes, such as refining the contingency funding plan, proactively meeting frequently, securing additional contingent borrowing capacity, and developing additional ad-hoc liquidity reporting to monitor funding inflows and outflows. Management is closely monitoring the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment during this period of heightened uncertainty and profound fiscal and monetary stimulus. For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2020 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the six months ended June 30, 2021.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2021 and 2020, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting
There were no changes in First Financial's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. On December 22, 2020, the Board announced that it authorized a new repurchase plan that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, and will expire December 31, 2022. The Company purchased 1,308,945 shares at an average price of $25.11 under the Stock Repurchase Plan in the second quarter of 2021.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		First Vice President and Controller
(Principal Accounting Officer)

Date	8/5/2021	Date	8/5/2021