Form 10-Q
period 2021-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2021-11-04
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2021

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 93,749,905 shares outstanding at November 3, 2021.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$209,748	$231,054
Interest-bearing deposits with other banks	29,799	20,305
Investment securities available-for-sale, at fair value (amortized cost $4,065,301 at September 30, 2021 and $3,330,029 at December 31, 2020)	4,114,094	3,424,580
Investment securities held-to-maturity (fair value $105,679 at September 30, 2021 and $136,698 at December 31, 2020)	103,886	131,687
Other investments	97,831	133,198
Loans held for sale, at fair value	33,835	41,103
Loans and leases
Commercial & industrial	2,602,848	3,007,509
Lease financing	67,855	72,987
Construction real estate	477,004	636,096
Commercial real estate	4,438,374	4,307,858
Residential real estate	922,492	1,003,086
Home equity	709,050	743,099
Installment	96,077	81,850
Credit card	47,231	48,485
Total loans and leases	9,360,931	9,900,970
Less: Allowance for credit losses	(148,903)	(175,679)
Net loans and leases	9,212,028	9,725,291
Premises and equipment	192,580	207,211
Goodwill	937,771	937,771
Other intangibles	56,811	64,552
Accrued interest and other assets	968,210	1,056,382
Total assets	$15,956,593	$15,973,134

Liabilities
Deposits
Interest-bearing demand	$2,916,860	$2,914,787
Savings	4,223,905	3,680,774
Time	1,517,419	1,872,733
Total interest-bearing deposits	8,658,184	8,468,294
Noninterest-bearing	4,019,197	3,763,709
Total deposits	12,677,381	12,232,003
Federal funds purchased and securities sold under agreements to repurchase	81,850	166,594
FHLB short-term borrowings	107,000	0
Total short-term borrowings	188,850	166,594
Long-term debt	313,230	776,202
Total borrowed funds	502,080	942,796
Accrued interest and other liabilities	540,962	516,265
Total liabilities	13,720,423	13,691,064

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both September 30, 2021 and December 31, 2020	1,637,065	1,638,947
Retained earnings	812,082	720,429
Accumulated other comprehensive income (loss)	14,230	48,664
Treasury stock, at cost, 10,538,997 shares at September 30, 2021 and 6,259,865 shares at December 31, 2020	(227,207)	(125,970)
Total shareholders' equity	2,236,170	2,282,070
Total liabilities and shareholders' equity	$15,956,593	$15,973,134
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans and leases, including fees	$96,428	$103,249	$292,853	$324,924
Investment securities
Taxable	20,088	17,906	58,219	55,387
Tax-exempt	4,282	4,884	14,196	14,403
Total interest on investment securities	24,370	22,790	72,415	69,790
Other earning assets	23	31	76	220
Total interest income	120,821	126,070	365,344	394,934
Interest expense
Deposits	3,320	7,886	11,346	36,002
Short-term borrowings	68	51	188	6,412
Long-term borrowings	4,023	5,953	12,498	14,482
Total interest expense	7,411	13,890	24,032	56,896
Net interest income	113,410	112,180	341,312	338,038
Provision for credit losses - loans and leases	(8,193)	15,299	(9,499)	57,038
Provision for credit losses - unfunded commitments	(1,951)	(1,925)	(896)	2,013
Net interest income after provision for credit losses	123,554	98,806	351,707	278,987
Noninterest income
Service charges on deposit accounts	8,548	7,356	23,231	21,792
Trust and wealth management fees	5,896	4,940	17,742	15,891
Bankcard income	3,838	3,124	10,698	8,666
Client derivative fees	2,273	2,203	5,624	8,292
Foreign exchange income	9,191	10,530	31,985	27,072
Net gain from sales of loans	8,586	18,594	26,529	38,087
Net gain (loss) on sales/transfers of investment securities	(314)	2	(745)	(55)
Net gain (loss) on equity securities	108	18	381	70
Other	4,411	2,732	10,401	7,793
Total noninterest income	42,537	49,499	125,846	127,608
Noninterest expenses
Salaries and employee benefits	61,717	63,769	183,754	174,516
Net occupancy	5,571	5,625	16,810	17,107
Furniture and equipment	3,318	3,638	10,658	11,372
Data processing	7,951	6,837	23,102	20,245
Marketing	2,435	1,856	5,831	4,415
Communication	669	855	2,253	2,652
Professional services	2,199	2,443	5,678	6,923
State intangible tax	1,202	1,514	3,605	4,544
FDIC assessments	1,466	1,350	4,177	4,045
Intangible assets amortization	2,479	2,779	7,438	8,362
Other	10,051	6,845	27,901	21,685
Total noninterest expenses	99,058	97,511	291,207	275,866
Income before income taxes	67,033	50,794	186,346	130,729
Income tax expense	7,021	9,317	28,131	23,231
Net income	$60,012	$41,477	$158,215	$107,498
Net earnings per common share - basic	$0.64	$0.43	$1.65	$1.10
Net earnings per common share - diluted	$0.63	$0.42	$1.64	$1.10
Average common shares outstanding - basic	94,289,097	97,247,080	95,752,759	97,400,942
Average common shares outstanding - diluted	95,143,930	98,008,733	96,617,600	98,117,463
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$60,012	$41,477	$158,215	$107,498
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(16,943)	5,434	(35,693)	27,861
Change in retirement obligation	438	401	1,259	1,082
Other comprehensive income (loss)	(16,505)	5,835	(34,434)	28,943
Comprehensive income	$43,507	$47,312	$123,781	$136,441

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Third Quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2020	104,281,794	$1,635,070	$675,532	$36,431	(6,262,936)	$(126,014)	$2,221,019
Net income			41,477				41,477
Other comprehensive income (loss)				5,835			5,835
Cash dividends declared:
Common stock at $0.23 per share			(22,525)				(22,525)
Restricted stock awards, net of forfeitures		403			(19,095)	(410)	(7)
Share-based compensation expense		2,016					2,016
Balance at September 30, 2020	104,281,794	$1,637,489	$694,484	$42,266	(6,282,031)	$(126,424)	$2,247,815
Balance at July 1, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507
Net income			60,012				60,012
Other comprehensive income (loss)				(16,505)			(16,505)
Cash dividends declared:
Common stock at $0.23 per share			(21,787)				(21,787)
Purchase of common stock					(2,484,295)	(57,231)	(57,231)
Restricted stock awards, net of forfeitures		(638)			27,583	579	(59)
Share-based compensation expense		2,233					2,233
Balance at September 30, 2021	104,281,794	$1,637,065	$812,082	$14,230	(10,538,997)	$(227,207)	$2,236,170

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2020	104,281,794	$1,640,771	$711,249	$13,323	(5,790,796)	$(117,638)	$2,247,705
Impact of cumulative effect of adoption of new accounting principles			(56,882)				(56,882)
Net income			107,498				107,498
Other comprehensive income (loss)				28,943			28,943
Cash dividends declared:
Common stock at $0.69 per share			(67,381)				(67,381)
Purchase of common stock					(880,000)	(16,686)	(16,686)
Exercise of stock options, net of shares purchased		(140)			10,405	212	72
Restricted stock awards, net of forfeitures		(8,891)			378,360	7,688	(1,203)
Share-based compensation expense		5,749					5,749
Balance at September 30, 2020	104,281,794	$1,637,489	$694,484	$42,266	(6,282,031)	$(126,424)	$2,247,815
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			158,215				158,215
Other comprehensive income (loss)				(34,434)			(34,434)
Cash dividends declared:
Common stock at $0.69 per share			(66,562)				(66,562)
Purchase of common stock					(4,633,355)	(108,077)	(108,077)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(9,414)			350,755	6,770	(2,644)
Share-based compensation expense		7,568					7,568
Balance at September 30, 2021	104,281,794	$1,637,065	$812,082	$14,230	(10,538,997)	$(227,207)	$2,236,170

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating activities
Net income	$158,215	$107,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(10,395)	59,051
Depreciation and amortization	24,307	24,955
Stock-based compensation expense	7,568	5,749
Pension expense (income)	2,530	1,705
Net amortization (accretion) on investment securities	23,828	13,570
Net (gain) loss on sales of investment securities	745	55
Net (gain) loss from equity securities	(381)	(70)
Originations of loans held for sale	(618,904)	(691,716)
Net gains from sales of loans held for sale	(26,529)	(38,087)
Proceeds from sales of loans held for sale	644,405	674,475
Deferred income taxes	7,238	(9,744)
Amortization of operating leases	5,532	5,973
Payments for operating leases	(5,203)	(5,801)
Decrease (increase) cash surrender value of life insurance	(381)	(985)
Decrease (increase) in interest receivable	4,833	(13,262)
(Decrease) increase in interest payable	(1,432)	(4,559)
Decrease (increase) in other assets	93,701	(349,951)
(Decrease) increase in other liabilities	(25,633)	177,275
Net cash provided by (used in) operating activities	284,044	(43,869)

Investing activities
Proceeds from sales of securities available-for-sale	361,736	42,628
Proceeds from calls, paydowns and maturities of securities available-for-sale	850,248	658,521
Purchases of securities available-for-sale	(1,923,277)	(787,048)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	29,036	25,005
Purchases of securities held-to-maturity	(1,000)	0
Purchases of other investment securities	(6,655)	(18,659)
Proceeds from calls, paydowns and maturities of other securities	42,403	0
Net decrease (increase) in interest-bearing deposits with other banks	(9,494)	18,142
Net decrease (increase) in loans and leases	530,960	(1,007,585)
Proceeds from disposal of other real estate owned	1,036	1,487
Purchases of premises and equipment	(10,603)	(13,404)
Net cash provided by (used in) investing activities	(135,610)	(1,080,913)

Financing activities
Net (decrease) increase in total deposits	445,378	1,357,201
Net (decrease) increase in short-term borrowings	22,256	(1,068,523)
Payments on long-term debt	(463,382)	(105,201)
Proceeds from long-term borrowings	0	881,673
Proceeds from issuance of long-term borrowings	0	150,000
Cash dividends paid on common stock	(65,949)	(67,317)
Treasury stock purchase	(108,077)	(16,686)
Proceeds from exercise of stock options	34	72
Net cash provided by (used in) financing activities	(169,740)	1,131,219

Cash and due from banks
Change in cash and due from banks	(21,306)	6,437
Cash and due from banks at beginning of period	231,054	200,691
Cash and due from banks at end of period	$209,748	$207,128

Supplemental disclosures
Interest paid	$25,465	$61,456
Income taxes paid, net of refunds	$16,448	$26,626
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

COVID-19. In the majority of 2020 and the first nine months of 2021, First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption from the pandemic may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.
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

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2021, there were sales of $100.6 million of AFS securities with gross realized gains of $2.8 million and gross realized losses of $3.1 million. For the nine months ended September 30, 2021, there were sales of $372.3 million of AFS securities with $6.3 million of gross realized gains and $7.0 million of gross realized losses. For the three months ended September 30, 2020, there were sales of $1.3 million of AFS securities with insignificant gross realized gains and gross realized losses. For the nine months ended September 30, 2020, there were $42.6 million sales of AFS securities with $0.1 million gross realized gains and $0.2 million gross realized losses.

The following is a summary of HTM and AFS investment securities as of September 30, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$20,223	$107	$0	$20,330
Securities of U.S. government agencies and corporations	0	0	0	0	78,653	455	(75)	79,033
Mortgage-backed securities - residential	0	0	0	0	711,442	8,743	(6,300)	713,885
Mortgage-backed securities - commercial	50,456	1,337	0	51,793	702,387	6,762	(1,236)	707,913
Collateralized mortgage obligations	13,030	66	(274)	12,822	730,190	11,300	(3,167)	738,323
Obligations of state and other political subdivisions	9,150	932	0	10,082	1,045,192	36,213	(8,879)	1,072,526
Asset-backed securities	0	0	0	0	666,213	3,501	(808)	668,906
Other securities	31,250	110	(378)	30,982	111,001	2,339	(162)	113,178
Total	$103,886	$2,445	$(652)	$105,679	$4,065,301	$69,420	$(20,627)	$4,114,094

The following is a summary of HTM and AFS investment securities as of December 31, 2020:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$4	$0	$103
Securities of U.S. government agencies and corporations	0	0	0	0	60	0	0	60
Mortgage-backed securities - residential	13,990	197	0	14,187	704,482	15,938	(237)	720,183
Mortgage-backed securities - commercial	71,737	3,485	0	75,222	584,125	10,395	(3,584)	590,936
Collateralized mortgage obligations	5,799	79	0	5,878	634,418	21,148	(445)	655,121
Obligations of state and other political subdivisions	9,911	1,239	0	11,150	856,054	46,755	(291)	902,518
Asset-backed securities	0	0	0	0	478,539	4,158	(826)	481,871
Other securities	30,250	11	0	30,261	72,252	1,544	(8)	73,788
Total	$131,687	$5,011	$0	$136,698	$3,330,029	$99,942	$(5,391)	$3,424,580

The following table provides a summary of investment securities by contractual maturity as of September 30, 2021, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$26,751	$26,938
Due after one year through five years	635	696	53,516	55,332
Due after five years through ten years	36,603	37,162	333,192	343,266
Due after ten years	3,162	3,206	841,610	859,531
Mortgage-backed securities - residential	0	0	711,442	713,885
Mortgage-backed securities - commercial	50,456	51,793	702,387	707,913
Collateralized mortgage obligations	13,030	12,822	730,190	738,323
Asset-backed securities	0	0	666,213	668,906
Total	$103,886	$105,679	$4,065,301	$4,114,094

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

As of September 30, 2021, the Company's investment securities portfolio consisted of 1,411 securities, of which 240 were in an unrealized loss position. As of December 31, 2020, the Company's investment securities portfolio consisted of 1,351 securities, of which 94 were in an unrealized loss position.

At this time, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the nine months ended September 30, 2021 or the twelve months ended December 31, 2020.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of September 30, 2021 or December 31, 2020. Therefore, the Company did not record an ACL for these securities as of September 30, 2021 or December 31, 2020.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	17,364	(75)	0	0	17,364	(75)
Mortgage-backed securities - residential	423,116	(6,029)	13,851	(271)	436,967	(6,300)
Mortgage-backed securities - commercial	121,782	(1,140)	18,671	(96)	140,453	(1,236)
Collateralized mortgage obligations	309,109	(2,975)	18,819	(466)	327,928	(3,441)
Obligations of state and other political subdivisions	391,674	(8,725)	19,537	(154)	411,211	(8,879)
Asset-backed securities	111,942	(770)	16,462	(38)	128,404	(808)
Other securities	43,960	(540)	0	0	43,960	(540)
Total	$1,418,947	$(20,254)	$87,340	$(1,025)	$1,506,287	$(21,279)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	57,872	(237)	0	0	57,872	(237)
Mortgage-backed securities - commercial	169,825	(986)	48,158	(2,598)	217,983	(3,584)
Collateralized mortgage obligations	49,161	(445)	1	0	49,162	(445)
Obligations of state and other political subdivisions	60,008	(291)	0	0	60,008	(291)
Asset-backed securities	84,749	(435)	68,967	(391)	153,716	(826)
Other securities	4,992	(8)	0	0	4,992	(8)
Total	$426,607	$(2,402)	$117,126	$(2,989)	$543,733	$(5,391)

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

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of September 30, 2021, First Financial had $175.7 million in PPP loans, net of unearned fees of $7.8 million. As of December 31, 2020, First Financial had $594.6 million in PPP loans, net of unearned fees of $13.7 million.

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

The following table sets forth the Company's loan portfolio at September 30, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$489,560	$512,620	$383,028	$202,002	$147,090	$166,385	$1,900,685	$615,657	$2,516,342
Special mention	431	4,549	1,008	15,556	6,816	6,631	34,991	9,897	44,888
Substandard	2,349	760	13,743	1,697	11,901	3,007	33,457	8,161	41,618
Doubtful	0	0	0	0	0	0	0	0	0
Total	$492,340	$517,929	$397,779	$219,255	$165,807	$176,023	$1,969,133	$633,715	$2,602,848
Lease financing
Pass	$14,074	$16,538	$12,217	$10,015	$4,672	$3,865	$61,381	$0	$61,381
Special mention	0	6,467	0	0	0	0	6,467	0	6,467
Substandard	0	0	0	0	0	7	7	0	7
Doubtful	0	0	0	0	0	0	0	0	0
Total	$14,074	$23,005	$12,217	$10,015	$4,672	$3,872	$67,855	$0	$67,855
Construction real estate
Pass	$53,083	$119,443	$217,302	$46,300	$531	$13,337	$449,996	$8,040	$458,036
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	18,968	0	0	0	18,968	0	18,968
Doubtful	0	0	0	0	0	0	0	0	0
Total	$53,083	$119,443	$236,270	$46,300	$531	$13,337	$468,964	$8,040	$477,004
Commercial real estate - investor
Pass	$445,746	$435,144	$981,639	$427,966	$322,647	$469,803	$3,082,945	$76,906	$3,159,851
Special mention	9,969	1,858	17,867	18,106	49,486	81,349	178,635	35	178,670
Substandard	1,634	5,992	9,787	24,037	7,120	12,573	61,143	0	61,143
Doubtful	0	0	0	0	0	0	0	0	0
Total	$457,349	$442,994	$1,009,293	$470,109	$379,253	$563,725	$3,322,723	$76,941	$3,399,664
Commercial real estate - owner
Pass	$128,070	$185,207	$127,847	$138,551	$121,509	$253,909	$955,093	$29,432	$984,525
Special mention	338	2,605	1,727	2,684	4,533	11,518	23,405	3,010	26,415
Substandard	61	477	9,548	12,779	2,396	2,471	27,732	38	27,770
Doubtful	0	0	0	0	0	0	0	0	0
Total	$128,469	$188,289	$139,122	$154,014	$128,438	$267,898	$1,006,230	$32,480	$1,038,710
Residential real estate
Performing	$194,575	$253,746	$160,338	$77,771	$37,865	$192,662	$916,957	$0	$916,957
Nonperforming	72	515	516	491	639	3,302	5,535	0	5,535
Total	$194,647	$254,261	$160,854	$78,262	$38,504	$195,964	$922,492	$0	$922,492
Home equity
Performing	$33,942	$48,210	$15,748	$12,538	$8,144	$35,170	$153,752	$552,820	$706,572
Nonperforming	0	0	44	39	56	220	359	2,119	2,478

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Total	$33,942	$48,210	$15,792	$12,577	$8,200	$35,390	$154,111	$554,939	$709,050
Installment
Performing	$13,705	$30,753	$9,667	$6,428	$4,721	$2,582	$67,856	$28,021	$95,877
Nonperforming	16	12	58	2	4	10	102	98	200
Total	$13,721	$30,765	$9,725	$6,430	$4,725	$2,592	$67,958	$28,119	$96,077
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$46,838	$46,838
Nonperforming	0	0	0	0	0	0	0	393	393
Total	$0	$0	$0	$0	$0	$0	$0	$47,231	$47,231
Grand Total	$1,387,625	$1,624,896	$1,981,052	$996,962	$730,130	$1,258,801	$7,979,466	$1,381,465	$9,360,931

The following table sets forth the Company's loan portfolio at December 31, 2020 by risk attribute and origination date:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,141,163	$460,210	$296,221	$208,077	$122,686	$138,307	$2,366,664	$502,286	$2,868,950
Special mention	24,668	10,281	18,118	6,893	6,668	6,090	72,718	10,470	83,188
Substandard	6,709	2,370	8,022	26,565	5,124	1,192	49,982	5,389	55,371
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,172,540	$472,861	$322,361	$241,535	$134,478	$145,589	$2,489,364	$518,145	$3,007,509
Lease financing
Pass	$22,916	$22,397	$12,942	$6,967	$4,802	$2,368	$72,392	$0	$72,392
Special mention	290	0	0	0	0	0	290	0	290
Substandard	5	0	0	180	120	0	305	0	305
Doubtful	0	0	0	0	0	0	0	0	0
Total	$23,211	$22,397	$12,942	$7,147	$4,922	$2,368	$72,987	$0	$72,987
Construction real estate
Pass	$96,410	$259,524	$182,625	$23,185	$24,786	$426	$586,956	$19,671	$606,627
Special mention	0	621	18,203	9,984	661	0	29,469	0	29,469
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$96,410	$260,145	$200,828	$33,169	$25,447	$426	$616,425	$19,671	$636,096
Commercial real estate - investor
Pass	$515,950	$1,011,898	$427,077	$378,536	$286,587	$361,403	$2,981,451	$56,398	$3,037,849
Special mention	0	17,463	15,534	44,426	32,408	43,704	153,535	559	154,094
Substandard	6,198	2,043	22,497	7,067	68	14,724	52,597	0	52,597
Doubtful	0	0	0	0	0	0	0	0	0
Total	$522,148	$1,031,404	$465,108	$430,029	$319,063	$419,831	$3,187,583	$56,957	$3,244,540
Commercial real estate - owner
Pass	$185,692	$162,480	$147,236	$125,275	$128,755	$211,519	$960,957	$36,721	$997,678
Special mention	4,292	11,380	2,891	8,230	3,017	19,384	49,194	59	49,253
Substandard	668	504	7,054	5,496	306	2,321	16,349	38	16,387
Doubtful	0	0	0	0	0	0	0	0	0
Total	$190,652	$174,364	$157,181	$139,001	$132,078	$233,224	$1,026,500	$36,818	$1,063,318

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Term Total	Revolving	Total
Residential real estate
Performing	$290,277	$241,601	$115,747	$64,220	$60,094	$224,281	$996,220	$0	$996,220
Nonperforming	321	429	673	643	87	4,713	6,866	0	6,866
Total	$290,598	$242,030	$116,420	$64,863	$60,181	$228,994	$1,003,086	$0	$1,003,086
Home equity
Performing	$60,967	$20,200	$17,445	$11,308	$9,744	$41,571	$161,235	$577,609	$738,844
Nonperforming	0	0	0	39	28	138	205	4,050	4,255
Total	$60,967	$20,200	$17,445	$11,347	$9,772	$41,709	$161,440	$581,659	$743,099
Installment
Performing	$21,584	$15,614	$11,041	$8,812	$1,954	$3,185	$62,190	$19,479	$81,669
Nonperforming	15	53	23	35	17	36	179	2	181
Total	$21,599	$15,667	$11,064	$8,847	$1,971	$3,221	$62,369	$19,481	$81,850
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$47,845	$47,845
Nonperforming	0	0	0	0	0	0	0	640	640
Total	$0	$0	$0	$0	$0	$0	$0	$48,485	$48,485
Grand Total	$2,378,125	$2,239,068	$1,303,349	$935,938	$687,912	$1,075,362	$8,619,754	$1,281,216	$9,900,970

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$2,574	$17	$3,487	$6,078	$2,596,770	$2,602,848	$0
Lease financing	0	0	0	0	67,855	67,855	0
Construction real estate	0	0	0	0	477,004	477,004	0
Commercial real estate-investor	0	0	18,674	18,674	3,380,990	3,399,664	0
Commercial real estate-owner	541	523	325	1,389	1,037,321	1,038,710	0
Residential real estate	3,112	384	2,040	5,536	916,956	922,492	0
Home equity	1,135	208	1,135	2,478	706,572	709,050	0
Installment	106	55	39	200	95,877	96,077	0
Credit card	310	51	106	467	46,764	47,231	104
Total	$7,778	$1,238	$25,806	$34,822	$9,326,109	$9,360,931	$104

	As of December 31, 2020
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$6,532	$0	$1,861	$8,393	$2,999,116	$3,007,509	$0
Lease financing	0	0	0	0	72,987	72,987	0
Construction real estate	0	0	0	0	636,096	636,096	0
Commercial real estate-investor	136	0	24,422	24,558	3,219,982	3,244,540	0
Commercial real estate-owner	6,480	174	400	7,054	1,056,264	1,063,318	0
Residential real estate	2,809	370	3,687	6,866	996,220	1,003,086	0
Home equity	1,483	835	1,937	4,255	738,844	743,099	0
Installment	94	35	51	180	81,670	81,850	0
Credit card	303	163	174	640	47,845	48,485	169
Total	$17,837	$1,577	$32,532	$51,946	$9,849,024	$9,900,970	$169

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

First Financial had 152 TDRs totaling $31.8 million at September 30, 2021, including $11.4 million on accrual status and $20.3 million classified as nonaccrual. First Financial had $0.3 million of commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $6.3 million related to TDRs at September 30, 2021. Additionally, as of September 30, 2021, $5.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2021 and 2020:

	Three months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	0	$0	$0	1	$1,480	$1,480
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	6,835	761	0	0	0
Residential real estate	1	145	142	2	109	92
Home equity	0	0	0	4	120	118
Installment	1	0	0	0	0	0
Total	3	$6,980	$903	7	$1,709	$1,690

	Nine months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	5	$4,967	$4,831	8	$14,984	$14,984
Construction real estate	0	0	0	0	0	0
Commercial real estate	8	16,850	9,807	0	0	0
Residential real estate	14	1,265	1,233	20	1,677	1,581
Home equity	2	30	30	10	346	344
Installment	1	0	0	1	26	15
Total	30	$23,112	$15,901	39	$17,033	$16,924

For TDRs identified during the each of the three and nine months ended September 30, 2021, there were $0.6 million chargeoffs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three and nine months ended September 30, 2020, there were $0.6 million and $1.7 million of chargeoffs for the portion of TDRs determined to be uncollectible, respectively.

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Extended maturities	$0	$0	$0	$0
Adjusted interest rates	0	0	0	0
Combination of rate and maturity changes	0	0	0	0
Forbearance	761	1,480	7,008	4,663
Other (1)	142	210	8,893	12,261
Total	$903	$1,690	$15,901	$16,924
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

For each of the three and nine month periods ended September 30, 2021, there was one TDR relationship for $0.1 million for which there was a payment default during the period that occurred within twelve months of the loan modifications. For each of the three and nine month periods ended September 30, 2020, there was one TDR relationship with an insignificant balance for which there was a payment default during the period that occurred within twelve months of the loan modifications.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that were not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

As of September 30, 2021, the Company's loan portfolio included $101.2 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications were comprised of 20 commercial loans making interest only payments. Active modifications were concentrated in hotel and franchise loans, which were $66.7 million and $34.4 million respectively as of September 30, 2021, or 66.0% and 34.0% of the total active modifications at September 30, 2021.

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

Nonperforming Loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$12,328	$2,832	$15,160	$18,711	$10,519	$29,230
Lease financing	0	0	0	0	0	0
Construction real estate	0	0	0	0	0	0
Commercial real estate	24,308	14,256	38,564	6,957	27,725	34,682
Residential real estate	0	9,416	9,416	251	11,350	11,601
Home equity	0	2,735	2,735	0	5,076	5,076
Installment	0	91	91	0	163	163
Total nonaccrual loans	$36,636	$29,330	$65,966	$25,919	$54,833	$80,752
(1) Nonaccrual loans include nonaccrual TDRs of $20.3 million and $14.7 million as of September 30, 2021 and December 31, 2020, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$3,506	$1,552	$8,157	$4,185
Interest included in income
Nonaccrual loans	1,709	689	3,526	1,226
Troubled debt restructurings	338	64	645	367
Total interest included in income	2,047	753	4,171	1,593
Net impact on interest income	$1,459	$799	$3,986	$2,592

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

	September 30, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$13,691	$827	$443	$0	$0	$199	$15,160
Commercial real estate-investor	0	19,726	0	5,987	209	0	25,922
Commercial real estate-owner	0	6,481	6,033	39	89	0	12,642
Residential real estate	0	0	0	0	9,416	0	9,416
Home equity	0	0	0	0	2,735	0	2,735
Installment	0	0	0	0	0	91	91
Total	$13,691	$27,034	$6,476	$6,026	$12,449	$290	$65,966

	December 31, 2020
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$30,961	$6,130	$2,608	$865	$0	$4,892	$45,456
Commercial real estate-investor	0	20,212	661	5,537	872	0	27,282
Commercial real estate-owner	5,842	3,495	0	42	344	0	9,723
Residential real estate	0	0	0	0	11,601	0	11,601
Home equity	0	0	0	0	5,076	0	5,076
Installment	0	0	0	0	0	163	163
Total	$36,803	$29,837	$3,269	$6,444	$17,893	$5,055	$99,301

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

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$340	$1,872	$1,287	$2,033
Additions
Commercial & industrial	0	187	98	510
Residential real estate	0	136	0	282
Total additions	0	323	98	792
Disposals
Commercial & industrial	0	0	(768)	(217)
Residential real estate	0	(510)	(268)	(1,270)
Total disposals	0	(510)	(1,036)	(1,487)
Valuation adjustment
Commercial & industrial	0	(22)	(9)	448
Residential real estate	0	(20)	0	(143)
Total valuation adjustment	0	(42)	(9)	305
Balance at end of period	$340	$1,643	$340	$1,643

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $31.8 million and $37.7 million as of September 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three and nine months ended September 30, 2021, the ACL declined due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2021
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590
Provision for credit losses	(1,515)	(374)	(4,969)	(904)	(381)	(372)	(50)	372	(8,193)
Gross charge-offs	(2,617)	0	0	(1,030)	(74)	(200)	(37)	(230)	(4,188)
Recoveries	869	0	0	223	56	426	53	67	1,694
Total net charge-offs	(1,748)	0	0	(807)	(18)	226	16	(163)	(2,494)
Ending allowance for credit losses	$43,534	$1,083	$15,390	$68,594	$6,480	$9,538	$1,177	$3,107	$148,903

	Three months ended September 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$50,421	$1,431	$15,357	$62,340	$10,581	$14,236	$1,226	$3,069	$158,661
Provision for credit losses	1,297	702	3,613	12,896	(1,364)	(1,455)	35	(425)	15,299
Loans charged off	(1,467)	(852)	0	(3,789)	(22)	(460)	(59)	(171)	(6,820)
Recoveries	265	6	0	760	91	209	35	38	1,404
Total net charge-offs	(1,202)	(846)	0	(3,029)	69	(251)	(24)	(133)	(5,416)
Ending allowance for credit losses	$50,516	$1,287	$18,970	$72,207	$9,286	$12,530	$1,237	$2,511	$168,544

	Nine months ended September 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	4,925	88	(6,347)	(4,373)	(2,113)	(2,200)	(12)	533	(9,499)
Loans charged off	(14,256)	0	(2)	(4,321)	(121)	(1,051)	(150)	(631)	(20,532)
Recoveries	1,411	0	3	493	154	920	124	150	3,255
Total net charge-offs	(12,845)	0	1	(3,828)	33	(131)	(26)	(481)	(17,277)
Ending allowance for credit losses	$43,534	$1,083	$15,390	$68,594	$6,480	$9,538	$1,177	$3,107	$148,903

	Nine months ended September 30, 2020
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$18,584	$971	$2,381	$23,579	$5,299	$4,787	$392	$1,657	$57,650
Impact of adopting ASC 326	9,901	118	11,579	24,118	5,490	8,430	801	1,068	61,505
Provision for credit losses	23,331	1,044	4,996	28,922	(1,454)	(236)	78	357	57,038
Loans charged off	(3,840)	(852)	0	(5,830)	(285)	(1,155)	(127)	(716)	(12,805)
Recoveries	2,540	6	14	1,418	236	704	93	145	5,156
Total net charge-offs	(1,300)	(846)	14	(4,412)	(49)	(451)	(34)	(571)	(7,649)
Ending allowance for credit losses	$50,516	$1,287	$18,970	$72,207	$9,286	$12,530	$1,237	$2,511	$168,544

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

The ACL on unfunded commitments was $11.6 million as of September 30, 2021 and $12.5 million as of December 31, 2020. Additionally, First Financial recorded provision recapture related to the allowance for credit losses on unfunded commitments of $2.0 million and $0.9 million for the three and nine month periods ended September 30, 2021, respectively, compared to $1.9 million for the three months ended September 30, 2020. However First Financial recorded a provision for credit losses on unfunded commitments of $2.0 million for the nine months ended September 30, 2020.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$937,771	$937,771	$937,771	$937,771
Goodwill resulting from business combinations	0	0	0	0
Balance at end of period	$937,771	$937,771	$937,771	$937,771

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2020 and no impairment was indicated. As of September 30, 2021, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.4 years.

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

Amortization expense recognized on intangible assets for the three months ended September 30, 2021 and September 30, 2020 was $2.5 million and $2.8 million, respectively. Amortization expense recognized on intangible assets for the nine months ended September 30, 2021 and September 30, 2020 was $7.4 million and $8.4 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$47,325	$(27,748)	$51,031	$(27,524)
Customer list	39,420	(7,466)	39,420	(4,778)
Other	10,146	(4,866)	10,113	(3,710)
Total	$96,891	$(40,080)	$100,564	$(36,012)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $55.5 million and $63.9 million at September 30, 2021 and December 31, 2020, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $65.8 million and $71.7 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at September 30, 2021 and December 31, 2020, respectively.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$1,831	$1,972	$5,532	$5,973
Short-term lease cost	26	30	81	111
Variable lease cost	656	632	2,011	1,899
Total operating lease cost	$2,513	$2,634	$7,624	$7,983

Future minimum commitments due under these lease agreements as of September 30, 2021 are as follows:

(Dollars in thousands)	Operating leases
2021 (remaining three months)	$1,750
2022	7,025
2023	7,032
2024	6,683
2025	6,114
Thereafter	53,221
Total lease payments	81,825
Less imputed interest	16,073
Total	$65,752

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	September 30, 2021	December 31, 2020
Operating leases
Weighted-average remaining lease term	13.6 years	15.1 years
Weighted-average discount rate	2.92%	3.07%

Supplemental cash information at September 30, 2021 and 2020 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,767	$1,928	$5,203	$5,801
ROU assets obtained in exchange for lease obligations
Operating leases	282	29	6,706	9,688

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

The following shows the remaining contractual maturity of repurchase agreements by collateral pledged:

(Dollars in thousands)	Overnight and continuous
Repurchase agreements
Mortgage-backed securities	$50,075
Collateralized mortgage obligations	31,775
Total	$81,850

Securities sold under agreements to repurchase were secured by securities with a carrying amount of $82.0 million and $126.7 million as of September 30, 2021 and December 31, 2020, respectively.

First Financial had no federal funds purchased at September 30, 2021 and $40.0 million as of December 31, 2020. The Company had $107.0 million in short-term borrowings with the FHLB at September 30, 2021 and none at December 31, 2020.

These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial had $313.2 million and $776.2 million of long-term debt as of September 30, 2021 and December 31, 2020 respectively, which included FRB borrowings, subordinated notes, FHLB long term advances and an interest free loan with a municipality.

First Financial participated in the PPPLF, which is a program created by the FRB to extend credit to eligible financial institutions that originate PPP loans. As of September 30, 2021, the bank had no outstanding PPPLF advances. As of December 31, 2020, the bank had outstanding PPPLF advances of $435.0 million with an average interest rate of 35 basis points. These borrowings were secured by pledged PPP loans and prepaid in conjunction with reductions in the principal balances of those loans.

The following is a summary of First Financial's long-term debt:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
FRB borrowings	$0	0.00%	$434,982	0.35%
FHLB borrowings	0	0.00%	19,971	1.43%
Subordinated notes	313,134	4.85%	321,384	4.86%
Unamortized debt issuance costs	(2,480)	N/A	(2,770)	N/A
Lease liability	1,801	3.81%	1,860	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$313,230	4.87%	$776,202	2.25%

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
In addition to subordinated notes, long-term debt included $20.0 million of fixed rate FHLB long-term advances as of December 31, 2020. This FHLB long-term debt matured in the first quarter of 2021, and as a result, as of September 30, 2021, the Company had no long-term FHLB advances. These instruments are primarily utilized to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the Consolidated Balance Sheets.

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(21,920)	$(313)	$(21,607)	$4,664	$(16,943)	$54,826	$(16,943)	$37,883
Retirement obligation	0	(567)	567	(129)	438	(24,091)	438	(23,653)
Total	$(21,920)	$(880)	$(21,040)	$4,535	$(16,505)	$30,735	$(16,505)	$14,230

	Three months ended September 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$6,931	$2	$6,929	$(1,495)	$5,434	$63,691	$5,434	$69,125
Retirement obligation	0	(519)	519	(118)	401	(27,260)	401	(26,859)
Total	$6,931	$(517)	$7,448	$(1,613)	$5,835	$36,431	$5,835	$42,266

	Nine months ended September 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(46,262)	$(744)	$(45,518)	$9,825	$(35,693)	$73,576	$(35,693)	$37,883
Retirement obligation	0	(1,631)	1,631	(372)	1,259	(24,912)	1,259	(23,653)
Total	$(46,262)	$(2,375)	$(43,887)	$9,453	$(34,434)	$48,664	$(34,434)	$14,230

	Nine months ended September 30, 2020
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$35,474	$(55)	$35,529	$(7,668)	$27,861	$41,264	$27,861	$69,125
Retirement obligation	0	(1,401)	1,401	(319)	1,082	(27,941)	1,082	(26,859)
Total	$35,474	$(1,456)	$36,930	$(7,987)	$28,943	$13,323	$28,943	$42,266

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2021 and 2020, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(313)	$2	$(744)	$(55)	Net gains (losses) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	105	106	307	308	Other noninterest expense
Recognized net actuarial loss (1)	(672)	(625)	(1,938)	(1,709)	Other noninterest expense
Defined benefit pension plan total	(567)	(519)	(1,631)	(1,401)
Total reclassifications for the period, before tax	$(880)	$(517)	$(2,375)	$(1,456)
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

At September 30, 2021, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among six counterparties, with an estimated fair value of $100.4 million. At December 31, 2020, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.3 billion, spread among twenty counterparties, with an estimated fair value of $182.3 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At September 30, 2021, the Company had total counterparty notional amount outstanding of $6.9 billion spread among four counterparties, with an estimated fair value of $14.9 million. At December 31, 2020, the Company had total counterparty notional amounts outstanding of $3.6 billion spread among six counterparties, with an estimated fair value of $33.1 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		September 30, 2021			December 31, 2020
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,348,651	$108,298	$(5,215)	$2,300,336	$184,777	$(107)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,348,651	5,215	(108,374)	2,300,336	107	(184,884)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	6,900,729	70,680	(55,817)	3,637,509	60,366	(27,249)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	6,900,729	55,817	(70,680)	3,637,509	27,249	(60,366)
Total		$18,498,760	$240,010	$(240,086)	$11,875,690	$272,499	$(272,606)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of liabilities (assets) presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$113,589	$(207,890)	$(94,301)	$184,991	$(385,088)	$(200,097)
Foreign exchange contracts with counterparty	126,497	(61,328)	65,169	87,615	(17,392)	70,223
Total	$240,086	$(269,218)	$(29,132)	$272,606	$(402,480)	$(129,874)
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2021:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,348,651	5.8	$103,083
Pay fixed, matched interest rate swaps with counterparty	2,348,651	5.8	(103,159)
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$6,900,729	0.6	14,863
Foreign exchange contracts-receive USD	$6,900,729	0.6	(14,863)
Total client derivatives	$18,498,760	1.9	$(76)

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $321.6 million as of September 30, 2021 and $242.4 million as of December 31, 2020. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.2 million at September 30, 2021 and $0.3 million at December 31, 2020.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2021, the notional amount of the IRLCs was $83.2 million and the notional amount of forward commitments was $92.5 million. As of December 31, 2020, the notional amount of IRLCs was $114.2 million and the notional amount of forward commitments was $112.6 million. The fair value on these agreements was $2.8 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively, and were recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. Effective January 1, 2020, First Financial adopted ASC 326, at which time First Financial estimated expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $11.6 million and $12.5 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $3.7 billion at September 30, 2021 and $3.4 billion at December 31, 2020. As of September 30, 2021, loan commitments with a fixed interest rate totaled $158.8 million while commitments with variable interest rates totaled $3.6 billion. At December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both September 30, 2021 and December 31, 2020 and have maturities ranging from less than one year to 30.0 years for September 30, 2021 and less than one year to 30.8 years for December 31, 2020.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,418,937	$2,602,848	$1,270,765	$3,007,509
Lease financing	18,229	67,855	0	72,987
Construction real estate	386,329	477,004	374,008	636,096
Commercial real estate-investor	129,332	3,399,664	139,754	3,244,540
Commercial real estate-owner	34,674	1,038,710	51,637	1,063,318
Residential real estate	53,055	922,492	28,895	1,003,086
Home equity	813,862	709,050	762,406	743,099
Installment	14,603	96,077	18,229	81,850
Credit card	221,310	47,231	207,365	48,485
Total	$3,090,331	$9,360,931	$2,853,059	$9,900,970

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $36.2 million and $36.1 million at September 30, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2021, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		September 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$111,288	$61,492	$90,401	$47,531
HTC	Equity	3,414	56	3,607	364
NMTC	Equity	4,074	0	1,165	0
Renewable energy	Equity	8,913	7,940	5,244	7,661
Total		$127,689	$69,488	$100,417	$55,556

The following tables summarize First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$2,120	$(2,097)	$1,972	$(1,812)
HTC	64	(80)	62	(82)
NMTC	53	(53)	44	(44)
Renewable energy	5,192	(5,200)	0	0
Total	$7,429	$(7,430)	$2,078	$(1,938)

	Nine months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$6,580	$(6,434)	$6,076	$(5,643)
HTC	283	(239)	202	(245)
NMTC	158	(158)	131	(131)
Renewable energy	6,232	(6,248)	0	0
Total	$13,253	$(13,079)	$6,409	$(6,019)

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

Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending.

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. No legal settlement expenses were accrued in the three months ended September 30, 2021. During the second quarter of 2021, First Financial determined that it was in its best interest to settle a lawsuit in the state of Indiana and have signed a settlement agreement that is being presented to the court for approval. As such, First Financial accrued legal settlement expenses of $3.8 million in Other noninterest expenses in the Consolidated Statements of Income during the second quarter of 2021 and settled the lawsuit for the same amount in the third quarter of 2021. No legal settlement expenses were accrued or paid in the three or nine month periods ended September 30, 2020.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2021. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2021 or December 31, 2020.

NOTE 12:  INCOME TAXES

For the Third quarter 2021, income tax expense was $7.0 million, resulting in an effective tax rate of 10.5% compared with income tax expense of $9.3 million and an effective tax rate 18.3% for the comparable period in 2020. The decrease in the effective tax rate is primarily due to investment in various tax credits, which were partially offset by higher pre-tax income in the third quarter of 2021 as compared to the third quarter of 2020. For the first nine months of 2021, income tax expense was $28.1 million, resulting in an effective tax rate of 15.1% compared with income tax expense of $23.2 million and an effective tax rate of 17.8% for the comparable period in 2020. The decrease in the effective tax rate is primarily due to investment in various tax credits, which were partially offset by higher pre-tax income in the first nine months of 2021 as compared to the first nine months of 2020.

At both September 30, 2021 and December 31, 2020, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding our uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2021 and December 31, 2020, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2018 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2018 through 2020 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2017.

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

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2021 or the year ended December 31, 2020, and does not expect to make cash contributions to the plan through the remainder of 2021.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$2,234	$2,079	$6,895	$5,855
Interest cost	549	624	1,607	1,831
Expected return on assets	(2,515)	(2,443)	(7,603)	(7,382)
Amortization of prior service cost	(105)	(106)	(307)	(308)
Net actuarial loss	672	625	1,938	1,709
Net periodic benefit cost (income)	$835	$779	$2,530	$1,705

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2021 was $7.3 million, which was partially offset by $3.5 million of expenses with Noninterest income. Gross interchange income for the third quarter of 2020 was $6.3 million, which was partially offset by $3.1 million of expenses. Gross interchange income for the first nine months of 2021 was $20.6 million, which was partially offset by $9.9 million of expenses within Noninterest income. Similarly, gross interchange income for the first nine months of 2020 was $17.6 million, which was partially offset by $8.9 million of expenses.

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

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of the executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectibility of the transaction price is probable. Once these criteria are met, the OREO asset is removed and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

NOTE 15:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income available to common shareholders	$60,012	$41,477	$158,215	$107,498

Denominator
Weighted average shares outstanding for basic earnings per common share	94,289,097	97,247,080	95,752,759	97,400,942
Effect of dilutive securities
Employee stock awards	854,833	761,653	864,841	716,521
Adjusted weighted average shares for diluted earnings per common share	95,143,930	98,008,733	96,617,600	98,117,463

Earnings per share available to common shareholders
Basic	$0.64	$0.43	$1.65	$1.10
Diluted	$0.63	$0.42	$1.64	$1.10

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2021 and September 30, 2020.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2021
Financial assets
Cash and short-term investments	$239,547	$239,547	$239,547	$0	$0
Investment securities held-to-maturity	103,886	105,679	0	105,679	0
Other investments	97,831	97,831	1,218	87,205	9,408
Loans and leases	9,212,028	9,288,399	0	0	9,288,399
Accrued interest receivable	45,983	45,983	0	14,222	31,761

Financial liabilities
Deposits	12,677,381	12,678,535	0	12,678,535	0
Short-term borrowings	188,850	188,850	188,850	0	0
Long-term debt	313,230	310,911	0	310,911	0
Accrued interest payable	4,808	4,808	0	4,808	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and short-term investments	$251,359	$251,359	$251,359	$0	$0
Investment securities held-to-maturity	131,687	136,698	0	136,698	0
Other investments	133,198	133,198	837	122,953	9,408
Loans and leases	9,725,291	9,743,497	0	0	9,743,497
Accrued interest receivable	50,903	50,903	0	13,221	37,682

Financial liabilities
Deposits	12,232,003	12,238,058	0	12,238,058	0
Short-term borrowings	166,594	166,594	166,594	0	0
Long-term debt	776,202	774,674	0	774,674	0
Accrued interest payable	6,240	6,240	14	6,226	0

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $36.6 million and $45.3 million at September 30, 2021 and December 31, 2020, respectively, with a valuation allowance of $13.7 million and $13.5 million at September 30, 2021 and December 31, 2020, respectively.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2021
Assets
Investment securities available-for-sale	$20,330	$4,055,398	$38,366	$4,114,094
Loans held for sale	0	33,835	0	33,835
Interest rate derivative contracts	0	113,601	0	113,601
Foreign exchange derivative contracts	0	126,497	0	126,497
Total	$20,330	$4,329,331	$38,366	$4,388,027

Liabilities
Interest rate derivative contracts	$0	$113,794	$0	$113,794
Foreign exchange derivative contracts	0	126,497	0	126,497
Total	$0	$240,291	$0	$240,291

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2020
Assets
Investment securities available-for-sale	$103	$3,383,902	$40,575	$3,424,580
Loans held for sale	0	41,103	0	41,103
Interest rate derivative contracts	0	185,032	0	185,032
Foreign exchange derivative contracts	0	87,615	0	87,615
Total	$103	$3,697,652	$40,575	$3,738,330

Liabilities
Interest rate derivative contracts	$0	$186,124	$0	$186,124
Foreign exchange derivative contracts	$0	$87,615	$0	$87,615
Total	$0	$273,739	$0	$273,739

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Beginning balance	$39,030	$41,577	$40,575	$9,190
Accretion (amortization)	(11)	(9)	(28)	10
Increase (decrease) in fair value	12	12	34	(26)
Settlements	(665)	(825)	(2,215)	31,581
Ending balance	$38,366	$40,755	$38,366	$40,755

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$5,597
Commercial real estate	0	0	17,299

OREO	0	0	179

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Collateral dependent loans
Commercial	$0	$0	$25,367
Commercial real estate	0	0	6,432

OREO	0	0	54

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2021 and December 31, 2020 was $33.8 million and $41.1 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2021 and December 31, 2020 was $30.5 million and $35.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $3.3 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $0.2 million for the three months ended September 30, 2021 and a $2.5 million gain for the three months ended September 30, 2020. Similarly, for the nine months ended September 30, 2021, the change in fair value of the Company’s residential mortgage loans held for sale resulted in a $2.2 million loss and the nine months ended September 30, 2020, resulted in a $7.6 million gain.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.0 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries primarily in Ohio, Indiana, Kentucky and Illinois. These subsidiaries include First Financial Bank, an
Ohio-chartered commercial bank, which operated 139 full service banking centers as of September 30, 2021. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial,
Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance.
Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United
States. Wealth Management had $3.2 billion in assets under management as of September 30, 2021 and provides a range of services which includes financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial develops a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers, and provides financing to franchise owners and clients within the financial services industry throughout the United States. First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

First Financial’s market selection process includes multiple factors, but markets are primarily chosen for their potential for long-term profitability and growth.  First Financial intends to concentrate plans for future growth and capital investment within its current markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or additional industry verticals that complement its existing business and diversify its product suite and revenue streams.

COVID-19 CONSIDERATIONS

The Company's operations and financial results for the majority of 2021 and 2020 were substantially influenced by the COVID-19 pandemic. At the onset of the pandemic, the Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health and safety of both its clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment, conditional to virus trends at any point in time. Sales associates, support teams and management largely worked remotely.

In the second half of 2020, banking centers resumed more normal operations as local governments and experts permitted relaxing physical restrictions. Associates located in the Company's corporate offices and operations centers returned to those physical locations in the third quarter of 2021, albeit with greater flexibility than pre-COVID.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals and fee waivers, in addition to temporarily suspending vehicle repossessions and residential property foreclosures. Further, the Company continuously monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available to them, while focusing internally on enhancing remote, mobile and online processes to better support a bank anytime, anywhere environment.

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. The Company's response to the PPP resulted in successes in providing customer relief, and as of September 30, 2021, the Company had outstanding PPP loans totaling $167.9 million in balances, net of $7.8 million of unearned fees.

Further, as of September 30, 2021, the Company had $101.2 million in loans, concentrated in the hotel or restaurant industry, that were still in a payment deferral to provide relief to borrowers adversely impacted by the pandemic. As provided in the CARES Act and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020, and the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

Third quarter 2021 net income was $60.0 million and earnings per diluted common share were $0.63. This compares with third quarter 2020 net income of $41.5 million and earnings per diluted common share of $0.42. For the nine months ended September 30, 2021, net income was $158.2 million and earnings per diluted common share were $1.64. This compares with net income of $107.5 million and earnings per diluted common share of $1.10 for the first nine months of 2020.
Return on average assets for the third quarter of 2021 was 1.49% compared to 1.04% for the same period in 2020, and return on average shareholders’ equity for the third quarter of 2021 was 10.53% compared to 7.40% for the third quarter of 2020. Return on average assets for the nine months ended September 30, 2021 was 1.32% compared to 0.93% for the same period in 2020, and return on average shareholders' equity was 9.34% and 6.50% for the first nine months of 2021 and 2020, respectively
A discussion of First Financial's operating results for the three and nine month periods ended September 30, 2021 follows.

NET INTEREST INCOME

First Financial’s principal source of income is net interest income, which is interest received from earning assets, including loan-related fees and purchase accounting accretion, minus interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets. Earning assets consist of interest-bearing loans to customers as well as marketable investment securities.

For analytical purposes, net interest income is presented in the following table adjusted to a tax equivalent basis assuming a 21% marginal tax rate. Net interest income is disclosed on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes it is a standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$113,410	$112,180	$341,312	$338,038
Tax equivalent adjustment	1,434	1,628	4,705	4,916
Net interest income - tax equivalent	$114,844	$113,808	$346,017	$342,954

Average earning assets	$13,724,403	$13,456,501	$13,837,766	$13,031,826

Net interest margin (1)	3.28%	3.32%	3.30%	3.46%
Net interest margin (fully tax equivalent) (1)	3.32%	3.36%	3.34%	3.52%
(1) Calculated using annualized net interest income divided by average earning assets.

Net interest income for the third quarter of 2021 was $113.4 million, an increase of $1.2 million, or 1.1%, from third quarter 2020 net interest income of $112.2 million.  Net interest income increased as a $6.5 million, or 46.6%, decrease in interest expense more than offset a $5.2 million, or 4.2%, decrease in interest income.  Net interest income on a fully tax equivalent basis for the third quarter 2021 was $114.8 million compared to $113.8 million for the third quarter 2020, and was $346.0 million for the nine months ended September 30, 2021 compared to $343.0 million for the same period of the prior year.

Net interest margin on a fully tax equivalent basis for the third quarter of 2021 was 3.32%, a decrease of 4 bps compared to 3.36% for the same period in 2020 as interest rates declined and accretion on acquired loans continued to moderate. Net interest margin on a fully tax equivalent basis for the nine months ended September 30, 2021 was 3.34%, a decrease of 18 bps compared to 3.52% for the same period of the prior year.

Interest income declined $5.2 million, or 4.2%, in the third quarter of 2021 when compared to the same quarter in 2020 as a 23 bp decrease in the yield on earning assets more than offset the impact of higher earning asset balances. The declining yield on earning assets resulted from a reduction in the fed funds target rate in response to the pandemic. Average earning assets increased to $13.7 billion in the third quarter of 2021 from $13.5 billion in the same quarter of 2020 as investment securities balances increased in conjunction with Company's strategy to deploy excess balance sheet liquidity. The increase in the size of the investment securities portfolio was partially offset by a reduction in loan balances, which was attributed to PPP run-off. For the nine months ended September 30, 2021, Interest income declined $29.6 million, or 7.5%, to $365.3 million compared to $394.9 million for the same period of the prior year. Similar to the third quarter, the year-to-date decline was driven by lower interest rates on earning assets.

Interest expense decreased $6.5 million, or 46.6%, in the third quarter of 2021 when compared to the same quarter in 2020 due to lower rates paid on deposits and the Company's deliberate management of funding costs, including the repayment of borrowings. Lower interest rates led to a decline in the cost of interest-bearing deposits, which was 0.15% in the third quarter of 2021 compared to 0.39% for the same period in the prior year. Additionally, average deposits grew $1.1 billion, or 9.6%, to $12.7 billion in the third quarter of 2021 when compared to the third quarter of 2020. This increase in deposits led to a strategic shift in overall funding mix, which included a $956.8 million, or 63.0%, decline in average borrowed funds compared to the same period in the prior year, further lowering interest costs. Interest expense for the nine months ended September 30, 2021 was $24.0 million and was $56.9 million for the same period in the prior year. Similar to the third quarter decline, the year-to-date change was also driven by the decline in the cost of interest bearing deposits and the shift in funding mix to lower cost transactional deposits.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages				Year-to-Date Averages
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Earning assets
Investments
Investment securities	$4,189,253	2.31%	$3,162,832	2.86%	$4,035,639	2.40%	$3,147,655	2.96%
Interest-bearing deposits with other banks	32,400	0.28%	40,277	0.31%	41,582	0.24%	57,138	0.51%
Gross loans (1)	9,502,750	4.03%	10,253,392	4.00%	9,760,545	4.01%	9,827,033	4.42%
Total earning assets	13,724,403	3.49%	13,456,501	3.72%	13,837,766	3.53%	13,031,826	4.05%

Nonearning assets
Allowance for credit losses	(157,727)		(165,270)		(168,449)		(147,349)
Cash and due from banks	245,212		233,216		238,531		251,147
Accrued interest and other assets	2,183,920		2,317,563		2,176,624		2,225,018
Total assets	$15,995,808		$15,842,010		$16,084,472		$15,360,642

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,960,388	0.06%	$2,668,635	0.08%	$2,961,043	0.07%	$2,563,633	0.21%
Savings	4,150,610	0.09%	3,342,514	0.14%	4,021,895	0.11%	3,164,753	0.25%
Time	1,574,951	0.49%	2,015,933	1.20%	1,659,401	0.54%	2,276,064	1.54%
Total interest-bearing deposits	8,685,949	0.15%	8,027,082	0.39%	8,642,339	0.18%	8,004,450	0.60%
Borrowed funds
Short-term borrowings	249,864	0.11%	180,956	0.11%	245,624	0.10%	740,712	1.16%
Long-term debt	313,100	5.10%	1,338,792	1.76%	486,010	3.44%	768,770	2.52%
Total borrowed funds	562,964	2.88%	1,519,748	1.57%	731,634	2.32%	1,509,482	1.85%
Total interest-bearing liabilities	9,248,913	0.32%	9,546,830	0.58%	9,373,973	0.34%	9,513,932	0.80%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,981,404		3,535,432		3,942,210		3,172,841
Other liabilities	504,198		529,326		502,421		465,116
Shareholders' equity	2,261,293		2,230,422		2,265,868		2,208,753
Total liabilities and shareholders' equity	$15,995,808		$15,842,010		$16,084,472		$15,360,642

Net interest income	$113,410		$112,180		$341,312		$338,038

Net interest spread		3.17%		3.14%		3.19%		3.25%
Contribution of noninterest-bearing sources of funds		0.11%		0.18%		0.11%		0.21%
Net interest margin (2)		3.28%		3.32%		3.30%		3.46%

Tax equivalent adjustment		0.04%		0.04%		0.04%		0.06%
Net interest margin (fully tax equivalent) (2)		3.32%		3.36%		3.34%		3.52%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2021			Changes for the nine months ended September 30, 2021
	Comparable quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(4,391)	$5,971	$1,580	$(13,309)	$15,934	$2,625
Interest-bearing deposits with other banks	(2)	(6)	(8)	(116)	(28)	(144)
Gross loans (1)	796	(7,617)	(6,821)	(30,076)	(1,995)	(32,071)
Total earning assets	(3,597)	(1,652)	(5,249)	(43,501)	13,911	(29,590)
Interest-bearing liabilities
Total interest-bearing deposits	(4,818)	252	(4,566)	(25,493)	837	(24,656)
Borrowed funds
Short-term borrowings	(2)	19	17	(5,845)	(379)	(6,224)
Long-term debt	11,249	(13,179)	(1,930)	5,287	(7,271)	(1,984)
Total borrowed funds	11,247	(13,160)	(1,913)	(558)	(7,650)	(8,208)
Total interest-bearing liabilities	6,429	(12,908)	(6,479)	(26,051)	(6,813)	(32,864)
Net interest income	$(10,026)	$11,256	$1,230	$(17,450)	$20,724	$3,274
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

Third quarter 2021 Noninterest income was $42.5 million, decreasing $7.0 million, or 14.1%, compared to $49.5 million for the third quarter of 2020. This decrease was driven primarily by a decline in Gains on the sale of loans and Foreign exchange income, partially offset by increases in Other noninterest income, Wealth management fees, Service charges on deposits and Bankcard income. Net gains from sales of loans decreased $10.0 million, or 53.8%, to $8.6 million in the third quarter of 2021 as mortgage originations declined from historic levels in the third quarter of 2020 and premiums moderated. Foreign exchange income decreased $1.3 million, or 12.7%, from the comparable period in 2020 due to lower customer demand for currency transactions in the third quarter of 2021. Other noninterest income increased $1.7 million, or 61.5%, to $4.4 million in the third quarter of 2021when compared to the same period of 2020, largely due to higher income from limited partnership investments and insurance proceeds. Wealth management fees increased $1.0 million, or 19.4% compared to the same quarter in the prior year, to $5.9 million due to increases in both trust and brokerage fees as the market recovered from pandemic uncertainty. Service charges on deposit accounts increased $1.2 million, or 16.2%, and Bankcard income grew $0.7 million, or 22.9% in the third quarter of 2021 as customer transactional activity rebounded after being suppressed in 2020 due to the pandemic.

Noninterest income for the nine months ended September 30, 2021 was $125.8 million, decreasing $1.8 million, or 1.4%, compared to $127.6 million for the same period of 2020. Gains from sales of loans decreased $11.6 million, or 30.3%, to $26.5 million due to record origination volumes in the first nine months of 2020, while Client derivative fees decreased $2.7 million, or 32.2%, to $5.6 million as a result of lower demand for customer swaps in 2021 when compared to 2020. Foreign exchange income increased $4.9 million, or 18.1%, to $32.0 million in 2021 due to increased customer demand for currency transactions. In addition, Other noninterest income increased $2.6 million, or 33.5%, to $10.4 million largely due to income from limited partnership investments and insurance proceeds, while Wealth management fees grew $1.9 million, or 11.6% to $17.7 million as the market recovered from pandemic uncertainty. Service charges on deposits increased $1.4 million, or 6.6% to $23.2 million and Bankcard income increased $2.0 million, or 23.4%, to $10.7 million as customer activity rebounded after declines in 2020.

NONINTEREST EXPENSE

Third quarter 2021 noninterest expense was $99.1 million, increasing $1.5 million, or 1.6%, compared to $97.5 million for the third quarter of 2020 primarily due to higher Other noninterest expenses and Data processing costs, partially offset by lower Salaries and benefits expenses. Other noninterest expenses increased $3.2 million, or 46.8%, in the third quarter of 2021 from the comparable quarter in 2020 largely due to write-downs of certain tax credit investments placed into service. Data processing expenses increased $1.1 million, or 16.3%, to $8.0 million in the third quarter of 2021 as the Company continued to make strategic investments to enhance its digital capabilities. Salaries and employee benefits were $61.7 million during the third quarter of 2021 and decreased $2.1 million, or 3.2%, from the same period in 2020. This decrease was primarily due to lower incentive compensation in 2021 resulting from a reduction in foreign exchange income and mortgage banking revenue, which reached record levels in the third quarter of 2020.

Noninterest expense for the nine months ended September 30, 2021 was $291.2 million, increasing $15.3 million, or 5.6%, compared to $275.9 million for the same period of 2020. Salaries and employee benefits increased $9.2 million, or 5.3%, to $183.8 million due to higher incentive compensation tied to increased fee income and annual compensation adjustments. Other noninterest expenses increased $6.2 million, or 28.7%, to $27.9 million due to legal settlement costs in the second quarter of 2021 and write-downs of various tax credit investments placed into service during the year. Additionally, Data processing costs increased $2.9 million, or 14.1%, to $23.1 million due to strategic investments in digital technology and Marketing costs increased $1.4 million, or 32.1%, to $5.8 million. These increases were partially offset by a $1.2 million, or 18.0%, decrease in Professional services due to a reimbursement of previously expensed legal fees received in the first quarter of 2021 and elevated IT consulting costs in the first quarter of 2020 driven by the pandemic.

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of legal settlement costs.

INCOME TAXES

Third quarter 2021 Income tax expense was $7.0 million, resulting in an effective tax rate of 10.5%. This compared to Income tax expense of $9.3 million and an effective tax rate of 18.3% for the third quarter of 2020. The decrease in the effective tax rate in 2021 is primarily due to tax credit investments realized during the period, which more than offset the impact from higher pre-tax income.

For the nine months ended September 30, 2021, Income tax expense was $28.1 million, resulting in an effective tax rate of 15.1% compared with Income tax expense of $23.2 million and an effective tax rate of 17.8% for the same period of 2020. The lower year-to-date tax rate in 2021 was primarily due to tax credit investments placed into service in the third quarter of 2021.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

LOANS

Loans, excluding Loans held for sale, decreased $540.0 million, or 5.5% to $9.4 billion as of September 30, 2021 from $9.9 billion as of December 31, 2020. Driven largely by repayment of PPP balances, C&I loans decreased $404.7 million, or 13.5%, to $2.6 billion. In addition, Residential real estate loans declined by $80.6 million, or 8.0%, to $922.5 million and Home equity decreased $34.0 million, or 4.6%, to $709.1 million. These declines were partially offset by higher Commercial real estate loan balances, which increased $130.5 million, or 3.0%, to $4.4 billion as of September 30, 2021.

Third quarter 2021 average loans, excluding Loans held for sale, decreased $733.8 million, or 7.2%, from the third quarter of 2020 primarily due to PPP repayment activity.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had commitments outstanding to extend credit totaling $3.7 billion and $3.4 billion at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, loan commitments with a fixed interest rate totaled $158.8 million while commitments with variable interest rates totaled $3.6 billion. Comparatively, as of December 31, 2020, loan commitments with a fixed interest rate totaled $123.6 million while commitments with variable interest rates totaled $3.3 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% for both September 30, 2021 and December 31, 2020 and maturities ranging from less than 1 year to 30.0 years at September 30, 2021 and less than 1 year to 30.8 years at December 31, 2020.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $36.2 million and $36.1 million at September 30, 2021 and December 31, 2020, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $321.6 million and $242.4 million at September 30, 2021 and December 31, 2020, respectively.

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

Nonperforming assets were $77.8 million, or 0.49% of total assets, at September 30, 2021 compared to $89.1 million, or 0.56% of total assets, at December 31, 2020. This $11.4 million, or 12.8%, decline was due to the resolution of several large non-accrual relationships outpacing the volume of loans downgraded to nonaccrual during the period.

Loans are classified as TDRs when borrowers are experiencing financial difficulties and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. TDRs are generally classified as nonaccrual for a minimum period of six months and may qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement. TDRs totaled $31.8 million at September 30, 2021, which represents an increase of $9.9 million, or 45.4%, from $21.8 million at December 31, 2020. This increase was driven primarily by a single commercial real estate relationship modified during the period.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $165.5 million as of September 30, 2021 compared to $142.0 million at December 31, 2020. Classified assets were 1.04% of total assets at September 30, 2021, compared to 0.89% as of December 31, 2020. The $23.4 million, or 16.5%, increase in classified assets compared to year-end was primarily driven by COVID related credit rating downgrades during the first quarter of 2021, particularly in the hospitality industry.

The following table details nonperforming, underperforming and classified assets, in addition to related credit quality ratios at September 30, 2021 and the previous four quarters.

	2021			2020
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
Nonperforming loans, nonperforming assets, and underperforming assets
Nonaccrual loans (1)
Commercial and industrial	$15,160	$27,426	$24,941	$29,230	$34,686
Lease financing	0	16	0	0	1,092
Construction real estate	0	0	0	0	0
Commercial real estate	38,564	45,957	44,514	34,682	24,521
Residential real estate	9,416	9,480	11,359	11,601	12,104
Home equity	2,735	3,376	4,286	5,076	5,374
Installment	91	115	146	163	153
Nonaccrual loans	65,966	86,370	85,246	80,752	77,930
Accruing troubled debt restructurings	11,448	12,070	11,608	7,099	7,759
Total nonperforming loans	77,414	98,440	96,854	87,851	85,689
Other real estate owned	340	340	854	1,287	1,643
Total nonperforming assets	77,754	98,780	97,708	89,138	87,332
Accruing loans past due 90 days or more	104	155	92	169	79
Total underperforming assets	$77,858	$98,935	$97,800	$89,307	$87,411
Total classified assets	$165,462	$182,516	$196,782	$142,021	$134,002

Credit quality ratios
Allowance for loan and lease losses to
Nonaccrual loans	225.73%	184.77%	199.33%	217.55%	216.28%
Nonperforming loans	192.35%	162.12%	175.44%	199.97%	196.69%
Total ending loans	1.59%	1.68%	1.71%	1.77%	1.65%
Nonperforming loans to total loans	0.83%	1.03%	0.97%	0.89%	0.84%
Nonperforming assets to
Ending loans, plus OREO	0.83%	1.04%	0.98%	0.90%	0.86%
Total assets	0.49%	0.62%	0.60%	0.56%	0.55%
Nonperforming assets, excluding accruing TDRs to
Ending loans, plus OREO	0.71%	0.91%	0.87%	0.83%	0.78%
Total assets	0.42%	0.54%	0.53%	0.51%	0.50%
Classified assets to total assets	1.04%	1.14%	1.22%	0.89%	0.84%
(1) Nonaccrual loans include nonaccrual TDRs of $20.3 million, $21.5 million, $20.9 million, $14.7 million and $29.3 million as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively.

INVESTMENTS

First Financial's investment portfolio totaled $4.3 billion, or 27.0% of total assets, at September 30, 2021 and $3.7 billion, or 23.1% of total assets, at December 31, 2020.  AFS securities totaled $4.1 billion at September 30, 2021 and $3.4 billion at December 31, 2020, while HTM securities totaled $103.9 million at September 30, 2021 and $131.7 million at December 31, 2020. The increase in the investment securities portfolio was a result of the Company deploying excess balance sheet liquidity resulting from an increase in deposits during the period. The effective duration of the investment portfolio increased to 3.8 years at September 30, 2021 from 3.2 years as of December 31, 2020, primarily due to an increase in the size of the portfolio and an increase in interest rates during the period.

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

At September 30, 2021, the Company's Consolidated Financial Statements reflected a $37.9 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $0.4 million unrealized gain on equity securities within other noninterest income. Comparatively, the Company's Consolidated Financial Statements reflected a $73.6 million unrealized after-tax gain on debt securities as a component of equity in accumulated other comprehensive income and a $9.0 million unrealized gain on equity securities within other noninterest income as of December 31, 2020. The decline in unrealized gains was driven by a significant rise in interest rates.
First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment when considering future investment strategies.

DEPOSITS AND FUNDING

Total deposits were $12.7 billion as of September 30, 2021 and $12.2 billion as of December 31, 2020. This change was driven by a $543.1 million, or 14.8%, increase in savings deposits and a $255.5 million, or 6.8%, increase in noninterest bearing demand deposits, which were partially offset by a $355.3 million, or 19.0%, decrease in time deposits. The increase in total deposits was attributed to increased consumer savings rates resulting from customers retaining stimulus payments, PPP loan proceeds and tax refunds.

Average deposits for the third quarter 2021 grew $1.1 billion, or 9.6%, to $12.7 billion from $11.6 billion for the comparable quarter of 2020. This increase was driven by an $808.1 million, or 24.2%, increase in average savings deposits; a $446.0 million, or 12.6%, increase in average noninterest-bearing deposits; and a $291.8 million, or 10.9%, increase in average interest-bearing demand deposits, partially offset by a $441.0 million, or 21.9%, decrease in average time deposits.
Borrowed funds were $502.1 million as of September 30, 2021 compared to $942.8 million as of December 31, 2020. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources to meet liquidity needs.

First Financial had Short-term borrowings of $188.9 million and $166.6 million as of September 30, 2021 and December 31, 2020, respectively. This increase was driven by $107.0 million of short-term borrowings with the FHLB at September 30, 2021, while there were none as of December 31, 2020. The Company utilized these short-term FHLB borrowings as a funding source subsequent to repaying longer term PPPLF funding. Short-term advances from Fed funds purchased and Repurchase agreements were $81.9 million and $166.6 million at September 30, 2021 and December 31, 2020, respectively, with changes driven by customer deposit activity under the repurchase agreements.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $313.2 million and $776.2 million at September 30, 2021 and December 31, 2020, respectively. The Company had no FRB advances from the PPPLF included in long-term borrowings as of September 30, 2021, compared to $435.0 million at December 31, 2020, as the Company paid off these borrowings in conjunction with PPP loan repayments. The PPPLF was established by the Federal Reserve to supply a source of liquidity and term financing to financial institutions participating in the PPP. These borrowings carried a 0.35% interest rate and were secured by the Company's PPP loans.

Outstanding subordinated debt totaled $310.7 million as of September 30, 2021 and $318.6 million as of December 31, 2020. The decline in subordinated debt resulted from the Company redeeming $8.4 million of 6.00% fixed rate private placement subordinated debt that had been acquired in conjunction with the MSFG merger in 2018.

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

First Financial had no FHLB long-term advances at September 30, 2021 as the Company implemented alternative funding strategies to manage liquidity and interest rate risk. FHLB long-term advances were $20.0 million as of December 31, 2020. First Financial's total remaining borrowing capacity from the FHLB was $1.5 billion as of September 30, 2021.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2021 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.0 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2021.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $4.1 billion and $3.4 billion at September 30, 2021 and December 31, 2020, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both September 30, 2021 and December 31, 2020, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At September 30, 2021, these balances totaled $239.5 million, and First Financial had unused and available overnight wholesale funding sources of $4.6 billion, or 28.8% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the third quarter of 2021 and $125.0 million for the first nine months of 2021.  As of September 30, 2021, the Bank had retained earnings of $744.3 million, of which $163.4 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $94.1 million in cash at the parent company as of September 30, 2021.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures, such as banking center expansions and technology investments, were $5.4 million and $3.6 million for the third quarters of 2021 and 2020, respectively. Capital expenditures were $10.6 million and $13.4 million for the first nine months of 2021 and 2020, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital decreased to 11.92% at September 30, 2021 from 12.20% at December 31, 2020. Likewise the total capital ratio decreased to 14.97% at September 30, 2021 from 15.55% at December 31, 2020. The leverage ratio decreased to 9.05% at September 30, 2021 compared to 9.55% as of December 31, 2020, while the Company’s tangible common equity ratio decreased to 8.21% at September 30, 2021 from 8.47% at December 31, 2020. The decline in the Company's capital ratios during 2021 was primarily driven by the overall increase in risk weighted assets.

As of September 30, 2021, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $509.5 million on a consolidated basis at September 30, 2021.

The following tables present the actual and required capital amounts and ratios as of September 30, 2021 and December 31, 2020 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2021
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,316,059	11.54%	$797,985	7.00%	N/A	N/A
First Financial Bank	1,502,914	13.20%	796,907	7.00%	$739,985	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,359,297	11.92%	968,981	8.50%	N/A	N/A
First Financial Bank	1,503,018	13.20%	967,672	8.50%	910,750	8.00%

Total capital to risk-weighted assets
Consolidated	1,706,513	14.97%	1,196,977	10.50%	N/A	N/A
First Financial Bank	1,590,214	13.97%	1,195,360	10.50%	1,138,438	10.00%

Leverage ratio
Consolidated	1,359,297	9.05%	601,054	4.00%	N/A	N/A
First Financial Bank	1,503,018	10.01%	600,361	4.00%	750,452	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,325,922	11.82%	$785,338	7.00%	N/A	N/A
First Financial Bank	1,452,403	12.95%	784,807	7.00%	$728,749	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,368,818	12.20%	953,625	8.50%	N/A	N/A
First Financial Bank	1,452,507	12.96%	952,980	8.50%	896,922	8.00%

Total capital to risk-weighted assets
Consolidated	1,744,802	15.55%	1,178,007	10.50%	N/A	N/A
First Financial Bank	1,560,457	13.92%	1,177,211	10.50%	1,121,153	10.00%

Leverage ratio
Consolidated	1,368,818	9.55%	573,526	4.00%	N/A	N/A
First Financial Bank	1,452,507	10.14%	573,094	4.00%	716,367	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on September 15, 2021 to shareholders of record as of September 1, 2021. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on December 15, 2021 to shareholders of record as of December 1, 2021.

Share repurchases. Effective January 2021, First Financial's board of directors approved a stock repurchase plan (the 2020 Repurchase Plan), replacing the plan approved that expired on December 31, 2020 (the 2019 Repurchase Plan). The 2020 Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 2,484,295 shares at an average price of $23.04 for the third quarter of 2021 and 4,633,355 shares at an average market price of $23.33 under this plan during the nine month period ending September 30, 2021. At September 30, 2021, 366,645 common shares remained available for repurchase under the 2020 Repurchase Plan.

Under the 2019 Repurchase Plan, First Financial did not repurchase any shares during the three month period ended September 30, 2020. However, it repurchased 880,000 shares at an average market price of $18.96 during the nine month period ended September 30, 2020.

Shareholders' equity. Total shareholders’ equity was $2.2 billion at September 30, 2021 and $2.3 billion at December 31, 2020.

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

The ACL on loans and leases was $148.9 million as of September 30, 2021 and $175.7 million as of December 31, 2020. As a percentage of period-end loans, the ACL was 1.59% as of September 30, 2021 and 1.77% as of December 31, 2020. Excluding PPP loan balances, the ACL was 1.62% and 1.89% of loans as of September 30, 2021 and December 31, 2020, respectively. The decline in ACL was primarily driven by improvements in economic forecasts, particularly related to the impact of the pandemic, in addition to the Company's improved credit quality and outlook.

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model, which included consideration of the impact from both the COVID-19 pandemic and the related government stimulus response. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for credit stress related to the COVID-19 pandemic, such as hotel, franchise and investor commercial real estate lending when making qualitative adjustments to the ACL model.

The ACL as a percentage of nonaccrual loans was 225.7% at September 30, 2021 and 217.6% at December 31, 2020. The increase in this ratio was primarily driven by a $14.8 million, or 18.3%, decline in nonaccrual loans during the period. The ACL as a percentage of nonperforming loans, including accruing TDRs, was 192.3% as of September 30, 2021 and 200.0% as of December 31, 2020. The decline in this ratio was driven by the decline in the ACL outpacing the decline in nonperforming loans during the period.

The Company recorded net charge-offs of $2.5 million, or 0.10% of average loans and leases on an annualized basis, in the third quarter 2021, compared to net charge-offs of $5.4 million, or 0.21% of average loans and leases on an annualized basis, for the same quarter of 2020.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the third quarter of 2021, the Company recorded $8.2 million of provision recapture for loans and leases compared to provision expense of $15.3 million during the third quarter in 2020. The decline in provision expense during the third quarter of 2021 was driven by the Company's improved credit outlook and economic forecasts. For the nine months ended September 30, 2021, the Company recorded a provision recapture on loans and leases of $9.5 million compared to a provision expense of $57.0 million for the same period of 2020.

The ACL on unfunded commitments was $11.6 million as of September 30, 2021 and $12.5 million as of December 31, 2020. First Financial recorded $2.0 million of provision recapture for credit losses on unfunded commitments for the three months ended September 30, 2021, compared to a $1.9 million of recapture in the same period 2020. For the nine months ended September 30, 2021, the Company recorded provision recapture on unfunded commitments of $0.9 million compared to $2.0 million of provision expense for the same period of 2020.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Nine months ended
	2021			2020		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2021	2020
Allowance for credit loss activity
Balance at beginning of period	$159,590	$169,923	$175,679	$168,544	$158,661	$175,679	$57,650
Impact of adopting ASC 326	0	0	0	0	0	0	61,505
Provision for loan losses	(8,193)	(4,756)	3,450	13,758	15,299	(9,499)	57,038
Gross charge-offs
Commercial and industrial	2,617	3,729	7,910	1,505	1,467	14,256	3,840
Lease financing	0	0	0	0	852	0	852
Construction real estate	0	0	2	0	0	2	0
Commercial real estate	1,030	2,041	1,250	6,270	3,789	4,321	5,830
Residential real estate	74	46	1	203	22	121	285
Home equity	200	240	611	386	460	1,051	1,155
Installment	37	77	36	21	59	150	127
Credit card	230	179	222	169	171	631	716
Total gross charge-offs	4,188	6,312	10,032	8,554	6,820	20,532	12,805
Recoveries
Commercial and industrial	869	205	337	367	265	1,411	2,540
Lease financing	0	0	0	(6)	6	0	6
Construction real estate	0	3	0	3	0	3	14
Commercial real estate	223	75	195	844	760	493	1,418
Residential real estate	56	54	44	145	91	154	236
Home equity	426	317	177	428	209	920	704
Installment	53	37	34	65	35	124	93
Credit card	67	44	39	85	38	150	145
Total recoveries	1,694	735	826	1,931	1,404	3,255	5,156
Total net charge-offs	2,494	5,577	9,206	6,623	5,416	17,277	7,649
Ending allowance for credit losses	$148,903	$159,590	$169,923	$175,679	$168,544	$148,903	$168,544

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.26%	0.48%	1.01%	0.14%	0.14%	0.60%	0.06%
Lease financing	0.00%	0.00%	0.00%	0.03%	4.29%	0.00%	1.38%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.07%	0.18%	0.10%	0.50%	0.28%	0.12%	0.14%
Residential real estate	0.01%	0.00%	(0.02)%	0.02%	(0.03)%	0.00%	0.01%
Home equity	(0.13)%	(0.04)%	0.24%	(0.02)%	0.13%	0.02%	0.08%
Installment	(0.07)%	0.19%	0.01%	(0.21)%	0.12%	0.04%	0.06%
Credit card	1.29%	1.12%	1.59%	0.69%	1.16%	1.33%	1.63%
Total net charge-offs	0.10%	0.23%	0.38%	0.26%	0.21%	0.24%	0.10%

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 37% in its interest rate risk modeling as of September 30, 2021. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2021, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(5.15)%	8.52%	16.41%
NII-Year 2	(7.03)%	11.96%	22.46%
EVE	(10.97)%	6.91%	12.35%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of September 30, 2021. The projected results for NII and EVE reflected an asset sensitive position, due to significant growth in low cost transactional deposits which have replaced wholesale borrowings in the Company's funding mix. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2021 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	9.89%	7.14%	17.74%	15.08%
NII-Year 2	13.39%	10.53%	23.84%	21.09%

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2020 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the nine months ended September 30, 2021.

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

FORWARD-LOOKING STATEMENTS

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

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-

looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include the following, without limitation:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. On December 22, 2020, the Board announced that it authorized a new repurchase plan that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, and will expire December 31, 2022. The Company purchased 2,484,295 shares at an average price of $23.04 under the 2020 Repurchase Plan in the third quarter of 2021.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/4/2021	Date	11/4/2021