Form 10-K
period 2021-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2022-02-18
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2021, was $2,227,220,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 17, 2022, there were issued and outstanding 94,149,227 common shares of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2021 (Exhibit 13) are incorporated by reference into Parts I, II and III. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2022 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report of Form 10-K. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives of our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2021 Annual Report to Shareholders (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified in their entirety by the foregoing cautionary statements.

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

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables and equipment.  First Financial works with businesses to meet their shorter-term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through a wholly-owned subsidiary of the Bank, First Financial Equipment Finance LLC (First Equipment Finance).  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, financial performance, financial strength of the principals and guarantors and collateral values, where applicable.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included on the "Statistical Information" page in First Financial's 2021 Annual Report to Shareholders for the year ended December 31, 2021, and is incorporated herein by reference.

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

COVID-19

The Company's operations and financial results in 2021 continued to be substantially influenced by the COVID-19 pandemic. The pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. Some of these issues persisted in 2021, in particular impacts to the global supply chains and the effects of a shrinking workforce, resulting in higher wages and more employee resignations across many industries.

The Company continued to prioritize the health and safety of clients and associates in 2021, although without the significant disruptions to our workforce that occurred in 2020. Banking centers offered drive through services without interruption, while lobbies were fully open and accessible to clients. Sales associates, support teams and management returned to corporate offices and operations centers in the second and third quarters of 2021.

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

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. The Bank proactively reached out to customers during 2020 to assist in seeking SBA forgiveness of PPP loans. The Company's response to the PPP resulted in successes in providing customer relief, although the program and assistance had substantially wound down by the end of 2021. As such, the Company had outstanding PPP loans totaling $55.6 million in balances, net of $2.6 million of unearned fees, as of of December 31, 2021, compared to $594.6 million of PPP loans, net of $13.7 million of unearned fees, as of December 31, 2020.

Additionally, in 2021, the Company had $16.5 million in loans that were still in a payment deferral to provide relief to borrowers adversely impacted by the pandemic, compared to $320.2 million as of December 31, 2020.

Human Capital

At December 31, 2021, First Financial had approximately 2,010 full-time employees located primarily in the states of Ohio, Indiana, Kentucky, and Illinois.

Employee Wellbeing. A key motive behind the Company’s strategic intent is “Investing in our People.” To achieve this goal, First Financial has developed a “Wellbeing Program” that is designed to support employees and their families in a holistic way, focusing on the five core areas of wellbeing: physical, financial, social, community and purpose. The program provides employees with incentives (such as health savings account contributions, paid time off and reimbursements) in exchange for participation in a range of activities, including an annual physical, webinar participation and enrollment in Company fitness activities. In 2021, 61% of eligible employees qualified for benefits under the Wellbeing Program.

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

Employee Engagement. First Financial launched its engagement initiative in 2020, partnering with a third party to measure associate engagement and develop action plans for continued improvement. In October 2021 First Financial launched its second all-associate engagement survey, which resulted in teams throughout the Bank formulating action plans to help bolster engagement across the company. In 2021, we continued to host monthly virtual town hall meetings for all associates, opening the lines of communications and answering associate concerns. In conjunction with the town hall meetings, pulse surveys were completed with themes around wellbeing, return to work, diversity and inclusion, and career coaching and development. These surveys provided insight into our associates’ needs and desires, which we can use in future program development.

Diversity, Equity and Inclusion. First Financial prioritizes diversity, equity and inclusion (DEI) as an employer, a financial institution and as a member of the communities in which we operate. The DEI Committee of the Board provides guidance and oversight to First Financial’s executive committee, the Manager of Diversity, Equity and Inclusion, and the First Financial Diversity Council, which is comprised of 10 associates from across our footprint. First Financial supports several associate-led business resource groups designed to facilitate networking and leadership development. First Financial continues to mature its DEI strategy, which includes goals and action plans designed to increase associate and management diversity.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

In December 2021, the Company completed its acquisition of Summit Funding Group, Inc. and its subsidiaries. Summit was a privately held, full service, equipment financing company that originates, purchases, sells and services equipment leases to commercial businesses in the United States and Canada. Upon completion of the transaction, Summit became a subsidiary of the Bank and continues to operate as Summit Funding Group, taking advantage of its existing brand recognition within the equipment financing industry. Pursuant to the purchase agreement, First Financial agreed to acquire all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash and $10.0 million of First Financial common stock, and a $3.6 million earn-out payment.

In August 2019, the Company acquired Bannockburn Global Forex, LLC, an industry-leading capital markets firm. The
Cincinnati-based company provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Bannockburn became a division of the Bank and continues to operate under the name "Bannockburn Global Forex", taking advantage of its existing brand recognition within the foreign exchange industry. The total purchase consideration was $114.6 million consisting of $53.7 million in cash and $60.9 million of First Financial common stock.

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

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Regulatory Relief Act) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. Bank holding companies with consolidated assets of less than $100 billion, including First Financial, are no longer subject to the enhanced capital, liquidity, risk management and other prudential standards established under the Dodd-

Frank Act. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including First Financial, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2021, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, discussed below, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. First Financial adopted the capital transition relief over the five year permissible period.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reached 1.35%. The reserve ratio reached 1.36% on September 30, 2018, and, as a result, the surcharge on banks with assets of $10 billion or more ceased with the first assessment invoice in 2019. In addition, once the DRR reached 1.38%, the FDIC applied an assessment credit to banks that had assets below $10 billion at any time during the credit calculation period, which includes the Bank. On June 30, 2020, the DRR fell below the statutory minimum to 1.30%. This drop resulted in the FDIC adopting a restoration plan requiring the restoration of the DRR to 1.35% within eight years, by September 30, 2028. This restoration plan maintained the scheduled assessment rates for all insured institutions.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the Small Dollar Rule) that modified a former rule that was issued in November 2013. Lenders are required to comply with the Small Dollar Rule by June 13, 2022. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on First Financial’s financial condition or results of operations on a consolidated basis in 2021.

Community Reinvestment Act

Under the CRA, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company from making an election to become a financial holding company. As of its 2021 examination, the Bank received a CRA rating of “outstanding.”

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

In November 2021, the FDIC, the OCC and the Federal Reserve Board issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when there is a violation or imminent threat of a violation to banking security policies and procedures, or when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident.

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

The CARES Act amended the loan program of the Small Business Administration (the SBA) in which the Bank participates to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the PPP), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. As a participating lender in the PPP, the Bank continues to monitor related legislative, regulatory, and supervisory developments. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

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

Risks Related to Economic and Market Conditions

The COVID-19 pandemic is adversely affecting our business, customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

COVID-19 has negatively impacted global, national and local economies, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The pandemic could also affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19, including the reise of new strains thereof, on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, that cannot be predicted, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of COVID-19, including new variants thereof, continues to be impossible to predict.
•The continued response of governmental and nongovernmental authorities. Authorities may continue to take action in the future directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19, including new variants thereof, and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly.
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

The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. You should consider that the effects of COVID-19 could be particularly pronounced with respect to certain of our lending portfolios:

•Commercial real estate-retail, including retail shopping centers, due to declining interest in such spaces by their users and declining interest in visiting large shared spaces. As of December 31, 2021, the retail portion of our ICRE portfolio was $795.9 million, or 8.6% of our loan portfolio.
•Residential real estate, due to customers' potential loss of income. As of December 31, 2021, this portfolio was $896.1 million, or 9.6% of our loan portfolio.
•Franchise, which primarily includes quick service and casual dining, due to stay at home orders and requirements that restaurants provide carry-out only service. As of December 31, 2021, this portfolio was $319.9 million, or 3.4% of our loan portfolio.
•Hospitality, including hotel and motel lending, due to travel limitations implemented by governments and businesses as well as declining interest in travel generally. As of December 31, 2021, this portfolio was $326.5 million, or 3.5% of our loan portfolio.

The cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

Even after COVID-19 has subsided, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession or market correction. We may continue to experience materially adverse impacts to our business as a result of any such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The effects could have a material impact on our results of operations and heighten many of the other risk factors identified in this Item.

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

If the strength of the United States economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which could materially affect our financial condition and results of operations.
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

The London Interbank Offered Rate (LIBOR) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (ARRC) has recommended the use of a Secured Overnight Funding Rate (SOFR). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry.

First Financial has established a working group to manage the LIBOR transition process. The working group has identified all LIBOR-related contracts and determined which will require amended language to incorporate a substitute reference rate. The working group has also developed and implemented flexible language regarding reference rates for all new loan products and agreements. First Financial continues to consider a replacement index for 2022 and beyond.

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

Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies may increase our credit losses, which could negatively affect our financial results.

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

Since lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.

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

We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses within the CECL model. We believe that our allowance for credit losses is maintained at a level adequate to absorb expected losses over the life of the loans in the loan portfolio as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual credit losses, and future provision for credit losses could materially affect our operating results. The accounting measurements related to the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by such model. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board (FASB) has changed its requirements for establishing the allowance for credit losses. The new accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities, as opposed to the previous practice of recording losses when it was probable that a loss event had occurred. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. We adopted the CECL accounting guidance in 2020 and recognized a one-time cumulative effect adjustment to our allowance for credit losses and retained earnings as of January 1, 2020. Concurrent with the enactment of the CARES Act, federal bank regulatory agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

We adopted CECL in the first quarter of 2020, including the regulatory phase-in. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In 2021, we were able to reverse previous provision expense of $19.0 million as the credit conditions related to COVID-19 were not as significant as originally anticipated. However, depending upon future COVID-19 variants and circumstances, we may incur significant provision expense for credit losses in future periods.

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

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. Credit unions that compete with us have regulatory and other advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which could affect our profitability.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services. For example, digital or cryptocurrencies, blockchain, and other “fintech” technologies that are designed to enhance transactional security have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries.

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

Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments as providing superior expected returns. Consumers may move money out of bank deposits in favor of other investments, including digital or cryptocurrency. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

Consumers may decide not to use banks to complete their financial transactions, or deposit funds electronically with banks having no branches within our market area, which could affect net income.

Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income and client deposits and could increase our funding costs.

Our wealth management business subjects us to a variety of investment and market risks.

At December 31, 2021, we had $3.4 billion in assets under management. A sharp decline or heightened volatility in the stock market could negatively impact the amount of assets under management and thus subject our earnings to additional risks and uncertainties.

Our foreign exchange business is largely dependent upon a small number of large clients and market volatility.

In August 2019, First Financial acquired Bannockburn, which is engaged in various foreign exchange market activities. Bannockburn’s business model relies, to some extent, upon a small number of large clients engaged in foreign currency transactions. The loss of one or more of these large client would adversely affect the revenue derived from Bannockburn. Additionally, foreign currency transactions increase as market volatility increases. Sustained periods of stability in global financial markets could adversely affect Bannockburn’s revenue.

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any of our products or services to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance practives or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

We rely on other companies to provide key components of our business infrastructure, creating risks of failures by such companies and cybersecurity incidents involving our customers’ information.

Third parties provide key components of our business infrastructure, such as processing and Internet connections and network access. These vendors also provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes could affect our ability to deliver products and services to clients and to efficiently and effectively conduct our business. Technological or financial difficulties of a third-party service provider could affect our business to the extent such difficulties result in the interruption or discontinuation of services provided by that party. Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVD-19 and any new variants thereof.

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

Additionally, we could be affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of an impact on our systems and operations from natural disasters, terrorism and international hostilities. Such events can also impact power or communications systems operated by others on which we rely.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee or third-party errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

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

As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, malware, ransomware, theft of information, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material effect on our business.

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

Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could affect us our business and results of operations.

We may not pay dividends on our common shares.

Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends on common shares are dependent upon dividends paid to us by the Bank, which are subject to regulatory restrictions. A reduction in our dividend rate could affect the market price of our common shares.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to provide liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2021, the Bank had $166.2 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2021, we had indebtedness of $706.0 million.

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

We continue to evaluate these risks on an ongoing basis.

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

See the “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2021 Annual Report to Shareholders (included within Exhibit 13 to this Form 10-K) for more information.

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

Risks Related to the Legal and Regulatory Environment

Regulatory actions could impact our ability to compete for new business, constrain our ability to fund our liquidity needs and increase the cost of our services.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

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

Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies, including digital or cryptocurrencies, blockchain, and other “fintech” technologies, could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients or be subject to increased costs.

The fiscal and monetary policies of the United States government and its agencies could have an effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially affect the value of certain financial assets we hold, such as debt securities. The policies of the Federal Reserve Board can adversely affect borrowers,adn increase default risk on their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2021, the Company operated 139 full service banking centers, 29 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 62 banking centers in Ohio, three banking centers in Illinois, 62 banking centers in Indiana and 12 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 18, 2022. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	61

James M. Anderson	EVP, Chief Financial Officer	50

Richard S. Dennen	EVP, Chief Corporate Banking Officer	55

John M. Gavigan	EVP, Chief Operating Officer	43

Karen B. Woods	EVP, General Counsel and Chief Risk Officer	53

William R. Harrod	EVP, Chief Credit Officer	54

Amanda N. Neeley	EVP, Chief Consumer Banking & Strategy Officer	41

Gregory A. Harris	President, Yellow Cardinal Advisory Group	53

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

Richard S. Dennen - Rick Dennen became the Chief Corporate Banking Officer of First Financial in 2021, responsible for all commercial aspects of the Bank including business capital, investment real estate, equipment finance, treasury management and foreign exchange business. Mr. Dennen remains the President and CEO of First Commercial Finance, which includes Oak Street Funding and First Franchise Capital Corporation, a role he has held since 2015. Oak Street Funding is a specialty finance company engaged in lending to insurance agencies, registered investment advisors, certified public accountants, energy and indirect auto financing companies. First Franchise Capital Corporation lends to restaurant franchisee. Mr. Dennen is a certified public accountant.

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

Amanda N. Neeley - Mandy Neeley is the Chief Consumer Banking & Strategy Officer of First Financial. Ms. Neeley is responsible for retail banking and mortgage banking, as well as the launch and evolution of the First Financial brand, the advancement of sales process, and development of a formalized strategic planning program. Ms. Neeley has spent her entire career in banking with the Bank, beginning as a part-time teller during college and, after graduating in 2003, Marketing Coordinator. She has held the role of Chief Strategy Officer since 2016 and added the role of Chief Consumer Banking Officer in 2021.

Gregory A. Harris - Greg Harris serves as the president of Affluent Banking and Yellow Cardinal Advisory Group, a division of First Financial Bank. He is responsible for all aspects of the business line including sales, client experience, investment management, administration, compliance, and operations. Greg joined First Financial in 2009 and has over 30 years of experience in the financial services industry. Prior to joining First Financial, Greg served in various leadership capacities at Touchstone Investments, an institutional mutual fund management company and Fund Project Services, Inc., a financial services M&A integration firm he co-founded in 1998. He began his career at Fifth Third Bank as a product manager within the bank's Trust and Investment business.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." The information contained in the “Quarterly Financial And Common Stock Data” in First Financial’s Annual Report to Shareholders for the year ended December 31, 2021, with respect to our stock price and dividends, is incorporated herein by reference in response to this item.

As of February 17, 2022, our common shares were held by approximately 3,965 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2021, a total of 20,515 stock options and 839,733 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2021 Annual Report to Shareholders and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

In December 2018 the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of stock through December 31, 2020. On December 22, 2020, the Board announced that it authorized a new repurchase plan that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, but was terminated in December 2021 and replaced with a new plan effective January 1, 2022. The Company did not purchase any shares under the 2020 Repurchase Plan in the fourth quarter of 2021.

Item 6.  Selected Financial Data.
Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 14 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

The Quarterly Financial and Common Stock Data at the end of the Notes to Consolidated Financial Statements in First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference.

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

On December 31, 2021, First Financial acquired Summit Funding Group, Inc. The internal control over financial reporting of Summit's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Summit acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Summit operations represents 1.5% of total consolidated assets as of the period covered by this report.

Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting
There were no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

Item 9B.  Other Information.
None.

Item 9.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 24, 2022, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	20,515	$10.98	4,984,895
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 13 - Loans to Related Parties in the Notes to Consolidated Financial Statements included in First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1)    The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2021 Annual Report to Shareholders (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm (PCAOB ID 173) - Incorporated by reference from First Financial's 2021 Annual Report

Consolidated Balance Sheets as of December 31, 2021 and 2020 - Incorporated by reference from First Financial’s 2021 Annual Report

Consolidated Statements of Income for years ended December 31, 2021, 2020 and 2019 - Incorporated by reference from First Financial’s 2021 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2021, 2020 and 2019 - Incorporated by reference from First Financial’s 2021 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2021, 2020 and 2019 - Incorporated by reference from First Financial’s 2021 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2021, 2020 and 2019 - Incorporated by reference from First Financial’s 2021 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2021 Annual Report

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

2.5
Stock Purchase Agreement, dated as of December 6, 2021, by and among First Financial Bancorp., First Financial Bank, Summit Funding Group, Inc., the Sellers (as defined therein), and Richard L. Ross, as Sellers’ Representative (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on December 7, 2021) (certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (File No. 001-34762).

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

10.16	First Financial Bancorp Amended and Restated 2012 Stock Plan (filed as Exhibit A to the Definitive Proxy Statement filed on April 13, 2017 and incorporated herein by reference) (File No. 001-34762).*
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

10.29
Letter Agreement dated June 3, 2019, between Claude E. Davis and First Financial Bancorp (filed as Exhibit 10.2 to First Financial's Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.30	First Financial Bancorp. 2020 Stock Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2020)(File No. 001-34762) .*
10.31
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference) (File No. 001-34762).

10.32
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2020 and incorporated herein by reference( (File No. 001-34762).*

10.33	Severance and Change in Control Agreement between Richard Dennen and First Financial Bank dated September 21, 2021.*
10.34	Credit Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed herewith).
10.35	Pledge and Security Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed herewith).
13	Registrant's annual report to shareholders for the year ended December 31, 2021.

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

21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/18/2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director President and Chief Executive Officer		James M. Anderson, Executive Vice President and Chief Financial Officer

Date	2/18/2022	Date	2/18/2022

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, First Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/18/2022	Date	2/18/2022

/s/ William G. Barron		/s/ Vincent A. Berta
William G. Barron, Director		Vincent A. Berta, Director

Date	2/18/2022	Date	2/18/2022

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/18/2022	Date	2/18/2022

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/18/2022	Date	2/18/2022

/s/ John T. Neighbours		/s/ Thomas M. O'Brien
John T. Neighbours, Director		Thomas M. O'Brien, Director

Date	2/18/2022	Date	2/18/2022

/s/ Maribeth S. Rahe
Maribeth S. Rahe, Director

Date	2/18/2022